Form 10-Q
period 2014-09-30
Federal Home Loan Bank of Dallas
filed 2014-11-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
At October 31, 2014, the registrant had outstanding 9,932,479 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$3,319,398	$911,081
Interest-bearing deposits	328	344
Security purchased under agreement to resell (Note 10)	200,000	—
Federal funds sold	3,592,000	1,468,000
Trading securities (Notes 3, 10 and 15) ($24,993 pledged at September 30, 2014, which can be rehypothecated)	458,326	1,007,757
Available-for-sale securities (Note 4)	6,075,291	5,455,693
Held-to-maturity securities (a) (Note 5)	4,892,313	5,198,549
Advances (Notes 6 and 7)	18,758,139	15,978,945
Mortgage loans held for portfolio, net of allowance for credit losses of $148 and $165 at September 30, 2014 and December 31, 2013, respectively (Note 7)	75,692	91,110
Accrued interest receivable	78,345	64,425
Premises and equipment, net	18,250	18,477
Derivative assets (Notes 10 and 11)	8,187	15,909
Other assets	8,333	11,534
TOTAL ASSETS	$37,484,602	$30,221,824

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$622,949	$885,638
Non-interest bearing	24	29
Total deposits	622,973	885,667

Consolidated obligations (Note 8)
Discount notes	17,433,491	5,984,530
Bonds	17,356,431	21,486,712
Total consolidated obligations	34,789,922	27,471,242

Mandatorily redeemable capital stock	4,655	3,065
Accrued interest payable	41,132	47,035
Affordable Housing Program (Note 9)	26,256	31,864
Derivative liabilities (Notes 10 and 11)	12,116	10,991
Other liabilities (Note 4)	48,003	25,456
Total liabilities	35,545,057	28,475,320

Commitments and contingencies (Notes 7 and 15)

CAPITAL (Note 12)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,413,978 and 11,236,747 shares at September 30, 2014 and December 31, 2013, respectively	1,241,398	1,123,675
Retained earnings
Unrestricted	642,747	615,620
Restricted	47,399	39,850
Total retained earnings	690,146	655,470
Accumulated other comprehensive income (loss) (Note 18)	8,001	(32,641)
Total capital	1,939,545	1,746,504
TOTAL LIABILITIES AND CAPITAL	$37,484,602	$30,221,824
_____________________________

(a)	Fair values: $4,958,415 and $5,258,422 at September 30, 2014 and December 31, 2013, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST INCOME
Advances	$30,533	$34,627	$92,327	$108,121
Prepayment fees on advances, net	491	10,145	5,354	13,819
Interest-bearing deposits	155	208	471	956
Securities purchased under agreements to resell	203	30	394	1,116
Federal funds sold	610	388	1,361	1,576
Trading securities	108	132	386	132
Available-for-sale securities	5,649	5,658	15,912	17,361
Held-to-maturity securities	9,628	12,594	30,946	40,755
Mortgage loans held for portfolio	1,117	1,402	3,565	4,571
Other	—	—	—	1
Total interest income	48,494	65,184	150,716	188,408
INTEREST EXPENSE
Consolidated obligations
Bonds	17,797	21,352	55,573	69,454
Discount notes	3,150	1,438	6,938	5,169
Deposits	17	24	60	88
Mandatorily redeemable capital stock	3	9	11	17
Other borrowings	—	2	4	6
Total interest expense	20,967	22,825	62,586	74,734
NET INTEREST INCOME	27,527	42,359	88,130	113,674

OTHER INCOME (LOSS)
Service fees	737	744	1,880	2,060
Net gains on trading securities	61	687	620	927
Net gains (losses) on derivatives and hedging activities	1,491	(663)	2,459	4,213
Gains on early extinguishment of debt	—	5,642	723	5,642
Letter of credit fees	1,259	1,152	3,600	3,457
Other, net	(379)	(3)	(435)	(28)
Total other income	3,169	7,559	8,847	16,271
OTHER EXPENSE
Compensation and benefits	8,935	10,032	29,090	30,107
Other operating expenses	8,625	5,927	22,503	18,785
Finance Agency	502	495	1,667	1,710
Office of Finance	572	643	1,715	1,852
Other	30	7	63	8
Total other expense	18,664	17,104	55,038	52,462
INCOME BEFORE ASSESSMENTS	12,032	32,814	41,939	77,483
Affordable Housing Program assessment	1,204	3,282	4,195	7,750
NET INCOME	$10,828	$29,532	$37,744	$69,733
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$10,828	$29,532	$37,744	$69,733
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	4,853	(5,822)	35,221	(25,314)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	1,783	2,044	5,490	6,144
Postretirement benefit plan
Prior service cost	—	—	—	(211)
Amortization of prior service cost (credit) included in net periodic benefit cost	1	(5)	2	(13)
Amortization of net actuarial gain included in net periodic benefit cost	(24)	(6)	(71)	(18)
Total other comprehensive income (loss)	6,613	(3,789)	40,642	(19,412)
TOTAL COMPREHENSIVE INCOME	$17,441	$25,743	$78,386	$50,321

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited, in thousands)

						Accumulated Other Comprehensive Income (Loss)
	Capital Stock Class B - Putable		Retained Earnings				Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2014	11,237	$1,123,675	$615,620	$39,850	$655,470	$(32,641)	$1,746,504
Proceeds from sale of capital stock	8,570	857,028	—	—	—	—	857,028
Repurchase/redemption of capital stock	(7,397)	(739,683)	—	—	—	—	(739,683)
Shares reclassified to mandatorily redeemable capital stock	(25)	(2,559)	—	—	—	—	(2,559)
Comprehensive income
Net income	—	—	30,195	7,549	37,744	—	37,744
Other comprehensive income	—	—	—	—	—	40,642	40,642
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(128)	—	(128)	—	(128)
Mandatorily redeemable capital stock	—	—	(3)	—	(3)	—	(3)
Stock	29	2,937	(2,937)	—	(2,937)	—	—

BALANCE, SEPTEMBER 30, 2014	12,414	$1,241,398	$642,747	$47,399	$690,146	$8,001	$1,939,545

BALANCE, JANUARY 1, 2013	12,170	$1,216,986	$549,617	$22,276	$571,893	$(18,245)	$1,770,634
Proceeds from sale of capital stock	7,169	716,886	—	—	—	—	716,886
Repurchase/redemption of capital stock	(7,709)	(770,885)	—	—	—	—	(770,885)
Net shares reclassified to mandatorily redeemable capital stock	(259)	(25,882)	—	—	—	—	(25,882)
Comprehensive income
Net income	—	—	55,786	13,947	69,733	—	69,733
Other comprehensive loss	—	—	—	—	—	(19,412)	(19,412)
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(130)	—	(130)	—	(130)
Mandatorily redeemable capital stock	—	—	(24)	—	(24)	—	(24)
Stock	31	3,066	(3,066)	—	(3,066)	—	—

BALANCE, SEPTEMBER 30, 2013	11,402	$1,140,171	$602,183	$36,223	$638,406	$(37,657)	$1,740,920

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$37,744	$69,733
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	52,687	25,529
Concessions on consolidated obligation bonds	1,435	1,418
Premises, equipment and computer software costs	2,638	3,614
Non-cash interest on mandatorily redeemable capital stock	11	10
Gains on early extinguishment of debt	(723)	(5,642)
Net loss on disposition of premises, equipment and computer software	72	—
Net increase in trading securities	(664)	(1,777)
Loss due to change in net fair value adjustment on derivative and hedging activities	67,917	65,549
Increase in accrued interest receivable	(13,904)	(5,791)
Decrease in other assets	3,310	1,498
Increase (decrease) in Affordable Housing Program (AHP) liability	(5,608)	1,296
Decrease in accrued interest payable	(5,903)	(5,081)
Increase in other liabilities	2,066	1,999
Total adjustments	103,334	82,622
Net cash provided by operating activities	141,078	152,355

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits, including swap collateral pledged	169,372	335,298
Net decrease (increase) in securities purchased under agreements to resell	(200,000)	2,500,000
Net decrease (increase) in federal funds sold	(2,124,000)	513,000
Net decrease (increase) in short-term trading securities held for investment	549,329	(699,164)
Purchases of available-for-sale securities	(646,094)	—
Proceeds from maturities of available-for-sale securities	5,029	—
Proceeds from maturities of long-term held-to-maturity securities	772,838	1,399,387
Purchases of long-term held-to-maturity securities	(453,459)	(1,331,882)
Principal collected on advances	346,985,821	366,535,440
Advances made	(349,805,603)	(365,019,232)
Principal collected on mortgage loans held for portfolio	15,297	24,888
Purchases of premises, equipment and computer software	(1,749)	(981)
Net cash provided by (used in) investing activities	(4,733,219)	4,256,754

	For the Nine Months Ended
	September 30,
	2014	2013
FINANCING ACTIVITIES
Net decrease in deposits, including swap collateral held	(265,214)	(301,131)
Net payments on derivative contracts with financing elements	(126,130)	(151,296)
Net proceeds from issuance of consolidated obligations
Discount notes	190,366,204	138,034,921
Bonds	9,756,396	5,672,427
Debt issuance costs	(2,270)	(971)
Payments for maturing and retiring consolidated obligations
Discount notes	(178,917,910)	(138,504,767)
Bonds	(13,926,855)	(9,141,573)
Proceeds from issuance of capital stock	857,028	716,886
Proceeds from issuance of mandatorily redeemable capital stock	9	18
Payments for redemption of mandatorily redeemable capital stock	(989)	(351)
Payments for repurchase/redemption of capital stock	(739,683)	(770,885)
Cash dividends paid	(128)	(130)
Net cash provided by (used in) financing activities	7,000,458	(4,446,852)

Net increase (decrease) in cash and cash equivalents	2,408,317	(37,743)
Cash and cash equivalents at beginning of the period	911,081	920,780
Cash and cash equivalents at end of the period	$3,319,398	$883,037

Supplemental Disclosures:
Interest paid	$88,704	$111,311
AHP payments, net	$9,803	$6,454
Stock dividends issued	$2,937	$3,066
Dividends paid through issuance of mandatorily redeemable capital stock	$3	$24
Net capital stock reclassified to mandatorily redeemable capital stock	$2,559	$25,882

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
Revenue from Contracts with Customers. On May 28, 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, ASU 2014-09 amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. ASU 2014-09 applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts. The guidance in ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for the Bank). Early application is not permitted. The Bank has not yet determined the effect, if any, that the adoption of ASU 2014-09 will have on its results of operations or financial condition.
Repurchase-to-Maturity Transactions and Repurchase Financings. On June 12, 2014, the FASB issued ASU 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 and the disclosures for certain transactions accounted for as a sale are effective for public companies for the first interim or annual period beginning after December 15, 2014 (January 1, 2015 for the Bank). For public companies, the disclosures for transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014 (January 1, 2015 for the Bank), and interim periods beginning after March 15, 2015 (April 1, 2015 for the Bank). Earlier application for a public company is prohibited. The adoption of this guidance is not expected to have any impact on the Bank's results of operations or financial condition.
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

Note 3—Trading Securities
Trading securities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
U.S. Treasury Bills	$449,825	$999,505
Other	8,501	8,252
Total	$458,326	$1,007,757

Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of September 30, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$49,326	$383	$—	$49,709
GSE obligations	4,891,049	38,024	—	4,929,073
Other	432,081	2,472	3	434,550
	5,372,456	40,879	3	5,413,332
GSE commercial MBS	668,482	—	6,523	661,959
Total	$6,040,938	$40,879	$6,526	$6,075,291
Included in the table above are GSE commercial MBS that were purchased but which had not yet settled as of September 30, 2014. The amount due of $20,413,000 is included in other liabilities on the statement of condition at that date.
Available-for-sale securities as of December 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,195	$48	$101	$54,142
GSE obligations	4,965,468	6,111	6,201	4,965,378
Other	436,898	418	1,143	436,173
Total	$5,456,561	$6,577	$7,445	$5,455,693

Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of September 30, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
Other	3	$23,458	$3	—	$—	$—	3	$23,458	$3
GSE commercial MBS	24	661,959	6,523	—	—	—	24	661,959	6,523
Total	27	$685,417	$6,526	—	$—	$—	27	$685,417	$6,526

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

At September 30, 2014, the gross unrealized losses on the Bank’s available-for-sale securities were $6,526,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of September 30, 2014, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of PEFCO debentures were rated Aaa by Moody's and AA+ by S&P at that date; the PEFCO debentures are not rated by Fitch. Based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE MBS and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at September 30, 2014 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2014.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2014 and December 31, 2013 are presented below (in thousands).

	September 30, 2014		December 31, 2013
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$42,155	$42,163	$26,842	$26,851
Due after one year through five years	4,185,812	4,210,766	3,910,837	3,914,956
Due after five years through ten years	1,144,489	1,160,403	1,518,882	1,513,886
	5,372,456	5,413,332	5,456,561	5,455,693
GSE commercial MBS	668,482	661,959	—	—
Total	$6,040,938	$6,075,291	$5,456,561	$5,455,693
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Amortized cost of available-for-sale securities other than MBS
Fixed-rate	$5,297,456	$5,381,561
Variable-rate	75,000	75,000
	5,372,456	5,456,561
Amortized cost of fixed-rate multi-family MBS	668,482	—
Total	$6,040,938	$5,456,561
At September 30, 2014 and December 31, 2013, all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2014 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$27,803	$—	$27,803	$215	$—	$28,018
Mortgage-backed securities
U.S. government-guaranteed residential MBS	7,150	—	7,150	34	—	7,184
GSE residential MBS	4,648,058	—	4,648,058	47,696	1,136	4,694,618
Non-agency residential MBS	175,192	27,710	147,482	23,446	4,164	166,764
GSE commercial MBS	61,820	—	61,820	37	26	61,831
	4,892,220	27,710	4,864,510	71,213	5,326	4,930,397
Total	$4,920,023	$27,710	$4,892,313	$71,428	$5,326	$4,958,415

Held-to-maturity securities as of December 31, 2013 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$32,689	$—	$32,689	$126	$156	$32,659
Mortgage-backed securities
U.S. government-guaranteed residential MBS	10,110	—	10,110	58	—	10,168
GSE residential MBS	4,990,347	—	4,990,347	46,734	4,683	5,032,398
Non-agency residential MBS	198,603	33,200	165,403	17,794	—	183,197
	5,199,060	33,200	5,165,860	64,586	4,683	5,225,763
Total	$5,231,749	$33,200	$5,198,549	$64,712	$4,839	$5,258,422

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of September 30, 2014. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential mortgage-backed securities, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities
GSE residential MBS	1	$11,666	$7	22	$804,086	$1,129	23	$815,752	$1,136
Non-agency residential MBS	—	—	—	24	136,555	9,798	24	136,555	9,798
GSE commercial MBS	1	35,246	26	—	—	—	1	35,246	26
	2	46,912	33	46	940,641	10,927	48	987,553	10,960
Total	2	$46,912	$33	46	$940,641	$10,927	48	$987,553	$10,960

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

At September 30, 2014, the gross unrealized losses on the Bank’s held-to-maturity securities were $10,960,000, of which $9,798,000 was attributable to its holdings of non-agency (i.e., private-label) residential MBS and $1,162,000 was attributable to securities that are issued and guaranteed by GSEs.
As of September 30, 2014, the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of agency MBS, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at September 30, 2014 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2014.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2014 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 27 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of September 30, 2014 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of September 30, 2014 assumed changes in home prices ranging from declines of 3 percent to increases of 9 percent over the 12-month period beginning July 1, 2014. For the vast majority of markets, the changes were projected to range from no change to increases of 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of these securities were deemed to be other-than-temporarily impaired as of September 30, 2014.

Prior to 2013, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired. The following table sets forth additional information for each of the securities that was deemed to be other-than-temporarily impaired in a prior period (in thousands). All of the Bank’s non-agency RMBS are rated by Moody’s, S&P and/or Fitch. The credit ratings presented in the table represent the lowest rating assigned to the security by any of these NRSROs as of September 30, 2014.

		September 30, 2014			Cumulative from Period of Initial Impairment Through September 30, 2014		September 30, 2014
	Period of Initial Impairment	Credit Rating	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	Q1 2009	Triple-C	$12,225	$9,625	$10,271	$8,035	$7,389	$10,132
Security #2	Q1 2009	Triple-C	11,900	11,201	12,389	8,732	7,544	10,569
Security #3	Q2 2009	Single-D	15,642	11,909	15,283	12,085	8,711	12,759
Security #4	Q2 2009	Triple-C	8,021	7,304	7,890	5,799	5,213	7,318
Security #5	Q3 2009	Triple-C	14,749	13,019	10,047	7,541	10,513	12,858
Security #6	Q3 2009	Triple-C	12,990	11,582	10,567	7,385	8,400	11,435
Security #7	Q3 2009	Single-B	4,480	4,400	3,575	2,399	3,224	4,044
Security #8	Q1 2010	Single-B	6,988	6,965	4,968	3,259	5,256	6,235
Security #9	Q1 2010	Triple-C	2,972	2,934	2,208	1,463	2,189	2,640
Security #10	Q4 2010	Triple-C	5,855	5,429	3,331	1,833	3,931	5,003
Security #11	Q4 2010	Triple-C	7,005	7,001	4,096	2,337	5,242	6,439
Security #12	Q4 2010	Triple-C	3,707	3,623	1,820	1,014	2,817	3,327
Security #13	Q4 2010	Triple-C	4,599	4,584	2,418	1,490	3,656	4,234
Security #14	Q2 2011	Triple-C	10,083	9,852	5,942	3,723	7,633	8,171
Totals			$121,216	$109,428	$94,805	$67,095	$81,718	$105,164
The following table presents a rollforward for the three and nine months ended September 30, 2014 and 2013 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance of credit losses, beginning of period	$12,770	$13,039	$12,901	$13,039
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(64)	(70)	(195)	(70)
Balance of credit losses, end of period	12,706	12,969	12,706	12,969
Cumulative principal shortfalls on securities held at end of period	(1,192)	(614)	(1,192)	(614)
Cumulative amortization of the time value of credit losses at end of period	279	215	279	215
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$11,793	$12,570	$11,793	$12,570

     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2014 and December 31, 2013 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2014			December 31, 2013
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$12,856	$12,856	$12,977	$16,376	$16,376	$16,502
Due after five years through ten years	14,947	14,947	15,041	8,483	8,483	8,411
Due after ten years	—	—	—	7,830	7,830	7,746
	27,803	27,803	28,018	32,689	32,689	32,659
Mortgage-backed securities	4,892,220	4,864,510	4,930,397	5,199,060	5,165,860	5,225,763
Total	$4,920,023	$4,892,313	$4,958,415	$5,231,749	$5,198,549	$5,258,422

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $28,474,000 and $35,732,000 at September 30, 2014 and December 31, 2013, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$27,803	$32,689
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	290	344
Collateralized mortgage obligations
Fixed-rate	701	847
Variable-rate	4,829,409	5,197,869
Variable-rate multi-family MBS	61,820	—
	4,892,220	5,199,060
Total	$4,920,023	$5,231,749

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2013 or the nine months ended September 30, 2014.

Note 6—Advances
     Redemption Terms. At September 30, 2014 and December 31, 2013, the Bank had advances outstanding at interest rates ranging from 0.04 percent to 8.61 percent and from 0.05 percent to 8.61 percent, respectively, as summarized below (dollars in thousands).

	September 30, 2014		December 31, 2013
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$10,067	4.03%	$3,499	4.07%

Due in one year or less	11,619,904	0.35	8,343,704	0.34
Due after one year through two years	1,054,581	1.41	1,386,230	1.78
Due after two years through three years	1,370,266	2.13	822,497	1.79
Due after three years through four years	1,275,380	2.82	1,376,579	2.90
Due after four years through five years	607,299	2.11	1,075,960	2.43
Due after five years	890,241	3.21	789,625	3.14
Amortizing advances	1,787,409	3.48	1,997,270	3.64
Total par value	18,615,147	1.20%	15,795,364	1.46%

Deferred prepayment fees	(14,849)		(15,916)
Commitment fees	(142)		(111)
Hedging adjustments	157,983		199,608
Total	$18,758,139		$15,978,945

The balances of overdrawn demand deposit accounts were fully collateralized at September 30, 2014 and December 31, 2013 and were repaid on the first business day of October 2014 and January 2014, respectively. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2014 and December 31, 2013, the Bank had aggregate prepayable and callable advances totaling $377,844,000 and $106,304,000, respectively, the vast majority of which were either amortizing advances or were due within one year.

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2014 and December 31, 2013, the Bank had putable advances outstanding totaling $1,593,071,000 and $1,653,471,000, respectively.

The following table summarizes advances outstanding at September 30, 2014 and December 31, 2013, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2014	December 31, 2013
Overdrawn demand deposit accounts	$10,067	$3,499

Due in one year or less	13,114,974	9,961,774
Due after one year through two years	994,081	1,230,230
Due after two years through three years	1,073,146	799,997
Due after three years through four years	397,430	677,459
Due after four years through five years	347,799	375,510
Due after five years	890,241	749,625
Amortizing advances	1,787,409	1,997,270

Total par value	$18,615,147	$15,795,364

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Fixed-rate
Due in one year or less	$11,308,961	$7,352,066
Due after one year	6,933,694	7,390,799
Total fixed-rate	18,242,655	14,742,865
Variable-rate
Due in one year or less	332,067	1,008,499
Due after one year	40,425	44,000
Total variable-rate	372,492	1,052,499
Total par value	$18,615,147	$15,795,364

At September 30, 2014 and December 31, 2013, 28 percent and 33 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended September 30, 2014 and 2013, gross advance prepayment fees received from members/borrowers were $2,063,000 and $74,234,000, respectively, of which $1,570,000 and $258,000, respectively, were deferred. During the nine months ended September 30, 2014 and 2013, gross advance prepayment fees received from members/borrowers were $10,687,000 and $84,238,000, respectively, of which $1,862,000 and $504,000, respectively, were deferred.

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
A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments: (1) advances and other extensions of credit to members/borrowers, collectively referred to as “extensions of credit to members”; (2) government-guaranteed/insured mortgage loans held for portfolio; and (3) conventional mortgage loans held for portfolio.
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
During the nine months ended September 30, 2014 and 2013, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2014 or December 31, 2013.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At September 30, 2014 and December 31, 2013, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2014 and December 31, 2013, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at September 30, 2014 and December 31, 2013 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	September 30, 2014			December 31, 2013
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,246	$2,274	$3,520	$973	$3,390	$4,363
60-89 days delinquent	455	374	829	406	712	1,118
90 days or more delinquent	420	142	562	694	253	947
Total past due	2,121	2,790	4,911	2,073	4,355	6,428
Total current loans	33,864	36,653	70,517	41,575	42,747	84,322
Total mortgage loans	$35,985	$39,443	$75,428	$43,648	$47,102	$90,750

Other delinquency statistics:
In process of foreclosure (1)	$298	$—	$298	$426	$21	$447
Serious delinquency rate (2)	1.2%	0.4%	0.7%	1.6%	0.5%	1.0%
Past due 90 days or more and still accruing interest (3)	$—	$142	$142	$—	$253	$253
Nonaccrual loans	$420	$—	$420	$694	$—	$694
Troubled debt restructurings	$136	$—	$136	$143	$—	$143
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At September 30, 2014 and December 31, 2013, the Bank’s other assets included $176,000 and $212,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At September 30, 2014 and December 31, 2013, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $148,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at September 30, 2014. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$148	$175	$165	$183
Chargeoffs	—	—	(17)	(8)
Balance, end of period	$148	$175	$148	$175

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of September 30, 2014 and December 31, 2013 (in thousands).

	September 30, 2014	December 31, 2013
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$148	$165

Unpaid principal balance
Individually evaluated for impairment	$536	$816
Collectively evaluated for impairment	35,449	42,832
	$35,985	$43,648

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
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $817 billion and $767 billion at September 30, 2014 and December 31, 2013, respectively. The Bank was the primary obligor on $34.9 billion and $27.6 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2014 and December 31, 2013 (in thousands, at par value).

	September 30, 2014	December 31, 2013
Fixed-rate	$9,598,520	$12,857,160
Variable-rate	4,371,000	6,021,000
Step-up	3,322,500	2,585,000
Step-down	125,000	125,000
Total par value	$17,417,020	$21,588,160

At September 30, 2014 and December 31, 2013, 90 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.
    Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2014 and December 31, 2013, by contractual maturity (dollars in thousands):

	September 30, 2014		December 31, 2013
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$3,615,800	1.10%	$11,262,745	0.79%
Due after one year through two years	5,242,000	0.61	4,370,840	0.78
Due after two years through three years	2,681,000	0.99	1,280,000	1.96
Due after three years through four years	1,792,000	1.86	425,000	1.03
Due after four years through five years	1,337,500	1.35	1,262,000	2.20
Due after five years	2,748,720	2.01	2,987,575	1.88
Total par value	17,417,020	1.18%	21,588,160	1.09%

Premiums	8,431		34,241
Discounts	(3,885)		(4,650)
Hedging adjustments	(65,135)		(131,039)
Total	$17,356,431		$21,486,712

At September 30, 2014 and December 31, 2013, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2014	December 31, 2013
Non-callable bonds	$8,850,800	$16,780,585
Callable bonds	8,566,220	4,807,575
Total par value	$17,417,020	$21,588,160

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2014 and December 31, 2013, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2014	December 31, 2013
Due in one year or less	$12,182,020	$15,930,320
Due after one year through two years	4,437,000	4,365,840
Due after two years through three years	256,000	715,000
Due after three years through four years	407,000	50,000
Due after four years through five years	30,000	422,000
Due after five years	105,000	105,000
Total par value	$17,417,020	$21,588,160

     Discount Notes. At September 30, 2014 and December 31, 2013, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2014	$17,433,491	$17,435,197	0.06%

December 31, 2013	$5,984,530	$5,985,100	0.09%

None of the Bank's consolidated obligation discount notes were swapped at September 30, 2014 or December 31, 2013.

Note 9—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$31,864	$29,620
AHP assessment	4,195	7,750
Grants funded, net of recaptured amounts	(9,803)	(6,454)
Balance, end of period	$26,256	$30,916

Note 10—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2014.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of September 30, 2014 and December 31, 2013 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2014

Assets

Derivatives
Bilateral derivatives	$40,522	$(32,483)	$8,039	$(6,535)	(2)	$1,504
Cleared derivatives	2,886	(2,738)	148	—		148	(3)
Total derivatives	43,408	(35,221)	8,187	(6,535)		1,652
Security purchased under agreement to resell	200,000	—	200,000	(200,000)		—

Total assets	$243,408	$(35,221)	$208,187	$(206,535)		$1,652

Liabilities

Derivatives
Bilateral derivatives	$686,595	$(674,479)	$12,116	$—		$12,116
Cleared derivatives	16,129	(16,129)	—	—		—

Total liabilities	$702,724	$(690,608)	$12,116	$—		$12,116

December 31, 2013

Assets

Derivatives
Bilateral derivatives	$80,901	$(67,133)	$13,768	$(4,454)	(4)	$9,314
Cleared derivatives	3,149	(1,008)	2,141	—		2,141

Total assets	$84,050	$(68,141)	$15,909	$(4,454)		$11,455

Liabilities

Derivatives
Bilateral derivatives	$900,725	$(889,734)	$10,991	$—		$10,991
Cleared derivatives	647	(647)	—	—		—

Total liabilities	$901,372	$(890,381)	$10,991	$—		$10,991
_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of $6,535,000 of collateral pledged by member counterparties.

(3)
In addition to this amount, the Bank had pledged securities with a fair value of $24,993,000 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)	Consists of $1,651,000 of securities pledged by a non-member bilateral counterparty and $2,803,000 of collateral pledged by member counterparties. .

Note 11—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of September 30, 2014, it was not a party to any swaptions or forward rate agreements.
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
The Bank has also invested in agency and other highly rated debentures. A substantial majority of the Bank's available-for-sale securities are fixed-rate debentures. A portion of the Bank's available-for-sale securities are fixed-rate MBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at September 30, 2014 and December 31, 2013 (in thousands).

	September 30, 2014			December 31, 2013
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,163,585	$10,086	$187,778	$4,795,978	$15,874	$234,882
Available-for-sale securities	5,580,611	4,662	449,412	4,924,934	19,739	521,470
Consolidated obligation bonds	11,874,600	11,207	56,815	13,473,160	31,233	138,590
Interest rate caps related to advances	25,000	—	—	25,000	2	—
Total derivatives designated as hedging instruments under ASC 815	22,643,796	25,955	694,005	23,219,072	66,848	894,942
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Basis swaps	1,000,000	4,997	—	3,700,000	9,610	—
Intermediary transactions	941,823	8,340	6,992	117,648	3,461	3,208
Interest rate caps
Held-to-maturity securities	3,400,000	2,389	—	4,100,000	909	—
Intermediary transactions	80,000	1,727	1,727	110,000	3,222	3,222
Total derivatives not designated as hedging instruments under ASC 815	5,421,823	17,453	8,719	8,027,648	17,202	6,430
Total derivatives before collateral and netting adjustments	$28,065,619	43,408	702,724	$31,246,720	84,050	901,372

Cash collateral and related accrued interest		—	(655,387)		(2,519)	(824,759)
Netting adjustments		(35,221)	(35,221)		(65,622)	(65,622)
Total collateral and netting adjustments(1)		(35,221)	(690,608)		(68,141)	(890,381)
Net derivative balances reported in statements of condition		$8,187	$12,116		$15,909	$10,991
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Gain (Loss) Recognized in Earnings for the		Gain (Loss) Recognized in Earnings for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(733)	$601	$(996)	$2,850
Interest rate caps	—	(3)	(2)	(3)
Total net gain (loss) related to fair value hedge ineffectiveness	(733)	598	(998)	2,847
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	368	692	1,312	2,958
Interest rate swaps
Advances	13	139	(146)	190
Available-for-sale securities	434	—	434	—
Consolidated obligation bonds	(30)	(154)	104	(769)
Basis swaps	1,644	(1,270)	2,316	(452)
Intermediary transactions	249	(7)	1,074	4
Interest rate caps
Held-to-maturity securities	(454)	(661)	(1,637)	(565)
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	2,224	(1,261)	3,457	1,366
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$1,491	$(663)	$2,459	$4,213
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2014 and 2013 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)

Three Months Ended September 30, 2014
Advances	$36,038	$(36,096)	$(58)	$(26,452)
Available-for-sale securities	33,017	(34,061)	(1,044)	(21,950)
Consolidated obligation bonds	(26,490)	26,859	369	28,525
Total	$42,565	$(43,298)	$(733)	$(19,877)

Three Months Ended September 30, 2013
Advances	$11,284	$(11,539)	$(255)	$(32,660)
Available-for-sale securities	(13,603)	14,650	1,047	(20,117)
Consolidated obligation bonds	10,041	(10,235)	(194)	29,898
Total	$7,722	$(7,124)	$598	$(22,879)

Nine Months Ended September 30, 2014
Advances	$34,314	$(34,767)	$(453)	$(80,221)
Available-for-sale securities	(5,208)	4,730	(478)	(62,651)
Consolidated obligation bonds	66,209	(66,276)	(67)	85,766
Total	$95,315	$(96,313)	$(998)	$(57,106)

Nine Months Ended September 30, 2013
Advances	$173,158	$(173,037)	$121	$(107,868)
Available-for-sale securities	152,903	(150,404)	2,499	(60,327)
Consolidated obligation bonds	(140,643)	140,870	227	91,822
Total	$185,418	$(182,571)	$2,847	$(76,373)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Risk Management Policy and Finance Agency regulations. The Bank has transacted a significant majority of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of September 30, 2014, the notional balance of outstanding transactions with bilateral counterparties totaled $25 billion). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through a third-party central clearinghouse (as of September 30, 2014, the notional balance of cleared transactions outstanding totaled $3 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
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

Note 12—Capital
At all times during the nine months ended September 30, 2014, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$391,252	$1,936,199	$450,725	$1,782,210
Total capital	$1,499,384	$1,936,199	$1,208,873	$1,782,210
Total capital-to-assets ratio	4.00%	5.17%	4.00%	5.90%
Leverage capital	$1,874,230	$2,904,299	$1,511,091	$2,673,315
Leverage capital-to-assets ratio	5.00%	7.75%	5.00%	8.85%

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
In 2014, the Bank repurchased surplus stock on the last business day of the month following the end of each calendar quarter. For the repurchases that occurred on January 31, 2014, April 30, 2014, July 31, 2014, and October 31, 2014, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on each of these dates, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. On January 31, 2014, April 30, 2014, July 31, 2014, and October 31, 2014, the Bank repurchased surplus stock totaling $241,318,000, $128,977,000, $258,608,000, and $272,213,500 respectively, none of which was classified as mandatorily redeemable capital stock at those dates.

Note 13—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$4	$6	$13	$18
Interest cost	16	22	46	66
Amortization of prior service cost (credit)	1	(5)	2	(13)
Amortization of net actuarial gain	(24)	(6)	(71)	(18)
Net periodic benefit cost (credit)	$(3)	$17	$(10)	$53

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the nine months ended September 30, 2014 and 2013, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2014 and December 31, 2013. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of September 30, 2014, four vendor prices were received for substantially all of the Bank’s trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Derivative assets/liabilities. The fair values of the Bank’s interest rate swap agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate curves (that is, the relevant LIBOR swap curve and, for purposes of discounting, the overnight index swap ("OIS") curve) and, for agreements containing options, swaption volatility). The fair values of the Bank’s interest rate caps are also estimated using a pricing model with inputs that are observable in the market (that is, cap volatility, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
Prior to September 30, 2014, the fair values of the Bank’s interest rate basis swaps and interest rate caps were obtained from dealers (for each basis swap and cap, one dealer estimate was received). These non-binding fair value estimates were corroborated using the Bank's pricing model and observable market data. Effective September 30, 2014, the Bank began using the fair values obtained from its pricing model to value its interest rate basis swaps and interest rate caps. This change in valuation technique did not have a significant impact on the estimated fair values of the Bank's basis swaps or caps as of September 30, 2014.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at September 30, 2014 or December 31, 2013.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2014 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$3,319,398	$3,319,398	$3,319,398	$—		$—		$—
Interest-bearing deposits	328	328	—	328		—		—
Security purchased under agreement to resell	200,000	200,000	—	200,000		—		—
Federal funds sold	3,592,000	3,592,000	—	3,592,000		—		—
Trading securities (1)	458,326	458,326	8,501	449,825		—		—
Available-for-sale securities (1)	6,075,291	6,075,291	—	6,075,291		—		—
Held-to-maturity securities	4,892,313	4,958,415	—	4,791,651	(2)	166,764	(3)	—
Advances	18,758,139	18,871,122	—	18,871,122		—		—
Mortgage loans held for portfolio, net	75,692	83,850	—	83,850		—		—
Accrued interest receivable	78,345	78,345	—	78,345		—		—
Derivative assets (1)	8,187	8,187	—	43,408		—		(35,221)

Liabilities:
Deposits	622,973	622,967	—	622,967		—		—
Consolidated obligations
Discount notes	17,433,491	17,433,278	—	17,433,278		—		—
Bonds	17,356,431	17,388,765	—	17,388,765		—		—
Mandatorily redeemable capital stock	4,655	4,655	4,655	—		—		—
Accrued interest payable	41,132	41,132	—	41,132		—		—
Derivative liabilities (1)	12,116	12,116	—	702,724		—		(690,608)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of September 30, 2014.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

Note 15—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At September 30, 2014, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $782 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At September 30, 2014 and December 31, 2013, the Bank had commitments to make additional advances totaling approximately $15,426,000 and $14,951,000, respectively. In addition, outstanding standby letters of credit totaled $3,209,359,000 and $2,964,486,000 at September 30, 2014 and December 31, 2013, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 7).
At September 30, 2014, the Bank had commitments to issue $648,080,000 of consolidated obligation bonds, all of which were hedged with interest rate swaps. At December 31, 2013, the Bank had a commitment to issue a $500,000,000 consolidated obligation discount note, which was not hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and a third-party clearinghouse that are subject to collateral exchange arrangements. As of September 30, 2014 and December 31, 2013, the Bank had pledged cash collateral of $655,339,000 and $824,695,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of September 30, 2014, the Bank had pledged securities with a carrying value (and fair value) of $24,993,000 to a party that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition. The Bank had not pledged any securities as collateral at December 31, 2013.
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

Note 17 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the nine months ended September 30, 2014 and 2013, interest income from loans to other FHLBanks totaled $1,707 and $2,031, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2014 and 2013 (in thousands).

	Nine Months Ended September 30,
	2014	2013
Balance at January 1,	$—	$—
Loans made to:
FHLBank of San Francisco	615,000	475,000
FHLBank of Atlanta	60,000	200,000
FHLBank of Indianapolis	—	377,000
Collections from:
FHLBank of San Francisco	(615,000)	(475,000)
FHLBank of Atlanta	(60,000)	(200,000)
FHLBank of Indianapolis	—	(377,000)
Balance at September 30,	$—	$—

During the nine months ended September 30, 2014 and 2013, interest expense on borrowings from other FHLBanks totaled $1,736 and $389, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2014 and 2013 (in thousands).

	Nine Months Ended September 30,
	2014	2013
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	515,000	200,000
FHLBank of Indianapolis	90,000	—
FHLBank of Chicago	90,000	—
FHLBank of Topeka	40,000	—
FHLBank of Atlanta	20,000	—
Repayments to:
FHLBank of San Francisco	(515,000)	(200,000)
FHLBank of Indianapolis	(90,000)	—
FHLBank of Chicago	(90,000)	—
FHLBank of Topeka	(40,000)	—
FHLBank of Atlanta	(20,000)	—
Balance at September 30,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the nine months ended September 30, 2014 or 2013.
Occasionally, the Bank transfers debt to other FHLBanks. In connection with these transactions, the assuming FHLBank becomes the primary obligor for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the nine months ended September 30, 2014 or 2013.

Note 18 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2014
Balance at July 1, 2014	$29,500	$(29,493)	$1,381	$1,388
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	(23)	(23)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	4,853	—	—	4,853
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	1,783	—	1,783
Total other comprehensive income (loss)	4,853	1,783	(23)	6,613
Balance at September 30, 2014	$34,353	$(27,710)	$1,358	$8,001

Three Months Ended September 30, 2013
Balance at July 1, 2013	$3,035	$(37,337)	$434	$(33,868)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(11)	(11)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(5,822)	—	—	(5,822)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	2,044	—	2,044
Total other comprehensive income (loss)	(5,822)	2,044	(11)	(3,789)
Balance at September 30, 2013	$(2,787)	$(35,293)	$423	$(37,657)
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2014
Balance at January 1, 2014	$(868)	$(33,200)	$1,427	$(32,641)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	(69)	(69)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	35,221	—	—	35,221
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	5,490	—	5,490
Total other comprehensive income (loss)	35,221	5,490	(69)	40,642
Balance at September 30, 2014	$34,353	$(27,710)	$1,358	$8,001

Nine Months Ended September 30, 2013
Balance at January 1, 2013	$22,527	$(41,437)	$665	$(18,245)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(31)	(31)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(25,314)	—	—	(25,314)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	6,144	—	6,144
Prior service cost	—	—	(211)	(211)
Total other comprehensive income (loss)	(25,314)	6,144	(242)	(19,412)
Balance at September 30, 2013	$(2,787)	$(35,293)	$423	$(37,657)
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of September 30, 2014, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, S&P had rated 11 of the FHLBanks AA+/A-1+ and the FHLBank of Seattle AA/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2014 and December 31, 2013.

MEMBERSHIP SUMMARY
	September 30, 2014	December 31, 2013
Commercial banks	661	679
Thrifts	70	71
Credit unions	101	96
Insurance companies	30	26
Community Development Financial Institutions	4	3
Total members	866	875
Housing associates	8	8
Non-member borrowers	10	10
Total	884	893
Community Financial Institutions (“CFIs”) (1)	677	696
_____________________________

(1)
The figures presented above reflect the number of members that were Community Financial Institutions as of September 30, 2014 and December 31, 2013 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2014, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2013, 2012 and 2011 of less than $1.108 billion. For 2013, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2012, 2011 and 2010 of less than $1.095 billion.
Proposed Merger of Des Moines and Seattle FHLBanks
On September 25, 2014, the FHLBank of Des Moines and the FHLBank of Seattle announced that they had entered into a definitive agreement to merge the two FHLBanks. The closing of the merger is subject to certain closing conditions, including approval by the Finance Agency and ratification by the members of the Des Moines and Seattle FHLBanks. If all required approvals are obtained, the FHLBanks of Des Moines and Seattle expect the merger to close in mid-2015.
Financial Market Conditions
Economic growth in the United States slowed during the first quarter of 2014 and then improved during the second and third quarters. The gross domestic product increased at an annual rate of 3.5 percent during the third quarter of 2014, after increasing at an annual rate of 4.6 percent during the second quarter of 2014 and decreasing at an annual rate of 2.1 percent during the first quarter of 2014. The nationwide unemployment rate fell from 6.7 percent at both March 31, 2014 and December 31, 2013 to 6.1 percent at June 30, 2014 and 5.9 percent at September 30, 2014. Housing prices continued to improve in most major metropolitan areas.
Credit market conditions also remained relatively stable during the first nine months of 2014. In February 2014, in order to avoid the possible financial market impacts of an ongoing debt ceiling debate, the U.S. Congress passed a suspension of the debt ceiling until March 2015.
During 2013, the Federal Reserve purchased agency mortgage-backed securities ("MBS") at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month. During the first nine months of 2014, these purchases were reduced in measured steps. At its October 2014 Federal Open Market Committee ("FOMC") meeting, the Federal Reserve announced that it was concluding its asset purchase program in October 2014. The Federal Reserve is maintaining its existing policy of reinvesting the principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing treasury securities at auction.
The FOMC maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout the first nine months of 2014. The Federal Reserve stated at its October 2014 FOMC meeting that it likely will be appropriate to maintain the current target range for the federal funds rate for a considerable time after the asset purchase program is concluded, especially if projected inflation continues to run below the FOMC’s 2 percent longer-run goal, and provided that longer-term inflation expectations remain well anchored. During the first nine months of 2014, the Federal Reserve continued to pay interest on required and excess reserves held by depository institutions at a rate of 0.25 percent, equivalent to the upper boundary of the target range for federal funds. The sustained increase in bank reserves combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range.
One-month and three-month LIBOR rates decreased slightly during the first nine months of 2014, with one-month and three-month LIBOR ending the third quarter at 0.16 percent and 0.24 percent, respectively, as compared to 0.17 percent and 0.25 percent, respectively, at the end of 2013. The following table presents information on various market interest rates at September 30, 2014 and December 31, 2013 and various average market interest rates for the three and nine-month periods ended September 30, 2014 and 2013.

	Ending Rate		Average Rate		Average Rate
	September 30, 2014	December 31, 2013	Third Quarter 2014	Third Quarter 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.07%	0.07%	0.09%	0.08%	0.08%	0.11%
1-month LIBOR (1)	0.16%	0.17%	0.15%	0.19%	0.15%	0.19%
3-month LIBOR (1)	0.24%	0.25%	0.23%	0.26%	0.23%	0.28%
2-year LIBOR (1)	0.82%	0.49%	0.71%	0.52%	0.58%	0.45%
5-year LIBOR (1)	1.93%	1.79%	1.83%	1.67%	1.75%	1.24%
10-year LIBOR (1)	2.64%	3.09%	2.62%	2.88%	2.73%	2.35%
3-month U.S. Treasury (1)	0.02%	0.07%	0.03%	0.03%	0.04%	0.06%
2-year U.S. Treasury (1)	0.58%	0.38%	0.51%	0.37%	0.44%	0.30%
5-year U.S. Treasury (1)	1.78%	1.75%	1.70%	1.50%	1.65%	1.08%
10-year U.S. Treasury (1)	2.52%	3.04%	2.50%	2.71%	2.63%	2.22%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2014 Summary

•
The Bank ended the third quarter of 2014 with total assets of $37.5 billion compared with $30.2 billion at the end of 2013. The $7.3 billion increase in total assets during the nine-month period was attributable to a $2.8 billion increase in advances and a $4.2 billion increase in the Bank's short-term liquidity portfolio.

•
Total advances increased from $16.0 billion at December 31, 2013 to $18.8 billion at September 30, 2014. During the second and third quarters of 2014, the Bank's lending activities expanded due to increased demand for loans at member institutions, which the Bank attributes to improving economic conditions and more robust activity in the housing markets served by its members.

•
The Bank’s net income for the three and nine months ended September 30, 2014 was $10.8 million and $37.7 million, respectively, as compared to $29.5 million and $69.7 million, respectively, during the corresponding periods in 2013. For a discussion of the decreases in the Bank's net income for the three- and nine-month periods, see the section entitled "Results of Operations" beginning on page 61 of this report.

•
Unrealized losses on the Bank’s holdings of non-agency residential MBS ("RMBS"), all of which are classified as held-to-maturity, totaled $9.8 million (6 percent of amortized cost) at September 30, 2014, as compared to $16.1 million (8 percent of amortized cost) at December 31, 2013. Based on its quarter-end analysis of the 27 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities. Accordingly, no credit-related other-than-temporary impairment charges were recorded during the three months ended September 30, 2014. For a discussion of the Bank’s analysis, see “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency RMBS deteriorates beyond management's current expectations, the Bank could recognize further losses on the securities that it has already determined to be other-than-temporarily impaired in prior periods and/or losses on its other investments in non-agency RMBS.

•
At all times during the first nine months of 2014, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $690.1 million at September 30, 2014 from $655.5 million at December 31, 2013. Retained earnings approximated 2 percent of total assets at each of these dates.

•
During the first nine months of 2014, the Bank paid dividends totaling $3.1 million; the Bank’s first, second and third quarter dividends were each paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target range for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points.

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

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2014			2013
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$18,758,139	$18,245,870	$15,340,791	$15,978,945	$16,634,235
Investments (1)	15,218,258	13,938,090	13,387,482	13,130,343	13,584,875
Mortgage loans	75,840	80,939	86,003	91,275	96,438
Allowance for credit losses on mortgage loans	148	148	165	165	175
Total assets	37,484,602	33,651,300	30,635,363	30,221,824	31,319,824
Consolidated obligations — discount notes	17,433,491	11,952,899	7,798,189	5,984,530	6,513,829
Consolidated obligations — bonds	17,356,431	18,958,906	20,146,668	21,486,712	22,041,996
Total consolidated obligations(2)	34,789,922	30,911,805	27,944,857	27,471,242	28,555,825
Mandatorily redeemable capital stock(3)	4,655	3,779	3,961	3,065	30,086
Capital stock — putable	1,241,398	1,227,513	1,083,879	1,123,675	1,140,171
Unrestricted retained earnings	642,747	635,150	624,931	615,620	602,183
Restricted retained earnings	47,399	45,233	42,432	39,850	36,223
Total retained earnings	690,146	680,383	667,363	655,470	638,406
Accumulated other comprehensive income (loss)	8,001	1,388	(5,533)	(32,641)	(37,657)
Total capital	1,939,545	1,909,284	1,745,709	1,746,504	1,740,920
Dividends paid(3)	1,065	984	1,019	1,073	1,027
Income statement (for the quarter)
Net interest income	$27,527	$31,885	$28,718	$34,183	$42,359
Other income	3,169	2,830	2,848	4,421	7,559
Other expense	18,664	19,155	17,219	18,451	17,104
AHP assessment	1,204	1,556	1,435	2,016	3,282
Net income	10,828	14,004	12,912	18,137	29,532
Performance ratios
Net interest margin(4)	0.31%	0.39%	0.37%	0.43%	0.52%
Return on average assets	0.12	0.17	0.17	0.23	0.37
Return on average equity	2.27	3.10	3.08	4.25	6.77
Return on average capital stock (5)	3.97	4.93	4.92	6.68	10.29
Total average equity to average assets	5.35	5.53	5.48	5.35	5.40
Regulatory capital ratio(6)	5.17	5.68	5.73	5.90	5.77
Dividend payout ratio (3)(7)	9.84	7.03	7.89	5.92	3.48
Average effective federal funds rate(8)	0.09%	0.09%	0.07%	0.09%	0.08%

_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $817 billion, $800 billion, $754 billion, $767 billion, and $721 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $35 billion, $31 billion, $28 billion, $28 billion, and $29 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $4 thousand, $4 thousand, $6 thousand, $9 thousand, and $4 thousand for the quarters ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.

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

Legislative and Regulatory Developments
Finance Agency - Proposed Rule on FHLBank Membership
On September 12, 2014, the Finance Agency issued a proposed rule that would:

•
Impose a new test on all FHLBank members that requires each of them to maintain at least 1 percent of their assets in first-lien home mortgage loans, including MBS, on an ongoing basis, with maturities of five years or more to maintain their FHLBank membership. The proposal also suggests the possibility of either a 2% or 5% test as options.

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis, at least 10 percent of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their FHLBank membership.

•
Eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. During the sunset period, there would be restrictions on the level and maturity of advances that FHLBanks could make to these members. Any new captive insurance company members admitted after the date of the proposed rule would have their membership and advances terminated upon issuance of a final rule. Under the proposed rule, a “captive” insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities. The Bank did not have any captive insurance company members as of September 30, 2014.

•
Clarify how a FHLBank should determine the “principal place of business” of an insurance company or community development financial institution for purposes of membership. The proposed rule would also change the manner in which the principal place of business is determined for an institution that becomes a member of a FHLBank after issuance of a final rule. Current rules define an institution’s “principal place of business” as the state in which it maintains its home office. The proposal would add a second component which would require an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

Comments on the proposed rule are due by January 12, 2015.
Basel Committee on Banking Supervision - Liquidity Coverage Ratio
On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC finalized the liquidity coverage ratio (“LCR”) rule, which is applicable to: (i) U.S. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets, and (ii) certain other U.S. bank and savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain an amount of “high-quality liquid assets” that is no less than 100 percent of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of high-quality liquid assets, referred to as Levels 1, 2A, and 2B. The treatment of high-quality liquid assets for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.
Under the final rule, collateral pledged to the FHLBanks but which does not secure existing borrowings may be considered eligible high-quality liquid assets to the extent the collateral itself qualifies as eligible high-quality liquid assets; qualifying FHLBank System consolidated obligations are categorized as Level 2A high-quality liquid assets; and the amount of a covered company’s funding that is assumed to run off includes 25% of FHLBank advances maturing within 30 days, to the extent such advances are not secured by Level 1 or Level 2A high-quality liquid assets, where 0 percent and 15 percent run-off assumptions, respectively, apply.  The final rule requires that all covered companies be fully compliant by January 1, 2017. The impact of this rule on the Bank, if any, is uncertain at this time.
Margin Requirements for Uncleared Derivative Transactions
On September 3, 2014, the OCC, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (collectively, the “Agencies”) jointly proposed a rule to establish minimum margin collection requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, “Swap Entities”) that are subject to the jurisdiction of one of the Agencies (the “Proposed Rule”). In addition, the Proposed Rule, which would apply to derivative transactions that are not subject to mandatory clearing requirements (uncleared trades), affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, are hereinafter referred to as “Covered Swap Entities”). Comments on the Proposed Rule are due by November 24, 2014.
In addition, on September 17, 2014, the Commodity Futures Trading Commission (“CFTC”) adopted its version of the Proposed Rule (“CFTC Proposed Rule”) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule are due by December 2, 2014.
The Proposed Rule would subject uncleared trades between Covered Swap Entities, and between Covered Swap Entities and financial end users that have material derivatives exposure (i.e., an average daily aggregate notional of $3 billion or more in uncleared derivatives) to a mandatory two-way initial margin requirement. The amount of initial margin required to be posted would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted by either party as initial margin (generally, cash, government securities, liquid debt, equity securities and gold) and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.
The Proposed Rule would require variation margin to be exchanged daily for uncleared trades between Covered Swap Entities and between Covered Swap Entities and all financial end users (without regard to the derivatives exposure of the particular financial end user). The variation margin amount is the daily mark-to-market change in the value of the derivatives to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid in cash, is not required to be segregated with an independent, third-party custodian and may, if permitted by contract, be rehypothecated.
Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015 and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of uncleared derivative transactions, the Proposed Rule’s initial margin requirement would not become effective until December 1, 2019.
The Bank would not be a Covered Swap Entity under the Proposed Rule, although the Finance Agency has discretion to designate the Bank as a Covered Swap Entity. However, the Bank would be a financial end user under the Proposed Rule, and it would likely have material derivatives exposure upon the effective date of the rule’s initial margin requirement.
Because the Bank is currently posting and collecting variation margin on its uncleared trades, it does not expect that the Proposed Rule’s variation margin requirement, if adopted, would have a significant impact on the Bank’s costs associated with managing its interest rate risk. However, if the Proposed Rule’s initial margin requirement is adopted, the Bank expects that the costs of managing its interest rate risk would increase.

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

Financial Condition
The following table provides selected period-end balances as of September 30, 2014 and December 31, 2013, as well as selected average balances for the nine-month period ended September 30, 2014 and the year ended December 31, 2013. As shown in the table, the Bank’s total assets increased by 24.0 percent (or $7.3 billion) between December 31, 2013 and September 30, 2014, due to a $2.8 billion increase in advances and a $4.2 billion increase in the Bank's short-term liquidity holdings. As the Bank’s assets increased, the funding for those assets also increased. During the nine months ended September 30, 2014, total consolidated obligations increased by $7.3 billion as consolidated obligation discount notes increased by $11.4 billion and consolidated obligation bonds decreased by $4.1 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2014
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2013
Advances	$18,758	$2,779	17.4%	$15,979
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	3,275	2,425	285.3%	850
Security purchased under agreement to resell	200	200	*	—
Federal funds sold	3,592	2,124	144.7%	1,468
U.S. Treasury Bills	450	(550)	(55.0)%	1,000
Long-term investments
Available-for-sale securities	6,075	619	11.3%	5,456
Held-to-maturity securities	4,892	(307)	(5.9)%	5,199
Mortgage loans, net	76	(15)	(16.5)%	91
Total assets	37,485	7,263	24.0%	30,222
Consolidated obligations — bonds	17,356	(4,131)	(19.2)%	21,487
Consolidated obligations — discount notes	17,434	11,450	191.3%	5,984
Total consolidated obligations	34,790	7,319	26.6%	27,471
Mandatorily redeemable capital stock	5	2	66.7%	3
Capital stock	1,241	117	10.4%	1,124
Retained earnings	690	35	5.3%	655
Average total assets	33,112	748	2.3%	32,364
Average capital stock	1,135	25	2.3%	1,110
Average mandatorily redeemable capital stock	4	(1)	(20.0)%	5
_____________________________

* The percentage increase is not meaningful.

(1)	Represents excess cash held by the Bank. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's advances balances (at par value) increased by $2.8 billion during the first nine months of 2014, despite the repayment (on May 7, 2014) of $1.0 billion of advances by Comerica Bank, the Bank's largest borrower at December 31, 2013. Comerica Bank had no advances outstanding at September 30, 2014. The increase in the Bank's advances was due to increased demand for loans at member institutions during the second and third quarters, which the Bank attributes to improving economic conditions and more robust activity in the housing markets served by its members. The following table presents advances outstanding, by type of institution, as of September 30, 2014 and December 31, 2013.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial banks	$13,506	73%	$11,537	73%
Thrifts	2,663	14	2,478	16
Credit unions	1,691	9	1,362	9
Insurance companies	735	4	365	2
Community Development Financial Institutions	2	—	1	—
Total member advances	18,597	100	15,743	100
Housing associates	2	—	29	—
Non-member borrowers	16	—	23	—
Total par value of advances	$18,615	100%	$15,795	100%
Total par value of advances outstanding to CFIs (1)	$6,493	35%	$5,541	35%
_____________________________

(1)	The figures presented above reflect the advances outstanding to CFIs as of September 30, 2014 and December 31, 2013 based upon the definitions of CFIs that applied as of those dates.
At September 30, 2014, advances outstanding to the Bank’s five largest borrowers totaled $3.7 billion, representing 19.7 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2013 totaled $4.2 billion, representing 26.9 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2014.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2014
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
ViewPoint Bank, N.A.	$801	4.3%
Beal Bank USA	795	4.3
Iberiabank	709	3.8
Centennial Bank	706	3.8
International Bank of Commerce	650	3.5
	$3,661	19.7%

The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2014 and December 31, 2013.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2014		December 31, 2013
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$16,455	88.4%	$12,746	80.7%
Adjustable/variable-rate indexed	373	2.0	1,052	6.7
Amortizing	1,787	9.6	1,997	12.6
Total par value	$18,615	100.0%	$15,795	100.0%
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
Short-Term Liquidity Holdings
At September 30, 2014, the Bank’s short-term liquidity holdings were comprised of $3.6 billion of overnight federal funds sold, $3.3 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.4 billion of U.S. Treasury Bills and a $0.2 billion overnight reverse repurchase agreement. All of the Bank's federal funds sold during the nine months ended September 30, 2014 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. The Bank's relatively large cash balance at September 30, 2014 was attributable to two factors: (1) the Bank's issuance of term discount notes at favorable rates prior to September 30, 2014 that matured after September 30, 2014 and (2) reduced demand for overnight federal funds and overnight repurchase agreements by the Bank's approved counterparties on September 30, 2014, which the Bank believes was a function of their liquidity management requirements. At December 31, 2013, the Bank’s short-term liquidity holdings were comprised of $1.5 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $1.0 billion of U.S. Treasury Bills. As of September 30, 2014, the Bank’s overnight federal funds sold consisted of $0.5 billion sold to counterparties rated double-A, $2.3 billion sold to counterparties rated single-A, and $0.8 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2014 and December 31, 2013 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
September 30, 2014	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$28	$50	$78	$28
GSE obligations	—	4,929	4,929	—
Other	—	434	434	—
Total debentures	28	5,413	5,441	28

MBS portfolio
U.S. government-guaranteed residential MBS	7	—	7	7
GSE residential MBS	4,648	—	4,648	4,695
GSE commercial MBS	62	662	724	62
Non-agency residential MBS	147	—	147	166
Total MBS	4,864	662	5,526	4,930
Total long-term investments	$4,892	$6,075	$10,967	$4,958

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2013	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$33	$54	$87	$33
GSE obligations	—	4,966	4,966	—
Other	—	436	436	—
Total debentures	33	5,456	5,489	33

MBS portfolio
U.S. government-guaranteed residential MBS	10	—	10	10
GSE residential MBS	4,990	—	4,990	5,032
Non-agency residential MBS	166	—	166	183
Total MBS	5,166	—	5,166	5,225
Total long-term investments	$5,199	$5,456	$10,655	$5,258

As of September 30, 2014, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated Aaa by Moody's and AA+ by S&P; the

PEFCO debentures were not rated by Fitch. The credit ratings associated with the Bank's holdings of non-agency RMBS are presented in the table below.
During the nine months ended September 30, 2014, the Bank acquired $391.6 million of GSE RMBS, all of which were classified as held-to-maturity. In addition, during that same period, the Bank acquired $728.3 million of GSE commercial MBS ("CMBS") (based on trade date), of which $666.5 million were classified as available-for-sale and $61.8 million were classified as held-to-maturity and all of which are backed by multi-family loans. Prior to these purchases, the Bank had not owned any CMBS since 2010. The Bank did not sell any long-term investments during the nine months ended September 30, 2014. During this same nine-month period, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $772.8 million and $5.0 million, respectively.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). At September 30, 2014, the Bank held $5.6 billion (amortized cost) of MBS, which represented 287 percent of its total regulatory capital as of that date. In October 2014, the Bank purchased an additional $321 million of GSE CMBS, all of which are backed by multi-family loans. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments (including but not limited to the non-MBS debt obligations of other GSEs, subject to certain limits). Subject to applicable regulatory limits, the Bank intends to add to its long-term investment portfolio securities that represent core mission activities (as defined by regulation) and it may also add other securities in amounts that are commensurate with the growth in the other components of the Bank's balance sheet, in each case only if attractive opportunities to do so are available.
Gross unrealized losses on the Bank’s MBS investments decreased from $20.8 million at December 31, 2013 to $11.0 million at September 30, 2014. As of September 30, 2014, $9.8 million of the gross unrealized losses related to the Bank’s holdings of non-agency RMBS.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2014 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of September 30, 2014. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	2	$5,052	$5,053	$5,053	$4,933	$120
Triple-B	5	28,198	28,198	28,199	26,817	1,381
Double-B	3	6,164	6,164	6,164	5,928	236
Single-B	5	37,816	37,713	34,828	34,201	3,512
Triple-C	11	94,106	86,155	64,527	82,126	4,549
Single-D	1	15,642	11,909	8,711	12,759	—
Total	27	$186,978	$175,192	$147,482	$166,764	$9,798

At September 30, 2014, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities with an aggregate unpaid principal balance of $36 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $151 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2013, the Bank’s portfolio of non-agency RMBS was comprised of 10 securities backed by fixed-rate loans with an aggregate unpaid principal balance of $48 million and 19 securities backed by option ARM loans with an aggregate unpaid principal balance of $163 million. One of the Bank's unimpaired non-agency RMBS was paid in full during the three months ended June 30, 2014 and an additional unimpaired non-agency RMBS was paid in full during the three months ended September 30, 2014. A summary of the Bank’s non-agency RMBS as of December 31, 2013 by classification by the originator at the time of issuance, collateral type and year of securitization is presented in the 2013 10-K; there were no material changes to this information during the nine months ended September 30, 2014.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2013 is provided in the 2013 10-K. There were no material changes in these concentrations during the nine months ended September 30, 2014.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of September 30, 2014 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of September 30, 2014 is set forth in the table below.
SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at September 30, 2014	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2003	$8,132	21.37%	11.25%	23.66%	0.81%	0.40%	2.22%	32.16%	29.96%	32.59%
Alt-A(1)
2006	15,642	15.65%	15.65%	15.65%	23.19%	23.19%	23.19%	42.01%	42.01%	42.01%
2005	153,341	7.62%	6.09%	17.04%	25.40%	7.62%	40.63%	36.32%	32.27%	42.84%
2004	8,187	8.40%	8.29%	8.48%	21.80%	19.82%	23.44%	33.26%	32.96%	33.52%
2002	1,676	19.05%	19.05%	19.05%	3.16%	3.16%	3.16%	32.00%	32.00%	32.00%
Total Alt-A collateral	178,846	8.46%	6.09%	19.05%	24.83%	3.16%	40.63%	36.64%	32.00%	42.84%
Total non-agency RMBS	$186,978	9.03%	6.09%	23.66%	23.78%	0.40%	40.63%	36.44%	29.96%	42.84%
_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

During the period from 2009 through 2012, the Bank recorded credit impairments totaling $13.0 million on 14 of its non-agency RMBS. Through September 30, 2014, actual principal shortfalls on these securities have totaled $1.2 million. Based on the cash flow analyses performed as of September 30, 2014, the Bank currently expects to recover in future periods approximately $9.7 million of the previously recorded losses. These anticipated recoveries (i.e., increases in cash flows expected to be collected) will be accreted as interest income over the remaining lives of the applicable securities.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of September 30, 2014 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning July 1, 2014 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. As of September 30, 2014, none of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with floating rate coupons ($4.9 billion par value at September 30, 2014) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the floating rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2014, one-month LIBOR was 0.16 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($4.3 billion) was between 6.00 percent and 7.00 percent. As of September 30, 2014, one-month LIBOR rates were 579 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $3.4 billion of interest rate caps with remaining maturities ranging from 1 month to 83 months as of September 30, 2014, and strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of September 30, 2014.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Fourth quarter 2014	$250	6.00%
Fourth quarter 2014	250	6.50%
First quarter 2015	150	6.75%
Second quarter 2015	250	6.50%
Third quarter 2015	150	6.75%
Third quarter 2015	200	6.50%
Fourth quarter 2015	250	6.00%
Fourth quarter 2015	250	7.00%
Second quarter 2016	200	6.50%
Second quarter 2016	250	7.00%
Third quarter 2018	200	6.50%
First quarter 2019	250	6.50%
Third quarter 2021 (1)	750	6.50%
	$3,400

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.

Consolidated Obligations and Deposits
During the nine months ended September 30, 2014, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $4.2 billion while its outstanding consolidated obligation discount notes increased by $11.5 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2014 and December 31, 2013.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2014		December 31, 2013
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$4,424	25.4%	$10,770	49.8%
Callable	5,175	29.7	2,087	9.7
Variable-rate	4,371	25.1	6,021	27.9
Callable step-up	3,322	19.1	2,585	12.0
Callable step-down	125	0.7	125	0.6
Total par value	$17,417	100.0%	$21,588	100.0%

The Bank’s intermediate and long-term funding needs remained relatively low during the first nine months of 2014 because the growth in total assets was concentrated in shorter term advances and liquidity investments. During this period, the Bank issued only $9.8 billion of consolidated obligation bonds, the proceeds of which were generally used to replace a portion of the maturing or called consolidated obligations. In addition, the Bank issued approximately $190.4 billion of consolidated obligation discount notes during the nine months ended September 30, 2014, the proceeds of which were used primarily to replace maturing or called consolidated obligation discount notes and bonds and to fund the increase in short-term advances and the Bank's short-term liquidity portfolio.
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 16 basis points during the three months ended September 30, 2014, as compared to LIBOR minus 14 basis points during the three months ended June 30, 2014, the three months ended March 31, 2014 and the year ended December 31, 2013.
Demand and term deposits were $0.6 billion and $0.9 billion at September 30, 2014 and December 31, 2013, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.24 billion and $1.12 billion at September 30, 2014 and December 31, 2013, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $1.11 billion for the year ended December 31, 2013 to $1.13 billion for the nine months ended September 30, 2014.
Mandatorily redeemable capital stock outstanding at September 30, 2014 and December 31, 2013 was $4.7 million and $3.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.

At September 30, 2014 and December 31, 2013, the Bank’s five largest shareholders collectively held $189 million and $203 million, respectively, of capital stock, which represented 15.2 percent and 18.1 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2014.
FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2014
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Prosperity Bank	$44,747	3.6%
Iberiabank	41,011	3.3
Beal Bank USA	35,392	2.8
ViewPoint Bank, N.A.	34,284	2.8
Whitney Bank	34,030	2.7
	$189,464	15.2%
As of September 30, 2014, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
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
Periodically, the Bank has repurchased a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock that has been subject to repurchase is known as surplus stock. The Bank has generally repurchased surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred during 2014, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For these repurchases, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. In the future, the Bank may modify its practices for repurchasing and managing excess stock in a manner that would allow members to hold larger amounts of excess stock.
The following table sets forth the repurchases of surplus stock that occurred in 2014.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2014	2,413,181	$241,318	$—
April 30, 2014	1,289,766	128,977	—
July 31, 2014	2,586,078	258,608	—
October 31, 2014	2,722,135	272,214	—

At September 30, 2014, the Bank’s excess stock totaled $225.3 million, which represented 0.6% percent of the Bank’s total assets as of that date.

The following table presents outstanding capital stock, by type of institution, as of September 30, 2014 and December 31, 2013.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2014		December 31, 2013
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$863	69%	$794	70%
Thrifts	136	11	135	12
Credit unions	181	15	155	14
Insurance companies	61	5	40	4
Total capital stock classified as capital	1,241	100	1,124	100
Mandatorily redeemable capital stock	5	—	3	—
Total regulatory capital stock	$1,246	100%	$1,127	100%
During the nine months ended September 30, 2014, the Bank’s retained earnings increased by $34.6 million, from $655.5 million to $690.1 million. During this same period, the Bank paid dividends on capital stock totaling $3.1 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first, second and third quarter 2014 dividend rates exceeded the upper end of the Federal Reserve’s target range for the federal funds rate for the quarters ended December 31, 2013, March 31, 2014 and June 30, 2014, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2013 through December 31, 2013, was paid on March 31, 2014. The second quarter dividend, applied to average capital stock held during the period from January 1, 2014 through March 31, 2014, was paid on June 30, 2014. The third quarter dividend, applied to average capital stock held during the period from April 1, 2014 through June 30, 2014, was paid on September 30, 2014.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns (attributable to adjusted earnings) generally track short-term interest rates.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay a dividend for the fourth quarter of 2014 at an annualized rate of 37.5 basis points (which is equal to the upper end of the Federal Reserve’s target range for the federal funds rate for the quarter ended September 30, 2014 plus 12.5 basis points). Consistent with its long-standing practice, the Bank expects to pay this dividend in the form of capital stock with any fractional shares paid in cash.
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2013 10-K. At September 30, 2014, the Bank’s total risk-based capital requirement was $391 million, comprised of credit risk, market risk and operations risk capital requirements of $167 million, $134 million and $90 million, respectively, and its permanent capital was $1.9 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at September 30, 2014 or December 31, 2013. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the nine months ended September 30, 2014, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2014, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.17% and 7.75%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2014 and December 31, 2013, see “Item 1. Financial Statements” (specifically, Note 12 on page 30 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 11 beginning on page 24 of this report). The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2014 and December 31, 2013.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Shortcut Method	Long-Haul Method	Economic Hedges	Total
September 30, 2014
Advances	$3,711	$1,478	$—	$5,189
Investments	—	5,580	3,400	8,980
Consolidated obligation bonds	—	11,875	—	11,875
Balance sheet	—	—	1,000	1,000
Intermediary positions	—	—	1,022	1,022
Total notional balance	$3,711	$18,933	$5,422	$28,066
December 31, 2013
Advances	$3,714	$1,107	$—	$4,821
Investments	—	4,925	4,100	9,025
Consolidated obligation bonds	—	13,473	—	13,473
Balance sheet	—	—	3,700	3,700
Intermediary positions	—	—	228	228
Total notional balance	$3,714	$19,505	$8,028	$31,247

The following table presents the earnings impact of derivatives and hedging activities during the three and nine months ended September 30, 2014 and 2013.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Intermediary Transactions	Balance Sheet	Total
Three Months Ended September 30, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$27	$—	$—	$—	$27
Net interest settlements included in net interest income (2)	(27)	(49)	28	—	—	(48)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(1)	—	—	—	(1)
Net gains on economic hedges	—	—	—	—	2	2
Total net gains (losses) on derivatives and hedging activities	—	(1)	—	—	2	1
Net impact of derivatives and hedging activities	$(27)	$(23)	$28	$—	$2	$(20)

Three Months Ended September 30, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$27	$(1)	$—	$—	$26
Net interest settlements included in net interest income (2)	(34)	(47)	31	—	—	(50)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	1	—	—	—	1
Net losses on economic hedges	—	(1)	—	—	(1)	(2)
Total net losses on derivatives and hedging activities	—	—	—	—	(1)	(1)
Net impact of derivatives and hedging activities	$(34)	$(20)	$30	$—	$(1)	$(25)

Nine Months Ended September 30, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$81	$(1)	$—	$—	$80
Net interest settlements included in net interest income (2)	(83)	(144)	87	—	—	(140)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(1)	—	—	—	(1)
Net gains (losses) on economic hedges	—	(1)	—	1	2	2
Net interest settlements on economic hedges	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	(2)	—	1	3	2
Net impact of derivatives and hedging activities	$(83)	$(65)	$86	$1	$3	$(58)

Nine Months Ended September 30, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$80	$(3)	$—	$—	$77
Net interest settlements included in net interest income (2)	(112)	(141)	96	—	—	(157)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	3	—	—	—	3
Net losses on economic hedges	—	(1)	(1)	—	—	(2)
Net interest settlements on economic hedges	—	—	1	—	2	3
Total net gains on derivatives and hedging activities	—	2	—	—	2	4
Net impact of derivatives and hedging activities	$(112)	$(59)	$93	$—	$2	$(76)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

The Bank has transacted a significant majority of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2014, the notional balance of outstanding interest rate exchange agreements transacted with bilateral counterparties totaled $25 billion.
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
As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into on and after June 10, 2013 are required to be cleared through a third-party central clearinghouse. As of September 30, 2014, the Bank had cleared trades outstanding with notional amounts totaling $3 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2014.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Liability positions with credit exposure
Single-A	3	$6,137.2	$(114.1)	$115.5	$—	$1.4
Triple-B	1	2,593.7	(137.8)	137.9	—	0.1
Cleared derivatives (3)	—	3,042.1	(13.2)	13.4	25.0	25.2
Total derivative positions with non-member counterparties to which the Bank had credit exposure	4	11,773.0	(265.1)	266.8	25.0	26.7
Liability positions without credit exposure (4)	10	15,781.7	(398.1)	388.6	—	—
Total non-member counterparties	14	27,554.7	(663.2)	$655.4	$25.0	$26.7

Member institutions (5)
Asset positions	7	105.0	6.5
Liability positions	4	405.9	(2.6)
Total member institutions	11	510.9	3.9

Total	25	$28,065.6	$(659.3)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of September 30, 2014.

(2)	Includes amounts that had not settled as of September 30, 2014.

(3)	The counterparty to the Bank's cleared derivatives transactions is unrated.

(4)
The figures for the liability positions without credit exposure as of September 30, 2014 included transactions with one counterparty that is affiliated with a member institution and two counterparties that are affiliated with a non-member shareholder of the Bank; transactions with these counterparties had an aggregate notional principal of $6.5 billion as of September 30, 2014.

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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new (but not yet finalized) regulatory requirements, including minimum margin requirements imposed by regulators. For additional discussion, see the Legislative and Regulatory Developments section of this report beginning on page 44.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 108 percent and 113 percent at September 30, 2014 and December 31, 2013, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended September 30, 2014 and 2013 was $10.8 million and $29.5 million, respectively. The Bank’s net income for the three months ended September 30, 2014 represented an annualized return on average capital stock (“ROCS”) of 3.97 percent, which was 388 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 10.29 percent for the three months ended September 30, 2013, which exceeded the average effective federal funds rate for that quarter by 1,021 basis points. Net income for the nine months ended September 30, 2014 and 2013 was $37.7 million and $69.7 million, respectively. The Bank’s net income for the nine months ended September 30, 2014 represented an annualized ROCS of 4.45 percent, which was 437 basis points above the average effective federal funds rate for the nine-month period. In comparison, the Bank’s ROCS was 8.32 percent for the nine months ended September 30, 2013, which exceeded the average effective federal funds rate for that period by 821 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended September 30, 2014 and 2013, the Bank’s income before assessments was $12.0 million and $32.8 million, respectively. As discussed in more detail below, the $20.8 million decrease in income before assessments from period to period was attributable to a $14.9 million decrease in net interest income, a $4.4 million decrease in other income, and a $1.5 million increase in other expense.
During the nine months ended September 30, 2014 and 2013, the Bank’s income before assessments was $41.9 million and $77.5 million, respectively. As discussed in more detail below, the $35.6 million decrease in income before assessments from period to period was attributable to a $25.6 million decrease in net interest income, a $7.4 million decrease in other income, and a $2.6 million increase in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended September 30, 2014 and 2013, the Bank’s net interest income was $27.5 million and $42.4 million, respectively. The Bank’s net interest income was $88.1 million and $113.7 million for the nine months ended September 30, 2014 and 2013, respectively. The decreases in net interest income were due largely to decreases in the Bank's net interest spread, which were due primarily to lower net prepayment fees on advances, lower yields on the Bank's agency CMO portfolio and lower yields on the Bank's advances portfolio.
For the three months ended September 30, 2014 and 2013, the Bank’s net interest margin was 31 basis points and 52 basis points, respectively. The Bank’s net interest margin was 36 basis points and 46 basis points for the nine months ended September 30, 2014 and 2013, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread decreased from 50 basis points and 44 basis points for the three and nine months ended September 30, 2013, respectively, to 29 basis points and 33 basis points for the three and nine months ended September 30, 2014, respectively.
Net prepayment fees on advances decreased $9.6 million (from $10.1 million to $0.5 million) and $8.4 million (from $13.8 million to $5.4 million) for the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013. Net prepayment fees on advances during the three and nine months ended September 30, 2013 included $9.0 million associated with the prepayment of $0.6 billion of advances by the FDIC in connection with the closure of First National Bank in Edinburg, Texas ("FNB Edinburg"). On September 13, 2013, the OCC closed FNB Edinburg and the FDIC was named receiver. On September 17, 2013, FNB Edinburg's advances were fully repaid by the FDIC. The lower yields on the Bank's agency CMO portfolio were due to lower discount accretion associated with these securities, which resulted from a decline in prepayments on the CMOs in the 2014 periods, as compared to the corresponding 2013 periods. Discount accretion associated with the Bank's agency CMO portfolio decreased $2.5 million (from $4.6 million to $2.1 million) and $7.8 million (from $15.5 million to $7.7 million) for the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013. In addition, a significant portion of the Bank's advances that were funded during 2014 were short-term advances, which have lower yields than the Bank's longer term assets. Excluding the impact of net prepayment fees and discount accretion on CMOs, the Bank's net interest spread decreased by approximately 8 basis points and 5 basis points during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 2 basis points and 3 basis points during the three and nine months ended September 30, 2014, respectively, as compared to 2 basis points during both the three and nine months ended September 30, 2013.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2014 and 2013.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense(a)	Average Rate(a)(b)	Average Balance	Interest Income/ Expense(a)	Average Rate(a)(b)
Assets
Interest-bearing deposits (c)	$686	$—	0.09%	$951	$—	0.09%
Securities purchased under agreements to resell	1,313	—	0.06%	259	—	0.05%
Federal funds sold	3,078	—	0.08%	1,948	1	0.08%
Investments
Trading	855	—	0.05%	559	—	0.09%
Available-for-sale (d)	5,971	6	0.38%	5,509	5	0.41%
Held-to-maturity (d)	5,050	9	0.76%	4,991	13	1.01%
Advances (e)	18,920	31	0.66%	18,219	45	0.98%
Mortgage loans held for portfolio	79	2	5.69%	101	2	5.58%
Total earning assets	35,952	48	0.54%	32,537	66	0.80%
Cash and due from banks	77			358
Other assets	104			121
Derivatives netting adjustment (c)	(686)			(949)
Fair value adjustment on available-for-sale securities (d)	28			—
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(29)			(37)
Total assets	$35,446	48	0.55%	$32,030	66	0.81%
Liabilities and Capital
Interest-bearing deposits (c)	$655	—	0.01%	$921	—	0.01%
Consolidated obligations
Bonds	17,207	18	0.41%	22,430	22	0.38%
Discount notes	15,275	3	0.08%	6,700	1	0.09%
Mandatorily redeemable capital stock and other borrowings	15	—	0.11%	10	—	0.42%
Total interest-bearing liabilities	33,152	21	0.25%	30,061	23	0.30%
Other liabilities	1,083			1,187
Derivatives netting adjustment (c)	(686)			(949)
Total liabilities	33,549	21	0.25%	30,299	23	0.30%
Total capital	1,897			1,731
Total liabilities and capital	$35,446		0.24%	$32,030		0.29%
Net interest income		$27			$43
Net interest margin			0.31%			0.52%
Net interest spread			0.29%			0.50%
Impact of non-interest bearing funds			0.02%			0.02%

_____________________________

(a)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $0.4 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(b)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(c)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2014 and 2013 in the table above include $0.7 billion and $0.9 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended September 30, 2013 in the table above includes $0.1 million, which is classified as derivative assets/liabilities on the statement of condition. There were no significant interest-bearing deposit liabilities that were classified as derivative assets/liabilities during the three months ended September 30, 2014.

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2014 and 2013.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense(a)	Average Rate(a)(b)	Average Balance	Interest Income/ Expense(a)	Average Rate(a)(b)
Assets
Interest-bearing deposits (c)	$749	$—	0.08%	$1,079	$1	0.12%
Securities purchased under agreements to resell	871	—	0.06%	1,359	1	0.11%
Federal funds sold	2,202	1	0.08%	2,087	2	0.10%
Investments
Trading	939	—	0.05%	194	—	0.09%
Available-for-sale (d)	5,637	16	0.38%	5,632	17	0.41%
Held-to-maturity (d)	5,163	31	0.80%	5,071	41	1.07%
Advances (e)	17,951	98	0.73%	17,732	122	0.92%
Mortgage loans held for portfolio	83	4	5.70%	109	5	5.59%
Total earning assets	33,595	150	0.60%	33,263	189	0.76%
Cash and due from banks	168			313
Other assets	111			120
Derivatives netting adjustment (c)	(749)			(1,078)
Fair value adjustment on available-for-sale securities (d)	18			20
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(31)			(39)
Total assets	$33,112	150	0.61%	$32,599	189	0.77%
Liabilities and Capital
Interest-bearing deposits (c)	$764	—	0.01%	$1,037	—	0.01%
Consolidated obligations
Bonds	19,486	55	0.38%	23,060	70	0.40%
Discount notes	10,815	7	0.09%	6,587	5	0.10%
Mandatorily redeemable capital stock and other borrowings	13	—	0.17%	9	—	0.33%
Total interest-bearing liabilities	31,078	62	0.27%	30,693	75	0.32%
Other liabilities	978			1,274
Derivatives netting adjustment (c)	(749)			(1,078)
Total liabilities	31,307	62	0.27%	30,889	75	0.32%
Total capital	1,805			1,710
Total liabilities and capital	$33,112		0.25%	$32,599		0.31%
Net interest income		$88			$114
Net interest margin			0.36%			0.46%
Net interest spread			0.33%			0.44%
Impact of non-interest bearing funds			0.03%			0.02%

_____________________________

(a)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $1.3 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(b)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(c)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2014 and 2013 in the table above include $0.7 billion and $1.1 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the nine months ended September 30, 2014 in the table above includes $0.4 million, which is classified as derivative assets/liabilities on the statement of condition. The average balance of interest-bearing deposit liabilities that were classified as derivative assets/liabilities during the nine months ended September 30, 2013 was not significant.

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and nine-month periods in 2014 and 2013. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2014 vs. 2013			September 30, 2014 vs. 2013
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$(1)	$(1)
Securities purchased under agreements to resell	—	—	—	(1)	—	(1)
Federal funds sold	—	(1)	(1)	—	(1)	(1)
Investments
Trading	—	—	—	1	(1)	—
Available-for-sale	1	—	1	—	(1)	(1)
Held-to-maturity	—	(4)	(4)	1	(11)	(10)
Advances	1	(15)	(14)	1	(25)	(24)
Mortgage loans held for portfolio	—	—	—	(1)	—	(1)
Total interest income	2	(20)	(18)	1	(40)	(39)
Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	(6)	2	(4)	(11)	(4)	(15)
Discount notes	2	—	2	3	(1)	2
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(4)	2	(2)	(8)	(5)	(13)
Changes in net interest income	$6	$(22)	$(16)	$9	$(35)	$(26)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2014 and 2013.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$—	$137	$—	$727
Economic hedge derivatives related to other consolidated obligation bonds	68	—	81	—
Stand-alone economic hedge derivatives (basis swaps)	279	686	1,193	2,400
Member/offsetting swaps	32	8	66	23
Economic hedge derivatives related to advances	(11)	(139)	(28)	(192)
Total net interest income associated with economic hedge derivatives	368	692	1,312	2,958
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	1,644	(1,270)	2,316	(452)
Federal funds floater swaps	—	(154)	—	(769)
Interest rate caps related to held-to-maturity securities	(454)	(661)	(1,637)	(565)
Member/offsetting swaps and caps	249	(7)	1,074	4
Other economic hedge derivatives (advance, available-for-sale securities and consolidated obligation bonds swaps)	417	139	392	190
Total fair value gains (losses) related to economic hedge derivatives	1,856	(1,953)	2,145	(1,592)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(58)	(255)	(453)	121
Available-for-sale securities and associated hedges	(1,044)	1,047	(478)	2,499
Consolidated obligation bonds and associated hedges	369	(194)	(67)	227
Total fair value hedge ineffectiveness	(733)	598	(998)	2,847
Total net gains (losses) on derivatives and hedging activities	1,491	(663)	2,459	4,213
Net gains on unhedged trading securities	61	687	620	927
Gains on early extinguishment of debt	—	5,642	723	5,642
Service fees	737	744	1,880	2,060
Letter of credit fees	1,259	1,152	3,600	3,457
Other, net	(379)	(3)	(435)	(28)
Total other	1,678	8,222	6,388	12,058
Total other income	$3,169	$7,559	$8,847	$16,271

Economic Hedge Derivatives
In the past, the Bank issued a number of consolidated obligation bonds that were indexed to the daily effective federal funds rate. The Bank used federal funds floater swaps to convert its interest payments with respect to these bonds from the daily effective federal funds rate to three-month LIBOR. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps were recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore were a source of volatility in the Bank’s earnings. The Bank did not have any federal funds floater swaps outstanding during the nine months ended September 30, 2014.
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. In response to changing balance sheet and market conditions, the Bank may subsequently terminate one or more interest rate basis swaps (or portions thereof) prior to their scheduled maturities. As of September 30, 2014, the Bank was a party to 2 interest rate basis swaps with an aggregate notional amount of $1.0 billion. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap ("OIS") rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. At September 30, 2014, the carrying values of the Bank’s 2 stand-alone interest rate basis swaps totaled $4.8 million, excluding net accrued interest receivable. These basis swaps were terminated in early October 2014. The proceeds received upon termination approximated the carrying amount of the swaps as of September 30, 2014. During the three months ended September 30, 2014, the Bank terminated one interest rate basis swap with a $0.7 billion notional balance. In addition, during the three months ended March 31, 2014, the Bank terminated one interest rate basis swap with a $1.0 billion notional balance. Proceeds from these terminations totaled $3.2 million and $3.4 million, respectively, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transactions. There were no other terminations of interest rate basis swaps during the nine months ended September 30, 2014 or 2013. Further, one interest rate basis swap with a notional amount of $1.0 billion matured during the three months ended June 30, 2014 and another interest rate basis swap with a notional amount of $1.0 billion matured during the three months ended June 30, 2013.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of September 30, 2014, 14 interest rate cap agreements having a total notional amount of $3.4 billion. The premiums paid for these caps totaled $23.6 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings.
At September 30, 2014, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $2.4 million. If the Bank holds these agreements to maturity, the values of the caps will ultimately decline to zero and be recorded as losses in net gains (losses) on derivatives and hedging activities in future periods.
Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $(0.7) million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $(1.0) million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively.
Other
At various times during the nine months ended September 30, 2014 and 2013, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a variable rate that approximated the cost of the extinguished debt including any associated interest rate exchange agreements. Specifically, during the nine months ended September 30, 2014, the Bank repurchased $21.4 million (par value) of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $0.7 million. During the nine months ended September 30, 2013, the Bank repurchased $87.9 million (par value) of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $5.6 million. The Bank did not early extinguish any other debt during the nine months ended September 30, 2014 or 2013.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $18.7 million and $55.0 million for the three and nine months ended September 30, 2014, respectively, compared to $17.1 million and $52.5 million for the corresponding periods in 2013.
Compensation and benefits were $8.9 million and $29.1 million for the three and nine months ended September 30, 2014, respectively, compared to $10.0 million and $30.1 million for the corresponding periods in 2013. The decrease in compensation and benefits for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was due primarily to a period-to-period decrease in costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions, as well as a decrease in separation expenses. The decrease in compensation and benefits for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due primarily to a decrease in salaries, which resulted from a decrease in the Bank's average headcount from 191 employees during the nine months ended September 30, 2013 to 182 employees during the nine months ended September 30, 2014.
Other operating expenses for the three and nine months ended September 30, 2014 were $8.6 million and $22.5 million, respectively, compared to $5.9 million and $18.8 million for the corresponding periods in 2013. The increase for the three-month period ended September 30, 2014, as compared to the corresponding period in 2013, was largely attributable to a $1.9 million increase in legal fees, while the increase for the nine-month period ended September 30, 2014, as compared to the corresponding period in 2013, was attributable to a $4.4 million increase in legal fees, partially offset by decreases in other expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the cost of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.1 million and $3.4 million for the three and nine months ended September 30, 2014, respectively, compared to $1.1 million and $3.6 million for the corresponding periods in 2013.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $1.2 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively. The Bank’s AHP assessments totaled $4.2 million and $7.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2013 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2014.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of September 30, 2014, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended September 30, 2014 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of September 30, 2014. The results of that more stressful analysis are presented on page 52 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the

Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2014, the Bank’s short-term liquidity portfolio was comprised of $3.6 billion of overnight federal funds sold to domestic bank counterparties and U.S. branches of foreign financial institutions, $3.3 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.4 billion of U.S. Treasury Bills and a $0.2 billion overnight reverse repurchase agreement.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2014 or 2013.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of September 30, 2014, the Bank’s estimated operational liquidity requirement was $2.9 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $15.0 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2014, the Bank’s estimated contingent liquidity requirement was $4.4 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $14.0 billion.

In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the nine months ended September 30, 2014.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2013 is provided in the 2013 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2014.

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
The Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month end during the nine months ended September 30, 2014.
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
For purposes of compliance with the Bank’s Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2013 through September 2014. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2013	$1.983	$1.756	(11.45)%	$1.993	0.50%	$1.883	(5.04)%	$1.999	0.81%

January 2014	1.749	1.586	(9.32)%	1.792	2.46%	1.683	(3.77)%	1.755	0.34%
February 2014	1.904	1.764	(7.35)%	1.936	1.68%	1.852	(2.73)%	1.899	(0.26)%
March 2014	1.954	1.801	(7.83)%	2.011	2.92%	1.892	(3.17)%	1.965	0.56%

April 2014	1.881	1.739	(7.55)%	1.957	4.04%	1.824	(3.03)%	1.902	1.12%
May 2014	2.019	1.869	(7.43)%	2.106	4.31%	1.961	(2.87)%	2.046	1.34%
June 2014	2.093	1.945	(7.07)%	2.173	3.82%	2.036	(2.72)%	2.115	1.05%

July 2014	1.880	1.751	(6.86)%	1.970	4.79%	1.829	(2.71)%	1.909	1.54%
August 2014	2.039	1.929	(5.39)%	2.115	3.73%	2.000	(1.91)%	2.058	0.93%
September 2014	2.106	1.983	(5.84)%	2.196	4.27%	2.058	(2.28)%	2.135	1.38%
_____________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2013 through September 2014.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2013	0.67	(0.41)	0.26	4.25	6.40	8.22	0.00	5.77

January 2014	0.61	(0.48)	0.13	2.73	5.31	7.35	0.91	5.58
February 2014	0.63	(0.56)	0.07	1.47	4.32	6.11	0.60	5.00
March 2014	0.59	(0.48)	0.11	2.23	4.41	6.11	1.01	4.98

April 2014	0.56	(0.46)	0.10	2.25	4.24	6.02	2.62	4.98
May 2014	0.57	(0.49)	0.08	1.77	4.26	5.98	4.24	5.34
June 2014	0.53	(0.47)	0.06	1.55	4.02	5.69	4.07	5.08

July 2014	0.50	(0.40)	0.10	2.06	3.78	5.59	3.24	4.86
August 2014	0.51	(0.50)	0.01	0.57	3.14	4.66	4.00	4.83
September 2014	0.43	(0.35)	0.08	1.81	3.20	4.77	3.37	4.60
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has established a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the nine months ended September 30, 2014.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2014 and December 31, 2013; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iv) Statements of Capital for the Nine Months Ended September 30, 2014 and 2013; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (vi) Notes to the Financial Statements for the quarter ended September 30, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2014	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2014 and December 31, 2013; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iv) Statements of Capital for the Nine Months Ended September 30, 2014 and 2013; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (vi) Notes to the Financial Statements for the quarter ended September 30, 2014.