Form 10-K
period 2014-12-31
Federal Home Loan Bank of Dallas
filed 2015-03-26
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 6, 2015, the registrant had 12,187,971 shares of its capital stock outstanding. As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $1.231 billion.
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
The Bank’s principal source of funds is debt issued in the capital markets. All 12 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and each FHLBank uses these funds to make loans to its members, invest in debt securities, or for other business purposes. Generally, consolidated obligations are traded in the over-the-counter market. All 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the U.S. government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus have historically been able to borrow at the favorable rates generally available to GSEs. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by Standard & Poor’s (“S&P”). In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. These ratings indicate that each of these nationally recognized statistical rating organizations ("NRSROs") has concluded that the FHLBanks have a very strong capacity to meet their financial commitments on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks' GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from the issuance of capital stock to members are also sources of funds for the Bank.
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2014, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, S&P had rated 11 of the FHLBanks AA+/A-1+ and the FHLBank of Seattle AA/A-1+.
Current and prospective shareholders and debtholders should understand that these credit ratings are not a recommendation to buy, hold or sell securities and they may be revised or withdrawn at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
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
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). On June 23, 2004, the Finance Agency's predecessor, the Federal Housing Finance Board, adopted a rule requiring each FHLBank to voluntarily register a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act and the Housing and Economic Recovery Act of 2008 (the “HER Act”) subsequently codified this requirement. The Bank’s registration with the SEC became effective on April 17, 2006. As a registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. Materials that the Bank files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information that the Bank files with the SEC are also available free of charge through the Bank’s website at www.fhlb.com. To access these reports and other information through the Bank’s website, click on “News,” then “Investor Relations,” and then “SEC” under the heading SEC Filings. The information on the Bank's website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of the Bank's other filings with the SEC.
Proposed Merger of Des Moines and Seattle FHLBanks
On September 25, 2014, the FHLBank of Des Moines and the FHLBank of Seattle announced that they had entered into a definitive agreement to merge the two FHLBanks. On December 19, 2014, the Finance Agency approved the merger application, subject to the satisfaction of certain closing conditions set forth in its approval letter, including the ratification of the merger agreement by members of both the Des Moines and Seattle FHLBanks. On February 27, 2015, the FHLBanks of Des Moines and Seattle announced that the merger agreement had been ratified by members of both FHLBanks.
The consummation of the merger will be effective only after the Finance Agency determines that the closing conditions identified in the approval letter have been satisfied and the Finance Agency determines that the continuing FHLBank's organizational certificate complies with the requirements of the Finance Agency's merger rules. If the Finance Agency makes these determinations, the merger is expected to close on May 31, 2015. The continuing FHLBank would be headquartered in Des Moines.
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2014, 2013 and 2012.

MEMBERSHIP SUMMARY

	December 31,
	2014	2013	2012
Commercial banks	655	679	702
Thrifts	68	71	74
Credit unions	103	96	90
Insurance companies	31	26	23
Community Development Financial Institutions	4	3	2

Total members	861	875	891

Housing associates	8	8	8
Non-member borrowers	10	10	10

Total	879	893	909

Community Financial Institutions (“CFIs”) (1)	670	696	719

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2014, 2013 and 2012 based upon the definitions of CFIs that applied as of those dates.

As of December 31, 2014, approximately 78 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2014, CFIs were FDIC-insured institutions with average total assets as of December 31, 2013, 2012 and 2011 of less than $1.108 billion. For 2013 and 2012, the asset cap was $1.095 billion and $1.076 billion, respectively. For 2015, the asset cap is $1.123 billion.
As of December 31, 2014, 2013 and 2012, approximately 53.9 percent, 54.7 percent and 54.4 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.
As of December 31, 2011, the Bank had 910 members. The decline in the Bank's membership during the three years ended December 31, 2014 was largely attributable to consolidation in the financial services industry.
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
Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2014, 2013 and 2012, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2014	2013	2012
Advances (including prepayment fees)	64.8%	64.8%	63.1%
Investments	32.6	32.3	33.9
Mortgage loans held for portfolio and other	2.6	2.9	3.0
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$203,831	$243,838	$309,465
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
Fixed-rate, fixed-term advances. The Bank offers fixed-rate, fixed-term advances with maturities ranging from overnight to 20 years, and with maturities as long as 40 years for Community Investment advances. Interest is generally paid monthly and principal repaid at maturity for fixed-rate, fixed-term advances.
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
Variable-rate advances. The Bank offers term variable-rate advances with maturities between one and ten years. Standard offerings include variable-rate advances indexed to either one-month LIBOR or three-month LIBOR that are priced at a constant spread to the relevant index. The Bank also offers variable-rate advances (discount note floating rate advances) that reset every 4, 9, 13 or 26 weeks based on the results of the FHLBank System's discount note auctions that typically occur twice every week. In addition to longer term variable-rate advances, the Bank offers short term variable-rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Variable-rate advances may also include embedded features such as caps, floors or provisions for the conversion of the advances to a fixed rate.
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
Symmetrical prepayment advances. The Bank also offers fixed-rate, fixed-term or amortizing advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount, thus allowing the member to realize a portion of the decrease in fair value that would arise if interest rates have increased since the advance was originated.
Fixed-rate, fixed-term advances, including Community Investment Program and Economic Development Program advances, can be forward-starting, which allows a member to lock in a rate for an advance that will settle at a future date. Amortizing advances and certain advances containing the symmetrical prepayment feature are also available on a forward-starting basis.
Finance Agency regulations require the Bank to establish a formula for and to charge, if necessary, a prepayment fee on an advance that is repaid prior to maturity in an amount sufficient to make the Bank financially indifferent to the borrower’s decision to repay the advance prior to its scheduled maturity date. Currently, these fees are generally calculated as the present value of the difference (if positive) between the interest rate on the prepaid advance and the rate derived from the FHLBank System consolidated obligations curve for the remaining term to maturity of the repaid advance.
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
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure advances and other extensions of credit to members/borrowers. The Bank has not suffered any credit losses on advances in its

82-year history. In accordance with the Bank’s capital plan, members and former members must hold Class B capital stock in proportion to their outstanding advances. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
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
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans, secured loans for community development activities, and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. At December 31, 2014 and 2013, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $1.6 billion and $1.5 billion, respectively, which represented approximately 7.0 percent and 7.7 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
The HER Act added secured loans for community development activities as a new type of eligible collateral for CFIs. To the extent secured loans for community development activities represent a new class of collateral that the Bank has not previously accepted, the Bank would be required to seek the Finance Agency’s approval prior to accepting that collateral. To date, the Bank has not been requested to accept secured loans for community development activities as collateral.
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
As of December 31, 2014, 695 of the Bank’s borrowers/potential borrowers with a total of $16.6 billion in outstanding advances were on blanket lien status, 29 borrowers/potential borrowers with $0.8 billion in outstanding advances were on specific collateral only status and 155 borrowers/potential borrowers with $1.4 billion in outstanding advances were on custody status.
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
As of December 31, 2014, the Bank’s outstanding advances (at par value) totaled $18.8 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 23.8 percent of the Bank’s total outstanding advances. Advances to the Bank’s largest borrower (Texas Capital Bank, N.A.) represented 5.9 percent of the Bank’s total outstanding advances as of December 31, 2014. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Offerings. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program and an Economic Development Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances. The Bank currently prices CICA advances at interest rates that are approximately 1 to 5 basis points above the Bank’s matched maturity cost of funds. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2014, the par value of advances outstanding under the CICA program totaled approximately $474.6 million, representing approximately 2.5 percent of the Bank’s total advances outstanding as of that date.
If a member institution is approved for an Economic Development Program ("EDP") advance, the member's customer may then be eligible for an accompanying EDP Plus grant of up to $25,000.

The Bank also offers an Affordable Housing Program (“AHP”) as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for low-income households. Each year, a portion of the amount set aside is typically allocated specifically for the Bank's Homebuyer Equity Leverage Partnership ("HELP") program and its Special Needs Assistance Program ("SNAP"). HELP provides grant funds for down payment and closing cost assistance for eligible first-time homebuyers. SNAP provides grant funds to special needs homeowners for rehabilitation costs. The calculation of the amount to be set aside is further discussed below in the section entitled “AHP Assessments.” Each year, the Bank conducts a competitive application process to allocate the AHP funds set aside from the prior year’s earnings. Applications submitted by Bank members and their community partners during these funding rounds are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications or in approved modifications thereto.
In addition, the Bank offers a Housing Assistance for Veterans program that is designed to provide grants to households of veterans or active service members who were disabled as a result of an injury during their active military service since September 11, 2001.
Further, the Bank offers a Partnership Grant Program which provides funding for the operational needs of community-based organizations ("CBOs"). CBOs include non-profit organizations involved in affordable housing, local community development funds and small business technical assistance providers.
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2014 and 2013, outstanding letters of credit totaled $4.3 billion and $3.0 billion, respectively, of which $0.7 billion and $0.6 billion, respectively, had been issued or confirmed under the Bank’s CICA program.
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
Interest Rate Swaps, Caps and Floors. The Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2014 and 2013, the total notional amount of interest rate exchange agreements with members totaled $515.0 million and $113.8 million, respectively.
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
MPF Xtra. In December 2012, the Bank began offering the MPF Xtra® product to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago, which is discussed on pages 9-10 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2014 and 2013, $20.4 million and $1.2 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans totaled $16,000 and $2,500, respectively. No loans were sold through the MPF Xtra program during 2012.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and/or U.S. Treasury Bills. At December 31, 2014, the Bank’s short-term investments were comprised of $5.6 billion of overnight federal funds sold, $1.5 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.4 billion of overnight reverse repurchase agreements and $0.4 billion of U.S. Treasury Bills.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government agencies or U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac), non-agency (i.e., private label) residential MBS, non-MBS debt instruments guaranteed by the U.S. government or secured by U.S. government guaranteed obligations, and non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System). The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2014 and 2013, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2014		2013
	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Debentures	$4,890	44.2%	$4,965	46.4%
Residential MBS	4,425	40.0	4,990	46.7
Commercial MBS	1,077	9.8	—	—
Non-agency residential MBS	169	1.5	199	1.9
Other	494	4.5	534	5.0
Total	$11,055	100.0%	$10,688	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital. At December 31, 2014, the Bank's MBS holdings (at amortized cost) represented 295 percent of its total regulatory capital.
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
The Bank has not acquired any non-agency MBS since 2006 and it is currently prohibited by its Enterprise Credit Risk Management Policy from doing so in the future.
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

•
debt instruments that are not investment quality, other than certain investments targeted to low-income persons or communities and instruments that became non-investment quality after purchase by the Bank;

•
whole mortgages or other whole loans, other than 1) those acquired by the Bank through a duly authorized Acquired Member Assets program such as the Mortgage Partnership Finance® program discussed below; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal government units or agencies that are investment quality; 4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLB Act;

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
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or SMI policy. Given the small amount of its mortgage loans held for portfolio that are insured by mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of December 31, 2014.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed/insured loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2014, 2013 and 2012, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $1.3 million, $1.4 million and $2.1 million, respectively.
As of December 31, 2014 and 2013, MPF loans held for portfolio (net of allowance for credit losses) were $71 million and $91 million, respectively, representing approximately 0.2 percent and 0.3 percent, respectively, of the Bank’s total assets at each of those dates. The Bank intends to resume acquiring mortgage loans through the MPF program in mid-2015. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets.
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
Consolidated obligation discount notes are a significant funding source for money market instruments and for advances with short-term maturities or repricing frequencies of less than one year. Discount notes are generally sold at a discount and mature at par, and are offered daily through a consolidated obligation discount notes selling group and through other authorized securities dealers.
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
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted through securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 31 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of four weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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

The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2014, 2013 or 2012.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2014, 2013 or 2012.
Joint and Several Liability. Although the Bank is primarily liable only for its portion of consolidated obligations (i.e., those consolidated obligations issued on its behalf and those that have been assumed from other FHLBanks), it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank with primary liability. The FHLBank with primary liability would have a corresponding liability to reimburse the FHLBank providing assistance to the extent of such payment and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the primarily liable FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. Consequently, the Bank has no means to determine how the Finance Agency might allocate the obligations of a FHLBank that is unable to pay consolidated obligations for which such FHLBank is primarily liable. In the event the Bank is holding a consolidated obligation as an investment for which the Finance Agency would allocate liability among the FHLBanks, the Bank might be exposed to a credit loss to the extent of its share of the assigned liability for that particular consolidated obligation (the Bank has not held any consolidated obligations of other FHLBanks as investments since 2008). If principal of or interest on any consolidated obligation issued by the FHLBank System is not paid in full when due, the Bank may not pay dividends to, or repurchase shares of stock from, any shareholder of the Bank.
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
According to the Office of Finance, the 12 FHLBanks had (at par value) approximately $847 billion and $767 billion in consolidated obligations outstanding at December 31, 2014 and 2013, respectively. The Bank was the primary obligor on $35.2 billion and $27.6 billion (at par value), respectively, of these consolidated obligations.
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

Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. At December 31, 2014 and 2013, the Bank had eligible assets free from pledge of $38.0 billion and $30.2 billion, respectively, compared to its participation in outstanding consolidated obligations of $35.2 billion and $27.6 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2014, 2013 and 2012.
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
Use of Interest Rate Exchange Agreements
Finance Agency regulations authorize and establish general guidelines for the FHLBanks’ use of derivative instruments, and the Bank’s Enterprise Market Risk Management Policy establishes specific guidelines for their use. The Bank can use interest rate swaps, swaptions, cap and floor agreements, calls, puts, and futures and forward contracts as part of its interest rate risk management and funding strategies. Regulations prohibit derivative instruments that do not qualify as hedging instruments pursuant to generally accepted accounting principles unless a non-speculative use is documented.
Historically, the Bank has used interest rate exchange agreements in two ways: either by designating them as a fair value hedge of an underlying financial instrument or by designating them as a hedge of some defined risk in the course of its balance sheet management. For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets, including advances and investments, and/or to adjust the interest rate sensitivity of advances and investments to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities and to reduce funding costs.
The Bank frequently enters into interest rate exchange agreements concurrently with the issuance of consolidated obligation bonds. This strategy of issuing bonds while simultaneously entering into interest rate exchange agreements enables the Bank to offer a wider range of attractively priced advances to its members. The attractiveness of such debt generally depends on yield relationships between the consolidated obligation bond and interest rate exchange markets. As conditions in these markets change, the Bank may alter the types or terms of the consolidated obligations that it issues.
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
Retained Earnings. The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified accounting or economic losses due to specified interest rate, credit and operations risks. The Bank updates its retained earnings target calculations quarterly, and the Board of Directors reviews the Bank’s retained earnings policy targets annually under an analytic framework that takes into account sources of potential realized and unrealized losses, including potential loss distributions for each, and revises the targets as appropriate. The Bank’s current retained earnings policy target is described in Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “JCE Agreement”) with the other 11 FHLBanks. Effective August 5, 2011, the FHLBanks amended the JCE Agreement (the "Amended JCE Agreement"), and the Finance Agency approved an amendment to the Bank's capital plan to incorporate its provisions on that same date. The Amended JCE Agreement provides that the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account (“RRE Account”). Pursuant to the provisions of the Amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all consolidated obligations, excluding hedging adjustments (“Total Consolidated Obligations”).
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
Because the Bank’s returns from net interest income (excluding net prepayment fees on advances) generally track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. The Bank generally pays dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. For a more detailed discussion of the Bank’s dividend policy and the restrictions relating to its payment of dividends, see Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Legislative and Regulatory Developments
Finance Agency Actions
Final Rule Regarding Executive Compensation
On January 28, 2014, the Finance Agency published a final rule setting forth requirements and processes with respect to compensation provided to executive officers by the FHLBanks. The final rule addresses the authority of the Director of the Finance Agency (the “Director”) to review the compensation arrangements of FHLBank executive officers and to prohibit a FHLBank from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. The final rule also addresses the Director's authority to approve, in advance, agreements or contracts with executive officers that provide compensation in connection with a termination of employment. The final rule became effective on February 27, 2014. For additional discussion, see page 127 of this report.
Final Rule Regarding Golden Parachute Payments
On January 28, 2014, the Finance Agency published a final rule setting forth the standards that the Director will take into consideration when determining whether to limit or prohibit golden parachute payments. The final rule generally prohibits a FHLBank from making or agreeing to make a golden parachute payment unless that FHLBank is not in a troubled condition. The final rule became effective on February 27, 2014. For additional discussion, see pages 126-127 of this report.
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

Comments on the proposed rule were due by May 15, 2014.
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

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis (rather than only at the time of application for membership as required by current law), at least 10 percent of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their FHLBank membership.

•
Eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. During the sunset period, there would be restrictions on the level and maturity of advances that FHLBanks could make to these members. Any new captive insurance company members admitted after the date of the proposed rule would have their membership and advances terminated upon issuance of a final rule. Under the proposed rule, a “captive” insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities. The Bank did not have any captive insurance company members as of December 31, 2014.

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

Comments on the proposed rule were due by January 23, 2015.
Other Developments
Margin Requirements for Uncleared Derivative Transactions
On September 3, 2014, the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (collectively, the “Agencies”) jointly proposed a rule to establish minimum margin collection requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, “Swap Entities”) that are subject to the jurisdiction of one of the Agencies (the “Proposed Rule”). In addition, the Proposed Rule, which would apply to derivative transactions that are not subject to mandatory clearing requirements (uncleared trades), affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, are hereinafter referred to as “Covered Swap Entities”). Comments on the Proposed Rule were due by November 24, 2014.
In addition, on September 17, 2014, the Commodity Futures Trading Commission (“CFTC”) adopted its version of the Proposed Rule (“CFTC Proposed Rule”) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule were due by December 2, 2014.
The Proposed Rule would subject uncleared trades between Covered Swap Entities, and between Covered Swap Entities and financial end users that have material derivatives exposure (i.e., an average daily aggregate notional of $3 billion or more in uncleared derivatives) to a mandatory two-way initial margin requirement. The amount of initial margin required to be posted would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted by either party as initial margin (generally, cash, government securities, certain liquid debt, certain equity securities and gold) and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.
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
Basel Committee on Banking Supervision - Liquidity Coverage Ratio
On September 3, 2014, the Board of Governors of the Federal Reserve System, the OCC and the FDIC finalized the liquidity coverage ratio (“LCR”) rule, which is applicable to: (i) U.S. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets, and (ii) certain other U.S. bank and savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain an amount of “high-quality liquid assets” that is no less than 100 percent of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of high-quality liquid assets, referred to as Levels 1, 2A, and 2B. The treatment of high-quality liquid assets for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.
Under the final rule, collateral pledged to the FHLBanks but which does not secure existing borrowings may be considered eligible high-quality liquid assets to the extent the collateral itself qualifies as eligible high-quality liquid assets; qualifying FHLBank System consolidated obligations are categorized as Level 2A high-quality liquid assets; and the amount of a covered company’s funding that is assumed to run off includes 25 percent of FHLBank advances maturing within 30 days, to the extent such advances are not secured by Level 1 or Level 2A high-quality liquid assets, where 0 percent and 15 percent run-off assumptions, respectively, apply.  The final rule requires that all covered companies be fully compliant by January 1, 2017. The impact of this rule on the Bank, if any, is uncertain at this time.

Money Market Mutual Fund Reform
On June 19, 2013, the SEC proposed two alternatives for amending the rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations became effective on October 14, 2014. Among other things, the final regulations:

•
require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or temporarily suspending redemptions; and

•	include enhanced diversification, disclosure and stress testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.
The final regulations do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank consolidated obligation discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBank consolidated obligation discount notes with a remaining maturity up to 60 days. The future impact of these regulations, if any, on the demand for FHLBank consolidated obligations is unknown.
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
As an SEC registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. The Bank must also submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General; these reports are required to include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements. In addition, the Treasury receives the Finance Agency’s annual report to Congress and other reports reflecting the operations of the FHLBanks.
Employees
As of December 31, 2014, the Bank employed 192 people, all of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
AHP Assessments
Although the Bank is exempt from all federal, state, and local income taxes, the FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks must collectively set aside for the AHP the greater of $100 million or 10 percent of their current year’s income before AHP expenses. Interest expense on capital stock that is classified as a liability (i.e., mandatorily redeemable capital stock) is added back to income for purposes of computing the Bank’s AHP assessment. The Bank’s AHP funds are made available to members in the form of direct grants to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households.

Business Strategy and Outlook
The Bank maintains a Strategic Business Plan that provides the framework for its future business direction. The goals and strategies for the Bank’s major business activities are encompassed in this plan, which is updated and approved by the Board of Directors at least annually and at any other time that revisions are deemed necessary.
As described in its Strategic Business Plan, the Bank operates under a cooperative business model that is intended to maximize the overall value of membership in the Bank. This business model envisions that the Bank will limit and carefully manage its risk profile while generating sufficient profitability to maintain an appropriate level of retained earnings, pay dividends at a rate at least equal to or slightly above the average federal funds rate, and to absorb periodic earnings volatility related to hedging and derivatives or other external shocks. Consistent with this business model, the Bank places the highest priority on being able to meet its members’ liquidity and funding needs.
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. The Bank’s earnings are typically expected to rise and fall with the general level of market interest rates, particularly short-term money market rates. Developments that may have an effect on the extent to which the Bank’s return on average capital stock exceeds the federal funds rate benchmark include general economic and credit market conditions; the level, volatility of and relationships between short-term money market rates such as federal funds and one-month and three-month LIBOR; the future availability and cost of the Bank’s long-term debt relative to benchmark rates such as LIBOR; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the impact of any future credit market disruptions; and the impact of ongoing economic conditions on demand for the Bank’s credit products from its members.
During 2014, the Bank's lending activities expanded due to increased demand for loans at member institutions which the Bank attributes to improving economic conditions and more robust activity in the housing markets served by its members. However, advances outstanding remain well below the peak levels experienced in 2008, due largely to high deposit levels at member institutions. If high deposit levels persist, the demand for advances may remain subdued. Alternatively, continued improvement in regional economic conditions may have a positive impact on advance demand. While the Bank cannot predict future economic conditions or future levels of advances demand from its members, based on its current expectations the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate at least equal to or slightly above the upper end of the Federal Reserve's target range for the federal funds rate and to continue building retained earnings for the foreseeable future.
While the Bank’s primary focus will be to continue to prudently meet the liquidity and funding needs of its members, the Bank is considering ways in which it can enhance its product and/or service offerings in order to become a more valuable resource to its members. For example, the Bank has begun offering new advance products and, in mid-2015, it intends to resume acquiring mortgage loans through the MPF program. The FHLB Act and Finance Agency regulations limit the products and services that the Bank can offer to its members and govern many of the terms of the products and services that the Bank offers. The Bank is also required by regulation to file new business activity notices with the Finance Agency for any new products or services it wants to offer its members, and will have to assess any potential new products or services offerings in light of these statutory and regulatory restrictions.
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
Like most financial institutions, our results of operations are significantly affected by our ability to manage interest rate risk. We use a number of tools to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include projections of advances volumes and pricing, MPF volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Our ability to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.
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
One or more members or borrowers could withdraw their membership or decrease their business levels as a result of a merger with an institution that is not one of our members, or for other reasons, which could lead to a decrease in our total assets and capital.
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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, peaked at the beginning of the fourth quarter of 2008 and declined to a cyclical low in the first quarter of 2014 before increasing over the remainder of 2014. At December 31, 2014, our outstanding advances were approximately 72 percent lower than they were at September 30, 2008. Continued high deposit levels and low demand for loans at member institutions could limit or further reduce members’ needs for funding. A further decline in the demand for advances, if significant, could negatively affect our results of operations.

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
We are exposed to credit risk from our MPF loans held in portfolio (the balance of which is expected to grow beginning in mid-2015) and our secured and unsecured investment portfolio. A deterioration of economic conditions, declines in residential real estate values, changes in monetary policy or other events that could negatively impact the economy and the markets as a whole could lead to borrower defaults, which in turn could cause us to incur losses on our MPF loans or additional losses on our investment portfolio.
During 2009, 2010 and 2011, delinquencies and losses with respect to residential mortgage loans generally increased and residential property values declined in many states. Due to these deteriorating conditions, 14 of our non-agency residential mortgage-backed securities were deemed to be other-than-temporarily impaired during the period from January 1, 2009 through June 30, 2012. One additional non-agency residential mortgage-backed security was deemed to be other-than-temporarily impaired at December 31, 2014. We recognized credit losses on these securities totaling $13.1 million. As of December 31, 2014, the unpaid principal balance of the Bank's 27 non-agency residential mortgage-backed securities totaled $181 million.
If the actual and/or projected performance of the loans underlying our non-agency residential mortgage-backed securities is worse than our current expectations, we could recognize additional losses on these 15 securities as well as losses on our other investments in non-agency residential mortgage-backed securities, which would negatively impact our results of operations and financial condition.
In addition, if delinquencies, default rates and loss severities on residential mortgage loans increase, and/or there is a decline in residential real estate values, we could experience losses on our MPF loans held in portfolio.
Federal and state government authorities, as well as some financial institutions and residential mortgage loan servicers, have proposed, adopted or promoted programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as possible future legislative or regulatory actions, including possible amendments to the bankruptcy laws, could also result in the modification of outstanding residential mortgage loans. These actions could adversely affect the value of and returns on the Bank's holdings of non-agency residential mortgage-backed securities. In addition, legal actions relating to loan modifications could adversely affect the value of and returns on some of the Bank's holdings of non-agency residential mortgage-backed securities if such loan modification activities result in lower receipts than currently expected for these securities.
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
The Dodd-Frank Act also contains a number of provisions that, while they may not directly affect us, could affect our members. For example, the legislation established a special insolvency regime to address the failure of a financial company, eliminated the Office of Thrift Supervision, established a Federal Insurance Office to monitor and identify issues with respect to the insurance industry, established certain entities charged with investor and consumer protection, and imposed additional regulation on mortgage originators and residential mortgage loans.
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
We could be materially adversely affected by the adoption of new laws, policies or regulations or changes in existing laws, policies or regulations, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment. For instance, in 2013, separate legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would wind down Fannie Mae and Freddie Mac and replace them with a new finance system to support the secondary mortgage market. The role of the FHLBanks in the new finance system differs under the two proposals. In addition, the legislation contains provisions that could change the regulation and governance of the FHLBanks. On March 16, 2014, Senate Banking Committee leaders released the legislative text of a housing finance reform proposal that would wind down Fannie Mae and Freddie Mac and replace them with a new system of federally insured MBS in which private issuers would be required to bear initial losses before the governmental guarantee would be triggered. It is not possible to determine if or when legislation regarding housing reform will be enacted, nor are the ultimate provisions of any such legislation determinable at this time.
In 2014, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC finalized rules that establish a minimum liquidity coverage ratio for many large financial institutions and, in 2013, these regulatory entities issued rules that revise minimum capital standards for financial institutions. These rules could adversely impact investor demand for FHLBank consolidated obligations which could, in turn, potentially increase our funding costs. Most member banks were required to comply with the new more stringent capital standards by January 1, 2015, although some larger member banks were required to comply with the new standards by January 1, 2014. All covered companies are required to be fully compliant with the minimum liquidity coverage ratio by January 1, 2017.
In addition, the regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services. For example, in 2014, the Finance Agency issued a proposed rule on FHLBank membership that would limit the ability of some financial institutions to obtain or maintain membership in an FHLBank. Also, recent regulations issued by the Consumer Financial Protection Bureau regarding mortgage lending may result in decreased participation in the mortgage lending market by community financial institutions, which could reduce demand for our advances. In addition, legislation affecting residential real estate and mortgage lending, including legislation regarding bankruptcy and mortgage modification programs, could negatively affect the recoverability of our non-agency residential mortgage-backed securities. Further, the recently revised minimum capital standards for financial institutions could cause some member banks to divest assets, thereby reducing their need for our advances.
For a more complete discussion of recent legislative and regulatory developments, see Item 1 — Business — Legislative and Regulatory Developments beginning on page 15 of this report.
Changes in our access to the interest rate derivatives market on acceptable terms may adversely affect our ability to maintain our current hedging strategies.
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access to the interest rate derivatives market through a diverse group of investment grade rated counterparties. Several factors could have an adverse impact on our access to the derivatives market, including changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. In addition, the financial market disruptions that occurred during the period from late 2007 through early 2009 resulted in mergers of several of our derivatives counterparties. Consolidation of the financial services industry, if it continues, could increase our concentration risk with respect to counterparties in this industry. Further, defaults by, or even negative rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide disruptions in which it may be difficult for us to find acceptable counterparties for such transactions. If changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to manage our interest rate risk effectively, which could adversely affect our financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The Bank owns a 157,000 square foot office building located at 8500 Freeport Parkway South, Irving, Texas. The Bank occupies approximately 85,000 square feet of space in this building.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 6, 2015, the Bank had 865 shareholders and 12,187,971 shares of capital stock outstanding.
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
Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the "JCE Agreement") with the other 11 FHLBanks. Effective August 5, 2011, the FHLBanks amended the JCE Agreement (the "Amended JCE Agreement"), and the Finance Agency approved an amendment to the Bank's capital plan to incorporate its provisions on that same date. The Amended JCE Agreement provides that the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account ("RRE Account"). Pursuant to the provisions of the Amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. The Amended JCE Agreement provides that during periods in which the Bank’s RRE Account is less than the amount prescribed in the preceding sentence, it may pay dividends only from unrestricted retained earnings or from the portion of its quarterly net income that exceeds the amount required to be allocated to its RRE Account. The allocations to, and restrictions associated with, its RRE Account have not had nor are they currently expected to have an effect on the Bank’s dividend payment practices. For additional information regarding the Amended JCE Agreement, see Item 1 — Business — Capital — Retained Earnings.
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

The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2014 and 2013. During each quarter of 2014 and 2013, the Bank paid dividends at an annualized rate equal to the upper end of the Federal Reserve’s target range for the federal funds rate for the immediately preceding quarter plus 12.5 basis points. The average effective federal funds rates for the fourth quarter of 2012, each quarter in 2013, and each of the first three quarters in 2014 were below the upper end of the Federal Reserve’s target range of 0.25 percent for the federal funds rate for those periods, which was also the rate that depository institutions could earn on both required and excess reserves maintained at the Federal Reserve during those periods. As a result of this disparity, the Bank elected to benchmark its dividends in 2014 and 2013 to the upper end of the Federal Reserve’s target range for the federal funds rate. All dividends were paid in the form of capital stock except for fractional shares, which were paid in cash.
DIVIDENDS PAID
(dollars in thousands)

	2014		2013
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$1,019	0.375%	$1,154	0.375%
Second Quarter	984	0.375%	1,039	0.375%
Third Quarter	1,065	0.375%	1,027	0.375%
Fourth Quarter	1,135	0.375%	1,073	0.375%
____________________________________

(1)
Amounts exclude (in thousands) $6, $4, $4 and $4 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2014, respectively. For financial reporting purposes, these dividends were classified as interest expense.

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

The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified economic or accounting losses due to specified interest rate, credit or operations risks. The results of the Bank's annual stress test mandated by the Dodd-Frank Act are also considered when establishing the Bank's retained earnings targets. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated in December 2014, calls for the Bank to maintain a total retained earnings balance of at least $290 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2014 retained earnings balance of $699.8 million exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2015 at a rate at least equal to or slightly above the upper end of the Federal Reserve’s target range for the federal funds rate for the applicable dividend period (i.e., for each calendar quarter during the year, the upper end of the Federal Reserve's target range for the federal funds rate for the preceding quarter).
On March 25, 2015, the Bank’s Board of Directors approved a dividend in the form of capital stock for the first quarter of 2015 at an annualized rate of 0.375 percent, which exceeds the upper end of the Federal Reserve’s target range for the federal funds rate for the fourth quarter of 2014 by 12.5 basis points. The first quarter 2015 dividend, to be applied to average capital stock held during the period from October 1, 2014 through December 31, 2014, will be paid on March 31, 2015.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance sheet (at year end)
Advances	$18,942,400	$15,978,945	$18,394,797	$18,797,834	$25,455,656
Investments (1)	17,422,344	13,130,343	16,198,823	13,537,564	12,268,954
Mortgage loans	71,554	91,275	121,661	162,837	207,393
Allowance for credit losses on mortgage loans	143	165	183	192	225
Total assets	38,045,868	30,221,824	35,755,329	33,769,967	39,690,070
Consolidated obligations — discount notes	19,131,832	5,984,530	6,984,378	9,799,010	5,131,978
Consolidated obligations — bonds	16,078,700	21,486,712	25,697,936	20,070,056	31,315,605
Total consolidated obligations(2)	35,210,532	27,471,242	32,682,314	29,869,066	36,447,583
Mandatorily redeemable capital stock(3)	5,059	3,065	4,504	14,980	8,076
Capital stock — putable	1,222,738	1,123,675	1,216,986	1,255,793	1,600,909
Unrestricted retained earnings	650,224	615,620	549,617	488,739	452,205
Restricted retained earnings	49,552	39,850	22,276	5,918	—
Total retained earnings	699,776	655,470	571,893	494,657	452,205
Accumulated other comprehensive income (loss)	(3,601)	(32,641)	(18,245)	(45,615)	(62,702)
Total capital	1,918,913	1,746,504	1,770,634	1,704,835	1,990,412
Dividends paid(3)	4,203	4,293	4,555	5,378	8,816
Income statement
Net interest income (4)	$120,583	$147,857	$161,389	$151,981	$234,366
Other income (loss)	8,042	20,692	2,203	(16,917)	(14,259)
Other expense	74,725	70,913	72,711	77,419	77,542
Assessments (5)	5,391	9,766	9,090	9,815	37,826
Net income	48,509	87,870	81,791	47,830	104,739
Performance ratios
Net interest margin(6)	0.35%	0.45%	0.45%	0.46%	0.44%
Return on average assets	0.14%	0.27%	0.23%	0.14%	0.20%
Return on average equity	2.67%	5.15%	4.77%	2.73%	4.23%
Return on average capital stock (7)	4.25%	7.92%	6.76%	3.59%	4.92%
Total average equity to average assets	5.29%	5.27%	4.83%	5.24%	4.65%
Regulatory capital ratio(8)	5.07%	5.90%	5.02%	5.23%	5.19%
Dividend payout ratio (3)(9)	8.66%	4.89%	5.57%	11.24%	8.42%
Ratio of earnings to fixed charges	1.65 x	2.02 x	1.61 x	1.34 x	1.58 x
Average effective federal funds rate(10)	0.09%	0.11%	0.14%	0.10%	0.18%

____________________________________

(1)
Investments consist of federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2014, 2013, 2012, 2011 and 2010, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $847 billion, $767 billion, $688 billion, $692 billion and $796 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $35.2 billion, $27.6 billion, $32.6 billion, $29.7 billion and $36.2 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $0.02 million, $0.02 million, $0.03 million, $0.05 million and $0.03 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(4)
Net interest income excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income associated with such agreements totaled $1.4 million, $3.6 million, $10.4 million, $6.6 million and $18.7 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(5)
Prior to the third quarter of 2011, the Bank was required to contribute a portion of its earnings to the Resolution Funding Corporation ("REFCORP"). On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks' earnings for the second quarter of 2011. Accordingly, beginning July 1, 2011, the Bank's earnings are no longer reduced by a REFCORP assessment. Assessments includes $4.5 million and $26.2 million of REFCORP assessments for the years ended December 31, 2011 and 2010, respectively.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2014, 2013 and 2012 beginning on page F-1 of this Annual Report on Form 10-K.

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
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small portfolio of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003 through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
The Bank's profitability objective is to generate sufficient earnings to allow the Bank to continue to increase its retained earnings and pay dividends on capital stock at rates that are at least equal to or slightly above the average federal funds rate.

Financial Market Conditions
Economic conditions in the United States showed signs of moderate but steady improvement during 2014, 2013 and 2012. The gross domestic product increased 2.3 percent, 2.2 percent and 2.4 percent in 2012, 2013 and 2014, respectively. The nationwide unemployment rate fell from 8.5 percent at the end of 2011 to 7.9 percent at the end of 2012, 6.7 percent at the end of 2013 and 5.6 percent at the end of 2014. Housing prices improved in most major metropolitan areas during 2012, 2013 and 2014.
During the first half of 2012, concerns over the sovereign debt crisis in Europe resulted in greater demand for high-quality debt. The combination of this increase in market demand and a shrinking supply of such high-quality debt securities resulted in reductions in the weighted average LIBOR-based bond funding costs for the FHLBanks. During the third quarter of 2012, the European Central Bank announced plans to stop paying interest on overnight deposits in order to encourage investment and lending in Europe, and to support peripheral countries through outright bond purchases. These announcements encouraged investors to move into riskier assets, resulting in tightened credit spreads to U.S. Treasury securities.
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
During 2012 and 2013, the Federal Reserve took several actions intended to promote a stronger pace of economic recovery and foster maximum employment and price stability. On September 21, 2011, the Federal Reserve announced that it would extend the average maturity of its holdings of securities by purchasing longer-dated assets and selling shorter-dated assets. These activities initially ran through June 2012 as the Federal Reserve sold $400 billion in U.S. Treasury securities with maturities of 3 years or less and replaced them with U.S. Treasury securities with maturities of 6 to 30 years. In October 2012, the program was extended through the end of 2012. On September 21, 2011, the Federal Reserve also announced plans to reinvest the proceeds from maturities of its agency debt and MBS holdings in agency MBS rather than U.S. Treasury securities. That program commenced in October 2011. In October 2012, the Federal Reserve announced that it would maintain its maturity extension program and would suspend, for the duration of that program, rolling over maturing U.S. Treasury securities into new issues at auction. In September 2012, the Federal Reserve announced that it would purchase additional agency MBS at a pace of $40 billion per month and, in December 2012, the Federal Reserve announced that it would also begin to purchase longer-term U.S. Treasury securities at a pace of $45 billion per month. These purchases continued through the end of 2013 and were then reduced in measured steps during 2014 and finally discontinued in October 2014. The Federal Reserve is currently maintaining its existing policy of reinvesting the principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing treasury securities at auction.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2012, 2013 and 2014. During these years, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate equivalent to the upper boundary of the target range for federal funds. A sustained increase in bank reserves during those years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for all of 2012, 2013 and 2014. The Federal Reserve stated at its March 2015 FOMC meeting that an increase in the target range for the federal funds rate remains unlikely at the April FOMC meeting. The FOMC anticipates that it will be appropriate to raise this rate when it has seen further improvement in the labor market and it is reasonably confident that inflation will move back to its 2 percent objective over the medium term. The FOMC also stated that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.
One-month and three-month LIBOR rates declined from 0.30 percent and 0.58 percent, respectively, as of December 31, 2011 to 0.21 percent and 0.31 percent, respectively, at the end of 2012. One-month and three-month LIBOR were 0.17 percent and 0.25 percent, respectively, at the end of 2013 and 0.17 percent and 0.26 percent, respectively, at the end of 2014. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest that inter-bank lending markets are reasonably stable.

The following table presents information on various market interest rates at December 31, 2014 and 2013 and various average market interest rates for the years ended December 31, 2014, 2013 and 2012.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2014	2013	2014	2013	2012
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.06%	0.07%	0.09%	0.11%	0.14%
1-month LIBOR (1)	0.17%	0.17%	0.16%	0.19%	0.24%
3-month LIBOR (1)	0.26%	0.25%	0.23%	0.27%	0.43%
2-year LIBOR (1)	0.90%	0.49%	0.62%	0.44%	0.50%
5-year LIBOR (1)	1.77%	1.79%	1.75%	1.32%	0.98%
10-year LIBOR (1)	2.28%	3.09%	2.65%	2.47%	1.88%
3-month U.S. Treasury (1)	0.04%	0.07%	0.03%	0.06%	0.09%
2-year U.S. Treasury (1)	0.67%	0.38%	0.46%	0.31%	0.28%
5-year U.S. Treasury (1)	1.65%	1.75%	1.64%	1.17%	0.76%
10-year U.S. Treasury (1)	2.17%	3.04%	2.54%	2.35%	1.80%
____________________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
2014 In Summary

•
The Bank ended 2014 with total assets of $38.0 billion compared with $30.2 billion at the end of 2013. The $7.8 billion increase in total assets was attributable primarily to increases in the Bank's short-term liquidity portfolio ($4.5 billion), advances ($2.9 billion), and long-term investment securities portfolio ($0.4 billion).

•
Total advances at December 31, 2014 were $18.9 billion, compared to $16.0 billion at the end of 2013. During 2014, the Bank's lending activities expanded due to increased demand for loans at member institutions, which the Bank attributes to improving economic conditions and more robust activity in the housing markets served by its members.

•	The Bank’s net income for 2014 was $48.5 million, which represented a return on average capital stock of 4.25 percent.

•
Unrealized losses on the Bank's holdings of RMBS, all of which are classified as held-to-maturity, totaled $10.1 million (6 percent of amortized cost) at December 31, 2014, as compared to $16.1 million (8 percent of amortized cost) at December 31, 2013. Based on its year-end analysis of the 27 securities in this portfolio, the Bank believes that the unrealized losses were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities. The Bank recorded credit-related other-than-temporary impairment charges of $37,000 on one previously unimpaired security during 2014. None of the Bank's other non-agency RMBS were deemed to be other-than-temporarily impaired in 2014. For a discussion of the Bank’s analysis, see Note 5 to the Bank’s audited financial statements included in this report. If the actual and/or projected performance of the loans underlying the Bank’s holdings of non-agency RMBS is worse than management’s current expectations, the Bank could recognize additional losses on the securities that it previously determined were other-than-temporarily impaired and/or losses on its other investments in non-agency residential MBS.

•
At all times during 2014, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $699.8 million (1.8 percent of total assets) at December 31, 2014 from $655.5 million (2.2 percent of total assets) at December 31, 2013. At December 31, 2014, the balance of the Bank's restricted retained earnings account was $49.6 million.

•
During 2014, the Bank paid dividends totaling $4.2 million; the quarterly dividends during the year were paid at annualized rates equal to the upper end of the Federal Reserve’s target range for the federal funds rate plus 12.5 basis points.

•
While the Bank cannot predict future economic conditions or future levels of advances demand from its members, the Bank anticipates that its earnings will be sufficient both to continue paying quarterly dividends at a rate at least equal to or slightly above the upper end of the Federal Reserve's target range for the federal funds rate and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.
Financial Condition
The following table provides selected period-end balances as of December 31, 2014, 2013 and 2012, as well as selected average balances for the years ended December 31, 2014, 2013 and 2012. As shown in the table, the Bank’s total assets increased by 25.9 percent (or $7.8 billion) during the year ended December 31, 2014 after decreasing by 15.5 percent (or $5.5 billion) during the year ended December 31, 2013. The increase in total assets during the year ended December 31, 2014 was attributable primarily to increases in the Bank's short-term liquidity portfolio ($4.5 billion), advances ($2.9 billion) and long-term available-for-sale securities portfolio ($0.9 billion), partially offset by a decrease in the Bank's long-term held-to-maturity securities portfolio ($0.5 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2014, total consolidated obligations increased by $7.7 billion, as consolidated obligation discount notes increased by $13.1 billion and consolidated obligation bonds decreased by $5.4 billion.
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
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2014			December 31, 2013			Balance at December 31, 2012
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$18,942	$2,963	18.5%	$15,979	$(2,416)	(13.1)%	$18,395
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	1,480	630	74.1	850	(50)	(5.6)	900
Securities purchased under agreements to resell	350	350	*	—	(3,000)	(100.0)	3,000
Federal funds sold	5,613	4,145	282.4	1,468	(751)	(33.8)	2,219
U.S Treasury Bills	400	(600)	(60.0)	1,000	1,000	*	—
Long-term investments
Available-for-sale securities	6,389	933	17.1	5,456	(316)	(5.5)	5,772
Held-to-maturity securities	4,662	(537)	(10.3)	5,199	(1)	—	5,200
Mortgage loans, net	71	(20)	(22.0)	91	(30)	(24.8)	121
Total assets	38,046	7,824	25.9	30,222	(5,533)	(15.5)	35,755
Consolidated obligations — bonds	16,079	(5,408)	(25.2)	21,487	(4,211)	(16.4)	25,698
Consolidated obligations — discount notes	19,132	13,148	219.7	5,984	(1,000)	(14.3)	6,984
Total consolidated obligations	35,211	7,740	28.2	27,471	(5,211)	(15.9)	32,682
Mandatorily redeemable capital stock	5	2	66.7	3	(2)	(40.0)	5
Capital stock	1,223	99	8.8	1,124	(93)	(7.6)	1,217
Retained earnings	700	45	6.9	655	83	14.5	572
Average total assets	34,410	2,046	6.3	32,364	(3,115)	(8.8)	35,479
Average capital stock	1,142	32	2.9	1,110	(99)	(8.2)	1,209
Average mandatorily redeemable capital stock	4	(1)	(20.0)	5	—	—	5
____________________________________

*	The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2014, 2013 and 2012.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$13,608	72%	$11,537	73%	$13,703	77%
Thrifts	2,399	13	2,478	16	2,612	15
Credit unions	1,968	11	1,362	9	1,160	6
Insurance companies	799	4	365	2	375	2
Community Development Financial Institutions	4	—	1	—	—	—
Total member advances	18,778	100	15,743	100	17,850	100
Housing associates	2	—	29	—	43	—
Non-member borrowers	15	—	23	—	35	—
Total par value of advances	$18,795	100%	$15,795	100%	$17,928	100%
Total par value of advances outstanding to CFIs (1)	$6,362	34%	$5,541	35%	$5,496	31%
____________________________________

(1)
The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2014, 2013 and 2012 based upon the definitions of CFIs that applied as of those dates.

The Bank's advances balances (at par value) increased $3.0 billion during 2014, despite the repayment (on May 7, 2014) of $1.0 billion of advances by Comerica Bank, the Bank's largest borrower at December 31, 2013. Comerica Bank had no advances outstanding at December 31, 2014. The increase in the Bank's advances was due to increased demand for loans at member institutions, which the Bank attributes to improving economic conditions and more robust activity in the housing markets served by its members. Advances to the Bank's five largest borrowers increased from $4.2 billion at December 31, 2013 to $4.5 billion at December 31, 2014 but the proportion of total advances attributable to the five largest borrowers decreased from 27 percent to 24 percent at those same dates.
The Bank's outstanding advances decreased $2.1 billion during 2013. The decline in advances was due in large part to the repayment of $1.0 billion of advances by Comerica Bank, the Bank's largest borrower at that time, and the prepayment of $0.6 billion of advances by the FDIC in connection with the closure of First National Bank in Edinburg, Texas ("FNB Edinburg"). On September 13, 2013, the OCC closed FNB Edinburg and the FDIC was named receiver. On September 17, 2013, FNB Edinburg's advances were fully repaid by the FDIC. Advances to the Bank's five largest borrowers decreased from $6.1 billion at December 31, 2012 to $4.2 billion at December 31, 2013 and the proportion of total advances attributable to the five largest borrowers decreased from 34 percent to 27 percent at those same dates.

At December 31, 2014, advances outstanding to the Bank’s five largest borrowers totaled $4.5 billion, representing 23.8 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2014.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2014
Name	Par Value of Advances	Percent of Total Par Value of Advances
Texas Capital Bank, N.A.	$1,100	5.9%
Southside Bank	897	4.8
ViewPoint Bank, N.A.	864	4.6
IBERIABANK	808	4.3
Beal Bank USA	795	4.2
	$4,464	23.8%
As of December 31, 2013 and 2012, advances outstanding to the Bank’s five largest borrowers comprised $4.2 billion (27 percent) and $6.1 billion (34 percent), respectively, of the total advances portfolio.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2014 and 2013.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2014		December 31, 2013
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$16,540	88.0%	$12,746	80.7%
Adjustable/variable-rate indexed	527	2.8	1,052	6.7
Amortizing	1,728	9.2	1,997	12.6
Total par value	$18,795	100.0%	$15,795	100.0%
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
Short-Term Liquidity Holdings
At December 31, 2014, the Bank’s short-term liquidity holdings were comprised of $5.6 billion of overnight federal funds sold, $1.5 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.4 billion of U.S. Treasury Bills and $0.4 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during 2014 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. At December 31, 2013, the Bank’s short-term liquidity holdings were comprised of $1.5 billion of overnight federal funds sold to domestic bank counterparties, $0.9 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas and $1.0 billion of U.S. Treasury Bills. The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy the Finance Agency's requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)
Finance Agency regulations and Bank policies govern the Bank’s investments in unsecured money market instruments, such as overnight and term federal funds and commercial paper. Those regulations and policies establish limits on the amount of unsecured credit that may be extended to borrowers or to affiliated groups of borrowers, and require the Bank to base its investment limits on the creditworthiness of its counterparties.
As of December 31, 2014, the Bank’s overnight federal funds sold consisted of $0.7 billion sold to counterparties rated double-A, $4.2 billion sold to counterparties rated single-A and $0.7 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2014 and 2013 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term Investments (at carrying value)
December 31, 2014	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)		Held-to-Maturity (at fair value)

Debentures
U.S. government-guaranteed obligations	$27	$50	$77	$27
GSE obligations	—	4,922	4,922	—
Other	—	411	411	—
Total debentures	27	5,383	5,410	27

MBS portfolio
U.S. government-guaranteed residential MBS	7	—	7	7
GSE residential MBS	4,424	—	4,424	4,471
GSE commercial MBS	62	1,006	1,068	62
Non-agency residential MBS	142	—	142	160
Total MBS	4,635	1,006	5,641	4,700
Total long-term investments	$4,662	$6,389	$11,051	$4,727

	Balance Sheet Classification		Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)		Held-to-Maturity (at fair value)
December 31, 2013
Debentures
U.S. government-guaranteed obligations	$33	$54	$87	$33
GSE obligations	—	4,966	4,966	—
Other	—	436	436	—
Total debentures	33	5,456	5,489	33

MBS portfolio
U.S. government-guaranteed residential MBS	10	—	10	10
GSE residential MBS	4,990	—	4,990	5,032
Non-agency residential MBS	166	—	166	183
Total MBS	5,166	—	5,166	5,225
Total long-term investments	$5,199	$5,456	$10,655	$5,258

The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). As of December 31, 2014, the Bank held $5.7 billion of MBS (at amortized cost), which represented 295 percent of its total regulatory capital at that date. As of December 31, 2013, the Bank held $5.2 billion of MBS (at amortized cost), which represented 292 percent of its total regulatory capital at that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.

In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments (including but not limited to the non-MBS debt obligations of other GSEs, provided such investments in any single GSE do not exceed the lesser of the Bank’s total regulatory capital or that GSE's total capital, taking into account the financial support provided by the U.S. Department of the Treasury, if applicable, at the time new investments are made).
During 2011 and 2012, the Bank purchased $4.9 billion and $0.8 billion, respectively, of GSE and other highly-rated debentures, the vast majority of which were non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System. Substantially all of these securities were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of these securities were classified as available-for-sale. The Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital at the time of purchase. Subject to applicable regulatory limits, the Bank intends to add to its long-term investment portfolio securities that represent core mission activities (as defined by regulation) and it may also add other securities in amounts that are commensurate with the growth in the other components of the Bank's balance sheet, in each case only if attractive opportunities to do so are available.
During the years ended December 31, 2014, 2013 and 2012, the Bank acquired $0.4 billion, $1.7 billion and $0.7 billion, respectively, of LIBOR-indexed floating rate collateralized mortgage obligations ("CMOs") issued by either Fannie Mae or Freddie Mac that the Bank designated as held-to-maturity. As further described below, the floating rate coupons of these residential MBS ("RMBS") are subject to interest rate caps. In addition, during 2014, the Bank acquired $1.0 billion of GSE commercial MBS ("CMBS"), all of which are backed by multifamily loans. The Bank classified $61.8 million of the GSE CMBS as held-to-maturity and the remainder as available-for-sale. During the years ended December 31, 2014, 2013 and 2012, proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $1.0 billion, $1.7 billion and $2.0 billion, respectively. Proceeds from maturities of available-for-sale securities totaled $26 million during the year ended December 31, 2014. There were no maturities or paydowns of available-for-sale securities during the years ended December 31, 2013 or 2012. The Bank did not sell any long-term investments during the years ended December 31, 2014, 2013 or 2012.
In January 2015, the Bank sold approximately $350 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $6.2 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in GSE CMBS.
In March 2015, the Bank sold approximately $500 million (par value) of GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $2.3 million.
As of December 31, 2014, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The issuer of the Bank's holdings of other debentures (the Private Export Funding Corporation) was rated triple-A by Moody's and Fitch and A+ by S&P. The credit ratings associated with the Bank's holdings of non-agency RMBS are presented in the table below.
The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. At December 31, 2014, the gross unrealized losses on the Bank’s held-to-maturity and available-for-sale investment securities were $10.5 million and $10.0 million, respectively. As of that date, $10.1 million (or 96 percent) of the unrealized losses associated with its held-to-maturity securities portfolio were related to the Bank's holdings of non-agency (i.e., private-label) RMBS. For a summary of the Bank's OTTI evaluation, see the audited financial statements included in this report (specifically, Notes 4 and 5 beginning on pages F-17 and F-19, respectively).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2014 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.

All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2014. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	2	$4,415	$4,415	$4,415	$4,328	$87
Triple-B	4	27,147	27,148	27,148	25,579	1,569
Double-B	4	5,892	5,892	5,892	5,582	310
Single-B	5	36,807	36,667	32,592	32,954	3,713
Triple-C	11	91,467	83,568	63,237	79,721	4,461
Single-D	1	15,100	11,550	8,607	12,240	—
Total	27	$180,828	$169,240	$141,891	$160,404	$10,140
At December 31, 2014, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities with an aggregate unpaid principal balance of $33 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $148 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2013, the Bank’s non-agency RMBS portfolio was comprised of 10 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $48 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $163 million. Two of the Bank's unimpaired non-agency RMBS were paid in full during the year ended December 31, 2014. The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2014 by classification by the originator at the time of issuance, collateral type and year of securitization; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.

NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

						Weighted Average Collateral Delinquency (1)(2)	Credit Enhancement Statistics
Classification and Year of Securitization	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses		Current Weighted Average (1)(3)	Original Weighted Average (1)	Minimum Current (4)
Prime(5)
Fixed-rate collateral
2006	1	$15	$12	$12	$—	16.22%	—%	8.89%	—%
2003	5	7	7	7	—	3.95%	6.32%	3.92%	4.37%
Total fixed-rate prime collateral	6	22	19	19	—	12.29%	2.03%	7.30%	—%
Option ARM collateral
2005	15	113	110	102	8	21.36%	35.89%	43.02%	13.24%
2004	2	8	8	7	1	21.33%	24.13%	30.08%	23.81%
Total option ARM prime collateral	17	121	118	109	9	21.36%	35.11%	42.16%	13.24%
Total prime collateral	23	143	137	128	9	19.95%	29.98%	36.76%	—%
Alt-A(5)
Fixed-rate collateral
2005	1	10	9	8	1	11.23%	3.15%	6.84%	3.15%
2002	1	1	1	1	—	10.86%	16.22%	4.45%	16.22%
Total fixed-rate Alt-A collateral	2	11	10	9	1	11.18%	4.92%	6.52%	3.15%
Option ARM collateral
2005	2	27	22	23	—	32.92%	15.28%	39.41%	11.99%
Total Alt-A collateral	4	38	32	32	1	26.49%	12.21%	29.67%	3.15%
Total non-agency RMBS	27	$181	$169	$160	$10	21.30%	26.31%	35.29%	—%

Total fixed-rate collateral	8	$33	$29	$28	$1	11.92%	2.99%	7.04%	—%
Total option ARM collateral	19	148	140	132	9	23.42%	31.57%	41.67%	11.99%
Total non-agency RMBS	27	$181	$169	$160	$10	21.30%	26.31%	35.29%	—%
____________________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)
Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned; as of December 31, 2014, actual cumulative loan losses in the pools of loans underlying the Bank’s non-agency RMBS portfolio ranged from 0 percent to 13.44 percent.

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

The following table provides the geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2014.
GEOGRAPHIC CONCENTRATION OF LOANS UNDERLYING
NON-AGENCY RMBS BY COLLATERAL TYPE

Fixed-Rate Collateral
California	40.3%
Florida	6.3
New York	6.0
Texas	4.3
Virginia	2.5
All other	40.6
100.0%
Option ARM Collateral
California	59.4%
Florida	9.9
New York	4.5
New Jersey	3.2
Virginia	2.2
All other	20.8
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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of the end of each calendar quarter in 2014 under a base case (or best estimate) scenario. The procedures used in these analyses, together with the results thereof, are summarized in Note 5 to the Bank’s audited financial statements included in this report. A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of December 31, 2014 is set forth in the table below.

SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at December 31, 2014	Projected Prepayment Rates (2)			Projected Default Rates (2)			Projected Loss Severities (2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2003	$7,131	23.92%	12.22%	26.63%	0.68%	0.26%	1.68%	33.12%	30.22%	34.08%
Alt-A(1)
2006	15,100	16.71%	16.71%	16.71%	22.26%	22.26%	22.26%	41.33%	41.33%	41.33%
2005	149,072	7.84%	6.30%	18.24%	23.36%	7.00%	37.60%	37.50%	31.09%	47.51%
2004	8,028	8.64%	8.49%	8.77%	19.55%	19.11%	19.92%	32.25%	32.21%	32.29%
2002	1,497	19.94%	19.94%	19.94%	3.17%	3.17%	3.17%	31.14%	31.14%	31.14%
Total Alt-A collateral	173,697	8.75%	6.30%	19.94%	22.92%	3.17%	37.60%	37.54%	31.09%	47.51%
Total non-agency RMBS	$180,828	9.35%	6.30%	26.63%	22.04%	0.26%	37.60%	37.36%	30.22%	47.51%
____________________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

During the period from 2009 through 2012, the Bank recorded credit impairments totaling $13.0 million on 14 of its non-agency RMBS. During the fourth quarter of 2014, the Bank recorded a $37,000 credit impairment on one previously unimpaired security. Through December 31, 2014, actual principal shortfalls on these 15 securities have totaled $1.2 million. Based on the cash flow analyses performed as of December 31, 2014, the Bank currently expects to recover in future periods approximately $9.8 million of the previously recorded losses. These anticipated recoveries (i.e., increases in cash flows expected to be collected) will be accreted as interest income over the remaining lives of the applicable securities.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2014 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning October 1, 2014 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. As of December 31, 2014, no additional credit losses would have been recorded under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of CMOs with variable-rate coupons ($4.6 billion par value at December 31, 2014) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2014, one-month LIBOR was 0.17 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($4.1 billion) was between 6.00 percent and 7.00 percent. As of December 31, 2014, one-month LIBOR rates were approximately 578 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $2.9 billion of interest rate caps with remaining maturities ranging from 3 months to 80 months as of December 31, 2014 and strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.

The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of December 31, 2014.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
First quarter 2015	$150	6.75%
Second quarter 2015	250	6.50%
Third quarter 2015	150	6.75%
Third quarter 2015	200	6.50%
Fourth quarter 2015	250	6.00%
Fourth quarter 2015	250	7.00%
Second quarter 2016	200	6.50%
Second quarter 2016	250	7.00%
Third quarter 2018	200	6.50%
First quarter 2019	250	6.50%
Third quarter 2021 (1)	750	6.50%
	$2,900

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.
Consolidated Obligations and Deposits
During the year ended December 31, 2014, the Bank’s outstanding consolidated obligations (at par value) increased by $7.7 billion; consolidated obligation discount notes increased by $13.2 billion and consolidated obligation bonds decreased by $5.5 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2014 and 2013.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2014		December 31, 2013
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$4,169	25.9%	$10,770	49.8%
Callable	4,209	26.1	2,087	9.7
Variable-rate	4,471	27.8	6,021	27.9
Callable step-up	3,112	19.3	2,585	12.0
Callable step-down	150	0.9	125	0.6
Total par value	$16,111	100.0%	$21,588	100.0%
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
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2014 and 2013 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by other FHLBanks or that may be issued from time to time by the Bank.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed-rate consolidated obligation bonds that it issues to variable-rate instruments that periodically reset to an index such as one-month or three-month LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable-rate coupon on the interest rate swap that resets to either one-month or three-month LIBOR. Typically, the formula for the variable-rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to three-month LIBOR minus 15 basis points.
The Bank’s funding needs remained relatively low during the years ended December 31, 2014, 2013 and 2012, with only $11.4 billion, $7.9 billion and $23.0 billion, respectively, of consolidated obligation bonds issued during these periods. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations. The majority of the consolidated obligation bonds issued during the year ended December 31, 2014 (based on par value) were swapped fixed-rate callable bonds, including step-up bonds. During the year ended December 31, 2013, the Bank's debt issuance consisted of approximately equal amounts of fixed-rate non-callable bonds (a large portion of which were swapped), swapped fixed-rate callable bonds and variable-rate bonds. During the year ended December 31, 2012, the Bank's debt issuance consisted primarily of swapped fixed-rate non-callable bonds.
At December 31, 2014 and 2013, discount notes comprised approximately 54 percent and 22 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2014, the Bank issued approximately $399.2 billion of consolidated obligation discount notes, the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes, and to fund the growth in the Bank's short-term advances and its liquidity portfolio.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the size of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2014, 2013 and 2012, the weighted average LIBOR cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 15 basis points, LIBOR minus 14 basis points and LIBOR minus 23 basis points, respectively.
The slightly lower cost of consolidated obligation bonds issued during the year ended December 31, 2014, as compared to those issued during the year ended December 31, 2013, was primarily due to the Bank's increased use of swapped callable debt, which generally has a lower cost relative to LIBOR than variable-rate debt.
The higher cost of consolidated obligation bonds issued during the year ended December 31, 2013, as compared to those issued during the year ended December 31, 2012, was primarily due to the Bank’s increased use of variable-rate debt, which generally has a higher cost relative to LIBOR than swapped fixed-rate debt, as well as the compression of all spreads due to the low rate environment.
Demand and term deposits were $0.8 billion and $0.9 billion at December 31, 2014 and 2013, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.2 billion and $1.1 billion at December 31, 2014 and 2013, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) for both years was $1.1 billion.
At December 31, 2014, the Bank’s five largest shareholders held $204 million of capital stock, which represented 16.6 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2014.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2014
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Texas Capital Bank, N.A.	$49,823	4.1%
Southside Bank	39,942	3.3
International Bank of Commerce	38,559	3.1
IBERIABANK	38,476	3.1
ViewPoint Bank, N.A.	36,870	3.0
	$203,670	16.6%
As of December 31, 2014, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
As described in Item 1 — Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the capital plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. Effective April 20, 2012, the membership investment requirement was reduced from 0.05 percent to 0.04 percent of each member’s total assets as of December 31, 2011 (and each December 31 thereafter), and the maximum membership investment requirement was reduced from $10,000,000 to $7,000,000. There were no changes to the membership investment requirement during the years ended December 31, 2014 or 2013. There were no changes to the activity-based investment requirement during the years ended December 31, 2014, 2013 or 2012.
Periodically, the Bank has repurchased a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock that has been subject to repurchase is known as surplus stock. The Bank has generally repurchased surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchase that occurred on January 31, 2012, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. Surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement for the repurchases that occurred during the period from April 30, 2012 through January 30, 2015. Through January 31, 2012, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $250,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchases that occurred during the period from April 30, 2012 through January 30, 2015, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchase that occurred on January 30, 2015, members were given the opportunity to opt-out of the repurchase if they chose to do so. Based on member elections, surplus stock totaling $107.4 million that otherwise would have been repurchased was not repurchased. In the future, the Bank may continue this practice or alternatively, it may modify its practices for repurchasing and managing excess stock in other ways that would allow members to hold larger amounts of excess stock.
At December 31, 2014, excess stock held by the Bank’s members and former members totaled $203 million, which represented 0.5 percent of the Bank’s total assets as of that date.

The following table sets forth the repurchases of surplus stock that have occurred since January 1, 2012.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2012	1,073,567	$107,357	$—
April 30, 2012	1,899,070	189,907	197
July 31, 2012	1,391,780	139,178	—
October 31, 2012	1,989,082	198,908	—
January 31, 2013	1,984,274	198,427	—
April 30, 2013	1,685,559	168,556	—
July 31, 2013	1,828,794	182,879	—
October 31, 2013	2,240,918	224,092	—
January 31, 2014	2,413,181	241,318	—
April 30, 2014	1,289,766	128,977	—
July 31, 2014	2,586,078	258,608	—
October 31, 2014	2,722,135	272,214	—
January 30, 2015	1,347,470	134,747	—
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
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2014, 2013 and 2012, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2014, 2013 and 2012 was $5.1 million, $3.1 million and $4.5 million, respectively. For the years ended December 31, 2014, 2013 and 2012, average mandatorily redeemable capital stock was $4.1 million, $5.3 million and $5.4 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2014 and 2013.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial banks	$844	69%	$794	70%
Thrifts	126	10	135	12
Credit unions	189	16	155	14
Insurance companies	64	5	40	4
Total capital stock classified as capital	1,223	100	1,124	100
Mandatorily redeemable capital stock	5	—	3	—
Total regulatory capital stock	$1,228	100%	$1,127	100%
Derivatives and Hedging Activities
The Bank functions as a financial intermediary by channeling funds provided by investors in its consolidated obligations to member institutions. During the course of a business day, all member institutions may obtain advances through a variety of product types that include features as diverse as variable and fixed coupons, overnight to 40-year maturities, and bullet (principal due at maturity) or amortizing redemption schedules. The Bank funds advances primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligation bonds and discount notes and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies.
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
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. All of the Bank’s derivative instruments that are designated in ASC 815 hedging relationships are hedging fair value risk attributable to changes in LIBOR, the designated benchmark interest rate. Currently, the Bank does not have any derivative instruments designated as cash flow hedges.
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
At times, the Bank enters into optional advance commitments that provide members with the right to enter into advances at specified fixed rates and terms on specified future dates, provided the members have satisfied all of the customary requirements for those advances. The Bank hedges certain of these commitments through the use of interest rate swaptions, which are treated as economic hedges. As of December 31, 2014 and 2013, the Bank was not a party to any interest rate swaptions. For the interest rate swaptions that it had previously entered into, the Bank irrevocably elected to carry the hedged optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that could arise from these economic hedging relationships.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2014, 2013 and 2012, the Bank’s notional balance of interest rate exchange agreements was $24.9 billion, $31.2 billion and $40.6 billion, respectively, while its total assets were $38.0 billion, $30.2 billion and $35.8 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount. The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2014, 2013 and 2012.

COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Shortcut Method	Long-Haul Method	Economic Hedges	Total
December 31, 2014
Advances	$3,593	$1,369	$2	$4,964
Investments	—	5,878	2,901	8,779
Consolidated obligation bonds	—	10,102	—	10,102
Intermediary positions	—	—	1,030	1,030
Total notional balance	$3,593	$17,349	$3,933	$24,875
December 31, 2013
Advances	$3,714	$1,107	$—	$4,821
Investments	—	4,925	4,100	9,025
Consolidated obligation bonds	—	13,473	—	13,473
Balance sheet	—	—	3,700	3,700
Intermediary positions	—	—	228	228
Total notional balance	$3,714	$19,505	$8,028	$31,247
December 31, 2012
Advances	$5,235	$1,517	$55	$6,807
Investments	—	4,925	3,900	8,825
Consolidated obligation bonds	—	19,401	650	20,051
Balance sheet	—	—	4,700	4,700
Intermediary positions	—	—	214	214
Total notional balance	$5,235	$25,843	$9,519	$40,597

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2014 and 2013.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2014	2013
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$3,445	$3,143
		Economic	2	—
Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	1,492	1,653

Interest rate cap	Offsets the interest rate cap embedded in a variable-rate advance.	Fair Value	25	25

Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	5,878	4,925
		Economic	1	—
Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable-rate investment securities.	Economic	2,900	4,100
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	2,265	8,574
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	7,702	4,864
Receive floating with embedded features, pay floating interest rate swap (callable)	Offsets the interest rate cap and option risk embedded in the bond.	Fair Value	135	35
Balance Sheet
Pay floating, receive floating basis swap	To reduce interest rate sensitivity and repricing gaps by converting the asset's or liability’s variable rate to the same variable-rate index as the funding source or asset being funded.	Economic	—	3,700
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	950	118
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	80	110
Total			$24,875	$31,247

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the years ended December 31, 2014, 2013 and 2012.
NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Optional Advance Commitments	Intermediary Transactions	Balance Sheet	Total
Year ended December 31, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$109	$—	$—	$—	$—	$—	$109
Net interest settlements included in net interest income (2)	(110)	(196)	117	—	—	—	—	(189)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	(1)	(3)	1	—	—	—	—	(3)
Net gains (losses) on economic hedges	—	(3)	—	—	—	1	3	1
Net interest settlements on economic hedges	—	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	(1)	(6)	1	—	—	1	4	(1)
Net impact of derivatives and hedging activities	$(111)	$(93)	$118	$—	$—	$1	$4	$(81)
Year ended December 31, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$107	$(5)	$—	$—	$—	$—	$102
Net interest settlements included in net interest income (2)	(140)	(188)	124	—	—	—	—	(204)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	3	2	—	—	—	—	5
Net losses on economic hedges	—	—	(1)	—	—	—	(3)	(4)
Net interest settlements on economic hedges	—	—	1	—	—	—	3	4
Total net gains on derivatives and hedging activities	—	3	2	—	—	—	—	5
Net impact of derivatives and hedging activities	$(140)	$(78)	$121	$—	$—	$—	$—	$(97)
Year ended December 31, 2012
Amortization/accretion of hedging activities in net interest income (1)	$—	$104	$(3)	$—	$—	$—	$—	$101
Net interest settlements included in net interest income (2)	(176)	(175)	157	—	—	—	—	(194)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	(2)	(6)	—	—	—	—	—	(8)
Net gains (losses) on economic hedges	—	(4)	3	1	(2)	—	(8)	(10)
Net interest settlements on economic hedges	—	—	—	1	—	—	9	10
Total net gains (losses) on derivatives and hedging activities	(2)	(10)	3	2	(2)	—	1	(8)
Net impact of derivatives and hedging activities	(178)	(81)	157	2	(2)	—	1	(101)
Net gain on hedged financial instruments held at fair value	—	—	—	—	2	—	—	2
	$(178)	$(81)	$157	$2	$—	$—	$1	$(99)
____________________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

The Bank has transacted a significant majority of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2014, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $21 billion.
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
As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into on and after June 10, 2013 are required to be cleared through a third-party central clearinghouse. As of December 31, 2014, the Bank had cleared trades outstanding with notional amounts totaling $4 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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
As of December 31, 2014, cash collateral totaling $639.5 million had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank held $251,000 of cash as collateral from one of its non-member bilateral derivative counterparties under the terms of the applicable collateral exchange agreement. In addition, the Bank had pledged $49.1 million of cash and $36.0 million (fair value) of securities as collateral for its cleared derivatives as of December 31, 2014.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2014.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	1	$75.0	$0.3	$(0.2)	$—	$0.1
Single-A	1	110.0	0.2	—	—	0.2
Liability positions with credit exposure
Double-A (3)	1	400.7	(7.2)	7.4	—	0.2
Single-A	2	1,965.6	(20.5)	20.7	—	0.2
Cleared derivatives (4)	—	3,659.1	(52.1)	49.1	36.0	33.0
Total derivative positions with non-member counterparties to which the Bank had credit exposure	5	6,210.4	(79.3)	77.0	36.0	33.7
Liability positions without credit exposure (5)	11	18,148.8	(575.2)	562.2	—	—
Total non-member counterparties	16	24,359.2	(654.5)	$639.2	$36.0	$33.7

Member institutions (6)
Asset positions	9	125.0	9.7
Liability positions	2	390.0	(5.5)
Total member institutions	11	515.0	4.2
Total	27	$24,874.2	$(650.3)
____________________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of December 31, 2014.

(2)	Includes amounts that had not settled as of December 31, 2014.

(3)
The figures for the liability position with credit exposure to the double-A rated counterparty as of December 31, 2014 consisted of transactions with a counterparty that is affiliated with a member institution.

(4)	The counterparty to the Bank's cleared derivatives transactions is unrated.

(5)
The figures for the liability positions without credit exposure as of December 31, 2014 included transactions with a counterparty that is affiliated with a non-member shareholder of the Bank and another counterparty that is also affiliated with the same non-member shareholder of the Bank. Transactions with those counterparties had an aggregate notional principal of $5.6 billion as of December 31, 2014.

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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new (but not yet finalized) regulatory requirements, including minimum margin requirements imposed by regulators. For additional discussion, see Item 1 - Business - Legislative and Regulatory Developments.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 109 percent and 113 percent at December 31, 2014 and 2013, respectively. For additional discussion, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
Results of Operations
Net Income
Net income for 2014, 2013 and 2012 was $48.5 million, $87.9 million and $81.8 million, respectively. The Bank’s net income for 2014 represented a return on average capital stock (“ROCS”) of 4.25 percent, which was 416 basis points above the average effective federal funds rate for the year. In comparison, the Bank’s ROCS was 7.92 percent in 2013 and 6.76 percent in 2012; these rates of return exceeded the average effective federal funds rate for those years by 781 basis points and 662 basis points, respectively. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. In 2014, 2013 and 2012, the Bank's AHP assessments were $5.4 million, $9.8 million and $9.1 million, respectively. In each of these years, the effective assessment rate approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2014, 2013 and 2012, the Bank’s income before assessments was $53.9 million, $97.6 million and $90.9 million, respectively. The $43.7 million decrease in income before assessments for 2014 as compared to 2013 was attributable to a $27.3 million decrease in net interest income, a $12.6 million decrease in other income and a $3.8 million increase in other expenses. The $6.7 million increase in income before assessments for 2013 as compared to 2012 was attributable to an $18.5 million increase in other income and a $1.8 million decrease in other expenses, partially offset by a $13.5 million decrease in net interest income. The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
In 2014, 2013 and 2012, the Bank’s net interest income was $120.6 million, $147.9 million and $161.4 million, respectively, and its net interest margin was 35 basis points, 45 basis points and 45 basis points, respectively. The decrease in net interest income from 2013 to 2014 was due primarily to the decrease in the Bank's net interest spread, partially offset by an increase in the average balances of the Bank's interest-earning assets from $33.0 billion in 2013 to $34.9 billion in 2014. The decrease in net interest income in 2013, as compared to 2012, was due primarily to a decrease in the average balances of the Bank's interest-earning assets from $36.2 billion in 2012 to $33.0 billion in 2013, partially offset by an increase in net prepayment fees on advances of $8.2 million during the year ended December 31, 2013. The higher net prepayment fees were due in large part to the fees associated with the prepayment of FNB Edinburg's advances, as discussed below.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2014, 2013 and 2012.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)	Average Balance	Interest Income/ Expense(d)	Average Rate(a)(d)
Assets
Interest-bearing deposits (b)	$730	$1	0.09%	$1,029	$1	0.11%	$938	$1	0.15%
Securities purchased under agreements to resell	908	1	0.07%	1,224	1	0.10%	2,753	5	0.16%
Federal funds sold (c)	3,429	3	0.08%	2,059	2	0.10%	1,741	2	0.13%
Investments
Trading	805	—	0.06%	378	—	0.09%	7	—	—%
Available-for-sale (e)	5,803	22	0.38%	5,605	23	0.41%	5,596	30	0.54%
Held-to-maturity (e)	5,075	40	0.80%	5,132	53	1.02%	5,663	68	1.19%
Advances (f)	18,071	132	0.73%	17,456	158	0.90%	19,367	195	1.01%
Mortgage loans held for portfolio	81	5	5.72%	105	6	5.62%	142	8	5.56%
Total earning assets	34,902	204	0.58%	32,988	244	0.74%	36,207	309	0.85%
Cash and due from banks	138			311			133
Other assets	112			119			119
Derivatives netting adjustment (b)	(730)			(1,029)			(939)
Fair value adjustment on available-for-sale securities (e)	18			13			6
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (e)	(30)			(38)			(47)
Total assets	$34,410	204	0.59%	$32,364	244	0.75%	$35,479	309	0.87%
Liabilities and Capital
Interest-bearing deposits (b) (g)	$746	—	0.01%	$1,169	—	0.01%	$1,143	—	0.03%
Consolidated obligations
Bonds	18,873	73	0.39%	22,721	89	0.39%	23,350	140	0.60%
Discount notes	12,720	10	0.08%	6,574	7	0.10%	8,823	8	0.10%
Mandatorily redeemable capital stock and other borrowings	11	—	0.19%	10	—	0.30%	9	—	0.30%
Total interest-bearing liabilities	32,350	83	0.26%	30,474	96	0.31%	33,325	148	0.44%
Other liabilities	971			1,213			1,379
Derivatives netting adjustment (b)	(730)			(1,029)			(939)
Total liabilities	32,591	83	0.26%	30,658	96	0.31%	33,765	148	0.44%
Total capital	1,819			1,706			1,714
Total liabilities and capital	$34,410		0.24%	$32,364		0.30%	$35,479		0.42%
Net interest income		$121			$148			$161
Net interest margin			0.35%			0.45%			0.45%
Net interest spread			0.32%			0.43%			0.41%
Impact of non-interest bearing funds			0.03%			0.02%			0.04%
____________________________________

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2014, 2013 and 2012 in the table above include $0.730 billion, $1.028 billion and $0.938 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2014, 2013 and 2012 in the table above include $0.4 million, $0.5 million and $0.6 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)
Interest income/expense and average rates include the effects of associated interest rate exchange agreements to the extent such agreements qualify for fair value hedge accounting. If the agreements do not qualify for hedge accounting or were not designated in a hedging relationship for accounting purposes, the net interest income/expense associated with such agreements is recorded in other income (loss) in the statements of income and therefore excluded from the Yield and Spread Analysis. Net interest income on economic hedge derivatives totaled $1.4 million, $3.6 million and $10.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, the components of which are presented below in the sub-section entitled “Other Income (Loss).”

(e)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(f)	Interest income and average rates include net prepayment fees on advances.

(g)
Average balances of deposits for the years ended December 31, 2014, 2013 and 2012 include time deposits of $99 million, $88 million and $117 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2014, 2013 and 2012, interest was paid on time deposits at average rates of 0.01 percent, 0.01 percent and 0.03 percent, respectively.

Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to low short-term interest rates in 2014, 2013 and 2012, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 3 basis points in 2014, 2 basis points in 2013 and 4 basis points in 2012. The Bank’s net interest spread (based on reported results, which exclude net interest payments on economic hedge derivatives) was 32 basis points in 2014, 43 basis points in 2013 and 41 basis points in 2012.
Net interest income, net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the inclusion or exclusion of net interest income/expense associated with the Bank’s interest rate exchange agreements. To the extent such agreements qualify for fair value hedge accounting, the net interest income/expense associated with the agreements is included in net interest income and the calculations of net interest margin and net interest spread. Conversely, if such agreements do not qualify for fair value hedge accounting (“economic hedges”), the net interest income/expense associated with the agreements is excluded from net interest income and the calculations of the Bank’s net interest margin and net interest spread. Net interest income on the Bank’s economic hedge derivatives totaled $1.4 million, $3.6 million and $10.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Had this interest income on economic hedge derivatives been included in net interest income, the Bank’s net interest income would have been higher by these amounts. In addition, the Bank's net interest margin would have been 35 basis points, 46 basis points and 48 basis points for the years ended December 31, 2014, 2013 and 2012, respectively, and its net interest spread would have been 33 basis points, 44 basis points and 44 basis points, respectively, for each of those periods.
The decline in the Bank's net interest spread from 2013 to 2014 was due primarily to an increase in the Bank's short-term liquidity portfolio, and lower yields on the Bank's advances and agency CMO portfolio. A significant portion of the Bank's advances that were funded during 2014 were short-term advances, which have lower yields than the Bank's longer term assets. In addition, net prepayment fees on advances declined $7.6 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Net prepayment fees on advances during the year ended December 31, 2013 included $9.0 million associated with the prepayment of $0.6 billion of advances by the FDIC in connection with the closure of FNB Edinburg. On September 13, 2013, the OCC closed FNB Edinburg and the FDIC was named receiver. On September 17, 2013, FNB Edinburg's advances were fully repaid by the FDIC. The lower yields on the Bank's agency CMO portfolio were due to lower discount accretion associated with these securities. Discount accretion associated with the Bank's agency CMO portfolio decreased $9.2 million (from $19.0 million in 2013 to $9.8 million in 2014). Excluding the impact of net prepayment fees and discount accretion on agency CMOs, the Bank's net interest spread decreased by approximately 6 basis points in 2014, as compared to 2013.

Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2014 and 2013 and between 2013 and 2012 and excludes net interest income on economic hedge derivatives as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2014 vs. 2013 Increase (Decrease) Due To			2013 vs. 2012 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	—	(2)	(2)	(4)
Federal funds sold	1	—	1	—	—	—
Investments
Trading	—	—	—	—	—	—
Available-for-sale	—	(1)	(1)	—	(7)	(7)
Held-to-maturity	(1)	(12)	(13)	(6)	(9)	(15)
Advances	5	(31)	(26)	(18)	(19)	(37)
Mortgage loans held for portfolio	(1)	—	(1)	(2)	—	(2)
Total interest income	4	(44)	(40)	(28)	(37)	(65)
Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	(15)	(1)	(16)	(4)	(47)	(51)
Discount notes	5	(2)	3	(2)	1	(1)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(10)	(3)	(13)	(6)	(46)	(52)
Changes in net interest income	$14	$(41)	$(27)	$(22)	$9	$(13)

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2014, 2013 and 2012.

OTHER INCOME (LOSS)
(in thousands)

	2014	2013	2012
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$—	$727	$441
Economic hedge derivatives related to other consolidated obligation bonds	81	—	—
Economic hedge derivatives related to consolidated obligation discount notes	—	—	524
Stand-alone economic hedge derivatives (basis swaps)	1,204	3,066	9,486
Member/offsetting swaps	107	32	19
Economic hedge derivatives related to advances	(30)	(192)	(60)
Total net interest income associated with economic hedge derivatives	1,362	3,633	10,410
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	2,337	(2,977)	(8,081)
Federal funds floater swaps	—	(769)	2,565
Interest rate caps related to held-to-maturity securities	(2,601)	(616)	(3,458)
Discount note swaps	—	—	784
Member/offsetting swaps and caps	1,170	28	32
Swaptions related to optional advance commitments	—	—	(1,947)
Other economic hedge derivatives	393	189	16
Total fair value gains (losses) related to economic hedge derivatives	1,299	(4,145)	(10,089)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(825)	164	(2,013)
Available-for-sale securities and associated hedges	(2,644)	3,218	(5,467)
Consolidated obligation bonds and associated hedges	385	1,611	(429)
Total fair value hedge ineffectiveness	(3,084)	4,993	(7,909)
Total net gains (losses) on derivatives and hedging activities	(423)	4,481	(7,588)
Net gains on unhedged trading securities	625	1,249	476
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(37)	—	(360)
Gains on other liabilities carried at fair value under the fair value option (optional advance commitments)	—	—	2,498
Gains on early extinguishment of debt	962	7,285	—
Service fees	2,508	2,705	2,727
Letter of credit fees	4,832	4,658	4,659
Other, net	(425)	314	(209)
Total other	8,465	16,211	9,791
Total other income	$8,042	$20,692	$2,203
Economic Hedge Derivatives
In the past, the Bank issued a number of consolidated obligation bonds that were indexed to the daily federal funds rate. The Bank used federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps were recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore were a source of volatility in the Bank’s earnings. The Bank did not have any federal funds floater swaps outstanding as of December 31, 2014.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. The Bank did not have any discount note swaps outstanding as of December 31, 2014.

From time to time, the Bank also enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected OIS rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the year ended December 31, 2014, the Bank terminated four interest rate basis swaps with an aggregate notional amount of $2.7 billion. Proceeds from these terminations totaled $11.4 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transactions. There were no other terminations of interest rate basis swaps during the year ended December 31, 2014. Further, one interest rate basis swap with a notional amount of $1.0 billion matured during the year ended December 31, 2014. During the year ended December 31, 2013, one interest rate basis swap with a notional amount of $1.0 billion matured. There were no early terminations of basis swaps during the year ended December 31, 2013. As of December 31, 2014, the Bank was not a party to any interest rate basis swaps.
As discussed previously in the section entitled “Financial Condition – Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held 12 interest rate cap agreements having a total notional amount of $2.9 billion as of December 31, 2014. The premiums paid for these caps totaled $16.7 million. The Bank did not terminate any interest rate caps during the years ended December 31, 2014, 2013 or 2012. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings. At December 31, 2014, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $1.4 million.
Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $(3.1) million, $5.0 million and $(7.9) million in 2014, 2013 and 2012, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item).
Other
For a discussion of the other-than-temporary impairment losses on certain of the Bank’s held-to-maturity securities, see Note 5 to the audited financial statements included in this annual report.
During the years ended December 31, 2011 and 2010, the Bank entered into optional advance commitments with aggregate par values totaling $50 million and $150 million, respectively, excluding commitments to fund Community Investment Program and Economic Development Program advances (see Item 1 - Business - Products and Services - Community Investment Offerings for a discussion of these programs). Under each of these commitments, the Bank sold an option to a member that provided the member with the right to enter into an advance at a specified fixed rate and term on a specified future date, provided the member had satisfied all of the customary requirements for that advance. The Bank hedged these commitments through the use of interest rate swaptions, which were treated as economic hedges. The Bank irrevocably elected to carry these optional advance commitments at fair value under the fair value option. None of the optional advance commitments or the associated swaptions remained outstanding as of December 31, 2014.
At various times during 2014 and 2013, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. In 2014 and 2013, the Bank repurchased $46 million and $117 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $1.0 million and $7.3 million in 2014 and 2013, respectively. The Bank did not early extinguish any debt during 2012.
For the years ended December 31, 2014, 2013 and 2012, letter of credit fees totaled $4.8 million, $4.7 million and $4.7 million, respectively. At December 31, 2014, 2013 and 2012, outstanding letters of credit totaled $4.3 billion, $3.0 billion and $2.9 billion, respectively.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $74.7 million, $70.9 million and $72.7 million in 2014, 2013 and 2012, respectively.
Compensation and benefits totaled $39.6 million for 2014, compared to $40.1 million for 2013 and $40.2 million for 2012. Compensation and benefits were relatively unchanged from 2012 to 2013 and from 2013 to 2014 as cost-of-living and merit increases were offset by decreases in the Bank's average headcount from 201 employees in 2012 to 189 employees in 2013 and 184 employees in 2014. At December 31, 2014, the Bank employed 192 people, an increase of 11 employees from the prior year end.
Other operating expenses for the years ended December 31, 2014, 2013 and 2012 were $30.4 million, $26.0 million and $27.4 million, respectively. The increase in other operating expenses from 2013 to 2014 was largely attributable to a $4.2 million increase in legal fees. The decrease in other operating expenses from 2012 to 2013 resulted from offsetting increases and decreases in many of the Bank’s other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $2.3 million, $2.5 million and $2.4 million in 2014, 2013 and 2012, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $2.3 million, $2.4 million and $2.7 million, respectively.
AHP Assessments
As required by statute, each year the Bank contributes 10 percent of its earnings before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2014, 2013 and 2012, the Bank’s AHP assessments totaled $5.4 million, $9.8 million and $9.1 million, respectively.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2014, the Bank’s short-term liquidity portfolio was comprised of $5.6 billion of overnight federal funds sold to domestic bank counterparties and U.S. branches of foreign financial institutions, $1.5 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.4 billion of U.S. Treasury Bills and $0.4 billion of overnight reverse repurchase agreements.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2014, 2013 or 2012.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2014, the Bank’s estimated operational liquidity requirement was $2.6 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $16.5 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2014, the Bank’s estimated contingent liquidity requirement was $5.1 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $14.3 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the years ended December 31, 2014, 2013 and 2012.
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

The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2014.
CONTRACTUAL OBLIGATIONS
(in millions)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$6,225.8	$4,327.1	$3,019.5	$2,538.7	$16,111.1
Mandatorily redeemable capital stock	0.7	1.1	3.3	—	5.1
Operating leases	0.3	0.5	0.2		1.0
Purchase obligations
Advances	11.1	3.0	—	—	14.1
Letters of credit	3,946.4	273.9	78.4	31.9	4,330.6
Pension and post-retirement	2.4	0.3	0.3	0.5	3.5
Total contractual obligations	$10,186.7	$4,605.9	$3,101.7	$2,571.1	$20,465.4
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
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2014, excess stock held by the Bank’s members and former members totaled $203.3 million, of which $4.1 million was classified as mandatorily redeemable.
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
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2014, the Bank’s credit risk, market risk and operations risk capital requirements were $177 million, $90 million and $80 million, respectively. These requirements were $158 million, $189 million and $104 million, respectively, at December 31, 2013.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2014 or December 31, 2013. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2014, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2014 and 2013, see the audited financial statements included in this report (specifically, Note 14 beginning on page F-39).
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
ASC 815 requires that all derivatives be recorded on the statement of condition at their fair value. Because the Bank does not currently have any cash flow hedges, changes in the fair value of all derivatives are recorded each period in current earnings. Under ASC 815, the Bank is required to recognize unrealized gains and losses on derivative positions whether or not the transaction qualifies for hedge accounting, in which case offsetting losses or gains on the hedged assets or liabilities may also be recognized. Therefore, to the extent certain derivative instruments do not qualify for hedge accounting under ASC 815, or changes in the fair values of derivatives are not exactly offset by changes in their hedged items, the accounting framework imposed by ASC 815 introduces the potential for a considerable mismatch between the timing of income and expense recognition for assets or liabilities being hedged and their associated hedging instruments. As a result, during periods of significant changes in market prices and interest rates, the Bank’s earnings may exhibit considerable volatility.
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
As of December 31, 2014, the Bank’s derivatives portfolio included $3.6 billion (notional amount) that was accounted for using the shortcut method, $17.3 billion (notional amount) that was accounted for using the long-haul method, and $3.9 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2013, the Bank’s derivatives portfolio included $3.7 billion (notional amount) that was accounted for using the shortcut method, $19.5 billion (notional amount) that was accounted for using the long-haul method, and $8.0 billion (notional amount) that did not qualify for hedge accounting.
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
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs were used to determine the estimated fair values of the Bank’s derivative contracts, U.S Treasury Bills classified as trading securities and investment securities classified as available-for-sale.
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
Prior to September 30, 2014, the fair values of the Bank’s interest rate basis swaps and interest rate caps were obtained from dealers (for each basis swap and cap, one dealer estimate was received). These non-binding fair value estimates were corroborated using the Bank's pricing model and observable market data. Effective September 30, 2014, the Bank began using the fair values obtained from its pricing model to value its interest rate basis swaps and interest rate caps. This change in valuation technique did not have a significant impact on the estimated fair values of the Bank's basis swaps or caps in 2014.
The Bank also estimates the fair values of certain assets on a nonrecurring basis in periods subsequent to their initial recognition (for example, impaired assets). During the years ended December 31, 2014 and 2012, the Bank recorded total other-than-temporary impairment losses on certain of its non-agency RMBS classified as held-to-maturity. The fair values of these securities were estimated as described below. Based upon the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for these impaired securities were classified as Level 3 measurements in the fair value hierarchy.
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
Prior to December 31, 2012, the Bank used the LIBOR swap curve to discount cash flows when determining the fair values of its interest rate exchange agreements. The Bank determined that most market participants had as of December 31, 2012 begun using the overnight index swap (“OIS”) curve to value certain collateralized interest rate exchange agreements and, as a result, the Bank concluded that the OIS curve was a more appropriate curve to use to discount the cash flows on its interest rate exchange agreements at that date. The impact of this change was not significant as of December 31, 2012 or in 2013 or 2014. However, depending upon the spreads between LIBOR and OIS rates, the use of the OIS curve to value the Bank's interest rate exchange agreements could result in increased hedge ineffectiveness on long-haul hedging relationships in the future, which could potentially lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material.
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
The Bank’s fair value measurement methodologies for its assets and liabilities are more fully described in the audited financial statements accompanying this report (specifically, Note 16 beginning on page F-46).
Other-Than-Temporary Impairment Assessments
The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment on a quarterly basis. In doing so, the Bank considers many factors including, but not limited to: the credit ratings assigned to the securities by the NRSROs; other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the duration and magnitude of the unrealized loss; and whether the Bank has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its non-agency RMBS, the Bank also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.
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
In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the impact, if any, that such a change would have on the credit losses recorded in earnings at December 31, 2014. As of December 31, 2014, no additional credit losses would have been recorded under the more stressful housing price scenario.
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
As of December 31, 2014, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $11.0 million and $30.1 million, respectively. At that date, the carrying values of these investment securities totaled $2.1 billion and $2.3 billion, respectively.
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

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2014, 2013 and 2012:
Investments
(in thousands)

	Carrying Value at December 31,
	2014	2013	2012
Trading securities
U.S. Treasury Bills	$399,794	$999,505	$—
Mutual fund investments related to employee benefit plans	8,769	8,252	7,541
Total trading securities	408,563	1,007,757	7,541
Available-for-sale securities
U.S. government-guaranteed debentures	49,974	54,142	56,417
GSE debentures	4,921,550	4,965,378	5,257,994
Other debentures	411,311	436,173	457,742
GSE commercial MBS	1,005,667	—	—
Total available-for-sale securities	6,388,502	5,455,693	5,772,153
Held-to-maturity securities
U.S. government-guaranteed debentures	27,119	32,689	38,759
Mortgage-backed securities
U.S. government-guaranteed residential MBS	6,642	10,110	12,973
GSE residential MBS	4,424,542	4,990,347	4,947,206
Non-agency residential MBS	141,891	165,403	200,937
GSE commercial MBS	61,819	—	—
Total held-to-maturity mortgage-backed securities	4,634,894	5,165,860	5,161,116
Total held-to-maturity securities	4,662,013	5,198,549	5,199,875
Total securities	11,459,078	11,661,999	10,979,569
Interest-bearing deposits	266	344	254
Securities purchased under agreements to resell	350,000	—	3,000,000
Federal funds sold	5,613,000	1,468,000	2,219,000
Total investments	$17,422,344	$13,130,343	$16,198,823

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2014. Maturities are based on the contractual maturities of the securities.

INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Trading securities
U.S. Treasury Bills	$399,794	$—	$—	$—	$399,794
Mutual fund investments related to employee benefit plans	8,769	—	—	—	8,769
Total trading securities	408,563	—	—	—	408,563
Available-for-sale securities
U.S. government-guaranteed debentures	5,018	35,448	9,508	—	49,974
GSE debentures	49,175	3,877,238	995,137	—	4,921,550
Other debentures	33,225	332,436	45,650	—	411,311
GSE commercial MBS	—	—	700,246	305,421	1,005,667
Total available-for-sale securities	87,418	4,245,122	1,750,541	305,421	6,388,502
Held-to-maturity securities
U.S. government-guaranteed debentures	—	12,544	14,575	—	27,119
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	490	—	6,152	6,642
GSE residential MBS	—	5,181	12,753	4,406,608	4,424,542
Non-agency residential MBS	—	8,457	—	133,434	141,891
GSE commercial MBS	—	—	61,819	—	61,819
Total held-to-maturity securities	—	26,672	89,147	4,546,194	4,662,013
Total securities	495,981	4,271,794	1,839,688	4,851,615	11,459,078
Interest-bearing deposits	266	—	—	—	266
Securities purchased under agreements to resell	350,000	—	—	—	350,000
Federal funds sold	5,613,000	—	—	—	5,613,000
Total investments	$6,459,247	$4,271,794	$1,839,688	$4,851,615	$17,422,344
Weighted average yields
U.S. Treasury Bills	0.10%	—%	—%	—%	0.10%
Mutual fund investments related to employee benefit plans	1.63	—	—	—	1.63
Yield on trading securities	0.13	—	—	—	0.13
Available-for-sale securities
U.S. government-guaranteed debentures	0.93	1.79	2.50	—	1.84
GSE debentures	1.02	1.76	2.52	—	1.90
GSE commercial MBS	—	—	2.86	3.16	2.95
Other debentures	0.97	1.63	2.55	—	1.68
Yield on available-for-sale securities	1.00	1.75	2.66	3.16	2.05
Held-to-maturity securities
U.S. government-guaranteed debentures	—	0.66	0.31	—	0.47
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	0.57	—	0.60	0.60
GSE residential MBS	—	0.55	1.11	0.64	0.64
Non-agency residential MBS	—	0.62	—	0.51	0.52
GSE commercial MBS	—	—	0.48	—	0.48
Yield on held-to-maturity securities	—	0.62	0.54	0.64	0.63
Yield on total securities	0.28%	1.74%	2.56%	0.80%	1.40%

Other available-for-sale debentures consisted of securities with a fair value of $411,311,000 at December 31, 2014 that were issued by the Private Export Funding Corporation. The U.S. government and GSEs were the only other issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2014.
Mortgage Loan Portfolio Analysis
The Bank’s outstanding mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2014 were as follows:
COMPOSITION OF LOANS
(in thousands)

	Year ended December 31,
	2014	2013	2012	2011	2010
Real estate mortgages	$71,411	$91,110	$121,478	$162,645	$207,168
Nonperforming real estate mortgages	$316	$694	$994	$1,203	$1,254
Real estate mortgages past due 90 days or more and still accruing interest(1)	$299	$253	$313	$944	$857
Interest contractually due during the year on nonaccrual loans	$21
Interest actually received during the year on nonaccrual loans	$7
____________________________________

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.
Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2014 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(in thousands)

	2014	2013	2012	2011	2010
Balance, beginning of year	$165	$183	$192	$225	$240
Chargeoffs	(22)	(18)	(9)	(33)	(15)
Balance, end of year	$143	$165	$183	$192	$225
Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2014.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	12.3%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.2
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	14.9
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	69.6
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	2.0
100.0%
Deposits
Time deposits in denominations of $100,000 or more totaled $99.2 million at December 31, 2014. These deposits mature as follows: $96.5 million in three months or less, $1.7 million in over three months through six months and $1.0 million in over six months through twelve months.

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2014, 2013 and 2012 is provided in the following table.
SHORT-TERM BORROWINGS
(dollars in millions)

	December 31,
	2014	2013	2012
Consolidated obligation bonds
Outstanding at year end	$—	$2,001	$3,100
Weighted average rate at year end	—%	0.17%	0.18%
Daily average outstanding for the year	$1,200	$1,314	$2,825
Weighted average rate for the year	0.16%	0.17%	0.18%
Highest outstanding at any month end	$2,501	$2,001	$3,800
Consolidated obligation discount notes
Outstanding at year end	$19,132	$5,985	$6,984
Weighted average rate at year end	0.09%	0.09%	0.15%
Daily average outstanding for the year	$12,720	$6,574	$8,823
Weighted average rate for the year	0.08%	0.10%	0.10%
Highest outstanding at any month end	$19,132	$7,569	$10,609
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
The Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing floating rate securities, by purchasing securities that maintain their original principal balance for a fixed number of years, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, by issuing debt with features similar to the mortgage assets, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio. Because the Bank generally purchases MBS with the intent and expectation of holding them to maturity, the Bank’s risk management activities related to these securities are focused on those interest rate factors that pose a risk to the Bank’s future earnings. As the prices for some of the Bank's non-agency RMBS holdings indicate, these interest rate related factors may not necessarily be the same factors that are driving the market prices of the securities.
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
The Bank’s Enterprise Market Risk Management Policy provides a risk management framework for the financial management of the Bank consistent with the strategic principles outlined in its Strategic Business Plan. The Bank develops its funding and hedging strategies to manage its interest rate risk within the risk limits established in its Enterprise Market Risk Management Policy.
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
The objective of maintaining a stable interest spread is complicated under normal conditions by the fact that the intermediation process outlined above cannot be executed for all of the Bank’s assets and liabilities on an individual basis. In the course of a typical business day, the Bank continuously offers a wide range of fixed and floating rate advances with maturities ranging from overnight to 40 years that members can borrow in amounts that meet their specific funding needs at any given point in time. At the same time, the Bank issues consolidated obligations to investors who have their own set of investment objectives and preferences for the terms and maturities of securities that they are willing to purchase.
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
This process of intermediating the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice is, as often as practical, to contemporaneously execute interest rate exchange agreements when acquiring longer maturity fixed-rate assets and/or issuing longer maturity fixed-rate liabilities in order to convert the cash flows to LIBOR floating rates. Doing so reduces the Bank’s interest rate risk exposure, which allows it to preserve the value of, and earn more stable returns on, members’ capital investment.
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
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the period from December 2013 through December 2014.

As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. These calculations are made primarily for the purpose of analyzing and managing the Bank’s interest rate risk and, accordingly, have been designed for that purpose rather than for purposes of fair value disclosure under U.S. GAAP. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using either vendor prices or a pricing model (or, for a limited number of instruments in periods prior to September 30, 2014, dealer estimates). For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Enterprise Market Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. In addition, the Bank routinely performs projections of its future earnings over a rolling horizon that includes the current year and the next four calendar years under a variety of interest rate and business environments.
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2013 through December 2014. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2013	$1.983	$1.756	(11.45)%	$1.993	0.50%	$1.883	(5.04)%	$1.999	0.81%

January 2014	1.749	1.586	(9.32)%	1.792	2.46%	1.683	(3.77)%	1.755	0.34%
February 2014	1.904	1.764	(7.35)%	1.936	1.68%	1.852	(2.73)%	1.899	(0.26)%
March 2014	1.954	1.801	(7.83)%	2.011	2.92%	1.892	(3.17)%	1.965	0.56%

April 2014	1.881	1.739	(7.55)%	1.957	4.04%	1.824	(3.03)%	1.902	1.12%
May 2014	2.019	1.869	(7.43)%	2.106	4.31%	1.961	(2.87)%	2.046	1.34%
June 2014	2.093	1.945	(7.07)%	2.173	3.82%	2.036	(2.72)%	2.115	1.05%

July 2014	1.880	1.751	(6.86)%	1.970	4.79%	1.829	(2.71)%	1.909	1.54%
August 2014	2.039	1.929	(5.39)%	2.115	3.73%	2.000	(1.91)%	2.058	0.93%
September 2014	2.106	1.983	(5.84)%	2.196	4.27%	2.058	(2.28)%	2.135	1.38%

October 2014	1.856	1.750	(5.71)%	1.939	4.47%	1.818	(2.05)%	1.885	1.56%
November 2014	1.973	1.887	(4.36)%	2.054	4.11%	1.946	(1.37)%	2.005	1.62%
December 2014	2.087	2.005	(3.93)%	2.177	4.31%	2.059	(1.34)%	2.120	1.58%
____________________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2013 through December 2014.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2013	0.67	(0.41)	0.26	4.25	6.40	8.22	—	5.77

January 2014	0.61	(0.48)	0.13	2.73	5.31	7.35	0.91	5.58
February 2014	0.63	(0.56)	0.07	1.47	4.32	6.11	0.60	5.00
March 2014	0.59	(0.48)	0.11	2.23	4.41	6.11	1.01	4.98

April 2014	0.56	(0.46)	0.10	2.25	4.24	6.02	2.62	4.98
May 2014	0.57	(0.49)	0.08	1.77	4.26	5.98	4.24	5.34
June 2014	0.53	(0.47)	0.06	1.55	4.02	5.69	4.07	5.08

July 2014	0.50	(0.40)	0.10	2.06	3.78	5.59	3.24	4.86
August 2014	0.51	(0.50)	0.01	0.57	3.14	4.66	4.00	4.83
September 2014	0.43	(0.35)	0.08	1.81	3.20	4.77	3.37	4.60

October 2014	0.47	(0.43)	0.04	1.03	3.26	4.98	4.48	5.21
November 2014	0.44	(0.45)	(0.01)	0.28	2.60	4.14	4.60	4.93
December 2014	0.38	(0.37)	0.01	0.57	2.22	3.60	3.93	4.38
____________________________________

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. Through November 2014, the Bank had a key rate duration limit of 7.5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. In December 2014, the Bank reduced its key rate duration limit to 5 years. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the year ended December 31, 2014.
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
As of December 31, 2014, the Bank also held approximately $4.6 billion (par value) of variable-rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 percent and 7.0 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank held as of December 31, 2014 a total of $2.9 billion (notional balance) of stand-alone interest rate caps with strike rates ranging from 6.0 percent to 7.0 percent and maturities ranging from 2015 to 2021. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
Because the majority of the Bank’s variable-rate debt is indexed to three-month LIBOR, the Bank’s portfolio of variable-rate CMOs and other assets indexed to one-month LIBOR can at times present risk to periodic changes in the spread between one-month and three-month LIBOR. When this risk is elevated, the Bank will typically use basis swaps to convert three-month repricing debt to one-month repricing frequency.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2014, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2014, 2013 and 2012, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-55.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2014 and 2013.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	Year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$49,657	$52,565	$48,494	$53,115	$203,831
Net interest income	28,718	31,885	27,527	32,453	120,583
Other income (loss)
Credit component of other-than temporary impairment losses on held-to-maturity securities	—	—	—	(37)	(37)
Net gains on trading securities	209	350	61	5	625
Net gains (losses) on derivatives and hedging activities	695	273	1,491	(2,882)	(423)
Gains on early extinguishment of debt	321	402	—	239	962
Letter of credit fees, service fees and other, net	1,623	1,805	1,617	1,870	6,915
Other expense	17,219	19,155	18,664	19,687	74,725
AHP assessments	1,435	1,556	1,204	1,196	5,391
Net income	12,912	14,004	10,828	10,765	48,509

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$61,944	$61,280	$65,184	$55,430	$243,838
Net interest income	34,809	36,506	42,359	34,183	147,857
Other income (loss)
Net gains (losses) on trading securities	344	(104)	687	322	1,249
Net gains (losses) on derivatives and hedging activities	1,788	3,088	(663)	268	4,481
Gains on early extinguishment of debt	—	—	5,642	1,643	7,285
Letter of credit fees, service fees and other, net	1,694	1,902	1,893	2,188	7,677
Other expense	18,512	16,846	17,104	18,451	70,913
AHP assessments	2,013	2,455	3,282	2,016	9,766
Net income	18,110	22,091	29,532	18,137	87,870
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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2014 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2014, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 18, 2014, the Director of the Finance Agency designated that, for 2015, the Bank would have 9 member directors and 7 independent directors. With respect to the director elections that the Bank conducted during calendar year 2014, for terms beginning January 1, 2015, the order designated that one member director would be elected in Mississippi, one member director would be elected in New Mexico and two independent directors would be elected.
The term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2015, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
Independent Directors
Independent directors are nominated by the Bank’s Board of Directors after consultation with its affordable housing Advisory Council. Any individual who seeks to be an independent director of the Board of Directors of the Bank may deliver to the Bank, on or before the deadline set by the Bank, an executed independent director application form prescribed by the Finance Agency. Before announcing any independent director nominee, the Bank must deliver to the Finance Agency a copy of the independent director application forms executed by the individuals proposed to be nominated for independent directorships by the Board of Directors of the Bank. If within two weeks of such delivery the Finance Agency provides comments to the Bank on any independent director nominee, the Board of Directors of the Bank must consider the Finance Agency’s comments in determining whether to proceed with that nominee or to reopen the nomination process. If within the two-week period the Finance Agency offers no comment on a nominee, the Bank’s Board of Directors may proceed to nominate such nominee.
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
As with the election process for member directorships, no shareholder meetings are held for the election of independent directors; the entire election process is conducted by mail. The Bank’s Board of Directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in an election. A Bank director, officer, employee, attorney or agent and the Bank’s Board of Directors and affordable housing Advisory Council (including members of the Advisory Council) may support the candidacy of any individual nominated by the Board of Directors for election to an independent directorship, but may not otherwise (i) communicate in any manner that a director, officer, employee, attorney or agent of the Bank, directly or indirectly, supports or opposes the nomination or election of a particular individual for an independent directorship or (ii) take any other action to influence the voting with respect to any particular individual.
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
In the event of a vacancy in any independent directorship occurring other than by failure of a sole nominee for an independent directorship to receive votes equal to at least 20 percent of all eligible votes, such vacancy is to be filled by an affirmative vote of a majority of the Bank’s remaining directors, regardless of whether the remaining directors constitute a quorum of the Bank’s Board of Directors. An independent director so elected shall satisfy the requirements for eligibility that were applicable to his or her predecessor and will fill the unexpired term of office of the vacant directorship. If the Board of Directors of the Bank is electing an independent director to fill the unexpired term of office of a vacant directorship, the Bank must deliver to the Finance Agency for its review a copy of the independent director application form of each individual being considered by the Bank’s Board of Directors.
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

2015 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 26, 2015):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
Joseph F. Quinlan, Jr., Chairman (Member)	67	2008	2016	(a)(b)(c)(d)(e)(f)(g)
Robert M. Rigby, Vice Chairman (Member)	68	2010	2015	(a)(b)(c)(d)(e)(f)(g)
Dianne W. Bolen (Independent)	66	2012	2018	(e)(f)
Patricia P. Brister (Independent)	68	2008	2015	(c)(e)(g)
Tim H. Carter (Member)	60	2013	2016	(b)(d)
Mary E. Ceverha (Independent)	70	2004	2018	(a)(b)(c)
Albert C. Christman (Member)	63	2014	2017	(a)(d)(g)
C. Kent Conine (Independent)	60	2007	2017	(c)(e)(f)(g)
James D. Goudge (Member)	61	2014	2017	(a)(e)
W. Wesley Hoskins (Member)	63	2013	2016	(d)(e)
Michael C. Hutsell (Member)	64	2014	2017	(b)(f)
A. Fred Miller, Jr. (Member)	65	2015	2018	(a)(c)(f)
Sally I. Nelson (Independent)	61	2014	2017	(b)(c)(d)
John P. Salazar (Independent)	72	2010	2015	(e)(f)(g)
Margo S. Scholin (Independent)	64	2007	2016	(b)(d)(g)
Ron G. Wiser (Member)	58	2010	2018	(a)(b)(g)
_______________________________________

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning, Operations and Technology Committee

(e)	Member of Government and External Affairs Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive and Governance Committee
Joseph F. Quinlan, Jr. is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2015. Mr. Quinlan serves as Chairman of First National Bankers Bank (a member of the Bank) and as Chairman, President and Chief Executive Officer of its privately held holding company, First National Bankers Bankshares, Inc. (Baton Rouge, Louisiana) and has served in such capacities since 1984. From 2000 through March 2011, Mr. Quinlan also served as Chairman of the Mississippi National Bankers Bank, a former member of the Bank, and from 2003 through March 2011 he served as Chairman of the First National Bankers Bank, Alabama. Further, Mr. Quinlan served as a director of the Arkansas Bankers Bank, a former member of the Bank, from December 2008 through March 2011 and as its Chairman from February 2009 through March 2011. Mississippi National Bankers Bank, First National Bankers Bank, Alabama, and Arkansas Bankers Bank were merged into First National Bankers Bank on March 31, 2011. Since 2003, Mr. Quinlan has also served as Chairman of FNBB Capital Markets, LLC. He currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. Mr. Quinlan also serves as Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Robert M. Rigby is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2015. Mr. Rigby serves as Market President of Liberty Bank in North Richland Hills, Texas (a member of the Bank) and has served in that capacity since August 2008. From 1998 to August 2008, he served as a director, President and Chief Executive Officer of Liberty Bank. Since August 2008, he has served as an advisory director for Liberty Bank. Prior to joining Liberty Bank, Mr. Rigby served as a director and Executive Vice President of First National Bank of Weatherford from 1980 to 1998. He currently serves as an advisory director for the Texas Tech University School of Banking and as an advisory director for the North Texas Special Needs Assistance Partners. In addition, Mr. Rigby serves as vice chairman of the North Richland Hills Economic Development Advisory Committee. He previously served on the BankPac Committee of the American Bankers Association ("ABA") and he is a past chairman of the Texas Bankers Association. Further, Mr. Rigby previously served on the Weatherford College Board of Trustees and the board of directors of the Birdville ISD Education Foundation. He is also a past chairman of the Northeast Tarrant Chamber of Commerce. Mr. Rigby currently serves on the Council of Federal Home Loan

Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. He also serves as Vice Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Dianne W. Bolen served as Executive Director of the Mississippi Home Corporation in Jackson, Mississippi from 1997 until her retirement on December 31, 2014. The Mississippi Home Corporation is a state housing finance agency that provides rental and homeownership programs to persons of low to moderate income. Ms. Bolen joined the Mississippi Home Corporation in 1990. From 1990 to 1992, she served as Finance Director and from 1992 to 1997, she served as Deputy Executive Director. Ms. Bolen also served as Assistant Secretary Treasurer from 1990 until June 2014. Ms. Bolen previously served on the board of directors of the National Council of State Housing Agencies ("NCSHA") and, until December 31, 2014, she co-chaired the NCSHA's Municipal Disclosure Task Force. Prior to her retirement, Ms. Bolen also served as a member of the National Mortgage Bankers Association and the Affordable Housing Tax Credit Coalition. She currently serves as Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors. Ms. Bolen previously served on the Bank's affordable housing Advisory Council from 1998 through 1999 and from 2007 through 2009.
Patricia P. Brister serves as President of St. Tammany Parish in Mandeville, Louisiana and has served in that capacity since December 2011. Since March 2006, she has served on the board of directors of Habitat for Humanity St. Tammany West and from March 2007 to March 2009 she served as its chairman. From January 2009 to September 2011, she served as Executive Director of the Northshore Business Council. In 2007 and 2008, Ms. Brister served as a director of Volunteers of America – Greater New Orleans. From June 2006 to January 2008, she served as the United States Ambassador to the United Nations Commission on the Status of Women. She previously served as a Councilwoman for St. Tammany Parish from 2000 to 2007 and is a past chairman of the Women’s Build Habitat for Humanity. From 1975 to 2000, Ms. Brister served as Secretary/Treasurer of Brister-Stephens, Inc., a privately owned mechanical contracting company in the New Orleans area. Ms. Brister currently serves as Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors. She previously served as a director of the Bank from 2002 to 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004.
Based in Fort Worth, Texas, Tim H. Carter serves as President, North Texas Region for Southside Bank (a member of the Bank headquartered in Tyler, Texas). On December 17, 2014, Mr. Carter's former employer, Fort Worth-based OmniAmerican Bank (then a member of the Bank) was merged with and into Southside Bank, a wholly-owned subsidiary of Southside Bancshares, Inc., Southside Bank's publicly traded holding company. Upon the closing of the merger, Mr. Carter became an officer of Southside Bank. From June 2007 until December 17, 2014, Mr. Carter served as a director, President and Chief Executive Officer of OmniAmerican Bank and its publicly traded holding company, OmniAmerican Bancorp, Inc. Immediately prior to the OmniAmerican Bank/Southside Bank merger, OmniAmerican Bancorp, Inc. was acquired by Southside Bancshares, Inc. Mr. Carter also serves as an advisory director for Southside Bank and has served in that capacity since December 17, 2014. Mr. Carter is a current board member of Texas Wesleyan University, the TCU Business School International Board of Visitors and the Van Cliburn Foundation, and he currently serves as the chairman of the board of directors of The Fort Worth Club and the Hill School. Mr. Carter is a past president and chief executive officer of the United Way of Metropolitan Tarrant County and a former president of the Harris Methodist Health Foundation. He currently serves as Vice Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
Mary E. Ceverha, a civic volunteer who resides in Dallas, Texas, has served as a director of the Bank since 2004. Ms. Ceverha is also a current director and past president of Trinity Commons Foundation, Inc. Founded by Ms. Ceverha in 2001, this not-for-profit organization coordinates fundraising and other activities relating to the construction of the Trinity River Project, a public works redevelopment project in Dallas, Texas. Previously, she served on the steering committee of the President’s Research Council for the University of Texas Southwestern Medical Center, which raises funds for medical research, and as a member of the Greater Dallas Planning Council. Ms. Ceverha is also a former board member and president of Friends of Fair Park, a non-profit citizens group dedicated to the preservation of Fair Park, a national historic landmark in Dallas, Texas, and she is a former Commissioner of the Dallas Housing Authority. From 1995 to 2004, she served on the Texas State Board of Health. Ms. Ceverha currently serves as Vice Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors. She previously served as Vice Chairman of the Bank’s Board of Directors from December 2005 to December 2014 and as Acting Vice Chairman of the Bank's Board of Directors from January 2005 to December 2005.
Albert C. Christman serves as a director, President and Chief Executive Officer of Guaranty Bank & Trust Company of Delhi (a member of the Bank located in Delhi, Louisiana) and its privately held holding company, Delhi Bancshares, Inc., and has served in those capacities since 1986. Since 1987, Mr. Christman has also served on the boards of directors of First National Bankers Bank, a member of the Bank, and its privately held holding company, First National Bankers Bankshares, Inc. Mr. Christman is the founder of Delhi Charter School and Community Financial Insurance Center, LLC. He has served as Chairman of both organizations since their inception in 2001 and 2004, respectively. Further, Mr. Christman serves as a director and Chief Executive Officer of Southern Fidelity Agency, Inc., a privately held insurance company he founded in 1998. He is a past chairman of the Louisiana Bankers Association. Mr. Christman currently serves as Chairman of the Risk Management Committee of the Bank's Board of Directors.

C. Kent Conine serves as President of Conine Residential Group, Inc. and has served in that capacity since 1995. Based in Dallas, Texas, Conine Residential Group, Inc. is a privately held company that specializes in single-family home building and subdivision development and the construction, management and development of multifamily apartment communities. From 1997 to December 2011, Mr. Conine served on the board of directors of the Texas Department of Housing & Community Affairs ("TDHCA") and was chairman of the board of directors of TDHCA from 2009 to 2011. He is also a past president of the National Association of Home Builders. From July 2004 to February 2008, he served on the board of directors of NGP Capital Resources Company (“NGP”), a publicly traded financial services company that invests primarily in small and mid-size private energy companies. NGP is a registered investment company under the Investment Company Act of 1940, as amended. Mr. Conine currently serves as Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors.
James D. Goudge serves as Chairman and Chief Executive Officer of Broadway National Bank in San Antonio, Texas. He joined Broadway National Bank (a member of the Bank) in 1989 and has served as Chairman and Chief Executive Officer since 2001. From 1998 to 2001, Mr. Goudge served as President and Chief Executive Officer. From 1989 to 1998, he served as Executive Vice President in charge of Broadway National Bank's Lending Division. Since 2001, Mr. Goudge has also served as Chairman, President and Chief Executive Officer of Broadway Bancshares, Inc., Broadway National Bank's privately held holding company. Mr. Goudge currently serves on the ABA's Government Relations Committee and he is a past chairman of the Texas Bankers Association. He currently serves as Vice Chairman of the Risk Management Committee of the Bank's Board of Directors.
W. Wesley Hoskins serves as a director, President and Chief Executive Officer of First Community Bank (a member of the Bank located in Corpus Christi, Texas). Mr. Hoskins has served as President and Chief Executive Officer since 1997 and as a director since 1992. Since 1999, he has also served as Chairman of Coastal Bend Bancshares, Inc., First Community Bank's privately held holding company. In addition, Mr. Hoskins has served as a director and President of WBH Inc., a privately held real estate holding company in Premont, Texas since August 1996 and as President of LTF Holdings, Inc., a privately held real estate holding company in Corpus Christi, Texas since September 2010. He is a current member and past chairman of the Texas Bankers Association. Further, Mr. Hoskins presently serves as chairman of the ABA's BankPac Committee and as chairman of the Corpus Christi Chamber of Commerce. He currently serves as Vice Chairman of the Government and External Affairs Committee of the Bank's Board of Directors.
Michael C. Hutsell serves as a board member and President of First Security Bank in Searcy, Arkansas. Mr. Hutsell joined First Security Bank, a member of the Bank, in 1989 and has served as a board member and President since March 2006. From January 2002 to March 2006, he served as Executive Vice President and from October 1996 to January 2002, he served as Operations Officer. Mr. Hutsell currently serves on the boards of directors of the City of Searcy Planning Commission, the Sunshine School (a private school for students with developmental disabilities in Searcy, Arkansas) and Main Street Searcy. He is a past chairman of the Searcy Chamber of Commerce and the Searcy Kiwanis Club. Mr. Hutsell currently serves as Vice Chairman of the Bank’s Audit Committee.
A. Fred Miller, Jr. serves as Chairman of Bank of Anguilla in Anguilla, Mississippi. He joined Bank of Anguilla, a member of the Bank, in 1971 and has served as Chairman since January 2015. From 1986 to January 2015, Mr. Miller served as a director, President and Chief Executive Officer. From 2008 to January 2015, Mr. Miller also served as President and Chief Executive Officer of Pyramid Financial Corporation, Bank of Anguilla's privately held holding company. He has served as Chairman of Pyramid Financial Corporation since January 2014 and as a director since 2008. Mr. Miller previously served as a director of the Bank from 1997 to 2004. In 2002 and 2003, Mr. Miller served as Vice Chairman of the Bank's Board of Directors and in 2004 he served as Chairman of the Bank's Board of Directors.
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
John P. Salazar is an attorney and director with the law firm of Rodey, Dickason, Sloan, Akin & Robb, P.A. in Albuquerque, New Mexico, where he specializes in real estate-related matters, including land use and development law. He has been with Rodey, Dickason, Sloan, Akin & Robb, P.A. since 1968 and has represented single-family residential and multifamily housing developers and builders. Mr. Salazar is a current member and past chairman of the board of directors of the Inter-American Foundation. He also serves on the board of directors of the KIMO Foundation and is a member of the Albuquerque Economic Forum, the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. Mr. Salazar previously served on the board of directors of the Greater Belen Economic Development Corporation and the board of trustees of the Albuquerque Community Foundation. Further, he is a past board chairman of the Albuquerque Hispano Chamber of

Commerce, the Greater Albuquerque Chamber of Commerce, and the University of New Mexico Alumni Association. Mr. Salazar currently serves as Chairman of the Government and External Affairs Committee of the Bank’s Board of Directors.
Margo S. Scholin is a retired partner of the law firm of Baker Botts L.L.P. in Houston, Texas. As a member of the law firm’s Corporate Section, she specialized in corporate and securities law, including securities law reporting, corporate transactions and governance, corporate finance and the issuance of debt and equity securities. Ms. Scholin joined Baker Botts L.L.P. in 1983 and was a partner from 1991 until her retirement in December 2010. She currently serves on the board of directors of the University of Houston Law Center Law Review. From 1997 to 2004, she served as chair of the Regulatory Committee of the Texas State Board of Health. Ms. Scholin is a past chairman of the board of directors of the Houston Area Women’s Center, a non-profit agency serving victims of domestic violence and sexual abuse and has served on numerous other non-profit boards. She currently serves as Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
Ron G. Wiser serves as a director, President and Chief Executive Officer of Bank of the Southwest (a member of the Bank) and as a director and Secretary/Treasurer of its privately held holding company, New Mexico National Financial, Inc. (Roswell, New Mexico). He has served as President of Bank of the Southwest since 1996 and as its Chief Executive Officer since December 2003. Mr. Wiser also served as Chief Executive Officer of Bank of the Southwest from 1996 to November 2000. He has served as Secretary/Treasurer of New Mexico National Financial, Inc. and as a director of both companies since 1996. Mr. Wiser is a current board member and past president of the New Mexico Bankers Association and he previously served on the Community Bankers Council of the ABA. Mr. Wiser is a Certified Public Accountant and he currently serves as Chairman of the Bank’s Audit Committee.
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
Director Qualifications and Attributes
As more fully described above, the size of the Bank’s Board of Directors, including the number of member directors and independent directors, is determined by the Finance Agency, subject to a minimum number of directors established by statute. Candidates for member directorships are nominated and elected by members located in the state to be represented by that particular directorship. The Bank’s Board of Directors does not nominate member directors nor can it support or oppose the nomination or election of a particular individual for a member directorship. In the event of a vacancy in any member directorship, such vacancy is to be filled by an affirmative vote of a majority of the Bank’s remaining directors, regardless of whether the remaining directors constitute a quorum of the Bank’s Board of Directors.
Independent directors, on the other hand, are nominated by the Bank’s Board of Directors (after consultation with its affordable housing Advisory Council) and are elected by a plurality of the Bank’s members at-large. A vacancy in any independent directorship is similarly filled by an affirmative vote of a majority of the Bank’s remaining directors, regardless of whether the remaining directors constitute a quorum of the Bank’s Board of Directors.
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
Each of the Bank’s member directors and independent directors brings a unique background and strong set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, finance, accounting, human resources, legal, risk management, affordable housing, economic development and government relations. Set forth below are the attributes of each of the Bank’s independent directors

(and Mr. Goudge, the only current member director who was appointed by the Board) that the Board of Directors considered important to his or her inclusion on the Board. The Board of Directors does not make any judgments with regard to its member directors who have been elected by the Bank’s members, although the skills and experience of those directors may bear on the Board of Directors’ decisions with regard to the competencies it seeks when nominating candidates for independent directorships or when filling vacancies in either member or independent directorships.
Ms. Bolen was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2015. She has served on the Bank’s Board of Directors since November 5, 2012. Ms. Bolen brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and finance. From 1997 until December 31, 2014, she served as the Executive Director of the Mississippi Home Corporation. From 1990 to 1992, she served as Finance Director and from 1992 to 1997, she served as Deputy Executive Director. From 1998 through 1999 and from 2007 through 2009, Ms. Bolen served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Ms. Bolen previously served on the board of directors of the NCSHA and, until December 31, 2014, she co-chaired the NCSHA's Municipal Disclosure Task Force.
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
Ms. Ceverha was re-elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2015. She has served on the Bank’s Board of Directors since January 1, 2004 and was Vice Chairman of the Bank’s Board of Directors from December 2005 to December 2014 and Acting Vice Chairman of the Bank's Board of Directors from January 2005 to December 2005. Ms. Ceverha brings to the Board extensive experience in housing, government relations, corporate governance and policy-making. She has held leadership roles in numerous local government agencies and not-for-profits, including serving as vice chairman of the Texas State Board of Health, as a commissioner of the Dallas Housing Authority, and as the founder and past president of an organization that was established for the purpose of coordinating fundraising and other activities relating to the construction of the Trinity River Project in Dallas, Texas. She also provides extensive knowledge of the Texas legislative process to the Board.
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
Mr. Goudge was appointed by the Bank's Board of Directors to fulfill the unexpired term of a member director representing the state of Texas beginning April 24, 2014. He brings over 35 years of broad-based management and lending expertise to the Board. In addition, Mr. Goudge has extensive experience in government relations.
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
Mr. Salazar was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2012. He has served on the Bank's Board of Directors since January 1, 2010. As an attorney with Rodey, Dickason, Sloan, Akin and Robb, P.A. for over 40 years, he brings extensive legal experience to the Board. Mr. Salazar specializes in real estate related matters, including land use and development law, and has represented single-family residential and multifamily housing developers and builders. Currently, he serves as a director of the Inter-American Foundation and the KIMO Foundation. Mr. Salazar is also a member of the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. He has

previously served in leadership positions on the boards of these and other non-profit organizations that promote economic development, housing availability and/or housing finance.
Ms. Scholin was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2013. She has served on the Bank’s Board of Directors since April 10, 2007. As a former partner with Baker Botts L.L.P. for 20 years, she brings a wealth of legal experience to the Board. Prior to her retirement in December 2010, Ms. Scholin specialized in general corporate, corporate finance and securities law (including securities law reporting) and she has extensive knowledge of regulatory issues. In addition, Ms. Scholin brings to the Board expertise in corporate governance and compliance matters.
Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 26, 2015). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	46	President and Chief Executive Officer	2014
Brehan Chapman	38	Senior Vice President and Chief Administrative Officer	2009
Sandra Damholt	62	Senior Vice President and General Counsel	2010
Paul Joiner	62	Senior Vice President and Chief Strategy Officer	1986
Tom Lewis	52	Senior Vice President and Chief Financial Officer	2003
Kalyan Madhavan	48	Executive Vice President and Group Head, Members and Markets	2014
Gustavo Molina	42	Senior Vice President and Chief Banking Operations Officer	2009
Jibo Pan	42	Senior Vice President and Head of Capital Markets	2014
Scott Trapani	52	Senior Vice President and Chief Risk Officer	2013
Sanjay Bhasin serves as President and Chief Executive Officer of the Bank and has served in that capacity since he joined the Bank in May 2014. Prior to his employment with the Bank, Mr. Bhasin served as Executive Vice President, Members and Markets for the Federal Home Loan Bank of Chicago (the "Chicago Bank") from 2011 until May 2014. He joined the Chicago Bank in 2004 as Vice President, Mortgage Finance and was promoted to Senior Vice President, Mortgage Finance in 2007 and to Executive Vice President, Financial Markets in 2008, a position he held until his appointment as Executive Vice President, Members and Markets. Prior to joining the Chicago Bank, Mr. Bhasin was responsible for managing the interest rate risk associated with Bank One, NA’s mortgage pipeline holdings from 1999 to 2004. Mr. Bhasin currently serves on the Council of Federal Home Loan Banks.
Brehan Chapman serves as Senior Vice President and Chief Administrative Officer. In this capacity, Ms. Chapman has responsibility for the Bank’s corporate communications, government and industry relations, human resources, property and facilities management, and compliance function. She joined the Bank in December 2004 as a Content Management Specialist. In November 2005, Ms. Chapman was promoted to Corporate Communications Manager, a position she held until her appointment as Vice President and Director of Corporate Communications and External Affairs in July 2009. In November 2013, her responsibilities were expanded to include human resources. In April 2014 and May 2014, Ms. Chapman's responsibilities were further expanded to include the Bank's compliance function and property and facilities management, respectively. Ms. Chapman also serves as the Bank’s Corporate Secretary and has served in that capacity since February 2008. She was promoted to Senior Vice President in January 2012 and to Chief Administrative Officer in February 2014. Prior to joining the Bank, Ms. Chapman served as the Public Relations Manager for Waubonsee Community College from 2001 to 2004.
Sandra Damholt serves as Senior Vice President and General Counsel of the Bank. Ms. Damholt joined the Bank in October 2009 as Deputy General Counsel, and was promoted to Vice President and General Counsel in October 2010. She was promoted to Senior Vice President in January 2014. Prior to joining the Bank, Ms. Damholt served as Senior Vice President and General Counsel of Dovenmuehle Mortgage, Inc. from January 2008 through May 2009. From 2000 to 2007, Ms. Damholt served in several capacities for the Chicago Bank, including Deputy General Counsel and Director of Compliance and Ethics. Prior to that, Ms. Damholt served in various legal and management roles in the financial services industry, including 13 years with PNC Mortgage Corporation (formerly Sears Mortgage Corporation) and 3 years with the State of Oklahoma Department of Banking.
Paul Joiner serves as Senior Vice President and Chief Strategy Officer of the Bank and has served in that capacity since May 2014. Mr. Joiner also served in this capacity from June 2007 to September 2013 and from February 2005 to June 2006. From September 2013 to May 2014, he served as Interim President and Chief Executive Officer of the Bank. As Chief Strategy Officer, Mr. Joiner has responsibility for corporate planning, financial forecasting and research, including market research and analysis. From June 2006 to June 2007, he served as Chief Risk Officer of the Bank. In this role, Mr. Joiner had responsibility for the Bank’s risk management functions and income forecasting. He joined the Bank in August 1983 and served in various marketing, planning and financial positions prior to his appointment as Director of Research and Planning in September 1999, a position he held until his appointment as Chief Strategy Officer in February 2005. Mr. Joiner served as a Vice President of the Bank from 1986 until 1993, when he was promoted to Senior Vice President.
Tom Lewis serves as Senior Vice President and Chief Financial Officer of the Bank and has served in that capacity since June 2014. He joined the Bank in January 2003 as Vice President and Controller and was promoted to Senior Vice President in April 2004 and to Chief Accounting Officer in February 2005, a position he held until his appointment as Chief Financial Officer. From May 2002 through December 2002, Mr. Lewis served as Senior Vice President and Chief Financial Officer for Trademark Property Company (“Trademark”), a privately held commercial real estate developer. Prior to joining Trademark, Mr. Lewis served as Senior Vice President, Chief Financial Officer and Controller for AMRESCO Capital Trust (“AMCT”), a publicly traded real estate investment trust, from February 2000 to May 2002. From AMCT’s inception in 1998 until February 2000, he served as Vice President and Controller. Prior to that, Mr. Lewis served in a number of accounting and finance positions with AMRESCO, INC., a publicly traded financial services company, from 1995 to 1998 and Prentiss Properties Limited, Inc., a privately held commercial real estate company, from 1989 to 1995. From 1985 to 1989, he served as an auditor for Price Waterhouse LLP. Mr. Lewis is a Certified Public Accountant.
Kalyan Madhavan serves as Executive Vice President and Group Head, Members and Markets and has served in that capacity since he joined the Bank in August 2014. As Group Head, Members and Markets, Mr. Madhavan has overall responsibility for the Bank's treasury operations, member sales and community investment. Prior to joining the Bank, Mr. Madhavan served as Senior Vice President and Co-Head, Members and Markets for the Chicago Bank, where he was responsible for asset acquisitions, funding, liquidity management, and marketing strategy. He joined the Chicago Bank in 2005 as a portfolio manager and was promoted to Assistant Vice President in 2006 and to Vice President in 2007. In 2008, he was appointed as Treasurer. In 2009, Mr. Madhavan was promoted to Senior Vice President and in 2011 his responsibilities were expanded to include member strategy and solutions. He served as Senior Vice President, Treasurer and Head of Member Strategy and Solutions from March 2012 until his appointment as Co-Head, Members and Markets in May 2014. Prior to joining the Chicago Bank, Mr. Madhavan served in various financial and operations management roles for 11 years in the credit card, airline and manufacturing industries.
Gustavo Molina serves as Senior Vice President and Chief Banking Operations Officer. In this capacity, Mr. Molina oversees the Bank’s credit operations, collateral services, safekeeping function, and correspondent operations. He joined the Bank in April 2002 as Credit Operations Manager and was promoted to Credit and Collateral Vault Operations Manager in 2004, to Customer Operations and Support Manager in 2007 and to Director of Banking Operations in 2009, a position he held until his appointment as Chief Banking Operations Officer in February 2014. Mr. Molina served as a Vice President of the Bank from 2009 to 2011. He was promoted to Senior Vice President in 2011. Prior to joining the Bank, Mr. Molina served as a Project Manager in the Operational Control and Risk Management Department of Fleet Bank Boston Financial (now Bank of America).
Jibo Pan serves as Senior Vice President and Head of Capital Markets of the Bank and has served in that capacity since he joined the Bank in August 2014. As Head of Capital Markets, Mr. Pan has responsibility for the Bank's hedging activities. Prior to joining the Bank, Mr. Pan served as Senior Vice President for the Chicago Bank where he was responsible for overseeing that institution's hedging activities. He joined the Chicago Bank in 2002 as a Senior Quantitative Analyst and was promoted to Assistant Vice President in 2006 and to Vice President in 2007, a position he held until his appointment as Senior Vice President in 2008. In 2006 and 2007, Mr. Pan managed the Chicago Bank's option portfolio. From 1994 to 2000, Mr. Pan served in various engineering roles for Hewlett Packard/Agilent Technologies Medical Division in Qingdao, China.
Scott Trapani serves as Senior Vice President and Chief Risk Officer of the Bank and has served in that capacity since joining the Bank in July 2013. In this capacity, Mr. Trapani has responsibility for the Bank’s market risk, credit risk and operations risk functions. Prior to joining the Bank, Mr. Trapani served as Chief Risk and Compliance Officer for Invesco, Ltd. (“Invesco”) from February 2008 to July 2013. As Invesco’s Chief Risk and Compliance Officer, he led the risk and compliance functions for its banking and alternative asset businesses, including WL Ross & Co., Invesco Private Capital and Atlantic Trust Private Wealth Management. Prior to that, Mr. Trapani served as Group Vice President of Risk Management for SunTrust Bank (from 2005 to 2008), as Chief Risk Officer for GE Capital International Financing Corporation (from 2002 to 2005), as a consultant for KPMG LLP (from 1997 to 2002), and as Regional Director of Banking Analytics for the FDIC’s San Francisco Office (from 1992 to 1997). Throughout his tenure with KPMG LLP, Mr. Trapani served as the Resident Advisor to the Poland, Moldova and Ukraine central banks. Mr. Trapani began his career in 1987 as a commissioned federal bank examiner in the FDIC’s Phoenix Field Office. He is a Chartered Financial Analyst.

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
Code of Ethics
The Board of Directors has adopted a code of ethics that applies to the Bank's President and Chief Executive Officer (its principal executive officer), the Bank's Senior Vice President and Chief Financial Officer (its principal financial and accounting officer) and specified management personnel within the Bank's Accounting Department (collectively, the Bank's "Financial Professionals").
Annually, the Bank's Financial Professionals are required to certify that they have read and complied with the Code of Ethics for Financial Professionals. A copy of the Code of Ethics for Financial Professionals is filed as an exhibit to this report and is also available on the Bank’s website at www.fhlb.com by clicking on “About Us,” then “Corporate Governance” and then “Code of Ethics for Financial Professionals.”
The Board of Directors has also adopted a Code of Conduct and Ethics for Employees that applies to all employees of the Bank, including the Financial Professionals, and a Code of Conduct and Ethics and Conflict of Interest Policy for Directors that applies to all directors of the Bank (each individually a “Code of Conduct and Ethics” and together the “Codes of Conduct and Ethics”). The Codes of Conduct and Ethics embody the Bank’s commitment to high standards of ethical and professional conduct. The Codes of Conduct and Ethics set forth policies on standards for conduct of the Bank’s business, the protection of the rights of the Bank and others, and compliance with laws and regulations applicable to the Bank and its employees and directors. All employees and directors are required to annually certify that they have read and complied with the applicable Code of Conduct and Ethics. A copy of the Code of Conduct and Ethics for Employees is available on the Bank’s website at www.fhlb.com by clicking on “About Us,” then “Corporate Governance” and then “Code of Conduct and Ethics for Employees.” A copy of the Code of Conduct and Ethics and Conflict of Interest Policy for Directors is available on the Bank’s website by clicking on “About Us,” then “Corporate Governance” and then “Code of Conduct and Ethics and Conflict of Interest Policy for Directors.” Information on the Bank's website does not constitute part of this report.

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
For 2014, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer, who joined the Bank on May 12, 2014; Paul Joiner, our Senior Vice President and Chief Strategy Officer, who served as our Interim President and Chief Executive Officer from September 17, 2013 through May 11, 2014; Tom Lewis, who has served as our Senior Vice President and Chief Financial Officer since June 10, 2014 and as our principal financial officer since January 1, 2014 (prior to June 10, 2014, Mr. Lewis served as our Senior Vice President and Chief Accounting Officer); Brehan Chapman, our Senior Vice President and Chief Administrative Officer; Kalyan Madhavan, our Executive Vice President and Group Head, Members

and Markets, who joined the Bank on August 11, 2014; and Scott Trapani, our Senior Vice President and Chief Risk Officer. Ms. Chapman and Messrs. Joiner, Lewis and Trapani each served as executive officers prior to 2014.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation opportunities that are consistent with each executive’s responsibilities and individual performance and with our overall business results. The Committee and Board of Directors have defined the competitive market for our executives as the other 11 Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”) and non-depository financial services institutions with approximately $20 billion in assets. In addition to the other FHLBanks, we believe that non-depository financial services institutions with approximately $20 billion in assets present a breadth and level of complexity of operations that are generally comparable to our own. While total direct compensation for some of these institutions includes equity-based compensation, we purposely exclude this form of compensation from our competitive analyses because, as a cooperative whose stock can only be held by member institutions, we cannot offer equity-based incentives.
Generally, it is our overall intent to provide total direct compensation, comprised of base salary and targeted incentive opportunities, for our executive officers at or above the competitive market median for comparable positions. In previous years, it was our overall intent to provide total direct compensation at or above the competitive market median for our President and Chief Executive Officer and at or near the competitive market median for our other executive officers. We revised our philosophy in 2014 to remain competitive in the market for certain key positions.
Responsibility for Compensation Decisions
The Board of Directors makes all decisions regarding the compensation of our President and Chief Executive Officer. The President and Chief Executive Officer's performance is reviewed annually by the full Board. The Committee is responsible for making recommendations to the Board of Directors regarding the President and Chief Executive Officer's compensation. The Board of Directors is responsible for reviewing and approving and has discretion to modify any of the Committee's recommendations regarding the President and Chief Executive Officer's compensation.
The President and Chief Executive Officer annually reviews the performance and has responsibility for making recommendations to the Committee regarding the compensation of our other executive officers. The Committee is responsible for reviewing and approving or disapproving the recommendations that are made by the President and Chief Executive Officer. The performance reviews for all of our executive officers are generally conducted in December of each year and salary adjustments, if any, are typically made on January 1 of the following year.
Prior to May 2014, the President and Chief Executive Officer had responsibility and authority for setting the base salaries of our other executive officers. While the President and Chief Executive Officer's base salary recommendations (including supporting competitive market pay data and the President and Chief Executive Officer's assessments of each executive’s individual performance) were shared with the Committee and the full Board, approval by the Committee or Board of Directors was not required.
The President and Chief Executive Officer can recommend to the Committee additional base salary adjustments at any time during the year if warranted based on market data, job performance and/or other factors, such as a change in job responsibilities. In the absence of a promotion or a change in an officer’s job responsibilities, base salary adjustments on any date other than January 1 are rare.
The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program or VPP. The VPP provides all regular, full-time employees, including our named executive officers, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the VPP for the next year and the performance goals that will be applicable for that year under the Corporate plan and the plans for our Risk Management and Internal Audit Departments. Ms. Chapman and Messrs. Bhasin, Joiner, Lewis and Madhavan participate in the Corporate plan while Mr. Trapani participates in the Risk Management Department plan.
The Board of Directors is also responsible for approving our long-term incentive compensation plan, which we refer to as our LTIP. The LTIP provides a designated group of individuals, including our executive officers (in their first full year of employment and in each year thereafter), with the opportunity to earn long-term incentive awards over successive three-year performance periods that commence annually. The Committee is responsible for recommending annually to the Board of Directors the approval of the LTIP for the next three-year plan cycle and the performance goals applicable to that plan’s three-year performance period.

Acting upon recommendations from the Committee, the Board of Directors is also responsible for approving any proposed revisions to our defined benefit and defined contribution plans, our deferred compensation plans, our Reduction in Workforce Policy and any other benefit plan as the Committee or Board of Directors deems appropriate.
The Finance Agency requires us to provide advance notice of pending actions to be taken by the Committee or our Board of Directors (or, in the past, by our President and Chief Executive Officer) with respect to any aspect of the compensation of one or more of our named executive officers. As part of the notification process, we are required to provide the proposed compensation actions and any supporting materials, including studies of comparable compensation.
Use of Compensation Consultants and Surveys
Annually, we typically engage one or more independent compensation consultants to help ensure that our executive compensation program is both competitive and targeted at or above market-median compensation levels.
In 2011 and 2012 (for compensation to be paid in 2012 and 2013, respectively) and again in 2014 (for compensation to be paid in 2015), we engaged an independent compensation consultant. We also engaged an independent compensation consultant to provide insight and analysis for our executive hires and promotions in 2014. In 2013 (for compensation to be paid beginning January 1, 2014), however, we did not engage an independent compensation consultant. In lieu of an independent compensation study, Mr. Joiner, our then Interim President and Chief Executive Officer, considered the data provided by the 2013 FHLBank Key Position Compensation Survey when making his compensation decisions for Mr. Lewis, Ms. Chapman and Mr. Trapani. The 2013 FHLBank Key Position Compensation Survey, conducted by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBanks.
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
In response to this guidance, the Committee engaged McLagan Partners, an independent compensation consultant, to provide insight and analysis as it considered the framework for a long-term incentive compensation plan for our executive officers, among others. On April 25, 2010, the Board of Directors, acting upon a recommendation from the Committee, approved our initial LTIP (the "2010 LTIP"), subject to the Finance Agency’s review. The Finance Agency’s review period expired on May 28, 2010 and we did not receive an objection to the 2010 LTIP. The 2010 LTIP was retroactively effective as of January 1, 2010 and it covered the three-year performance period that ended on December 31, 2012.
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
On December 7, 2011, the Board of Directors, acting upon a recommendation from the Committee, approved our 2012 LTIP, subject to the Finance Agency's review. On July 18, 2012, the Finance Agency informed us that it did not object to the 2012 LTIP. The 2012 LTIP was retroactively effective as of January 1, 2012 and it covered the three-year performance period that ended on December 31, 2014.

On December 5, 2012, the Board of Directors, acting upon a recommendation from the Committee, approved our 2013 LTIP, subject to the Finance Agency's review. On March 21, 2013, the Finance Agency informed us that it did not object to the 2013 LTIP. The 2013 LTIP was retroactively effective as of January 1, 2013 and it covers the three-year performance period that will end on December 31, 2015.
On December 4, 2013, the Board of Directors, acting upon a recommendation from the Committee, approved our 2014 LTIP, subject to the Finance Agency's review. On March 28, 2014, the Finance Agency informed us that it did not object to the 2014 LTIP. The 2014 LTIP was retroactively effective as of January 1, 2014 and it covers the three-year performance period that will end on December 31, 2016.
In connection with the approvals of the 2010, 2011, 2012, 2013 and 2014 LTIPs, the Board of Directors modified the formulas that are used to compute awards under our annual VPP beginning in 2012, as it relates to our executive officers and the other designated LTIP participants. These modifications reduce the amounts that can be earned under our VPP such that the LTIP participants’ combined annual incentive opportunities (relating to both short-term and long-term incentives) remain substantially the same as they were under our VPP in years prior to 2012 (that is, 43.75 percent of base salary for our named executive officers that participate in these plans, with certain exceptions). Mr. Joiner, Mr. Lewis and Ms. Chapman were participants in the 2010, 2011 and 2012 LTIPs. In addition, each of these executive officers is a participant in the 2013 and 2014 LTIPs. Based on his July 15, 2013 start date, Mr. Trapani is a participant in the 2014 LTIP only. Messrs. Bhasin and Madhavan do not participate in our LTIP for 2014 or any prior years as they were both hired in 2014. Among other things, the 2010 LTIP provided for additional incentive payments equal to either 5 percent or 10 percent of a participant’s base salary as of January 1, 2010 if certain achievement levels were met and the 2011, 2012, 2013 and 2014 LTIPs each provide (or, in the case of the 2011 and 2012 LTIPs, provided) for additional incentive payments equal to either 10 percent or 15 percent of a participant's average base salary (over the respective three-year performance periods) if certain achievement levels are (or were) met. For 2012, the formula was modified such that the results of the 2012 VPP goal achievement and the 2010 LTIP goal achievement were weighted 65 percent and 35 percent, respectively, to determine the total incentive award payout for 2012 before the additional incentive award opportunities referred to in the preceding sentence. For 2013, the results of the 2013 VPP goal achievement and the 2011 LTIP goal achievement were each weighted 50 percent to determine the total incentive award payout before the additional incentives referred to above. Similarly, the results of the 2014 VPP goal achievement and the 2012 LTIP goal achievement were each weighted 50 percent to determine the total incentive award payout for 2014 before the additional incentives referred to above. Likewise, the results of the 2015 VPP goal achievement and the 2013 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout for 2015 before the additional incentives referred to above and the 2016 VPP goal achievement and the 2014 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout for 2016 before the additional incentives referred to above. For executive officers that are not yet eligible to participate in an LTIP, the VPP is weighted 100 percent for each year until the third year of the first LTIP in which the executive is a participant.
The maximum award percentages for our named executive officers are reviewed and approved annually by the Committee and Board of Directors. Currently, the target award opportunities are below the competitive market median for each of our named executive officers.
The Committee regularly considers the nature of our compensation program, including the various compensation elements that comprise our overall compensation program for executive officers.
Base Salary
Base salary is the key component of our compensation program. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in December for all of our officers and at other times as circumstances warrant. For our executive officers, we target base salary compensation at or above the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, the position’s scope of duties and responsibilities within our organizational structure and hierarchy, and how these factors compare to other similar positions within the FHLBank System.
In establishing Mr. Bhasin’s starting base salary, the Committee and Board of Directors took into consideration the results of a competitive market analysis which was conducted by McLagan Partners in March 2014. The competitive market data indicated that a starting salary approximating $600,000 would be appropriate. While Mr. Bhasin had not previously served as a Chief Executive Officer, he brought significant relevant experience to the position given his tenure and responsibilities at the Federal Home Loan Bank of Chicago. Taking these factors into consideration, the Committee and Board of Directors set Mr. Bhasin's starting salary at $625,000.
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
In setting the base salaries for Mr. Lewis, Ms. Chapman and Mr. Trapani effective as of January 1, 2014, Mr. Joiner considered the competitive market pay data provided by the 2013 FHLBank Key Position Compensation Survey, as discussed above. The competitive market data showed that there had not been any significant changes in the base salary ranges for these executives. Based on this data and in recognition of the additional responsibilities that Ms. Chapman had assumed in November 2013, Mr. Joiner gave Ms. Chapman an above standard merit increase of 4.8 percent. Based on the competitive market data, Mr. Joiner gave Mr. Lewis a standard merit increase of 3.0 percent. Mr. Trapani received a prorated merit increase of 1.4 percent.
The Committee and Board of Directors gave Mr. Joiner a standard merit increase for 2014 and deferred, until a later date, any further adjustments to his compensation relating to his service as our Interim President and Chief Executive Officer. On April 24, 2014, the Board of Directors, acting upon a recommendation from the Committee, approved a special bonus for Mr. Joiner in the amount of $150,000 in recognition of his service as our Interim President and Chief Executive Officer for a period of eight months. This special bonus was supported by data and analysis provided by Pearl Meyer & Partners, an independent compensation consultant.
On June 10, 2014, the Committee, acting upon a recommendation from Mr. Bhasin, approved base salary increases for Mr. Lewis and Ms. Chapman. Mr. Lewis' salary was increased from $300,235 to $322,000 effective July 9, 2014. Ms. Chapman's salary was increased from $217,500 to $301,000 and was retroactively effective as of May 10, 2014. We increased Mr. Lewis' base salary in recognition of his promotion from Chief Accounting Officer to Chief Financial Officer and the increased responsibilities associated with his promotion. We increased Ms. Chapman's base salary in recognition of her promotion from Director of Corporate Communications and External Affairs to Chief Administrative Officer and the associated expansion of her responsibilities. In each case, their salaries were increased to levels that approximated the competitive market median for their respective positions based on competitive pay studies conducted by McLagan Partners.
In establishing Mr. Madhavan's starting base salary, Mr. Bhasin and the Committee took into consideration the results of a competitive pay analysis conducted by McLagan Partners in June 2014. Mr. Bhasin recommended, and the Committee approved, a starting salary of $425,000 which, when combined with Mr. Madhavan's annual targeted incentive opportunities, will produce total direct compensation near the median for his position.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 111.
Short-Term Incentive Compensation
All of our regular, full-time employees participate in our VPP, under which they have the opportunity to earn an annual cash incentive award. The VPP is designed to encourage and reward achievement of annual performance goals. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the award payment pertains (or, on a prorated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). As Messrs. Bhasin and Madhavan were hired before September 15, 2014, they were each eligible to receive a prorated VPP award for 2014. Potential individual award percentages vary based upon an employee’s level of responsibility and are higher for those persons serving as senior officers of the Bank. Our VPP provides for substantially the same method of allocation of benefits between management and non-management participants, except for management and non-management employees in our Member Sales, Risk Management and Internal Audit departments. None of the employees in these departments serve as an executive officer with the exception of Mr. Trapani, our Senior Vice President and Chief Risk Officer, who has overall responsibility for our Risk Management Department. For 2014, the VPP objectives for both management and non-management employees in our Member Sales, Risk Management and Internal Audit departments differed from those that applied to all of our other employees, including all of our named executive officers except Mr. Trapani. Among other things, the 2014 VPP plans for employees in our Risk Management and Internal Audit departments did not include a corporate profitability component.
Award payments under the 2014 VPP that applied to five of our six named executive officers (and all of our other employees other than those identified above) depended upon the extent to which we achieved a corporate profitability objective and a number of corporate operational goals that were aligned with our long-term strategic business objectives, as well as the extent to which individual employees achieved specific individual goals and whether they achieved satisfactory performance appraisal ratings. The corporate profitability and operational goals were established by the Board of Directors, and individual employee goals were established mutually by management and employees at the beginning of the year.
If we did not achieve our minimum profitability objective, then no award payments would have been made under the 2014 VPP even if we had achieved some or all of our corporate operating goals and/or individual employees had achieved some or all of their individual performance goals. Similarly, if we did not achieve some portion of our corporate operating goals, no award payments would have been made to participants even if we had achieved at least our minimum profitability objective and/or individual employees had achieved some or all of their individual performance goals.
We used the following formula to calculate the 2014 VPP award payments for all of our named executive officers except Mr. Bhasin and Mr. Trapani:

Base Salary as of 1/1/14 or Start Date	X	Employee’s Maximum Potential Award Percentage (Prorated in the case of Mr. Madhavan)	X	Corporate Profitability Achievement Percentage	X	Corporate Operating Goal Achievement Percentage	X	Individual Goal Achievement Percentage	X	VPP Weighting Factor
For Mr. Bhasin, 75 percent of his 2014 VPP award was derived based solely upon the achievement of our corporate profitability and operating objectives, while 25 percent was based solely upon his overall individual performance as subjectively assessed by our Board of Directors, subject to our attainment of our minimum profitability objective. The formula that we used to calculate Mr. Bhasin’s 2014 VPP award is set forth below:

75%	X	Starting Base Salary	X	Maximum Potential Award Percentage (Prorated)	X	Corporate Profitability Goal Achievement Percentage	X	Corporate Operating Goal Achievement Percentage	X	VPP Weighting Factor

plus

25%	X	Starting Base Salary	X	Maximum Potential Award Percentage	X	Individual Performance Goal Achievement Percentage	X	VPP Weighting Factor

The VPP awards for Mr. Bhasin and Mr. Madhavan were prorated to reflect the percentage of the year that they were employed by us.

For Mr. Trapani, 75 percent of his 2014 VPP award was derived based solely upon the achievement of the Risk Management Department's objectives, while 25 percent was based solely upon the achievement of our corporate operating objectives. The formula that we used to calculate Mr. Trapani's 2014 VPP award is set forth below:

75%	X	Base Salary as of 1/1/14	X	Maximum Potential Award Percentage	X	Risk Management Department Goal Achievement Percentage	X	VPP Weighting Factor

plus

25%	X	Base Salary as of 1/1/14	X	Maximum Potential Award Percentage	X	Corporate Operating Goal Achievement Percentage	X	VPP Weighting Factor
The amount of the VPP award pool that was available for cash incentives (for employees that participate in the Corporate plan) was dependent upon the extent to which our corporate profitability objective was achieved within pre-established minimum and maximum levels. At the minimum level, 10 percent of the award pool was potentially available, and at the maximum level, 100 percent of the award pool was potentially available. Between the minimum and maximum levels, the profitability objective operated on a sliding scale. If we had failed to achieve our minimum profitability objective, then no VPP award pool would have been available. If we exceeded the maximum profitability objective (which, as discussed below, occurred in 2014), there was no additional increase in the amount of the potential VPP award pool.
For 2014, our corporate profitability objective was expressed (in basis points) as the excess, if any, of the return on our average capital stock over the average effective federal funds rate for the year. By way of example, a minimum profitability objective of 25 basis points meant that in order to meet that objective we needed to achieve a rate of return on our average capital stock that exceeded the average effective federal funds rate for the year by 25 basis points. In calculating our return on capital stock, 80 percent of net income for the year (excluding unrealized gains and losses on derivatives and hedging activities and interest expense on mandatorily redeemable capital stock) was divided by our average outstanding capital stock (including mandatorily redeemable capital stock). The percentage of net income equates to the portion of our reported net income that is allocated to unrestricted retained earnings.
In determining the minimum and maximum levels for our 2014 profitability objective, the Board of Directors considered factors such as the then current interest rate environment, the business outlook, and our desire to generate sufficient economic earnings to meet retained earnings targets and pay dividends at our target rate, while at the same time effectively managing our risk in order to maintain the economic value of the Bank. For 2014, our Board of Directors established the minimum and maximum corporate profitability objectives at 25 basis points and 300 basis points, respectively, above the average effective federal funds rate. Our profitability for the year, as defined above, was 359 basis points above the average effective federal funds rate, yielding an achievement rate of 100 percent for our corporate profitability objective. We exceeded our maximum corporate profitability objective for 2014 due in large part to unanticipated prepayment fees on advances, unanticipated gains on early extinguishments of debt, unanticipated gains associated with terminations of interest rate derivative transactions, and higher than expected balances (on average) of interest-earning assets. Over the previous five years (2009-2013), we have exceeded our maximum corporate profitability objective every year.
For 2014, our corporate operating objectives fell into the following broad categories: (a) risk management; (b) maintaining our traditional business; (c) customer activity; and (d) economic and community development. Each corporate operating objective was assigned a specific percentage weight together with a “threshold,” “target” and “stretch” objective. The “threshold” objective represented a minimum acceptable level of performance for the year. The “target” objective reflected performance that was consistent with our long-term strategic objectives. The “stretch” objective reflected outstanding performance that exceeded our long-term strategic objectives.
Unlike our profitability objective, the corporate operating objectives under our 2014 VPP did not operate on a sliding scale. For each objective, the percentage achievement could have been 0 percent (if the threshold objective was not met), 60 percent (if results were equal to or greater than the threshold objective but less than the target objective), 80 percent (if results were equal to or greater than the target objective but less than the stretch objective) or 100 percent (if results were equal to or greater than the stretch objective). The results for each corporate operating goal were multiplied by the assigned percentage weight to determine its contribution to the overall corporate operating goal achievement percentage. For example, if the target objective was achieved for a goal with a percentage weight of 10 percent, then the contribution of that goal to our overall corporate goal achievement would be 8 percent (10 percent x 80 percent). The sum of the percentages derived from this calculation for each corporate operating objective yielded our overall corporate operating goal achievement percentage for the 2014 VPP. Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives such that the relative difficulty of achieving each level has been consistent from year to year.

For 2014, the Board of Directors established 10 separate VPP corporate operating objectives, each of which had a specific percentage weight of 10 percent. As further set forth in the table below, the objectives relating to our risk management, traditional business, customer activity, and economic and community development comprised 30 percent, 30 percent, 10 percent and 30 percent, respectively, of our overall corporate operating goals.

2014 Corporate VPP Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
Risk Management
1. Contribution to Retained Earnings from pre-ASC 815 net income	10%	$32	$35	$38	$48	10%
2. Maintain an Average Ratio of Market Value of Equity (MVE) ≥ Specified Percent of Book Value of Equity *	10%	102%	104%	106%	112%	10%
3. Maintain an Average MVE Sensitivity in +/- 200 basis point scenarios ≤ Specified Percent of Base Case MVE *	10%	-12%	-10%	-8%	-6.5%	10%
Maintaining the Traditional Business
1. Average Advances Outstanding excluding Comerica and Activity for 16 Designated Credit Unions	10%	$14,400	$15,150	$15,500	$16,181	10%
2. Average Advances Outstanding to 2014 CFIs excluding Activity for 15 Designated Credit Unions	10%	$6,230	$6,550	$6,710	$7,273	10%
3. Average Letters of Credit (LCs) Outstanding	10%	$2,810	$2,910	$3,010	$3,164	10%
Customer Activity
1. Total Credit Product Users	10%	680	700	720	737	10%
Economic and Community Development
1. Average CIP / EDP Advances / LCs Outstanding	10%	$1,050	$1,150	$1,200	$1,079	6%
2. Total CIP / EDP Advances / LC Users	10%	65	70	75	61	—%
3. CIP / EDP Projects Funded / Supported by Advances + LCs	10%	185	200	215	137	—%
Overall Corporate Operating Goal Achievement Percentage						76%
__________________________________
* Applies to all month-end reporting periods and excludes impact of losses attributable to private label residential MBS purchased prior to December 2009.
As shown above, we did not achieve the threshold objective for 2 of our 10 corporate operating objectives in 2014. We attribute this primarily to an unanticipated decline in the number of projects that would qualify under our community investment and economic development programs. We achieved either the threshold or stretch objective for each of our other 8 corporate operating goals such that our overall corporate operating goal achievement rate for 2014 was 76 percent, which was slightly below our target level of 80 percent. Over the previous five years, our overall corporate operating goal achievement was as follows: 2009 — 57 percent; 2010 — 69 percent; 2011 — 70 percent; 2012 — 82 percent; and 2013 — 96 percent.
For 2014, the Board of Directors established 5 separate VPP goals for our Risk Management Department, each of which had a specific percentage weight of 25 percent, 20 percent or 10 percent. As further set forth in the table below, the Risk Management Department, under the direction of Mr. Trapani, achieved 100 percent of its goals.

2014 Risk Management Department VPP Objectives

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results

1. Fully implement new unsecured credit analysis procedures including counterparty risk triggers, holding company metrics and affiliate monitoring	25%	Fully implemented and operational no later than 5/31/2014	Fully implemented and operational no later than 4/30/2014	Fully implemented and operational no later than 3/31/2014	Stretch Objective Met	25%
2. Develop comprehensive ERM risk dashboards and reports covering secured advances, unsecured credit activities, collateral coverage, internal risk ratings, Market Risk key risk indicators (KRIs), Operational Risk KRIs, Model Risk KRIs and other areas as necessary	25%	Fully implemented and operational no later than 12/31/2014	Fully implemented and operational no later than 11/30/2014	Fully implemented and operational no later than 10/31/2014	Stretch Objective Met	25%
3. Redesign Credit Risk Committee and Board Risk Management Committee materials to provide more meaningful reporting including credit, market, operational and model risks	10%	Fully implemented and operational no later than 12/31/2014	Fully implemented and operational no later than 11/30/2014	Fully implemented and operational no later than 10/31/2014	Stretch Objective Met	10%
4. Adequately remediate Finance Agency examination findings from the 2013 and 2014 exams that have remediation completion dates in 2014 within the time period specified in management's responses	20%	Pass/fail by all internally assigned deadlines			All items were timely remediated	20%
5. Define remaining components of credit risk remediation project by 3/31/14 and complete all agreed upon corrective actions by the time period specified in final remediation report	20%	Pass/fail by all internally assigned deadlines			Objective was timely met	20%
Overall Risk Management Department Goal Achievement Percentage						100%
The calculation of individual incentive awards is based upon each employee’s performance and his or her maximum award percentage. An employee’s performance is determined based upon his or her appraisal rating and the extent to which the employee achieves his or her individual VPP goals for the year which, in the case of Mr. Trapani, were represented by the Risk Management Department's goals.
Except for Mr. Bhasin and Mr. Trapani, our named executive officers for 2014 shared the same set of individual goals for purposes of our VPP. The 15 shared leadership goals, which were more tactical in nature than our corporate operating goals, were reviewed and approved by Mr. Joiner at the beginning of 2014. With the exception of 2 goals, which were eliminated by Mr. Bhasin following his arrival, the shared leadership goals were fully achieved in 2014. Mr. Bhasin assessed the performance of Ms. Chapman and Messrs. Joiner, Lewis, Madhavan and Trapani using a performance appraisal form which consisted of 35 performance factors each of which had a specific percentage weight ranging from 1 percent to 5 percent. Each of these executives had to receive a score of at least 5 (the maximum possible score was 10) to achieve a “Meets Expectations” performance rating, which is a requirement to receive an annual VPP award. For 2014, each of our executive officers received at least a "Meets Expectations" performance rating.
Mr. Bhasin's individual goal achievement for purposes of the VPP was derived from his performance appraisal, which was prepared by our Board of Directors. For 2014, his performance was assessed based on seven principal accountabilities. Mr. Bhasin's individual goal achievement is expressed as a percentage and is calculated by dividing the number of points received on his performance appraisal form by the 100 total possible points. For 2014, Mr. Bhasin received 91.25 points on his appraisal form, which resulted in an individual goal achievement percentage of 91.25 percent.

The possible VPP payouts to our named executive officers for 2014 are presented in the Grants of Plan-Based Awards table on page 113, while the actual VPP awards earned by these executives for 2014 are included in the Summary Compensation Table on page 111 (in the column entitled “Non-Equity Incentive Plan Compensation”). The calculation of the VPP awards earned by our named executive officers in 2014 is shown in the table below.

Name	Base Salary as of January 1, 2014 or Start Date ($)	Award Component Percentage (%)	Maximum Potential Award Percentage (%)		Corporate Profitability Achievement Percentage (%)	Corporate Operating Goal Achievement Percentage (%)	Individual Goal Achievement Percentage (%)	2014 VPP Weighting Factor (%)	2014 VPP Award ($)
Sanjay Bhasin	625,000	75.00%	40.00%	(1)	100.00%	76.00%		100.00%	142,500
	625,000	25.00%	40.00%	(1)			91.25%	100.00%	57,031
									199,531

Paul Joiner	312,700		43.75%		100.00%	76.00%	100.00%	50.00%	51,986
Tom Lewis	300,235		43.75%		100.00%	76.00%	100.00%	50.00%	49,914
Brehan Chapman	217,500		43.75%		100.00%	76.00%	100.00%	50.00%	36,159
Kalyan Madhavan	425,000		18.23%	(2)	100.00%	76.00%	100.00%	100.00%	58,880

Scott Trapani	390,500	75.00%	35.00%	(3)			100.00%	100.00%	102,506
	390,500	25.00%	35.00%	(3)		76.00%		100.00%	25,969
									128,475
__________________________________
(1) Reflects a prorated percentage based on Mr. Bhasin's start date. His maximum potential incentive award is 60 percent of base salary.
(2) Reflects a prorated percentage based on Mr. Madhavan's start date. His maximum potential incentive award is 43.75 percent of base salary.
(3) For 2014, Mr. Trapani's maximum potential award percentage was 35 percent (which equates to the target award percentage for all of our other executives except Mr. Bhasin) because his incentive compensation was dependent in large part upon his department's goals and was in no way dependent upon our profitability.
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
In addition to our VPP, our President and Chief Executive Officer was granted authority by our Board of Directors to award discretionary bonuses to those employees who made significant contributions to us in 2014, some of which ultimately included our named executive officers. Upon a recommendation from Mr. Bhasin, the executive officers' 2014 discretionary bonuses were approved by the Committee on January 26, 2015, subject to the Finance Agency's review. On that same date, the Board of Directors, acting upon a recommendation from the Committee, approved a discretionary bonus for Mr. Bhasin in recognition of his extraordinary contributions to us since his arrival in May 2014. Mr. Bhasin's discretionary bonus was also subject to the Finance Agency's review. On March 24, 2015, the Finance Agency informed us that it did not object to the payment of these discretionary bonuses. The discretionary bonuses earned by our named executive officers in 2014 are shown in the "Bonus" column of the Summary Compensation Table on page 111.
Long-Term Incentive Compensation
Our LTIP provides cash-based award opportunities based on the achievement of performance goals over successive three-year periods that commence annually (each a “Performance Period”) to employees of the Bank who have been designated by the Board of Directors to be participants in the LTIP. For the three-year Performance Period that ended on December 31, 2014, which was covered by the 2012 LTIP, the Board of Directors had designated each of our current named executive officers who was employed by us as of January 1, 2012 (Mr. Joiner, Mr. Lewis and Ms. Chapman), among others, as participants in the plan.
Performance goals under the LTIP are established by our Board of Directors. Each performance goal under the LTIP is assigned a specific percentage weight together with a “threshold,” “target” and “maximum” achievement level except in cases where we have a goal relating to our overall performance in achieving our annual short-term VPP objectives, which is computed as the average percentage achievement in our VPP during the three-year Performance Periods. For each performance goal with a threshold, target and maximum achievement level, the percentage achievement can be 0 percent (if the threshold goal is not met), 60 percent (if results are equal to the threshold goal), 80 percent (if results are equal to the target goal) or 100 percent (if results are equal to or greater than the maximum goal). Unlike our 2014 VPP, LTIP achievement levels between threshold and target and between target and maximum are interpolated in a manner as determined by the Committee. The results for each performance goal are multiplied by the assigned percentage weight to determine their contribution to the overall LTIP goal achievement. Generally, awards become vested under the LTIP only if the performance goals for the three-year Performance Period have been satisfied and the participant is actively employed by us on the last day of the Performance Period. Awards are payable no later than March 15 of the year following the end of the Performance Period provided the Finance Agency has no objections.
The LTIP provides for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds are met, any or all of which can increase a participant's total maximum incentive award payout (including both short and long-term incentives) to an amount that is greater than the maximum award that could be earned under the VPP in years prior to 2012. If, for the 2012-2014 Performance Period, the overall LTIP goal achievement was equal to or greater than 90 percent, each participant was entitled to receive an additional incentive payment in an amount equal to 15 percent of his or her average base salary during the period from January 1, 2012 through December 31, 2014. If the overall 2012 LTIP goal achievement was equal to or greater than 80 percent but less than 90 percent, each participant was entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary during the period from January 1, 2012 through December 31, 2014. In addition, the Board of Directors has delegated to our President and Chief Executive Officer the authority to grant an additional discretionary award under the LTIP to a participant to address external market considerations. The aggregate pool of funds available for discretionary awards cannot exceed 10 percent of the total long-term incentive awards. To date, this authority has never been exercised. Further, the final LTIP awards may be modified up or down at the Board of Directors' discretion to account for performance that is not captured in the performance goals.
The amount of the award that is ultimately payable to a participant under the LTIP is based upon the level at which the performance goals have been achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the 2012 LTIP performance goals were achieved, the Board of Directors based its decision on the following qualifiers when deciding whether to approve payouts under the 2012 LTIP: (i) the consistent ability to pay quarterly dividends to members throughout the 2012-2014 Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the 2012-2014 Performance Period; and (iii) the maintenance of a triple-A credit rating from Moody's and S&P.
On August 5, 2011, S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ and, on August 8, 2011, it lowered the long-term credit rating on the FHLBank System’s consolidated obligations and our long-term counterparty credit rating from AAA to AA+. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. Because the downgrade of our credit rating was due solely to the downgrade of the long-term credit rating of the U.S. government, and was not due to our performance or factors within executive management's control, the Board of Directors did not apply any negative adjustment to the amount of the 2012 LTIP payouts as a result of our rating downgrade.
Further, the Board of Directors had discretion to reduce the amount of the 2012 LTIP awards for one or more of our participating executives if during the 2012-2014 Performance Period it determined that: (i) operational errors or omissions resulted in material revisions to our financial results, the information submitted to the Finance Agency or the data used to determine incentive award amounts; (ii) the submission of information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was not provided in a timely manner; or (iii) we failed to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management's attention. Although there was an instance in 2012 and another instance in 2013 in which we did not timely file a Current Report on Form 8-K, the Board of Directors did not reduce any 2012 LTIP awards because none of the executive officers who received those awards were responsible for the late filings.
When assessing performance results and determining final LTIP awards, the Board of Directors may also consider those events that, in its opinion and discretion, are outside the significant influence of the participant or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Further, the Board of Directors may adjust the performance goals for a Performance Period to ensure that the purpose of the LTIP is served. In determining the final payments under the 2012 LTIP, there were no discretionary awards or adjustments of any kind.
As further set forth in the table below, the Board of Directors established 5 separate objectives for the 2012 LTIP, each of which had a specific percentage weight of 20 percent.

2012 LTIP Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
1. Contribution to Retained Earnings from pre-ASC 815 net income for 2012-2014	20%	$90	$105	$113	$207	20.0%

2. Maintain an Estimated MVE ≥ Par Value of Capital Stock (PVCS) (excluding the impact of losses attributable to our private label residential MBS purchased prior to December 2009)	20%	MVE ≥ PVCS 8 quarters out of 12	MVE ≥ PVCS 10 quarters out of 12	MVE ≥ PVCS 12 quarters out of 12	MVE ≥ PVCS 12 quarters out of 12	20.0%

3. Maintain the Integrity of the Bank's System of Internal Controls

Minimize the number and severity of external audit findings related to internal controls during the 2012-2014 Performance Period	20%	No Material Weaknesses	No material weaknesses and no more than 3 significant deficiencies	No material weaknesses and no more than 1 significant deficiency	No material weaknesses and 1 significant deficiency	20.0%

4. Timely Remediation of Finance Agency Examination Findings (1)

Adequately remediate Finance Agency examination findings for each year during the 2012-2014 Performance Period within the time periods specified in management's responses (2)	20%	Remediate 80% of exam findings rated "weakness" or more severe in specified time	Remediate 100% of exam findings rated "weakness" or more severe in specified time	In addition to meeting the Target Objective, remediate lower rated exam findings as identified in the remediation plan	81.5% of exam findings rated "weakness" or more severe during the Performance Period were remediated within the time period specified by management, resulting in 61.5% goal achievement	12.3%

5. Average VPP Achievement During the 2012-2014 Performance Period	20%	Average percentage achievement for the 2012-2014 Performance Period times goal weight			84.7%	16.9%

Overall 2012 LTIP Goal Achievement Percentage						89.2%
_________________________________
(1) Applied to findings from the 2011, 2012 and 2013 exams, excluding findings related to Internal Audit.

(2) The Board of Directors had discretion to determine the percentage achievement for the exam finding remediation objective based on management and Internal Audit reports, subsequent examination reports, and any additional feedback received from the Finance Agency prior to approval of the final awards.

As shown above, we achieved the stretch objective for three of our four 2012 LTIP goals that had specific objectives. Our average VPP goal achievement during the 2012-2014 Performance Period was 84.7 percent, resulting in an overall 2012 LTIP goal achievement rate of 89.2 percent. Because the overall 2012 LTIP goal achievement rate was greater than 80 percent but less than 90 percent, each of our eligible named executive officers was entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary during the period from January 1, 2012 through December 31, 2014. In comparison, our overall goal achievement for the 2010 and 2011 LTIPs was 94.7 percent and 89.5 percent, respectively.
For the 2012 LTIP, we used the following formula to calculate the LTIP award payments for all of our named executive officers except Messrs. Bhasin, Madhavan and Trapani, none of whom was eligible to receive an LTIP award for the 2012-2014 Performance Period:

Average Base Salary for the 2012-2014 Performance Period	X	Employee's Maximum Potential Award Percentage	X	2012 LTIP Achievement Percentage	X	LTIP Weighting Factor

plus

Average Base Salary for the 2012-2014 Performance Period	X	Additional Incentive Percentage
The calculation of the 2012 LTIP awards earned by our named executive officers in 2014 is shown in the table below (Messrs. Bhasin, Madhavan and Trapani are excluded from the table as none of these executives were eligible for a 2012 LTIP award).

Name	Average Base Salary 2012-2014 ($)	Maximum Potential Award Percentage (%)	2012 LTIP Achievement Percentage (%)	2012 LTIP Weighting Factor (%)	2012 LTIP Award Before Additional Incentive ($)	Additional Incentive Award ($)	Total 2012 LTIP Award ($)
Paul Joiner	303,681	43.75%	89.20%	50.00%	59,256	30,368	89,624
Tom Lewis	295,035	43.75%	89.20%	50.00%	57,569	29,503	87,072
Brehan Chapman	226,157	43.75%	89.20%	50.00%	44,129	22,616	66,745

Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Under these participation rules, all of our named executive officers participate in the plan except Mr. Trapani. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2014, the maximum compensation limit was $260,000 and the maximum annual benefit limit was $210,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s three highest consecutive years of earnings.
This element of our compensation program is one of several that constitute an integral part of our retention strategy, which is to reward tenure by linking it to compensation. It also represents an effort on our part to partially offset our inability to provide equity-based compensation to our employees. We consider this benefit to be a significant element of our compensation program as it pertains to our tenured executives and other key tenured employees. Based on this belief, we have elected to provide a benefit under this plan that is at or near the competitive market median for our named executive officers that participate in the plan.
The details of this plan and the accumulated pension benefits for our named executive officers (excluding Mr. Trapani) can be found in the Pension Benefits Table and accompanying narrative on pages 115-117 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2014 was $260,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2014, combined contributions to the plan could not exceed $52,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 25 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service, including, if applicable, their service with a financial services institution that participated in the Pentegra Defined Contribution Plan for Financial Institutions, during which service the employee was covered by such plan. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 28 different fund options. Based on their tenure with us (and, in the case of Messrs. Bhasin and Madhavan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra Defined Contribution Plan for Financial Institutions), each of our named executive officers other than Mr. Trapani was eligible to receive in 2014 a 200 percent matching contribution on the first 3 percent of their eligible monthly base salary that they contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. Beginning in August 2014, Mr. Trapani was eligible to receive a 100 percent matching contribution on the first 5 percent of his eligible monthly base salary that he contributed to the plan, subject to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 111 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2014” table.
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
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive if not for the limits imposed on the qualified plan by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 111 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2014” table. Our previous competitive market analyses have indicated that our matching contributions to the qualified savings plan are at or near the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this is also true for the matching contributions that we provide under the deferred compensation program. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 117-119.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that currently serves as an additional incentive for one of our executive officers (Mr. Lewis) to remain with us. As discussed below, Mr. Joiner, the only other named executive officer that participates in the SERP, is already fully vested in his benefits. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided to discontinue contributions to our SERP for the foreseeable future. The Committee and Board of Directors may consider reactivating or replacing the SERP at some point in the future; however, the timing of any actions that might be taken is not known at this time. If the SERP is reactivated or replaced, the Committee and Board of Directors would expect to add our other executive officers as participants. While active, our intent with the SERP was to make up a portion of the pension benefit that was lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code (it was never our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan). Each participant’s benefit under the SERP consists of the contributions we made on his behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP were determined solely at the discretion of our Board of Directors and were, during the periods in which they were made, based upon our desire to provide a reasonable level of supplemental retirement income to the participants. Generally, benefits under the SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. As of December 31, 2014, Mr. Joiner met the Rule of 70. If his employment with us continues, Mr. Lewis will attain the Rule of 70 in approximately 3 years. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his death or disability. Otherwise, vested benefits are not payable to the participant until he reaches age 62 or, if later, upon retirement. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
Many other comparable financial institutions in our defined competitive markets offer supplemental executive retirement plans that are designed to fully restore the lost benefits under their tax qualified plans and therefore our decision not to offer this form of compensation at least for the foreseeable future may put us at a competitive disadvantage.
For details regarding the operation of Groups 1 and 2 of our SERP, the final contribution we made in 2014, and the current account balances for Messrs. Joiner and Lewis, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 117.
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
Until recently, we had a long-standing policy under which all regular full-time employees could elect to cash out their accrued and unused vacation leave on an annual basis, subject to certain conditions. Vacation leave cash outs were calculated by multiplying the number of vacation hours cashed out by the employee’s hourly rate. For this purpose, the hourly rate was computed by dividing the employees’ base salary by 2,080 hours. In years prior to 2014, we also automatically bought back from all regular full-time employees all accrued and unused flex leave in excess of our maximum annual carryover amount (520 hours) at a rate of 50 cents on the dollar. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. In 2014, we eliminated both of these annual cash out benefits. Employees (including executive officers) were given the option to either carry over any accrued and unused vacation as of December 31, 2013 (subject to certain limitations) or cash out those vacation hours in 2014. The final vacation leave payouts made to our named executive officers are set forth in the “Components of All Other Compensation for 2014” table (related to the Summary Compensation Table) on page 112. There were no flex leave payouts made to our named executive officers or any other employees for 2014.
Based on our general experience and market knowledge, we believe that our vacation and flex leave cash out benefits were above the market median, although we never conducted a study to confirm this. We did not include, nor did we consider, these items in our total direct compensation analyses for our executive officers.
Our employees accrue vacation at different rates depending upon their job grade level and length of service. When an employee has completed 13 or more years of service, he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can accumulate to two times the amount of vacation he or she earns in an annual period. This policy is effected by allowing employees to carry over no more than the amount of vacation that he or she earns in an annual period to the next calendar year. Based on their job grade level and tenure with the Bank, Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Trapani currently accrue 160 hours of vacation leave per year while Mr. Joiner accrues 200 hours of vacation leave per year. If an employee's employment with us is terminated for any reason, he or she is entitled to receive a payment for all accrued but unused vacation time as of their termination date, which, as noted above, cannot exceed two times the amount of vacation that he or she earns in an annual period.
All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy under any circumstances, including a termination of their employment for any reason. As discussed above, prior to 2014, we automatically bought back all accrued and unused flex leave in excess of our maximum annual carryover amount. We never bought back accrued and unused flex leave in connection with employment terminations.
Perquisites and Tax Gross-ups
In 2014, we provided a limited number of perquisites to our named executive officers, which consisted of the payment of travel and meal costs associated with a spouse accompanying the officer to no more than two out-of-town board functions and the meal costs associated with a spouse accompanying the officer to any of our in-town board functions. In 2014, Mr. Joiner and Mr. Trapani utilized this benefit at a total incremental cost to us of less than $2,000. In addition, we reimbursed Messrs. Bhasin, Madhavan and Trapani for the incremental taxes associated with some of their relocation benefits pursuant to our standard employee relocation assistance procedures. In 2015, we plan to eliminate all spousal travel benefits for our executive officers.

Further, we will only pay for meal costs associated with an executive's spouse if such costs are incurred in connection with our in-town board function to be held in December 2015.
Executive Employment Agreements
On November 20, 2007 (“Effective Date”), we entered into employment agreements with Messrs. Joiner and Lewis. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire at that time to retain the services of these executive officers for no less than the three-year term of the agreements. As of each anniversary of the Effective Date in years prior to 2014, an additional year was automatically added to the unexpired term of the employment agreements because neither we nor the executive officer gave a notice of non-renewal. On November 3, 2014, we gave a written notice of non-renewal to both Mr. Joiner and Mr. Lewis and in so doing we fixed the term of the employment agreements. As a result, the employment agreements with each of these executive officers will expire on November 19, 2016. We took this action in an effort to ultimately bring the executives' compensation packages more in line with current market practices. While the payments resulting from the specified triggering events in the employment agreements are similar in nature and amount to those commonly found in agreements that were used by comparable companies at the time these executive employment agreements were entered into, we determined that such amounts are not comparable to those found in more recent agreements. Upon the expiration of these agreements, it is our current intention to enter into one-year employment agreements with Messrs. Joiner and Lewis that are identical to those that are currently in place with Ms. Chapman and Mr. Trapani (among other executives), as further discussed below.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 120, the employment agreements with Messrs. Joiner and Lewis provide for payments in the event that the executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, or in the event that we relieve the executive officer of his duties during the remaining term of the employment agreement.
Effective January 1, 2014, we entered into employment agreements with five other executive officers who previously did not have employment agreements, including Ms. Chapman and Mr. Trapani. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain the services of these executive officers for no less than the one-year term of the agreements.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 120, the employment agreements with Ms. Chapman and Mr. Trapani provide for payments in the event that the executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, by reason of death or disability of the executive, or as a result of us giving notice of non-renewal of the employment agreement at a time when the executive is willing and able to continue his or her employment on substantially the same terms. The initial one-year term ended on December 31, 2014 and because neither we nor the executives gave a notice of non-renewal, the term of each of these employment agreements was extended through December 31, 2015. On the expiration of the current term and on each yearly anniversary thereafter, the agreements will automatically renew for an additional one-year term unless either we or the executive officer gives a notice of non-renewal. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements used by comparable companies and therefore advance our objective of retaining these executive officers.
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin that is identical in form to the agreements we have with Ms. Chapman and Mr. Trapani. The initial one-year term of the agreement commenced on March 24, 2015 and will end on March 23, 2016. On the expiration of the initial one-year term and on each yearly anniversary thereafter, Mr. Bhasin's employment agreement will automatically renew for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal.
We considered all of the actions described above to be prudent based on our belief that these individuals are extremely well qualified to perform the duties of their respective job positions, that they have skill sets that are highly sought after in the financial services industry, and that their continued employment with us is essential to our ability to meet our business objectives.

2015 Compensation Decisions
The 2015 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2014) are presented below. All of the salaries in the table below were effective January 1, 2015.

Name	2015 Base Salary	Percentage Change
Sanjay Bhasin	$637,500	Increase of 2.0 percent
Paul Joiner	$318,954	Increase of 2.0 percent
Tom Lewis	$328,440	Increase of 2.0 percent
Brehan Chapman	$307,020	Increase of 2.0 percent
Kalyan Madhavan	$433,500	Increase of 2.0 percent
Scott Trapani	$398,310	Increase of 2.0 percent

In September 2014, we engaged McLagan Partners to conduct a competitive market pay study for all of our executive officers. The results of this study showed that there had not been any changes in our competitive markets that warranted any special adjustments for these executives. For Ms. Chapman and Messrs. Joiner, Lewis and Madhavan, their base salary and targeted incentive opportunities remained at or near the competitive market median for their positions. Mr. Bhasin's base salary and targeted incentive opportunities were below the competitive market median for his position (which we believe is appropriate for a new Chief Executive Officer) while Mr. Trapani's base salary and targeted incentive opportunities were above the competitive market median for his position. Based on the study, the Committee or, in the case of Mr. Bhasin, our Board of Directors, approved cost of living adjustments for each of our executive officers effective January 1, 2015.
With regard to the 2015 incentive opportunities for Mr. Joiner, Mr. Lewis and Ms. Chapman, the results of the VPP goal achievement for 2015 and the LTIP goal achievement for the 2013-2015 Performance Period will each be weighted 50 percent to determine the total incentive award payouts for 2015 before any additional incentive payments or other adjustments under the 2013 LTIP. The 2015 incentive opportunities for Messrs. Bhasin, Madhavan and Trapani will be based solely on the results of the VPP goal achievement for 2015, as these executives do not participate in the 2013 LTIP. For purposes of the 2015 VPP and the 2013 LTIP, the calculations will again be based upon the executives' maximum potential award percentages.
For purposes of our 2015 VPP, the Board of Directors has established 11 separate VPP corporate operating objectives. These operating objectives fall into the following broad categories: growth objectives (which includes, among other objectives, an earnings initiative), learning initiatives, and operational excellence. Within each category, there are multiple goals. Unlike our 2014 VPP, there is not a corporate profitability objective separate and apart from our corporate operating goals; for 2015, we elected instead to include our earnings initiative within the corporate operating goals. Further, in a departure from our past practice, we have included a number of tactical goals within our corporate operating objectives, negating the need for separate leadership goals for our executives in 2015.
For 2015, Mr. Trapani's maximum potential award percentage was increased from 35 percent to 43.75 percent, consistent with the maximum potential award percentage for our other executive officers other than Mr. Bhasin. For 2015, Mr. Trapani will share the same corporate operating goals as our other executive officers; however, the weights given to two of the three categories will be different.

The following table sets forth an estimate of the possible VPP awards that can be earned by our named executive officers in 2015. The threshold amounts were computed based upon the assumption that we would only achieve the threshold objective for each of the six corporate operating goals that have a threshold objective (24 percent and 30 percent overall corporate goal achievement for Mr. Trapani and our other named executive officers, respectively). The target amounts were computed based upon the assumption that we would achieve the target objective for each of our 11 corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of our 11 corporate operating goals (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Bhasin will receive a perfect score on his performance appraisal. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. Unlike our 2014 VPP, achievement levels between target and maximum will be interpolated.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2015 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	181,688	325,125	382,500
Paul Joiner	20,931	55,817	69,771
Tom Lewis	21,554	57,477	71,846
Brehan Chapman	20,148	53,729	67,161
Kalyan Madhavan	56,897	151,725	189,656
Scott Trapani	41,823	139,409	174,260

For purposes of our 2013 LTIP, the Board of Directors established five performance goals, each of which has a specific percentage weight of 20 percent. The performance goals under the 2013 LTIP are based upon factors relating to our retained earnings, market value of equity, internal controls, Finance Agency examination findings, and the overall performance in achieving our annual short-term VPP objectives during the 2013-2015 Performance Period.

The following table sets forth an estimate of the possible LTIP awards that can be earned by Mr. Joiner, Mr. Lewis and Ms. Chapman for the 2013-2015 Performance Period. The amounts have been calculated using the same assumptions regarding threshold, target and maximum amounts that were used to calculate the possible awards under the 2014 LTIP (for a discussion of these assumptions, please refer to the Grants of Plan-Based Awards Table related to the 2014 LTIP on page 115 and the narrative preceding that table). For purposes of the 2013 LTIP, the calculations are based upon the participants' average base salaries during the 2013-2015 Performance Period. If, for the 2013-2015 Performance Period, the overall LTIP goal achievement is equal to or greater than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 15 percent of his or her average base salary over the three-year performance period. If the overall LTIP goal achievement for the 2013-2015 Performance Period is equal to or greater than 80 percent but less than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary over the three-year performance period. The target and maximum amounts set forth in the table below include the additional incentive payments equal to 10 percent and 15 percent, respectively, of the executives' average base salaries during the three-year performance period.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2013 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Paul Joiner	40,917	85,731	114,957
Tom Lewis	40,711	85,300	114,379
Brehan Chapman	34,365	72,003	96,550

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 92-109 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Patricia P. Brister, Chairman
Mary E. Ceverha, Vice Chairman
C. Kent Conine
A. Fred Miller, Jr.
Sally I. Nelson
Joseph F. Quinlan, Jr.
Robert M. Rigby

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2014, 2013 and 2012 (to the extent applicable) of our President and Chief Executive Officer (who joined the Bank on May 12, 2014); our Senior Vice President and Chief Strategy Officer (who served as our Interim President and Chief Executive Officer from September 17, 2013 through May 11, 2014); our Senior Vice President and Chief Financial Officer (who served as our Chief Accounting Officer during 2012, 2013 and the period from January 1, 2014 through June 10, 2014 and as our principal financial officer during all of 2014), and our three other most highly compensated executive officers who were serving as executive officers at the end of 2014. Collectively, the six individuals presented in the table are referred to as our "named executive officers." Because Brehan Chapman and Scott Trapani were not named executive officers in 2013 and 2012, only their 2014 compensation information is presented. Kalyan Madhavan joined the Bank on August 11, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Sanjay Bhasin	2014	400,240	150,000	(1)	—	—	199,531	153,000	237,248	1,140,019
President/CEO

Paul Joiner	2014	312,700	165,635	(2)	—	—	141,610	403,000	18,762	1,041,707
SVP/Chief Strategy Officer/	2013	303,593	—		—	—	150,945	65,000	23,629	543,167
Former Interim President/	2012	294,750	—		—	—	136,600	207,000	22,367	660,717
Chief Executive Officer

Tom Lewis	2014	310,615	22,518	(1)	—	—	136,986	304,000	50,407	824,526
SVP/Chief Financial Officer	2013	291,490	—		—	—	144,938	—	67,765	504,193
	2012	283,000	—		—	—	131,655	125,000	89,679	629,334

Brehan Chapman	2014	270,972	95,850	(1)	—	—	102,904	141,000	15,329	626,055
SVP/Chief Administrative
Officer

Kalyan Madhavan	2014	167,548	95,479	(1)	—	—	58,880	136,000	165,732	623,639
EVP/Group Head, Members
& Markets

Scott Trapani	2014	390,500	19,525	(1)	—	—	128,475	—	31,594	570,094
SVP/Chief Risk Officer
___________________________________

(1)
Amounts represent discretionary awards for services rendered in 2014. With the exception of a $48,000 discretionary award that was paid to Ms. Chapman in May 2014, all of the amounts shown will be paid to the named executive officers on March 31, 2015.

(2)
The amount reported for Mr. Joiner consists of a $150,000 special bonus in recognition of his services as our Interim President and Chief Executive Officer during the period from September 17, 2013 through May 11, 2014 and a $15,635 discretionary award for the other services he rendered in 2014. The special bonus was paid to Mr. Joiner in May 2014 and his discretionary award will be paid on March 31, 2015.

(3)
Amounts for 2014 represent VPP awards earned for services rendered in 2014 and, for Mr. Joiner, Mr. Lewis and Ms. Chapman, LTIP awards earned for services rendered during 2012, 2013 and 2014. Amounts for 2013 represent VPP awards earned for services rendered in 2013 and LTIP awards earned for services rendered during 2011, 2012 and 2013. Amounts for 2012 represent VPP awards earned for services rendered in 2012 and LTIP awards earned for services rendered during 2010, 2011 and 2012. The amounts shown for 2013 and 2012 were paid to the named executive officers in March 2014 and March 2013, respectively. The amounts shown for 2014 will be paid on March 31, 2015. The components of this column for 2014 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2014."

(4)
Amounts reported in this column for 2014, 2013 and 2012 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years (or, in the case of Messrs. Bhasin and Madhavan, the period during which each of them was employed by us in 2014), calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 115-117. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2014, 2013 or 2012. In 2013, the actuarial present value of the accumulated pension benefits for Mr. Lewis decreased by $27,000.

(5)	The components of this column for 2014 are provided in the table below entitled "Components of All Other Compensation for 2014."

Components of Non-Equity Incentive Plan Compensation for 2014

Name	2014 VPP ($)	2012 LTIP ($) (1)	Total Non-Equity Incentive Plan Compensation ($)

Sanjay Bhasin	199,531	—	199,531
Paul Joiner	51,986	89,624	141,610
Tom Lewis	49,914	87,072	136,986
Brehan Chapman	36,159	66,745	102,904
Kalyan Madhavan	58,880	—	58,880
Scott Trapani	128,475	—	128,475
_______________________________________

(1)	The 2012 LTIP covered the three-year performance period from January 1, 2012 through December 31, 2014.
Components of All Other Compensation for 2014

Name	Bank Contributions to Defined Contribution Plans (1)					Payouts for Unused Vacation ($)
	SERP ($)		401(k)/ Thrift Plan ($)		Nonqualified Deferred Compensation Plan (NQDC Plan) ($)		Hiring Incentives ($)		Relocation Benefits ($)	Perquisites ($)	Tax Gross ups ($)		Total All Other Compensation ($)

Sanjay Bhasin	—		790		4,563	—	133,800	(3)	92,480	—	5,615	(4)	237,248
Paul Joiner	—		15,600		3,162	—	—		—	*	—		18,762
Tom Lewis	24,876	(2)	15,600		2,414	7,517	—		—	—	—		50,407
Brehan Chapman	—		15,329		—	—	—		—	—	—		15,329
Kalyan Madhavan	—		8,500		—	—	100,000	(3)	46,649	—	10,583	(4)	165,732
Scott Trapani	—		1,670	(2)	1,133	13,778	10,000	(3)	3,785	*	1,228	(4)	31,594
_______________________________________

(1)	All amounts are fully vested unless otherwise noted.

(2)	Amounts are not vested.
(3) Payments were made as hiring inducements and not pursuant to any compensatory or discretionary bonus plan and were unrelated to any services rendered by the executive officers as employees of the Bank.

(4)
Represents tax reimbursements on income imputed to Messrs. Bhasin, Madhavan and Trapani for relocation benefits which were either paid or reimbursed pursuant to our standard employee relocation assistance procedures.

* Amounts were less than $1,000.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2014. The threshold amounts were computed based upon the assumption that we would achieve our minimum corporate profitability objective (10 percent profitability achievement) and the threshold objective for each of our 10 corporate operating goals (60 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the target objective for each of our 10 corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve our maximum corporate profitability objective (100 percent profitability achievement) and the stretch objective for each of our 10 corporate operating goals (100 percent overall corporate goal achievement). For the component of Mr. Trapani's 2014 VPP award that was dependent upon the achievement of the Risk Management Department's five goals, the same assumptions were made with respect to the threshold, target and maximum amounts (that is, 60 percent, 80 percent and 100 percent overall Risk Management Department goal achievement, respectively, were used in the computations). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Bhasin would receive a perfect score on his performance appraisal and that the other named executive officers, other than Mr. Trapani, would achieve 100 percent of their joint senior management goals (Mr. Trapani's incentive compensation was not dependent in any way upon the achievement of senior management's goals but rather was based in part upon the achievement of the Risk Management Department's goals). The threshold, target and maximum amounts were further based upon the assumption that each of our named executive officers other than Mr. Bhasin would receive at least a “Meets Expectations” performance rating. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the VPP awards could have been less than the threshold amounts if we achieved our minimum corporate profitability objective but only achieved one or some (but not all) of the threshold objectives relating to our corporate operating goals (and, in the case of Mr. Trapani, the threshold objectives relating to the Risk Management Department's goals). Similarly, because our profitability objective operated on a sliding scale between 10 percent and 100 percent achievement and our achievement of each corporate operating goal (and, in the case of Mr. Trapani, each of the Risk Management Department's goals) could be 0 percent, 60 percent, 80 percent or 100 percent, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. If we did not achieve our minimum profitability objective, then no award payments would have been made to the named executive officers under the VPP (except for Mr. Trapani, whose VPP was not dependent in any way on our profitability) even if we had achieved some or all of our corporate operating goals and/or the executives had achieved some or all of their joint senior management goals. The 2014 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 92 through 109.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2014 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	73,750	212,500	250,000
Paul Joiner	4,104	54,723	68,403
Tom Lewis	3,941	52,541	65,676
Brehan Chapman	2,855	38,063	47,578
Kalyan Madhavan	4,648	61,979	77,474
Scott Trapani	82,005	109,340	136,675
On December 4, 2013, the Board of Directors, acting upon a recommendation from the Committee, approved our 2014 LTIP, subject to the Finance Agency's review. On March 28, 2014, the Finance Agency informed us that it did not object to the 2014 LTIP. The 2014 LTIP was retroactively effective as of January 1, 2014.
The 2014 LTIP provides cash-based award opportunities for Ms. Chapman and Messrs. Joiner, Lewis and Trapani ("Participating NEOs") based on the achievement of performance goals for the period from January 1, 2014 through December 31, 2016 (the "2014-2016 Performance Period"). The performance goals under the 2014 LTIP were established by the Board of Directors and are based upon factors related to our retained earnings, market value of equity, internal controls, Finance Agency examination findings, and the overall performance in achieving our annual short-term VPP objectives (that is, both our profitability and operating goals) during the 2014-2016 Performance Period. Each performance goal under the 2014 LTIP has been assigned a specific percentage weight of 20 percent together with a “threshold,” “target” and “maximum” achievement level except in the case of the goal relating to our overall performance in achieving our annual short-term VPP objectives, which is computed as the average percentage achievement in our VPP during the 2014-2016 Performance Period. For each performance goal with a threshold, target and maximum achievement level, the percentage achievement can be 0 percent (if the threshold goal is not met), 60 percent (if results are equal to the threshold goal), 80 percent (if results are equal to the target goal) or 100 percent (if results are equal to or greater than the maximum goal). LTIP achievement levels between threshold and target and between target and maximum are interpolated in a manner as determined by the Compensation and Human Resources Committee. The results for each performance goal are multiplied by the assigned percentage weight to determine their contribution to the overall 2014 LTIP goal achievement. Generally, awards become vested under the 2014 LTIP if the performance goals for the 2014-2016 Performance Period have been satisfied and the participant is actively employed by us on the last day of the Performance Period (i.e., December 31, 2016). Awards under the 2014 LTIP are payable no later than March 15, 2017 provided the Finance Agency has no objections.
The aggregate maximum awards that can be earned by each Participating NEO in 2016 under both the 2016 VPP and the 2014 LTIP are 43.75 percent of their base salary, with certain exceptions as described below. For purposes of the 2014 LTIP, the calculations are based upon the participants' average base salaries during the 2014-2016 Performance Period and the executives’ maximum potential award percentages. The calculations for the 2016 VPP will be based upon the base salaries in effect as of January 1, 2016 and the participants' maximum potential award percentages. The results of the 2016 VPP goal achievement and the 2014 LTIP goal achievement will each be weighted 50 percent to determine the total incentive award payout for 2016 before any additional incentives or other adjustments.
The 2014 LTIP provides for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds are met, any or all of which could increase a participant’s total maximum incentive award payout (including both short- and long-term incentives) to an amount that is greater than the maximum potential awards described above. If the overall

2014 LTIP goal achievement is equal to or greater than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 15 percent of his or her average base salary during the 2014-2016 Performance Period. If the overall 2014 LTIP goal achievement is equal to or greater than 80 percent but less than 90 percent, each participant will be entitled to receive an additional incentive payment in an amount equal to 10 percent of his or her average base salary during the 2014-2016 Performance Period. In addition, the Board of Directors has delegated to our President and Chief Executive Officer the authority to grant an additional discretionary award under the 2014 LTIP to a participant to address external market considerations. The aggregate pool of funds available for discretionary awards cannot exceed 10 percent of the total long-term incentive awards. Further, the final 2014 LTIP awards may be modified up or down at the Board of Directors' discretion to account for performance that is not captured in the performance goals.
The amount of the award that is ultimately payable to a participant under the 2014 LTIP is based upon the level at which the performance goals have been achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the 2014 LTIP performance goals have been achieved, the Board of Directors will base its decision on the following qualifiers when deciding whether to approve payouts under the 2014 LTIP: (i) the consistent ability to pay quarterly dividends to members throughout the 2014-2016 Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the 2014-2016 Performance Period; and (iii) the maintenance of a triple-A credit rating from Moody’s and S&P.
As of December 31, 2014, Moody's had assigned a deposit rating of Aaa to us. At that same date, S&P had assigned a long-term counterparty credit rating of AA+ to us. In the application of S&P's Government Related Entities criteria, our credit rating is constrained by the long-term credit rating of the U.S. government.
When assessing performance results and determining final 2014 LTIP awards, the Board of Directors may also consider those events that, in its opinion and discretion, are outside the significant influence of the participant or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Further, the Board of Directors may adjust the performance goals to ensure that the purpose of the 2014 LTIP is served.
The 2014 LTIP includes provisions that require forfeiture of awards in specified circumstances, including a determination by the Finance Agency that there is an unsafe or unsound practice or condition within a participant’s area(s) of responsibility and that unsafe or unsound practice or condition is not subsequently resolved in our favor, and also subjects awards to cancellation if they are determined to be based on fraud or material financial misstatements. Further, the Board of Directors will use its discretion to reduce the amount of the 2014 LTIP awards for one or more of our named executive officers if during the 2014-2016 Performance Period it determines that: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive award amounts; (ii) the submission of information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency has not been provided in a timely manner; or (iii) we fail to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management's attention.
The Board of Directors may amend or terminate the 2014 LTIP at any time in its sole discretion. Absent an amendment to the contrary, 2014 LTIP benefits that have vested prior to a termination of the 2014 LTIP will be paid at the times and in the manner provided for by the 2014 LTIP at the time of its termination.
The following table sets forth an estimate of the possible 2014 LTIP awards that can be earned by the Participating NEOs for the Performance Period that runs from January 1, 2014 through December 31, 2016. The threshold amounts were computed based upon the assumption that we will achieve the threshold objective for each of our four 2014 LTIP goals that have specific objectives and that the average VPP achievement during the 2014-2016 Performance Period will equal 60 percent (60 percent overall LTIP goal achievement). The target amounts were computed based upon the assumption that we will achieve the target objective for each of our four 2014 LTIP goals that have specific objectives and that the average VPP achievement during the 2014-2016 Performance Period will equal 80 percent (80 percent overall LTIP goal achievement). The maximum amounts were computed based upon the assumption that we will achieve the stretch objective for each of our four 2014 LTIP goals that have specific objectives and that the average VPP achievement during the 2014-2016 Performance Period will equal 100 percent (100 percent overall LTIP goal achievement). The target and maximum amounts set forth in the table below include the additional incentive payments equal to 10 percent and 15 percent, respectively, of the named executive officer’s average base salaries during the 2014-2016 Performance Period. For purposes of estimating the possible payouts under the 2014 LTIP, the average base salaries were computed based upon the assumption that the named executive officers' base salaries presented in the table on page 108 would remain unchanged in 2016. As a result, the estimated possible 2014 LTIP payments for the named executive officers could increase depending upon the actions, if any, that are taken in December 2015 with respect to the named executive officers' base salaries for 2016. Similar to our VPP awards, the ultimate 2014 LTIP payouts (other than the maximum payouts) could vary significantly from the amounts presented in the table given the number of variables involved in the calculation of the final payouts. For instance, the 2014 LTIP payouts could be substantially less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the four 2014 LTIP goals that have specific objectives. Similarly, because achievement levels between threshold and target and between target and maximum are interpolated, the ultimate 2014 LTIP payouts could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2014 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Paul Joiner	41,589	87,139	116,845
Tom Lewis	42,328	88,687	118,921
Brehan Chapman	38,719	81,126	108,783
Scott Trapani	51,909	108,763	145,841

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Mr. Joiner, Mr. Lewis and Ms. Chapman were hired prior to January 1, 2007. Messrs. Bhasin and Madhavan participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. Mr. Trapani does not participate in the Pentegra DB Plan because he was hired in July 2013 and he did not have prior service with a financial services institution that participated in the plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers that participate in the Pentegra DB Plan as of December 31, 2014. The number of years of credited service and the pension benefits shown for Messrs. Bhasin and Madhavan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	10.1	426,000	—
Paul Joiner	Pentegra DB Plan	30.0	2,827,000	—
Tom Lewis	Pentegra DB Plan	11.9	889,000	—
Brehan Chapman	Pentegra DB Plan	10.0	313,000	—
Kalyan Madhavan	Pentegra DB Plan	9.2	418,000	—
The regular form of retirement benefit under the Pentegra DB Plan is a single life annuity that includes a lump sum death benefit. The normal retirement age is 65, but the plan provides for an unreduced retirement benefit beginning at age 60 (if hired prior to July 1, 2003) or age 62 (for employees hired on or after July 1, 2003 that meet the eligibility requirements to participate in the Pentegra DB Plan). For employees who are not eligible to participate in the Pentegra DB Plan (e.g., Mr. Trapani), we offer an enhanced defined contribution plan. Messrs. Joiner and Lewis were hired prior to July 1, 2003 while Ms. Chapman and Messrs. Bhasin and Madhavan were hired after July 1, 2003.
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:

•
Retirement at the earliest age at which benefits are not reduced for each of the participants based upon their hire date (that is, benefits that have been accumulated through December 31, 2014 commence at age 60 (for Mr. Lewis) or at age 62 (for Mr. Bhasin, Ms. Chapman and Mr. Madhavan) and are discounted to December 31, 2014 if applicable);

•	Mr. Joiner's accumulated benefit is not discounted as he was eligible to receive an unreduced benefit as of December 31, 2014;

•
Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 3.95 percent. The lump sum benefit is calculated using a discount rate of either 3.95 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);

•
The annuity benefit is valued using the RP-2014 white collar worker annuitant table with mortality improvement scale MP-2014 and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2014; and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2014, this amount was $210,000 at age 65). The annual pension benefit limit is less than $210,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2014, this amount was $260,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2015, the Internal Revenue Service increased the maximum compensation limit to $265,000 per year. The Internal Revenue Service did not increase the maximum allowable annual benefit for 2015.
Benefit Formula
Subject to the exceptions noted below for Messrs. Bhasin and Madhavan, the annual benefit payable under the Pentegra DB Plan (assuming a participant chooses a single life annuity with a lump sum death benefit) is calculated using the following formula:

•	3 percent x years of service credited prior to July 1, 2003 x high three-year average compensation plus

•	2 percent x years of service credited on or after July 1, 2003 x high three-year average compensation
The high three-year average compensation is the average of a participant’s highest three consecutive calendar years of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2014 Internal Revenue Code limitation of $260,000 per year. In 2014, the compensation of all of our participating executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2014, Mr. Bhasin, Mr. Joiner, Mr. Lewis, Ms. Chapman and Mr. Madhavan had accumulated 0.6, 10.1, 11.5, 10.0 and 0.3 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Joiner and Mr. Lewis, the remainder of their service (19.9 and 0.4 years, respectively) has been credited at the 3 percent service accrual rate. Based on her hire date, all of Ms. Chapman's service has been credited at the 2 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin and Madhavan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2014, all of the named executive officers that participate in the Pentegra DB Plan were fully vested in their accrued pension benefits.
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
As Messrs. Joiner and Lewis were hired prior to July 1, 2003, they are eligible to receive an unreduced benefit at age 60. Mr. Bhasin, Ms. Chapman and Mr. Madhavan are eligible to receive an unreduced benefit at age 62. As of December 31, 2014, Mr. Joiner was eligible to retire with full benefits. At that same date, Mr. Lewis was eligible for early retirement with reduced benefits. Because he has not met the Rule of 70, the early retirement reduction factor applicable to Mr. Lewis is 3.0 percent for each year that the benefit is paid prior to Mr. Lewis reaching age 60. As of December 31, 2014, the reduction for Mr. Lewis would have been approximately 24.0 percent. Given their ages, Mr. Bhasin, Ms. Chapman and Mr. Madhavan are not yet eligible for early retirement.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2014 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan and includes only the named executive officers who participate in one or both plans. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”) for Messrs. Joiner and Lewis. Ms. Chapman and Messrs. Bhasin, Madhavan and Trapani do not participate in the SERP. As discussed more fully in the Compensation Discussion and Analysis on page 105, we do not intend in the foreseeable future to add any new participants to the SERP, nor do we intend to make any additional SERP contributions on behalf of Mr. Joiner or Mr. Lewis. The term "NQDC Plan" refers to our Consolidated Deferred Compensation Plan and any predecessor plans. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics. Messrs. Bhasin, Joiner, Lewis and Trapani participate in our NQDC Plan. Ms. Chapman and Mr. Madhavan elected not to participate in our NQDC Plan in 2014. Further, Ms. Chapman has not participated in the NQDC Plan in prior years.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	18,750	4,563	984	—	24,297

Paul Joiner
NQDC Plan	2,040	3,162	3,848	—	67,280
SERP — Group 1	—	—	10,651	—	445,026
	2,040	3,162	14,499	—	512,306
Tom Lewis
NQDC Plan	2,040	2,414	275	16,186	40,201
SERP — Group 1	—	24,876	6,850	—	301,415
SERP — Group 2	—	—	528	—	10,140
	2,040	27,290	7,653	16,186	351,756
Scott Trapani
NQDC Plan	2,040	1,133	283	—	5,414
_______________________________________

(1)	All amounts in this column are included in the “Salary” column for 2014 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2014 in the Summary Compensation Table.

(3)
The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2014 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2014 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2011, 2010 or 2009 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented above) had been required; and (3) earnings (losses) accumulated through December 31, 2014 (2014 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because Mr. Joiner and Mr. Lewis have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

				Amounts Not Previously Distributed
	Amounts Reported in Summary Compensation Table			Reportable Compensation Related to Years Prior to 2012 ($)	Cumulative Earnings Excluded from Reportable Compensation ($)
Name	2014 ($)	2013 ($)	2012 ($)			Total ($)
Sanjay Bhasin	23,313	—	—	—	984	24,297
Paul Joiner	5,202	4,956	4,725	312,929	184,494	512,306
Tom Lewis	29,330	41,560	45,270	156,194	79,402	351,756
Scott Trapani	3,173	1,925	—	—	316	5,414
NQDC Plan
Under our NQDC Plan, our named executive officers and other highly compensated employees may elect to defer receipt of all or part of their VPP award and a portion of their base salary, subject in all cases to a minimum annual deferral of $2,040. In 2014 and prior years, we did not permit the deferral of LTIP awards. Deferral elections are made by eligible employees in December of each year for amounts to be earned in the following year and are irrevocable. Based upon the length of service of our named executive officers (excluding Mr. Trapani and including, in the case of Messrs. Bhasin and Madhavan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under our qualified plan (for 2014, the maximum compensation limit for qualified plans was $260,000). In August 2014, we began matching 100 percent of the first 5 percent of Mr. Trapani's contributed salary reduced by 5 percent of his eligible compensation under our qualified plan (based on his ineligibility to participate in the Pentegra DB Plan and his tenure with us). Base salary deferred under our NQDC Plan is not included in eligible compensation for purposes of our qualified plan. All of our participating executives are fully vested in their NQDC Plan account balance at all times.
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
SERP
Our SERP was established primarily to provide supplemental retirement benefits to those employees who were serving as our executive officers at the time the SERP was established. Messrs. Joiner and Lewis are the only remaining executives from that group. As noted above, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics. Group 2, as explained below, was established to provide benefits to a specified group of our employees, only one of whom is a named executive officer.
Group 1
Messrs. Joiner and Lewis participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group 1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. If, prior to becoming vested, the officer terminates employment for any reason other than death or disability, or he or she is removed from Group 1, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make future contributions to the Group 1 SERP. Messrs. Joiner and Lewis are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Joiner and Mr. Lewis is based solely on the contributions that were made by us on their behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to either participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of either participant. Based upon his age (62) and years of service with us as of December 31, 2014, Mr. Joiner is fully vested in his Group 1 benefits. Mr. Lewis is not vested in his Group 1 benefits as the sum of his age and years of service with us is approximately 64. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. Mr. Joiner has elected to receive his Group 1 benefits in annual installments over 10 years. Upon his retirement or termination, Mr. Joiner's Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with his investment selections. Mr. Lewis has elected to receive his Group 1 benefits in a lump sum distribution. If Mr. Lewis dies before reaching age 62, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee.
Group 2
Mr. Lewis is the only named executive officer who participates in Group 2. Eligibility for the Group 2 SERP was limited to all of our employees who were employed as of June 30, 2003 but who were not eligible to receive a special one-time supplemental contribution to our qualified plan (the Pentegra Defined Contribution Plan for Financial Institutions) because of limitations imposed by that plan (only employees eligible to receive a matching contribution as of December 31, 2002 were eligible to receive the one-time supplemental contribution to our qualified plan). At the time the SERP was established, 22 ineligible employees, including Mr. Lewis, were enrolled in Group 2. The supplemental contribution, equal to 3 percent of each ineligible employee’s base salary as of June 30, 2003, was made to the Group 2 SERP to partially offset a reduction in the employee service accrual rate applicable to our defined benefit pension plan (the Pentegra DB Plan) from 3 percent to 2 percent effective July 1, 2003. Because Mr. Joiner, our only other named executive officer who was employed by us as of June 30, 2003, was eligible to receive a matching contribution as of December 31, 2002, the special one-time supplemental contribution was made on his behalf to our qualified plan in 2003. Our employees are not permitted to make contributions to the Group 2 SERP, nor do we intend to make any future contributions to the Group 2 SERP. Mr. Lewis is fully vested in the one-time contribution and the accumulated earnings on that contribution. The ultimate benefit to be derived by Mr. Lewis from Group 2 is dependent upon the earnings or losses generated on the one-time contribution. We have not guaranteed a specific benefit amount or investment return to him or any of the other employees participating in Group 2. Based on his preexisting election, Mr. Lewis' benefit under Group 2 is payable as a lump sum distribution upon termination of his employment for any reason. Group 2 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Similar to Group 1, decisions regarding the investment of the Group 2 assets are the sole responsibility of our Investment and Administrative Committee.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On November 20, 2007 (“Effective Date”), we entered into identical employment agreements with Messrs. Joiner and Lewis. Effective January 1, 2014, we entered into identical employment agreements with Ms. Chapman and Mr. Trapani that are different than the agreements we have with Messrs. Joiner and Lewis. As further discussed below, the employment agreements with each of these four executive officers provide for certain termination benefits in specified circumstances. As of December 31, 2014, no employment agreement or contract of any kind existed between us and Messrs. Bhasin and Madhavan. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than certain executive officers with whom we have entered into employment agreements, including Ms. Chapman and Messrs. Joiner, Lewis and Trapani. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated as a result of a merger and/or consolidation, or when warranted by economic conditions, functional reorganization, or technological obsolescence (a "RIF Policy Triggering Event"). Accordingly, at December 31, 2014, Messrs. Bhasin and Madhavan would have been entitled to termination benefits under our RIF Policy if a RIF Policy Triggering Event had occurred on that date. In addition, under the terms of our 2013 and 2014 LTIP agreements, if during a three-year LTIP Performance Period an executive officer’s employment with us is terminated due to certain specified events, the LTIP award relating to that three-year Performance Period will, to the extent the performance goals for such Performance Period are ultimately satisfied, be treated as earned in a pro rata manner based upon the relative portion of the Performance Period prior to the executive’s termination of employment. The potential payments upon termination under the November 2007 and January 2014 employment agreements and our RIF Policy, as applicable, are discussed in the following sections.
Employment Agreements with Messrs. Joiner and Lewis
Each of the employment agreements with Messrs. Joiner and Lewis provides that our employment of the executive officer would continue for three years from the Effective Date unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). As of each anniversary of the Effective Date in years prior to 2014, an additional year was automatically added to the unexpired term of the employment agreements because neither we nor the executive officer gave a notice of non-renewal. On November 3, 2014, we gave a written notice of non-renewal to both Mr. Joiner and Mr. Lewis and in so doing we fixed the term of the employment agreements. As a result, the employment agreements with each of these executive officers will expire on November 19, 2016.

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
Under the terms of each employment agreement, in the event that the executive officer’s employment with us is terminated either by the executive officer for good reason or by us other than for cause, or in the event that we relieve the executive officer of his duties during the remaining term of the employment agreement (each, a “Triggering Event”), the executive officer shall be entitled to receive the following payments (each, a “Termination Payment” and collectively, the “Termination Payments”):

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

(v)
continuation of any elective health care benefits that we are providing to the executive officer as of his Termination Date in accordance with the terms of our general RIF Policy discussed below (under this policy, the continuation of health care benefits is limited to no more than a one-year period); and

(vi)
a lump sum payment calculated based on the product of (X) and (Y) where “X” means the then current monthly premium charge for the COBRA Continuation Coverage under the health care benefits plan of the kind the executive officer then subscribes to and “Y” means (a) the number of months for which base salary is payable under (iii) above minus (b) the number of months of health care benefits coverage provided to the executive officer under (v) above.

In addition to the amounts in items (i) through (vi) above, Mr. Joiner will be entitled to receive the amount in his Group 1 SERP account in 10 annual installment payments. Mr. Lewis will be entitled to receive the amount in his Group 1 SERP account in a lump sum distribution upon reaching age 62, provided he is vested in such benefits at the time of a Triggering Event.
If the executive officer’s employment with us is terminated for any reason other than a Triggering Event, the executive officer will be entitled only to the amounts in items (i) and (ii) above provided, however, if his termination is due to a death or disability or if he is otherwise vested, the executive’s Group 1 SERP account balance would become payable to the executive (or his beneficiary) either in a lump sum distribution or annual installment payments as described above. In addition, if the executive's termination is due to a death or disability, the executive (or his beneficiary) would be entitled to receive pro rata 2013 and 2014 LTIP awards as discussed below in the section entitled "Pro Rata LTIP Awards That Would be Due in Connection with Certain Events." In the case of Mr. Lewis, his Group 2 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason.

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
Table 1 sets forth the amounts (or, in the case of the pro rata portion of the 2013 and 2014 LTIP awards, an estimate of the amounts) that would have been payable to Messrs. Joiner and Lewis as of December 31, 2014 if a Triggering Event had occurred on that date. As of December 31, 2014, health care benefits continuation for these executive officers under our RIF Policy would have been one year for Mr. Joiner and 11 months for Mr. Lewis. If the Triggering Event had been related to a sale of us or substantially all of our assets through a merger or other form of sale (for purposes of this discussion and the table below, a “sale”), then a pro rata portion of these executive officers’ 2013 and 2014 LTIP awards would also have been payable on December 31, 2014. Because the achievement levels under our 2013 LTIP and 2014 LTIP are not determinable until the end of each of the three-year Performance Periods (i.e., December 31, 2015 in the case of the 2013 LTIP and December 31, 2016 in the case of the 2014 LTIP), the related amounts presented in the table below are estimates that were based solely on the assumption that a determination would have been made that the target objective for each of the goals (that have specific objectives) contained in our 2013 LTIP and 2014 LTIP had been achieved and that the average VPP achievement during each of the applicable three-year Performance Periods was 80 percent (80 percent overall LTIP goal achievement). Because the LTIP does not address how such a determination would be made if a sale occurred on a date other than the last day of a Performance Period (nor does it address how such a determination would be made in connection with any other significant transaction if such transaction occurred on a date other than the last day of a Performance Period, as discussed below), the calculation of this benefit would be determined by the Compensation and Human Resources Committee in its capacity as the administrator of the plan. As discussed more fully in the narrative preceding the second table in the Grants of Plan-Based Awards section beginning on page 112, the ultimate awards that can be earned by Messrs. Joiner and Lewis under our 2013 and 2014 LTIPs (other than the maximum payouts) can vary significantly. The maximum pro rata 2013 and 2014 LTIP awards that could have been payable on December 31, 2014 if a sale had occurred on that date would have been $115,586 for Mr. Joiner and $115,893 for Mr. Lewis, the components of which are presented in Table 4 below.
TABLE 1

Name	Accrued/ Unpaid Base Salary as of 12/31/14 ($)	Accrued/ Unused Vacation as of 12/31/14 ($)	Undiscounted Value of Base Salary Continuation ($)	2014 Incentive Plan Compensation ($) (1)	Undiscounted Value of Health Care Benefits Continuation ($)	COBRA Continuation Coverage Lump Sum Payment ($)	SERP ($) (2)	Total Termination Benefit if Triggering Event was Unrelated to a Sale ($)	Estimated Pro Rata 2013/2014 LTIP Awards ($)	Total Estimated Termination Benefit if Triggering Event was Related to a Sale ($)
Paul Joiner	—	38,287	590,656	141,610	11,538	24,240	445,026	1,251,357	86,200	1,337,557
Tom Lewis	—	14,874	608,222	136,986	10,577	26,444	10,140	807,243	86,429	893,672
_______________________________________

(1)	The components of this column are provided in the table entitled "Components of Non-Equity Incentive Plan Compensation for 2014" on page 111.

(2)	Amounts reflect the vested balances in Mr. Joiner's Group 1 SERP account and Mr. Lewis' Group 2 SERP account.

Employment Agreements with Ms. Chapman and Mr. Trapani
Effective January 1, 2014, we entered into employment agreements with Ms. Chapman and Mr. Trapani, among other executives who previously did not have employment agreements. Each of these employment agreements provides that we will employ the executive officer for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). On the expiration of the initial one-year term and on each yearly anniversary thereof, the employment agreements will automatically renew for an additional one-year term unless either we or the executive officer gives a notice of non-renewal. Not less than 30 days prior to the expiration date or anniversary date, as the case may be, either we or the executive officer may give a notice of non-renewal, in which case the executive's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay the executive in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to the executive for such 30-day period, in which case the termination of the executive would become effective immediately upon the date of such payment. In 2014, neither we nor the executives gave a notice of non-renewal. As a result, the term of each of these employment agreements was extended through December 31, 2015.
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

If the executive officer's employment with us is terminated for any reason other than a Specified Triggering Event, the executive officer will be entitled only to his or her base salary through the last day of the executive's actual employment with us unless his or her termination is due to a death or disability in which case the executive (or his or her estate) will also be entitled to receive the executive's base salary for an additional 30-day period and any pro rata 2013 and 2014 LTIP awards, as discussed below in the section entitled "Pro Rata LTIP Awards That Would be Due in Connection with Certain Events."
The terms of the employment agreements specify that the right to receive payments under items (a) through (c) above is contingent upon the executive delivering to us an executed severance agreement and a release of claims in a form provided by us.
The terms of the employment agreements with Ms. Chapman and Mr. Trapani provide that during the executive's employment and for a period of one year after the termination of such employment for any reason, the executive will not: (i) engage in a managerial capacity in any business or enterprise in which the executive would serve in a role to affect that entity's decisions with respect to any product or service that competes with our credit products; (ii) directly or indirectly, either alone or in association with others, solicit, recruit, induce, or attempt to solicit, recruit or induce for employment or hire or engage as an independent contractor, any of our employees with whom the executive had contact during his or her employment with us; or (iii) directly or indirectly, either alone or in association with others, solicit, divert or take away, or attempt to solicit, divert or take away, the business or patronage of any of our members or customers with which the executive had material contact during his or her employment with us or about which the executive learned confidential information.
Table 2 sets forth the amounts that would have been payable to Ms. Chapman and Mr. Trapani as of December 31, 2014 if a Specified Triggering Event had occurred on that date. If the Specified Triggering Event had been related to a sale of us or substantially all of our assets through a merger or other form of sale (for purposes of this discussion and Table 2, a “sale”), then a pro rata portion of Ms. Chapman’s 2013 and 2014 LTIP awards and a pro rata portion of Mr. Trapani's 2014 LTIP award would also have been payable on December 31, 2014. As discussed above in the narrative preceding Table 1, because the achievement levels under our 2013 and 2014 LTIP are not determinable until the end of each of the three-year Performance Periods (i.e., December 31, 2015 in the case of the 2013 LTIP and December 31, 2016 in the case of the 2014 LTIP), the related amounts in Table 2 are estimates that were based solely on the assumption that a determination would have been made that the overall LTIP goal achievement was 80 percent. The maximum pro rata 2013 and 2014 LTIP awards that could have been payable on December 31, 2014 if a sale had occurred on that date would have been $100,628 for Ms. Chapman and $48,614 for Mr. Trapani.
TABLE 2

Name	Accrued/ Unused Vacation as of 12/31/14 ($)	Undiscounted Value of Base Salary Continuation ($)	2014 Incentive Plan Compensation ($) (1)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Related to a Specified Triggering Event other than a Sale ($)	Estimated Pro Rata 2013/2014 LTIP Awards ($)	Total Estimated Termination Benefit if Specified Triggering Event was Related to a Sale ($)
Brehan Chapman	9,201	301,000	102,904	11,538	424,643	75,044	499,687
Scott Trapani	11,777	390,500	128,475	11,538	542,290	36,254	578,544
_______________________________________

(1)	The components of this column are provided in the table entitled "Components of Non-Equity Incentive Plan Compensation for 2014" on page 112.
Termination Benefits for Messrs. Bhasin and Madhavan Under our RIF Policy
As of December 31, 2014, no employment agreement or contract of any kind existed between us and Messrs. Bhasin and Madhavan. However, as discussed above, Messrs. Bhasin and Madhavan would have been entitled to benefits under our RIF Policy as of December 31, 2014 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy, which was revised in 2014, is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Bhasin and Madhavan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any employee under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation. If an employee is involuntarily terminated due to a reduction in force, disability, or death, he or she is not eligible to receive a prorated portion of their VPP award, unless specifically preapproved by our President and Chief Executive Officer. However, if the same employee is involuntarily terminated during the first two months of a calendar year and prior to the payout of the previous year's VPP award, the employee is eligible to receive the VPP award for the prior year assuming all of the other eligibility requirements are met.
Benefits continuation includes vacation that would have been accrued by the employee during the severance benefit period, matching contributions that otherwise would have been made on his or her behalf to our 401(k)/Thrift Plan during the severance benefit period (based on elections in effect at the date of termination), and continuation of any health care benefits that we were providing to the employee at the date of his or her termination (our health care benefits are elective and include medical, dental, vision and prescription drug benefits). The dollar equivalent of the future vacation benefit and matching contributions are paid in cash to the employee upon termination. Employees are eligible to continue their pre-existing participation in our health care benefit program, if any, for the length of the severance period by paying premiums at the same subsidized rates that we charge our active employees. If an employee elects to continue his or her coverage, we will pay the difference between the subsidized rate and the full cost of providing the health care benefits during the severance period (in Table 3 below, these amounts are presented in the column entitled "Undiscounted Value of Health Care Benefits Continuation").
Any employee who voluntarily resigns, retires or is discharged for cause is not entitled to any benefits under our RIF Policy. We reserve the right in our sole discretion to amend or discontinue our RIF Policy at any time.
As of December 31, 2014, Messrs. Bhasin and Madhavan would each have been entitled under our RIF Policy to severance pay and benefits continuation for 10.6 months and 9.7 months, respectively. Table 3 sets forth the amounts that would have been payable to Messrs. Bhasin and Madhavan as of December 31, 2014 if a RIF Policy Triggering Event had occurred on that date (the amounts presented in Table 3 assume that the payments of these executives' 2014 VPP awards would have been approved).

TABLE 3

Name	Accrued/Unused Vacation as of 12/31/14 ($)	Undiscounted Value of Base Salary Continuation ($)	2014 VPP Award ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	Total Termination Benefit ($)
Sanjay Bhasin	20,048	552,083	199,531	10,776	40,064	15,900	838,402
Kalyan Madhavan	10,359	343,542	58,880	9,796	24,519	15,900	462,996

Under the terms of our RIF Policy, Messrs. Bhasin and Madhavan would not have been required to execute any non-compete, non-solicitation, non-disparagement or confidentiality agreements in order to receive the termination benefits described above.
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin that is identical in form to the agreements we have with Ms. Chapman and Mr. Trapani. The initial one-year term of the agreement commenced on March 24, 2015 and will end on March 23, 2016. On the expiration of the initial one-year term and on each yearly anniversary thereafter, Mr. Bhasin's employment agreement will automatically renew for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal.

Pro Rata LTIP Awards That Would be Due in Connection with Certain Events

The components of the LTIP-related payments in Tables 1 and 2 above (and, for comparative purposes, the maximum LTIP-related amounts) are as follows:
TABLE 4

Name	Estimated Pro Rata 2013 LTIP Award ($)	Estimated Pro Rata 2014 LTIP Award ($)	Estimated Pro Rata 2013/2014 LTIP Awards ($)	Maximum Pro Rata 2013 LTIP Award ($)	Maximum Pro Rata 2014 LTIP Award ($)	Maximum Pro Rata 2013/2014 LTIP Awards ($)
Paul Joiner	57,154	29,046	86,200	76,638	38,948	115,586
Tom Lewis	56,867	29,562	86,429	76,253	39,640	115,893
Brehan Chapman	48,002	27,042	75,044	64,367	36,261	100,628
Scott Trapani	—	36,254	36,254	—	48,614	48,614
If during the three-year Performance Periods covered by the 2013 and 2014 LTIPs an executive officer’s employment with us is terminated due to death, disability, retirement (provided the officer is age 55 or older with at least 10 years of service at the time of his or her retirement) or special circumstances as approved by our Board of Directors (which may include, but is not limited to, a significant change in an executive officer’s job responsibilities other than for cause), the LTIP award relating to that three-year Performance Period will, to the extent the performance goals for such Performance Period are ultimately satisfied, be treated as earned in a pro rata manner based upon the relative portion of the Performance Period prior to the executive’s termination of employment. The LTIP award would become vested on the last day of the Performance Period in which the termination occurs and would be payable no later than March 15 of the year following the year in which the award became vested. If a termination of any of our executive officers had occurred on December 31, 2014 for any of the reasons cited in the first sentence of this paragraph, the executive (or his or her beneficiary in the event of the executive’s death) would have been entitled (provided that any of the conditions described in that sentence were met) to receive (i) in early 2016 two-thirds of the 2013 LTIP award that would be calculable following the end of that plan’s Performance Period on December 31, 2015 and (ii) in early 2017 one-third of the 2014 LTIP award that would be calculable following the end of that plan’s Performance Period on December 31, 2016. As of December 31, 2014, Mr. Joiner was the only named executive officer that satisfied the eligibility requirements to receive a pro rata 2013 LTIP award and a pro rata 2014 LTIP award in connection with a planned, voluntary retirement. For an estimate of the amounts that would have been payable to our named executive officers in early 2016 (under the 2013 LTIP) and early 2017 (under the 2014 LTIP) if such executive’s employment with us had been terminated on December 31, 2014 due to his or her death, disability, retirement (in the case of Mr. Joiner only) or special circumstances as approved by our Board of Directors, please refer to the columns entitled “Estimated Pro Rata 2013 LTIP Award” and "Estimated Pro Rata 2014 LTIP Award," respectively, in Table 4 above and, importantly, the narrative preceding Table 1.
If during the three-year Performance Periods covered by the 2013 and 2014 LTIPs: (1) we are merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity is merged or consolidated into us; (2) we sell or transfer all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we are liquidated or dissolved (each, a “Significant Transaction”), then any portion of an LTIP award that has not otherwise become vested as of the date of the Significant Transaction would be treated as earned and vested effective as of the date of the Significant Transaction, in a pro rata manner equivalent to the period of time during the Performance Period that the named executive officer participated in the LTIP prior to the date of the Significant Transaction. The pro rata LTIP award would be payable on the date on which the Significant Transaction occurs. In the case of a Significant Transaction, LTIP-related payments are not conditioned upon a termination of the executive’s employment with us. For an estimate of the amounts that would have been payable to our named executive officers under the 2013 LTIP and the 2014 LTIP as of December 31, 2014 if a Significant Transaction had occurred on that date, please refer to the column entitled “Estimated Pro Rata 2013/2014 LTIP Awards” in Table 4 above and, importantly, the narrative preceding Table 1.
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
Executive Departure
On March 23, 2015, Emanuel Edmondson resigned his employment with us. Prior to his resignation, which was effective immediately, Mr. Edmondson served as our Senior Vice President and Chief Information Officer. Pursuant to the terms of a Separation and Release Agreement between us and Mr. Edmondson (the “Separation Agreement”), and in lieu of any amounts that might otherwise be payable to Mr. Edmondson under his Executive Employment Agreement dated January 1, 2014, we agreed, among other things, to continue to pay him his base salary through May 31, 2016. In the event Mr. Edmondson has not obtained other employment by May 31, 2016, we will continue to pay him his base salary until the earlier of the date he obtains other employment or July 31, 2016. For the period from March 24, 2015 through May 31, 2016, Mr. Edmondson’s base salary continuation payments will total $362,689. If required, the base salary continuation payments beyond May 31, 2016 could total as much as $51,000 if Mr. Edmondson has not obtained other employment by July 31, 2016. The base salary continuation payments will be paid in accordance with our normal payroll procedures, less all applicable taxes and withholding.

We also agreed under the terms of the Separation Agreement to pay the costs for Mr. Edmondson to complete his Executive MBA at a local university through May 31, 2016. These education costs are expected to approximate $80,000.
Recognizing that Mr. Edmondson is no longer eligible to participate in our 401(k)/Thrift Plan after March 23, 2015, we further agreed to pay $25,000 to him on May 31, 2016 in the event he is employed by that date. In the event Mr. Edmondson has not obtained other employment by May 31, 2016, we will instead pay $28,000 to him on the date he obtains other employment or July 31, 2016, whichever occurs first. In either case, the applicable amount will be paid in a lump sum, less all applicable taxes and withholding.
Under the terms of the Separation Agreement, we also agreed to provide Mr. Edmondson with outplacement and career assistance services through an outplacement firm of our choosing for a period of three months, provided such services begin prior to June 30, 2016. We would expect these services, if utilized by Mr. Edmondson, to cost us approximately $45,000.
In consideration of the separation benefits described above, the Separation Agreement includes a general release of claims by Mr. Edmondson in favor of us and our affiliates, as well as various other undertakings by Mr. Edmondson.
Finally, we will allow Mr. Edmondson to remain in our group health care benefits program through the earlier of July 31, 2016 or the date he obtains health care coverage through another employer. If Mr. Edmondson elects to continue his health care coverage during this period, we would subsidize his premiums such that he would pay the premiums that would have been applicable to him if his employment with us had continued.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he determines are not reasonable. For 2014, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number and type of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2014 (subject to a maximum of six meetings). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in any special telephonic meetings of the Audit Committee and $500 for their participation in any special telephonic meetings of the Board of Directors or any of its other committees.

	Annual Compensation Limit for 2014	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	77,500	13,000
Vice Chairman of the Board	72,500	12,000
Chairman of the Audit Committee	72,500	12,000
Chairmen of all other Board Committees	60,000	10,000
All other Directors	55,000	9,250

The following table sets forth the actual compensation earned by our directors in 2014. Two of the directors presented in the table (Julie A. Cripe and James H. Clayton) no longer serve on our Board of Directors. Ms. Cripe's term ended on March 5, 2014 when she ceased to meet the eligibility requirements to occupy the member directorship to which she previously had been elected. Mr. Clayton's term expired on December 31, 2014. Other than Ms. Cripe and James D. Goudge, all of the directors shown in the table served on our Board of Directors during all of 2014. Mr. Goudge's term as a director began on April 24, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James H. Clayton, Chairman in 2014	77,500	—	—	—	—	*	77,500
Mary E. Ceverha, Vice Chairman in 2014	72,500	—	—	—	—	*	72,500
Dianne W. Bolen	55,000	—	—	—	—	*	55,000
Patricia P. Brister	60,000	—	—	—	—	*	60,000
Tim H. Carter	55,000	—	—	—	—	*	55,000
Albert C. Christman	55,000	—	—	—	—	*	55,000
C. Kent Conine	60,000	—	—	—	—	*	60,000
Julie A. Cripe	10,750	—	—	—	—	*	10,750
James D. Goudge	53,750	—	—	—	—	*	53,750
W. Wesley Hoskins	55,000	—	—	—	—	*	55,000
Michael C. Hutsell	55,000	—	—	—	—	*	55,000
Sally I. Nelson	55,000	—	—	—	—	*	55,000
Joseph F. Quinlan, Jr.	60,000	—	—	—	—	*	60,000
Robert M. Rigby	55,000	—	—	—	—	*	55,000
John P. Salazar	60,000	—	—	—	—	*	60,000
Margo S. Scholin	60,000	—	—	—	—	*	60,000
Ron G. Wiser	72,500	—	—	—	—	*	72,500
_______________________________________

*
Our directors did not receive any other form of compensation in 2014 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $2,215 or zero.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive either a single lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $1,264,000 at December 31, 2014.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. In 2014, all but four of the directors presented in the table used this benefit to some extent at a total cost to us of $13,899. As no individual director was reimbursed more than $2,214 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2014, our directors’ Bank-related travel expenses totaled $218,846, not including the spousal travel and meal reimbursements described above.

For 2015, our directors will again receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number and type of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2015 (subject to a maximum of six meetings). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in in-person or special telephonic meetings of the Audit Committee, $500 for his or her participation in in-person or special telephonic meetings of other Board committees, and $500 for his or her participation in any special telephonic meetings of the Board of Directors.

	Annual Compensation Limit for 2015	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$87,500	$15,000
Vice Chairman of the Board	82,500	13,750
Chairman of the Audit Committee	77,500	13,000
Chairman of the Risk Management Committee	77,500	13,000
Chairmen of all other Board Committees	67,500	11,250
All other Directors	60,000	10,000

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2014 was, prior to or during 2014, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As of March 6, 2015, there were 12,187,971 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. No shareholder beneficially owned more than five percent of the Bank’s outstanding capital stock as of March 6, 2015.
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 16 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of March 6, 2015, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Tim H. Carter	399,419	3.28%
First Security Bank 314 North Spring, Searcy, AR 72143	Michael C. Hutsell	105,473	*
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	64,358	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Joseph F. Quinlan, Jr./Albert C. Christman	13,816	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	9,512	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	1,430	*
Liberty Bank 860 W. Airport Freeway, Suite 100, Hurst, TX 76054	Robert M. Rigby	1,405	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	647	*
Bank of Anguilla 130 Holland Street, Anguilla, MS 38721	A. Fred Miller, Jr.	516	*

All Directors’ Financial Institutions as a group		596,576	4.89%
_______________________________________

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can only be held by our members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by our former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that either are determined by competitive bidding in the case of auctions for our advances and deposits or are established by us, including pricing and collateralization terms, under our Member Products and Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 9 of our 16 directors are officers and/or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than five percent of our capital stock, if any, on terms that are no more favorable to them than comparable transactions with our other similarly situated members.
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
For purposes of the Transactions with Related Persons Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related person has or will have a direct or indirect material interest. The Transactions with Related Persons Policy includes as exceptions to the definition of “related person transaction” those exceptions set forth in Item 404(a) of Regulation S-K (and the related instructions to that item) promulgated under the Exchange Act, except that, prior to May 2014, employment relationships or transactions involving our executive officers and any related compensation resulting solely from that employment relationship or transaction did not require review and approval or ratification by the Audit Committee under any circumstances. Beginning in May 2014, employment relationships or transactions involving an executive officer and any related compensation resulting solely from that employment relationship or transaction do not require review and approval or ratification by the Audit Committee under the Transactions with Related Persons Policy if (i) the compensation arising from the relationship or transaction is reported pursuant to Item 402 of Regulation S-K or (ii) the executive officer is not an immediate family member and such compensation would be reported under Item 402 as compensation earned for services to us if the executive officer was a named executive officer, and such compensation was approved, or recommended to our Board of Directors for approval, by the Board's Compensation and Human Resources Committee.
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
In addition to the named executive officers identified in the Summary Compensation Table on page 111, Sandra Damholt and Gustavo Molina, who serve as our Senior Vice President and General Counsel and our Senior Vice President and Chief Banking Operations Officer, respectively, were each executive officers during all of 2014 and thus "related persons" within the meaning of that term under applicable SEC rules. Further, Emanuel Edmondson, who previously served as our Senior Vice President and Chief Information Officer, was an executive officer during all of 2014 and a portion of 2015 and thus a "related person" within the meaning of that term under applicable SEC rules. On March 23, 2015, Mr. Edmondson resigned his employment with us. As executive officers, their compensation may be deemed to be related person transactions required to be disclosed under applicable SEC rules. As discussed under Item 11 - Executive Compensation - Compensation Discussion and Analysis, prior to May 2014 our President and Chief Executive Officer set the base salaries for our executive officers. Effective January 1, 2014, our then Interim President and Chief Executive Officer set the base salaries for Mr. Edmondson, Ms. Damholt and Mr. Molina at $300,000, $280,000 and $256,300, respectively. The remainder of these executives' 2014 compensation, except for certain perquisites provided to Mr. Edmondson, was either approved by the Board's Compensation and Human Resources Committee or paid to them pursuant to benefit plans that were recommended to our Board of Directors for approval by the Board's Compensation and Human Resources Committee. In 2014, Mr. Edmondson received education reimbursements totaling $25,699 and the use of a Bank-owned computer.
Since January 1, 2014, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K, except as described above. Additionally, since January 1, 2014, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2014.
As of December 31, 2014 and 2013, advances outstanding to Directors’ Financial Institutions aggregated $1.235 billion and $0.452 billion, respectively, representing 6.6 percent and 2.9 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 16 directors. Eight of our directors were elected by our member institutions to represent the five states in our district (“member directors”) while seven of our directors were elected by a plurality of our members at-large (“independent directors”). In addition, one member director was appointed by our Board of Directors to fulfill the unexpired term of a former member director representing the state of Texas. All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included above under Item 10 — Directors, Executive Officers and Corporate Governance.
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
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Tim H. Carter, Mary E. Ceverha, Michael C. Hutsell, Sally I. Nelson, Joseph F. Quinlan, Jr., Robert M. Rigby, Margo S. Scholin and Ron G. Wiser, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, James H. Clayton and Julie A. Cripe served on our Audit Committee during 2014 and were independent under the Finance Agency's criteria. Mr. Clayton's term as a director expired on December 31, 2014. Ms. Cripe's term as a director ended on March 5, 2014 when she ceased to meet the eligibility requirements to serve as a member director representing the state of Texas. On March 5, 2014, Ms. Cripe's member institution, Texas-based OMNIBANK, N.A., was merged with and into Bank of the Ozarks, an Arkansas state chartered bank. Prior to the merger, Ms. Cripe served as a board member, President and Chief Executive Officer of OMNIBANK, N.A. Upon the closing of the merger, Ms. Cripe became an officer of Bank of the Ozarks and in so doing she no longer satisfied the eligibility requirements to occupy the Texas member directorship to which she previously had been elected.

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
The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as were James H. Clayton and Julie A. Cripe, each of whom served as an Audit Committee member during 2014. Mr. Clayton's term as a director expired on December 31, 2014. Ms. Cripe's term as a director ended on March 5, 2014.
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
Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through their member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are Tim H. Carter, Albert C. Christman, James D. Goudge, W. Wesley Hoskins, Michael C. Hutsell, A. Fred Miller, Jr., Joseph F. Quinlan, Jr., Robert M. Rigby and Ron G. Wiser. The determination that none of our member directors is independent for purposes of the NYSE's independence standards also applies to James H. Clayton and Julie A. Cripe, each of whom served on our Board of Directors during 2014. Mr. Clayton's term as a director expired on December 31, 2014. Ms. Cripe's term ended on March 5, 2014.

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
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Tim H. Carter, Michael C. Hutsell, Joseph F. Quinlan, Jr., Robert M. Rigby and Ron G. Wiser) is independent under the NYSE standards for audit committees. Additionally, in 2014, James H. Clayton and Julie A. Cripe served on our Audit Committee. Our Board of Directors determined that Mr. Clayton and Ms. Cripe, as member directors, were not independent under the NYSE independence standards for audit committee members. Mr. Clayton no longer serves on our Board of Directors as his term expired on December 31, 2014. Ms. Cripe's term as a director ended on March 5, 2014.
Our Board of Directors determined that Mary E. Ceverha, Sally I. Nelson and Margo S. Scholin, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2014 and 2013 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2014	2013
Audit fees	$713	$667
Audit-related fees	7	7
Tax fees	—	—
All other fees	—	—
Total fees	$720	$674

In 2014 and 2013, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2014 and 2013, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In both 2014 and 2013, the Bank was assessed $23,000 for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2014 and 2013 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth on pages F-1 through F-55 of this Annual Report on Form 10-K.
(b) Exhibits

3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 25, 2010).*

4.1
Capital Plan of the Registrant, as amended and revised on April 28, 2011 and approved by the Federal Housing Finance Agency on August 5, 2011 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).*

10.1
Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2
2011 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Prior to January 1, 2005, effective March 31, 2011 (incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012).*

10.3
Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.4
2008 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*

10.5
2010 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).*

10.6
Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.7
2011 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for deferrals prior to January 1, 2005, effective March 31, 2011 (incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012).*

10.8
Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.9
2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*

10.10
2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).*

10.11
Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).*

10.12
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25, 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).*

10.13
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference).*

10.14
Form of Employment Agreement between the Registrant and each of Paul Joiner, Michael Sims and Tom Lewis, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).*

10.15
Form of Employment Agreement between the Registrant and each of Brehan Chapman, Emanuel Edmondson, Gustavo Molina and Scott Trapani, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.16
Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014(incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.17
Form of 2012 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 and filed with the SEC on December 28, 2012, which exhibit is incorporated herein by reference).*

10.18
Form of 2013 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 21, 2013 and filed with the SEC on April 2, 2013, which exhibit is incorporated herein by reference).*

10.19
Form of 2014 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 28, 2014 and filed with the SEC on April 3, 2014, which exhibit is incorporated herein by reference).*

10.20
Form of Indemnification Agreement between the Registrant and each of its officers, entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*

10.21
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*

10.22
Separation and Release Agreement between Michael Sims and the Registrant entered into effective May 29, 2014(filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated May 29, 2014 and filed with the SEC on June 4, 2014, which exhibit is incorporated herein by reference).*

10.23
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1
Code of Ethics for Financial Professionals (filed as Exhibit 14.1 to the Bank's Current Report on Form 8-K dated December 3, 2014 and filed with the SEC on December 8, 2014, which exhibit is incorporated herein by reference).*

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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2014 and 2013, (ii) Statements of Income for the Years Ended December 31, 2014, 2013 and 2012, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012, (iv) Statements of Capital for the Years Ended December 31, 2014, 2013 and 2012, (v) Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2014.

*    Commission File No. 000-51405

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 26, 2015	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2015.

/s/ Sanjay Bhasin
Sanjay Bhasin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Tom Lewis
Tom Lewis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph F. Quinlan, Jr.
Joseph F. Quinlan, Jr.
Chairman of the Board of Directors

/s/ Robert M. Rigby
Robert M. Rigby
Vice Chairman of the Board of Directors

/s/ Dianne W. Bolen
Dianne W. Bolen
Director

/s/ Patricia P. Brister
Patricia P. Brister
Director

/s/ Tim H. Carter
Tim H. Carter
Director

/s/ Mary E. Ceverha
Mary E. Ceverha
Director

/s/ Albert C. Christman
Albert C. Christman
Director

/s/ C. Kent Conine
C. Kent Conine
Director

S-1

/s/ James D. Goudge
James D. Goudge
Director

/s/ W. Wesley Hoskins
W. Wesley Hoskins
Director

/s/ Michael C. Hutsell
Michael C. Hutsell
Director

A. Fred Miller, Jr.
Director

/s/ Sally I. Nelson
Sally I. Nelson
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2014 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of Dallas:
In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 26, 2015

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$1,507,708	$911,081
Interest-bearing deposits	266	344
Securities purchased under agreements to resell (Note 12)	350,000	—
Federal funds sold (Notes 18 and 19)	5,613,000	1,468,000
Trading securities (Notes 3, 12 and 17) ($35,985 pledged at December 31, 2014, which can be rehypothecated)	408,563	1,007,757
Available-for-sale securities (Note 4)	6,388,502	5,455,693
Held-to-maturity securities (a) (Note 5)	4,662,013	5,198,549
Advances (Notes 6, 8 and 18)	18,942,400	15,978,945
Mortgage loans held for portfolio, net of allowance for credit losses of $143 and $165 in 2014 and 2013, respectively (Notes 7, 8 and 18)	71,411	91,110
Accrued interest receivable	65,168	64,425
Premises and equipment, net	18,368	18,477
Derivative assets (Notes 12 and 13)	10,454	15,909
Other assets	8,015	11,534
TOTAL ASSETS	$38,045,868	$30,221,824

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 18)
Interest-bearing	$797,390	$885,638
Non-interest bearing	24	29
Total deposits	797,414	885,667
Consolidated obligations (Note 10)
Discount notes	19,131,832	5,984,530
Bonds	16,078,700	21,486,712
Total consolidated obligations	35,210,532	27,471,242
Mandatorily redeemable capital stock (Note 14)	5,059	3,065
Accrued interest payable	39,726	47,035
Affordable Housing Program (Note 11)	25,998	31,864
Derivative liabilities (Notes 12 and 13)	21,521	10,991
Other liabilities	26,705	25,456
Total liabilities	36,126,955	28,475,320
Commitments and contingencies (Notes 11, 13, 15 and 17)
CAPITAL (Notes 14 and 18)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,227,376 and 11,236,747 shares in 2014 and 2013, respectively	1,222,738	1,123,675
Retained earnings
Unrestricted	650,224	615,620
Restricted	49,552	39,850
Total retained earnings	699,776	655,470
Accumulated other comprehensive income (loss) (Note 20)	(3,601)	(32,641)
Total capital	1,918,913	1,746,504
TOTAL LIABILITIES AND CAPITAL	$38,045,868	$30,221,824
_______________________________________

(a)	Fair values: $4,727,130 and $5,258,422 at December 31, 2014 and 2013, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
INTEREST INCOME
Advances	$122,199	$140,550	$186,313
Prepayment fees on advances, net	9,789	17,347	9,105
Interest-bearing deposits	642	1,149	1,392
Securities purchased under agreements to resell	630	1,268	4,477
Federal funds sold	2,913	1,979	2,182
Trading securities	454	327	—
Available-for-sale securities	22,225	22,780	30,456
Held-to-maturity securities	40,351	52,530	67,666
Mortgage loans held for portfolio	4,628	5,908	7,872
Other	—	—	2
Total interest income	203,831	243,838	309,465

INTEREST EXPENSE
Consolidated obligations
Bonds	72,804	89,009	139,306
Discount notes	10,344	6,812	8,418
Deposits	79	129	323
Mandatorily redeemable capital stock	15	23	21
Other borrowings	6	8	8
Total interest expense	83,248	95,981	148,076

NET INTEREST INCOME	120,583	147,857	161,389

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(1,386)	—	(204)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	1,349	—	(156)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(37)	—	(360)

Service fees	2,508	2,705	2,727
Net gains on trading securities	625	1,249	476
Net gains (losses) on derivatives and hedging activities	(423)	4,481	(7,588)
Gains on other liabilities carried at fair value under the fair value option	—	—	2,498
Gains on early extinguishment of debt	962	7,285	—
Letter of credit fees	4,832	4,658	4,659
Other, net	(425)	314	(209)
Total other income	8,042	20,692	2,203

OTHER EXPENSE
Compensation and benefits	39,584	40,103	40,235
Other operating expenses	30,408	25,972	27,403
Finance Agency	2,298	2,372	2,674
Office of Finance	2,344	2,454	2,399
Other	91	12	—
Total other expense	74,725	70,913	72,711

INCOME BEFORE ASSESSMENTS	53,900	97,636	90,881

Affordable Housing Program assessments	5,391	9,766	9,090

NET INCOME	$48,509	$87,870	$81,791
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012

NET INCOME	$48,509	$87,870	$81,791
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	23,280	(23,395)	17,330
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(1,349)	—	(195)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	—	351
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	7,200	8,237	9,836
Postretirement benefit plan
Prior service cost	—	(211)	—
Amortization of prior service cost (credit) included in net periodic benefit cost	2	(17)	(35)
Actuarial gain (loss)	(2)	1,067	147
Amortization of net actuarial gain included in net periodic benefit cost	(91)	(77)	(64)
Total other comprehensive income (loss)	29,040	(14,396)	27,370
TOTAL COMPREHENSIVE INCOME	$77,549	$73,474	$109,161

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2012	12,558	$1,255,793	$488,739	$5,918	$494,657	$(45,615)	$1,704,835
Proceeds from sale of capital stock	7,658	765,834	—	—	—	—	765,834
Repurchase/redemption of capital stock	(8,074)	(807,367)	—	—	—	—	(807,367)
Shares reclassified to mandatorily redeemable capital stock	(16)	(1,632)	—	—	—	—	(1,632)
Comprehensive income
Net income	—	—	65,433	16,358	81,791	—	81,791
Other comprehensive income	—	—	—	—	—	27,370	27,370
Dividends on capital stock
Cash	—	—	(178)	—	(178)	—	(178)
Mandatorily redeemable capital stock	—	—	(19)	—	(19)	—	(19)
Stock	44	4,358	(4,358)	—	(4,358)	—	—

BALANCE, DECEMBER 31, 2012	12,170	1,216,986	549,617	22,276	571,893	(18,245)	1,770,634
Proceeds from sale of capital stock	9,798	979,815	—	—	—	—	979,815
Repurchase/redemption of capital stock	(10,509)	(1,050,878)	—	—	—	—	(1,050,878)
Net shares reclassified to mandatorily redeemable capital stock	(263)	(26,325)	—	—	—	—	(26,325)
Comprehensive income
Net income	—	—	70,296	17,574	87,870	—	87,870
Other comprehensive loss	—	—	—	—	—	(14,396)	(14,396)
Dividends on capital stock
Cash	—	—	(172)	—	(172)	—	(172)
Mandatorily redeemable capital stock	—	—	(44)	—	(44)	—	(44)
Stock	41	4,077	(4,077)	—	(4,077)	—	—

BALANCE, DECEMBER 31, 2013	11,237	1,123,675	615,620	39,850	655,470	(32,641)	1,746,504
Proceeds from sale of capital stock	11,773	1,177,333	—	—	—	—	1,177,333
Repurchase/redemption of capital stock	(10,792)	(1,079,169)	—	—	—	—	(1,079,169)
Shares reclassified to mandatorily redeemable capital stock	(31)	(3,130)	—	—	—	—	(3,130)
Comprehensive income
Net income	—	—	38,807	9,702	48,509	—	48,509
Other comprehensive income	—	—	—	—	—	29,040	29,040
Dividends on capital stock
Cash	—	—	(169)	—	(169)	—	(169)
Mandatorily redeemable capital stock	—	—	(5)	—	(5)	—	(5)
Stock	40	4,029	(4,029)	—	(4,029)	—	—
BALANCE, DECEMBER 31, 2014	12,227	$1,222,738	$650,224	$49,552	$699,776	$(3,601)	$1,918,913

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$48,509	$87,870	$81,791
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	79,024	36,626	37,114
Concessions on consolidated obligation bonds	2,111	1,732	3,898
Premises, equipment and computer software costs	3,563	4,620	6,046
Non-cash interest on mandatorily redeemable capital stock	14	18	24
Net increase in trading securities	(823)	(1,017)	(1,507)
Losses due to change in net fair value adjustment on derivative and hedging activities	92,002	78,538	108,306
Gains on early extinguishment of debt	(962)	(7,285)	—
Gains on other liabilities carried at fair value under the fair value option	—	—	(2,498)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	37	—	360
Net losses on disposition of premises, equipment and computer software	76	—	173
Decrease (increase) in accrued interest receivable	(743)	8,221	(90)
Decrease (increase) in other assets	3,206	(716)	872
Increase (decrease) in Affordable Housing Program (AHP) liability	(5,866)	2,244	(2,693)
Decrease in accrued interest payable	(7,310)	(6,905)	(11,511)
Increase (decrease) in other liabilities	1,158	1,132	(3,102)
Total adjustments	165,487	117,208	135,392
Net cash provided by operating activities	213,996	205,078	217,183

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	185,321	403,590	(665,258)
Net decrease (increase) in securities purchased under agreements to resell	(350,000)	3,000,000	(2,500,000)
Net decrease (increase) in federal funds sold	(4,145,000)	751,000	(574,000)
Net decrease in loan to other FHLBank	—	—	35,000
Net decrease (increase) in short-term trading securities held for investment	599,854	(998,884)	—
Proceeds from maturities of available-for-sale securities	26,497	—	—
Purchases of available-for-sale securities	(986,971)	—	(806,724)
Proceeds from maturities of long-term held-to-maturity securities	1,005,647	1,722,602	1,997,578
Purchases of long-term held-to-maturity securities	(453,459)	(1,694,237)	(739,408)
Principal collected on advances	444,676,288	472,889,692	469,441,483
Advances made	(447,675,939)	(470,756,800)	(469,088,973)
Principal collected on mortgage loans held for portfolio	19,542	30,019	41,068
Purchases of premises, equipment and computer software	(2,820)	(1,484)	(3,135)
Net cash provided by (used in) investing activities	(7,101,040)	5,345,498	(2,862,369)

	For the Years Ended December 31,
	2014	2013	2012
FINANCING ACTIVITIES
Net decrease in deposits and pass-through reserves, including swap collateral held	(90,522)	(289,778)	(344,161)
Net payments on derivative contracts with financing elements	(191,320)	(208,017)	(106,502)
Net proceeds from issuance of consolidated obligations
Discount notes	399,156,245	143,194,013	411,401,741
Bonds	11,387,763	7,901,643	22,960,048
Debt issuance costs	(2,492)	(1,067)	(2,914)
Payments for maturing and retiring consolidated obligations
Discount notes	(386,010,247)	(144,193,430)	(414,216,446)
Bonds	(16,862,596)	(11,864,577)	(17,224,405)
Proceeds from issuance of capital stock	1,177,333	979,815	765,834
Proceeds from issuance of mandatorily redeemable capital stock	5	18	—
Payments for redemption of mandatorily redeemable capital stock	(1,160)	(27,845)	(12,151)
Payments for repurchase/redemption of capital stock	(1,079,169)	(1,050,878)	(807,367)
Cash dividends paid	(169)	(172)	(178)
Net cash provided by (used in) financing activities	7,483,671	(5,560,275)	2,413,499

Net increase (decrease) in cash and cash equivalents	596,627	(9,699)	(231,687)
Cash and cash equivalents at beginning of the year	911,081	920,780	1,152,467
Cash and cash equivalents at end of the year	$1,507,708	$911,081	$920,780

Supplemental disclosures
Interest paid	$115,042	$145,979	$181,852
AHP payments, net	$11,257	$7,522	$11,783
Stock dividends issued	$4,029	$4,077	$4,358
Dividends paid through issuance of mandatorily redeemable capital stock	$5	$44	$19
Capital stock reclassified to mandatorily redeemable capital stock, net	$3,130	$26,325	$1,632
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
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2014 and 2013, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $34,991,000 and $34,443,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $2,050,000, $2,449,000 and $3,295,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. As of December 31, 2014 and 2013, the Bank had $1,287,000 and $1,997,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $1,513,000, $2,171,000 and $2,751,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Net interest income/expense associated with derivatives that qualify for fair value hedge accounting under ASC 815 is recorded as a component of net interest income. An economic hedge is defined as a derivative hedging specific or non-specific assets or liabilities that does not qualify or was not designated for hedge accounting under ASC 815, but is an acceptable hedging strategy under the Bank’s Enterprise Market Risk Management Policy. These hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability as changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no offsetting fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value changes associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.” Cash flows associated with derivatives are reported as cash flows from operating activities in the statements of cash flows, unless the derivatives contain an other-than-insignificant financing element, in which case the cash flows are reported as cash flows from financing activities.
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
         Prepayment Fees. The Bank charges a prepayment fee when members/borrowers prepay certain advances before their original maturities. The Bank records prepayment fees received from members/borrowers net of hedging adjustments included in the book basis of the prepaid advance, if any, as interest income on advances in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances), as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance. If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income over the life of the modified advance using the level-yield method. This amortization is recorded in interest income on advances. If the Bank determines that the advance should be treated as a new advance, or in instances where no new advance is funded, it records the net fees as “prepayment fees on advances” in the interest income section of the statements of income.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $2,179,000 and $1,798,000 at December 31, 2014 and 2013,

respectively, and are included in other assets on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $2,111,000, $1,732,000 and $3,898,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $870,000, $209,000 and $579,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2014, 2013 and 2012, respectively.
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

Note 2— Recently Issued Accounting Guidance
Asset Classification and Charge-offs. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, "Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention" ("AB 2012-02"). The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adoption of the accounting guidance in AB 2012-02, which is effective January 1, 2015, will not have a significant impact on the Bank's results of operations or financial condition.
Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued Accounting Standards Update ("ASU")2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. ASU 2013-04 requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance in ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (January 1, 2014 for the Bank) and is to be applied retrospectively to all prior periods presented. The adoption of this guidance did not have any impact on the Bank's results of operations or financial condition.
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
For public companies, the guidance in ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for the Bank) and may be applied either retrospectively by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the guidance is effective or prospectively to all instances of an entity receiving physical possession of residential real estate property collateralized by consumer mortgage loans that occur after the date of adoption. Early adoption is permitted. The adoption of this guidance will not have a significant impact on the Bank's results of operations or financial condition.
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
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued ASU 2014-14 “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure” (“ASU 2014-14”), which requires that government-guaranteed mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. For public business entities, the guidance in ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 (January 1, 2015 for the Bank) and may be applied using either the modified retrospective transition method or the prospective transition method. Early adoption is permitted. The adoption of this guidance will not have a significant impact on the Bank's results of operations or financial condition.

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014	December 31, 2013
U.S. Treasury Bills	$399,794	$999,505
Other	8,769	8,252
Total	$408,563	$1,007,757

Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.

Net gains on trading securities during the years ended December 31, 2014, 2013 and 2012 included changes in net unrealized holding gain of $418,000, $1,249,000 and $476,000 for securities that were held on December 31, 2014, 2013 and 2012, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2014 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$49,666	$308	$—	$49,974
GSE obligations	4,890,484	31,066	—	4,921,550
Other	411,145	701	535	411,311
	5,351,295	32,075	535	5,382,835
GSE commercial MBS	1,014,795	322	9,450	1,005,667
Total	$6,366,090	$32,397	$9,985	$6,388,502
Available-for-sale securities as of December 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$54,195	$48	$101	$54,142
GSE obligations	4,965,468	6,111	6,201	4,965,378
Other	436,898	418	1,143	436,173
Total	$5,456,561	$6,577	$7,445	$5,455,693
Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
Other	18	$163,153	$535	—	$—	$—	18	$163,153	$535
GSE commercial MBS	29	863,159	9,450	—	—	—	29	863,159	9,450
Total	47	$1,026,312	$9,985	—	$—	$—	47	$1,026,312	$9,985

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

At December 31, 2014, the gross unrealized losses on the Bank’s available-for-sale securities were $9,985,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs or fully secured by collateral that is guaranteed by the U.S government. As of December 31, 2014, the U.S. government and the issuers of the Bank’s holdings of GSE debentures were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of PEFCO debentures were rated triple-A by Moody's and Fitch, and A+ by S&P at that date. Based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE MBS and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at December 31, 2014 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based on PEFCO's creditworthiness, the U.S. government's guaranty of the payment of principal and interest on the collateral securing the PEFCO debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of PEFCO debentures that were in an unrealized loss position at December 31, 2014 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2014.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2014 and 2013 are presented below (in thousands).

	December 31, 2014		December 31, 2013
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$87,379	$87,418	$26,842	$26,851
Due after one year through five years	4,224,231	4,245,122	3,910,837	3,914,956
Due after five years through ten years	1,039,685	1,050,295	1,518,882	1,513,886
	5,351,295	5,382,835	5,456,561	5,455,693
GSE commercial MBS	1,014,795	1,005,667	—	—
Total	$6,366,090	$6,388,502	$5,456,561	$5,455,693
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Amortized cost of available-for-sale securities other than MBS
Fixed-rate	$5,276,295	$5,381,561
Variable-rate	75,000	75,000
	5,351,295	5,456,561
Amortized cost of fixed-rate multi-family MBS	1,014,795	—
Total	$6,366,090	$5,456,561

At December 31, 2014 and 2013, all of the Bank’s fixed-rate available-for-sale securities were swapped to a variable rate.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2014 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$27,119	$—	$27,119	$143	$—	$27,262
Mortgage-backed securities
U.S. government-guaranteed residential MBS	6,642	—	6,642	34	—	6,676
GSE residential MBS	4,424,542	—	4,424,542	46,767	398	4,470,911
Non-agency residential MBS	169,240	27,349	141,891	21,982	3,469	160,404
GSE commercial MBS	61,819	—	61,819	58	—	61,877
	4,662,243	27,349	4,634,894	68,841	3,867	4,699,868
Total	$4,689,362	$27,349	$4,662,013	$68,984	$3,867	$4,727,130

Held-to-maturity securities as of December 31, 2013 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$32,689	$—	$32,689	$126	$156	$32,659
Mortgage-backed securities
U.S. government-guaranteed residential MBS	10,110	—	10,110	58	—	10,168
GSE residential MBS	4,990,347	—	4,990,347	46,734	4,683	5,032,398
Non-agency residential MBS	198,603	33,200	165,403	17,794	—	183,197
	5,199,060	33,200	5,165,860	64,586	4,683	5,225,763
Total	$5,231,749	$33,200	$5,198,549	$64,712	$4,839	$5,258,422
The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2014. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities
GSE residential MBS	1	$10,798	$5	17	$485,626	$393	18	$496,424	$398
Non-agency residential MBS	1	6,874	223	24	131,265	9,917	25	138,139	10,140
Total	2	$17,672	$228	41	$616,891	$10,310	43	$634,563	$10,538

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2013. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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
At December 31, 2014, the gross unrealized losses on the Bank’s held-to-maturity securities were $10,538,000, of which $10,140,000 was attributable to its holdings of non-agency (i.e., private label) residential MBS and $398,000 was attributable to securities that are guaranteed by GSEs. As of December 31, 2014, the U.S. government and the issuers of the Bank's holdings of GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P.
Based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE MBS and the credit ratings assigned by the NRSROs, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at December 31, 2014 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2014.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS ("RMBS"), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2014 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of the end of each calendar quarter in 2014 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2014 assumed changes in home prices ranging from declines of 4 percent to increases of 7 percent over the

12-month period beginning October 1, 2014. For the vast majority of markets, the changes were projected to range from declines of 1 percent to increases of 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it was not likely that it would fully recover the remaining amortized cost basis of one of its previously unimpaired non-agency RMBS and, accordingly, this security was deemed to be other-than-temporarily impaired as of December 31, 2014. The difference between the present value of the cash flows expected to be collected from this security and its amortized cost basis (i.e., the credit loss) totaled $37,000 at December 31, 2014. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its remaining amortized cost basis, only the amount related to the credit loss was recognized in earnings. None of the Bank's other non-agency RMBS were deemed to be other-than-temporarily impaired in 2014.
In addition to the security that was determined to be other-than-temporarily impaired at December 31, 2014, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013. The following table sets forth additional information for each of the securities that was deemed to be other-than-temporarily impaired in 2009, 2010, 2011, 2012 and/or 2014 (in thousands). All of the Bank's non-agency RMBS are rated by Moody's, S&P and/or Fitch. The credit ratings presented in the table represent the lowest rating assigned to the security by any of these NRSROs as of December 31, 2014.

		December 31, 2014			Cumulative from Period of Initial Impairment Through December 31, 2014		December 31, 2014
	Period of Initial Impairment	Credit Rating	Unpaid Principal Balance	Amortized Cost	Non-Credit Component of OTTI	Accretion of Non-Credit Component	Carrying Value	Estimated Fair Value
Security #1	Q1 2009	Triple-C	$11,950	$9,411	$10,271	$8,175	$7,315	$10,025
Security #2	Q1 2009	Triple-C	11,672	10,972	12,389	8,907	7,490	10,443
Security #3	Q2 2009	Single-D	15,100	11,550	15,283	12,340	8,607	12,240
Security #4	Q2 2009	Triple-C	7,815	7,097	7,890	5,914	5,121	6,874
Security #5	Q3 2009	Triple-C	14,379	12,648	10,047	7,705	10,306	12,425
Security #6	Q3 2009	Triple-C	12,485	11,076	10,567	7,578	8,087	10,979
Security #7	Q3 2009	Single-B	4,348	4,267	3,575	2,462	3,154	4,012
Security #8	Q1 2010	Single-B	6,694	6,671	4,968	3,355	5,058	6,065
Security #9	Q1 2010	Triple-C	2,923	2,885	2,208	1,511	2,188	2,582
Security #10	Q4 2010	Triple-C	5,687	5,260	3,331	1,912	3,841	4,944
Security #11	Q4 2010	Triple-C	6,889	6,885	4,096	2,445	5,234	6,048
Security #12	Q4 2010	Triple-C	3,680	3,595	1,820	1,058	2,833	3,269
Security #13	Q4 2010	Triple-C	4,407	4,392	2,418	1,550	3,524	4,095
Security #14	Q2 2011	Triple-C	9,580	9,347	5,942	3,893	7,298	8,037
Security #15	Q4 2014	Single-B	12,527	12,490	1,349	—	11,141	11,141
Totals			$130,136	$118,546	$96,154	$68,805	$91,197	$113,179

For the security for which an other-than-temporary impairment was determined to have occurred as of December 31, 2014, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings (dollars in thousands):

					Significant Inputs(2)
	Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of December 31, 2014	Quarterly Period of Most Recent Impairment	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of December 31, 2014(3)
Security #15	2005	Alt-A/Option ARM	$12,527	Q4 2014	7.8%	22.0%	38.7%	34.3%
________________________________________

(1)
Although Security #15 was not labeled as Alt-A at the time of issuance, based upon its current collateral and performance characteristics, this other-than-temporarily impaired security was analyzed using Alt-A assumptions.

(2)
The prepayment rate reflects the weighted average of projected future voluntary prepayments. The default rate reflects the total balance of loans projected to default as a percentage of the current unpaid principal balance of the underlying loan pool. The loss severity reflects the total projected loan losses as a percentage of the total balance of loans that are projected to default.

(3)
The current credit enhancement percentage reflects the ability of subordinated classes of securities to absorb principal losses and interest shortfalls before the senior class held by the Bank is impacted (i.e., the losses, expressed as a percentage of the outstanding principal balances, that could be incurred in the underlying loan pool before the security held by the Bank would be impacted, assuming that all of those losses occurred on the measurement date). Depending upon the timing and amount of losses in the underlying loan pool, it is possible that the senior class held by the Bank could bear losses in scenarios where the cumulative loan losses do not exceed the current credit enhancement percentage.

The following table presents a rollforward for the years ended December 31, 2014, 2013 and 2012 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Year Ended December 31,
	2014	2013	2012
Balance of credit losses, beginning of year	$12,901	$13,039	$12,679
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	37	—	—
Credit losses on securities for which an other-than-temporary impairment was previously recognized	—	—	360
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(426)	(138)	—
Balance of credit losses, end of year	12,512	12,901	13,039
Cumulative principal shortfalls on securities held at end of year	(1,210)	(684)	—
Cumulative amortization of the time value of credit losses at end of year	293	233	163
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of year	$11,595	$12,450	$13,202
 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2014 and 2013 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2014			December 31, 2013
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$12,544	$12,544	$12,649	$16,376	$16,376	$16,502
Due after five years through ten years	14,575	14,575	14,613	8,483	8,483	8,411
Due after ten years	—	—	—	7,830	7,830	7,746
	27,119	27,119	27,262	32,689	32,689	32,659
Mortgage-backed securities	4,662,243	4,634,894	4,699,868	5,199,060	5,165,860	5,225,763
Total	$4,689,362	$4,662,013	$4,727,130	$5,231,749	$5,198,549	$5,258,422
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $26,510,000 and $35,732,000 at December 31, 2014 and 2013, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2014 and 2013 (in thousands):

	2014	2013
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$27,119	$32,689
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	276	344
Collateralized mortgage obligations
Fixed-rate	624	847
Variable-rate	4,599,524	5,197,869
Variable-rate multi-family MBS	61,819	—
	4,662,243	5,199,060
Total	$4,689,362	$5,231,749
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2014 or 2013.

Note 6—Advances
     Redemption Terms. At December 31, 2014 and 2013, the Bank had advances outstanding at interest rates ranging from 0.05 percent to 8.48 percent and 0.05 percent to 8.61 percent, respectively, as summarized below (dollars in thousands).

	2014		2013
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$79,477	4.04%	$3,499	4.07%
Due in one year or less	11,908,892	0.31	8,343,704	0.34
Due after one year through two years	1,085,057	1.46	1,386,230	1.78
Due after two years through three years	1,590,017	2.39	822,497	1.79
Due after three years through four years	1,085,640	2.40	1,376,579	2.90
Due after four years through five years	417,243	2.22	1,075,960	2.43
Due after five years	901,184	2.99	789,625	3.14
Amortizing advances	1,727,505	3.45	1,997,270	3.64
Total par value	18,795,015	1.14%	15,795,364	1.46%
Deferred prepayment fees	(17,903)		(15,916)
Commitment fees	(139)		(111)
Hedging adjustments	165,427		199,608
Total	$18,942,400		$15,978,945
The balances of overdrawn demand deposit accounts were fully collateralized at December 31, 2014 and 2013 and were repaid at the beginning of 2015 and 2014, respectively. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2014 and 2013, the Bank had aggregate prepayable and callable advances totaling $487,699,000 and $106,304,000, respectively.

The following table summarizes advances outstanding at December 31, 2014 and December 31, 2013, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	December 31, 2014	December 31, 2013
Overdrawn demand deposit accounts	$79,477	$3,499

Due in one year or less	11,993,262	8,343,704
Due after one year through two years	1,053,687	1,386,230
Due after two years through three years	1,590,017	822,497
Due after three years through four years	1,085,640	1,376,579
Due after four years through five years	414,243	1,075,960
Due after five years	851,184	789,625
Amortizing advances	1,727,505	1,997,270

Total par value	$18,795,015	$15,795,364
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2014 and 2013, the Bank had putable advances outstanding totaling $1,454,071,000 and $1,653,471,000, respectively.
The following table summarizes advances at December 31, 2014 and 2013, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2014	2013
Overdrawn demand deposit accounts	$79,477	$3,499
Due in one year or less	13,258,963	9,961,774
Due after one year through two years	1,062,557	1,230,230
Due after two years through three years	990,896	799,997
Due after three years through four years	397,190	677,459
Due after four years through five years	377,243	375,510
Due after five years	901,184	749,625
Amortizing advances	1,727,505	1,997,270
Total par value	$18,795,015	$15,795,364
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2013 and 2012, the Bank had advances of $1,000,000,000 and $2,000,000,000, respectively, outstanding to its largest borrower (at those dates), Comerica Bank, which represented approximately 6 percent and 11 percent, respectively, of total advances outstanding at each of those dates. Comerica Bank did not have any advances outstanding at December 31, 2014. The interest income from advances to Comerica Bank totaled $905,000, $3,934,000 and $6,723,000 during the years ended December 31, 2014, 2013 and 2012, respectively. There were no prepayment fees recognized in earnings related to prepaid advances from Comerica Bank during the years ended December 31, 2014, 2013 or 2012. No other borrower represented more than 10 percent of advances outstanding at December 31, 2014, 2013 or 2012.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2014 and 2013 (in thousands):

	2014	2013
Fixed-rate
Due in one year or less	$11,573,066	$7,352,066
Due after one year	6,694,902	7,390,799
Total fixed-rate	18,267,968	14,742,865
Variable-rate
Due in one year or less	426,477	1,008,499
Due after one year	100,570	44,000
Total variable-rate	527,047	1,052,499
Total par value	$18,795,015	$15,795,364
At December 31, 2014 and 2013, 27 percent and 33 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2014, 2013 and 2012 were $26,035,000, $92,037,000 and $33,044,000, respectively. During the years ended December 31, 2014, 2013 and 2012, the Bank deferred $5,835,000, $1,449,000 and $1,223,000 of these gross advance prepayment fees.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). The following table presents information as of December 31, 2014 and 2013 for mortgage loans held for portfolio (in thousands):

	2014	2013
Fixed-rate medium-term* single-family mortgages	$9,332	$15,613
Fixed-rate long-term single-family mortgages	61,838	75,137
Premiums	473	639
Discounts	(89)	(114)
Total mortgage loans held for portfolio	$71,554	$91,275
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2014 and 2013 was comprised of government-guaranteed/insured loans totaling $37,404,000 and $47,102,000, respectively, and conventional loans totaling $33,766,000 and $43,648,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2014, 2013 and 2012, mortgage loan interest income was reduced by CE fees totaling $26,000, $36,000 and $55,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2014, 2013 and 2012, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $24,000, $31,000 and $36,000, respectively.

Note 8—Allowance for Credit Losses
The Bank has established an allowance methodology for each of its portfolio segments: advances and other extensions of credit to members/borrowers, collectively referred to as "extensions of credit to members"; government-guaranteed/insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2014 included all FDIC-insured institutions with average total assets as of December 31, 2013, 2012 and 2011 of less than $1.108 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2014 or 2013.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2014 and 2013, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2014 and 2013, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
     Mortgage Loans — Conventional Mortgage Loans. The allowance for losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF program. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for loan losses.

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at December 31, 2014 and 2013 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	December 31, 2014			December 31, 2013
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,409	$2,276	$3,685	$973	$3,390	$4,363
60-89 days delinquent	531	400	931	406	712	1,118
90 days or more delinquent	316	299	615	694	253	947
Total past due	2,256	2,975	5,231	2,073	4,355	6,428
Total current loans	31,510	34,429	65,939	41,575	42,747	84,322
Total mortgage loans	$33,766	$37,404	$71,170	$43,648	$47,102	$90,750
Other delinquency statistics:
In process of foreclosure(1)	$79	$—	$79	$426	$21	$447
Serious delinquency rate (2)	0.9%	0.8%	0.9%	1.6%	0.5%	1.0%
Past due 90 days or more and still accruing interest (3)	$—	$299	$299	$—	$253	$253
Nonaccrual loans	$316	$—	$316	$694	$—	$694
Troubled debt restructurings	$116	$—	$116	$143	$—	$143
________________________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At December 31, 2014 and 2013, the Bank’s other assets included $193,000 and $212,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At December 31, 2014 and 2013, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $143,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at December 31, 2014. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$165	$183	$192
Chargeoffs	(22)	(18)	(9)
Balance, end of year	$143	$165	$183

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of December 31, 2014 and 2013 (in thousands).

	December 31,
	2014	2013
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$143	$165

Unpaid principal balance
Individually evaluated for impairment	$432	$816
Collectively evaluated for impairment	33,334	42,832
	$33,766	$43,648

Note 9—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.01 percent, 0.01 percent and 0.03 percent during 2014, 2013 and 2012, respectively. For additional information regarding other interest-bearing deposits, see Note 13.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Interest-bearing
Demand and overnight	$698,136	$790,053
Term	99,254	95,585
Non-interest bearing (other)	24	29
Total deposits	$797,414	$885,667
The aggregate amount of time deposits with a denomination of $250,000 or more was $98,850,000 and $95,375,000 as of December 31, 2014 and 2013, respectively.

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
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $847 billion and $767 billion at December 31, 2014 and 2013, respectively. The Bank was the primary obligor on $35.2 billion and $27.6 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2014 and 2013 (in thousands, at par value).

	2014	2013
Fixed-rate	$8,377,640	$12,857,160
Variable-rate	4,471,000	6,021,000
Step-up	3,112,500	2,585,000
Step-down	150,000	125,000
Total par value	$16,111,140	$21,588,160
At both December 31, 2014 and 2013, 86 percent of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2014 and 2013, by contractual maturity (dollars in thousands):

	2014		2013
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,225,840	0.58%	$11,262,745	0.79%
Due after one year through two years	2,790,080	1.19	4,370,840	0.78
Due after two years through three years	1,537,000	0.95	1,280,000	1.96
Due after three years through four years	1,847,000	1.94	425,000	1.03
Due after four years through five years	1,172,500	1.49	1,262,000	2.20
Due after five years	2,538,720	2.06	2,987,575	1.88
Total par value	16,111,140	1.18%	21,588,160	1.09%
Premiums	6,345		34,241
Discounts	(3,486)		(4,650)
Hedging adjustments	(35,299)		(131,039)
Total	$16,078,700		$21,486,712

At December 31, 2014 and 2013, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2014	2013
Non-callable bonds	$8,504,920	$16,780,585
Callable bonds	7,606,220	4,807,575
Total par value	$16,111,140	$21,588,160
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2014 and 2013, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2014	2013
Due in one year or less	$13,772,060	$15,930,320
Due after one year through two years	1,645,080	4,365,840
Due after two years through three years	152,000	715,000
Due after three years through four years	437,000	50,000
Due after four years through five years	25,000	422,000
Due after five years	80,000	105,000
Total par value	$16,111,140	$21,588,160
     Discount Notes. At December 31, 2014 and 2013, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2014	$19,131,832	$19,134,303	0.09%
December 31, 2013	$5,984,530	$5,985,100	0.09%
None of the Bank's consolidated obligation discount notes were swapped at December 31, 2014 or 2013.

Note 11—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 12 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 12 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all 12 FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2014, 2013 or 2012. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2014, 2013 or 2012.
The Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock (see Note 14) to reported income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank relieves the AHP liability as members receive AHP grants. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to the AHP is based upon its year-to-date income. In years where the Bank’s income before assessments (as adjusted for interest expense on mandatorily redeemable capital stock) is zero or less, the amount of the AHP assessment is typically equal to zero, and the Bank would not typically be entitled to a credit that could be used to reduce required contributions in future years.

The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance, beginning of year	$31,864	$29,620	$32,313
AHP assessment	5,391	9,766	9,090
Grants funded, net of recaptured amounts	(11,257)	(7,522)	(11,783)
Balance, end of year	$25,998	$31,864	$29,620

Note 12—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2014.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2014 and 2013 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2014

Assets

Derivatives
Bilateral derivatives	$31,666	$(21,212)	$10,454	$(9,746)	(2)	$708
Cleared derivatives	6,574	(6,574)	—	—		—
Total derivatives	38,240	(27,786)	10,454	(9,746)		708
Securities purchased under agreements to resell	350,000	—	350,000	(350,000)		—

Total assets	$388,240	$(27,786)	$360,454	$(359,746)		$708

Liabilities

Derivatives
Bilateral derivatives	$629,920	$(611,348)	$18,572	$—		$18,572
Cleared derivatives	58,653	(55,704)	2,949	(2,949)	(3)	—

Total liabilities	$688,573	$(667,052)	$21,521	$(2,949)		$18,572

December 31, 2013

Assets

Derivatives
Bilateral derivatives	$80,901	$(67,133)	$13,768	$(4,454)	(4)	$9,314
Cleared derivatives	3,149	(1,008)	2,141	—		2,141

Total assets	$84,050	$(68,141)	$15,909	$(4,454)		$11,455

Liabilities

Derivatives
Bilateral derivatives	$900,725	$(889,734)	$10,991	$—		$10,991
Cleared derivatives	647	(647)	—	—		—

Total liabilities	$901,372	$(890,381)	$10,991	$—		$10,991

_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of $9,746,000 of collateral pledged by member counterparties.

(3)
In addition to this amount, the Bank had pledged securities with a fair value of $33,036,000 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)	Consists of $1,651,000 of securities pledged by a non-member bilateral counterparty and $2,803,000 of collateral pledged by member counterparties.

Note 13—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives, and, as of December 31, 2014, it was not a party to any swaptions or forward rate agreements.
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
The Bank has also invested in agency and other highly rated debentures. A significant majority of the Bank's available-for-sale securities are fixed-rate debentures. A smaller portion of the Bank's available-for-sale securities are fixed-rate MBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at December 31, 2014 and 2013 (in thousands).

	December 31, 2014			December 31, 2013
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$4,936,984	$4,641	$183,285	$4,795,978	$15,874	$234,882
Available-for-sale securities	5,877,601	401	462,501	4,924,934	19,739	521,470
Consolidated obligation bonds	10,102,140	15,610	28,046	13,473,160	31,233	138,590
Interest rate caps related to advances	25,000	—	—	25,000	2	—
Total derivatives designated as hedging instruments under ASC 815	20,941,725	20,652	673,832	23,219,072	66,848	894,942
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	1,500	4	—	—	—	—
Available-for-sale securities	1,000	—	32	—	—	—
Basis swaps	—	—	—	3,700,000	9,610	—
Intermediary transactions	950,000	14,864	13,413	117,648	3,461	3,208
Interest rate caps
Held-to-maturity securities	2,900,000	1,424	—	4,100,000	909	—
Intermediary transactions	80,000	1,296	1,296	110,000	3,222	3,222
Total derivatives not designated as hedging instruments under ASC 815	3,932,500	17,588	14,741	8,027,648	17,202	6,430
Total derivatives before collateral and netting adjustments	$24,874,225	38,240	688,573	$31,246,720	84,050	901,372
Cash collateral and related accrued interest		(251)	(639,517)		(2,519)	(824,759)
Netting adjustments		(27,535)	(27,535)		(65,622)	(65,622)
Total collateral and netting adjustments(1)		(27,786)	(667,052)		(68,141)	(890,381)
Net derivative balances reported in statements of condition		$10,454	$21,521		$15,909	$10,991
________________________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Gain (Loss) Recognized in Earnings for the Year Ended December 31,
	2014	2013	2012
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(3,082)	$4,999	$(7,818)
Interest rate caps	(2)	(6)	(91)
Total net gain (loss) related to fair value hedge ineffectiveness	(3,084)	4,993	(7,909)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	1,362	3,633	10,410
Interest rate swaps
Advances	(144)	189	16
Available-for-sale securities	411	—	—
Consolidated obligation bonds	126	(769)	2,565
Consolidated obligation discount notes	—	—	784
Basis swaps	2,337	(2,977)	(8,081)
Intermediary transactions	1,170	28	20
Interest rate swaptions related to optional advance commitments	—	—	(1,947)
Interest rate caps
Held-to-maturity securities	(2,601)	(616)	(3,458)
Intermediary transactions	—	—	12
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	2,661	(512)	321
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(423)	$4,481	$(7,588)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2014, 2013 and 2012 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Derivative Net Interest Income (Expense)(2)
Year ended December 31, 2014
Advances	$18,468	$(19,293)	$(825)	$(105,885)
Available-for-sale securities	(61,063)	58,419	(2,644)	(80,808)
Consolidated obligation bonds	96,746	(96,361)	385	115,928
Total	$54,151	$(57,235)	$(3,084)	$(70,765)

Year ended December 31, 2013
Advances	$207,392	$(207,228)	$164	$(134,615)
Available-for-sale securities	188,915	(185,697)	3,218	(80,569)
Consolidated obligation bonds	(185,479)	187,090	1,611	118,656
Total	$210,828	$(205,835)	$4,993	$(96,528)

Year ended December 31, 2012
Advances	$24,077	$(26,090)	$(2,013)	$(168,773)
Available-for-sale securities	(129,478)	124,011	(5,467)	(71,435)
Consolidated obligation bonds	(64,397)	63,968	(429)	152,196
Total	$(169,798)	$161,889	$(7,909)	$(88,012)
________________________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy and Finance Agency regulations. The Bank has transacted a significant majority of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of December 31, 2014, the notional balance of outstanding transactions with bilateral counterparties totaled $21.0 billion). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through a third-party central clearinghouse (as of December 31, 2014, the notional balance of cleared transactions outstanding totaled $4.0 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
The notional amount of the Bank's interest rate exchange agreements does not reflect its credit risk exposure, which is much less than the notional amount. The Bank's net credit risk exposure is based on the current estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with individual counterparties, if those counterparties were to default, after taking into account the value of any cash and/or securities collateral held or remitted by the Bank. For counterparties with which the Bank is in a net gain position, the Bank has credit exposure when the collateral it is holding (if any) has a value less than the amount of the gain. For counterparties with which the Bank is in a net loss position, the Bank has credit exposure when it has delivered collateral with a value greater than the amount of the loss position. The net exposure on derivative agreements is presented in Note 12. Based on the netting provisions and collateral requirements associated with its derivative agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.

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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. In 2014, 2013 and 2012, the Bank repurchased surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchase that occurred on January 31, 2012, surplus stock was defined as the amount of stock held by a member in excess of 105 percent of the member’s minimum investment requirement. Surplus stock was defined as the amount of stock in excess of 102.5 percent of the member’s minimum investment requirement for the repurchases that occurred between April 30, 2012 and January 30, 2015. Through January 31, 2012, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $250,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchases that occurred between April 30, 2012 and January 30, 2015, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. During the years ended December 31, 2014, 2013 and 2012, the Bank repurchased surplus stock totaling $901,117,000, $773,954,500, and $635,350,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase during 2014 or 2013. In 2012, $197,000 of the repurchased capital stock was classified as mandatorily redeemable at the time of repurchase. On January 30, 2015, the Bank repurchased surplus stock totaling $134,747,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table presents total excess stock and surplus stock at December 31, 2014 and 2013 (in thousands).

	2014	2013
Excess stock
Capital stock	$199,202	$229,715
Mandatorily redeemable capital stock	4,120	1,685
Total	$203,322	$231,400
Surplus stock
Capital stock	$184,248	$214,651
Mandatorily redeemable capital stock	4,107	1,663
Total	$188,355	$216,314
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2014 or 2013. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Additionally, mandatorily redeemable capital stock is considered capital (i.e., Class B stock) for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At all times during the three years ended December 31, 2014, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014		December 31, 2013
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$347,402	$1,927,573	$450,725	$1,782,210
Total capital	$1,521,835	$1,927,573	$1,208,873	$1,782,210
Total capital-to-assets ratio	4.00%	5.07%	4.00%	5.90%
Leverage capital	$1,902,293	$2,891,360	$1,511,091	$2,673,315
Leverage capital-to-assets ratio	5.00%	7.60%	5.00%	8.85%
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
Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “JCE Agreement”) with the other 11 FHLBanks. Effective August 5, 2011, the FHLBanks amended the JCE Agreement, and the Finance Agency approved an amendment to the Bank's capital plan to incorporate its provisions on that same date. The amended JCE Agreement provides that the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account (“RRE Account”). Pursuant to the provisions of the amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. Amounts allocated to the Bank’s RRE Account are not available to pay dividends.

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
At December 31, 2014, the Bank had $5,059,000 in outstanding capital stock subject to mandatory redemption held by 18 institutions. As of December 31, 2013, the Bank had $3,065,000 in outstanding capital stock subject to mandatory redemption held by 16 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2014, 2013 and 2012, dividends on mandatorily redeemable capital stock in the amount of $15,000, $23,000 and $21,000, respectively, were recorded as interest expense in the statements of income.
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
The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2014 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2015	$677
2016	1
2017	1,115
2018	581
2019	2,685
Total	$5,059
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2014, 2013 and 2012 (in thousands).

Balance, January 1, 2012	$14,980
Capital stock that became subject to mandatory redemption during the year	1,632
Redemption/repurchase of mandatorily redeemable capital stock	(12,151)
Stock dividends classified as mandatorily redeemable	43
Balance, December 31, 2012	4,504
Capital stock that became subject to mandatory redemption during the year	26,325
Redemption/repurchase of mandatorily redeemable capital stock	(27,845)
Mandatorily redeemable capital stock issued during the year	18
Stock dividends classified as mandatorily redeemable	63
Balance, December 31, 2013	3,065
Capital stock that became subject to mandatory redemption during the year, net	3,130
Redemption/repurchase of mandatorily redeemable capital stock	(1,160)
Mandatorily redeemable capital stock issued during the year	5
Stock dividends classified as mandatorily redeemable	19
Balance, December 31, 2014	$5,059

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
The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2014, 2013 and 2012:

	2014	2013	2012
Number of institutions, beginning of year	16	13	15
Due to mergers and acquisitions	7	2	4
Due to withdrawals	—	2	1
Due to termination of membership by the Bank*	—	1	—
Mandatorily redeemable capital stock reclassified to equity	—	(1)	—
Terminations completed during the year	(5)	(1)	(7)
Number of institutions, end of year	18	16	13
________________________________________
* The Bank terminated the membership of an institution that was closed by its primary regulator.
The Bank did not receive any stock redemption notices in 2014, 2013 or 2012.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2013. For the plan years ended June 30, 2013 and 2012, the Bank's contributions did not represent more than 5 percent of the total contributions to the plan.
The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2014		2013		2012
Net pension cost charged to compensation and benefit expense for the year ended December 31	$1,806		$1,725		$2,013
Pentegra DB Plan funded status as of July 1	111.3%	(a)	101.3%	(b)	108.4%
Bank's funded status as of July 1	107.0%		100.0%		112.5%
____________

(a)
The Pentegra DB Plan's funded status as of July 1, 2014 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2014 through March 15, 2015. Contributions made during the period from July 1, 2014 through March 15, 2015 and designated for the plan year ended June 30, 2014 will be included in the final valuation as of July 1, 2014. The final funded status as of July 1, 2014 will not be available until the Form 5500 for the plan year July 1, 2014 through June 30, 2015 is filed (this Form 5500 is due to be filed no later than April 2016).

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

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra DC Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2014, 2013 and 2012, the Bank contributed $1,171,000, $1,185,000 and $1,200,000, respectively, to the Pentegra DC Plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $2,266,000 and $2,108,000 at December 31, 2014 and 2013, respectively. Compensation and benefits expense includes accrued earnings on deferred employee compensation and

Bank contributions totaling $146,000, $283,000, and $102,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (losses) on those deferrals, was $1,264,000 and $1,078,000 at December 31, 2014 and 2013, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the Plan was established. Each participant’s benefit under the Plan consists of contributions that were made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation or current intention to make future contributions to the Plan. The Bank’s accrued liability under this plan was $5,173,000 and $5,026,000 at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, the Bank contributed $25,000, $740,000 and $727,000, respectively, to the Plan.
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
The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Change in APBO
APBO at beginning of year	$1,376	$2,129
Service cost	18	21
Interest cost	61	59
Actuarial loss (gain)	2	(1,067)
Participant contributions	160	158
Prior service cost	—	211
Benefits paid	(207)	(135)
APBO at end of year	1,410	1,376
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid (contributions retained) by the Bank	47	(23)
Participant contributions	160	158
Benefits paid	(207)	(135)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(1,410)	$(1,376)

Amounts recognized in accumulated other comprehensive income (loss) at December 31, 2014 and 2013 consist of the following (in thousands):

	December 31,
	2014	2013
Net actuarial gain	$1,514	$1,607
Prior service cost	(178)	(180)
	$1,336	$1,427
The amounts in accumulated other comprehensive income (loss) include $8,000 of prior service cost and $83,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit cost in 2015.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 7.8 percent for 2015. For 2014, 2013 and 2012, gross health care cost trend rates of 8.0 percent, 8.1 percent and 8.4 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.04 percent per year to a final rate of 4.5 percent in 2097 and thereafter. To compute the APBO at December 31, 2014 and 2013, weighted average discount rates of 3.44 percent and 4.64 percent were used. Weighted average discount rates of 4.64 percent, 3.81 percent and 4.24 percent were used to compute the net periodic benefit cost for 2014, 2013 and 2012, respectively.
Components of net periodic benefit cost (credit) for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Service cost	$18	$21	$7
Interest cost	61	59	83
Amortization of prior service cost (credit)	2	(17)	(35)
Amortization of net actuarial gain	(91)	(77)	(64)
Net periodic benefit credit	$(10)	$(14)	$(9)
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amortization of prior service cost (credit) included in net periodic benefit cost	$2	$(17)	$(35)
Prior service cost	—	(211)	—
Actuarial gain (loss)	(2)	1,067	147
Amortization of net actuarial gain included in net periodic benefit cost	(91)	(77)	(64)
Total changes in benefit obligations recognized in other comprehensive income	$(91)	$762	$48
A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2014 by $61,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2014 by $7,000. Alternatively, a 1 percent decrease in the health care cost trend rate would have reduced the APBO at December 31, 2014 by $57,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2014 by $6,000.

The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2015	$133
2016	139
2017	151
2018	128
2019	132
2020-2024	464
$1,147

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the years ended December 31, 2014 and 2013, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2014 and 2013. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As an additional step, the Bank reviewed the final fair value estimates of its non-agency RMBS holdings as of December 31, 2014 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its non-agency RMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared those yields to the yields for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the final fair value estimates were necessary.
As of December 31, 2014 and 2013, four vendor prices were received for substantially all of the Bank's trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
Prior to September 30, 2014, the fair values of the Bank’s interest rate basis swaps and interest rate caps were obtained from dealers (for each basis swap and cap, one dealer estimate was received). These non-binding fair value estimates were corroborated using the Bank's pricing model and observable market data. Effective September 30, 2014, the Bank began using the fair values obtained from its pricing model to value its interest rate basis swaps and interest rate caps. This change in valuation technique did not have a significant impact on the estimated fair values of the Bank's basis swaps or caps as of September 30, 2014. As of December 31, 2014, the Bank was no longer a party to any interest rate basis swaps.
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
As the collateral and netting provisions of the Bank’s arrangements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 12), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates (in the case of bilateral derivatives) and clearinghouse valuations (in the case of cleared derivatives) and may also compare its fair values to those of similar instruments to ensure that the fair values are reasonable.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at December 31, 2014 or 2013.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2014 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$1,507,708	$1,507,708	$1,507,708	$—		$—		$—
Interest-bearing deposits	266	266	—	266		—		—
Securities purchased under agreements to resell	350,000	350,000	—	350,000		—		—
Federal funds sold	5,613,000	5,613,000	—	5,613,000		—		—
Trading securities (1)	408,563	408,563	8,769	399,794		—		—
Available-for-sale securities (1)	6,388,502	6,388,502	—	6,388,502		—		—
Held-to-maturity securities	4,662,013	4,727,130	—	4,566,726	(2)	160,404	(3)	—
Advances	18,942,400	19,060,638	—	19,060,638		—		—
Mortgage loans held for portfolio, net	71,411	79,331	—	79,331		—		—
Accrued interest receivable	65,168	65,168	—	65,168		—		—
Derivative assets (1)	10,454	10,454	—	38,240		—		(27,786)

Liabilities:
Deposits	797,414	797,408	—	797,408		—		—
Consolidated obligations
Discount notes	19,131,832	19,131,732	—	19,131,732		—		—
Bonds	16,078,700	16,110,291	—	16,110,291		—		—
Mandatorily redeemable capital stock	5,059	5,059	5,059	—		—		—
Accrued interest payable	39,726	39,726	—	39,726		—		—
Derivative liabilities (1)	21,521	21,521	—	688,573		—		(667,052)

___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2014.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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
During the year ended December 31, 2014, the Bank recorded total OTTI losses on one of its non-agency RMBS classified as held-to-maturity (see Note 5). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurement for this impaired security was classified as a Level 3 measurement in the fair value hierarchy. Four third-party vendor prices were received for this security and the average of the four prices was used to determine the final fair value measurement.

Note 17—Commitments and Contingencies
     Joint and several liability. As described in Note 10, the Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At December 31, 2014 and 2013, the par amounts of the other 11 FHLBanks’ outstanding consolidated obligations totaled $812 billion and $739 billion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
     Other commitments and contingencies. At December 31, 2014 and 2013, the Bank had commitments to make additional advances totaling approximately $14,065,000 and $14,951,000, respectively. All of the outstanding commitments to make additional advances at December 31, 2014 expire in 2015 or 2016.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $4,330,557,000 and $2,964,486,000 at December 31, 2014 and 2013, respectively. At December 31, 2014, outstanding letters of credit had original terms of up to 10 years with a final expiration in 2020. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $3,746,000 and $4,227,000 at December 31, 2014 and 2013, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
At December 31, 2014, the Bank had commitments to issue $60,000,000 of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at December 31, 2014 and 2013, the Bank had commitments to issue $750,000,000 and $500,000,000, respectively, of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and a third-party clearinghouse which are subject to collateral exchange arrangements. As of December 31, 2014 and 2013, the Bank had pledged cash collateral of $639,452,000 and $824,695,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2014, the Bank had pledged securities with a carrying value (and fair value) of $35,985,000 to a party that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition. The Bank had not pledged any securities as collateral at December 31, 2013.
During the years ended December 31, 2014, 2013 and 2012, the Bank charged to operating expenses net rental costs of approximately $370,000, $377,000, and $362,000, respectively. Future minimum rentals at December 31, 2014, were as follows (in thousands):

Year	Premises	Equipment	Total
2015	$243	$34	$277
2016	255	—	255
2017	265	—	265
2018	131	—	131
2019	34	—	34
Total	$928	$34	$962

Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2014 were as follows (in thousands):

Year	Total
2015	$1,394
2016	964
2017	829
2018	848
2019	861
Total	$4,896
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 11, 12 and 15.

Note 18 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, former members that retain the stock as provided in the Bank’s capital plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. Members are entitled to vote only for directors. As of December 31, 2014, 9 of the Bank’s 16 directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
Substantially all of the Bank’s advances are made to its shareholders (while eligible to borrow from the Bank, housing associates are not required or allowed to hold capital stock). In addition, the majority of its mortgage loans held for portfolio were either funded by the Bank through, or purchased from, certain of its shareholders. The Bank maintains demand deposit accounts for shareholders primarily as an investment alternative for their excess cash and to facilitate settlement activities that are directly related to advances. As an additional service to members, the Bank also offers term deposit accounts. Further, the Bank offers interest rate swaps, caps and floors to its members. Periodically, the Bank may sell (or purchase) federal funds to (or from) shareholders and/or their affiliates. These transactions are executed on terms that are the same as those with other eligible third-party market participants, except that the Bank’s underwriting guidelines specify a lower minimum threshold for the amount of capital that members must have to be an eligible federal funds counterparty than non-members. The Bank has never held any direct equity investments in its shareholders or their affiliates.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2014, 2013 or 2012.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2014 and 2013, advances outstanding to Directors’ Financial Institutions aggregated $1,235,101,000 and $452,000,000, respectively, representing 6.6 percent and 2.9 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2014, 2013 or 2012. As of December 31, 2014 and 2013, capital stock outstanding to Directors’ Financial Institutions aggregated $60,031,000 and $24,000,000, respectively, representing 4.9 percent and 2.1 percent of the Bank’s outstanding capital stock, respectively. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the years ended December 31, 2014, 2013 and 2012, interest income on loans to other FHLBanks totaled $3,504, $2,031 and $744, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Balance, January 1,	$—	$—	$35,000
Loans made to:
FHLBank of San Francisco	1,365,000	475,000	200,000
FHLBank of Des Moines	60,000	—	—
FHLBank of Atlanta	60,000	200,000	—
FHLBank of Indianapolis	—	377,000	—
Collections from:
FHLBank of San Francisco	(1,365,000)	(475,000)	(200,000)
FHLBank of Des Moines	(60,000)	—	—
FHLBank of Topeka	—	—	(35,000)
FHLBank of Atlanta	(60,000)	(200,000)	—
FHLBank of Indianapolis	—	(377,000)	—
Balance, December 31,	$—	$—	$—
During the years ended December 31, 2014, 2013 and 2012, interest expense on borrowings from other FHLBanks totaled $1,958, $931 and $1,567, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Balance, January 1,	$—	$—	$—
Borrowings from:
FHLBank of Atlanta	20,000	—	—
FHLBank of Indianapolis	90,000	—	—
FHLBank of San Francisco	565,000	500,000	420,000
FHLBank of Topeka	40,000	—	40,000
FHLBank of Chicago	90,000	—	—
FHLBank of Seattle	—	—	40,000
Repayments to:
FHLBank of Atlanta	(20,000)	—	—
FHLBank of Indianapolis	(90,000)	—	—
FHLBank of San Francisco	(565,000)	(500,000)	(420,000)
FHLBank of Topeka	(40,000)	—	(40,000)
FHLBank of Chicago	(90,000)	—	—
FHLBank of Seattle	—	—	(40,000)
Balance, December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2014, 2013 or 2012. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).

Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2014, 2013 or 2012.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Year ended December 31, 2014
Balance at January 1, 2014	$(868)	$(33,200)	$1,427	$(32,641)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	(89)	(89)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	23,280	—	—	23,280
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(1,349)		(1,349)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	7,200	—	7,200
Actuarial loss	—	—	(2)	(2)
Total other comprehensive income (loss)	23,280	5,851	(91)	29,040
Balance at December 31, 2014	$22,412	$(27,349)	$1,336	$(3,601)

Year ended December 31, 2013
Balance at January 1, 2013	$22,527	$(41,437)	$665	$(18,245)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(94)	(94)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(23,395)	—	—	(23,395)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	8,237	—	8,237
Actuarial gain	—	—	1,067	1,067
Prior service cost	—	—	(211)	(211)
Total other comprehensive income (loss)	(23,395)	8,237	762	(14,396)
Balance at December 31, 2013	$(868)	$(33,200)	$1,427	$(32,641)

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2012
Balance at January 1, 2012	$5,197	$(51,429)	$617	$(45,615)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	351	—	351
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	(99)	(99)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	17,330	—	—	17,330
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(195)	—	(195)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	9,836	—	9,836
Actuarial gain	—	—	147	147
Total other comprehensive income	17,330	9,992	48	27,370
Balance at December 31, 2012	$22,527	$(41,437)	$665	$(18,245)

(1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

Note 21 — Other Operating Expenses
The following table presents the significant components of other operating expenses for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Occupancy expense	$2,607	$2,905	$2,973
Legal fees	5,440	1,278	620
Professional fees	3,984	3,054	3,651
Database fees	3,181	3,259	3,268
Software costs	5,069	5,727	6,337
Other	10,127	9,749	10,554
Total other operating expenses	$30,408	$25,972	$27,403

EXHIBIT INDEX

Exhibit
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 25, 2010). *

4.1
Capital Plan of the Registrant, as amended and revised on April 28, 2011 and approved by the Federal Housing Finance Agency on August 5, 2011 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference). *

10.1
Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.2
2011 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Prior to January 1, 2005, effective March 31, 2011 (incorporated by reference to Exhibit 10.2 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012). *

10.3
Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.4
2008 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.3 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009). *

10.5
2010 Amendment to Deferred Compensation Plan of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010). *

10.6
Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.7
2011 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for deferrals prior to January 1, 2005, effective March 31, 2011 (incorporated by reference to Exhibit 10.7 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012). *

10.8
Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

10.9
2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009). *

10.10
2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010). *

10.11
Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011). *

Exhibit
10.12
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference). *

10.13
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference). *

10.14
Form of Employment Agreement between the Registrant and each of Paul Joiner, Michael Sims and Tom Lewis, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference). *

10.15
Form of Employment Agreement between the Registrant and each of Brehan Chapman, Emanuel Edmondson, Gustavo Molina and Scott Trapani, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.16
Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.17
Form of 2012 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 and filed with the SEC on December 28, 2012, which exhibit is incorporated herein by reference). *

10.18
Form of 2013 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 21, 2013 and filed with the SEC on April 2, 2013, which exhibit is incorporated herein by reference). *

10.19
Form of 2014 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 28, 2014 and filed with the SEC on April 3, 2014, which exhibit is incorporated herein by reference).*

10.20
Form of Indemnification Agreement between the Registrant and each of its officers, entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009). *

10.21
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009). *

10.22
Separation and Release Agreement between Michael Sims and the Registrant entered into effective May 29, 2014(filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated May 29, 2014 and filed with the SEC on June 4, 2014, which exhibit is incorporated herein by reference).*

10.23
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference). *

12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit
14.1
Code of Ethics for Financial Professionals (filed as Exhibit 14.1 to the Bank's Current Report on Form 8-K dated December 3, 2014 and filed with the SEC on December 8, 2014, which exhibit is incorporated herein by reference).*

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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2014 and 2013, (ii) Statements of Income for the Years Ended December 31, 2014, 2013 and 2012, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012, (iv) Statements of Capital for the Years Ended December 31, 2014, 2013 and 2012, (v) Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2014.

*    Commission File No. 000-51405