Form 10-Q
period 2015-03-31
Federal Home Loan Bank of Dallas
filed 2015-05-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
At April 30, 2015, the registrant had outstanding 11,565,461 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$102,281	$1,507,708
Interest-bearing deposits	343	266
Securities purchased under agreements to resell (Note 10)	5,250,000	350,000
Federal funds sold	3,244,000	5,613,000
Trading securities (Notes 3, 10 and 15) ($99,974 and $35,985 pledged at March 31, 2015 and December 31, 2014, respectively, which can be rehypothecated)	259,020	408,563
Available-for-sale securities (Note 4)	6,528,195	6,388,502
Held-to-maturity securities (a) (Note 5)	4,125,985	4,662,013
Advances (Notes 6 and 7)	17,215,265	18,942,400
Mortgage loans held for portfolio, net of allowance for credit losses of $143 at both March 31, 2015 and December 31, 2014 (Note 7)	67,350	71,411
Accrued interest receivable	74,900	65,168
Premises and equipment, net	19,200	18,368
Derivative assets (Notes 10 and 11)	18,276	10,454
Other assets	11,743	8,015
TOTAL ASSETS	$36,916,558	$38,045,868

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$949,509	$797,390
Non-interest bearing	24	24
Total deposits	949,533	797,414

Consolidated obligations (Note 8)
Discount notes	13,275,909	19,131,832
Bonds	20,195,376	16,078,700
Total consolidated obligations	33,471,285	35,210,532

Mandatorily redeemable capital stock	4,563	5,059
Accrued interest payable	39,272	39,726
Affordable Housing Program (Note 9)	26,901	25,998
Derivative liabilities (Notes 10 and 11)	15,747	21,521
Other liabilities (Note 4)	445,558	26,705
Total liabilities	34,952,859	36,126,955

Commitments and contingencies (Notes 7 and 15)

CAPITAL (Note 12)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,442,537 and 12,227,376 shares at March 31, 2015 and December 31, 2014, respectively	1,244,254	1,222,738
Retained earnings
Unrestricted	667,595	650,224
Restricted	54,169	49,552
Total retained earnings	721,764	699,776
Accumulated other comprehensive income (loss) (Note 18)	(2,319)	(3,601)
Total capital	1,963,699	1,918,913
TOTAL LIABILITIES AND CAPITAL	$36,916,558	$38,045,868
_____________________________

(a)	Fair values: $4,178,842 and $4,727,130 at March 31, 2015 and December 31, 2014, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
INTEREST INCOME
Advances	$29,097	$31,092
Prepayment fees on advances, net	2,720	550
Interest-bearing deposits	188	145
Securities purchased under agreements to resell	393	37
Federal funds sold	1,932	364
Trading securities	43	168
Available-for-sale securities	6,878	5,152
Held-to-maturity securities	8,172	10,889
Mortgage loans held for portfolio	991	1,260
Total interest income	50,414	49,657
INTEREST EXPENSE
Consolidated obligations
Bonds	17,160	19,136
Discount notes	4,139	1,776
Deposits	26	22
Mandatorily redeemable capital stock	5	4
Other borrowings	—	1
Total interest expense	21,330	20,939
NET INTEREST INCOME	29,084	28,718

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(39)	—
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	33	—
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(6)	—

Net gains on trading securities	277	209
Net gains on derivatives and hedging activities	4,237	695
Realized gains on sales of held-to-maturity securities	6,226	—
Realized gains on sales of available-for-sale securities	2,345	—
Gains on early extinguishment of debt	—	321
Letter of credit fees	1,149	1,150
Other, net	472	473
Total other income	14,700	2,848
OTHER EXPENSE
Compensation and benefits	10,389	10,248
Other operating expenses	6,475	5,730
Finance Agency	631	663
Office of Finance	549	558
Other	86	20
Total other expense	18,130	17,219
INCOME BEFORE ASSESSMENTS	25,654	14,347
Affordable Housing Program assessment	2,566	1,435
NET INCOME	$23,088	$12,912
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
NET INCOME	$23,088	$12,912
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	2,005	25,272
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(2,345)	—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(33)	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	1,674	1,859
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	2	—
Amortization of net actuarial gain included in net periodic benefit cost	(21)	(23)
Total other comprehensive income	1,282	27,108
TOTAL COMPREHENSIVE INCOME	$24,370	$40,020

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited, in thousands)

						Accumulated Other Comprehensive Income (Loss)
	Capital Stock Class B - Putable		Retained Earnings				Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2015	12,227	$1,222,738	$650,224	$49,552	$699,776	$(3,601)	$1,918,913
Proceeds from sale of capital stock	2,043	204,327	—	—	—	—	204,327
Repurchase/redemption of capital stock	(1,837)	(183,743)	—	—	—	—	(183,743)
Shares reclassified to mandatorily redeemable capital stock	(1)	(126)	—	—	—	—	(126)
Comprehensive income
Net income	—	—	18,471	4,617	23,088	—	23,088
Other comprehensive income	—	—	—	—	—	1,282	1,282
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(41)	—	(41)	—	(41)
Mandatorily redeemable capital stock	—	—	(1)	—	(1)	—	(1)
Stock	11	1,058	(1,058)	—	(1,058)	—	—

BALANCE, MARCH 31, 2015	12,443	$1,244,254	$667,595	$54,169	$721,764	$(2,319)	$1,963,699

BALANCE, JANUARY 1, 2014	11,237	$1,123,675	$615,620	$39,850	$655,470	$(32,641)	$1,746,504
Proceeds from sale of capital stock	2,253	225,277	—	—	—	—	225,277
Repurchase/redemption of capital stock	(2,647)	(264,682)	—	—	—	—	(264,682)
Shares reclassified to mandatorily redeemable capital stock	(14)	(1,367)	—	—	—	—	(1,367)
Comprehensive income
Net income	—	—	10,330	2,582	12,912	—	12,912
Other comprehensive income	—	—	—	—	—	27,108	27,108
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(41)	—	(41)	—	(41)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)	—	(2)
Stock	10	976	(976)	—	(976)	—	—

BALANCE, MARCH 31, 2014	10,839	$1,083,879	$624,931	$42,432	$667,363	$(5,533)	$1,745,709

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$23,088	$12,912
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	25,508	11,556
Concessions on consolidated obligation bonds	929	296
Premises, equipment and computer software costs	1,021	926
Non-cash interest on mandatorily redeemable capital stock	4	6
Credit component of other-than-temporary impairment losses on held-to-maturity securities	6	—
Gains on early extinguishment of debt	—	(321)
Gains on sales of held-to-maturity securities	(6,226)	—
Gains on sales of available-for-sale securities	(2,345)	—
Net increase in trading securities	(281)	(178)
Loss due to change in net fair value adjustment on derivative and hedging activities	18,885	31,307
Increase in accrued interest receivable	(9,718)	(13,338)
Decrease (increase) in other assets	(4,154)	1,223
Increase (decrease) in Affordable Housing Program (AHP) liability	903	(1,587)
Decrease in accrued interest payable	(454)	(3,101)
Decrease in other liabilities	(4,560)	(5,144)
Total adjustments	19,518	21,645
Net cash provided by operating activities	42,606	34,557

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(7,646)	42,706
Net increase in securities purchased under agreements to resell	(4,900,000)	(200,000)
Net decrease (increase) in federal funds sold	2,369,000	(129,000)
Net decrease in short-term trading securities held for investment	149,770	—
Purchases of available-for-sale securities	(225,671)	—
Proceeds from maturities of available-for-sale securities	228	—
Proceeds from sales of available-for-sale securities	540,269	—
Proceeds from sales of held-to-maturity securities	350,474	—
Proceeds from maturities of long-term held-to-maturity securities	194,892	260,767
Purchases of long-term held-to-maturity securities	—	(175,226)
Principal collected on advances	102,895,664	101,135,034
Advances made	(101,154,477)	(100,503,193)
Principal collected on mortgage loans held for portfolio	4,097	5,233
Purchases of premises, equipment and computer software	(1,745)	(676)
Net cash provided by investing activities	214,855	435,645

	For the Three Months Ended
	March 31,
	2015	2014
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	153,368	(47,033)
Net payments on derivative contracts with financing elements	(65,846)	(35,922)
Net proceeds from issuance of consolidated obligations
Discount notes	250,266,476	24,172,000
Bonds	7,091,408	3,679,795
Debt issuance costs	(674)	(1,024)
Payments for maturing and retiring consolidated obligations
Discount notes	(256,121,807)	(22,358,368)
Bonds	(3,005,730)	(5,056,771)
Proceeds from issuance of capital stock	204,327	225,277
Payments for redemption of mandatorily redeemable capital stock	(626)	(478)
Payments for repurchase/redemption of capital stock	(183,743)	(264,682)
Cash dividends paid	(41)	(41)
Net cash provided by (used in) financing activities	(1,662,888)	312,753

Net increase (decrease) in cash and cash equivalents	(1,405,427)	782,955
Cash and cash equivalents at beginning of the period	1,507,708	911,081
Cash and cash equivalents at end of the period	$102,281	$1,694,036

Supplemental Disclosures:
Interest paid	$23,072	$31,122
AHP payments, net	$1,663	$3,022
Stock dividends issued	$1,058	$976
Dividends paid through issuance of mandatorily redeemable capital stock	$1	$2
Net capital stock reclassified to mandatorily redeemable capital stock	$126	$1,367

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
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2014. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 26, 2015 (the “2014 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2014 10-K.
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

Note 2—Recently Issued Accounting Guidance
    Asset Classification and Charge-offs. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, "Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention" ("AB 2012-02"). The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adoption of the accounting guidance in AB 2012-02, which was effective January 1, 2015, did not have a significant impact on the Bank's results of operations or financial condition.
Foreclosure of Residential Real Estate. On January 17, 2014, the Financial Accounting Standards board ("FASB") issued Accounting Standards Update ("ASU") 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”), which clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or a similar legal agreement. Additionally, ASU 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.
For public business entities, the guidance in ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for the Bank) and may be applied either retrospectively by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the guidance is effective or prospectively to all instances of an entity receiving physical possession of residential real estate property collateralized by consumer mortgage loans that occur after the date of adoption. Early adoption was permitted. The Bank adopted this guidance effective January 1, 2015. The adoption of this guidance did not have a significant impact on the Bank's results of operations or financial condition.
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
Repurchase-to-Maturity Transactions and Repurchase Financings. On June 12, 2014, the FASB issued ASU 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 and the disclosures for certain transactions accounted for as a sale are effective for public business entities for the first interim or annual period beginning after December 15, 2014 (January 1, 2015 for the Bank). For public business entities, the disclosures for transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014 (January 1, 2015 for the Bank), and interim periods beginning after March 15, 2015 (April 1, 2015 for the Bank). Earlier application for a public business entity was prohibited. The adoption of this guidance did not have any impact on the Bank's results of operations or financial condition.
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued ASU 2014-14 “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure” (“ASU 2014-14”), which requires that government-guaranteed mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. For public business entities, the guidance in ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 (January 1, 2015 for the Bank) and may be applied using either the modified retrospective transition method or the prospective transition method. Early adoption was permitted. The Bank adopted this guidance effective January 1, 2015. The adoption of this guidance did not have a significant impact on the Bank's results of operations or financial condition.
Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the statement of condition as a direct deduction from that debt liability, consistent with the presentation of a debt discount. For public business entities, the guidance in ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for the Bank). Early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of condition. The adoption of this guidance will not have a material impact on the Bank's financial condition and the adoption will not impact the Bank's results of operations.
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued ASU 2015-05 "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which clarifies when fees paid in a cloud computing arrangement pertain to the acquisition of a software license, services, or both. For public business entities, the guidance in ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for the Bank). Early adoption is permitted. The Bank can elect to adopt ASU 2015-05 either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Bank has not yet determined the effect, if any, that the adoption of ASU 2015-05 will have on its results of operations or financial condition.

Note 3—Trading Securities
Trading securities as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
U.S. Treasury Bills	$199,927	$399,794
GSE discount notes	49,971	—
Other	9,122	8,769
Total	$259,020	$408,563
Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of March 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$50,062	$398	$—	$50,460
GSE obligations	4,357,061	33,775	18	4,390,818
Other	412,009	561	402	412,168
	4,819,132	34,734	420	4,853,446
GSE commercial MBS	1,686,991	520	12,762	1,674,749
Total	$6,506,123	$35,254	$13,182	$6,528,195
Included in the table above are GSE commercial MBS that were purchased but which had not yet settled as of March 31, 2015. The amount due of $423,393,000 is included in other liabilities on the statement of condition at that date.
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
Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of March 31, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
GSE obligations	1	$74,982	$18	—	$—	$—	1	$74,982	$18
Other	21	173,249	402	—	—	—	21	173,249	402
GSE commercial MBS	41	1,483,512	12,762	—	—	—	41	1,483,512	12,762
Total	63	$1,731,743	$13,182	—	$—	$—	63	$1,731,743	$13,182

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

At March 31, 2015, the gross unrealized losses on the Bank’s available-for-sale securities were $13,182,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of March 31, 2015, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of PEFCO debentures were rated triple-A by Moody's and Fitch, and A+ by S&P at that date. Based upon the Bank’s assessment of the creditworthiness of the issuers of the GSE debentures, the strength of the GSEs' guarantees of the Bank's holdings of GSE MBS and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures and GSE MBS that were in an unrealized loss position at March 31, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based on PEFCO's creditworthiness, the U.S. government's guaranty of the payment of principal and interest on the collateral securing the PEFCO debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of PEFCO debentures that were in an unrealized loss position at March 31, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2015.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2015 and December 31, 2014 are presented below (in thousands).

	March 31, 2015		December 31, 2014
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$86,528	$86,577	$87,379	$87,418
Due after one year through five years	3,719,971	3,741,305	4,224,231	4,245,122
Due after five years through ten years	1,012,633	1,025,564	1,039,685	1,050,295
	4,819,132	4,853,446	5,351,295	5,382,835
GSE commercial MBS	1,686,991	1,674,749	1,014,795	1,005,667
Total	$6,506,123	$6,528,195	$6,366,090	$6,388,502
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Amortized cost of available-for-sale securities other than MBS
Fixed-rate	$4,744,132	$5,276,295
Variable-rate	75,000	75,000
	4,819,132	5,351,295
Amortized cost of fixed-rate multi-family MBS	1,686,991	1,014,795
Total	$6,506,123	$6,366,090

At March 31, 2015 and December 31, 2014, all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.
Sales of Securities. During the three months ended March 31, 2015, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $537,924,000. Proceeds from the sales totaled $540,269,000, resulting in realized gains of $2,345,000. There were no sales of available-for-sale securities during the three months ended March 31, 2014.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2015 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$25,017	$—	$25,017	$104	$—	$25,121
Mortgage-backed securities
U.S. government-guaranteed residential MBS	6,219	—	6,219	30	—	6,249
GSE residential MBS	3,895,920	—	3,895,920	36,899	573	3,932,246
Non-agency residential MBS	162,718	25,708	137,010	20,121	3,554	153,577
GSE commercial MBS	61,819	—	61,819	—	170	61,649
	4,126,676	25,708	4,100,968	57,050	4,297	4,153,721
Total	$4,151,693	$25,708	$4,125,985	$57,154	$4,297	$4,178,842

Held-to-maturity securities as of December 31, 2014 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$27,119	$—	$27,119	$143	$—	$27,262
Mortgage-backed securities
U.S. government-guaranteed residential MBS	6,642	—	6,642	34	—	6,676
GSE residential MBS	4,424,542	—	4,424,542	46,767	398	4,470,911
Non-agency residential MBS	169,240	27,349	141,891	21,982	3,469	160,404
GSE commercial MBS	61,819	—	61,819	58	—	61,877
	4,662,243	27,349	4,634,894	68,841	3,867	4,699,868
Total	$4,689,362	$27,349	$4,662,013	$68,984	$3,867	$4,727,130

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of March 31, 2015. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential mortgage-backed securities, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities
GSE residential MBS	3	$82,103	$30	13	$402,058	$543	16	$484,161	$573
Non-agency residential MBS	1	6,586	213	24	125,698	9,946	25	132,284	10,159
GSE commercial MBS	3	61,649	170	—	—	—	3	61,649	170
Total	7	$150,338	$413	37	$527,756	$10,489	44	$678,094	$10,902

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

At March 31, 2015, the gross unrealized losses on the Bank’s held-to-maturity securities were $10,902,000, of which $10,159,000 was attributable to its holdings of non-agency (i.e., private-label) residential MBS and $743,000 was attributable to securities that are issued and guaranteed by GSEs.
As of March 31, 2015, the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE MBS, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at March 31, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2015.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2015 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 27 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of March 31, 2015 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of March 31, 2015 assumed changes in home prices ranging from declines of 3 percent to increases of 8 percent over the 12-month period beginning January 1, 2015. For the vast majority of markets, the changes were projected to range from increases of 1 percent to 5 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it was not likely that it would fully recover the remaining amortized cost basis of one of its previously other-than-temporarily impaired non-agency RMBS and, accordingly, this security was deemed to be other-than-temporarily impaired as of March 31, 2015. The difference between the present value of the cash flows expected to be collected from this security and its amortized cost basis (i.e., the credit loss) totaled $6,000 at March 31, 2015. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its remaining amortized cost basis, only the amount related to the credit loss was recognized in earnings. None of the Bank's other non-agency RMBS were deemed to be other-than-temporarily impaired at March 31, 2015.
For the security for which an other-than-temporary impairment was determined to have occurred as of March 31, 2015, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings (dollars in thousands):

			Significant Inputs(2)
Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of March 31, 2015	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of March 31, 2015(3)
2005	Alt-A/Option ARM	$12,133	8.2%	20.8%	39.0%	33.6%
________________________________________

(1)
Although the other-than-temporarily impaired security was not labeled as Alt-A at the time of issuance, based upon its current collateral and performance characteristics, it was analyzed using Alt-A assumptions.

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

In addition to the security that was determined to be other-than-temporarily impaired at March 31, 2015, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013. The following table presents a rollforward for the three months ended March 31, 2015 and 2014 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Balance of credit losses, beginning of period	$12,512	$12,901
Credit losses on securities for which an other-than-temporary impairment was previously recognized	6	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(217)	(65)
Balance of credit losses, end of period	12,301	12,836
Cumulative principal shortfalls on securities held at end of period	(1,381)	(870)
Cumulative amortization of the time value of credit losses at end of period	307	248
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$11,227	$12,214
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2015 and December 31, 2014 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2015			December 31, 2014
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$10,940	$10,940	$11,020	$12,544	$12,544	$12,649
Due after five years through ten years	14,077	14,077	14,101	14,575	14,575	14,613
	25,017	25,017	25,121	27,119	27,119	27,262
Mortgage-backed securities	4,126,676	4,100,968	4,153,721	4,662,243	4,634,894	4,699,868
Total	$4,151,693	$4,125,985	$4,178,842	$4,689,362	$4,662,013	$4,727,130

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $19,764,000 and $26,510,000 at March 31, 2015 and December 31, 2014, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$25,017	$27,119
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	264	276
Collateralized mortgage obligations
Fixed-rate	592	624
Variable-rate	4,064,001	4,599,524
Variable-rate multi-family MBS	61,819	61,819
	4,126,676	4,662,243
Total	$4,151,693	$4,689,362

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2014 or the three months ended March 31, 2015.
Sales of Securities. During the three months ended March 31, 2015, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $344,248,000. Proceeds from the sales totaled $350,474,000, resulting in realized gains of $6,226,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the three months ended March 31, 2014.

Note 6—Advances
     Redemption Terms. At March 31, 2015 and December 31, 2014, the Bank had advances outstanding at interest rates ranging from 0.07 percent to 8.36 percent and from 0.05 percent to 8.48 percent, respectively, as summarized below (dollars in thousands).

	March 31, 2015		December 31, 2014
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$7	4.08%	$79,477	4.04%

Due in one year or less	10,154,656	0.32	11,908,892	0.31
Due after one year through two years	1,212,130	1.47	1,085,057	1.46
Due after two years through three years	1,521,182	2.44	1,590,017	2.39
Due after three years through four years	1,009,953	2.37	1,085,640	2.40
Due after four years through five years	432,142	2.10	417,243	2.22
Due after five years	1,027,382	2.68	901,184	2.99
Amortizing advances	1,696,377	3.34	1,727,505	3.45
Total par value	17,053,829	1.20%	18,795,015	1.14%

Deferred prepayment fees	(19,283)		(17,903)
Commitment fees	(137)		(139)
Hedging adjustments	180,856		165,427
Total	$17,215,265		$18,942,400

The balances of overdrawn demand deposit accounts were fully collateralized at March 31, 2015 and December 31, 2014 and were repaid at the beginning of April 2015 and January 2015, respectively. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2015 and December 31, 2014, the Bank had aggregate prepayable and callable advances totaling $317,566,000 and $487,699,000, respectively.

The following table summarizes advances outstanding at March 31, 2015 and December 31, 2014, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2015	December 31, 2014
Overdrawn demand deposit accounts	$7	$79,477

Due in one year or less	10,359,526	11,993,262
Due after one year through two years	1,185,759	1,053,687
Due after two years through three years	1,521,182	1,590,017
Due after three years through four years	1,009,953	1,085,640
Due after four years through five years	424,142	414,243
Due after five years	856,883	851,184
Amortizing advances	1,696,377	1,727,505

Total par value	$17,053,829	$18,795,015

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2015 and December 31, 2014, the Bank had putable advances outstanding totaling $1,361,071,000 and $1,454,071,000, respectively.

The following table summarizes advances outstanding at March 31, 2015 and December 31, 2014, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2015	December 31, 2014
Overdrawn demand deposit accounts	$7	$79,477

Due in one year or less	11,409,226	13,258,963
Due after one year through two years	1,187,130	1,062,557
Due after two years through three years	817,611	990,896
Due after three years through four years	493,953	397,190
Due after four years through five years	422,142	377,243
Due after five years	1,027,383	901,184
Amortizing advances	1,696,377	1,727,505

Total par value	$17,053,829	$18,795,015

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Fixed-rate
Due in one year or less	$10,111,854	$11,573,066
Due after one year	6,668,898	6,694,902
Total fixed-rate	16,780,752	18,267,968
Variable-rate
Due in one year or less	52,007	426,477
Due after one year	221,070	100,570
Total variable-rate	273,077	527,047
Total par value	$17,053,829	$18,795,015

At March 31, 2015 and December 31, 2014, 30 percent and 27 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended March 31, 2015 and 2014, gross advance prepayment fees received from members/borrowers were $8,674,000 and $720,000, respectively, of which $3,831,000 and $214,000, respectively, were deferred.

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
During the three months ended March 31, 2015 and 2014, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2015 or December 31, 2014.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At March 31, 2015 and December 31, 2014, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2015 and December 31, 2014, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.

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
Mortgage Loans — Conventional Mortgage Loans. The Bank’s conventional mortgage loans were acquired through the Mortgage Partnership Finance® (“MPF”®) program, as more fully described in the Bank’s 2014 10-K. The allowance for losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF program. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for loan losses.
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
The Bank evaluates whether to record a charge-off on a conventional mortgage loan when the loan becomes 180 days or more past due or upon the occurrence of a confirming event, whichever occurs first. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at March 31, 2015 and December 31, 2014 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	March 31, 2015			December 31, 2014
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,075	$1,871	$2,946	$1,409	$2,276	$3,685
60-89 days delinquent	326	211	537	531	400	931
90 days or more delinquent	539	106	645	316	299	615
Total past due	1,940	2,188	4,128	2,256	2,975	5,231
Total current loans	29,894	33,115	63,009	31,510	34,429	65,939
Total mortgage loans	$31,834	$35,303	$67,137	$33,766	$37,404	$71,170

Other delinquency statistics:
In process of foreclosure (1)	$221	$49	$270	$79	$—	$79
Serious delinquency rate (2)	1.7%	0.3%	1.0%	0.9%	0.8%	0.9%
Past due 90 days or more and still accruing interest (3)	$—	$106	$106	$—	$299	$299
Nonaccrual loans	$539	$—	$539	$316	$—	$316
Troubled debt restructurings	$117	$—	$117	$116	$—	$116
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At March 31, 2015 and December 31, 2014, the Bank’s other assets included $134,000 and $193,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At March 31, 2015 and December 31, 2014, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $143,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at March 31, 2015. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$143	$165
Chargeoffs	—	—
Balance, end of period	$143	$165

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of March 31, 2015 and December 31, 2014 (in thousands).

	March 31, 2015	December 31, 2014
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$143	$143

Unpaid principal balance
Individually evaluated for impairment	$559	$432
Collectively evaluated for impairment	31,275	33,334
	$31,834	$33,766

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
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $812 billion and $847 billion at March 31, 2015 and December 31, 2014, respectively. The Bank was the primary obligor on $33.5 billion and $35.2 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2015 and December 31, 2014 (in thousands, at par value).

	March 31, 2015	December 31, 2014
Fixed-rate	$11,642,625	$8,377,640
Variable-rate	4,461,000	4,471,000
Step-up	3,932,500	3,112,500
Step-down	150,000	150,000
Total par value	$20,186,125	$16,111,140

At March 31, 2015 and December 31, 2014, 96 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2015 and December 31, 2014, by contractual maturity (dollars in thousands):

	March 31, 2015		December 31, 2014
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,559,110	0.43%	$6,225,840	0.58%
Due after one year through two years	4,553,550	1.08	2,790,080	1.19
Due after two years through three years	2,744,245	1.12	1,537,000	0.95
Due after three years through four years	2,112,000	1.80	1,847,000	1.94
Due after four years through five years	1,797,500	1.42	1,172,500	1.49
Due after five years	2,419,720	1.99	2,538,720	2.06
Total par value	20,186,125	1.09%	16,111,140	1.18%

Premiums	14,009		6,345
Discounts	(3,160)		(3,486)
Hedging adjustments	(1,598)		(35,299)
Total	$20,195,376		$16,078,700

At March 31, 2015 and December 31, 2014, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2015	December 31, 2014
Non-callable bonds	$11,233,905	$8,504,920
Callable bonds	8,952,220	7,606,220
Total par value	$20,186,125	$16,111,140

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2015 and December 31, 2014, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2015	December 31, 2014
Due in one year or less	$15,371,330	$13,772,060
Due after one year through two years	3,378,550	1,645,080
Due after two years through three years	649,245	152,000
Due after three years through four years	632,000	437,000
Due after four years through five years	75,000	25,000
Due after five years	80,000	80,000
Total par value	$20,186,125	$16,111,140

     Discount Notes. At March 31, 2015 and December 31, 2014, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2015	$13,275,909	$13,276,780	0.07%

December 31, 2014	$19,131,832	$19,134,303	0.09%

At March 31, 2015, 2 percent of the Bank's consolidated obligation discount notes were swapped to a variable rate. None of the Bank's consolidated obligation discount notes were swapped at December 31, 2014.

Note 9—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$25,998	$31,864
AHP assessment	2,566	1,435
Grants funded, net of recaptured amounts	(1,663)	(3,022)
Balance, end of period	$26,901	$30,277

Note 10—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of March 31, 2015 or December 31, 2014.
The Bank's derivative transactions are executed either bilaterally or, if required, cleared through a third-party central clearinghouse. The Bank has entered into master agreements with each of its bilateral derivative counterparties that provide for the netting of all transactions with each of these counterparties. Under its master agreements with its non-member bilateral derivative counterparties, collateral is delivered (or returned) daily when certain thresholds (ranging from $100,000 to $500,000) are met. The Bank offsets the fair value amounts recognized for bilaterally traded derivatives executed with the same counterparty, including any cash collateral remitted to or received from the counterparty. When entering into derivative transactions with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions with members consists of collateral that is eligible to secure advances and other obligations under the member's Advances and Security Agreement with the Bank. The Bank is not required to pledge collateral to its members to secure derivative positions. For cleared derivatives, all transactions with each clearing member of each clearinghouse are netted pursuant to legally enforceable setoff rights. Cleared derivatives are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral associated with cleared derivatives (i.e., initial and variation margin) is delivered (or returned) daily and is not subject to any maximum unsecured thresholds. The Bank offsets the fair value amounts recognized for cleared derivatives transacted with each clearing member of each clearinghouse, including cash collateral pledged or received.
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of March 31, 2015 and December 31, 2014 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
March 31, 2015

Assets

Derivatives
Bilateral derivatives	$40,397	$(25,601)	$14,796	$(12,466)	(2)	$2,330
Cleared derivatives	17,199	(13,719)	3,480	—		3,480	(3)
Total derivatives	57,596	(39,320)	18,276	(12,466)		5,810
Securities purchased under agreements to resell	5,250,000	—	5,250,000	(5,250,000)		—

Total assets	$5,307,596	$(39,320)	$5,268,276	$(5,262,466)		$5,810

Liabilities

Derivatives
Bilateral derivatives	$500,332	$(484,585)	$15,747	$—		$15,747
Cleared derivatives	200,308	(200,308)	—	—		—

Total liabilities	$700,640	$(684,893)	$15,747	$—		$15,747

December 31, 2014

Assets

Derivatives
Bilateral derivatives	$31,666	$(21,212)	$10,454	$(9,746)	(4)	$708
Cleared derivatives	6,574	(6,574)	—	—		—
Total derivatives	38,240	(27,786)	10,454	(9,746)		708
Securities purchased under agreements to resell	350,000	—	350,000	(350,000)		—

Total assets	$388,240	$(27,786)	$360,454	$(359,746)		$708

Liabilities

Derivatives
Bilateral derivatives	$629,920	$(611,348)	$18,572	$—		$18,572
Cleared derivatives	58,653	(55,704)	2,949	(2,949)	(5)	—

Total liabilities	$688,573	$(667,052)	$21,521	$(2,949)		$18,572
_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of $12,466,000 of collateral pledged by member counterparties.

(3)
In addition to this amount, the Bank had pledged securities with a fair value of $99,974,000 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)	Consists of $9,746,000 of collateral pledged by member counterparties.

(5)
In addition to this amount, the Bank had pledged securities with a fair value of $33,036,000 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 11—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of March 31, 2015, it was not a party to any swaptions or forward rate agreements.
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
Substantially all of the Bank's available-for-sale securities are fixed-rate agency and other highly rated debentures and agency commercial MBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at March 31, 2015 and December 31, 2014 (in thousands).

	March 31, 2015			December 31, 2014
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$4,977,056	$1,117	$192,523	$4,936,984	$4,641	$183,285
Available-for-sale securities	6,006,032	58	480,569	5,877,601	401	462,501
Consolidated obligation bonds	15,102,795	37,079	11,176	10,102,140	15,610	28,046
Interest rate caps related to advances	25,000	—	—	25,000	—	—
Total derivatives designated as hedging instruments under ASC 815	26,110,883	38,254	684,268	20,941,725	20,652	673,832
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	1,500	—	5	1,500	4	—
Available-for-sale securities	2,613	—	59	1,000	—	32
Consolidated obligation bonds	98,950	319	—	—	—	—
Consolidated obligation discount notes	249,823	57	—	—	—	—
Intermediary transactions	656,722	16,243	15,044	950,000	14,864	13,413
Interest rate caps
Held-to-maturity securities	2,750,000	1,459	—	2,900,000	1,424	—
Intermediary transactions	80,000	1,264	1,264	80,000	1,296	1,296
Total derivatives not designated as hedging instruments under ASC 815	3,839,608	19,342	16,372	3,932,500	17,588	14,741
Total derivatives before collateral and netting adjustments	$29,950,491	57,596	700,640	$24,874,225	38,240	688,573

Cash collateral and related accrued interest		(1,500)	(647,073)		(251)	(639,517)
Netting adjustments		(37,820)	(37,820)		(27,535)	(27,535)
Total collateral and netting adjustments(1)		(39,320)	(684,893)		(27,786)	(667,052)
Net derivative balances reported in statements of condition		$18,276	$15,747		$10,454	$21,521
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2015 and 2014 (in thousands).

	Gain (Loss) Recognized in Earnings for the
	Three Months Ended March 31,
	2015	2014
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$2,231	$(406)
Interest rate caps	—	(2)
Total net gain (loss) related to fair value hedge ineffectiveness	2,231	(408)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	32	525
Interest rate swaps
Advances	(5)	—
Available-for-sale securities	(46)	—
Consolidated obligation bonds	1,586	—
Consolidated obligation discount notes	40	—
Basis swaps	—	260
Intermediary transactions	364	772
Interest rate caps
Held-to-maturity securities	35	(454)
Total net gain related to derivatives not designated as hedging instruments under ASC 815	2,006	1,103
Net gains on derivatives and hedging activities reported in the statements of income	$4,237	$695
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2015 and 2014 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)

Three Months Ended March 31, 2015
Advances	$(19,335)	$19,758	$423	$(24,098)
Available-for-sale securities	(49,538)	51,272	1,734	(25,537)
Consolidated obligation bonds	34,063	(33,989)	74	28,953
Total	$(34,810)	$37,041	$2,231	$(20,682)

Three Months Ended March 31, 2014
Advances	$5,927	$(5,977)	$(50)	$(26,787)
Available-for-sale securities	(10,176)	10,491	315	(20,383)
Consolidated obligation bonds	49,523	(50,196)	(673)	27,416
Total	$45,274	$(45,682)	$(408)	$(19,754)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy and Finance Agency regulations. The Bank has transacted a majority of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of March 31, 2015, the notional balance of outstanding transactions with bilateral counterparties totaled $20.2 billion). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through a third-party central clearinghouse (as of March 31, 2015, the notional balance of cleared transactions outstanding totaled $9.7 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
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

Note 12—Capital
At all times during the three months ended March 31, 2015, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$426,433	$1,970,581	$347,402	$1,927,573
Total capital	$1,476,662	$1,970,581	$1,521,835	$1,927,573
Total capital-to-assets ratio	4.00%	5.34%	4.00%	5.07%
Leverage capital	$1,845,828	$2,955,872	$1,902,293	$2,891,360
Leverage capital-to-assets ratio	5.00%	8.01%	5.00%	7.60%
Shareholders are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member's total assets as of December 31, 2014, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances.
The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the repurchases that occurred on January 30, 2015 and April 30, 2015, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on each of these dates, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less, if the member elected to opt-out of the repurchase, or if, subject to certain exceptions, the member was on restricted collateral status. On January 30, 2015 and April 30, 2015, the Bank repurchased surplus stock totaling $134,747,000 and $158,722,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.

Note 13—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Service cost	$5	$4
Interest cost	12	15
Amortization of prior service cost	2	—
Amortization of net actuarial gain	(21)	(23)
Net periodic benefit credit	$(2)	$(4)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the three months ended March 31, 2015 and 2014, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2015 and December 31, 2014. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
The valuation techniques used to measure the fair values of the Bank’s financial instruments are described below.
     Cash and due from banks. The estimated fair value equals the carrying value.
     Interest-bearing deposit assets. Interest-bearing deposit assets earn interest at floating market rates; therefore, the estimated fair value of the deposits approximates their carrying value.
     Securities purchased under agreements to resell and federal funds sold. All federal funds sold represent overnight balances. All securities purchased under agreements to resell mature within one week. The estimated fair values approximate the carrying values.
     Trading, available-for-sale and held-to-maturity securities. To value its holdings of U.S. Treasury Bills and GSE discount notes classified as trading securities, all of its available-for-sale securities and its held-to-maturity MBS holdings, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.
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
As of March 31, 2015, four vendor prices were received for substantially all of the Bank’s trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at March 31, 2015 or December 31, 2014.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2015 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$102,281	$102,281	$102,281	$—		$—		$—
Interest-bearing deposits	343	343	—	343		—		—
Securities purchased under agreements to resell	5,250,000	5,250,000	—	5,250,000		—		—
Federal funds sold	3,244,000	3,244,000	—	3,244,000		—		—
Trading securities (1)	259,020	259,020	9,122	249,898		—		—
Available-for-sale securities (1)	6,528,195	6,528,195	—	6,528,195		—		—
Held-to-maturity securities	4,125,985	4,178,842	—	4,025,265	(2)	153,577	(3)	—
Advances	17,215,265	17,333,495	—	17,333,495		—		—
Mortgage loans held for portfolio, net	67,350	75,452	—	75,452		—		—
Accrued interest receivable	74,900	74,900	—	74,900		—		—
Derivative assets (1)	18,276	18,276	—	57,596		—		(39,320)

Liabilities:
Deposits	949,533	949,532	—	949,532		—		—
Consolidated obligations
Discount notes	13,275,909	13,275,969	—	13,275,969		—		—
Bonds	20,195,376	20,241,015	—	20,241,015		—		—
Mandatorily redeemable capital stock	4,563	4,563	4,563	—		—		—
Accrued interest payable	39,272	39,272	—	39,272		—		—
Derivative liabilities (1)	15,747	15,747	—	700,640		—		(684,893)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of March 31, 2015.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

During the three months ended March 31, 2015, the Bank recorded total OTTI losses on one of its non-agency RMBS classified as held-to-maturity (see Note 5). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurement for this impaired security was classified as a Level 3 measurement in the fair value hierarchy. Four third-party vendor prices were received for this security and the average of the four prices was used to determine the final fair value measurement.

Note 15—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the 12 FHLBanks. At March 31, 2015, the par amount of the other 11 FHLBanks’ outstanding consolidated obligations was approximately $779 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At March 31, 2015 and December 31, 2014, the Bank had commitments to make additional advances totaling approximately $311,584,000 and $14,065,000, respectively. In addition, outstanding standby letters of credit totaled $4,765,691,000 and $4,330,557,000 at March 31, 2015 and December 31, 2014, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 7).
At March 31, 2015 and December 31, 2014, the Bank had commitments to issue $867,000,000 and $60,000,000 of consolidated obligation bonds, respectively, all of which were hedged with interest rate swaps. At March 31, 2015 and December 31, 2014, the Bank had commitments to issue $300,000,000 and $750,000,000, respectively, of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of March 31, 2015 and December 31, 2014, the Bank had pledged cash collateral of $647,021,000 and $639,452,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of March 31, 2015 and December 31, 2014, the Bank had pledged securities with carrying values (and fair values) of $99,974,000 and $35,985,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.
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

Note 17 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the three months ended March 31, 2015 and 2014, interest income from loans to other FHLBanks totaled $1,993 and $357, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014
Balance at January 1,	$—	$—
Loans made to FHLBank of San Francisco	500,000	265,000
Collections from FHLBank of San Francisco	(500,000)	(265,000)
Balance at March 31,	$—	$—
During the three months ended March 31, 2015 and 2014, interest expense on borrowings from other FHLBanks totaled $271 and $208, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014
Balance at January 1,	$—	$—
Borrowings from FHLBank of San Francisco	85,000	150,000
Repayments to FHLBank of San Francisco	(85,000)	(150,000)
Balance at March 31,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the three months ended March 31, 2015 or 2014.
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the three months ended March 31, 2015 or 2014.

Note 18 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2015
Balance at January 1, 2015	$22,412	$(27,349)	$1,336	$(3,601)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(2,345)	—	—	(2,345)
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	2,005	—	—	2,005
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(33)	—	(33)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	1,674	—	1,674
Total other comprehensive income (loss)	(340)	1,641	(19)	1,282
Balance at March 31, 2015	$22,072	$(25,708)	$1,317	$(2,319)

Three Months Ended March 31, 2014
Balance at January 1, 2014	$(868)	$(33,200)	$1,427	$(32,641)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of net actuarial gains recognized in compensation and benefits expense	—	—	(23)	(23)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	25,272	—	—	25,272
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	1,859	—	1,859
Total other comprehensive income (loss)	25,272	1,859	(23)	27,108
Balance at March 31, 2014	$24,404	$(31,341)	$1,404	$(5,533)
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 26, 2015 (the “2014 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of March 31, 2015, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks. At that same date, S&P had rated 11 of the FHLBanks AA+/A-1+ and the FHLBank of Seattle AA/A-1+.
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
The Bank’s profitability objective is to generate sufficient earnings to allow the Bank to continue to increase its retained earnings and pay dividends on capital stock at rates that are at least equal to or slightly above the average federal funds rate. The Bank’s quarterly dividends are based upon its operating results, shareholders’ average capital stock holdings and, currently, the upper end of the targeted range for the federal funds rate for the immediately preceding quarter. While the Bank has had a long-standing practice of paying quarterly dividends, future dividend payments cannot be assured.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2015 and December 31, 2014.

MEMBERSHIP SUMMARY
	March 31, 2015	December 31, 2014
Commercial banks	642	655
Thrifts	64	68
Credit unions	104	103
Insurance companies	32	31
Community Development Financial Institutions	5	4
Total members	847	861
Housing associates	8	8
Non-member borrowers	10	10
Total	865	879
Community Financial Institutions (“CFIs”) (1)	655	670
_____________________________

(1)
The figures presented above reflect the number of members that were Community Financial Institutions as of March 31, 2015 and December 31, 2014 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2015, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2014, 2013 and 2012 of less than $1.123 billion. For 2014, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2013, 2012 and 2011 of less than $1.108 billion.
The decline in the Bank's membership during the quarter ended March 31, 2015 was largely attributable to merger activity within the Bank's district.
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
Financial Market Conditions
Economic growth in the United States slowed during the first quarter of 2015. The gross domestic product increased at an annual rate of 0.2 percent during the first quarter of 2015, after increasing at an annual rate of 2.4 percent during 2014. The nationwide unemployment rate fell from 5.6 percent at December 31, 2014 to 5.5 percent at March 31, 2015. Housing prices continued to improve in most major metropolitan areas.
During 2014, the Federal Open Market Committee ("FOMC") concluded its asset purchase program. The Federal Reserve is maintaining its existing policy of reinvesting the principal payments from its holdings of agency debt and agency mortgage-backed securities ("MBS") in agency MBS and of rolling over maturing treasury securities at auction.
The FOMC maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout the first three months of 2015. The Federal Reserve stated at its April 2015 FOMC meeting that the FOMC anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and it is reasonably confident that inflation will move back to its 2 percent objective over the medium term. The FOMC also stated that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.

One-month and three-month LIBOR rates increased slightly during the first three months of 2015, with one-month and three-month LIBOR ending the first quarter at 0.18 percent and 0.27 percent, respectively, as compared to 0.17 percent and 0.26 percent, respectively, at the end of 2014. The following table presents information on various market interest rates at March 31, 2015 and December 31, 2014 and various average market interest rates for the three-month periods ended March 31, 2015 and 2014.

	Ending Rate		Average Rate
	March 31, 2015	December 31, 2014	First Quarter 2015	First Quarter 2014
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.06%	0.06%	0.11%	0.07%
1-month LIBOR (1)	0.18%	0.17%	0.17%	0.16%
3-month LIBOR (1)	0.27%	0.26%	0.26%	0.24%
2-year LIBOR (1)	0.81%	0.90%	0.84%	0.49%
5-year LIBOR (1)	1.53%	1.77%	1.61%	1.69%
10-year LIBOR (1)	2.02%	2.28%	2.08%	2.87%
3-month U.S. Treasury (1)	0.03%	0.04%	0.02%	0.05%
2-year U.S. Treasury (1)	0.56%	0.67%	0.60%	0.37%
5-year U.S. Treasury (1)	1.37%	1.65%	1.46%	1.60%
10-year U.S. Treasury (1)	1.94%	2.17%	1.97%	2.77%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2015 Summary

•
The Bank ended the first quarter of 2015 with total assets of $36.9 billion compared with $38.0 billion at the end of 2014. The $1.1 billion decrease in total assets during the three-month period was attributable primarily to a $1.7 billion decrease in advances and a $0.4 billion decrease in the Bank's long-term securities portfolio, offset by a $0.9 billion increase in the Bank's short-term liquidity portfolio.

•
Total advances decreased from $18.9 billion at December 31, 2014 to $17.2 billion at March 31, 2015. During the first quarter of 2015, the Bank's advances declined due to reduced demand from some of its larger borrowers, which the Bank attributes to an increase in liquidity levels at those institutions.

•
The Bank’s net income for the three months ended March 31, 2015 was $23.1 million, as compared to $12.9 million during the corresponding period in 2014. The $10.2 million increase was due in large part to realized gains of $8.6 million on the sales of some of the Bank's long-term investments during the first three months of 2015. For additional discussion, see the section entitled "Results of Operations" beginning on page 56 of this report.

•
At all times during the first three months of 2015, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $721.8 million (1.96 percent of total assets) at March 31, 2015 from $699.8 million (1.84 percent of total assets) at December 31, 2014.

•
During the first three months of 2015, the Bank paid dividends totaling $1.1 million; the Bank’s first quarter dividend was paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target range for the federal funds rate of 0.25 percent for the preceding quarter by 12.5 basis points.

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

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	First Quarter	2014
	2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$17,215,265	$18,942,400	$18,758,139	$18,245,870	$15,340,791
Investments (1)	19,407,543	17,422,344	15,218,258	13,938,090	13,387,482
Mortgage loans	67,493	71,554	75,840	80,939	86,003
Allowance for credit losses on mortgage loans	143	143	148	148	165
Total assets	36,916,558	38,045,868	37,484,602	33,651,300	30,635,363
Consolidated obligations — discount notes	13,275,909	19,131,832	17,433,491	11,952,899	7,798,189
Consolidated obligations — bonds	20,195,376	16,078,700	17,356,431	18,958,906	20,146,668
Total consolidated obligations(2)	33,471,285	35,210,532	34,789,922	30,911,805	27,944,857
Mandatorily redeemable capital stock(3)	4,563	5,059	4,655	3,779	3,961
Capital stock — putable	1,244,254	1,222,738	1,241,398	1,227,513	1,083,879
Unrestricted retained earnings	667,595	650,224	642,747	635,150	624,931
Restricted retained earnings	54,169	49,552	47,399	45,233	42,432
Total retained earnings	721,764	699,776	690,146	680,383	667,363
Accumulated other comprehensive income (loss)	(2,319)	(3,601)	8,001	1,388	(5,533)
Total capital	1,963,699	1,918,913	1,939,545	1,909,284	1,745,709
Dividends paid(3)	1,100	1,135	1,065	984	1,019
Income statement (for the quarter)
Net interest income	$29,084	$32,453	$27,527	$31,885	$28,718
Other income (loss)	14,700	(805)	3,169	2,830	2,848
Other expense	18,130	19,687	18,664	19,155	17,219
AHP assessment	2,566	1,196	1,204	1,556	1,435
Net income	23,088	10,765	10,828	14,004	12,912
Performance ratios
Net interest margin(4)	0.29%	0.34%	0.31%	0.39%	0.37%
Return on average assets	0.23	0.11	0.12	0.17	0.17
Return on average equity	4.88	2.29	2.27	3.10	3.08
Return on average capital stock (5)	7.71	3.67	3.97	4.93	4.92
Total average equity to average assets	4.74	4.87	5.35	5.53	5.48
Regulatory capital ratio(6)	5.34	5.07	5.17	5.68	5.73
Dividend payout ratio (3)(7)	4.76	10.54	9.84	7.03	7.89
Average effective federal funds rate(8)	0.11%	0.10%	0.09%	0.09%	0.07%

_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, the outstanding consolidated obligations (at par value) of all 12 FHLBanks totaled approximately $812 billion, $847 billion, $817 billion, $800 billion, and $754 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $33 billion, $35 billion, $35 billion, $31 billion, and $28 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $4 thousand, $4 thousand, $4 thousand, $4 thousand, and $6 thousand for the quarters ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively.

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

Financial Condition
The following table provides selected period-end balances as of March 31, 2015 and December 31, 2014, as well as selected average balances for the three-month period ended March 31, 2015 and the year ended December 31, 2014. As shown in the table, the Bank’s total assets decreased by 3.0 percent (or $1.1 billion) between December 31, 2014 and March 31, 2015, due primarily to a $1.7 billion decrease in advances and a $0.4 million decrease in the Bank's long-term securities portfolio, offset by a $0.9 billion increase in the Bank's short-term liquidity holdings. As the Bank’s assets decreased, the funding for those assets also decreased. During the three months ended March 31, 2015, total consolidated obligations decreased by $1.7 billion as consolidated obligation discount notes decreased by $5.8 billion and consolidated obligation bonds increased by $4.1 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2015
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2014
Advances	$17,215	$(1,727)	(9.1)%	$18,942
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	—	(1,480)	(100.0)%	1,480
Securities purchased under agreements to resell	5,250	4,900	1,400.0%	350
Federal funds sold	3,244	(2,369)	(42.2)%	5,613
U.S. Treasury Bills	200	(200)	(50.0)%	400
GSE discount notes	50	50	*	—
Long-term investments
Available-for-sale securities	6,528	139	2.2%	6,389
Held-to-maturity securities	4,126	(536)	(11.5)%	4,662
Mortgage loans, net	67	(4)	(5.6)%	71
Total assets	36,917	(1,129)	(3.0)%	38,046
Consolidated obligations — bonds	20,195	4,116	25.6%	16,079
Consolidated obligations — discount notes	13,276	(5,856)	(30.6)%	19,132
Total consolidated obligations	33,471	(1,740)	(4.9)%	35,211
Mandatorily redeemable capital stock	5	—	—%	5
Capital stock	1,244	21	1.7%	1,223
Retained earnings	722	22	3.1%	700
Average total assets	40,441	6,031	17.5%	34,410
Average capital stock	1,215	73	6.4%	1,142
Average mandatorily redeemable capital stock	5	1	25.0%	4
_____________________________

*	The percentage increase is not meaningful.

(1)	Represents excess cash held by the Bank. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's advances balances (at par value) decreased by $1.7 billion during the first three months of 2015. The Bank's advances declined due to reduced demand from some of its larger borrowers, which the Bank attributes to an increase in liquidity levels at those institutions. The following table presents advances outstanding, by type of institution, as of March 31, 2015 and December 31, 2014.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial banks	$11,889	70%	$13,608	72%
Thrifts	2,431	14	2,399	13
Credit unions	1,816	11	1,968	11
Insurance companies	898	5	799	4
Community Development Financial Institutions	4	—	4	—
Total member advances	17,038	100	18,778	100
Housing associates	2	—	2	—
Non-member borrowers	14	—	15	—
Total par value of advances	$17,054	100%	$18,795	100%
Total par value of advances outstanding to CFIs (1)	$6,154	36%	$6,362	34%
_____________________________

(1)	The figures presented above reflect the advances outstanding to CFIs as of March 31, 2015 and December 31, 2014 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2015, advances outstanding to the Bank’s five largest borrowers totaled $4.3 billion, representing 25.3 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2014 totaled $4.5 billion, representing 23.8 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2015.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2015
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
LegacyTexas Bank	$1,173	6.9%
Texas Capital Bank, N.A.	1,000	5.9
Beal Bank USA	795	4.7
Southside Bank	690	4.0
International Bank of Commerce	640	3.8
	$4,298	25.3%

The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2015 and December 31, 2014.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2015		December 31, 2014
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$15,085	88.5%	$16,540	88.0%
Adjustable/variable-rate indexed	273	1.6	527	2.8
Amortizing	1,696	9.9	1,728	9.2
Total par value	$17,054	100.0%	$18,795	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2014 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in the 2014 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Holdings
At March 31, 2015, the Bank’s short-term liquidity holdings were comprised of $5.3 billion of reverse repurchase agreements (all of which were overnight transactions except for $1.5 billion, which was transacted with the Federal Reserve Bank of New York on March 30, 2015 for a 7-day term), $3.2 billion of overnight federal funds sold, $0.2 billion of U.S. Treasury Bills and $50 million of GSE discount notes. At December 31, 2014, the Bank’s short-term liquidity holdings were comprised of $5.6 billion of overnight federal funds sold, $1.5 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.4 billion of U.S. Treasury Bills and $0.4 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during the three months ended March 31, 2015 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. As of March 31, 2015, the Bank’s overnight federal funds sold consisted of $2.8 billion sold to counterparties rated single-A and $0.4 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, and the level of liquidity needed to satisfy Finance Agency requirements. (For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.”)

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2015 and December 31, 2014 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
March 31, 2015	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$25	$50	$75	$25
GSE obligations	—	4,391	4,391	—
Other	—	412	412	—
Total debentures	25	4,853	4,878	25

MBS portfolio
U.S. government-guaranteed residential MBS	6	—	6	6
GSE residential MBS	3,896	—	3,896	3,932
GSE commercial MBS	62	1,675	1,737	62
Non-agency residential MBS	137	—	137	154
Total MBS	4,101	1,675	5,776	4,154
Total long-term investments	$4,126	$6,528	$10,654	$4,179

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2014	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$27	$50	$77	$27
GSE obligations	—	4,922	4,922	—
Other	—	411	411	—
Total debentures	27	5,383	5,410	27

MBS portfolio
U.S. government-guaranteed residential MBS	7	—	7	7
GSE residential MBS	4,424	—	4,424	4,471
GSE commercial MBS	62	1,006	1,068	62
Non-agency residential MBS	142	—	142	160
Total MBS	4,635	1,006	5,641	4,700
Total long-term investments	$4,662	$6,389	$11,051	$4,727

As of March 31, 2015, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation, were rated triple-A by Moody's and Fitch and A+ by S&P. The credit ratings associated with the Bank's holdings of non-agency RMBS are presented in the table below.
During the three months ended March 31, 2015, the Bank acquired $649.1 million of GSE commercial MBS ("CMBS") (based on trade date), all of which was classified as available-for-sale and backed by multi-family loans. During this same three-month period, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $194.9 million and $0.2 million, respectively.
In addition, during the three months ended March 31, 2015, the Bank sold approximately $350 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $6.2 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in GSE CMBS. During this same three-month period, the Bank sold approximately $507 million (par value) of GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $2.3 million.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). At March 31, 2015, the Bank held $5.8 billion (amortized cost) of MBS, which represented 295 percent of its total regulatory capital as of that date. In April 2015, the Bank purchased an additional $379 million of GSE CMBS, all of which are backed by multi-family loans. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
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
Gross unrealized losses on the Bank’s MBS investments increased from $20.0 million at December 31, 2014 to $23.7 million at March 31, 2015. As of March 31, 2015, $10.2 million of the gross unrealized losses related to the Bank’s holdings of non-agency RMBS.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2015 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of March 31, 2015. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	2	$3,814	$3,815	$3,815	$3,747	$68
Triple-B	4	26,280	26,280	26,280	24,642	1,638
Double-B	4	5,486	5,486	5,487	5,200	286
Single-B	5	35,579	35,432	31,573	31,750	3,682
Triple-C	11	88,391	80,542	61,390	76,559	4,485
Single-D	1	14,388	11,163	8,465	11,679	—
Total	27	$173,938	$162,718	$137,010	$153,577	$10,159
At March 31, 2015, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities with an aggregate unpaid principal balance of $31 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $143 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2014, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities backed by fixed-rate loans with an aggregate unpaid principal balance of $33 million and 19 securities backed by option ARM loans with an aggregate unpaid principal balance of $148 million. A summary of the Bank’s non-agency RMBS as of December 31, 2014 by classification by the originator at the time of issuance, collateral type and year of securitization is presented in the 2014 10-K; there were no material changes to this information during the three months ended March 31, 2015.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2014 is provided in the 2014 10-K. There were no material changes in these concentrations during the three months ended March 31, 2015.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of March 31, 2015 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of March 31, 2015 is set forth in the table below.
SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at March 31, 2015	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2003	$6,276	20.24%	10.80%	23.22%	0.76%	0.53%	1.39%	21.55%	20.24%	22.79%
Alt-A(1)
2006	14,388	17.05%	17.05%	17.05%	22.64%	22.64%	22.64%	44.22%	44.22%	44.22%
2005	144,025	8.12%	6.51%	18.64%	23.37%	8.05%	38.48%	38.83%	31.84%	51.24%
2004	7,942	8.93%	8.67%	9.15%	20.30%	19.38%	21.39%	32.38%	32.23%	32.51%
2002	1,307	16.16%	16.16%	16.16%	4.40%	4.40%	4.40%	32.25%	32.25%	32.25%
Total Alt-A collateral	167,662	8.99%	6.51%	18.64%	23.02%	4.40%	38.48%	38.93%	31.84%	51.24%
Total non-agency RMBS	$173,938	9.39%	6.51%	23.22%	22.21%	0.53%	38.48%	38.31%	20.24%	51.24%
_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

Since 2009, the Bank has recorded credit impairments totaling $13.0 million on 15 of its non-agency RMBS. Through March 31, 2015, actual principal shortfalls on these securities have totaled $1.4 million. Based on the cash flow analyses performed as of March 31, 2015, the Bank currently expects to recover in future periods approximately $9.8 million of the previously recorded losses. These anticipated recoveries (i.e., increases in cash flows expected to be collected) will be accreted as interest income over the remaining lives of the applicable securities.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of March 31, 2015 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning January 1, 2015 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. Under the more stressful housing price scenario, an additional $8,000 of credit impairment would have been recorded as of March 31, 2015 on the one security that was deemed to be other-than-temporarily impaired at that date under the best estimate scenario. None of the Bank’s other non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($4.1 billion par value at March 31, 2015) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2015, one-month LIBOR was 0.18 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($3.7 billion) was between 6.00 percent and 7.00 percent. As of March 31, 2015, one-month LIBOR rates were 577 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $2.8 billion of interest rate caps with remaining maturities ranging from 3 months to 77 months as of March 31, 2015, and strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of March 31, 2015.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2015	$250	6.50%
Third quarter 2015	150	6.75%
Third quarter 2015	200	6.50%
Fourth quarter 2015	250	6.00%
Fourth quarter 2015	250	7.00%
Second quarter 2016	200	6.50%
Second quarter 2016	250	7.00%
Third quarter 2018	200	6.50%
First quarter 2019	250	6.50%
Third quarter 2021 (1)	750	6.50%
	$2,750

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.

Consolidated Obligations and Deposits
During the three months ended March 31, 2015, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $4.1 billion while its outstanding consolidated obligation discount notes decreased by $5.9 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2015 and December 31, 2014.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2015		December 31, 2014
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$6,873	34.1%	$4,169	25.9%
Callable	4,770	23.6	4,209	26.1
Variable-rate	4,461	22.1	4,471	27.8
Callable step-up	3,932	19.5	3,112	19.3
Callable step-down	150	0.7	150	0.9
Total par value	$20,186	100.0%	$16,111	100.0%

The Bank’s intermediate and long-term funding needs remained relatively low during the first three months of 2015. During this period, the Bank issued $7.1 billion of consolidated obligation bonds and approximately $16.5 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation discount notes and bonds. At March 31, 2015 and December 31, 2014, discount notes comprised approximately 40 percent and 54 percent, respectively, of the Bank's total outstanding consolidated obligations. During the three months ended March 31, 2015, the Bank issued consolidated obligation bonds to extend the maturities of some of its debt. The majority of the consolidated obligation bonds issued during the three months ended March 31, 2015 (based on par value) were fixed-rate non-callable bonds (a large portion of which were swapped) and swapped fixed-rate callable bonds, including step-up bonds.
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 16 basis points during the three months ended March 31, 2015, as compared to LIBOR minus 15 basis points during the year ended December 31, 2014.
Demand and term deposits were $0.9 billion and $0.8 billion at March 31, 2015 and December 31, 2014, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.24 billion and $1.22 billion at March 31, 2015 and December 31, 2014, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $1.14 billion for the year ended December 31, 2014 to $1.21 billion for the three months ended March 31, 2015.
Mandatorily redeemable capital stock outstanding at March 31, 2015 and December 31, 2014 was $4.6 million and $5.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.

At March 31, 2015 and December 31, 2014, the Bank’s five largest shareholders collectively held $219 million and $204 million, respectively, of capital stock, which represented 17.4 percent and 16.6 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2015.
FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2015
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
LegacyTexas Bank	$50,244	4.0%
Texas Capital Bank, N.A.	49,843	4.0
International Bank of Commerce	41,833	3.3
Southside Bank	39,978	3.2
IBERIABANK	36,730	2.9
	$218,628	17.4%
As of March 31, 2015, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
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
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred on January 30, 2015 and April 30, 2015, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on those dates, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For each of these repurchases, members were given the opportunity to opt-out of the repurchase if they chose to do so. Based on member elections, surplus stock totaling $107.4 million and $60.0 million that otherwise would have been repurchased on January 30, 2015 and April 30, 2015, respectively, was not repurchased. In the future, the Bank may continue this practice or, alternatively, it may modify its practices for repurchasing and managing excess stock in other ways that would allow members to hold larger amounts of excess stock.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2014.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 30, 2015	1,347,470	$134,747	$—
April 30, 2015	1,587,217	158,722	—

At March 31, 2015, the Bank’s excess stock totaled $290.4 million, which represented 0.8% percent of the Bank’s total assets as of that date.

The following table presents outstanding capital stock, by type of institution, as of March 31, 2015 and December 31, 2014.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	March 31, 2015		December 31, 2014
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$840	67%	$844	69%
Thrifts	127	10	126	10
Credit unions	206	17	189	16
Insurance companies	71	6	64	5
Total capital stock classified as capital	1,244	100	1,223	100
Mandatorily redeemable capital stock	5	—	5	—
Total regulatory capital stock	$1,249	100%	$1,228	100%
During the three months ended March 31, 2015, the Bank’s retained earnings increased by $22.0 million, from $699.8 million to $721.8 million. During this same period, the Bank paid dividends on capital stock totaling $1.1 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first quarter 2015 dividend rate exceeded the upper end of the Federal Reserve’s target range for the federal funds rate for the quarter ended December 31, 2014 by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2014 through December 31, 2014, was paid on March 31, 2015.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns generally track short-term interest rates.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends in 2015 at an annualized rate at least equal to the upper end of the Federal Reserve’s target range for the federal funds rate for the applicable dividend period (i.e., for each calendar quarter during the year, the upper end of the Federal Reserve's target range for the federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash.
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2014 10-K. At March 31, 2015, the Bank’s total risk-based capital requirement was $426 million, comprised of credit risk, market risk and operations risk capital requirements of $248 million, $80 million and $98 million, respectively, and its permanent capital was $2.0 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at March 31, 2015 or December 31, 2014. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2015, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2015, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.34% and 8.01%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2015 and December 31, 2014, see “Item 1. Financial Statements” (specifically, Note 12 on page 29 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 11 beginning on page 24 of this report). The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2015 and December 31, 2014.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Shortcut Method	Long-Haul Method	Economic Hedges	Total
March 31, 2015
Advances	$3,588	$1,414	$2	$5,004
Investments	—	6,006	2,753	8,759
Consolidated obligation bonds	—	15,102	99	15,201
Consolidated obligation discount notes	—	—	250	250
Intermediary positions	—	—	737	737
Total notional balance	$3,588	$22,522	$3,841	$29,951
December 31, 2014
Advances	$3,593	$1,369	$2	$4,964
Investments	—	5,878	2,901	8,779
Consolidated obligation bonds	—	10,102	—	10,102
Intermediary positions	—	—	1,030	1,030
Total notional balance	$3,593	$17,349	$3,933	$24,875

The following table presents the earnings impact of derivatives and hedging activities during the three months ended March 31, 2015 and 2014.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Intermediary Transactions	Balance Sheet	Total
Three Months Ended March 31, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(3)	$27	$1	$—	$—	$25
Net interest settlements included in net interest income (2)	(25)	(52)	28	—	—	(49)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	2	—	—	—	2
Net gains on economic hedges	—	—	2	—	—	2
Total net gains on derivatives and hedging activities	—	2	2	—	—	4
Net impact of derivatives and hedging activities	$(28)	$(23)	$31	$—	$—	$(20)

Three Months Ended March 31, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$27	$(1)	$—	$—	$26
Net interest settlements included in net interest income (2)	(28)	(48)	29	—	—	(47)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(1)	—	—	(1)
Net gains on economic hedges	—	—	—	1	—	1
Net interest settlements on economic hedges	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	—	(1)	1	1	1
Net impact of derivatives and hedging activities	$(28)	$(21)	$27	$1	$1	$(20)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
The Bank has transacted a majority of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of March 31, 2015, the notional balance of outstanding interest rate exchange agreements transacted with bilateral counterparties totaled $20.2 billion.
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
As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of March 31, 2015, the Bank had cleared trades outstanding with notional amounts totaling $9.7 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2015.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	1	$75.0	$0.1	$—	$—	$0.1
Single-A	3	342.0	1.6	(1.3)	—	0.3
Liability positions with credit exposure
Single-A	3	3,971.5	(59.3)	61.2	—	1.9
Cleared derivatives (3)	—	9,729.4	(183.1)	186.6	100.0	103.5
Total derivative positions with non-member counterparties to which the Bank had credit exposure	7	14,117.9	(240.7)	246.5	100.0	105.8
Asset positions without credit exposure	1	1,230.0	0.1	(0.2)	—	—
Liability positions without credit exposure (4)	9	14,234.2	(410.1)	399.3	—	—
Total non-member counterparties	17	29,582.1	(650.7)	$645.6	$100.0	$105.8

Member institutions (5)
Asset positions	9	128.4	12.5
Liability positions	2	240.0	(4.6)
Total member institutions	11	368.4	7.9

Total	28	$29,950.5	$(642.8)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of March 31, 2015.

(2)	Includes amounts that had not settled as of March 31, 2015.

(3)	The counterparties to the Bank's cleared derivatives transactions are unrated.

(4)
The figures for the liability positions without credit exposure as of March 31, 2015 included transactions with one counterparty that is affiliated with a member institution and two counterparties that are affiliated with a non-member shareholder of the Bank; transactions with these counterparties had an aggregate notional principal of $4.9 billion as of March 31, 2015.

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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new (but not yet finalized) regulatory requirements, including minimum margin requirements imposed by regulators. For additional discussion, see Item 1 - Business - Legislative and Regulatory Developments in the 2014 10-K.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 107 percent and 109 percent at March 31, 2015 and December 31, 2014, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended March 31, 2015 and 2014 was $23.1 million and $12.9 million, respectively. The Bank’s net income for the three months ended March 31, 2015 represented an annualized return on average capital stock (“ROCS”) of 7.71 percent, which was 760 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 4.92 percent for the three months ended March 31, 2014, which exceeded the average effective federal funds rate for that quarter by 485 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended March 31, 2015 and 2014, the Bank’s income before assessments was $25.7 million and $14.3 million, respectively. As discussed in more detail below, the $11.4 million increase in income before assessments from period to period was attributable to an $11.9 million increase in other income and a $0.4 million increase in net interest income, offset by a $0.9 million increase in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended March 31, 2015 and 2014, the Bank’s net interest income was $29.1 million and $28.7 million, respectively. Excluding net prepayment fees on advances, which increased by $2.2 million quarter to quarter, the Bank's net interest income declined by $1.8 million. This decline was attributable to lower net interest spreads (as discussed below), partially offset by higher average balances of interest-earning assets.
For the three months ended March 31, 2015 and 2014, the Bank’s net interest margin was 29 basis points and 37 basis points, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread decreased from 34 basis points for the three months ended March 31, 2014, to 27 basis points for the three months ended March 31, 2015, due largely to an increase in the Bank's short-term liquidity portfolio and lower yields on the Bank's advances and agency CMO portfolio, offset by an increase in net prepayment fees on advances.
A significant portion of the Bank's recent lending activities have been comprised of short-term advances, which have lower yields than the Bank's longer term assets. In addition, the yields on the Bank's agency CMO portfolio were lower due in part to lower discount accretion associated with these securities. Discount accretion associated with the Bank's agency CMO portfolio decreased by $1.5 million (from $2.9 million to $1.4 million) for the three months ended March 31, 2015 as compared to the corresponding period in 2014, due in part to the sales of some of these securities in January 2015, as further discussed below.

The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 2 basis points during the three months ended March 31, 2015, as compared to 3 basis points during the three months ended March 31, 2014.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2015 and 2014.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$689	$—	0.11%	$815	$—	0.07%
Securities purchased under agreements to resell	2,086	—	0.08%	288	—	0.05%
Federal funds sold	7,553	2	0.10%	1,819	1	0.08%
Investments
Trading	241	—	0.07%	1,008	—	0.07%
Available-for-sale (3)	6,718	7	0.41%	5,476	5	0.38%
Held-to-maturity (3)	4,334	8	0.75%	5,243	11	0.83%
Advances (4)	19,272	32	0.66%	16,642	32	0.76%
Mortgage loans held for portfolio	69	1	5.72%	89	1	5.69%
Total earning assets	40,962	50	0.49%	31,380	50	0.63%
Cash and due from banks	60			385
Other assets	122			115
Derivatives netting adjustment (2)	(689)			(817)
Fair value adjustment on available-for-sale securities (3)	13			2
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(27)			(33)
Total assets	$40,441	50	0.50%	$31,032	50	0.64%
Liabilities and Capital
Interest-bearing deposits (2)	$781	—	0.01%	$846	—	0.01%
Consolidated obligations
Bonds	16,943	17	0.41%	20,550	19	0.37%
Discount notes	20,317	4	0.08%	7,792	2	0.09%
Mandatorily redeemable capital stock and other borrowings	6	—	0.33%	9	—	0.24%
Total interest-bearing liabilities	38,047	21	0.22%	29,197	21	0.29%
Other liabilities	1,165			951
Derivatives netting adjustment (2)	(689)			(817)
Total liabilities	38,523	21	0.22%	29,331	21	0.29%
Total capital	1,918			1,701
Total liabilities and capital	$40,441		0.21%	$31,032		0.27%
Net interest income		$29			$29
Net interest margin			0.29%			0.37%
Net interest spread			0.27%			0.34%
Impact of non-interest bearing funds			0.02%			0.03%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2015 and 2014 in the table above include $688 million and $815 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended March 31, 2015 and 2014 in the table above include $1.0 million and $1.2 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods in 2015 and 2014. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended
	March 31, 2015 vs. 2014
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—
Securities purchased under agreements to resell	—	—	—
Federal funds sold	1	—	1
Investments
Trading	—	—	—
Available-for-sale	1	1	2
Held-to-maturity	(2)	(1)	(3)
Advances	4	(4)	—
Mortgage loans held for portfolio	—	—	—
Total interest income	4	(4)	—
Interest expense
Interest-bearing deposits	—	—	—
Consolidated obligations
Bonds	(4)	2	(2)
Discount notes	2	—	2
Mandatorily redeemable capital stock and other borrowings	—	—	—
Total interest expense	(2)	2	—
Changes in net interest income	$6	$(6)	$—

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2015 and 2014.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net interest income (expense) associated with:
Stand-alone economic hedge derivatives (basis swaps)	$—	$516
Member/offsetting swaps	23	9
Economic hedge derivatives related to advances	(2)	—
Economic hedge derivatives related to available-for-sale securities	(6)	—
Economic hedge derivatives related to consolidated obligation discount notes	17	—
Total net interest income associated with economic hedge derivatives	32	525
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	—	260
Interest rate caps related to held-to-maturity securities	35	(454)
Advance swaps	(5)	—
Available-for-sale securities swaps	(46)	—
Consolidated obligation bond swaps	1,586	—
Consolidated obligation discount note swaps	40	—
Member/offsetting swaps and caps	364	772
Total fair value gains related to economic hedge derivatives	1,974	578
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	423	(50)
Available-for-sale securities and associated hedges	1,734	315
Consolidated obligation bonds and associated hedges	74	(673)
Total fair value hedge ineffectiveness	2,231	(408)
Total net gains on derivatives and hedging activities	4,237	695
Net gains on unhedged trading securities	277	209
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(6)	—
Gains on early extinguishment of debt	—	321
Gains on sales of held-to-maturity securities	6,226	—
Gains on sales of available-for-sale securities	2,345	—
Service fees	468	469
Letter of credit fees	1,149	1,150
Other, net	4	4
Total other	10,463	2,153
Total other income	$14,700	$2,848

Economic Hedge Derivatives
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. The Bank was not a party to any interest rate basis swaps during the three months ended March 31, 2015. During 2014, in response to changing balance sheet conditions, the Bank terminated four interest rate basis swaps prior to their scheduled maturities. In addition, one interest rate basis swap matured in 2014.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of March 31, 2015, 11 interest rate cap agreements having a total notional amount of $2.8 billion. The premiums paid for these caps totaled $16.4 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At March 31, 2015, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $1.5 million.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. At March 31, 2015, the carrying values of the Bank’s discount note swaps totaled $57,000.
Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $2.2 million and $(0.4) million for the three months ended March 31, 2015 and 2014, respectively. To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item).
Other
During the three months ended March 31, 2015, the Bank sold approximately $350 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $6.2 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During this same three-month period, the Bank sold approximately $507 million (par value) of GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $2.3 million. There were no other sales of long-term investment securities during the three months ended March 31, 2015 or 2014.
During the three months ended March 31, 2014, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a variable rate that approximated the cost of the extinguished debt including any associated interest rate exchange agreements. Specifically, during the three months ended March 31, 2014, the Bank repurchased $11 million (par value) of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $0.3 million. The Bank did not early extinguish any other debt during the three months ended March 31, 2015 or 2014.
For a discussion of the other-than-temporary impairment loss on one of the Bank's held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report).

Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $18.1 million for the three months ended March 31, 2015, compared to $17.2 million for the corresponding period in 2014.
Compensation and benefits were $10.4 million for the three months ended March 31, 2015, compared to $10.2 million for the corresponding period in 2014. Compensation and benefits were relatively unchanged, as employee separation costs and cost-of-living and merit increases were largely offset by a period-to-period decrease in the costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions and lower employee medical costs.
Other operating expenses for the three months ended March 31, 2015 were $6.5 million, compared to $5.7 million for the corresponding period in 2014. The increase was largely attributable to the use of independent contractors to support various initiatives within the Bank.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.2 million for both the three months ended March 31, 2015 and 2014.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $2.6 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2014 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2015.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of March 31, 2015, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended March 31, 2015 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of March 31, 2015. The results of that more stressful analysis are presented on page 49 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper, U.S. Treasury Bills and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2015, the Bank’s short-term liquidity portfolio was comprised of $5.3 billion of reverse repurchase agreements (all of which were overnight transactions except for $1.5 billion, which was transacted with the Federal Reserve Bank of New York on March 30, 2015 for a 7-day term), $3.2 billion of overnight federal funds sold, $0.2 billion of U.S. Treasury Bills and $50 million of GSE discount notes.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2015 or 2014.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2015, the Bank’s estimated operational liquidity requirement was $5.8 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $11.8 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2015, the Bank’s estimated contingent liquidity requirement was $8.8 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $10.6 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the three months ended March 31, 2015.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2014 is provided in the 2014 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2015.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 7 of this report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the 2014 10-K. The information provided in this item is intended to update the disclosures made in the 2014 10-K.
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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the three months ended March 31, 2015.
As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using vendor prices or a pricing model. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP, and other liabilities at their recorded carrying amounts.
For purposes of compliance with the Bank’s Enterprise Market Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2014 through March 2015. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2014	$2.087	$2.005	(3.93)%	$2.177	4.31%	$2.059	(1.34)%	$2.120	1.58%

January 2015	1.962	1.908	(2.75)%	2.037	3.82%	1.946	(0.82)%	2.010	2.45%
February 2015	2.055	1.982	(3.55)%	2.132	3.75%	2.030	(1.22)%	2.090	1.70%
March 2015	2.105	2.020	(4.04)%	2.187	3.90%	2.073	(1.52)%	2.149	2.09%
_____________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2014 through March 2015.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2014	0.38	(0.37)	0.01	0.57	2.22	3.60	3.93	4.38

January 2015	0.38	(0.38)	—	0.43	1.63	2.75	4.02	4.12
February 2015	0.36	(0.33)	0.03	0.72	2.04	3.28	3.68	4.07
March 2015	0.29	(0.34)	(0.05)	1.02	2.04	3.35	3.97	4.16
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has a key rate duration limit of 5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the three months ended March 31, 2015.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	Separation and Release Agreement between the Registrant and Emanuel Edmondson, entered into effective March 23, 2015.

10.2	Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2015 and December 31, 2014; (ii) Statements of Income for the Three Months Ended March 31, 2015 and 2014; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014; (iv) Statements of Capital for the Three Months Ended March 31, 2015 and 2014; (v) Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2015	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Separation and Release Agreement between the Registrant and Emanuel Edmondson, entered into effective March 23, 2015.

10.2	Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2015 and December 31, 2014; (ii) Statements of Income for the Three Months Ended March 31, 2015 and 2014; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014; (iv) Statements of Capital for the Three Months Ended March 31, 2015 and 2014; (v) Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2015.