Form 10-Q
period 2015-06-30
Federal Home Loan Bank of Dallas
filed 2015-08-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
At August 7, 2015, the registrant had outstanding 13,121,941 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$386,966	$1,507,708
Interest-bearing deposits	308	266
Securities purchased under agreements to resell (Note 10)	5,700,000	350,000
Federal funds sold	3,666,000	5,613,000
Trading securities (Notes 3, 10 and 15) ($99,998 and $35,985 pledged at June 30, 2015 and December 31, 2014, respectively, which can be rehypothecated)	218,877	408,563
Available-for-sale securities (Note 4)	7,044,582	6,388,502
Held-to-maturity securities (a) (Note 5)	3,709,934	4,662,013
Advances (Notes 6 and 7)	21,647,725	18,942,400
Mortgage loans held for portfolio, net of allowance for credit losses of $141 and $143 at June 30, 2015 and December 31, 2014, respectively (Note 7)	63,095	71,411
Accrued interest receivable	57,302	65,168
Premises and equipment, net	19,520	18,368
Derivative assets (Notes 10 and 11)	28,830	10,454
Other assets	8,646	8,015
TOTAL ASSETS	$42,551,785	$38,045,868

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$948,904	$797,390
Non-interest bearing	24	24
Total deposits	948,928	797,414

Consolidated obligations (Note 8)
Discount notes	18,633,731	19,131,832
Bonds	20,618,393	16,078,700
Total consolidated obligations	39,252,124	35,210,532

Mandatorily redeemable capital stock	4,415	5,059
Accrued interest payable	45,797	39,726
Affordable Housing Program (Note 9)	26,853	25,998
Derivative liabilities (Notes 10 and 11)	16,370	21,521
Other liabilities (Note 4)	108,218	26,705
Total liabilities	40,402,705	36,126,955

Commitments and contingencies (Notes 7 and 15)

CAPITAL (Note 12)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 14,022,861 and 12,227,376 shares at June 30, 2015 and December 31, 2014, respectively	1,402,286	1,222,738
Retained earnings
Unrestricted	685,571	650,224
Restricted	58,944	49,552
Total retained earnings	744,515	699,776
Accumulated other comprehensive income (loss) (Note 18)	2,279	(3,601)
Total capital	2,149,080	1,918,913
TOTAL LIABILITIES AND CAPITAL	$42,551,785	$38,045,868
_____________________________

(a)	Fair values: $3,755,636 and $4,727,130 at June 30, 2015 and December 31, 2014, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME
Advances	$29,556	$30,702	$58,653	$61,794
Prepayment fees on advances, net	4,419	4,313	7,139	4,863
Interest-bearing deposits	177	171	365	316
Securities purchased under agreements to resell	825	154	1,218	191
Federal funds sold	2,263	387	4,195	751
Trading securities	48	110	91	278
Available-for-sale securities	8,569	5,111	15,447	10,263
Held-to-maturity securities	7,326	10,429	15,498	21,318
Mortgage loans held for portfolio	930	1,188	1,921	2,448
Total interest income	54,113	52,565	104,527	102,222
INTEREST EXPENSE
Consolidated obligations
Bonds	19,453	18,640	36,613	37,776
Discount notes	3,212	2,012	7,351	3,788
Deposits	40	21	66	43
Mandatorily redeemable capital stock	3	4	8	8
Other borrowings	8	3	8	4
Total interest expense	22,716	20,680	44,046	41,619
NET INTEREST INCOME	31,397	31,885	60,481	60,603

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(61)	—	(100)	—
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	42	—	75	—
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(19)	—	(25)	—

Net gains on trading securities	62	350	339	559
Net gains on derivatives and hedging activities	8,449	273	12,686	968
Realized gains on sales of held-to-maturity securities	3,887	—	10,113	—
Realized gains on sales of available-for-sale securities	—	—	2,345	—
Gains on early extinguishment of debt	—	402	—	723
Letter of credit fees	1,070	1,191	2,219	2,341
Other, net	524	614	996	1,087
Total other income	13,973	2,830	28,673	5,678
OTHER EXPENSE
Compensation and benefits	10,070	9,907	20,459	20,155
Other operating expenses	7,433	8,148	13,908	13,878
Finance Agency	520	502	1,151	1,165
Office of Finance	744	585	1,293	1,143
Other	76	13	162	33
Total other expense	18,843	19,155	36,973	36,374
INCOME BEFORE ASSESSMENTS	26,527	15,560	52,181	29,907
Affordable Housing Program assessment	2,653	1,556	5,219	2,991
NET INCOME	$23,874	$14,004	$46,962	$26,916
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET INCOME	$23,874	$14,004	$46,962	$26,916
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	3,031	5,096	5,036	30,368
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	—	(2,345)	—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(42)	—	(75)	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	1,627	1,848	3,301	3,707
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	2	1	4	1
Amortization of net actuarial gain included in net periodic benefit cost	(20)	(24)	(41)	(47)
Total other comprehensive income	4,598	6,921	5,880	34,029
TOTAL COMPREHENSIVE INCOME	$28,472	$20,925	$52,842	$60,945

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited, in thousands)

						Accumulated Other Comprehensive Income (Loss)
	Capital Stock Class B - Putable		Retained Earnings				Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2015	12,227	$1,222,738	$650,224	$49,552	$699,776	$(3,601)	$1,918,913
Proceeds from sale of capital stock	5,776	577,596	—	—	—	—	577,596
Repurchase/redemption of capital stock	(3,989)	(398,874)	—	—	—	—	(398,874)
Shares reclassified to mandatorily redeemable capital stock	(13)	(1,312)	—	—	—	—	(1,312)
Comprehensive income
Net income	—	—	37,570	9,392	46,962	—	46,962
Other comprehensive income	—	—	—	—	—	5,880	5,880
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(83)	—	(83)	—	(83)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)	—	(2)
Stock	21	2,138	(2,138)	—	(2,138)	—	—

BALANCE, JUNE 30, 2015	14,022	$1,402,286	$685,571	$58,944	$744,515	$2,279	$2,149,080

BALANCE, JANUARY 1, 2014	11,237	$1,123,675	$615,620	$39,850	$655,470	$(32,641)	$1,746,504
Proceeds from sale of capital stock	5,662	566,149	—	—	—	—	566,149
Repurchase/redemption of capital stock	(4,629)	(462,860)	—	—	—	—	(462,860)
Shares reclassified to mandatorily redeemable capital stock	(14)	(1,367)	—	—	—	—	(1,367)
Comprehensive income
Net income	—	—	21,533	5,383	26,916	—	26,916
Other comprehensive income	—	—	—	—	—	34,029	34,029
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(85)	—	(85)	—	(85)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)	—	(2)
Stock	19	1,916	(1,916)	—	(1,916)	—	—

BALANCE, JUNE 30, 2014	12,275	$1,227,513	$635,150	$45,233	$680,383	$1,388	$1,909,284

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$46,962	$26,916
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	46,800	29,245
Concessions on consolidated obligation bonds	1,555	842
Premises, equipment and computer software costs	1,909	1,788
Non-cash interest on mandatorily redeemable capital stock	8	9
Credit component of other-than-temporary impairment losses on held-to-maturity securities	25	—
Gains on early extinguishment of debt	—	(723)
Gains on sales of held-to-maturity securities	(10,113)	—
Gains on sales of available-for-sale securities	(2,345)	—
Net loss on disposition of premises, equipment and computer software	—	67
Net increase in trading securities	(101)	(465)
Loss due to change in net fair value adjustment on derivative and hedging activities	16,807	43,232
Decrease in accrued interest receivable	7,890	569
Decrease (increase) in other assets	(665)	2,288
Increase (decrease) in Affordable Housing Program (AHP) liability	855	(2,328)
Increase (decrease) in accrued interest payable	6,071	(4,134)
Decrease in other liabilities	(2,913)	(2,948)
Total adjustments	65,783	67,442
Net cash provided by operating activities	112,745	94,358

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits, including swap collateral pledged	148,893	119,766
Net increase in securities purchased under agreements to resell	(5,350,000)	(750,000)
Net decrease (increase) in federal funds sold	1,947,000	(21,000)
Net decrease (increase) in short-term trading securities held for investment	189,705	(33)
Purchases of available-for-sale securities	(1,220,043)	(40,788)
Proceeds from maturities of available-for-sale securities	16,024	—
Proceeds from sales of available-for-sale securities	540,269	—
Proceeds from sales of held-to-maturity securities	598,551	—
Proceeds from maturities of long-term held-to-maturity securities	404,562	515,734
Purchases of long-term held-to-maturity securities	(35,000)	(391,638)
Principal collected on advances	265,409,868	226,382,257
Advances made	(268,138,403)	(228,651,901)
Principal collected on mortgage loans held for portfolio	8,349	10,179
Purchases of premises, equipment and computer software	(3,410)	(976)
Net cash used in investing activities	(5,483,635)	(2,828,400)

	For the Six Months Ended
	June 30,
	2015	2014
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	153,333	(267,063)
Net payments on derivative contracts with financing elements	(120,577)	(92,933)
Net proceeds from issuance of consolidated obligations
Discount notes	585,043,279	88,944,067
Bonds	10,960,752	6,844,098
Debt issuance costs	(1,258)	(1,358)
Payments for maturing and retiring consolidated obligations
Discount notes	(585,540,120)	(82,976,626)
Bonds	(6,421,935)	(9,443,010)
Proceeds from issuance of capital stock	577,596	566,149
Proceeds from issuance of mandatorily redeemable capital stock	—	8
Payments for redemption of mandatorily redeemable capital stock	(1,965)	(669)
Payments for repurchase/redemption of capital stock	(398,874)	(462,860)
Cash dividends paid	(83)	(85)
Net cash provided by financing activities	4,250,148	3,109,718

Net increase (decrease) in cash and cash equivalents	(1,120,742)	375,676
Cash and cash equivalents at beginning of the period	1,507,708	911,081
Cash and cash equivalents at end of the period	$386,966	$1,286,757

Supplemental Disclosures:
Interest paid	$50,747	$64,443
AHP payments, net	$4,364	$5,319
Stock dividends issued	$2,138	$1,916
Dividends paid through issuance of mandatorily redeemable capital stock	$2	$2
Net capital stock reclassified to mandatorily redeemable capital stock	$1,312	$1,367

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
The Bank is one of 11 district Federal Home Loan Banks, each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System.” The Office of Finance manages the sale and servicing of the FHLBanks’ consolidated obligations. The Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the U.S. government, supervises and regulates the housing government-sponsored enterprises ("GSEs"), including the FHLBanks and the Office of Finance.
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

Note 2—Recently Issued Accounting Guidance
    Asset Classification and Charge-offs. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02 "Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention" ("AB 2012-02"). The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adoption of the accounting guidance in AB 2012-02, which was effective January 1, 2015, did not have a significant impact on the Bank's results of operations or financial condition.
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

Note 3—Trading Securities
Trading securities as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
U.S. Treasury Bills	$109,998	$399,794
GSE discount notes	99,986	—
Other	8,893	8,769
Total	$218,877	$408,563
Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of June 30, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$49,800	$382	$—	$50,182
GSE obligations	4,311,129	29,806	—	4,340,935
Other	393,180	421	248	393,353
	4,754,109	30,609	248	4,784,470
GSE commercial MBS	2,265,370	3,704	8,962	2,260,112
Total	$7,019,479	$34,313	$9,210	$7,044,582
Included in the table above are GSE commercial MBS that were purchased but which had not yet settled as of June 30, 2015. The amount due of $84,389,000 is included in other liabilities on the statement of condition at that date.
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
Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of June 30, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
Other	13	$108,843	$248	—	$—	$—	13	$108,843	$248
GSE commercial MBS	33	1,258,709	7,987	4	97,622	975	37	1,356,331	8,962
Total	46	$1,367,552	$8,235	4	$97,622	$975	50	$1,465,174	$9,210

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

At June 30, 2015, the gross unrealized losses on the Bank’s available-for-sale securities were $9,210,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of June 30, 2015, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of PEFCO debentures were rated triple-A by Moody's and Fitch, and A+ by S&P at that date. Based upon the strength of the GSEs' guarantees of the Bank's holdings of GSE MBS and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at June 30, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Further, based upon PEFCO's creditworthiness, the U.S. government's guaranty of the payment of principal and interest on the collateral securing the PEFCO debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of PEFCO debentures that were in an unrealized loss position at June 30, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2015.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2015 and December 31, 2014 are presented below (in thousands).

	June 30, 2015		December 31, 2014
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$70,417	$70,438	$87,379	$87,418
Due after one year through five years	3,743,330	3,761,571	4,224,231	4,245,122
Due after five years through ten years	940,362	952,461	1,039,685	1,050,295
	4,754,109	4,784,470	5,351,295	5,382,835
GSE commercial MBS	2,265,370	2,260,112	1,014,795	1,005,667
Total	$7,019,479	$7,044,582	$6,366,090	$6,388,502
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Amortized cost of available-for-sale securities other than MBS
Fixed-rate	$4,679,109	$5,276,295
Variable-rate	75,000	75,000
	4,754,109	5,351,295
Amortized cost of fixed-rate multi-family MBS	2,265,370	1,014,795
Total	$7,019,479	$6,366,090
At June 30, 2015 and December 31, 2014, all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.

Sales of Securities. During the three months ended March 31, 2015, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $537,924,000. Proceeds from the sales totaled $540,269,000, resulting in realized gains of $2,345,000. There were no sales of available-for-sale securities during the three months ended June 30, 2015 or the six months ended June 30, 2014.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2015 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$24,333	$—	$24,333	$34	$87	$24,280
State housing agency obligation	35,000	—	35,000	—	—	35,000
	59,333	—	59,333	34	87	59,280
Mortgage-backed securities
U.S. government-guaranteed residential MBS	5,765	—	5,765	27	—	5,792
GSE residential MBS	3,450,129	—	3,450,129	31,636	784	3,480,981
Non-agency residential MBS	157,013	24,123	132,890	18,565	3,524	147,931
GSE commercial MBS	61,817	—	61,817	—	165	61,652
	3,674,724	24,123	3,650,601	50,228	4,473	3,696,356
Total	$3,734,057	$24,123	$3,709,934	$50,262	$4,560	$3,755,636

Held-to-maturity securities as of December 31, 2014 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$27,119	$—	$27,119	$143	$—	$27,262
Mortgage-backed securities
U.S. government-guaranteed residential MBS	6,642	—	6,642	34	—	6,676
GSE residential MBS	4,424,542	—	4,424,542	46,767	398	4,470,911
Non-agency residential MBS	169,240	27,349	141,891	21,982	3,469	160,404
GSE commercial MBS	61,819	—	61,819	58	—	61,877
	4,662,243	27,349	4,634,894	68,841	3,867	4,699,868
Total	$4,689,362	$27,349	$4,662,013	$68,984	$3,867	$4,727,130

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of June 30, 2015. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential mortgage-backed securities, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	2	$13,618	$87	—	$—	$—	2	$13,618	$87
Mortgage-backed securities
GSE residential MBS	4	160,107	86	11	366,324	698	15	526,431	784
Non-agency residential MBS	1	6,433	139	24	121,103	9,821	25	127,536	9,960
GSE commercial MBS	3	61,652	165	—	—	—	3	61,652	165
Total	10	$241,810	$477	35	$487,427	$10,519	45	$729,237	$10,996

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

At June 30, 2015, the gross unrealized losses on the Bank’s held-to-maturity securities were $10,996,000, of which $9,960,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS and $1,036,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs.
As of June 30, 2015, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE MBS, the Bank expects that its holdings of U.S. government-guaranteed debentures and GSE MBS that were in an unrealized loss position at June 30, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2015.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2015 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 27 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of June 30, 2015 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of June 30, 2015 assumed changes in home prices ranging from declines of 2 percent to increases of 8 percent over the 12-month period beginning April 1, 2015. For the vast majority of markets, the changes were projected to range from increases of 2 percent to 5 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it was not likely that it would fully recover the remaining amortized cost basis of one of its previously other-than-temporarily impaired non-agency RMBS and, accordingly, this security was deemed to be other-than-temporarily impaired as of June 30, 2015. The difference between the present value of the cash flows expected to be collected from this security and its amortized cost basis (i.e., the credit loss) totaled $19,000 at June 30, 2015. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its remaining amortized cost basis, only the amount related to the credit loss was recognized in earnings. None of the Bank's other non-agency RMBS were deemed to be other-than-temporarily impaired at June 30, 2015.
For the security for which an other-than-temporary impairment was determined to have occurred as of June 30, 2015, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings (dollars in thousands):

			Significant Inputs(2)
Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of June 30, 2015	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of June 30, 2015(3)
2005	Alt-A/Option ARM	$11,716	7.3%	22.0%	34.9%	32.7%
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

In addition to the security that was determined to be other-than-temporarily impaired at June 30, 2015, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013. The following table presents a rollforward for the three and six months ended June 30, 2015 and 2014 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance of credit losses, beginning of period	$12,301	$12,836	$12,512	$12,901
Credit losses on securities for which an other-than-temporary impairment was previously recognized	19	—	25	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(220)	(66)	(437)	(131)
Balance of credit losses, end of period	12,100	12,770	12,100	12,770
Cumulative principal shortfalls on securities held at end of period	(1,469)	(1,061)	(1,469)	(1,061)
Cumulative amortization of the time value of credit losses at end of period	321	264	321	264
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$10,952	$11,973	$10,952	$11,973
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2015 and December 31, 2014 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2015			December 31, 2014
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$10,628	$10,628	$10,662	$12,544	$12,544	$12,649
Due after five years through ten years	13,705	13,705	13,618	14,575	14,575	14,613
Due after ten years	35,000	35,000	35,000	—	—	—
	59,333	59,333	59,280	27,119	27,119	27,262
Mortgage-backed securities	3,674,724	3,650,601	3,696,356	4,662,243	4,634,894	4,699,868
Total	$3,734,057	$3,709,934	$3,755,636	$4,689,362	$4,662,013	$4,727,130

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $17,672,000 and $26,510,000 at June 30, 2015 and December 31, 2014, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Amortized cost of variable-rate held-to-maturity securities other than mortgage-backed securities	$59,333	$27,119
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate pass-through securities	251	276
Collateralized mortgage obligations
Fixed-rate	545	624
Variable-rate	3,612,111	4,599,524
Variable-rate multi-family MBS	61,817	61,819
	3,674,724	4,662,243
Total	$3,734,057	$4,689,362

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2014 or the six months ended June 30, 2015.
Sales of Securities. During the three and six months ended June 30, 2015, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $244,190,000 and $588,438,000, respectively. Proceeds from the sales totaled $248,077,000 and $598,551,000, respectively, resulting in realized gains of $3,887,000 and $10,113,000, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the six months ended June 30, 2014.

Note 6—Advances
     Redemption Terms. At June 30, 2015 and December 31, 2014, the Bank had advances outstanding at interest rates ranging from 0.08 percent to 8.27 percent and from 0.05 percent to 8.48 percent, respectively, as summarized below (dollars in thousands).

	June 30, 2015		December 31, 2014
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$79,477	4.04%

Due in one year or less	14,040,988	0.26	11,908,892	0.31
Due after one year through two years	2,055,146	1.03	1,085,057	1.46
Due after two years through three years	1,491,089	2.57	1,590,017	2.39
Due after three years through four years	854,749	2.25	1,085,640	2.40
Due after four years through five years	494,655	2.60	417,243	2.22
Due after five years	965,142	2.32	901,184	2.99
Amortizing advances	1,621,781	3.28	1,727,505	3.45
Total par value	21,523,550	0.95%	18,795,015	1.14%

Deferred prepayment fees	(17,038)		(17,903)
Commitment fees	(135)		(139)
Hedging adjustments	141,348		165,427
Total	$21,647,725		$18,942,400

The balances of overdrawn demand deposit accounts were fully collateralized at December 31, 2014 and were repaid at the beginning of January 2015. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2015 and December 31, 2014, the Bank had aggregate prepayable and callable advances totaling $1,099,331,000 and $487,699,000, respectively.

The following table summarizes advances outstanding at June 30, 2015 and December 31, 2014, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2015	December 31, 2014
Overdrawn demand deposit accounts	$—	$79,477

Due in one year or less	15,030,858	11,993,262
Due after one year through two years	1,313,776	1,053,687
Due after two years through three years	1,491,089	1,590,017
Due after three years through four years	854,749	1,085,640
Due after four years through five years	486,655	414,243
Due after five years	724,642	851,184
Amortizing advances	1,621,781	1,727,505

Total par value	$21,523,550	$18,795,015

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2015 and December 31, 2014, the Bank had putable advances outstanding totaling $1,310,071,000 and $1,454,071,000, respectively.

The following table summarizes advances outstanding at June 30, 2015 and December 31, 2014, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2015	December 31, 2014
Overdrawn demand deposit accounts	$—	$79,477

Due in one year or less	15,290,559	13,258,963
Due after one year through two years	2,015,146	1,062,557
Due after two years through three years	707,019	990,896
Due after three years through four years	434,249	397,190
Due after four years through five years	489,655	377,243
Due after five years	965,141	901,184
Amortizing advances	1,621,781	1,727,505

Total par value	$21,523,550	$18,795,015

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Fixed-rate
Due in one year or less	$13,974,213	$11,573,066
Due after one year	6,461,547	6,694,902
Total fixed-rate	20,435,760	18,267,968
Variable-rate
Due in one year or less	78,720	426,477
Due after one year	1,009,070	100,570
Total variable-rate	1,087,790	527,047
Total par value	$21,523,550	$18,795,015

At June 30, 2015 and December 31, 2014, 30 percent and 27 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended June 30, 2015 and 2014, gross advance prepayment fees received from members/borrowers were $5,855,000 and $7,904,000, respectively, of which $658,000 and $78,000, respectively, were deferred. During the six months ended June 30, 2015 and 2014, gross advance prepayment fees received from members/borrowers were $14,529,000 and $8,624,000, respectively, of which $4,489,000 and $292,000, respectively, were deferred.

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
During the six months ended June 30, 2015 and 2014, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2015 or December 31, 2014.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At June 30, 2015 and December 31, 2014, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2015 and December 31, 2014, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.

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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at June 30, 2015 and December 31, 2014 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	June 30, 2015			December 31, 2014
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$885	$1,923	$2,808	$1,409	$2,276	$3,685
60-89 days delinquent	228	362	590	531	400	931
90 days or more delinquent	736	87	823	316	299	615
Total past due	1,849	2,372	4,221	2,256	2,975	5,231
Total current loans	27,679	31,006	58,685	31,510	34,429	65,939
Total mortgage loans	$29,528	$33,378	$62,906	$33,766	$37,404	$71,170

Other delinquency statistics:
In process of foreclosure (1)	$193	$58	$251	$79	$—	$79
Serious delinquency rate (2)	2.5%	0.3%	1.3%	0.9%	0.8%	0.9%
Past due 90 days or more and still accruing interest (3)	$—	$87	$87	$—	$299	$299
Nonaccrual loans	$736	$—	$736	$316	$—	$316
Troubled debt restructurings	$114	$—	$114	$116	$—	$116
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At June 30, 2015 and December 31, 2014, the Bank’s other assets included $113,000 and $193,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At June 30, 2015 and December 31, 2014, the estimated value of the collateral securing each of these loans was in excess of the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $141,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at June 30, 2015. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$143	$165	$143	$165
Chargeoffs	(2)	(17)	(2)	(17)
Balance, end of period	$141	$148	$141	$148

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of June 30, 2015 and December 31, 2014 (in thousands).

	June 30, 2015	December 31, 2014
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$141	$143

Unpaid principal balance
Individually evaluated for impairment	$757	$432
Collectively evaluated for impairment	28,771	33,334
	$29,528	$33,766

Note 8—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 11 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the U.S. government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds of only the debt issued on its behalf and records on its statements of condition only that portion of the consolidated obligations for which it has received the proceeds. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are generally issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 15.
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $853 billion and $847 billion at June 30, 2015 and December 31, 2014, respectively. The Bank was the primary obligor on $39.3 billion and $35.2 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2015 and December 31, 2014 (in thousands, at par value).

	June 30, 2015	December 31, 2014
Fixed-rate	$11,925,605	$8,377,640
Variable-rate	4,336,000	4,471,000
Step-up	4,210,000	3,112,500
Step-down	150,000	150,000
Step-up/step-down	15,000	—
Total par value	$20,636,605	$16,111,140

At June 30, 2015 and December 31, 2014, 91 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2015 and December 31, 2014, by contractual maturity (dollars in thousands):

	June 30, 2015		December 31, 2014
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,512,855	0.59%	$6,225,840	0.58%
Due after one year through two years	4,280,865	0.82	2,790,080	1.19
Due after two years through three years	3,061,850	1.53	1,537,000	0.95
Due after three years through four years	2,111,765	1.23	1,847,000	1.94
Due after four years through five years	2,274,000	1.42	1,172,500	1.49
Due after five years	2,395,270	2.00	2,538,720	2.06
Total par value	20,636,605	1.10%	16,111,140	1.18%

Premiums	14,845		6,345
Discounts	(2,928)		(3,486)
Hedging adjustments	(30,129)		(35,299)
Total	$20,618,393		$16,078,700

At June 30, 2015 and December 31, 2014, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2015	December 31, 2014
Non-callable bonds	$12,231,335	$8,504,920
Callable bonds	8,405,270	7,606,220
Total par value	$20,636,605	$16,111,140

The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2015 and December 31, 2014, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2015	December 31, 2014
Due in one year or less	$14,711,125	$13,772,060
Due after one year through two years	3,755,865	1,645,080
Due after two years through three years	1,358,850	152,000
Due after three years through four years	655,765	437,000
Due after four years through five years	75,000	25,000
Due after five years	80,000	80,000
Total par value	$20,636,605	$16,111,140

     Discount Notes. At June 30, 2015 and December 31, 2014, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

June 30, 2015	$18,633,731	$18,635,100	0.07%

December 31, 2014	$19,131,832	$19,134,303	0.09%

At June 30, 2015, 1 percent of the Bank's consolidated obligation discount notes were swapped to a variable rate. None of the Bank's consolidated obligation discount notes were swapped at December 31, 2014.

Note 9—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance, beginning of period	$25,998	$31,864
AHP assessment	5,219	2,991
Grants funded, net of recaptured amounts	(4,364)	(5,319)
Balance, end of period	$26,853	$29,536

Note 10—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of June 30, 2015 or December 31, 2014.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of June 30, 2015 and December 31, 2014 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
June 30, 2015

Assets

Derivatives
Bilateral derivatives	$31,863	$(21,524)	$10,339	$(9,348)	(2)	$991
Cleared derivatives	53,281	(34,790)	18,491	—		18,491	(3)
Total derivatives	85,144	(56,314)	28,830	(9,348)		19,482
Securities purchased under agreements to resell	5,700,000	—	5,700,000	(5,700,000)		—

Total assets	$5,785,144	$(56,314)	$5,728,830	$(5,709,348)		$19,482

Liabilities

Derivatives
Bilateral derivatives	$398,336	$(381,966)	$16,370	$—		$16,370
Cleared derivatives	162,835	(162,835)	—	—		—

Total liabilities	$561,171	$(544,801)	$16,370	$—		$16,370

December 31, 2014

Assets

Derivatives
Bilateral derivatives	$31,666	$(21,212)	$10,454	$(9,746)	(4)	$708
Cleared derivatives	6,574	(6,574)	—	—		—
Total derivatives	38,240	(27,786)	10,454	(9,746)		708
Securities purchased under agreements to resell	350,000	—	350,000	(350,000)		—

Total assets	$388,240	$(27,786)	$360,454	$(359,746)		$708

Liabilities

Derivatives
Bilateral derivatives	$629,920	$(611,348)	$18,572	$—		$18,572
Cleared derivatives	58,653	(55,704)	2,949	(2,949)	(5)	—

Total liabilities	$688,573	$(667,052)	$21,521	$(2,949)		$18,572
_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of $9,348,000 of collateral pledged by member counterparties.

(3)
In addition to this amount, the Bank had pledged securities with a fair value of $99,998,000 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)	Consists of $9,746,000 of collateral pledged by member counterparties.

(5)
In addition to this amount, the Bank had pledged securities with a fair value of $33,036,000 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 11—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of June 30, 2015, it was not a party to any swaptions or forward rate agreements.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at June 30, 2015 and December 31, 2014 (in thousands).

	June 30, 2015			December 31, 2014
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$4,859,448	$3,967	$156,118	$4,936,984	$4,641	$183,285
Available-for-sale securities	6,641,496	30,541	367,324	5,877,601	401	462,501
Consolidated obligation bonds	14,856,935	35,149	24,904	10,102,140	15,610	28,046
Interest rate caps related to advances	—	—	—	25,000	—	—
Total derivatives designated as hedging instruments under ASC 815	26,357,879	69,657	548,346	20,941,725	20,652	673,832
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	1,500	—	1	1,500	4	—
Available-for-sale securities	2,613	71	18	1,000	—	32
Consolidated obligation discount notes	249,823	25	—	—	—	—
Intermediary transactions	1,116,347	13,537	11,737	950,000	14,864	13,413
Interest rate caps
Held-to-maturity securities	2,500,000	785	—	2,900,000	1,424	—
Intermediary transactions	80,000	1,069	1,069	80,000	1,296	1,296
Total derivatives not designated as hedging instruments under ASC 815	3,950,283	15,487	12,825	3,932,500	17,588	14,741
Total derivatives before collateral and netting adjustments	$30,308,162	85,144	561,171	$24,874,225	38,240	688,573

Cash collateral and related accrued interest		(2,070)	(490,557)		(251)	(639,517)
Netting adjustments		(54,244)	(54,244)		(27,535)	(27,535)
Total collateral and netting adjustments(1)		(56,314)	(544,801)		(27,786)	(667,052)
Net derivative balances reported in statements of condition		$28,830	$16,370		$10,454	$21,521
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Gain (Loss) Recognized in Earnings for the		Gain (Loss) Recognized in Earnings for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$7,999	$143	$10,230	$(263)
Interest rate caps	—	—	—	(2)
Total net gain (loss) related to fair value hedge ineffectiveness	7,999	143	10,230	(265)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	69	419	101	944
Interest rate swaps
Advances	—	(25)	(5)	(25)
Available-for-sale securities	140	—	94	—
Consolidated obligation bonds	329	—	1,915	—
Consolidated obligation discount notes	(27)	—	13	—
Basis swaps	—	412	—	672
Intermediary transactions	613	53	977	825
Interest rate caps
Held-to-maturity securities	(674)	(729)	(639)	(1,183)
Total net gain related to derivatives not designated as hedging instruments under ASC 815	450	130	2,456	1,233
Net gains on derivatives and hedging activities reported in the statements of income	$8,449	$273	$12,686	$968
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2015 and 2014 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)

Three Months Ended June 30, 2015
Advances	$36,433	$(36,060)	$373	$(24,396)
Available-for-sale securities	108,399	(102,238)	6,161	(78,235)
Consolidated obligation bonds	(27,419)	28,884	1,465	37,310
Total	$117,413	$(109,414)	$7,999	$(65,321)

Three Months Ended June 30, 2014
Advances	$(7,651)	$7,306	$(345)	$(26,982)
Available-for-sale securities	(28,049)	28,300	251	(20,318)
Consolidated obligation bonds	43,176	(42,939)	237	29,825
Total	$7,476	$(7,333)	$143	$(17,475)

Six Months Ended June 30, 2015
Advances	$17,098	$(16,302)	$796	$(48,494)
Available-for-sale securities	58,861	(50,966)	7,895	(103,772)
Consolidated obligation bonds	6,644	(5,105)	1,539	66,263
Total	$82,603	$(72,373)	$10,230	$(86,003)

Six Months Ended June 30, 2014
Advances	$(1,724)	$1,329	$(395)	$(53,769)
Available-for-sale securities	(38,225)	38,791	566	(40,701)
Consolidated obligation bonds	92,699	(93,135)	(436)	57,241
Total	$52,750	$(53,015)	$(265)	$(37,229)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

     Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy and Finance Agency regulations. The Bank has transacted a majority of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of June 30, 2015, the notional balance of outstanding transactions with bilateral counterparties totaled $18.4 billion). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through third-party central clearinghouses (as of June 30, 2015, the notional balance of cleared transactions outstanding totaled $11.9 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
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

Note 12—Capital
At all times during the six months ended June 30, 2015, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$410,532	$2,151,216	$347,402	$1,927,573
Total capital	$1,702,071	$2,151,216	$1,521,835	$1,927,573
Total capital-to-assets ratio	4.00%	5.06%	4.00%	5.07%
Leverage capital	$2,127,589	$3,226,824	$1,902,293	$2,891,360
Leverage capital-to-assets ratio	5.00%	7.58%	5.00%	7.60%
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
The Bank generally repurchases surplus stock on or about the last business day of the month following the end of each calendar quarter. For the repurchases that occurred on January 30, 2015, April 30, 2015 and August 7, 2015, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on each of these dates, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $100,000 or less, if the member elected to opt-out of the repurchase, or if, subject to certain exceptions, the member was on restricted collateral status. On January 30, 2015, April 30, 2015 and August 7, 2015, the Bank repurchased surplus stock totaling $134,747,000, $158,722,000 and $175,771,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.

Note 13—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$5	$5	$10	$9
Interest cost	12	15	24	30
Amortization of prior service cost	2	1	4	1
Amortization of net actuarial gain	(20)	(24)	(41)	(47)
Net periodic benefit credit	$(1)	$(3)	$(3)	$(7)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the six months ended June 30, 2015 and 2014, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2015 and December 31, 2014. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of June 30, 2015, four vendor prices were received for substantially all of the Bank’s trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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

     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at June 30, 2015 or December 31, 2014.
In May 2015, the Bank replaced its third-party pricing/risk model with a new third-party pricing/risk model. Among other things, the third-party pricing/risk model is used to estimate the fair values of the Bank's interest rate exchange agreements, advances, consolidated obligations, deposits and held-to-maturity debentures. In addition, this model is used to calculate the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable to changes in LIBOR, the designated benchmark interest rate ("the benchmark fair values"). The implementation of the new model did not have a significant impact on the estimated fair values and, where applicable, the benchmark fair values of the financial instruments referred to above. On the date the new model was implemented, there was an increase of approximately $3,100,000 in the computed amount of the Bank's net hedge ineffectiveness gains (including both fair value and economic hedges) relating to the Bank's entire derivatives portfolio. The derivatives portfolio approximated $30.4 billion (notional balance) at that time.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2015 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$386,966	$386,966	$386,966	$—		$—		$—
Interest-bearing deposits	308	308	—	308		—		—
Securities purchased under agreements to resell	5,700,000	5,700,000	—	5,700,000		—		—
Federal funds sold	3,666,000	3,666,000	—	3,666,000		—		—
Trading securities (1)	218,877	218,877	8,893	209,984		—		—
Available-for-sale securities (1)	7,044,582	7,044,582	—	7,044,582		—		—
Held-to-maturity securities	3,709,934	3,755,636	—	3,607,705	(2)	147,931	(3)	—
Advances	21,647,725	21,724,702	—	21,724,702		—		—
Mortgage loans held for portfolio, net	63,095	69,870	—	69,870		—		—
Accrued interest receivable	57,302	57,302	—	57,302		—		—
Derivative assets (1)	28,830	28,830	—	85,144		—		(56,314)

Liabilities:
Deposits	948,928	948,927	—	948,927		—		—
Consolidated obligations
Discount notes	18,633,731	18,633,650	—	18,633,650		—		—
Bonds	20,618,393	20,614,618	—	20,614,618		—		—
Mandatorily redeemable capital stock	4,415	4,415	4,415	—		—		—
Accrued interest payable	45,797	45,797	—	45,797		—		—
Derivative liabilities (1)	16,370	16,370	—	561,171		—		(544,801)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of June 30, 2015.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

During the three months ended June 30, 2015, the Bank recorded total OTTI losses on one of its non-agency RMBS classified as held-to-maturity (see Note 5). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurement for this impaired security was classified as a Level 3 measurement in the fair value hierarchy. Four third-party vendor prices were received for this security and the average of the four prices was used to determine the final fair value measurement.

Note 15—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At June 30, 2015, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $814 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At June 30, 2015 and December 31, 2014, the Bank had commitments to make additional advances totaling approximately $25,615,000 and $14,065,000, respectively. In addition, outstanding standby letters of credit totaled $5,069,076,000 and $4,330,557,000 at June 30, 2015 and December 31, 2014, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 7).
At June 30, 2015 and December 31, 2014, the Bank had commitments to issue $145,330,000 and $60,000,000 of consolidated obligation bonds, respectively, all of which were hedged with interest rate swaps. At June 30, 2015 and December 31, 2014, the Bank had commitments to issue $160,000,000 and $750,000,000, respectively, of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of June 30, 2015 and December 31, 2014, the Bank had pledged cash collateral of $490,517,000 and $639,452,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of June 30, 2015 and December 31, 2014, the Bank had pledged securities with carrying values (and fair values) of $99,998,000 and $35,985,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.
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

Note 17 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the six months ended June 30, 2015 and 2014, interest income from loans to other FHLBanks totaled $4,013 and $558, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the six months ended June 30, 2015 and 2014 (in thousands).

	Six Months Ended June 30,
	2015	2014
Balance at January 1,	$—	$—
Loans made to:
FHLBank of San Francisco	840,000	390,000
FHLBank of Des Moines	200,000	—
FHLBank of Boston	200,000	—
FHLBank of Topeka	55,000	—
Collections from:	—	—
FHLBank of San Francisco	(840,000)	(390,000)
FHLBank of Des Moines	(200,000)	—
FHLBank of Boston	(200,000)	—
FHLBank of Topeka	(55,000)	—
Balance at June 30,	$—	$—
During the six months ended June 30, 2015 and 2014, interest expense on borrowings from other FHLBanks totaled $3,686 and $1,486, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2015 and 2014 (in thousands).

	Six Months Ended June 30,
	2015	2014
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	255,000	365,000
FHLBank of Indianapolis	—	90,000
FHLBank of Chicago	—	90,000
FHLBank of Topeka	360,000	40,000
FHLBank of Atlanta	250,000	20,000
FHLBank of Boston	475,000	—
Repayments to:
FHLBank of San Francisco	(255,000)	(365,000)
FHLBank of Indianapolis	—	(90,000)
FHLBank of Chicago	—	(90,000)
FHLBank of Topeka	(360,000)	(40,000)
FHLBank of Atlanta	(250,000)	(20,000)
FHLBank of Boston	(475,000)	—
Balance at June 30,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the six months ended June 30, 2015 or 2014.
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the six months ended June 30, 2015 or 2014.

Note 18 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2015
Balance at April 1, 2015	$22,072	$(25,708)	$1,317	$(2,319)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	(18)	(18)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	3,031	—	—	3,031
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(42)	—	(42)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	1,627	—	1,627
Total other comprehensive income (loss)	3,031	1,585	(18)	4,598
Balance at June 30, 2015	$25,103	$(24,123)	$1,299	$2,279

Three Months Ended June 30, 2014
Balance at April 1, 2014	$24,404	$(31,341)	$1,404	$(5,533)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	(23)	(23)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	5,096	—	—	5,096
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	1,848	—	1,848
Total other comprehensive income (loss)	5,096	1,848	(23)	6,921
Balance at June 30, 2014	$29,500	$(29,493)	$1,381	$1,388
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Six Months Ended June 30, 2015
Balance at January 1, 2015	$22,412	$(27,349)	$1,336	$(3,601)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(2,345)	—	—	(2,345)
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	(37)	(37)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	5,036	—	—	5,036
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(75)	—	(75)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	3,301	—	3,301
Total other comprehensive income (loss)	2,691	3,226	(37)	5,880
Balance at June 30, 2015	$25,103	$(24,123)	$1,299	$2,279

Six Months Ended June 30, 2014
Balance at January 1, 2014	$(868)	$(33,200)	$1,427	$(32,641)
Reclassifications from accumulated other comprehensive income (loss) to net income
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	(46)	(46)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	30,368	—	—	30,368
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	3,707	—	3,707
Total other comprehensive income (loss)	30,368	3,707	(46)	34,029
Balance at June 30, 2014	$29,500	$(29,493)	$1,381	$1,388
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
Forward-Looking Information
This quarterly report contains forward-looking statements that reflect current beliefs and expectations of the Federal Home Loan Bank of Dallas (the “Bank”) about its future results, performance, liquidity, financial condition, prospects and opportunities, as well as its current beliefs and expectations with respect to future events and transactions between the Bank and its members. These statements are identified by the use of forward-looking terminology, such as “anticipates,” “plans,” “believes,” “could,” “estimates,” “may,” “should,” “would,” “will,” “might,” “expects,” “intends” or their negatives or other similar terms. The Bank cautions that forward-looking statements involve risks or uncertainties that could cause the Bank’s actual results to differ materially from those expressed or implied in these forward-looking statements, or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on these statements.
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
Overview
Business
The Bank is one of 11 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Federal Home Loan Banks Office of Finance ("Office of Finance"), a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending, and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the U.S. government, is responsible for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency’s stated mission is to ensure that the housing GSEs, including the FHLBanks, operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. Consistent with this mission, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks.
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies, credit unions, and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small portfolio of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003 through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. In the second half of 2015, the Bank intends to resume acquiring conventional mortgage loans through the MPF Program. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 11 FHLBanks. Consolidated obligations are issued through the Office of Finance (acting as agent for the FHLBanks) and generally are publicly traded in the over-the-counter market. The Bank records on its statements of condition only those consolidated obligations for which it receives the proceeds. Consolidated obligations are not obligations of the U.S. government and the U.S. government does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by Standard & Poor’s (“S&P”). These ratings indicate that each of these nationally recognized statistical rating organizations ("NRSROs") has concluded that the FHLBanks have a very strong capacity to meet their commitments to pay principal and interest on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks’ GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of June 30, 2015, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2015 and December 31, 2014.

MEMBERSHIP SUMMARY
	June 30, 2015	December 31, 2014
Commercial banks	641	655
Thrifts	62	68
Credit unions	104	103
Insurance companies	32	31
Community Development Financial Institutions	5	4
Total members	844	861
Housing associates	8	8
Non-member borrowers	10	10
Total	862	879
Community Financial Institutions (“CFIs”) (1)	645	670
_____________________________

(1)
The figures presented above reflect the number of members that were Community Financial Institutions as of June 30, 2015 and December 31, 2014 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2015, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2014, 2013 and 2012 of less than $1.123 billion. For 2014, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2013, 2012 and 2011 of less than $1.108 billion.
The decline in the Bank's membership during the six months ended June 30, 2015 was largely attributable to merger activity within the Bank's district.
Merger of Des Moines and Seattle FHLBanks
On September 25, 2014, the FHLBank of Des Moines and the FHLBank of Seattle announced that they had entered into a definitive agreement to merge the two FHLBanks. On December 19, 2014, the Finance Agency approved the merger application, subject to the satisfaction of certain closing conditions set forth in its approval letter, including the ratification of the merger agreement by members of both the Des Moines and Seattle FHLBanks. On February 27, 2015, the FHLBanks of Des Moines and Seattle announced that the merger agreement had been ratified by members of both FHLBanks. The merger was consummated effective May 31, 2015. At closing, the FHLBank of Seattle merged with and into the FHLBank of Des Moines, with the FHLBank of Des Moines surviving the merger as the continuing FHLBank. Headquartered in Des Moines, Iowa, the first day of operations for the combined FHLBank was June 1, 2015.
Financial Market Conditions
Economic growth in the United States expanded moderately during the second quarter of 2015. The gross domestic product increased at an annual rate of 2.3 percent during the second quarter of 2015, after increasing at an annual rate of 0.6 percent during the first quarter of 2015 and 2.4 percent during 2014. The nationwide unemployment rate fell from 5.6 percent at December 31, 2014 to 5.5 percent at March 31, 2015 and 5.3 percent at June 30, 2015. Housing prices continued to improve in most major metropolitan areas.
During 2014, the Federal Open Market Committee ("FOMC") concluded its asset purchase program. The Federal Reserve is maintaining its existing policy of reinvesting the principal payments from its holdings of agency debt and agency mortgage-backed securities ("MBS") in agency MBS and of rolling over maturing treasury securities at auction.
The FOMC maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout the first six months of 2015. The Federal Reserve stated at its July 2015 FOMC meeting that the FOMC anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen some further improvement in the labor market and it is reasonably confident that inflation will move back to its 2 percent objective over the medium term. The FOMC also stated that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.
One-month and three-month LIBOR rates increased slightly during the first six months of 2015, with one-month and three-month LIBOR ending the second quarter at 0.19 percent and 0.28 percent, respectively, as compared to 0.17 percent and 0.26 percent, respectively, at the end of 2014. The following table presents information on various market interest rates at June 30, 2015 and December 31, 2014 and various average market interest rates for the six-month periods ended June 30, 2015 and 2014.

	Ending Rate		Average Rate		Average Rate
	June 30, 2015	December 31, 2014	Second Quarter 2015	Second Quarter 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.08%	0.06%	0.13%	0.09%	0.12%	0.08%
1-month LIBOR (1)	0.19%	0.17%	0.18%	0.15%	0.18%	0.15%
3-month LIBOR (1)	0.28%	0.26%	0.28%	0.23%	0.27%	0.23%
2-year LIBOR (1)	0.90%	0.90%	0.86%	0.54%	0.85%	0.52%
5-year LIBOR (1)	1.79%	1.77%	1.66%	1.74%	1.63%	1.71%
10-year LIBOR (1)	2.46%	2.28%	2.24%	2.72%	2.16%	2.79%
3-month U.S. Treasury (1)	0.01%	0.04%	0.02%	0.03%	0.02%	0.04%
2-year U.S. Treasury (1)	0.64%	0.67%	0.61%	0.42%	0.61%	0.40%
5-year U.S. Treasury (1)	1.63%	1.65%	1.53%	1.66%	1.49%	1.63%
10-year U.S. Treasury (1)	2.35%	2.17%	2.16%	2.62%	2.07%	2.69%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2015 Summary

•
The Bank ended the second quarter of 2015 with total assets of $42.6 billion compared with $38.0 billion at the end of 2014. The $4.6 billion increase in total assets during the six-month period was attributable primarily to a $2.7 billion increase in advances and a $2.1 billion increase in the Bank's short-term liquidity portfolio.

•
Total advances increased from $18.9 billion at December 31, 2014 to $21.6 billion at June 30, 2015. During the six-month period, the Bank's lending activities expanded due to increased demand from some of its larger borrowers, which the Bank attributes to increased loan demand and a decrease in liquidity levels at those institutions.

•
The Bank’s net income for the three and six months ended June 30, 2015 was $23.9 million and $47.0 million, respectively, as compared to $14.0 million and $26.9 million during the corresponding periods in 2014. The increases of $9.9 million and $20.1 million, respectively, were due for the most part to gains realized on the sales of long-term investment securities and increases in gains on derivatives and hedging activities. For additional discussion, see the section entitled "Results of Operations" beginning on page 60 of this report.

•
At all times during the first six months of 2015, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $744.5 million (1.75 percent of total assets) at June 30, 2015 from $699.8 million (1.84 percent of total assets) at December 31, 2014.

•
During the first six months of 2015, the Bank paid dividends totaling $2.2 million; the Bank’s first and second quarter dividends were each paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target range for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points.

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

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2015		2014
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$21,647,725	$17,215,265	$18,942,400	$18,758,139	$18,245,870
Investments (1)	20,339,701	19,407,543	17,422,344	15,218,258	13,938,090
Mortgage loans	63,236	67,493	71,554	75,840	80,939
Allowance for credit losses on mortgage loans	141	143	143	148	148
Total assets	42,551,785	36,916,558	38,045,868	37,484,602	33,651,300
Consolidated obligations — discount notes	18,633,731	13,275,909	19,131,832	17,433,491	11,952,899
Consolidated obligations — bonds	20,618,393	20,195,376	16,078,700	17,356,431	18,958,906
Total consolidated obligations(2)	39,252,124	33,471,285	35,210,532	34,789,922	30,911,805
Mandatorily redeemable capital stock(3)	4,415	4,563	5,059	4,655	3,779
Capital stock — putable	1,402,286	1,244,254	1,222,738	1,241,398	1,227,513
Unrestricted retained earnings	685,571	667,595	650,224	642,747	635,150
Restricted retained earnings	58,944	54,169	49,552	47,399	45,233
Total retained earnings	744,515	721,764	699,776	690,146	680,383
Accumulated other comprehensive income (loss)	2,279	(2,319)	(3,601)	8,001	1,388
Total capital	2,149,080	1,963,699	1,918,913	1,939,545	1,909,284
Dividends paid(3)	1,123	1,100	1,135	1,065	984
Income statement (for the quarter)
Net interest income	$31,397	$29,084	$32,453	$27,527	$31,885
Other income (loss)	13,973	14,700	(805)	3,169	2,830
Other expense	18,843	18,130	19,687	18,664	19,155
AHP assessment	2,653	2,566	1,196	1,204	1,556
Net income	23,874	23,088	10,765	10,828	14,004
Performance ratios
Net interest margin(4)	0.28%	0.29%	0.34%	0.31%	0.39%
Return on average assets	0.22	0.23	0.11	0.12	0.17
Return on average equity	4.75	4.88	2.29	2.27	3.10
Return on average capital stock (5)	7.45	7.71	3.67	3.97	4.93
Total average equity to average assets	4.61	4.74	4.87	5.35	5.53
Regulatory capital ratio(6)	5.06	5.34	5.07	5.17	5.68
Dividend payout ratio (3)(7)	4.70	4.76	10.54	9.84	7.03
Average effective federal funds rate(8)	0.13%	0.11%	0.10%	0.09%	0.09%

_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $853 billion, $812 billion, $847 billion, $817 billion, and $800 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $39 billion, $33 billion, $35 billion, $35 billion, and $31 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $5 thousand, $4 thousand, $4 thousand, $4 thousand, and $4 thousand for the quarters ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.

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

Regulatory Developments
On July 14, 2015, the Finance Agency issued an Advisory Bulletin which provides guidance to the FHLBanks regarding core mission achievement. As stipulated in the Advisory Bulletin, the Finance Agency will assess each FHLBank’s core mission achievement by calculating the ratio of a FHLBank's primary mission assets (defined for this purpose as advances and mortgage loans held for portfolio) relative to its consolidated obligations (hereinafter referred to as the core mission asset or "CMA" ratio). The CMA ratio will be calculated for each calendar year (beginning with the year ending December 31, 2015) using annual average par values.
The Advisory Bulletin also provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on the FHLBank's CMA ratio, which are:

•	when the CMA ratio is 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining that level of core mission achievement;

•	when the CMA ratio is at least 55 percent but less than 70 percent, the strategic plan should explain the FHLBank’s plans to increase its mission focus; and

•
when the CMA ratio is below 55 percent, the strategic plan should include a robust explanation of the circumstances that caused the CMA ratio to be below that level, as well as a detailed description of the FHLBank's plans to increase the ratio. The Advisory Bulletin provides that if a FHLBank has a CMA ratio below 55 percent over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives as part of its strategic planning.

Currently, the Bank's core mission assets are comprised almost entirely of advances. For the first six months of 2015, the Bank's CMA ratio was 51.4 percent. During that period, the amount of the Bank's short-term liquidity holdings was maintained at a level beyond that which was needed to satisfy Finance Agency liquidity requirements in order to generate additional earnings. In response to this Advisory Bulletin, the Bank will reduce the amount of its short-term liquidity holdings during the second half of 2015 and in so doing will reduce the amount of its outstanding consolidated obligations, thereby increasing its CMA ratio (all other things being equal). The reduction in its short-term liquidity holdings is not expected to have a significant impact on the Bank's earnings for the remainder of 2015. In addition, as noted previously in the Overview section (and for reasons unrelated to the Advisory Bulletin), the Bank intends to resume acquiring mortgage loans through the MPF Program in the second half of 2015, which will increase the Bank's core mission assets over time. Further, while the Bank cannot predict future demand for advances, it currently expects that average outstanding advances during the last six months of 2015 will remain at a level at least equal to the average outstanding advances during the first six months of 2015. Although there can be no assurances, the Bank currently expects that its CMA ratio will likely be between 55 percent and 60 percent for the year ending December 31, 2015.

Financial Condition
The following table provides selected period-end balances as of June 30, 2015 and December 31, 2014, as well as selected average balances for the six-month period ended June 30, 2015 and the year ended December 31, 2014. As shown in the table, the Bank’s total assets increased by 11.8 percent between December 31, 2014 and June 30, 2015, due primarily to a $2.7 billion increase in advances and a $2.1 billion increase in the Bank's short-term liquidity holdings. As the Bank’s assets increased, the funding for those assets also increased. During the six months ended June 30, 2015, total consolidated obligations increased by $4.0 billion as consolidated obligation bonds increased by $4.5 billion and consolidated obligation discount notes decreased by $0.5 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2015
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2014
Advances	$21,648	$2,706	14.3%	$18,942
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	350	(1,130)	(76.4)%	1,480
Securities purchased under agreements to resell	5,700	5,350	1,528.6%	350
Federal funds sold	3,666	(1,947)	(34.7)%	5,613
U.S. Treasury Bills	110	(290)	(72.5)%	400
GSE discount notes	100	100	*	—
Long-term investments
Available-for-sale securities	7,045	656	10.3%	6,389
Held-to-maturity securities	3,710	(952)	(20.4)%	4,662
Mortgage loans, net	63	(8)	(11.3)%	71
Total assets	42,552	4,506	11.8%	38,046
Consolidated obligations — bonds	20,618	4,539	28.2%	16,079
Consolidated obligations — discount notes	18,634	(498)	(2.6)%	19,132
Total consolidated obligations	39,252	4,041	11.5%	35,211
Mandatorily redeemable capital stock	4	(1)	(20.0)%	5
Capital stock	1,402	179	14.6%	1,223
Retained earnings	745	45	6.4%	700
Average total assets	42,109	7,699	22.4%	34,410
Average capital stock	1,250	108	9.5%	1,142
Average mandatorily redeemable capital stock	4	—	—%	4
_____________________________

*	The percentage increase is not meaningful.

(1)	Represents excess cash held by the Bank. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's advances balances (at par value) increased by $2.7 billion during the first six months of 2015. The Bank's lending activities expanded due to increased demand from some of its larger borrowers, which the Bank attributes to increased loan demand and a decrease in liquidity levels at those institutions. The following table presents advances outstanding, by type of institution, as of June 30, 2015 and December 31, 2014.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial banks	$16,009	74%	$13,608	72%
Thrifts	2,498	12	2,399	13
Credit unions	1,991	9	1,968	11
Insurance companies	1,004	5	799	4
Community Development Financial Institutions	7	—	4	—
Total member advances	21,509	100	18,778	100
Housing associates	2	—	2	—
Non-member borrowers	13	—	15	—
Total par value of advances	$21,524	100%	$18,795	100%
Total par value of advances outstanding to CFIs (1)	$6,976	32%	$6,362	34%
_____________________________

(1)	The figures presented above reflect the advances outstanding to CFIs as of June 30, 2015 and December 31, 2014 based upon the definitions of CFIs that applied as of those dates.
At June 30, 2015, advances outstanding to the Bank’s five largest borrowers totaled $5.2 billion, representing 24.3 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2014 totaled $4.5 billion, representing 23.8 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2015.
FIVE LARGEST BORROWERS AS OF JUNE 30, 2015
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Texas Capital Bank, N.A.	$1,400	6.5%
LegacyTexas Bank	1,218	5.7
Prosperity Bank	887	4.1
Centennial Bank	860	4.0
Southside Bank	855	4.0
	$5,220	24.3%

The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2015 and December 31, 2014.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	June 30, 2015		December 31, 2014
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$18,814	87.4%	$16,540	88.0%
Adjustable/variable-rate indexed	1,088	5.1	527	2.8
Amortizing	1,622	7.5	1,728	9.2
Total par value	$21,524	100.0%	$18,795	100.0%
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
Short-Term Liquidity Holdings
At June 30, 2015, the Bank’s short-term liquidity holdings were comprised of $5.7 billion of reverse repurchase agreements (all of which were overnight transactions except for $0.5 billion, which was transacted with the Federal Reserve Bank of New York on June 29, 2015 for a 2-day term), $3.7 billion of overnight federal funds sold, $350 million of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $110 million of U.S. Treasury Bills and $100 million of GSE discount notes. At December 31, 2014, the Bank’s short-term liquidity holdings were comprised of $5.6 billion of overnight federal funds sold, $1.5 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.4 billion of U.S. Treasury Bills and $0.4 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during the six months ended June 30, 2015 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. As of June 30, 2015, the Bank’s overnight federal funds sold consisted of $2.8 billion sold to counterparties rated single-A and $0.9 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and, on and after July 14, 2015, the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see the section above entitled "Regulatory Developments."

Long-Term Investments
The composition of the Bank's long-term investment portfolio at June 30, 2015 and December 31, 2014 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
June 30, 2015	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$24	$50	$74	$24
GSE obligations	—	4,341	4,341	—
State housing agency obligation	35	—	35	35
Other	—	394	394	—
Total debentures	59	4,785	4,844	59

MBS portfolio
U.S. government-guaranteed residential MBS	6	—	6	6
GSE residential MBS	3,450	—	3,450	3,481
GSE commercial MBS	62	2,260	2,322	62
Non-agency residential MBS	133	—	133	148
Total MBS	3,651	2,260	5,911	3,697
Total long-term investments	$3,710	$7,045	$10,755	$3,756

	Balance Sheet Classification		Total Long-Term
	Held-to-Maturity	Available-for-Sale	Investments	Held-to-Maturity
December 31, 2014	(at carrying value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$27	$50	$77	$27
GSE obligations	—	4,922	4,922	—
Other	—	411	411	—
Total debentures	27	5,383	5,410	27

MBS portfolio
U.S. government-guaranteed residential MBS	7	—	7	7
GSE residential MBS	4,424	—	4,424	4,471
GSE commercial MBS	62	1,006	1,068	62
Non-agency residential MBS	142	—	142	160
Total MBS	4,635	1,006	5,641	4,700
Total long-term investments	$4,662	$6,389	$11,051	$4,727

As of June 30, 2015, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation, were rated triple-A by Moody's and Fitch and A+ by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table below.
During the six months ended June 30, 2015, the Bank acquired $1.3 billion of GSE commercial MBS ("CMBS") (based on trade date), all of which was classified as available-for-sale and backed by multi-family loans. During this same six-month period, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $404.6 million and $16.0 million, respectively.
In addition, during the six months ended June 30, 2015, the Bank sold approximately $595 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $10.1 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in GSE CMBS. During this same six-month period, the Bank sold approximately $507 million (par value) of GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $2.3 million.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). At June 30, 2015, the Bank held $5.9 billion (amortized cost) of MBS, which represented 276 percent of its total regulatory capital as of that date. In July 2015, the Bank purchased an additional $549 million of GSE CMBS, all of which are backed by multi-family loans. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments (including but not limited to the non-MBS debt obligations of other GSEs, subject to certain limits). Subject to applicable regulatory limits, the Bank may add these types of securities to its long-term investment portfolio in amounts that are commensurate with the growth in the other components of the Bank's balance sheet if attractive opportunities to do so are available.
Gross unrealized losses on the Bank’s MBS investments decreased from $20.0 million at December 31, 2014 to $19.9 million at June 30, 2015. As of June 30, 2015, $10.0 million of the gross unrealized losses related to the Bank’s holdings of non-agency RMBS.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2015 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of June 30, 2015. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$1,615	$1,615	$1,615	$1,586	$29
Triple-B	5	27,283	27,284	27,284	25,536	1,748
Double-B	4	4,967	4,968	4,968	4,694	274
Single-B	5	34,678	34,510	30,855	30,963	3,547
Triple-C	11	85,862	78,061	60,063	74,139	4,362
Single-D	1	13,555	10,575	8,105	11,013	—
Total	27	$167,960	$157,013	$132,890	$147,931	$9,960
At June 30, 2015, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities with an aggregate unpaid principal balance of $29 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $139 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2014, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities backed by fixed-rate loans with an aggregate unpaid principal balance of $33 million and 19 securities backed by option ARM loans with an aggregate unpaid principal balance of $148 million. A summary of the Bank’s non-agency RMBS as of December 31, 2014 by classification by the originator at the time of issuance, collateral type and year of securitization is presented in the 2014 10-K; there were no material changes to this information during the six months ended June 30, 2015.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2014 is provided in the 2014 10-K. There were no material changes in these concentrations during the six months ended June 30, 2015.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of June 30, 2015 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of June 30, 2015 is set forth in the table below.
SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at June 30, 2015	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2003	$5,571	19.97%	11.24%	23.52%	0.84%	0.28%	1.41%	21.13%	20.36%	22.09%
Alt-A(1)
2006	13,555	14.22%	14.22%	14.22%	20.61%	20.61%	20.61%	37.54%	37.54%	37.54%
2005	139,845	7.49%	6.19%	15.70%	24.08%	9.83%	36.48%	36.30%	30.85%	48.10%
2004	7,858	8.09%	7.48%	8.63%	23.71%	22.85%	24.70%	31.64%	31.40%	31.90%
2002	1,131	16.16%	16.16%	16.16%	6.86%	6.86%	6.86%	33.02%	33.02%	33.02%
Total Alt-A collateral	162,389	8.14%	6.19%	16.16%	23.65%	6.86%	36.48%	36.16%	30.85%	48.10%
Total non-agency RMBS	$167,960	8.53%	6.19%	23.52%	22.89%	0.28%	36.48%	35.66%	20.36%	48.10%
_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. Through June 30, 2015, actual principal shortfalls on these securities have totaled $1.5 million. Based on the cash flow analyses performed as of June 30, 2015, the Bank currently expects to recover in future periods approximately $9.3 million of the previously recorded losses. These anticipated recoveries (i.e., increases in cash flows expected to be collected) will be accreted as interest income over the remaining lives of the applicable securities.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of June 30, 2015 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning April 1, 2015 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. Under the more stressful housing price scenario, an additional $1,000 of credit impairment would have been recorded as of June 30, 2015 on the one security that was deemed to be other-than-temporarily impaired at that date under the best estimate scenario. None of the Bank’s other non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($3.6 billion par value at June 30, 2015) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2015, one-month LIBOR was 0.19 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($3.3 billion) was between 6.00 percent and 7.00 percent. As of June 30, 2015, one-month LIBOR rates were 576 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $2.5 billion of interest rate caps with remaining maturities ranging from 3 months to 74 months as of June 30, 2015, and strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of June 30, 2015.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Third quarter 2015	$150	6.75%
Third quarter 2015	200	6.50%
Fourth quarter 2015	250	6.00%
Fourth quarter 2015	250	7.00%
Second quarter 2016	200	6.50%
Second quarter 2016	250	7.00%
Third quarter 2018	200	6.50%
First quarter 2019	250	6.50%
Third quarter 2021 (1)	750	6.50%
	$2,500

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.

Consolidated Obligations and Deposits
During the six months ended June 30, 2015, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $4.5 billion while its outstanding consolidated obligation discount notes decreased by $0.5 billion. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2015 and December 31, 2014.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	June 30, 2015		December 31, 2014
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$7,895	38.3%	$4,169	25.9%
Callable	4,030	19.5	4,209	26.1
Variable-rate	4,336	21.0	4,471	27.8
Callable step-up	4,210	20.4	3,112	19.3
Callable step-up/step-down	15	0.1	—	—
Callable step-down	150	0.7	150	0.9
Total par value	$20,636	100.0%	$16,111	100.0%

During the first six months of 2015, the Bank issued $11.0 billion of consolidated obligation bonds and approximately $48.8 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation discount notes and bonds, as well as to fund the increase in the Bank's advances. At June 30, 2015 and December 31, 2014, discount notes comprised approximately 47 percent and 54 percent, respectively, of the Bank's total outstanding consolidated obligations. The majority of the consolidated obligation bonds issued during the six months ended June 30, 2015 (based on par value) were fixed-rate non-callable bonds (a large portion of which were swapped) and swapped fixed-rate callable bonds, including step-up bonds.
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 17 basis points during the three months ended June 30, 2015, as compared to LIBOR minus 16 basis points during the three months ended March 31, 2015 and LIBOR minus 15 basis points during the year ended December 31, 2014.
Demand and term deposits were $0.9 billion and $0.8 billion at June 30, 2015 and December 31, 2014, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.40 billion and $1.22 billion at June 30, 2015 and December 31, 2014, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $1.14 billion for the year ended December 31, 2014 to $1.25 billion for the six months ended June 30, 2015.
Mandatorily redeemable capital stock outstanding at June 30, 2015 and December 31, 2014 was $4.4 million and $5.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.

At June 30, 2015 and December 31, 2014, the Bank’s five largest shareholders collectively held $275 million and $204 million, respectively, of capital stock, which represented 19.5 percent and 16.6 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2015.
FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2015
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Texas Capital Bank, N.A.	$80,203	5.7%
Prosperity Bank	58,132	4.1
LegacyTexas Bank	50,737	3.6
Centennial Bank	43,995	3.1
International Bank of Commerce	41,871	3.0
	$274,938	19.5%
As of June 30, 2015, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Members are currently required to maintain an investment in Class B stock (hereinafter referred to as "Existing Class B Stock") equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000, and the activity-based investment requirement is 4.10 percent of outstanding advances.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on or about the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred on January 30, 2015, April 30, 2015 and August 7, 2015, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on those dates, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For each of these repurchases, members were given the opportunity to opt-out of the repurchase if they chose to do so. Based on member elections, surplus stock totaling $107.4 million, $60.0 million and $44.7 million that otherwise would have been repurchased on January 30, 2015, April 30, 2015 and August 7, 2015, respectively, was not repurchased. In the future, the Bank may continue this practice or, alternatively, it may modify its practices for repurchasing and managing excess stock in other ways that would allow members to hold larger amounts of excess stock.
The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2014.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 30, 2015	1,347,470	$134,747	$—
April 30, 2015	1,587,217	158,722	—
August 7, 2015	1,757,714	175,771	—

At June 30, 2015, the Bank’s excess stock totaled $250.8 million, which represented 0.6% percent of the Bank’s total assets as of that date.

The following table presents outstanding capital stock, by type of institution, as of June 30, 2015 and December 31, 2014.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	June 30, 2015		December 31, 2014
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,000	71%	$844	69%
Thrifts	126	9	126	10
Credit unions	201	14	189	16
Insurance companies	75	6	64	5
Total capital stock classified as capital	1,402	100	1,223	100
Mandatorily redeemable capital stock	5	—	5	—
Total regulatory capital stock	$1,407	100%	$1,228	100%
During the six months ended June 30, 2015, the Bank’s retained earnings increased by $44.7 million, from $699.8 million to $744.5 million. During this same period, the Bank paid dividends on capital stock totaling $2.2 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first and second quarter 2015 dividend rates exceeded the upper end of the Federal Reserve’s target range for the federal funds rate for the quarters ended December 31, 2014 and March 31, 2015, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2014 through December 31, 2014, was paid on March 31, 2015. The second quarter dividend, applied to average capital stock held during the period from January 1, 2015 through March 31, 2015, was paid on June 30, 2015.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. Consistent with that practice, the Bank manages its balance sheet so that its returns generally track short-term interest rates.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends for the remainder of 2015 at an annualized rate at least equal to the upper end of the Federal Reserve’s target range for the federal funds rate for the applicable dividend period (i.e., for each calendar quarter during this period, the upper end of the Federal Reserve's target range for the federal funds rate for the preceding quarter). Consistent with its long-standing practice, the Bank expects to pay these dividends in the form of capital stock with any fractional shares paid in cash.
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2014 10-K. At June 30, 2015, the Bank’s total risk-based capital requirement was $410.5 million, comprised of credit risk, market risk and operations risk capital requirements of $241.5 million, $74.3 million and $94.7 million, respectively, and its permanent capital was $2.2 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at June 30, 2015 or December 31, 2014. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2015, the Bank was in compliance with all of its regulatory capital requirements. At June 30, 2015, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.06% and 7.58%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2015 and December 31, 2014, see “Item 1. Financial Statements” (specifically, Note 12 on page 30 of this report).

The Bank recently amended its capital plan to, among other things, allow for the creation of two sub-classes of the Bank’s Class B Capital Stock (Class B-1 Stock and Class B-2 Stock). As further described below, the Bank must take additional actions in order to implement these amendments and those actions have not yet occurred.
If the amendments are ultimately implemented, Class B-1 Stock would be eligible to meet the membership investment requirement and Class B-2 Stock would be eligible to meet the activity-based investment requirement. The creation of the two sub-classes of stock would be implemented on the first day of the calendar quarter designated by the Bank that begins at least 30 days following the Bank’s notification to its members that such implementation will occur (hereinafter referred to as the "Sub-Class Amendment Implementation Date"). While there can be no assurances, the Bank currently expects to provide this notification on or before August 31, 2015. If the notification is provided on or before that date, the Sub-Class Amendment Implementation Date would be October 1, 2015.
On the Sub-Class Amendment Implementation Date, the Bank would exchange all shares of Existing Class B Stock at the open of business on such date for an equal number of shares of capital stock consisting of shares of Class B-1 Stock and Class B-2 Stock allocated as described in the next sentence. For each member, (i) a number of shares of Existing Class B Stock in an amount sufficient to meet such member’s activity-based investment requirement would be exchanged for an equal number of shares of Class B-2 Stock and (ii) all other outstanding shares of Existing Class B Stock held by such member would be exchanged for an equal number of shares of Class B-1 Stock. Immediately following these exchanges, all shares of Existing Class B Stock would be retired.
Subject to the limitations in the capital plan, the Bank would subsequently convert shares of one sub-class of Class B Stock to the other sub-class of Class B Stock under the following circumstances: (i) shares of Class B-2 Stock held by a member in excess of its activity-based investment requirement would be converted into Class B-1 Stock, if necessary, to meet that member’s membership investment requirement and (ii) shares of Class B-1 Stock held by a member in excess of the amount required to meet its membership investment requirement would be converted into Class B-2 Stock as needed in order to satisfy that member’s activity-based investment requirement.
If, following the Sub-Class Amendment Implementation Date, the Bank was to initiate the repurchase of an amount of all members’ excess stock, then, for each member, the Bank would repurchase shares of Class B-2 Stock that were excess stock first, after which, if necessary, it would repurchase shares of Class B-1 Stock that were excess stock until the designated total repurchase amount was repurchased.
Following the Sub-Class Implementation Date, the Bank’s Board of Directors could declare dividends at the same rate for all shares of Class B Stock, or at different rates for Class B-1 Stock and Class B-2 Stock, provided that in no event could the dividend rate on Class B-2 Stock be lower than the dividend rate on Class B-1 Stock. Dividend payments could be made in the form of cash, additional shares of either, or both, sub-classes of Class B Stock, or a combination thereof as determined by the Bank’s Board of Directors. While there can be no assurances, the Bank currently anticipates that the dividend rates on Class B-2 Stock would likely be higher than the dividend rates on Class B-1 Stock.
For purposes of voting rights, all shares of Class B Stock regardless of sub-class would be treated the same.
The Bank also amended its capital plan to modify the permissible range for the advances-based component of the activity-based investment requirement. On the Sub-Class Amendment Implementation Date, the permissible range for the advances-based component of the activity-based investment requirement would change from a range of 3.0 percent to 5.0 percent of members’ advances outstanding to a range of 2.0 percent to 5.0 percent of members’ advances outstanding. The amendments did not alter the permissible ranges for the membership investment requirement or the Acquired Member Asset component of the activity-based investment requirement.
Further, on and after the Sub-Class Amendment Implementation Date, the Bank’s Board of Directors could also establish one or more separate advances investment requirement percentages (each an "advance type specific percentage") within the range described above to be applied to a specific category of advances in lieu of the generally applicable advances-related investment requirement percentage in effect at the time. Such category of advances could be defined as a particular advances product offering, advances with particular maturities or other features, advances that represent an increase in member borrowing, or such other criteria as the Bank’s Board of Directors might determine. Any advance type specific percentage could be established for an indefinite period of time, or for a specific time period, at the discretion of the Bank’s Board of Directors. While there can be no assurances, the Bank currently anticipates that it would establish one or more separate advances investment requirement percentages that would be less than the current requirement, although the categories of advances and the applicable percentages have not yet been determined.

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 11 beginning on page 24 of this report). The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2015 and December 31, 2014.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Shortcut Method	Long-Haul Method	Economic Hedges	Total
June 30, 2015
Advances	$3,471	$1,389	$2	$4,862
Investments	—	6,641	2,502	9,143
Consolidated obligation bonds	—	14,857	—	14,857
Consolidated obligation discount notes	—	—	250	250
Intermediary positions	—	—	1,196	1,196
Total notional balance	$3,471	$22,887	$3,950	$30,308
December 31, 2014
Advances	$3,593	$1,369	$2	$4,964
Investments	—	5,878	2,901	8,779
Consolidated obligation bonds	—	10,102	—	10,102
Intermediary positions	—	—	1,030	1,030
Total notional balance	$3,593	$17,349	$3,933	$24,875

The following table presents the earnings impact of derivatives and hedging activities during the three and six months ended June 30, 2015 and 2014.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Intermediary Transactions	Balance Sheet	Total
Three Months Ended June 30, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(2)	$24	$—	$—	$—	$22
Net interest settlements included in net interest income (2)	(23)	(52)	38	—	—	(37)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	6	2	—	—	8
Net gains (losses) on economic hedges	—	(1)	—	1	—	—
Total net gains on derivatives and hedging activities	—	5	2	1	—	8
Net impact of derivatives and hedging activities	$(25)	$(23)	$40	$1	$—	$(7)

Three Months Ended June 30, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$27	$—	$—	$—	$27
Net interest settlements included in net interest income (2)	(28)	(47)	30	—	—	(45)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	—	1	—	—	1
Net losses on economic hedges	—	(1)	—	—	—	(1)
Total net gains (losses) on derivatives and hedging activities	—	(1)	1	—	—	—
Net impact of derivatives and hedging activities	$(28)	$(21)	$31	$—	$—	$(18)

Six Months Ended June 30, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(5)	$51	$1	$—	$—	$47
Net interest settlements included in net interest income (2)	(48)	(104)	66	—	—	(86)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	8	2	—	—	10
Net gains (losses) on economic hedges	—	(1)	2	1	—	2
Total net gains on derivatives and hedging activities	—	7	4	1	—	12
Net impact of derivatives and hedging activities	$(53)	$(46)	$71	$1	$—	$(27)

Six Months Ended June 30, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$54	$(1)	$—	$—	$53
Net interest settlements included in net interest income (2)	(56)	(95)	59	—	—	(92)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on economic hedges	—	(1)	—	1	—	—
Net interest settlements on economic hedges	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	(1)	—	1	1	1
Net impact of derivatives and hedging activities	$(56)	$(42)	$58	$1	$1	$(38)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

The Bank has transacted a majority of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of June 30, 2015, the notional balance of outstanding interest rate exchange agreements transacted with bilateral counterparties totaled $18.4 billion.
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
As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of June 30, 2015, the Bank had cleared trades outstanding with notional amounts totaling $11.9 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2015.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	1	$450.0	$1.5	$(1.1)	$—	$0.4
Liability positions with credit exposure
Single-A	2	1,499.7	(14.9)	15.4	—	0.5
Triple-B (3)	1	2,997.9	(157.8)	157.9	—	0.1
Cleared derivatives (4)	—	11,891.3	(109.5)	128.0	99.9	118.4
Total derivative positions with non-member counterparties to which the Bank had credit exposure	4	16,838.9	(280.7)	300.2	99.9	119.4
Liability positions without credit exposure (5)	12	12,871.1	(200.9)	188.2	—	—
Total non-member counterparties	16	29,710.0	(481.6)	$488.4	$99.9	$119.4

Member institutions (6)
Asset positions	9	120.4	9.3
Liability positions	3	477.8	(3.7)
Total member institutions	12	598.2	5.6

Total	28	$30,308.2	$(476.0)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of June 30, 2015.

(2)	Includes amounts that had not settled as of June 30, 2015.

(3)
The figures for the liability position with credit exposure to the triple-B rated counterparty consisted of transactions with a counterparty that is affiliated with a non-member shareholder of the Bank.

(4)	The counterparties to the Bank's cleared derivatives transactions are unrated.

(5)
The figures for the liability positions without credit exposure as of June 30, 2015 included transactions with one counterparty that is affiliated with a member of the Bank and one other counterparty that is affiliated with a non-member shareholder of the Bank; transactions with these counterparties had an aggregate notional principal of $1.5 billion as of June 30, 2015.

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

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 106 percent and 109 percent at June 30, 2015 and December 31, 2014, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended June 30, 2015 and 2014 was $23.9 million and $14.0 million, respectively. The Bank’s net income for the three months ended June 30, 2015 represented an annualized return on average capital stock (“ROCS”) of 7.45 percent, which was 732 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 4.93 percent for the three months ended June 30, 2014, which exceeded the average effective federal funds rate for that quarter by 484 basis points. Net income for the six months ended June 30, 2015 and 2014 was $47.0 million and $26.9 million, respectively. The Bank’s net income for the six months ended June 30, 2015 represented an annualized return on average capital stock of 7.58 percent, which was 746 basis points above the average effective federal funds rate for the six-month period. In comparison, the Bank’s ROCS was 4.93 percent for the six months ended June 30, 2014, which exceeded the average effective federal funds rate for that period by 485 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended June 30, 2015 and 2014, the Bank’s income before assessments was $26.5 million and $15.6 million, respectively. As discussed in more detail below, the $10.9 million increase in income before assessments from period to period was attributable to an $11.1 million increase in other income and a $0.3 million decrease in other expense, offset by a $0.5 million decrease in net interest income.
During the six months ended June 30, 2015 and 2014, the Bank’s income before assessments was $52.2 million and $29.9 million, respectively. As discussed in more detail below, the $22.3 million increase in income before assessments from period to period was attributable to a $23.0 million increase in other income, offset by a $0.6 million increase in other expense and a $0.1 million decrease in net interest income.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended June 30, 2015 and 2014, the Bank’s net interest income was $31.4 million and $31.9 million, respectively. The Bank’s net interest income was $60.5 million and $60.6 million for the six months ended June 30, 2015 and 2014, respectively.
For the three months ended June 30, 2015 and 2014, the Bank’s net interest margin was 28 basis points and 39 basis points, respectively. The Bank’s net interest margin was 29 basis points and 38 basis points for the six months ended June 30, 2015 and 2014, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread decreased from 36 basis points and 35 basis points for the three and six months ended June 30, 2014, respectively, to 27 basis points for both the three and six months ended June 30, 2015, due largely to an increase in the Bank's short-term liquidity portfolio and lower yields on the Bank's advances and agency CMO portfolio, offset in the six-month period by an increase in net prepayment fees on advances.
A significant portion of the Bank's recent lending activities have been comprised of short-term advances, which have lower yields than the Bank's longer term assets. In addition, the yields on the Bank's agency CMO portfolio were lower due in part to lower discount accretion associated with these securities. Discount accretion associated with the Bank's agency CMO portfolio decreased by $1.5 million (from $2.6 million to $1.1 million) and $3.1 million (from $5.6 million to $2.5 million) for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014, due in part to the sales of some of these securities in 2015, as further discussed below.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 1 basis point and 2 basis points during the three and six months ended June 30, 2015, respectively, as compared to 3 basis points during both the three and six months ended June 30, 2014.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2015 and 2014.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$587	$—	0.12%	$746	$—	0.09%
Securities purchased under agreements to resell	3,648	1	0.09%	1,002	—	0.06%
Federal funds sold	8,034	2	0.11%	1,695	—	0.09%
Investments
Trading	282	—	0.07%	955	—	0.05%
Available-for-sale (3)	6,821	8	0.50%	5,459	5	0.37%
Held-to-maturity (3)	3,921	8	0.75%	5,196	11	0.80%
Advances (4)	20,830	34	0.65%	18,265	35	0.77%
Mortgage loans held for portfolio	65	1	5.70%	83	1	5.71%
Total earning assets	44,188	54	0.49%	33,401	52	0.63%
Cash and due from banks	37			46
Other assets	128			115
Derivatives netting adjustment (2)	(589)			(746)
Fair value adjustment on available-for-sale securities (3)	19			25
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(25)			(31)
Total assets	$43,758	54	0.49%	$32,810	52	0.64%
Liabilities and Capital
Interest-bearing deposits (2)	$991	—	0.02%	$794	—	0.01%
Consolidated obligations
Bonds	21,266	20	0.37%	20,738	18	0.36%
Discount notes	19,132	3	0.07%	9,296	2	0.09%
Mandatorily redeemable capital stock and other borrowings	23	—	0.20%	15	—	0.18%
Total interest-bearing liabilities	41,412	23	0.22%	30,843	20	0.27%
Other liabilities	917			898
Derivatives netting adjustment (2)	(589)			(746)
Total liabilities	41,740	23	0.22%	30,995	20	0.27%
Total capital	2,018			1,815
Total liabilities and capital	$43,758		0.21%	$32,810		0.25%
Net interest income		$31			$32
Net interest margin			0.28%			0.39%
Net interest spread			0.27%			0.36%
Impact of non-interest bearing funds			0.01%			0.03%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2015 and 2014 in the table above include $587 million and $746 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended June 30, 2015 and 2014 in the table above include $2.3 million and $0.1 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2015 and 2014.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$637	$—	0.12%	$781	$—	0.08%
Securities purchased under agreements to resell	2,871	1	0.09%	647	—	0.06%
Federal funds sold	7,795	4	0.11%	1,756	1	0.09%
Investments
Trading	262	—	0.07%	981	—	0.06%
Available-for-sale (3)	6,770	15	0.46%	5,467	10	0.38%
Held-to-maturity (3)	4,126	16	0.75%	5,220	22	0.82%
Advances (4)	20,056	66	0.66%	17,458	67	0.76%
Mortgage loans held for portfolio	67	2	5.71%	86	2	5.70%
Total earning assets	42,584	104	0.49%	32,396	102	0.63%
Cash and due from banks	49			215
Other assets	125			115
Derivatives netting adjustment (2)	(639)			(781)
Fair value adjustment on available-for-sale securities (3)	16			13
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(26)			(32)
Total assets	$42,109	104	0.50%	$31,926	102	0.64%
Liabilities and Capital
Interest-bearing deposits (2)	$887	—	0.02%	$820	—	0.01%
Consolidated obligations
Bonds	19,117	37	0.38%	20,644	37	0.37%
Discount notes	19,721	7	0.07%	8,548	4	0.09%
Mandatorily redeemable capital stock and other borrowings	14	—	0.23%	12	—	0.20%
Total interest-bearing liabilities	39,739	44	0.22%	30,024	41	0.28%
Other liabilities	1,041			925
Derivatives netting adjustment (2)	(639)			(781)
Total liabilities	40,141	44	0.22%	30,168	41	0.28%
Total capital	1,968			1,758
Total liabilities and capital	$42,109		0.21%	$31,926		0.26%
Net interest income		$60			$61
Net interest margin			0.29%			0.38%
Net interest spread			0.27%			0.35%
Impact of non-interest bearing funds			0.02%			0.03%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2015 and 2014 in the table above include $637 million and $780 million respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the six months ended June 30, 2015 and 2014 in the table above include $1.6 million and $0.7 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods in 2015 and 2014. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2015 vs. 2014			June 30, 2015 vs. 2014
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	1	—	1	1	—	1
Federal funds sold	2	—	2	3	—	3
Investments
Trading	—	—	—	—	—	—
Available-for-sale	1	2	3	3	2	5
Held-to-maturity	(2)	(1)	(3)	(4)	(2)	(6)
Advances	5	(6)	(1)	9	(10)	(1)
Mortgage loans held for portfolio	—	—	—	(1)	1	—
Total interest income	7	(5)	2	11	(9)	2
Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	1	1	2	(3)	3	—
Discount notes	2	(1)	1	4	(1)	3
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	3	—	3	1	2	3
Changes in net interest income	$4	$(5)	$(1)	$10	$(11)	$(1)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2015 and 2014.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$—	$13	$—	$13
Stand-alone economic hedge derivatives (basis swaps)	—	398	—	914
Member/offsetting swaps	47	25	70	34
Economic hedge derivatives related to advances	(2)	(17)	(4)	(17)
Economic hedge derivatives related to available-for-sale securities	(8)	—	(14)	—
Economic hedge derivatives related to consolidated obligation discount notes	32	—	49	—
Total net interest income associated with economic hedge derivatives	69	419	101	944
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	—	412	—	672
Interest rate caps related to held-to-maturity securities	(674)	(729)	(639)	(1,183)
Advance swaps	—	(25)	(5)	(25)
Available-for-sale securities swaps	140	—	94	—
Consolidated obligation bond swaps	329	—	1,915	—
Consolidated obligation discount note swaps	(27)	—	13	—
Member/offsetting swaps and caps	613	53	977	825
Total fair value gains (losses) related to economic hedge derivatives	381	(289)	2,355	289
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	373	(345)	796	(395)
Available-for-sale securities and associated hedges	6,161	251	7,895	566
Consolidated obligation bonds and associated hedges	1,465	237	1,539	(436)
Total fair value hedge ineffectiveness	7,999	143	10,230	(265)
Total net gains on derivatives and hedging activities	8,449	273	12,686	968
Net gains on unhedged trading securities	62	350	339	559
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(19)	—	(25)	—
Gains on early extinguishment of debt	—	402	—	723
Gains on sales of held-to-maturity securities	3,887	—	10,113	—
Gains on sales of available-for-sale securities	—	—	2,345	—
Service fees	520	674	988	1,143
Letter of credit fees	1,070	1,191	2,219	2,341
Other, net	4	(60)	8	(56)
Total other	5,524	2,557	15,987	4,710
Total other income	$13,973	$2,830	$28,673	$5,678

Economic Hedge Derivatives
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. The Bank was not a party to any interest rate basis swaps during the six months ended June 30, 2015. During 2014, in response to changing balance sheet conditions, the Bank terminated four interest rate basis swaps prior to their scheduled maturities. In addition, one interest rate basis swap matured in 2014.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of June 30, 2015, 10 interest rate cap agreements having a total notional amount of $2.5 billion. The premiums paid for these caps totaled $13.9 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At June 30, 2015, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.8 million.
From time to time, the Bank hedges some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. At June 30, 2015, the carrying values of the Bank’s discount note swaps totaled $25,000.
Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $8.0 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $10.2 million and $(0.3) million for the six months ended June 30, 2015 and 2014, respectively. To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item).
The increase in fair value hedge ineffectiveness during the three- and six-month periods ended June 30, 2015 as compared to the three- and six-month periods ended June 30, 2014, respectively, was due in large part to the addition of over $2 billion of higher yielding, longer duration GSE CMBS to the Bank’s available-for-sale securities portfolio during the last six months of 2014 and the first six months of 2015. All of the Bank’s GSE CMBS classified as available-for-sale are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. These hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While relatively small when expressed as prices, ineffectiveness-related gains and losses can be significant when evaluated in the context of the Bank’s net income. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains associated with its GSE CMBS holdings are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses.

Other
During the six months ended June 30, 2015, the Bank sold approximately $595 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $10.1 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During this same six-month period, the Bank sold approximately $507 million (par value) of GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $2.3 million. There were no other sales of long-term investment securities during the six months ended June 30, 2015 or 2014.
During the six months ended June 30, 2014, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a variable rate that approximated the cost of the extinguished debt including any associated interest rate exchange agreements. Specifically, during the six months ended June 30, 2014, the Bank repurchased $21.4 million (par value) of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2014. The Bank did not early extinguish any other debt during the six months ended June 30, 2015 or 2014.
For a discussion of the other-than-temporary impairment loss on one of the Bank's held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report).
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $18.8 million and $37.0 million for the three and six months ended June 30, 2015, respectively, compared to $19.2 million and $36.4 million for the corresponding periods in 2014.
Compensation and benefits were $10.1 million and $20.5 million for the three and six months ended June 30, 2015, respectively, compared to $9.9 million and $20.2 million for the corresponding periods in 2014. Compensation and benefits were relatively unchanged, as headcount, employee separation costs and cost-of-living and merit increases were largely offset by period-to-period decreases in the costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions and lower employee medical costs and hiring incentives. Average headcount increased from 179 and 180 employees for the three and six months ended June 30, 2014, respectively, to 201 and 199 employees in the corresponding periods in 2015.
Other operating expenses for the three and six months ended June 30, 2015 were $7.4 million and $13.9 million, respectively, compared to $8.1 million and $13.9 million for the corresponding period in 2014. The decrease in other operating expenses for the three months ended June 30, 2015, as compared to the corresponding period in 2014, was attributable primarily to a decrease in legal fees, which was partially offset by the costs of using independent contractors to support various initiatives within the Bank.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.3 million and $2.4 million for the three and six months ended June 30, 2015, respectively, compared to $1.1 million and $2.3 million for the corresponding periods in 2014.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $2.7 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively. The Bank’s AHP assessments totaled $5.2 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2014 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2015.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of June 30, 2015, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended June 30, 2015 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of June 30, 2015. The results of that more stressful analysis are presented on page 49 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper, U.S. Treasury Bills and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At June 30, 2015, the Bank’s short-term liquidity portfolio was comprised of $5.7 billion of reverse repurchase agreements (all of which were overnight transactions except for $0.5 billion, which was transacted with the Federal Reserve Bank of New York on June 29, 2015 for a 2-day term), $3.7 billion of overnight federal funds sold, $350 million of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $110 million of U.S. Treasury Bills and $100 million of GSE discount notes.
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
The 11 FHLBanks and the Office of Finance are parties to the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Contingency Agreement”). The Contingency Agreement and related procedures are designed to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Contingency Agreement and related procedures provide for the issuance of overnight consolidated obligations ("Plan COs") directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. The direct placement by a FHLBank of consolidated obligations with another FHLBank is permitted only in those instances when direct placement of consolidated obligations is necessary to ensure that sufficient funds are available to timely pay all principal and interest on FHLBank System consolidated obligations due on a particular day. Through the date of this report, no Plan COs have ever been issued pursuant to the terms of the Contingency Agreement.
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

The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the six months ended June 30, 2015 or 2014.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2015, the Bank’s estimated operational liquidity requirement was $3.7 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $16.7 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2015, the Bank’s estimated contingent liquidity requirement was $5.7 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $14.8 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the six months ended June 30, 2015.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2014 is provided in the 2014 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2015.

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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the six months ended June 30, 2015.
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
For purposes of compliance with the Bank’s Enterprise Market Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2014 through June 2015. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2014	$2.087	$2.005	(3.93)%	$2.177	4.31%	$2.059	(1.34)%	$2.120	1.58%

January 2015	1.962	1.908	(2.75)%	2.037	3.82%	1.946	(0.82)%	2.010	2.45%
February 2015	2.055	1.982	(3.55)%	2.132	3.75%	2.030	(1.22)%	2.090	1.70%
March 2015	2.105	2.020	(4.04)%	2.187	3.90%	2.073	(1.52)%	2.149	2.09%

April 2015	2.000	1.925	(3.75)%	2.068	3.40%	1.973	(1.35)%	2.035	1.75%
May 2015	2.166	2.093	(3.37)%	2.269	4.76%	2.146	(0.92)%	2.201	1.62%
June 2015	2.281	2.207	(3.24)%	2.359	3.42%	2.261	(0.88)%	2.306	1.10%
_____________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
Pursuant to guidance issued by the Finance Agency, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.10 percent from December 2014 through April 2015 and 0.01 percent in May and June 2015.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2014 through June 2015.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2014	0.38	(0.37)	0.01	0.57	2.22	3.60	3.93	4.38

January 2015	0.38	(0.38)	—	0.43	1.63	2.75	4.02	4.12
February 2015	0.36	(0.33)	0.03	0.72	2.04	3.28	3.68	4.07
March 2015	0.29	(0.34)	(0.05)	1.02	2.04	3.35	3.97	4.16

April 2015	0.32	(0.29)	0.03	0.93	2.11	3.26	3.64	3.88
May 2015	0.31	(0.32)	(0.01)	0.10	1.78	3.07	2.82	5.19
June 2015	0.30	(0.32)	(0.02)	0.04	1.74	2.99	2.01	4.44
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
Pursuant to guidance issued by the Finance Agency, the duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.10 percent from December 2014 through April 2015 and 0.01 percent in May and June 2015.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has a key rate duration limit of 5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the six months ended June 30, 2015.
As discussed on page 33, in May 2015, the Bank replaced its third-party pricing/risk model with a new third-party pricing/risk model. In addition to pricing certain individual financial instruments, the model is used to calculate the Bank's market value of equity and its duration measures. On the date of implementation, the change to the new model did not have a significant impact on any of the Bank's risk measurements.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	Form of 2015 Long-Term Incentive Plan.

10.2	Separation and Release Agreement between the Registrant and Scott Trapani, entered into effective April 10, 2015.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2015 and December 31, 2014; (ii) Statements of Income for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014; (iv) Statements of Capital for the Six Months Ended June 30, 2015 and 2014; (v) Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; and (vi) Notes to the Financial Statements for the quarter ended June 30, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2015	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Form of 2015 Long-Term Incentive Plan.

10.2	Separation and Release Agreement between the Registrant and Scott Trapani, entered into effective April 10, 2015.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2015 and December 31, 2014; (ii) Statements of Income for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014; (iv) Statements of Capital for the Six Months Ended June 30, 2015 and 2014; (v) Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; and (vi) Notes to the Financial Statements for the quarter ended June 30, 2015.