Form 10-Q
period 2015-09-30
Federal Home Loan Bank of Dallas
filed 2015-11-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
At October 31, 2015, the registrant had outstanding 15,036,634 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$1,264,764	$1,507,708
Interest-bearing deposits	231	266
Securities purchased under agreements to resell (Note 10)	3,000,000	350,000
Federal funds sold	3,780,000	5,613,000
Trading securities (Notes 3, 10 and 15) ($35,985 pledged at December 31, 2014, which could be rehypothecated)	214,260	408,563
Available-for-sale securities (Notes 4, 10 and 15) ($197,211 pledged at September 30, 2015, which could be rehypothecated)	8,419,288	6,388,502
Held-to-maturity securities (a) (Note 5)	3,359,556	4,662,013
Advances (Notes 6 and 7)	22,769,525	18,942,400
Mortgage loans held for portfolio, net of allowance for credit losses of $141 and $143 at September 30, 2015 and December 31, 2014, respectively (Note 7)	59,093	71,411
Accrued interest receivable	78,904	65,168
Premises and equipment, net	19,097	18,368
Derivative assets (Notes 10 and 11)	16,125	10,454
Other assets	9,245	8,015
TOTAL ASSETS	$42,990,088	$38,045,868

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$981,986	$797,390
Non-interest bearing	19	24
Total deposits	982,005	797,414

Consolidated obligations (Note 8)
Discount notes	20,253,360	19,131,832
Bonds	19,130,108	16,078,700
Total consolidated obligations	39,383,468	35,210,532

Mandatorily redeemable capital stock	4,358	5,059
Accrued interest payable	45,313	39,726
Affordable Housing Program (Note 9)	22,814	25,998
Derivative liabilities (Notes 10 and 11)	18,877	21,521
Other liabilities (Notes 3 and 4)	389,113	26,705
Total liabilities	40,845,948	36,126,955

Commitments and contingencies (Notes 7 and 15)

CAPITAL (Note 12)
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 14,643,063 and 12,227,376 shares at September 30, 2015 and December 31, 2014, respectively	1,464,306	1,222,738
Retained earnings
Unrestricted	688,811	650,224
Restricted	60,054	49,552
Total retained earnings	748,865	699,776
Accumulated other comprehensive income (loss) (Note 18)	(69,031)	(3,601)
Total capital	2,144,140	1,918,913
TOTAL LIABILITIES AND CAPITAL	$42,990,088	$38,045,868
_____________________________

(a)	Fair values: $3,401,767 and $4,727,130 at September 30, 2015 and December 31, 2014, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Advances	$30,955	$30,533	$89,608	$92,327
Prepayment fees on advances, net	1,039	491	8,178	5,354
Interest-bearing deposits	172	155	537	471
Securities purchased under agreements to resell	718	203	1,936	394
Federal funds sold	1,628	610	5,823	1,361
Trading securities	152	108	243	386
Available-for-sale securities	11,185	5,649	26,632	15,912
Held-to-maturity securities	6,856	9,628	22,354	30,946
Mortgage loans held for portfolio	881	1,117	2,802	3,565
Total interest income	53,586	48,494	158,113	150,716
INTEREST EXPENSE
Consolidated obligations
Bonds	19,613	17,797	56,226	55,573
Discount notes	5,568	3,150	12,919	6,938
Deposits	55	17	121	60
Mandatorily redeemable capital stock	4	3	12	11
Other borrowings	(3)	—	5	4
Total interest expense	25,237	20,967	69,283	62,586
NET INTEREST INCOME	28,349	27,527	88,830	88,130

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(11)	—	(111)	—
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	8	—	83	—
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(3)	—	(28)	—

Net gains on trading securities	1,169	61	1,508	620
Net gains (losses) on derivatives and hedging activities	(10,832)	1,491	1,854	2,459
Realized gains on sales of held-to-maturity securities	3,297	—	13,410	—
Realized gains on sales of available-for-sale securities	1,457	—	3,802	—
Gains on early extinguishment of debt	—	—	—	723
Letter of credit fees	983	1,259	3,202	3,600
Other, net	619	358	1,615	1,445
Total other income (loss)	(3,310)	3,169	25,363	8,847
OTHER EXPENSE
Compensation and benefits	11,019	8,935	31,478	29,090
Other operating expenses	6,565	8,625	20,473	22,503
Finance Agency	520	502	1,671	1,667
Office of Finance	642	572	1,935	1,715
Other	126	30	288	63
Total other expense	18,872	18,664	55,845	55,038
INCOME BEFORE ASSESSMENTS	6,167	12,032	58,348	41,939
Affordable Housing Program assessment	617	1,204	5,836	4,195
NET INCOME	$5,550	$10,828	$52,512	$37,744
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INCOME	$5,550	$10,828	$52,512	$37,744
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(69,013)	4,853	(63,977)	35,221
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(1,457)	—	(3,802)	—
Unrealized loss on cash flow hedge	(2,415)	—	(2,415)	—
Reclassification adjustment for losses on cash flow hedge included in net income	107	—	107	—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(8)	—	(83)	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	1,495	1,783	4,796	5,490
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	2	1	6	2
Amortization of net actuarial gain included in net periodic benefit cost	(21)	(24)	(62)	(71)
Total other comprehensive income (loss)	(71,310)	6,613	(65,430)	40,642
TOTAL COMPREHENSIVE INCOME (LOSS)	$(65,760)	$17,441	$(12,918)	$78,386

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited, in thousands)

						Accumulated Other Comprehensive Income (Loss)
	Capital Stock Class B - Putable		Retained Earnings				Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2015	12,227	$1,222,738	$650,224	$49,552	$699,776	$(3,601)	$1,918,913
Proceeds from sale of capital stock	8,941	894,107	—	—	—	—	894,107
Repurchase/redemption of capital stock	(6,545)	(654,493)	—	—	—	—	(654,493)
Shares reclassified to mandatorily redeemable capital stock	(13)	(1,344)	—	—	—	—	(1,344)
Comprehensive income (loss)
Net income	—	—	42,010	10,502	52,512	—	52,512
Other comprehensive income (loss)	—	—	—	—	—	(65,430)	(65,430)
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(123)	—	(123)	—	(123)
Mandatorily redeemable capital stock	—	—	(2)	—	(2)	—	(2)
Stock	33	3,298	(3,298)	—	(3,298)	—	—

BALANCE, SEPTEMBER 30, 2015	14,643	$1,464,306	$688,811	$60,054	$748,865	$(69,031)	$2,144,140

BALANCE, JANUARY 1, 2014	11,237	$1,123,675	$615,620	$39,850	$655,470	$(32,641)	$1,746,504
Proceeds from sale of capital stock	8,570	857,028	—	—	—	—	857,028
Repurchase/redemption of capital stock	(7,397)	(739,683)	—	—	—	—	(739,683)
Shares reclassified to mandatorily redeemable capital stock	(25)	(2,559)	—	—	—	—	(2,559)
Comprehensive income
Net income	—	—	30,195	7,549	37,744	—	37,744
Other comprehensive income	—	—	—	—	—	40,642	40,642
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	(128)	—	(128)	—	(128)
Mandatorily redeemable capital stock	—	—	(3)	—	(3)	—	(3)
Stock	29	2,937	(2,937)	—	(2,937)	—	—

BALANCE, SEPTEMBER 30, 2014	12,414	$1,241,398	$642,747	$47,399	$690,146	$8,001	$1,939,545

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$52,512	$37,744
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	70,845	52,687
Concessions on consolidated obligation bonds	2,106	1,435
Premises, equipment and computer software costs	2,897	2,638
Non-cash interest on mandatorily redeemable capital stock	10	11
Credit component of other-than-temporary impairment losses on held-to-maturity securities	28	—
Gains on early extinguishment of debt	—	(723)
Gains on sales of held-to-maturity securities	(13,410)	—
Gains on sales of available-for-sale securities	(3,802)	—
Net loss on disposition of premises, equipment and computer software	—	72
Net increase in trading securities	(1,530)	(664)
Loss due to change in net fair value adjustment on derivative and hedging activities	26,481	67,917
Increase in accrued interest receivable	(13,712)	(13,904)
Decrease (increase) in other assets	(1,714)	3,310
Decrease in Affordable Housing Program (AHP) liability	(3,184)	(5,608)
Increase (decrease) in accrued interest payable	5,589	(5,903)
Increase (decrease) in other liabilities	(466)	2,066
Total adjustments	70,138	103,334
Net cash provided by operating activities	122,650	141,078

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits, including swap collateral pledged	27,190	169,372
Net increase in securities purchased under agreements to resell	(2,650,000)	(200,000)
Net decrease (increase) in federal funds sold	1,833,000	(2,124,000)
Net decrease in short-term trading securities held for investment	297,151	549,329
Purchases of available-for-sale securities	(2,555,885)	(646,094)
Proceeds from maturities of available-for-sale securities	21,927	5,029
Proceeds from sales of available-for-sale securities	740,794	—
Proceeds from sales of held-to-maturity securities	761,800	—
Proceeds from maturities of long-term held-to-maturity securities	597,638	772,838
Purchases of long-term held-to-maturity securities	(35,000)	(453,459)
Principal collected on advances	488,493,239	346,985,821
Advances made	(492,312,269)	(349,805,603)
Principal collected on mortgage loans held for portfolio	12,442	15,297
Purchases of premises, equipment and computer software	(4,122)	(1,749)
Net cash used in investing activities	(4,772,095)	(4,733,219)

	For the Nine Months Ended
	September 30,
	2015	2014
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	198,803	(265,214)
Net payments on derivative contracts with financing elements	(138,398)	(126,130)
Net proceeds from issuance of consolidated obligations
Discount notes	625,012,807	190,366,204
Bonds	13,362,767	9,756,396
Debt issuance costs	(1,328)	(2,270)
Payments for maturing and retiring consolidated obligations
Discount notes	(623,891,793)	(178,917,910)
Bonds	(10,373,790)	(13,926,855)
Proceeds from issuance of capital stock	894,107	857,028
Proceeds from issuance of mandatorily redeemable capital stock	2	9
Payments for redemption of mandatorily redeemable capital stock	(2,060)	(989)
Payments for repurchase/redemption of capital stock	(654,493)	(739,683)
Cash dividends paid	(123)	(128)
Net cash provided by financing activities	4,406,501	7,000,458

Net increase (decrease) in cash and cash equivalents	(242,944)	2,408,317
Cash and cash equivalents at beginning of the period	1,507,708	911,081
Cash and cash equivalents at end of the period	$1,264,764	$3,319,398

Supplemental Disclosures:
Interest paid	$71,414	$88,704
AHP payments, net	$9,020	$9,803
Stock dividends issued	$3,298	$2,937
Dividends paid through issuance of mandatorily redeemable capital stock	$2	$3
Net capital stock reclassified to mandatorily redeemable capital stock	$1,344	$2,559

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
Revenue from Contracts with Customers. On May 28, 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, ASU 2014-09 amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. ASU 2014-09 applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts. The guidance in ASU 2014-09 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for the Bank). Early application was not permitted. On August 12, 2015, the FASB issued ASU 2015-14 "Deferral of Effective Date," which deferred the effective date of ASU 2014-09 by one year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Bank has not yet determined the date that it will adopt ASU 2014-09 or the effect, if any, that the adoption of ASU 2014-09 will have on its results of operations or financial condition.
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
On August 18, 2015, the FASB issued ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-15 clarifies that, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance on January 1, 2016 is not expected to have any impact on the Bank's results of operations or financial condition.

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

Note 3—Trading Securities
Trading securities as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
U.S. Treasury Notes	$205,744	$—
U.S. Treasury Bills	—	399,794
Other	8,516	8,769
Total	$214,260	$408,563
Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.
Included in the table above are U.S. Treasury Notes that were purchased but which had not yet settled as of September 30, 2015. The amount due of $101,486,000 is included in other liabilities on the statement of condition at that date.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of September 30, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$102,060	$155	$359	$101,856
GSE obligations	4,807,880	12,978	5,713	4,815,145
Other	394,467	145	1,146	393,466
	5,304,407	13,278	7,218	5,310,467
GSE commercial MBS	3,160,248	23	51,450	3,108,821
Total	$8,464,655	$13,301	$58,668	$8,419,288
Included in the table above are GSE debentures and GSE commercial MBS that were purchased but which had not yet settled as of September 30, 2015. The amounts due of $146,697,000 and $114,636,000, respectively, are included in other liabilities on the statement of condition at that date.
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

Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of September 30, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	2	$56,436	$359	—	$—	$—	2	$56,436	$359
GSE obligations	26	688,368	5,713	—	—	—	26	688,368	5,713
Other	23	200,198	631	5	42,082	515	28	242,280	1,146
GSE commercial MBS	73	2,294,734	32,601	26	786,414	18,849	99	3,081,148	51,450
Total	124	$3,239,736	$39,304	31	$828,496	$19,364	155	$4,068,232	$58,668

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

At September 30, 2015, the gross unrealized losses on the Bank’s available-for-sale securities were $58,668,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of September 30, 2015, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of PEFCO debentures are rated triple-A by Moody's and Fitch, and A by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at September 30, 2015 would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at September 30, 2015 would not be settled at an amount less than the Bank's amortized cost bases in these investments. Further, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at September 30, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Finally, based upon PEFCO's creditworthiness, the U.S. government's guaranty of the payment of principal and interest on the collateral securing the PEFCO debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of PEFCO debentures that were in an unrealized loss position at September 30, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2015.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2015 and December 31, 2014 are presented below (in thousands).

	September 30, 2015		December 31, 2014
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$230,138	$230,263	$87,379	$87,418
Due after one year through five years	3,420,232	3,427,002	4,224,231	4,245,122
Due after five years through ten years	1,480,070	1,480,853	1,039,685	1,050,295
Due after ten years	173,967	172,349	—	—
	5,304,407	5,310,467	5,351,295	5,382,835
GSE commercial MBS	3,160,248	3,108,821	1,014,795	1,005,667
Total	$8,464,655	$8,419,288	$6,366,090	$6,388,502
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Amortized cost of available-for-sale securities other than MBS
Fixed-rate	$5,229,407	$5,276,295
Variable-rate	75,000	75,000
	5,304,407	5,351,295
Amortized cost of fixed-rate multi-family MBS	3,160,248	1,014,795
Total	$8,464,655	$6,366,090
At September 30, 2015 and December 31, 2014, substantially all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.
Sales of Securities. During the three and nine months ended September 30, 2015, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $199,068,000 and $736,992,000, respectively. Proceeds from the sales totaled $200,525,000 and $740,794,000, respectively, resulting in realized gains of $1,457,000 and $3,802,000, respectively. There were no sales of available-for-sale securities during the nine months ended September 30, 2014.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2015 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$22,231	$—	$22,231	$21	$137	$22,115
State housing agency obligation	35,000	—	35,000	7	—	35,007
	57,231	—	57,231	28	137	57,122
Mortgage-backed securities
U.S. government-guaranteed residential MBS	5,349	—	5,349	22	—	5,371
GSE residential MBS	3,108,357	—	3,108,357	29,091	351	3,137,097
Non-agency residential MBS	149,438	22,636	126,802	16,979	3,238	140,543
GSE commercial MBS	61,817	—	61,817	—	183	61,634
	3,324,961	22,636	3,302,325	46,092	3,772	3,344,645
Total	$3,382,192	$22,636	$3,359,556	$46,120	$3,909	$3,401,767

Held-to-maturity securities as of December 31, 2014 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$27,119	$—	$27,119	$143	$—	$27,262
Mortgage-backed securities
U.S. government-guaranteed residential MBS	6,642	—	6,642	34	—	6,676
GSE residential MBS	4,424,542	—	4,424,542	46,767	398	4,470,911
Non-agency residential MBS	169,240	27,349	141,891	21,982	3,469	160,404
GSE commercial MBS	61,819	—	61,819	58	—	61,877
	4,662,243	27,349	4,634,894	68,841	3,867	4,699,868
Total	$4,689,362	$27,349	$4,662,013	$68,984	$3,867	$4,727,130

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of September 30, 2015. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) ("AOCI") and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	3	$14,570	$137	—	$—	$—	3	$14,570	$137
Mortgage-backed securities
GSE residential MBS	3	147,638	25	5	228,578	326	8	376,216	351
Non-agency residential MBS	—	—	—	25	121,257	9,459	25	121,257	9,459
GSE commercial MBS	3	61,634	183	—	—	—	3	61,634	183
Total	9	$223,842	$345	30	$349,835	$9,785	39	$573,677	$10,130

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2014. The unrealized losses include other-than-temporary impairments recorded in AOCI and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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

At September 30, 2015, the gross unrealized losses on the Bank’s held-to-maturity securities were $10,130,000, of which $9,459,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS and $671,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs.
As of September 30, 2015, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE MBS, the Bank expects that its holdings of U.S. government-guaranteed debentures and GSE MBS that were in an unrealized loss position at September 30, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2015.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2015 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 27 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of September 30, 2015 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of September 30, 2015 assumed changes in home prices ranging from declines of 3 percent to increases of 8 percent over the 12-month period beginning July 1, 2015. For the vast majority of markets, the changes were projected to range from increases of 2 percent to 5 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it was not likely that it would fully recover the remaining amortized cost basis of one of its previously other-than-temporarily impaired non-agency RMBS and, accordingly, this security was deemed to be other-than-temporarily impaired as of September 30, 2015. The difference between the present value of the cash flows expected to be collected from this security and its amortized cost basis (i.e., the credit loss) totaled $3,000 at September 30, 2015. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its remaining amortized cost basis, only the amount related to the credit loss was recognized in earnings. None of the Bank's other non-agency RMBS were deemed to be other-than-temporarily impaired at September 30, 2015.

For the security for which an other-than-temporary impairment was determined to have occurred as of September 30, 2015, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings (dollars in thousands):

			Significant Inputs(2)
Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of September 30, 2015	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of September 30, 2015(3)
2005	Alt-A/Option ARM	$11,184	7.2%	21.4%	35.5%	32.4%
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

In addition to the security that was determined to be other-than-temporarily impaired at September 30, 2015, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013. The following table presents a rollforward for the three and nine months ended September 30, 2015 and 2014 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance of credit losses, beginning of period	$12,100	$12,770	$12,512	$12,901
Credit losses on securities for which an other-than-temporary impairment was previously recognized	3	—	28	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(213)	(64)	(650)	(195)
Balance of credit losses, end of period	11,890	12,706	11,890	12,706
Cumulative principal shortfalls on securities held at end of period	(1,602)	(1,192)	(1,602)	(1,192)
Cumulative amortization of the time value of credit losses at end of period	335	279	335	279
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$10,623	$11,793	$10,623	$11,793
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2015 and December 31, 2014 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2015			December 31, 2014
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$9,025	$9,025	$9,046	$12,544	$12,544	$12,649
Due after five years through ten years	13,206	13,206	13,069	14,575	14,575	14,613
Due after ten years	35,000	35,000	35,007	—	—	—
	57,231	57,231	57,122	27,119	27,119	27,262
Mortgage-backed securities	3,324,961	3,302,325	3,344,645	4,662,243	4,634,894	4,699,868
Total	$3,382,192	$3,359,556	$3,401,767	$4,689,362	$4,662,013	$4,727,130

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $14,568,000 and $26,510,000 at September 30, 2015 and December 31, 2014, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Amortized cost of variable-rate held-to-maturity securities other than MBS	$57,231	$27,119
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	240	276
Collateralized mortgage obligations
Fixed-rate	496	624
Variable-rate	3,262,408	4,599,524
Variable-rate multi-family MBS	61,817	61,819
	3,324,961	4,662,243
Total	$3,382,192	$4,689,362

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2014 or the nine months ended September 30, 2015.
Sales of Securities. During the three and nine months ended September 30, 2015, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $159,952,000 and $748,390,000, respectively. Proceeds from the sales totaled $163,249,000 and $761,800,000, respectively, resulting in realized gains of $3,297,000 and $13,410,000, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the nine months ended September 30, 2014.

Note 6—Advances
     Redemption Terms. At September 30, 2015 and December 31, 2014, the Bank had advances outstanding at interest rates ranging from 0.10 percent to 8.27 percent and from 0.05 percent to 8.48 percent, respectively, as summarized below (dollars in thousands).

	September 30, 2015		December 31, 2014
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$5,111	4.09%	$79,477	4.04%

Due in one year or less	14,588,326	0.29	11,908,892	0.31
Due after one year through two years	2,483,054	1.07	1,085,057	1.46
Due after two years through three years	1,542,119	2.46	1,590,017	2.39
Due after three years through four years	812,804	1.98	1,085,640	2.40
Due after four years through five years	628,332	2.49	417,243	2.22
Due after five years	1,027,839	2.17	901,184	2.99
Amortizing advances	1,526,435	3.20	1,727,505	3.45
Total par value	22,614,020	0.93%	18,795,015	1.14%

Premiums	24		—
Deferred net prepayment fees	(17,552)		(17,903)
Commitment fees	(133)		(139)
Hedging adjustments	173,166		165,427
Total	$22,769,525		$18,942,400

The balances of overdrawn demand deposit accounts were fully collateralized at September 30, 2015 and December 31, 2014 and were repaid at the beginning of October 2015 and January 2015, respectively. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2015 and December 31, 2014, the Bank had aggregate prepayable and callable advances totaling $1,420,527,000 and $487,699,000, respectively.
The following table summarizes advances outstanding at September 30, 2015 and December 31, 2014, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2015	December 31, 2014
Overdrawn demand deposit accounts	$5,111	$79,477

Due in one year or less	15,847,054	11,993,262
Due after one year through two years	1,558,101	1,053,687
Due after two years through three years	1,542,119	1,590,017
Due after three years through four years	807,804	1,085,640
Due after four years through five years	620,332	414,243
Due after five years	707,064	851,184
Amortizing advances	1,526,435	1,727,505

Total par value	$22,614,020	$18,795,015

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2015 and December 31, 2014, the Bank had putable advances outstanding totaling $1,252,071,000 and $1,454,071,000, respectively.

The following table summarizes advances outstanding at September 30, 2015 and December 31, 2014, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2015	December 31, 2014
Overdrawn demand deposit accounts	$5,111	$79,477

Due in one year or less	15,822,896	13,258,963
Due after one year through two years	2,315,933	1,062,557
Due after two years through three years	724,169	990,896
Due after three years through four years	563,304	397,190
Due after four years through five years	628,332	377,243
Due after five years	1,027,840	901,184
Amortizing advances	1,526,435	1,727,505

Total par value	$22,614,020	$18,795,015

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Fixed-rate
Due in one year or less	$14,451,248	$11,573,066
Due after one year	6,731,776	6,694,902
Total fixed-rate	21,183,024	18,267,968
Variable-rate
Due in one year or less	153,068	426,477
Due after one year	1,277,928	100,570
Total variable-rate	1,430,996	527,047
Total par value	$22,614,020	$18,795,015

At September 30, 2015 and December 31, 2014, 24 percent and 27 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended September 30, 2015 and 2014, gross advance prepayment fees received from members/borrowers were $4,054,000 and $2,063,000, respectively, of which $1,909,000 and $1,570,000, respectively, were deferred. During the nine months ended September 30, 2015 and 2014, gross advance prepayment fees received from members/borrowers were $18,583,000 and $10,687,000, respectively, of which $6,398,000 and $1,862,000, respectively, were deferred.

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
During the nine months ended September 30, 2015 and 2014, there were no purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2015 or December 31, 2014.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At September 30, 2015 and December 31, 2014, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2015 and December 31, 2014, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the unpaid principal balance by payment status for mortgage loans at September 30, 2015 and December 31, 2014 (dollars in thousands). The unpaid principal balance approximates the recorded investment in the loans.

	September 30, 2015			December 31, 2014
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$663	$1,469	$2,132	$1,409	$2,276	$3,685
60-89 days delinquent	298	332	630	531	400	931
90 days or more delinquent	676	327	1,003	316	299	615
Total past due	1,637	2,128	3,765	2,256	2,975	5,231
Total current loans	25,918	29,245	55,163	31,510	34,429	65,939
Total mortgage loans	$27,555	$31,373	$58,928	$33,766	$37,404	$71,170

Other delinquency statistics:
In process of foreclosure (1)	$395	$59	$454	$79	$—	$79
Serious delinquency rate (2)	2.4%	1.0%	1.7%	0.9%	0.8%	0.9%
Past due 90 days or more and still accruing interest (3)	$—	$327	$327	$—	$299	$299
Nonaccrual loans	$676	$—	$676	$316	$—	$316
Troubled debt restructurings	$114	$—	$114	$116	$—	$116
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At September 30, 2015 and December 31, 2014, the Bank’s other assets included $33,000 and $193,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At September 30, 2015 and December 31, 2014, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $141,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at September 30, 2015. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$141	$148	$143	$165
Chargeoffs	—	—	(2)	(17)
Balance, end of period	$141	$148	$141	$148

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of September 30, 2015 and December 31, 2014 (in thousands).

	September 30, 2015	December 31, 2014
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$141	$143

Unpaid principal balance
Individually evaluated for impairment	$697	$432
Collectively evaluated for impairment	26,858	33,334
	$27,555	$33,766

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $857 billion and $847 billion at September 30, 2015 and December 31, 2014, respectively. The Bank was the primary obligor on $39.3 billion and $35.2 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2015 and December 31, 2014 (in thousands, at par value).

	September 30, 2015	December 31, 2014
Fixed-rate	$11,574,035	$8,377,640
Variable-rate	4,000,000	4,471,000
Step-up	3,347,000	3,112,500
Step-down	150,000	150,000
Step-up/step-down	15,000	—
Total par value	$19,086,035	$16,111,140

At September 30, 2015 and December 31, 2014, 98 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2015 and December 31, 2014, by contractual maturity (dollars in thousands):

	September 30, 2015		December 31, 2014
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$5,570,410	0.60%	$6,225,840	0.58%
Due after one year through two years	4,850,135	0.87	2,790,080	1.19
Due after two years through three years	3,855,775	1.45	1,537,000	0.95
Due after three years through four years	871,725	1.24	1,847,000	1.94
Due after four years through five years	1,905,720	1.49	1,172,500	1.49
Due after five years	2,032,270	1.92	2,538,720	2.06
Total par value	19,086,035	1.10%	16,111,140	1.18%

Premiums	13,660		6,345
Discounts	(2,813)		(3,486)
Hedging adjustments	33,226		(35,299)
Total	$19,130,108		$16,078,700

At September 30, 2015 and December 31, 2014, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2015	December 31, 2014
Non-callable bonds	$12,214,765	$8,504,920
Callable bonds	6,871,270	7,606,220
Total par value	$19,086,035	$16,111,140

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2015 and December 31, 2014, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2015	December 31, 2014
Due in one year or less	$12,194,680	$13,772,060
Due after one year through two years	4,460,135	1,645,080
Due after two years through three years	1,897,775	152,000
Due after three years through four years	341,725	437,000
Due after four years through five years	191,720	25,000
Due after five years	—	80,000
Total par value	$19,086,035	$16,111,140

     Discount Notes. At September 30, 2015 and December 31, 2014, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2015	$20,253,360	$20,257,072	0.16%

December 31, 2014	$19,131,832	$19,134,303	0.09%

Note 9—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance, beginning of period	$25,998	$31,864
AHP assessment	5,836	4,195
Grants funded, net of recaptured amounts	(9,020)	(9,803)
Balance, end of period	$22,814	$26,256

Note 10—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2015 or December 31, 2014.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of September 30, 2015 and December 31, 2014 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2015

Assets

Derivatives
Bilateral derivatives	$43,359	$(27,234)	$16,125	$(14,108)	(2)	$2,017
Cleared derivatives	41,446	(41,446)	—	—		—
Total derivatives	84,805	(68,680)	16,125	(14,108)		2,017
Securities purchased under agreements to resell	3,000,000	—	3,000,000	(3,000,000)		—

Total assets	$3,084,805	$(68,680)	$3,016,125	$(3,014,108)		$2,017

Liabilities

Derivatives
Bilateral derivatives	$386,139	$(375,817)	$10,322	$—		$10,322
Cleared derivatives	299,290	(290,735)	8,555	(8,555)	(3)	—

Total liabilities	$685,429	$(666,552)	$18,877	$(8,555)		$10,322

December 31, 2014

Assets

Derivatives
Bilateral derivatives	$31,666	$(21,212)	$10,454	$(9,746)	(4)	$708
Cleared derivatives	6,574	(6,574)	—	—		—
Total derivatives	38,240	(27,786)	10,454	(9,746)		708
Securities purchased under agreements to resell	350,000	—	350,000	(350,000)		—

Total assets	$388,240	$(27,786)	$360,454	$(359,746)		$708

Liabilities

Derivatives
Bilateral derivatives	$629,920	$(611,348)	$18,572	$—		$18,572
Cleared derivatives	58,653	(55,704)	2,949	(2,949)	(5)	—

Total liabilities	$688,573	$(667,052)	$21,521	$(2,949)		$18,572
_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of $14,108,000 of collateral pledged by member counterparties.

(3)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged additional securities with a fair value of $188,656,000 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)	Consists of $9,746,000 of collateral pledged by member counterparties.

(5)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with a fair value of $33,036,000 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 11—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of September 30, 2015, it was not a party to any forward rate agreements.
The Bank uses interest rate exchange agreements in three ways: (1) by designating the agreement as a fair value hedge of a specific financial instrument or firm commitment; (2) by designating the agreement as a cash flow hedge of a forecasted transaction; or (3) by designating the agreement as a hedge of some defined risk in the course of its balance sheet management (referred to as an “economic hedge”). For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances or investments to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank also uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to hedge the variable cash flows associated with forecasted transactions, to offset interest rate exchange agreements entered into with members (the Bank serves as an intermediary in these transactions), and to reduce funding costs.
The Bank, consistent with Finance Agency regulations, enters into interest rate exchange agreements only to reduce potential market risk exposures inherent in otherwise unhedged assets and liabilities or anticipated transactions, or to act as an intermediary between its members and the Bank’s non-member derivative counterparties. The Bank is not a derivatives dealer and it does not trade derivatives for short-term profit.
At inception, the Bank formally documents the relationships between derivatives designated as hedging instruments and their hedged items, its risk management objectives and strategies for undertaking the hedge transactions, and its method for assessing the effectiveness of the hedging relationships. For fair value hedges, this process includes linking the derivatives to: (1) specific assets and liabilities on the statements of condition or (2) firm commitments. For cash flow hedges, this process includes linking the derivatives to forecasted transactions. The Bank also formally assesses (both at the inception of the hedging relationship and on a monthly basis thereafter) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items or the cash flows associated with forecasted transactions and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.
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
Advances — The Bank issues both fixed-rate and variable-rate advances. When appropriate, the Bank uses interest rate exchange agreements to adjust the interest rate sensitivity of its fixed-rate advances to approximate more closely the interest rate sensitivity of its liabilities. With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance on specified future dates. This embedded option is clearly and closely related to the host advance contract. The Bank typically hedges a putable advance by entering into a cancelable interest rate exchange agreement where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, and sells an option to cancel the swap to the swap counterparty. This type of hedge is treated as a fair value hedge. The swap counterparty can cancel the interest rate exchange agreement on the call date and the Bank can cancel the putable advance and offer, subject to certain conditions, replacement funding at prevailing market rates.

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
To manage the interest rate risk of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. With issuances of fixed-rate consolidated obligation bonds, the Bank typically enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank that are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. In this transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets, typically one-month or three-month LIBOR. These transactions are treated as fair value hedges. On occasion, the Bank may enter into fixed-for-floating interest rate exchange agreements to hedge the interest rate risk associated with certain of its consolidated obligation discount notes. The derivatives associated with the Bank’s fair value discount note hedging are treated as economic hedges. The Bank may also use interest rate exchange agreements to convert variable-rate consolidated obligation bonds from one index rate (e.g., the daily effective federal funds rate) to another index rate (e.g., one-month or three-month LIBOR); these transactions are treated as economic hedges.
The Bank has not issued consolidated obligations denominated in currencies other than U.S. dollars.
Forecasted Issuances of Consolidated Obligations — The Bank uses derivatives to hedge the variability of cash flows over a specified period of time as a result of the forecasted issuances and maturities of short-term, fixed-rate instruments, such as three-month consolidated obligation discount notes. Although each short-term consolidated obligation discount note has a fixed rate of interest, a portfolio of rolling consolidated obligation discount notes effectively has a variable interest rate. The variable cash flows associated with these liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. The maturity dates of the cash flow streams are closely matched to the interest rate reset dates of the derivatives. These derivatives are treated as cash flow hedges.
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
If fair value hedging relationships meet certain criteria specified in ASC 815, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the fair value hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The Bank considers hedges of committed advances to be eligible for the shortcut method of accounting as long as the settlement of the committed advance occurs within the shortest period possible for that type of instrument based on market settlement conventions, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for shortcut accounting specified in ASC 815. The Bank has defined the market settlement convention to be five business days or less for advances.
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in AOCI until earnings are affected by the variability of the cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of a hypothetical derivative having terms that match identically the critical terms of the hedged forecasted transaction) is recognized in other income (loss) as “net gains (losses) on derivatives and hedging activities.”
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
The Bank records the changes in fair value of all derivatives (and, in the case of fair value hedges, the hedged item) beginning on the trade date.
Cash flows associated with all derivatives are reported as cash flows from operating activities in the statements of cash flows, unless the derivatives contain an other-than-insignificant financing element, in which case the cash flows are reported as cash flows from financing activities.
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
The Bank discontinues hedge accounting prospectively when: (1) management determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that a forecasted transaction will occur within the originally specified time frame; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument in accordance with ASC 815 is no longer appropriate.
In all cases in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the statement of condition, recognizing any additional changes in the fair value of the derivative in current period earnings.

When fair value hedge accounting for a specific derivative is discontinued due to the Bank’s determination that such derivative no longer qualifies for hedge accounting treatment or because the derivative is terminated, the Bank will cease to adjust the hedged asset or liability for changes in fair value and amortize the cumulative basis adjustment on the formerly hedged item into earnings over its remaining term using the level-yield method.
When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.
When cash flow hedge accounting for a specific derivative is discontinued due to the Bank's determination that such derivative no longer qualifies for hedge accounting treatment or because the derivative is terminated, the Bank will reclassify the cumulative fair value gains or losses recorded in AOCI as of the discontinuance date from AOCI into earnings when earnings are affected by the original forecasted transaction, except in cases where the cash flow hedge is discontinued because the forecasted transaction is no longer probable (i.e., the forecasted transaction will not occur in the originally expected period or within an additional two-month period of time thereafter). In such cases, any fair value gains or losses recorded in AOCI as of the determination date are immediately reclassified to earnings as a component of "gains (losses) on derivatives and hedging activities." Similarly, if the Bank expects at any time that continued reporting of a net loss in AOCI would lead to recognizing a net loss on the combination of the hedging instrument and hedged transaction in one or more future periods, the amount that is not expected to be recovered is immediately reclassified to earnings as a component of "gains (losses) on derivatives and hedging activities."

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at September 30, 2015 and December 31, 2014 (in thousands).

	September 30, 2015			December 31, 2014
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,068,299	$21	$182,757	$4,936,984	$4,641	$183,285
Available-for-sale securities	7,965,396	300	483,270	5,877,601	401	462,501
Consolidated obligation bonds	14,825,035	69,170	3,333	10,102,140	15,610	28,046
Consolidated obligation discount notes	100,000	—	2,415	—	—	—
Interest rate swaptions related to advances	4,000	10	—	—	—	—
Interest rate caps related to advances	—	—	—	25,000	—	—
Total derivatives designated as hedging instruments under ASC 815	27,962,730	69,501	671,775	20,941,725	20,652	673,832
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	1,500	—	8	1,500	4	—
Available-for-sale securities	2,625	—	56	1,000	—	32
Trading securities	100,000	12	—	—	—	—
Intermediary transactions	327,996	14,124	12,876	950,000	14,864	13,413
Interest rate caps
Held-to-maturity securities	2,150,000	454	—	2,900,000	1,424	—
Intermediary transactions	80,000	714	714	80,000	1,296	1,296
Total derivatives not designated as hedging instruments under ASC 815	2,662,121	15,304	13,654	3,932,500	17,588	14,741
Total derivatives before collateral and netting adjustments	$30,624,851	84,805	685,429	$24,874,225	38,240	688,573

Cash collateral and related accrued interest		(14,465)	(612,337)		(251)	(639,517)
Netting adjustments		(54,215)	(54,215)		(27,535)	(27,535)
Total collateral and netting adjustments(1)		(68,680)	(666,552)		(27,786)	(667,052)
Net derivative balances reported in statements of condition		$16,125	$18,877		$10,454	$21,521
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Gain (Loss) Recognized in Earnings for the		Gain (Loss) Recognized in Earnings for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(10,673)	$(733)	$(443)	$(996)
Interest rate swaptions	1	—	1	—
Interest rate caps	—	—	—	(2)
Total net loss related to fair value hedge ineffectiveness	(10,672)	(733)	(442)	(998)
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	56	368	157	1,312
Interest rate swaps
Advances	(2)	13	(7)	(146)
Available-for-sale securities	(98)	434	(4)	434
Consolidated obligation bonds	259	(30)	2,174	104
Consolidated obligation discount notes	(13)	—	—	—
Basis swaps	—	1,644	—	2,316
Intermediary transactions	(31)	249	946	1,074
Interest rate caps
Held-to-maturity securities	(331)	(454)	(970)	(1,637)
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(160)	2,224	2,296	3,457
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(10,832)	$1,491	$1,854	$2,459
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2015 and 2014 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)

Three Months Ended September 30, 2015
Advances	$(34,542)	$34,332	$(210)	$(22,466)
Available-for-sale securities	(166,529)	160,183	(6,346)	(31,815)
Consolidated obligation bonds	58,838	(62,954)	(4,116)	36,747
Total	$(142,233)	$131,561	$(10,672)	$(17,534)

Three Months Ended September 30, 2014
Advances	$36,038	$(36,096)	$(58)	$(26,452)
Available-for-sale securities	33,017	(34,061)	(1,044)	(21,950)
Consolidated obligation bonds	(26,490)	26,859	369	28,525
Total	$42,565	$(43,298)	$(733)	$(19,877)

Nine Months Ended September 30, 2015
Advances	$(17,444)	$18,030	$586	$(69,448)
Available-for-sale securities	(107,668)	109,217	1,549	(84,745)
Consolidated obligation bonds	65,482	(68,059)	(2,577)	103,877
Total	$(59,630)	$59,188	$(442)	$(50,316)

Nine Months Ended September 30, 2014
Advances	$34,314	$(34,767)	$(453)	$(80,221)
Available-for-sale securities	(5,208)	4,730	(478)	(62,651)
Consolidated obligation bonds	66,209	(66,276)	(67)	85,766
Total	$95,315	$(96,313)	$(998)	$(57,106)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

In October 2015, the Bank identified an error in its previously reported disclosures related to the impact on the Bank’s net interest income of derivative net interest income (expense) for the three and six months ended June 30, 2015. These disclosures were contained in Note 11 to the Bank’s financial statements that were included in its Form 10-Q for the quarterly period ended June 30, 2015. The error had no impact on the Bank’s financial condition or results of operations. Management has evaluated the quantitative and qualitative aspects of the error to the previously issued financial statements and has concluded that such financial statements were not materially misstated. For consistency with other reporting periods, management intends to revise the unaudited disclosures related to the impact of derivative net interest income (expense) for the three and six months ended June 30, 2015 in its Form 10-Q for the quarterly period ended June 30, 2016 when the impact of derivative net interest income (expense) for the three and six months ended June 30, 2016 and 2015 will be presented. The following table summarizes those revisions (in thousands).

	Impact of Derivatives on the Bank's Net Interest Income for the Three Months Ended June 30, 2015		Impact of Derivatives on the Bank's Net Interest Income for the Six Months Ended June 30, 2015
	As Originally Presented	As Revised	As Originally Presented	As Revised

Advances	$(24,396)	$(22,884)	$(48,494)	$(46,982)
Available-for-sale securities	(78,235)	(27,393)	(103,772)	(52,930)
Consolidated obligation bonds	37,310	38,177	66,263	67,130

Total	$(65,321)	$(12,100)	$(86,003)	$(32,782)

The following table presents, by type of hedged item in ASC 815 cash flow hedging relationships, the gains (losses) on derivatives recognized in other comprehensive income and the gains (losses) reclassified from AOCI into earnings for the three and nine months ended September 30, 2015 (in thousands). The Bank did not have any derivatives designated in cash flow hedging relationships prior to the three months ended September 30, 2015.

Derivatives in Cash Flow Hedging Relationships	Amount of Losses Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Losses Reclassified from AOCI into Interest Expense (Effective Portion) (1)	Amount of Gains (Losses) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities (Ineffective Portion)
Interest rate swap related to anticipated issuances of consolidated obligation discount notes	$2,415	$107	$—
_____________________________

(1)	Represents net interest expense associated with the derivative.

For the three and nine months ended September 30, 2015, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter. At September 30, 2015, $1,762,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At September 30, 2015, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.
Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy and Finance Agency regulations. The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of September 30, 2015, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $15.4 billion and $0.2 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through third-party central clearinghouses (as of September 30, 2015, the notional balance of cleared transactions outstanding totaled $15.0 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
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

Note 12—Capital
At all times during the nine months ended September 30, 2015, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$456,708	$2,217,529	$347,402	$1,927,573
Total capital	$1,719,604	$2,217,529	$1,521,835	$1,927,573
Total capital-to-assets ratio	4.00%	5.16%	4.00%	5.07%
Leverage capital	$2,149,504	$3,326,293	$1,902,293	$2,891,360
Leverage capital-to-assets ratio	5.00%	7.74%	5.00%	7.60%

Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. During the nine months ended September 30, 2015, the membership investment requirement was 0.04 percent of each member’s total assets as of December 31, 2014, subject to a minimum of $1,000 and a maximum of $7,000,000 and the activity-based investment requirement was 4.10 percent of outstanding advances.
On October 1, 2015 (pursuant to an amendment to the Bank's Capital Plan that allowed for the creation of two sub-classes of its Class B Capital Stock), the Bank exchanged all shares of outstanding Class B Stock at the open of business on that date for an equal number of shares of capital stock consisting of shares of Class B-1 Stock and Class B-2 Stock allocated as described in the next sentence. For each shareholder, (i) a number of shares of existing Class B Stock in an amount sufficient to meet such shareholder’s activity-based investment requirement were exchanged for an equal number of shares of Class B-2 Stock and (ii) all other outstanding shares of existing Class B Stock held by such shareholder were exchanged for an equal number of shares of Class B-1 Stock. Immediately following these exchanges, all shares of previously outstanding Class B Stock were retired and the Bank had outstanding 5,379,360 shares of Class B-1 stock and 9,263,703 shares of Class B-2 stock. For the purpose of voting rights, all shares of Class B Stock, regardless of sub-class, are treated the same.
Subject to the limitations in the Capital Plan, the Bank converts shares of one sub-class of Class B Stock to the other sub-class of Class B Stock under the following circumstances: (i) shares of Class B-2 Stock held by a shareholder in excess of its activity-based investment requirement are converted into Class B-1 Stock, if necessary, to meet that shareholder’s membership investment requirement and (ii) shares of Class B-1 Stock held by a shareholder in excess of the amount required to meet its membership investment requirement are converted into Class B-2 Stock as needed in order to satisfy that shareholder’s activity-based investment requirement. All excess stock is held as Class B-1 Stock at all times.
The Bank’s Board of Directors may declare dividends at the same rate for all shares of Class B Stock, or at different rates for Class B-1 Stock and Class B-2 Stock, provided that in no event can the dividend rate on Class B-2 Stock be lower than the dividend rate on Class B-1 Stock. Dividend payments may be made in the form of cash, additional shares of either, or both, sub-classes of Class B Stock, or a combination thereof as determined by the Bank’s Board of Directors.
The Bank generally repurchases surplus stock on or about the last business day of the month following the end of each calendar quarter. For the repurchases that occurred on January 30, 2015, April 30, 2015 and August 7, 2015, surplus stock was defined as the amount of stock held by a shareholder in excess of 102.5 percent of the shareholder’s minimum investment requirement. For the repurchases that occurred on each of these dates, a shareholder's surplus stock was not repurchased if the amount of that shareholder's surplus stock was $100,000 or less, if the shareholder elected to opt-out of the repurchase, or if, subject to certain exceptions, the shareholder was on restricted collateral status. For the repurchase that occurred on November 6, 2015, surplus stock was defined as the amount of stock held by a shareholder in excess of 120 percent of the shareholder’s minimum investment requirement. For the repurchase that occurred on November 6, 2015, a shareholder's surplus stock was not repurchased if the amount of that shareholder's surplus stock was $1,000,000 or less, if the shareholder elected to opt-out of the repurchase, or if, subject to certain exceptions, the shareholder was on restricted collateral status. On January 30, 2015, April 30, 2015, August 7, 2015 and November 6, 2015, the Bank repurchased surplus stock totaling $134,747,000, $158,722,000, $175,771,000 and $105,656,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.

Note 13—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$5	$4	$15	$13
Interest cost	12	16	36	46
Amortization of prior service cost	2	1	6	2
Amortization of net actuarial gain	(21)	(24)	(62)	(71)
Net periodic benefit credit	$(2)	$(3)	$(5)	$(10)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the nine months ended September 30, 2015 and 2014, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2015 and December 31, 2014. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
     Trading, available-for-sale and held-to-maturity securities. To value its holdings of U.S. Treasury Bills and U.S. Treasury Notes classified as trading securities, all of its available-for-sale securities, its held-to-maturity state housing agency debenture and its held-to-maturity MBS holdings, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.
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
As of September 30, 2015, four vendor prices were received for substantially all of the Bank’s trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
The Bank estimates the fair values of its held-to-maturity government-guaranteed debentures using a pricing model and observable market data (i.e., the U.S. Government Agency Fair Value curve and, for debentures containing call features, swaption volatility).
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at September 30, 2015 or December 31, 2014.
In May 2015, the Bank replaced its third-party pricing/risk model with a new third-party pricing/risk model. Among other things, the third-party pricing/risk model is used to estimate the fair values of the Bank's interest rate exchange agreements, advances, consolidated obligations, deposits and held-to-maturity government-guaranteed debentures. In addition, this model is used to calculate the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable to changes in LIBOR, the designated benchmark interest rate ("the benchmark fair values") and the periodic changes in the fair values of hypothetical derivatives associated with cash flow hedges. The implementation of the new model did not have a significant impact on the estimated fair values and, where applicable, the benchmark fair values of the financial instruments referred to above. On the date the new model was implemented, there was an increase of approximately $3,100,000 in the computed amount of the Bank's net hedge ineffectiveness gains (including both fair value and economic hedges) relating to the Bank's entire derivatives portfolio. The derivatives portfolio approximated $30.4 billion (notional balance) at that time.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2015 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$1,264,764	$1,264,764	$1,264,764	$—		$—		$—
Interest-bearing deposits	231	231	—	231		—		—
Securities purchased under agreements to resell	3,000,000	3,000,000	—	3,000,000		—		—
Federal funds sold	3,780,000	3,780,000	—	3,780,000		—		—
Trading securities (1)	214,260	214,260	8,516	205,744		—		—
Available-for-sale securities (1)	8,419,288	8,419,288	—	8,419,288		—		—
Held-to-maturity securities	3,359,556	3,401,767	—	3,261,224	(2)	140,543	(3)	—
Advances	22,769,525	22,847,034	—	22,847,034		—		—
Mortgage loans held for portfolio, net	59,093	65,218	—	65,218		—		—
Accrued interest receivable	78,904	78,904	—	78,904		—		—
Derivative assets (1)	16,125	16,125	—	84,805		—		(68,680)

Liabilities:
Deposits	982,005	982,005	—	982,005		—		—
Consolidated obligations
Discount notes	20,253,360	20,254,507	—	20,254,507		—		—
Bonds	19,130,108	19,122,446	—	19,122,446		—		—
Mandatorily redeemable capital stock	4,358	4,358	4,358	—		—		—
Accrued interest payable	45,313	45,313	—	45,313		—		—
Derivative liabilities (1)	18,877	18,877	—	685,429		—		(666,552)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of September 30, 2015.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

During the three months ended September 30, 2015, the Bank recorded total OTTI losses on one of its non-agency RMBS classified as held-to-maturity (see Note 5). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurement for this impaired security was classified as a Level 3 measurement in the fair value hierarchy. Four third-party vendor prices were received for this security and the average of the four prices was used to determine the final fair value measurement.

Note 15—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At September 30, 2015, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $817 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At September 30, 2015 and December 31, 2014, the Bank had commitments to make additional advances totaling approximately $34,799,000 and $14,065,000, respectively. In addition, outstanding standby letters of credit totaled $6,078,457,000 and $4,330,557,000 at September 30, 2015 and December 31, 2014, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 7).
At September 30, 2015 and December 31, 2014, the Bank had commitments to issue $2,100,000,000 and $60,000,000 of consolidated obligation bonds, respectively, of which $1,100,000,000 and $60,000,000, respectively, were hedged with interest rate swaps. At September 30, 2015 and December 31, 2014, the Bank had commitments to issue $546,000,000 and $750,000,000, respectively, of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of September 30, 2015 and December 31, 2014, the Bank had pledged cash collateral of $612,296,000 and $639,452,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of September 30, 2015 and December 31, 2014, the Bank had pledged securities with carrying values (and fair values) of $197,211,000 and $35,985,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.
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

Note 17 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the nine months ended September 30, 2015 and 2014, interest income from loans to other FHLBanks totaled $4,089 and $1,707, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2015 and 2014 (in thousands).

	Nine Months Ended September 30,
	2015	2014
Balance at January 1,	$—	$—
Loans made to:
FHLBank of San Francisco	865,000	615,000
FHLBank of Des Moines	200,000	—
FHLBank of Boston	200,000	—
FHLBank of Topeka	55,000	—
FHLBank of Atlanta	—	60,000
Collections from:
FHLBank of San Francisco	(865,000)	(615,000)
FHLBank of Des Moines	(200,000)	—
FHLBank of Boston	(200,000)	—
FHLBank of Topeka	(55,000)	—
FHLBank of Atlanta	—	(60,000)
Balance at September 30,	$—	$—
During the nine months ended September 30, 2015 and 2014, interest expense on borrowings from other FHLBanks totaled $4,068 and $1,736, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2015 and 2014 (in thousands).

	Nine Months Ended September 30,
	2015	2014
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	380,000	515,000
FHLBank of Indianapolis	—	90,000
FHLBank of Chicago	—	90,000
FHLBank of Topeka	360,000	40,000
FHLBank of Atlanta	250,000	20,000
FHLBank of Boston	475,000	—
Repayments to:
FHLBank of San Francisco	(380,000)	(515,000)
FHLBank of Indianapolis	—	(90,000)
FHLBank of Chicago	—	(90,000)
FHLBank of Topeka	(360,000)	(40,000)
FHLBank of Atlanta	(250,000)	(20,000)
FHLBank of Boston	(475,000)	—
Balance at September 30,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the nine months ended September 30, 2015 or 2014.

Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the nine months ended September 30, 2015 or 2014.

Note 18 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Loss on Cash Flow Hedge	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended September 30, 2015
Balance at July 1, 2015	$25,103	$—	$(24,123)	$1,299	$2,279
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(1,457)	—	—	—	(1,457)
Losses on cash flow hedge included in interest expense	—	107	—	—	107
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(69,013)	—	—	—	(69,013)
Unrealized loss on cash flow hedge	—	(2,415)	—	—	(2,415)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(8)	—	(8)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,495	—	1,495
Total other comprehensive income (loss)	(70,470)	(2,308)	1,487	(19)	(71,310)
Balance at September 30, 2015	$(45,367)	$(2,308)	$(22,636)	$1,280	$(69,031)

Three Months Ended September 30, 2014
Balance at July 1, 2014	$29,500	$—	$(29,493)	$1,381	$1,388
Reclassifications from AOCI to net income
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(23)	(23)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	4,853	—	—	—	4,853
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,783	—	1,783
Total other comprehensive income (loss)	4,853	—	1,783	(23)	6,613
Balance at September 30, 2014	$34,353	$—	$(27,710)	$1,358	$8,001
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Loss on Cash Flow Hedge	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Nine Months Ended September 30, 2015
Balance at January 1, 2015	$22,412	$—	$(27,349)	$1,336	$(3,601)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(3,802)	—	—	—	(3,802)
Losses on cash flow hedge included in interest expense	—	107	—	—	107
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(56)	(56)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(63,977)	—	—	—	(63,977)
Unrealized loss on cash flow hedge	—	(2,415)	—	—	(2,415)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(83)	—	(83)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	4,796	—	4,796
Total other comprehensive income (loss)	(67,779)	(2,308)	4,713	(56)	(65,430)
Balance at September 30, 2015	$(45,367)	$(2,308)	$(22,636)	$1,280	$(69,031)

Nine Months Ended September 30, 2014
Balance at January 1, 2014	$(868)	$—	$(33,200)	$1,427	$(32,641)
Reclassifications from AOCI to net income
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(69)	(69)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	35,221	—	—	—	35,221
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	5,490	—	5,490
Total other comprehensive income (loss)	35,221	—	5,490	(69)	40,642
Balance at September 30, 2014	$34,353	$—	$(27,710)	$1,358	$8,001
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
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies, credit unions, and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small portfolio of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003 through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. In the fourth quarter of 2015, the Bank intends to resume acquiring conventional mortgage loans through the MPF Program. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of September 30, 2015, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these credit ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps, swaptions and caps. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Topic 815 of the Financial Accounting Standards Board Accounting Standards Codification entitled “Derivatives and Hedging.”
As noted above, the Bank’s profitability objective is to generate sufficient earnings to allow the Bank to continue to increase its retained earnings and pay dividends on capital stock at rates that meet or exceed the return on alternative short-term money market investments. Through September 30, 2015, the Bank's dividend target was a rate at least equal to or slightly above the average federal funds rate. In conjunction with the implementation of amendments to the Bank's Capital Plan on October 1, 2015, which included the creation of two sub-classes of the Bank's Class B Stock, the Board of Directors adopted new dividend targets for each sub-class of stock. For a discussion of the Capital Plan amendments and the Bank's new dividend targets, see the section entitled "Capital" beginning on page 56 of this report. While the Bank has had a long-standing practice of paying quarterly dividends, future dividend payments cannot be assured.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2015 and December 31, 2014.

MEMBERSHIP SUMMARY
	September 30, 2015	December 31, 2014
Commercial banks	632	655
Thrifts	61	68
Credit unions	104	103
Insurance companies	34	31
Community Development Financial Institutions	5	4
Total members	836	861
Housing associates	8	8
Non-member borrowers	10	10
Total	854	879
Community Financial Institutions (“CFIs”) (1)	635	670
_____________________________

(1)
The figures shown reflect the number of members that were Community Financial Institutions as of September 30, 2015 and December 31, 2014 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2015, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2014, 2013 and 2012 of less than $1.123 billion. For 2014, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2013, 2012 and 2011 of less than $1.108 billion.
The decline in the Bank's membership during the nine months ended September 30, 2015 was largely attributable to intra-district merger activity.
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
Financial Market Conditions
Economic growth in the United States expanded moderately during the third quarter of 2015. The gross domestic product increased at an annual rate of 1.5 percent during the third quarter of 2015, after increasing at an annual rate of 3.9 percent during the second quarter of 2015, 0.6 percent during the first quarter of 2015 and 2.4 percent during 2014. The nationwide unemployment rate fell from 5.6 percent at December 31, 2014 to 5.5 percent at March 31, 2015, 5.3 percent at June 30, 2015 and 5.1 percent at September 30, 2015. Housing prices continued to improve in most major metropolitan areas.
During 2014, the Federal Open Market Committee ("FOMC") concluded its asset purchase program. The Federal Reserve is maintaining its existing policy of reinvesting the principal payments from its holdings of agency debt and agency mortgage-backed securities ("MBS") in agency MBS and of rolling over maturing treasury securities at auction.
The FOMC maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout the first nine months of 2015. The Federal Reserve stated at its October 2015 FOMC meeting that the FOMC anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen some further improvement in the labor market and it is reasonably confident that inflation will move back to its 2 percent objective over the medium term. The FOMC also stated that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.

One-month and three-month LIBOR rates increased slightly during the first nine months of 2015, with one-month and three-month LIBOR ending the third quarter at 0.19 percent and 0.33 percent, respectively, as compared to 0.17 percent and 0.26 percent, respectively, at the end of 2014. The following table presents information on various market interest rates at September 30, 2015 and December 31, 2014 and various average market interest rates for the three and nine-month periods ended September 30, 2015 and 2014.

	Ending Rate		Average Rate		Average Rate
	September 30, 2015	December 31, 2014	Third Quarter 2015	Third Quarter 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.07%	0.06%	0.14%	0.09%	0.19%	0.08%
1-month LIBOR (1)	0.19%	0.17%	0.20%	0.15%	0.18%	0.15%
3-month LIBOR (1)	0.33%	0.26%	0.31%	0.23%	0.28%	0.23%
2-year LIBOR (1)	0.75%	0.90%	0.88%	0.71%	0.86%	0.58%
5-year LIBOR (1)	1.38%	1.77%	1.65%	1.83%	1.64%	1.75%
10-year LIBOR (1)	2.00%	2.28%	2.28%	2.62%	2.20%	2.73%
3-month U.S. Treasury (1)	—%	0.04%	0.04%	0.03%	0.03%	0.04%
2-year U.S. Treasury (1)	0.64%	0.67%	0.69%	0.51%	0.64%	0.44%
5-year U.S. Treasury (1)	1.37%	1.65%	1.56%	1.70%	1.51%	1.65%
10-year U.S. Treasury (1)	2.06%	2.17%	2.22%	2.50%	2.12%	2.63%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2015 Summary

•
The Bank ended the third quarter of 2015 with total assets of $43.0 billion compared with $38.0 billion at the end of 2014. The $5.0 billion increase in total assets during the nine-month period was attributable primarily to a $3.9 billion increase in advances and a $0.9 billion increase in the Bank's long-term investments.

•
Total advances increased from $18.9 billion at December 31, 2014 to $22.8 billion at September 30, 2015. During the nine-month period, the Bank's lending activities expanded due to increased demand from some of its larger borrowers, which the Bank attributes to increased loan demand and a decrease in liquidity levels at those institutions.

•
The Bank’s net income for the three and nine months ended September 30, 2015 was $5.6 million and $52.5 million, respectively, as compared to $10.8 million and $37.7 million during the corresponding periods in 2014. The decrease of $5.2 million for the three months ended September 30, 2015 compared to the corresponding period in 2014 was due primarily to a $12.3 million unfavorable change in gains and losses on derivatives and hedging activities (most of which are transitory in nature), offset by $4.8 million in realized gains on the sales of long-term investment securities (there were no sales of long-term investment securities during the corresponding period in 2014), a $1.1 million increase in gains on trading securities and a $0.8 million increase in net interest income. The increase of $14.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due primarily to $17.2 million of realized gains on the sales of long-term investment securities in 2015 (there were no sales of long-term investment securities during the corresponding period in 2014), which were offset in part by a $1.6 million increase in the Bank's Affordable Housing Program assessment. For additional discussion, see the section entitled "Results of Operations" beginning on page 64 of this report.

•
At all times during the first nine months of 2015, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $748.9 million (1.74 percent of total assets) at September 30, 2015 from $699.8 million (1.84 percent of total assets) at December 31, 2014.

•
During the first nine months of 2015, the Bank paid dividends totaling $3.4 million; the Bank’s first, second and third quarter dividends were each paid at an annualized rate of 0.375 percent, which exceeded the upper end of the Federal Reserve’s target range for the federal funds rate of 0.25 percent for each of the preceding quarters by 12.5 basis points.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2015			2014
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$22,769,525	$21,647,725	$17,215,265	$18,942,400	$18,758,139
Investments (1)	18,773,335	20,339,701	19,407,543	17,422,344	15,218,258
Mortgage loans	59,234	63,236	67,493	71,554	75,840
Allowance for credit losses on mortgage loans	141	141	143	143	148
Total assets	42,990,088	42,551,785	36,916,558	38,045,868	37,484,602
Consolidated obligations — discount notes	20,253,360	18,633,731	13,275,909	19,131,832	17,433,491
Consolidated obligations — bonds	19,130,108	20,618,393	20,195,376	16,078,700	17,356,431
Total consolidated obligations(2)	39,383,468	39,252,124	33,471,285	35,210,532	34,789,922
Mandatorily redeemable capital stock(3)	4,358	4,415	4,563	5,059	4,655
Capital stock — putable	1,464,306	1,402,286	1,244,254	1,222,738	1,241,398
Unrestricted retained earnings	688,811	685,571	667,595	650,224	642,747
Restricted retained earnings	60,054	58,944	54,169	49,552	47,399
Total retained earnings	748,865	744,515	721,764	699,776	690,146
Accumulated other comprehensive income (loss)	(69,031)	2,279	(2,319)	(3,601)	8,001
Total capital	2,144,140	2,149,080	1,963,699	1,918,913	1,939,545
Dividends paid(3)	1,200	1,123	1,100	1,135	1,065
Income statement (for the quarter)
Net interest income	$28,349	$31,397	$29,084	$32,453	$27,527
Other income (loss)	(3,310)	13,973	14,700	(805)	3,169
Other expense	18,872	18,843	18,130	19,687	18,664
AHP assessment	617	2,653	2,566	1,196	1,204
Net income	5,550	23,874	23,088	10,765	10,828
Performance ratios
Net interest margin(4)	0.27%	0.28%	0.29%	0.34%	0.31%
Return on average assets	0.05	0.22	0.23	0.11	0.12
Return on average equity	1.02	4.75	4.88	2.29	2.27
Return on average capital stock (5)	1.55	7.45	7.71	3.67	3.97
Total average equity to average assets	5.02	4.61	4.74	4.87	5.35
Regulatory capital ratio(6)	5.16	5.06	5.34	5.07	5.17
Dividend payout ratio (3)(7)	21.62	4.70	4.76	10.54	9.84
Average effective federal funds rate(8)	0.14%	0.13%	0.11%	0.10%	0.09%

_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $857 billion, $853 billion, $812 billion, $847 billion, and $817 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $39 billion, $39 billion, $33 billion, $35 billion, and $35 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $4 thousand, $5 thousand, $4 thousand, $4 thousand, and $4 thousand for the quarters ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

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

Regulatory Developments
Finance Agency - Core Mission Achievement
On July 14, 2015, the Finance Agency issued an Advisory Bulletin that provides guidance to the FHLBanks regarding core mission achievement. As stipulated in the Advisory Bulletin, the Finance Agency will assess each FHLBank’s core mission achievement by calculating the ratio of a FHLBank's primary mission assets (defined for this purpose as advances and mortgage loans held for portfolio) relative to its consolidated obligations (hereinafter referred to as the core mission asset or "CMA" ratio). The CMA ratio will be calculated for each calendar year (beginning with the year ending December 31, 2015) using annual average par values.
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

Currently, the Bank's core mission assets are comprised almost entirely of advances. For the first nine months of 2015, the Bank's CMA ratio was 54.0 percent, as compared to 51.4 percent for the first six months of 2015. During the first six months of 2015, the amount of the Bank's short-term liquidity holdings was maintained at a level beyond that which was needed to satisfy Finance Agency liquidity requirements in order to generate additional earnings. In response to this Advisory Bulletin, the Bank reduced somewhat the average amount of its short-term liquidity holdings during the third quarter of 2015 and in so doing reduced the amount of its outstanding consolidated obligations that were used to fund these non-mission investments. Further, average outstanding advances (at par value) increased approximately 17 percent in the third quarter of 2015 as compared to the first six months of 2015. The combination of the reduction in the Bank's short-term liquidity holdings and the increase in its average outstanding advances contributed to the increase in the Bank's year-to-date CMA ratio from June 30, 2015 to September 30, 2015. While the Bank cannot predict future demand for advances, it currently expects that average outstanding advances during the fourth quarter of 2015 will remain at a level at least equal to the average outstanding advances during the first nine months of 2015. As noted previously in the Overview section (and for reasons unrelated to the Advisory Bulletin), the Bank intends to resume acquiring mortgage loans through the MPF Program in the fourth quarter of 2015, which will increase the Bank's core mission assets over time. Although there can be no assurances, the Bank currently expects that its CMA ratio will likely approximate 55 percent for the year ending December 31, 2015.

The reduction in the Bank's short-term liquidity holdings did not have a significant impact on its earnings for the third quarter of 2015 and the Bank does not expect fluctuations in the level of its short-term liquidity holdings to have a significant impact on its earnings for the fourth quarter of 2015. Notwithstanding the negative impact that holding higher amounts of liquidity has on its CMA ratio, the Bank may from time to time maintain higher balances of liquidity if short-term debt markets are volatile or if, in management's judgment, they are expected to become more volatile.
Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities.
In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (each an “Agency” and, collectively, the “Agencies”) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants that are subject to the jurisdiction of one of the Agencies (such entities, “Covered Swap Entities,” and the joint final rules, the “Final Margin Rules”).
When they take effect, the Final Margin Rules will subject non-cleared derivatives and non-cleared security-based derivatives between Covered Swap Entities and financial end-users that have material derivatives exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared derivatives calculated in accordance with the Final Margin Rules) to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity.
The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared derivatives and non-cleared security-based derivatives with financial end-users (generally cash, certain government and GSE securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold) and set forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that cash may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.
The Final Margin Rules will require minimum variation margin to be exchanged daily for non-cleared derivatives and non-cleared security-based derivatives between Covered Swap Entities and all financial end-users (without regard to the derivatives exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the derivative to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared derivatives and security-based derivatives between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian and may, if permitted by contract, be rehypothecated.
The variation margin requirement under the Final Margin Rules will become effective for the Bank on March 1, 2017, and the initial margin requirement under the Final Margin Rules is expected to become effective for the Bank on September 1, 2020.
The Bank is not a Covered Swap Entity under the Final Margin Rules. However, the Bank is a financial end-user under the Final Margin Rules, and it is likely that it will have material derivatives exposure when the initial margin requirements under the Final Margin Rules become effective.
Because the Bank is currently posting and collecting variation margin on non-cleared derivatives, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a significant impact on the Bank’s costs. However, when the initial margin requirement under the Final Margin Rules becomes effective, the Bank anticipates that its costs of engaging in non-cleared derivatives may increase.
The Commodity Futures Trading Commission (“CFTC”) and the SEC are expected to adopt their own versions of the Final Margin Rules that will be comparable to the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

Financial Condition
The following table provides selected period-end balances as of September 30, 2015 and December 31, 2014, as well as selected average balances for the nine-month period ended September 30, 2015 and the year ended December 31, 2014. As shown in the table, the Bank’s total assets increased by 13.0 percent between December 31, 2014 and September 30, 2015, due primarily to a $3.8 billion increase in advances and a $0.9 billion increase in the Bank's long-term investments. As the Bank’s assets increased, the funding for those assets also increased. During the nine months ended September 30, 2015, total consolidated obligations increased by $4.2 billion as consolidated obligation bonds and consolidated obligation discount notes increased by $3.1 billion and $1.1 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2015
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2014
Advances	$22,770	$3,828	20.2%	$18,942
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	1,200	(280)	(18.9)%	1,480
Securities purchased under agreements to resell	3,000	2,650	757.1%	350
Federal funds sold	3,780	(1,833)	(32.7)%	5,613
U.S. Treasury Bills	—	(400)	(100.0)%	400
Long-term investments
U.S. Treasury Notes	206	206	*	—
Available-for-sale securities	8,419	2,030	31.8%	6,389
Held-to-maturity securities	3,360	(1,302)	(27.9)%	4,662
Mortgage loans, net	59	(12)	(16.9)%	71
Total assets	42,990	4,944	13.0%	38,046
Consolidated obligations — bonds	19,130	3,051	19.0%	16,079
Consolidated obligations — discount notes	20,253	1,121	5.9%	19,132
Total consolidated obligations	39,383	4,172	11.8%	35,211
Mandatorily redeemable capital stock	4	(1)	(20.0)%	5
Capital stock	1,464	241	19.7%	1,223
Retained earnings	749	49	7.0%	700
Average total assets	42,406	7,996	23.2%	34,410
Average capital stock	1,307	165	14.4%	1,142
Average mandatorily redeemable capital stock	4	—	—%	4
_____________________________

*	The percentage increase is not meaningful.

(1)	Represents excess cash held by the Bank. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's advances balances (at par value) increased by $3.8 billion during the first nine months of 2015. The Bank's lending activities expanded due to increased demand from some of its larger borrowers, which the Bank attributes to increased loan demand and a decrease in liquidity levels at those institutions. The following table presents advances outstanding, by type of institution, as of September 30, 2015 and December 31, 2014.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial banks	$16,781	74%	$13,608	72%
Thrifts	2,293	10	2,399	13
Credit unions	2,400	11	1,968	11
Insurance companies	1,116	5	799	4
Community Development Financial Institutions	9	—	4	—
Total member advances	22,599	100	18,778	100
Housing associates	2	—	2	—
Non-member borrowers	13	—	15	—
Total par value of advances	$22,614	100%	$18,795	100%
Total par value of advances outstanding to CFIs (1)	$6,845	30%	$6,362	34%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of September 30, 2015 and December 31, 2014 based upon the definitions of CFIs that applied as of those dates.
At September 30, 2015, advances outstanding to the Bank’s five largest borrowers totaled $5.4 billion, representing 23.8 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2014 totaled $4.5 billion, also representing 23.8 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2015.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2015
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Texas Capital Bank, N.A.	$1,250	5.5%
Centennial Bank	1,210	5.4
LegacyTexas Bank	1,154	5.1
Southside Bank	941	4.2
Security Service FCU	823	3.6
	$5,378	23.8%

The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2015 and December 31, 2014.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2015		December 31, 2014
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$19,657	86.9%	$16,540	88.0%
Adjustable/variable-rate indexed	1,431	6.3	527	2.8
Amortizing	1,526	6.8	1,728	9.2
Total par value	$22,614	100.0%	$18,795	100.0%
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
Short-Term Liquidity Holdings
At September 30, 2015, the Bank’s short-term liquidity holdings were comprised of $3.0 billion of overnight reverse repurchase agreements, $3.8 billion of overnight federal funds sold and $1.2 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2014, the Bank’s short-term liquidity holdings were comprised of $5.6 billion of overnight federal funds sold, $1.5 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.4 billion of U.S. Treasury Bills and $0.4 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during the nine months ended September 30, 2015 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. As of September 30, 2015, the Bank’s overnight federal funds sold consisted of $0.6 billion sold to counterparties rated double-A, $2.5 billion sold to counterparties rated single-A and $0.7 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”). The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and, on and after July 14, 2015, the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see the section above entitled "Regulatory Developments."

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2015 and December 31, 2014 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
September 30, 2015	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$22	$102	$206	$330	$22
GSE obligations	—	4,815	—	4,815	—
State housing agency obligation	35	—	—	35	35
Other	—	393	—	393	—
Total debentures	57	5,310	206	5,573	57

MBS portfolio
U.S. government-guaranteed residential MBS	5	—	—	5	5
GSE residential MBS	3,109	—	—	3,109	3,137
GSE commercial MBS	62	3,109	—	3,171	62
Non-agency residential MBS	127	—	—	127	141
Total MBS	3,303	3,109	—	6,412	3,345
Total long-term investments	$3,360	$8,419	$206	$11,985	$3,402

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2014	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$27	$50	$—	$77	$27
GSE obligations	—	4,922	—	4,922	—
Other	—	411	—	411	—
Total debentures	27	5,383	—	5,410	27

MBS portfolio
U.S. government-guaranteed residential MBS	7	—	—	7	7
GSE residential MBS	4,424	—	—	4,424	4,471
GSE commercial MBS	62	1,006	—	1,068	62
Non-agency residential MBS	142	—	—	142	160
Total MBS	4,635	1,006	—	5,641	4,700
Total long-term investments	$4,662	$6,389	$—	$11,051	$4,727

As of September 30, 2015, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation, are currently rated triple-A by Moody's and Fitch and A by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table below.
During the nine months ended September 30, 2015, the Bank acquired (based on trade date) $2.1 billion of GSE commercial MBS ("CMBS"), $0.7 billion of GSE debentures and $0.1 billion of government-guaranteed debentures, all of which were classified as available-for-sale. In addition, the Bank acquired (based on trade date) $0.2 billion of U.S. Treasury Notes, which were classified as trading. All of the Bank's CMBS holdings are backed by multi-family loans. During this same nine-month period, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $597.6 million and $21.9 million, respectively.
During the nine months ended September 30, 2015, the Bank sold approximately $757 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $13.4 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in GSE CMBS. During this same nine-month period, the Bank sold approximately $688 million (par value) of GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $3.8 million. The GSE debentures that were sold were replaced with longer-dated GSE debentures.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). At September 30, 2015, the Bank held $6.5 billion (amortized cost) of MBS, which represented 292 percent of its total regulatory capital as of that date. In October 2015, the Bank purchased an additional $282 million of GSE CMBS, all of which are backed by multi-family loans. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments (including but not limited to the non-MBS debt obligations of other GSEs, subject to certain limits). In October 2015, the Bank purchased an additional $295 million of GSE debentures and $107 million of government-guaranteed debentures. Subject to applicable regulatory limits and the constraints imposed by the Finance Agency's recent guidance regarding core mission achievement, the Bank may continue to add these types of securities to its long-term investment portfolio if attractive opportunities to do so are available.
Gross unrealized losses on the Bank’s MBS investments increased from $20.0 million at December 31, 2014 to $61.4 million at September 30, 2015. As of September 30, 2015, $51.6 million of the gross unrealized losses related to the Bank’s holdings of GSE CMBS, $9.5 million related to non-agency RMBS and $0.3 million related to GSE RMBS.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2015 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of September 30, 2015. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$1,403	$1,403	$1,403	$1,377	$26
Triple-B	5	25,912	25,912	25,912	24,303	1,609
Double-B	4	4,564	4,564	4,564	4,311	253
Single-B	4	21,709	21,604	19,309	19,419	2,185
Triple-C	12	93,621	85,801	67,742	80,840	5,386
Single-D	1	12,847	10,154	7,872	10,293	—
Total	27	$160,056	$149,438	$126,802	$140,543	$9,459

At September 30, 2015, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities with an aggregate unpaid principal balance of $27 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $133 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2014, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities backed by fixed-rate loans with an aggregate unpaid principal balance of $33 million and 19 securities backed by option ARM loans with an aggregate unpaid principal balance of $148 million. A summary of the Bank’s non-agency RMBS as of December 31, 2014 by classification by the originator at the time of issuance, collateral type and year of securitization is presented in the 2014 10-K; there were no material changes to this information during the nine months ended September 30, 2015.
The geographic concentration by state of the loans underlying the Bank’s non-agency RMBS as of December 31, 2014 is provided in the 2014 10-K. There were no material changes in these concentrations during the nine months ended September 30, 2015.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of September 30, 2015 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). A summary of the significant inputs that were used in the Bank’s analysis of its entire non-agency RMBS portfolio as of September 30, 2015 is set forth in the table below.
SUMMARY OF SIGNIFICANT INPUTS FOR ALL NON-AGENCY RMBS
(dollars in thousands)

	Unpaid Principal Balance at September 30, 2015	Projected Prepayment Rates(2)			Projected Default Rates(2)			Projected Loss Severities(2)
		Weighted Average	Range		Weighted Average	Range		Weighted Average	Range
Year of Securitization			Low	High		Low	High		Low	High
Prime (1)
2003	$4,997	17.77%	10.27%	19.82%	0.53%	0.09%	1.24%	22.84%	20.59%	24.78%
Alt-A(1)
2006	12,847	13.81%	13.81%	13.81%	21.17%	21.17%	21.17%	36.54%	36.54%	36.54%
2005	133,717	7.39%	6.16%	15.25%	23.06%	9.48%	35.44%	35.76%	30.66%	46.38%
2004	7,561	7.87%	7.25%	8.41%	23.36%	22.70%	24.12%	31.95%	31.35%	32.64%
2002	934	15.26%	15.26%	15.26%	4.45%	4.45%	4.45%	33.47%	33.47%	33.47%
Total Alt-A collateral	155,059	8.00%	6.16%	15.26%	22.81%	4.45%	35.44%	35.62%	30.66%	46.38%
Total non-agency RMBS	$160,056	8.30%	6.16%	19.82%	22.11%	0.09%	35.44%	35.22%	20.59%	46.38%
_____________________________

(1)	The Bank’s non-agency RMBS holdings are classified as prime or Alt-A in the table above based upon the assumptions that were used to analyze the securities.

(2)
Prepayment rates reflect the weighted average of projected future voluntary prepayments. Default rates reflect the total balance of loans projected to default as a percentage of the current unpaid principal balance of each of the underlying loan pools. Loss severities reflect the total projected loan losses as a percentage of the total balance of loans that are projected to default.

Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. Through September 30, 2015, actual principal shortfalls on these securities have totaled $1.6 million. Based on the cash flow analyses performed as of September 30, 2015, the Bank currently expects to recover in future periods approximately $9.6 million of the previously recorded losses. These anticipated recoveries (i.e., increases in cash flows expected to be collected) will be accreted as interest income over the remaining lives of the applicable securities.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of September 30, 2015 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning July 1, 2015 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. Under the more stressful housing price scenario, an additional $1,000 of credit impairment would have been recorded as of September 30, 2015 on the one security that was deemed to be other-than-temporarily impaired at that date under the best estimate scenario. None of the Bank’s other non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($3.3 billion par value at September 30, 2015) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2015, one-month LIBOR was 0.19 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($3.0 billion) was between 6.00 percent and 7.00 percent. As of September 30, 2015, one-month LIBOR rates were 576 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $2.15 billion of interest rate caps with remaining maturities ranging from 1 month to 71 months as of September 30, 2015, and strike rates ranging from 6.00 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of September 30, 2015.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Fourth quarter 2015	$250	6.00%
Fourth quarter 2015	250	7.00%
Second quarter 2016	200	6.50%
Second quarter 2016	250	7.00%
Third quarter 2018	200	6.50%
First quarter 2019	250	6.50%
Third quarter 2021 (1)	750	6.50%
	$2,150

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.
Consolidated Obligations and Deposits
During the nine months ended September 30, 2015, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $3.0 billion and its outstanding consolidated obligation discount notes increased by $1.1 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2015 and December 31, 2014.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2015		December 31, 2014
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$8,215	43.0%	$4,169	25.9%
Callable	3,359	17.6	4,209	26.1
Variable-rate	4,000	21.0	4,471	27.8
Callable step-up	3,347	17.5	3,112	19.3
Callable step-down	150	0.8	150	0.9
Callable step-up/step-down	15	0.1	—	—
Total par value	$19,086	100.0%	$16,111	100.0%

During the first nine months of 2015, the Bank issued $13.4 billion of consolidated obligation bonds and approximately $75.9 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes, as well as to fund the increases in the Bank's advances and investments. At September 30, 2015 and December 31, 2014, discount notes comprised approximately 51 percent and 54 percent, respectively, of the Bank's total outstanding consolidated obligations. The majority of the consolidated obligation bonds issued during the nine months ended September 30, 2015 (based on par value) were fixed-rate non-callable bonds (most of which were swapped) and swapped fixed-rate callable bonds, including step-up bonds.
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 12 basis points during the three months ended September 30, 2015, as compared to LIBOR minus 17 basis points during the three months ended June 30, 2015, LIBOR minus 16 basis points during the three months ended March 31, 2015 and LIBOR minus 15 basis points during the year ended December 31, 2014. The deterioration in the Bank's funding levels for consolidated obligation bonds during the three months ended September 30, 2015 was due to a significant decrease in swap spreads during that period. Swap spreads tightened due to several factors, including a higher volume of corporate debt issuance and a rise in repo rates, both of which occurred during the three months ended September 30, 2015.
The cost of the Bank's consolidated obligation discount notes also increased during the three months ended September 30, 2015 due to short term debt investors' desire to invest only in very short maturity instruments, which was attributable to the uncertainty at that time regarding a potential interest rate increase by the FOMC at its September 2015 meeting. Dealers' reduced capacity to hold consolidated obligation discount notes (due to balance sheet constraints) also contributed to the increase in the Bank's discount note funding costs.
Demand and term deposits were $1.0 billion and $0.8 billion at September 30, 2015 and December 31, 2014, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.46 billion and $1.22 billion at September 30, 2015 and December 31, 2014, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $1.14 billion for the year ended December 31, 2014 to $1.31 billion for the nine months ended September 30, 2015.
Mandatorily redeemable capital stock outstanding at September 30, 2015 and December 31, 2014 was $4.4 million and $5.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At September 30, 2015 and December 31, 2014, the Bank’s five largest shareholders collectively held $273 million and $204 million, respectively, of capital stock, which represented 18.6 percent and 16.6 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2015.
FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2015
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Texas Capital Bank, N.A.	$65,415	4.4%
Prosperity Bank	61,843	4.2
Centennial Bank	54,486	3.7
LegacyTexas Bank	48,099	3.3
Southside Bank	43,446	3.0
	$273,289	18.6%
As of September 30, 2015, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

The following table presents outstanding capital stock, by type of institution, as of September 30, 2015 and December 31, 2014.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2015		December 31, 2014
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,023	70%	$844	69%
Thrifts	135	9	126	10
Credit unions	218	15	189	16
Insurance companies	89	6	64	5
Total capital stock classified as capital	1,465	100	1,223	100
Mandatorily redeemable capital stock	4	—	5	—
Total regulatory capital stock	$1,469	100%	$1,228	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. During the nine months ended September 30, 2015, the membership investment requirement was 0.04 percent of each member’s total assets as of December 31, 2014, subject to a minimum of $1,000 and a maximum of $7,000,000, and the activity-based investment requirement was 4.10 percent of outstanding advances.
On December 3, 2014, the Bank's Board of Directors adopted several amendments to the Bank’s Capital Plan, subject to approval by the Finance Agency and certain notification requirements. The Finance Agency approved the amendments to the Bank’s Capital Plan on June 1, 2015. Among other things, the Bank’s Capital Plan was amended to allow for the creation of two sub-classes of the Bank’s Class B Stock (Class B-1 Stock and Class B-2 Stock). On August 31, 2015, the Bank gave notice to its shareholders that the amended Capital Plan would be implemented and the two sub-classes of capital stock would be created on October 1, 2015.
On October 1, 2015, the Bank exchanged all shares of outstanding Class B Stock at the open of business on that date for an equal number of shares of capital stock consisting of shares of Class B-1 Stock and Class B-2 Stock allocated as described in the next sentence. For each shareholder, (i) a number of shares of existing Class B Stock in an amount sufficient to meet such shareholder’s activity-based investment requirement were exchanged for an equal number of shares of Class B-2 Stock and (ii) all other outstanding shares of existing Class B Stock held by such shareholder were exchanged for an equal number of shares of Class B-1 Stock. Immediately following these exchanges, all shares of previously outstanding Class B Stock were retired.
From and after October 1, 2015, Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement. Subject to the limitations in the Capital Plan, the Bank will convert shares of one sub-class of Class B Stock to the other sub-class of Class B Stock under the following circumstances: (i) shares of Class B-2 Stock held by a shareholder in excess of its activity-based investment requirement are converted into Class B-1 Stock, if necessary, to meet that shareholder’s membership investment requirement and (ii) shares of Class B-1 Stock held by a shareholder in excess of the amount required to meet its membership investment requirement are converted into Class B-2 Stock as needed in order to satisfy that shareholder’s activity-based investment requirement. All excess stock is held as Class B-1 Stock at all times.
The Bank’s Board of Directors may declare dividends at the same rate for all shares of Class B Stock, or at different rates for Class B-1 Stock and Class B-2 Stock, provided that in no event can the dividend rate on Class B-2 Stock be lower than the dividend rate on Class B-1 Stock. Dividend payments may be made in the form of cash, additional shares of either, or both, sub-classes of Class B Stock, or a combination thereof as determined by the Bank’s Board of Directors. As the Bank’s dividends for any given quarter are based upon average capital stock outstanding during the preceding quarter, differential dividend rates will not be paid until the first quarter of 2016 at the earliest.
The Capital Plan amendments did not change members' voting rights in any way. For the purpose of voting rights, all shares of Class B Stock, regardless of sub-class, are treated the same.
The Bank also amended its Capital Plan to modify the permissible range for the advances-based component of the activity-based investment requirement. Effective October 1, 2015, the permissible range for the advances-based component of the activity-based investment requirement changed from a range of 3.0 percent to 5.0 percent of members’ advances outstanding to a range of 2.0 percent to 5.0 percent of members’ advances outstanding. The requirement remained at 4.1 percent of members'

advances outstanding upon the implementation of the amended Capital Plan. The amendments did not alter the permissible ranges for the membership investment requirement or the Acquired Member Asset component of the activity-based investment requirement and no changes to the existing requirements were made upon the implementation of the amended Capital Plan.
Further, under the amended Capital Plan, the Bank’s Board of Directors may also establish one or more separate advances investment requirement percentages (each an "advance type specific percentage") within the range described above to be applied to a specific category of advances in lieu of the generally applicable advances-related investment requirement percentage in effect at the time. Such category of advances may be defined as a particular advances product offering, advances with particular maturities or other features, advances that represent an increase in member borrowing, or such other criteria as the Bank’s Board of Directors may determine. Any advance type specific percentage may be established for an indefinite period of time, or for a specific time period, at the discretion of the Bank’s Board of Directors. Pursuant to the amended Capital Plan, any changes to the activity-based investment requirement require at least 30 days advance notice to the Bank’s members.
On September 21, 2014, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2 percent for certain advances that are funded during the period from October 21, 2015 through December 31, 2015. The terms of this special advances offering are as follows:

•	Advances with a minimum maturity of one year or greater are eligible for the reduced activity-based investment requirement;

•
Advances funded must increase the member institution's outstanding advances balance above its October 20, 2015 balance, less any advances balances that are scheduled to mature during the period from October 21, 2015 through December 31, 2015; and

•
The total advances offering is $8 billion. Of this total offering, $2 billion is reserved through December 1, 2015 for members whose total assets fall below the three-year average asset cap for CFIs ($1.123 billion for 2015).

The standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continue to apply.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. The Bank generally repurchases surplus stock on or about the last business day of the month following the end of each calendar quarter. For the quarterly repurchases that occurred on January 30, 2015, April 30, 2015 and August 7, 2015, surplus stock was defined as the amount of Class B Stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred on those dates, a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchase that occurred on November 6, 2015, surplus stock was defined as the amount of Class B-1 Stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchase that occurred on November 6, 2015, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $1,000,000 or less, or if, subject to certain exceptions, the member was on restricted collateral status. For each of these repurchases, members were given the opportunity to opt-out of the repurchase if they chose to do so. Based on member elections, surplus stock totaling $107.4 million, $60.0 million, $44.7 million and $27.0 million, which otherwise would have been repurchased on January 30, 2015, April 30, 2015, August 7, 2015 and November 6, 2015, respectively, was not repurchased. In the future, the Bank may continue this practice or, alternatively, it may modify its practices for repurchasing and managing excess stock in other ways that would allow members to hold larger amounts of excess stock.

The following table sets forth the repurchases of surplus stock that have occurred since December 31, 2014.
SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 30, 2015	1,347,470	$134,747	$—
April 30, 2015	1,587,217	158,722	—
August 7, 2015	1,757,714	175,771	—
November 6, 2015	1,056,555	105,656	—

At September 30, 2015, the Bank’s excess stock totaled $259.9 million, which represented 0.6% percent of the Bank’s total assets as of that date.
During the nine months ended September 30, 2015, the Bank’s retained earnings increased by $49.1 million, from $699.8 million to $748.9 million. During this same period, the Bank paid dividends on capital stock totaling $3.4 million, which represented an annualized dividend rate of 0.375 percent. The Bank’s first, second and third quarter 2015 dividend rates exceeded the upper end of the Federal Reserve’s target range for the federal funds rate for the quarters ended December 31, 2014, March 31, 2015 and June 30, 2015, respectively, by 12.5 basis points. The first quarter dividend, applied to average capital stock held during the period from October 1, 2014 through December 31, 2014, was paid on March 31, 2015. The second quarter dividend, applied to average capital stock held during the period from January 1, 2015 through March 31, 2015, was paid on June 30, 2015. The third quarter dividend, applied to average capital stock held during the period from April 1, 2015 through June 30, 2015, was paid on September 30, 2015.
The Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. As further discussed below, the Bank intends to benchmark future dividend rates to average one-month LIBOR rates. Consistent with its past practice and its intended future practice, the Bank manages its balance sheet so that its returns generally track short-term interest rates.
In conjunction with the implementation of the changes to the Bank’s Capital Plan, the Bank's Board of Directors recently adopted new dividend target ranges for the two sub-classes of Class B Stock. While there can be no assurances about future dividends or future dividend rates, the target for quarterly dividends on Class B-1 Stock will be an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter, with the expectation that dividend rates on Class B-1 Stock would not be lower than the recent annualized rate of 0.375 percent on previously outstanding Class B shares. The target range for quarterly dividends on Class B-2 Stock will be an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter plus 0.5 – 1.0 percent. The first dividend that will be considered in light of these new target ranges will be the dividend that the Board considers paying in the first quarter of 2016, which would be based upon shareholders' average capital stock holdings during the fourth quarter of 2015.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends for the fourth quarter of 2015 at an annualized rate of 0.375 percent. If a dividend is paid, it will be applied to average Class B Stock that was held during the third quarter of 2015. Consistent with its long-standing practice, the Bank would expect to pay this dividend in the form of capital stock with any fractional shares paid in cash.
While the Bank cannot predict future economic conditions or future levels of advances demand from its members, based on its current expectations the Bank anticipates that its earnings will be sufficient both to pay quarterly dividends at rates that are in line with its new dividend targets and to continue building retained earnings for the foreseeable future. In addition, the Bank currently expects to continue its quarterly repurchases of surplus stock.
The Bank is required to maintain at all times permanent capital (defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock, regardless of its classification as equity or liabilities for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2014 10-K. At September 30, 2015, the Bank’s total risk-based capital requirement was $456.7 million, comprised of credit risk, market risk and operations risk capital requirements of $259.0 million, $92.3 million and $105.4 million, respectively, and its permanent capital was $2.2 billion.

In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at September 30, 2015 or December 31, 2014. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the nine months ended September 30, 2015, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2015, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.16% and 7.74%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2015 and December 31, 2014, see “Item 1. Financial Statements” (specifically, Note 12 on page 31 of this report).

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
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2015 and December 31, 2014.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
September 30, 2015
Advances	$3,518	$1,554	$—	$2	$5,074
Investments	—	7,965	—	2,253	10,218
Consolidated obligation bonds	—	14,825	—	—	14,825
Consolidated obligation discount notes	—	—	100	—	100
Intermediary positions	—	—	—	408	408
Total notional balance	$3,518	$24,344	$100	$2,663	$30,625
December 31, 2014
Advances	$3,593	$1,369	$—	$2	$4,964
Investments	—	5,878	—	2,901	8,779
Consolidated obligation bonds	—	10,102	—	—	10,102
Intermediary positions	—	—	—	1,030	1,030
Total notional balance	$3,593	$17,349	$—	$3,933	$24,875

The following table presents the earnings impact of derivatives and hedging activities during the three and nine months ended September 30, 2015 and 2014.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Intermediary Transactions	Balance Sheet	Total
Three Months Ended September 30, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$22	$—	$—	$—	$21
Net interest settlements included in net interest income (2)	(24)	(54)	37	—	—	(41)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	1	(6)	(5)	—	—	(10)
Total net gains (losses) on derivatives and hedging activities	1	(6)	(5)	—	—	(10)
Net impact of derivatives and hedging activities	$(24)	$(38)	$32	$—	$—	$(30)

Three Months Ended September 30, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$27	$—	$—	$—	$27
Net interest settlements included in net interest income (2)	(27)	(49)	28	—	—	(48)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(1)	—	—	—	(1)
Net gains on economic hedges	—	—	—	—	2	2
Total net gains (losses) on derivatives and hedging activities	—	(1)	—	—	2	1
Net impact of derivatives and hedging activities	$(27)	$(23)	$28	$—	$2	$(20)

Nine Months Ended September 30, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(6)	$73	$1	$—	$—	$68
Net interest settlements included in net interest income (2)	(72)	(158)	103	—	—	(127)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	1	2	(3)	—	—	—
Net gains (losses) on economic hedges	—	(1)	2	1	—	2
Total net gains (losses) on derivatives and hedging activities	1	1	(1)	1	—	2
Net impact of derivatives and hedging activities	$(77)	$(84)	$103	$1	$—	$(57)

Nine Months Ended September 30, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$81	$(1)	$—	$—	$80
Net interest settlements included in net interest income (2)	(83)	(144)	87	—	—	(140)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(1)	—	—	—	(1)
Net gains (losses) on economic hedges	—	(1)	—	1	2	2
Net interest settlements on economic hedges	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	(2)	—	1	3	2
Net impact of derivatives and hedging activities	$(83)	$(65)	$86	$1	$3	$(58)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2015, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties and member counterparties totaled $15.4 billion and $0.2 billion, respectively.
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
As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of September 30, 2015, the Bank had cleared trades outstanding with notional amounts totaling $15.0 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2015.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	1	$35.0	$—	$—	$—	$—
Single-A	3	764.0	5.2	(4.6)	—	0.6
Liability positions with credit exposure
Single-A	2	2,727.0	(47.3)	47.7	—	0.4
Triple-B (3)	2	3,883.0	(186.9)	187.9	—	1.0
Cleared derivatives (4)	—	15,044.7	(257.8)	249.3	197.2	188.7
Total derivative positions with non-member counterparties to which the Bank had credit exposure	8	22,453.7	(486.8)	480.3	197.2	190.7
Asset positions without credit exposure (5)	2	2,181.6	4.6	(9.8)	—	—
Liability positions without credit exposure (6)	6	5,785.6	(131.8)	127.4	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	8	7,967.2	(127.2)	117.6	—	—
Total non-member counterparties	16	30,420.9	(614.0)	$597.9	$197.2	$190.7

Member institutions (7)
Asset positions	10	164.0	14.1
Liability positions	1	40.0	(0.7)
Total member institutions	11	204.0	13.4

Total	27	$30,624.9	$(600.6)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of September 30, 2015.

(2)	Includes amounts that had not settled as of September 30, 2015.

(3)
The figures for the liability positions with credit exposure to the triple-B rated counterparties included transactions with a counterparty that is affiliated with a non-member shareholder of the Bank; transactions with this counterparty had an aggregate notional principal of $2.4 billion as of September 30, 2015.

(4)	The counterparties to the Bank's cleared derivatives transactions are unrated.

(5)
The figures for the asset positions without credit exposure as of September 30, 2015 included transactions with one counterparty that is affiliated with a non-member shareholder of the Bank; transactions with this counterparty had an aggregate notional principal of $1.2 billion as of September 30, 2015.

(6)
The figures for the liability positions without credit exposure as of September 30, 2015 included transactions with one counterparty that is affiliated with a member of the Bank; transactions with this counterparty had an aggregate notional principal of $0.2 billion as of September 30, 2015.

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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including minimum margin requirements imposed by regulators. For additional discussion, see the Regulatory Developments section beginning on page 47 of this report.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 106 percent and 109 percent at September 30, 2015 and December 31, 2014, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended September 30, 2015 and 2014 was $5.6 million and $10.8 million, respectively. The Bank’s net income for the three months ended September 30, 2015 represented an annualized return on average capital stock (“ROCS”) of 1.55 percent, which was 141 basis points above the average effective federal funds rate for the quarter. In comparison, the Bank’s ROCS was 3.97 percent for the three months ended September 30, 2014, which exceeded the average effective federal funds rate for that quarter by 388 basis points. Net income for the nine months ended September 30, 2015 and 2014 was $52.5 million and $37.7 million, respectively. The Bank’s net income for the nine months ended September 30, 2015 represented an annualized return on average capital stock of 5.37 percent, which was 518 basis points above the average effective federal funds rate for the nine-month period. In comparison, the Bank’s ROCS was 4.45 percent percent for the nine months ended September 30, 2014, which exceeded the average effective federal funds rate for that period by 437 basis points. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in ROCS compared to the average effective federal funds rate are discussed below.
Income Before Assessments
During the three months ended September 30, 2015 and 2014, the Bank’s income before assessments was $6.2 million and $12.0 million, respectively. As discussed in more detail below, the $5.8 million decrease in income before assessments from period to period was attributable to a $6.4 million unfavorable change in other income (loss) and a $0.2 million increase in other expense, offset by a $0.8 million increase in net interest income.
During the nine months ended September 30, 2015 and 2014, the Bank’s income before assessments was $58.3 million and $41.9 million, respectively. As discussed in more detail below, the $16.4 million increase in income before assessments from period to period was attributable to a $16.5 million increase in other income and a $0.7 million increase in net interest income, offset by a $0.8 million increase in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended September 30, 2015 and 2014, the Bank’s net interest income was $28.3 million and $27.5 million, respectively. The Bank’s net interest income was $88.8 million and $88.1 million for the nine months ended September 30, 2015 and 2014, respectively.
For the three months ended September 30, 2015 and 2014, the Bank’s net interest margin was 27 basis points and 31 basis points, respectively. The Bank’s net interest margin was 28 basis points and 36 basis points for the nine months ended September 30, 2015 and 2014, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread decreased from 29 basis points and 33 basis points for the three and nine months ended September 30, 2014, respectively, to 25 basis points and 26 basis points for the three and nine months ended September 30, 2015, respectively, due largely to an increase in the Bank's short-term liquidity portfolio and lower yields on the Bank's advances. A significant portion of the Bank's recent lending activities have been comprised of short-term advances, which have lower yields than the Bank's longer term assets. These lower yields were offset in part by an increase in the yield on the Bank's available-for-sale securities portfolio, which is primarily the result of purchasing higher-yielding GSE CMBS throughout the second half of 2014 and the first nine months of 2015.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 2 basis points during both the three and nine months ended September 30, 2015, as compared to 2 basis points and 3 basis points during the three and nine months ended September 30, 2014, respectively.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2015 and 2014.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$539	$—	0.13%	$686	$—	0.09%
Securities purchased under agreements to resell	2,822	1	0.10%	1,313	—	0.06%
Federal funds sold	4,985	2	0.13%	3,078	—	0.08%
Investments
Trading	212	—	0.29%	855	—	0.05%
Available-for-sale (3)	7,612	12	0.59%	5,971	6	0.38%
Held-to-maturity (3)	3,595	6	0.76%	5,050	9	0.76%
Advances (4)	23,457	32	0.55%	18,920	31	0.66%
Mortgage loans held for portfolio	61	1	5.77%	79	2	5.69%
Total earning assets	43,283	54	0.50%	35,952	48	0.54%
Cash and due from banks	105			77
Other assets	169			104
Derivatives netting adjustment (2)	(546)			(686)
Fair value adjustment on available-for-sale securities (3)	3			28
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(24)			(29)
Total assets	$42,990	54	0.50%	$35,446	48	0.55%
Liabilities and Capital
Interest-bearing deposits (2)	$856	—	0.03%	$655	—	0.01%
Consolidated obligations
Bonds	20,630	19	0.38%	17,207	18	0.41%
Discount notes	19,060	6	0.12%	15,275	3	0.08%
Mandatorily redeemable capital stock and other borrowings	11	—	0.01%	15	—	0.11%
Total interest-bearing liabilities	40,557	25	0.25%	33,152	21	0.25%
Other liabilities	823			1,083
Derivatives netting adjustment (2)	(546)			(686)
Total liabilities	40,834	25	0.25%	33,549	21	0.25%
Total capital	2,156			1,897
Total liabilities and capital	$42,990		0.23%	$35,446		0.24%
Net interest income		$29			$27
Net interest margin			0.27%			0.31%
Net interest spread			0.25%			0.29%
Impact of non-interest bearing funds			0.02%			0.02%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2015 and 2014 in the table above include $538 million and $686 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended September 30, 2015 in the table above includes $7 million, which is classified as derivative assets/liabilities on the statement of condition. There were no interest-bearing deposit liabilities which were classified as derivative assets/liabilities on the statement of condition during the three months ended September 30, 2014.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2015 and 2014.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$604	$—	0.12%	$749	$—	0.08%
Securities purchased under agreements to resell	2,855	2	0.09%	871	—	0.06%
Federal funds sold	6,848	6	0.11%	2,202	1	0.08%
Investments
Trading	245	—	0.13%	939	—	0.05%
Available-for-sale (3)	7,053	27	0.50%	5,637	16	0.38%
Held-to-maturity (3)	3,947	22	0.76%	5,163	31	0.80%
Advances (4)	21,202	98	0.61%	17,951	98	0.73%
Mortgage loans held for portfolio	65	3	5.73%	83	4	5.70%
Total earning assets	42,819	158	0.49%	33,595	150	0.60%
Cash and due from banks	67			168
Other assets	140			111
Derivatives netting adjustment (2)	(607)			(749)
Fair value adjustment on available-for-sale securities (3)	12			18
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(25)			(31)
Total assets	$42,406	158	0.50%	$33,112	150	0.61%
Liabilities and Capital
Interest-bearing deposits (2)	$876	—	0.02%	$764	—	0.01%
Consolidated obligations
Bonds	19,627	56	0.38%	19,486	55	0.38%
Discount notes	19,498	13	0.09%	10,815	7	0.09%
Mandatorily redeemable capital stock and other borrowings	13	—	0.17%	13	—	0.17%
Total interest-bearing liabilities	40,014	69	0.23%	31,078	62	0.27%
Other liabilities	967			978
Derivatives netting adjustment (2)	(607)			(749)
Total liabilities	40,374	69	0.23%	31,307	62	0.27%
Total capital	2,032			1,805
Total liabilities and capital	$42,406		0.22%	$33,112		0.25%
Net interest income		$89			$88
Net interest margin			0.28%			0.36%
Net interest spread			0.26%			0.33%
Impact of non-interest bearing funds			0.02%			0.03%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2015 and 2014 in the table above include $604 million and $748 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the nine months ended September 30, 2015 and 2014 in the table above include $3.4 million and $0.4 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and nine-month periods in 2015 and 2014. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015 vs. 2014			September 30, 2015 vs. 2014
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	1	—	1	1	1	2
Federal funds sold	1	1	2	4	1	5
Investments
Trading	—	—	—	—	—	—
Available-for-sale	2	4	6	5	6	11
Held-to-maturity	(3)	—	(3)	(7)	(2)	(9)
Advances	7	(6)	1	16	(16)	—
Mortgage loans held for portfolio	(1)	—	(1)	(1)	—	(1)
Total interest income	7	(1)	6	18	(10)	8
Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	3	(2)	1	1	—	1
Discount notes	1	2	3	6	—	6
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	4	—	4	7	—	7
Changes in net interest income	$3	$(1)	$2	$11	$(10)	$1

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2015 and 2014.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$—	$68	$—	$81
Stand-alone economic hedge derivatives (basis swaps)	—	279	—	1,193
Member/offsetting swaps	61	32	131	66
Economic hedge derivatives related to advances	(1)	(11)	(5)	(28)
Economic hedge derivatives related to available-for-sale securities	(18)	—	(32)	—
Economic hedge derivatives related to consolidated obligation discount notes	14	—	63	—
Total net interest income associated with economic hedge derivatives	56	368	157	1,312
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	—	1,644	—	2,316
Interest rate caps related to held-to-maturity securities	(331)	(454)	(970)	(1,637)
Advance swaps	(2)	13	(7)	(146)
Available-for-sale securities swaps	(98)	434	(4)	434
Consolidated obligation bond swaps	259	(30)	2,174	104
Consolidated obligation discount note swaps	(13)	—	—	—
Member/offsetting swaps and caps	(31)	249	946	1,074
Total fair value gains (losses) related to economic hedge derivatives	(216)	1,856	2,139	2,145
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(210)	(58)	586	(453)
Available-for-sale securities and associated hedges	(6,346)	(1,044)	1,549	(478)
Consolidated obligation bonds and associated hedges	(4,116)	369	(2,577)	(67)
Total fair value hedge ineffectiveness	(10,672)	(733)	(442)	(998)
Total net gains (losses) on derivatives and hedging activities	(10,832)	1,491	1,854	2,459
Net gains on trading securities	1,169	61	1,508	620
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(3)	—	(28)	—
Gains on early extinguishment of debt	—	—	—	723
Gains on sales of held-to-maturity securities	3,297	—	13,410	—
Gains on sales of available-for-sale securities	1,457	—	3,802	—
Service fees	600	737	1,588	1,880
Letter of credit fees	983	1,259	3,202	3,600
Other, net	19	(379)	27	(435)
Total other	7,522	1,678	23,509	6,388
Total other income (loss)	$(3,310)	$3,169	$25,363	$8,847

Economic Hedge Derivatives
From time to time, the Bank enters into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. The Bank was not a party to any interest rate basis swaps during the nine months ended September 30, 2015. During 2014, in response to changing balance sheet conditions, the Bank terminated four interest rate basis swaps prior to their scheduled maturities. In addition, one interest rate basis swap matured in 2014.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of September 30, 2015, 8 interest rate cap agreements having a total notional amount of $2.15 billion. The premiums paid for these caps totaled $12.7 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At September 30, 2015, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.5 million.
From time to time, the Bank hedges the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. At September 30, 2015, there were no interest rate swaps used as economic hedges of consolidated obligation discount notes.
Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net losses of $10.7 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $0.4 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item).
The increase in fair value hedge ineffectiveness during the three- and nine-month periods ended September 30, 2015 as compared to the three- and nine-month periods ended September 30, 2014, respectively, was due in large part to the addition of approximately $3 billion of higher yielding, longer duration GSE CMBS to the Bank’s available-for-sale securities portfolio during the last six months of 2014 and the first nine months of 2015. Substantially all of the Bank’s GSE CMBS classified as available-for-sale are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (OIS) and the GSE CMBS (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as prices. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its GSE CMBS holdings are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).

Other
During the nine months ended September 30, 2015, the Bank sold approximately $757 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $13.4 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During this same nine-month period, the Bank sold approximately $688 million (par value) of GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $3.8 million. There were no other sales of long-term investment securities during the nine months ended September 30, 2015 or 2014.
During the nine months ended September 30, 2014, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a variable rate that approximated the cost of the extinguished debt including any associated interest rate exchange agreements. Specifically, during the nine months ended September 30, 2014, the Bank repurchased $21.4 million (par value) of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements; the gains on these debt extinguishments totaled $0.7 million for the nine months ended September 30, 2014. The Bank did not early extinguish any other debt during the nine months ended September 30, 2015 or 2014.
For a discussion of the other-than-temporary impairment loss on one of the Bank's held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report).
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $18.9 million and $55.8 million for the three and nine months ended September 30, 2015, respectively, compared to $18.7 million and $55.0 million for the corresponding periods in 2014.
Compensation and benefits were $11.0 million and $31.5 million for the three and nine months ended September 30, 2015, respectively, compared to $8.9 million and $29.1 million for the corresponding periods in 2014. The $2.1 million increase in compensation and benefits for the three months ended September 30, 2015, as compared to the corresponding period in 2014, was due largely to: (1) an increase in headcount; (2) increased expenses related to the Bank's short-term and long-term incentive compensation plans; and (3) increased costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan"). The increase in expenses relating to the Bank's short-term incentive compensation plan was due to the increase in headcount and higher anticipated goal achievement in 2015 (as compared to 2014). The increase in expenses related to the Bank's long-term incentive plans was due to the higher incentive opportunities associated with the 2015 plan. The $2.4 million increase in compensation and benefits for the nine months ended September 30, 2015, as compared to the corresponding period in 2014, was due largely to higher separation costs and the increases described in (1) and (2) above as it relates to the quarter-to-quarter comparison, offset by lower costs associated with the Bank's participation in the Pentegra DB Plan and lower employee medical costs. The Pentegra DB Plan operates on a fiscal year from July 1 through June 30 and required contributions are expensed ratably over the fiscal year. Average headcount increased from 186 and 182 employees for the three and nine months ended September 30, 2014, respectively, to 205 and 201 employees in the corresponding periods in 2015.
Other operating expenses for the three and nine months ended September 30, 2015 were $6.6 million and $20.5 million, respectively, compared to $8.6 million and $22.5 million for the corresponding period in 2014. The decrease in other operating expenses for the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, was attributable primarily to a decrease in legal fees, which was partially offset by the costs of using independent contractors to support various initiatives within the Bank.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.2 million and $3.6 million for the three and nine months ended September 30, 2015, respectively, compared to $1.1 million and $3.4 million for the corresponding periods in 2014.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $0.6 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively. The Bank’s AHP assessments totaled $5.8 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2014 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2015.
The Bank evaluates its non-agency RMBS holdings for other-than-temporary impairment on a quarterly basis. The procedures used in this analysis, together with the results thereof as of September 30, 2015, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report). In addition to evaluating its non-agency RMBS holdings under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario to determine the amount of credit losses, if any, that would have been recorded in earnings during the quarter ended September 30, 2015 if the more stressful housing price scenario had been used in the Bank's OTTI assessment as of September 30, 2015. The results of that more stressful analysis are presented on page 54 of this report.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper, U.S. Treasury Bills and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2015, the Bank’s short-term liquidity portfolio was comprised of $3.0 billion of overnight reverse repurchase agreements, $3.8 billion of overnight federal funds sold and $1.2 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas.
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

The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2015 or 2014.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of September 30, 2015, the Bank’s estimated operational liquidity requirement was $2.8 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $16.2 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2015, the Bank’s estimated contingent liquidity requirement was $8.2 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $11.0 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the nine months ended September 30, 2015.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2014 is provided in the 2014 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2015.

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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the nine months ended September 30, 2015.
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
For purposes of compliance with the Bank’s Enterprise Market Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2014 through September 2015. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2014	$2.087	$2.005	(3.93)%	$2.177	4.31%	$2.059	(1.34)%	$2.120	1.58%

January 2015	1.962	1.908	(2.75)%	2.037	3.82%	1.946	(0.82)%	2.010	2.45%
February 2015	2.055	1.982	(3.55)%	2.132	3.75%	2.030	(1.22)%	2.090	1.70%
March 2015	2.105	2.020	(4.04)%	2.187	3.90%	2.073	(1.52)%	2.149	2.09%

April 2015	2.000	1.925	(3.75)%	2.068	3.40%	1.973	(1.35)%	2.035	1.75%
May 2015	2.166	2.093	(3.37)%	2.269	4.76%	2.146	(0.92)%	2.201	1.62%
June 2015	2.281	2.207	(3.24)%	2.359	3.42%	2.261	(0.88)%	2.306	1.10%

July 2015	2.343	2.283	(2.56)%	2.420	3.29%	2.330	(0.55)%	2.360	0.73%
August 2015	2.268	2.230	(1.68)%	2.333	2.87%	2.270	0.09%	2.271	0.13%
September 2015	2.275	2.236	(1.71)%	2.372	4.26%	2.274	(0.04)%	2.295	0.88%
_____________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
Pursuant to guidance issued by the Finance Agency, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.10 percent from December 2014 through April 2015 and 0.01 percent from May through September 2015.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2014 through September 2015.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2014	0.38	(0.37)	0.01	0.57	2.22	3.60	3.93	4.38

January 2015	0.38	(0.38)	—	0.43	1.63	2.75	4.02	4.12
February 2015	0.36	(0.33)	0.03	0.72	2.04	3.28	3.68	4.07
March 2015	0.29	(0.34)	(0.05)	1.02	2.04	3.35	3.97	4.16

April 2015	0.32	(0.29)	0.03	0.93	2.11	3.26	3.64	3.88
May 2015	0.31	(0.32)	(0.01)	0.10	1.78	3.07	2.82	5.19
June 2015	0.30	(0.32)	(0.02)	0.04	1.74	2.99	2.01	4.44

July 2015	0.30	(0.34)	(0.04)	(0.41)	1.36	2.63	1.92	4.33
August 2015	0.27	(0.36)	(0.09)	(1.30)	0.95	2.37	1.47	4.14
September 2015	0.30	(0.36)	(0.06)	(0.85)	0.93	2.26	2.30	4.36
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
Pursuant to guidance issued by the Finance Agency, the duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.10 percent from December 2014 through April 2015 and 0.01 percent from May through September 2015.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank has a key rate duration limit of 5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the nine months ended September 30, 2015.
As discussed on page 35, in May 2015, the Bank replaced its third-party pricing/risk model with a new third-party pricing/risk model. In addition to pricing certain individual financial instruments, the model is used to calculate the Bank's market value of equity and its duration measures. On the date of implementation, the change to the new model did not have a significant impact on any of the Bank's risk measurements.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

4.1
Capital Plan for the Federal Home Loan Bank of Dallas, as amended and revised on December 3, 2014 and approved by the Federal Housing Finance Agency on June 1, 2015 and for which notice of implementation was given to shareholders on August 31, 2015 (filed as Exhibit 4.1 to the Bank's Current Report on Form 8-K dated August 31, 2015 and filed with the SEC on August 31, 2015, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2015 and December 31, 2014; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014; (iv) Statements of Capital for the Nine Months Ended September 30, 2015 and 2014; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; and (vi) Notes to the Financial Statements for the quarter ended September 30, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2015	By	/s/ Tom Lewis
Date		Tom Lewis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1
Capital Plan for the Federal Home Loan Bank of Dallas, as amended and revised on December 3, 2014 and approved by the Federal Housing Finance Agency on June 1, 2015 and for which notice of implementation was given to shareholders on August 31, 2015 (filed as Exhibit 4.1 to the Bank's Current Report on Form 8-K dated August 31, 2015 and filed with the SEC on August 31, 2015, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2015 and December 31, 2014; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014; (iv) Statements of Capital for the Nine Months Ended September 30, 2015 and 2014; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; and (vi) Notes to the Financial Statements for the quarter ended September 30, 2015.