Form 10-K
period 2015-12-31
Federal Home Loan Bank of Dallas
filed 2016-03-22
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 11, 2016, the registrant had 15,733,717 shares of its capital stock outstanding. As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $1.407 billion.
Documents Incorporated by Reference: None.

FEDERAL HOME LOAN BANK OF DALLAS

PART I

ITEM 1. BUSINESS
Background
The Federal Home Loan Bank of Dallas (the “Bank”) is one of 11 Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System,” or the “System”). The FHLBanks were created by the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). Each of the 11 FHLBanks is a member-owned cooperative that operates as a separate federally chartered corporation with its own management, employees and board of directors. Each FHLBank helps finance housing, community lending, and community development needs in the specified states in its respective district. Federally insured commercial banks, savings banks, savings and loan associations, and credit unions, as well as insurance companies and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994, are all eligible for membership in the FHLBank of the district in which the institution’s principal place of business is located. Housing associates, including state and local housing authorities, that meet certain statutory and regulatory criteria may also borrow from the FHLBanks.
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
The Bank’s principal source of funds is debt issued in the capital markets. All 11 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and each FHLBank uses these funds to make loans to its members, invest in debt securities, or for other business purposes. Generally, consolidated obligations are traded in the over-the-counter market. All 11 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the U.S. government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus have historically been able to borrow at the more favorable rates generally available to GSEs. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by Standard & Poor’s (“S&P”). In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. These ratings indicate that each of these nationally recognized statistical rating organizations ("NRSROs") has concluded that the FHLBanks have a very strong capacity to meet their financial commitments on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks' GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from the issuance of capital stock to members are also sources of funds for the Bank.
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2015, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
Merger of Des Moines and Seattle FHLBanks
Prior to June 1, 2015, the FHLBank System included 12 FHLBanks. On September 25, 2014, the FHLBank of Des Moines and the FHLBank of Seattle announced that they had entered into a definitive agreement to merge the two FHLBanks. On December 19, 2014, the Finance Agency approved the merger application, subject to the satisfaction of certain closing conditions set forth in its approval letter, including the ratification of the merger agreement by members of both the Des Moines and Seattle FHLBanks. On February 27, 2015, the FHLBanks of Des Moines and Seattle announced that the merger agreement had been ratified by members of both FHLBanks. The merger was consummated effective May 31, 2015. At closing, the FHLBank of Seattle merged with and into the FHLBank of Des Moines, with the FHLBank of Des Moines surviving the merger as the continuing FHLBank. Headquartered in Des Moines, Iowa, the first day of operations for the combined FHLBank was June 1, 2015.
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2015, 2014 and 2013.

MEMBERSHIP SUMMARY

	December 31,
	2015	2014	2013
Commercial banks	631	655	679
Thrifts	59	68	71
Credit unions	104	103	96
Insurance companies	36	31	26
Community Development Financial Institutions	5	4	3

Total members	835	861	875

Housing associates	8	8	8
Non-member borrowers	11	10	10

Total	854	879	893

Community Financial Institutions (“CFIs”) (1)	636	670	696

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2015, 2014 and 2013 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2015, approximately 76 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than

$1.0 billion, as adjusted annually for inflation. For 2015, CFIs were FDIC-insured institutions with average total assets as of December 31, 2014, 2013 and 2012 of less than $1.123 billion. For 2014 and 2013, the asset cap was $1.108 billion and $1.095 billion, respectively. For 2016, the asset cap is $1.128 billion.
As of December 31, 2015, 2014 and 2013, approximately 54.5 percent, 53.9 percent and 54.7 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.
As of December 31, 2012, the Bank had 891 members. The decline in the Bank's membership during the three years ended December 31, 2015 was largely attributable to intra-district merger activity.
The Bank’s membership currently includes the majority of commercial bank and thrift institutions in its district that are eligible to become members. Eligible non-members are primarily insurance companies, credit unions and smaller commercial banks that have thus far elected not to join the Bank. While the Bank anticipates that some number of these eligible non-member institutions will apply for membership each year, the Bank also anticipates that some number of its existing members will be acquired or merge with other institutions and it does not currently anticipate a substantial increase in the number of member institutions.
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
Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2015, 2014 and 2013, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2015	2014	2013
Advances (including prepayment fees)	60.9%	64.8%	64.8%
Investments	37.5	33.0	32.8
Mortgage loans held for portfolio	1.6	2.2	2.4
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$220,488	$203,831	$243,838
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
Variable-rate advances. The Bank offers term variable-rate advances with maturities between one and ten years. Standard offerings include variable-rate advances indexed to either one-month LIBOR or three-month LIBOR that are priced at a constant spread to the relevant index. The Bank also offers variable-rate advances (discount note floating rate advances) that reset every 4, 8, 13 or 26 weeks based on the results of the FHLBank System's discount note auctions that typically occur twice every week. In addition to longer term variable-rate advances, the Bank offers short term variable-rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Variable-rate advances may also include embedded features such as caps, floors or provisions for the conversion of the advances to a fixed rate.
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
Expander advances. The Bank also offers fixed-rate, fixed-term, non-amortizing advances that provide the member with a one-time option to increase the principal amount of the advance generally up to twice the amount of the original advance at the original interest rate for the remaining term of the advance.
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
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure advances and other extensions of credit to members/borrowers. The Bank has not suffered any credit losses on advances in its 83-year history. In accordance with the Bank’s Capital Plan, members and former members must hold Class B-2 capital stock in proportion to their outstanding advances. In addition, members must hold Class B-1 capital stock to meet their membership investment requirement. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B-1 and Class B-2 capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
In order to comply with the requirement to fully secure advances and other extensions of credit, the Bank and each of its members/borrowers execute a written security agreement that establishes the Bank’s security interest in a variety of the members’/borrowers’ assets. The Bank, pursuant to the FHLB Act and Finance Agency regulations, originates, renews, or extends advances only if it has obtained and is maintaining a security interest in sufficient eligible collateral at the time such advance is made, renewed, or extended. Eligible collateral includes whole first mortgages on improved residential real property or securities representing an undivided interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association; term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such assets.
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans, secured loans for community development activities, and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. At December 31, 2015 and 2014, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $2.2 billion and $1.6 billion, respectively, which represented approximately 6.9 percent and 7.0 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
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
As of December 31, 2015, 691 of the Bank’s borrowers/potential borrowers with a total of $21.7 billion in outstanding advances were on blanket lien status, 35 borrowers/potential borrowers with $1.7 billion in outstanding advances were on specific collateral only status and 131 borrowers/potential borrowers with $1.2 billion in outstanding advances were on custody status.
The Bank perfects its security interest in members'/borrowers’ collateral in a number of ways. The Bank usually perfects its security interest in collateral by filing a Uniform Commercial Code financing statement against the relevant assets of the member/borrower. In the case of certain borrowers, the Bank perfects its security interest by taking possession or control of the collateral, which may be in addition to the filing of a financing statement. In these cases, the Bank also generally takes assignments of most of the mortgages and deeds of trust that are designated as collateral. Instead of requiring delivery of the collateral to the Bank, the Bank may allow certain borrowers to deliver specific collateral to a third-party custodian approved by the Bank or otherwise take actions that ensure the priority of the Bank’s security interest in such collateral.
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
As of December 31, 2015, the Bank’s outstanding advances (at par value) totaled $24.6 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 26.2 percent of the Bank’s total outstanding advances. Advances to the Bank’s largest borrower (Texas Capital Bank, N.A.) represented 6.1 percent of the Bank’s total outstanding advances as of December 31, 2015. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Offerings. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program and an Economic Development Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances. The Bank currently prices CICA advances at interest rates that are approximately 1 to 5 basis points above the Bank’s matched maturity cost of funds. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2015, the par value of advances outstanding under the CICA program totaled approximately $388.7 million, representing approximately 1.6 percent of the Bank’s total advances outstanding as of that date.
If a member institution is approved for an Economic Development Program ("EDP") advance, the member's customer may then be eligible for an accompanying EDP Plus grant of up to $25,000.
The Bank also offers an Affordable Housing Program (“AHP”) as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for low-income households. Each year, a portion of the amount set aside is typically allocated specifically for the Bank's Homebuyer Equity Leverage Partnership ("HELP") program and its Special Needs Assistance Program ("SNAP"). HELP provides grant funds for down payment and closing cost assistance for eligible first-time homebuyers. SNAP provides grant funds to special needs homeowners for rehabilitation costs. The calculation of the amount to be set aside is further discussed below in the section entitled “AHP Assessments.” Each year, the Bank conducts a competitive application process to allocate the AHP funds set aside from the prior year’s earnings. Applications submitted by Bank members and their community partners are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications or in approved modifications thereto.
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
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2015 and 2014, outstanding letters of credit totaled $7.2 billion and $4.3 billion, respectively, of which $0.4 billion and $0.7 billion, respectively, had been issued or confirmed under the Bank’s CICA program.
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
Interest Rate Swaps, Caps and Floors. The Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties which, if required, will be a third party central clearinghouse. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2015 and 2014, the total notional amount of interest rate exchange agreements with members totaled $1.0 billion and $0.5 billion, respectively.
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

MPF Xtra. In December 2012, the Bank began offering the MPF Xtra® product to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago, which is discussed on pages 9-10 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2015, 2014 and 2013, $52.8 million, $20.4 million and $1.2 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans totaled $37,000, $16,000 and $2,500, respectively.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and/or U.S. Treasury Bills. At December 31, 2015, the Bank’s short-term investments were comprised of $2.2 billion of overnight federal funds sold, a $1.0 billion overnight reverse repurchase agreement and $0.8 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac) and, to a far lesser extent, U.S. government agencies, non-agency (i.e., private label) residential MBS, non-MBS debt instruments issued or guaranteed by the U.S. government or secured by U.S. government guaranteed obligations, non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System), and state housing agency obligations. The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2015 and 2014, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2015		2014
	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Debentures	$5,328	40.2%	$4,890	44.2%
Residential MBS	2,909	22.0	4,425	40.0
Commercial MBS	3,658	27.6	1,077	9.8
Non-agency residential MBS	143	1.1	169	1.5
Other	1,211	9.1	494	4.5
Total	$13,249	100.0%	$11,055	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital. At December 31, 2015, the Bank's MBS holdings (at amortized cost) represented 291 percent of its total regulatory capital.
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

•
whole mortgages or other whole loans, other than 1) those acquired by the Bank through a duly authorized Acquired Member Assets program such as the Mortgage Partnership Finance program discussed below; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal government units or agencies that are investment quality; 4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLB Act;

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
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or SMI policy. Given the small amount of its mortgage loans held for portfolio that are insured by mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of December 31, 2015.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed/insured loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2015, 2014 and 2013, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $0.8 million, $1.3 million and $1.4 million, respectively.
As of December 31, 2015 and 2014, MPF loans held for portfolio (net of allowance for credit losses) were $55 million and $71 million, respectively, representing approximately 0.1 percent and 0.2 percent, respectively, of the Bank’s total assets at each of those dates. In early 2016, the Bank resumed acquiring mortgage loans through the MPF program. Thus far in 2016, the Bank's purchases have been in very small amounts; however, over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets. Unlike its earlier mortgage loan investments, the Bank intends to retain a 100 percent interest in the loans that it purchases.
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
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted through securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. Prior to July 14, 2015, the FHLBanks received funding based on their requests at a weighted average rate of the winning bids from the dealers. On and after July 14, 2015, the FHLBanks receive funding at a single price based on a Dutch auction format. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 32 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of four weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.

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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2015, 2014 or 2013.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2015, 2014 or 2013.
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
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $905 billion and $847 billion in consolidated obligations outstanding at December 31, 2015 and 2014, respectively. The Bank was the primary obligor on $38.6 billion and $35.2 billion (at par value), respectively, of these consolidated obligations.
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
A FHLBank must file a consolidated obligation payment plan for the Finance Agency’s approval if (i) the FHLBank becomes a non-complying FHLBank as a result of failing to provide the required certification, (ii) the FHLBank becomes a non-

complying FHLBank as a result of being required to provide the notice described above to the Finance Agency, except in the case of a failure to make a payment on a consolidated obligation caused solely by an external event such as a power failure, or (iii) the Finance Agency determines that the FHLBank will cease to be in compliance with its liquidity requirements or will lack the capacity to meet all of its current obligations due during the quarter.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. At December 31, 2015 and 2014, the Bank had eligible assets free from pledge of $41.7 billion and $38.0 billion, respectively, compared to its participation in outstanding consolidated obligations of $38.6 billion and $35.2 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2015, 2014 and 2013.
Office of Finance. The Office of Finance (“OF”) is a joint office of the 11 FHLBanks that executes the issuance of consolidated obligations, as agent, on behalf of the FHLBanks. The OF also services all outstanding consolidated obligation debt, serves as a source of information for the FHLBanks on capital market developments, manages the FHLBank System’s relationship with rating agencies as it pertains to the consolidated obligations, and prepares and distributes the annual and quarterly combined financial reports for the FHLBanks.
The OF’s board of directors is comprised of 16 directors: the 11 FHLBank presidents, who serve ex officio, and 5 independent directors, who each serve five-year terms that are staggered so that not more than one independent directorship is scheduled to become vacant in any one year. Independent directors are limited to two consecutive full terms. Independent directors must be United States citizens. As a group, the independent directors must have substantial experience in financial and accounting matters and they must not have any material relationship with any FHLBank or the OF.
One of the responsibilities of the board of directors of the OF is to establish policies regarding consolidated obligations to ensure that, among other things, such obligations are issued efficiently and at the lowest all-in funding costs for the FHLBanks over time consistent with prudent risk management practices and other market and regulatory factors.
The Finance Agency has regulatory oversight and enforcement authority over the OF and its directors and officers generally to the same extent as it has such authority over a FHLBank and its respective directors and officers. The FHLBanks are responsible for jointly funding the expenses of the OF, which are shared on a pro rata basis with two-thirds based on each FHLBank’s total consolidated obligations outstanding (as of each month end) and one-third divided equally among all of the FHLBanks.
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
Historically, the Bank has used interest rate exchange agreements primarily in two ways: either by designating them as a fair value hedge of an underlying financial instrument or by designating them as a hedge of some defined risk in the course of its balance sheet management. For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets, including advances and investments, and/or to adjust the interest rate sensitivity of advances and investments to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities and to reduce funding costs.
The Bank frequently enters into interest rate exchange agreements concurrently with the issuance of consolidated obligation bonds and it simultaneously designates the agreement as a fair value hedge. This strategy of issuing bonds while simultaneously entering into interest rate exchange agreements enables the Bank to offer a wider range of attractively priced advances to its members. The attractiveness of such debt generally depends on yield relationships between the consolidated obligation bond and interest rate exchange markets. As conditions in these markets change, the Bank may alter the types or terms of the consolidated obligations that it issues.
In September 2015, the Bank entered into its first cash flow hedge, wherein the Bank hedged the variability of cash flows associated with the forecasted issuances of consolidated obligation discount notes. Over time, the Bank expects to increase its use of cash flow hedges.
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
On October 1, 2015, the Bank exchanged all shares of outstanding Class B Stock at the open of business on that date for an equal number of shares of capital stock consisting of shares of Class B-1 Stock and Class B-2 Stock allocated as described in the next sentence. For each shareholder, (i) a number of shares of existing Class B Stock in an amount sufficient to meet such shareholder's activity-based investment requirement were exchanged for an equal number of shares of Class B-2 Stock and (ii) all other outstanding shares of existing Class B Stock held by such shareholder were exchanged for an equal number of shares of Class B-1 Stock. Immediately following these exchanges, all shares of previously outstanding Class B Stock were retired.

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
Retained Earnings. The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified accounting or economic losses due to specified interest rate, credit and operations risks. The Bank updates its retained earnings target calculations quarterly under an analytic framework that takes into account sources of potential realized and unrealized losses, including potential loss distributions for each. The Board of Directors reviews the Bank's retained earnings policy annually and revises the methodology as appropriate. The Bank’s current retained earnings policy target is described in Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “JCE Agreement”) with the other FHLBanks. Effective August 5, 2011, the FHLBanks amended the JCE Agreement (the "Amended JCE Agreement"), and the Finance Agency approved an amendment to the Bank's Capital Plan to incorporate its provisions on that same date. The Amended JCE Agreement provides that the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account (“RRE Account”). Pursuant to the provisions of the Amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all consolidated obligations, excluding hedging adjustments (“Total Consolidated Obligations”).
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
Dividends. Subject to the FHLB Act, Finance Agency regulations and other Finance Agency directives, the Bank pays dividends to holders of its capital stock quarterly or as otherwise determined by its Board of Directors. The Board of Directors may declare dividends at the same rate for all shares of Class B Stock, or at different rates for Class B-1 Stock and Class B-2 Stock, provided that in no event can the dividend rate on Class B-2 Stock be lower than the dividend rate on Class B-1 Stock. Dividends may be paid in the form of cash, additional shares of either, or both, sub-classes of Class B Stock, or a combination thereof as determined by the Bank’s Board of Directors. The dividend rates on Class B-1 Stock and Class B-2 Stock are paid on all shares of Class B-1 Stock and Class B-2 Stock, respectively, regardless of their classification for accounting purposes. As the Bank's shares of Class B-1 Stock and Class B-2 Stock were not issued until October 1, 2015, and dividends for any given quarter are based upon average capital stock outstanding during the previous quarter, the Bank's fourth quarter 2015 dividend, which was paid on December 31, 2015, was based upon average outstanding Class B Stock that was held during the third quarter of 2015 and, consequently, paid at a single rate. The Bank is permitted by statute and regulation to pay dividends only from previously retained earnings or current net earnings, and the payment of dividends is also subject to the terms of the Amended JCE Agreement.
Because the Bank’s returns from net interest income (excluding net prepayment fees on advances) generally track short-term interest rates, the Bank has had a long-standing practice of benchmarking the dividend rate that it pays on capital stock to the average federal funds rate. In conjunction with the implementation of the changes to the Bank’s Capital Plan, the Bank's Board of Directors adopted new dividend target ranges for the two sub-classes of Class B Stock. While there can be no assurances about future dividends or future dividend rates, the target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter, with the expectation that dividend rates on Class B-1 Stock will not be lower than the recent annualized rate of 0.375 percent on previously outstanding Class B shares. The target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter plus 0.5 – 1.0 percent.
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
Legislative and Regulatory Developments
Finance Agency Actions
Advisory Bulletin Regarding Core Mission Achievement
On July 14, 2015, the Finance Agency issued an Advisory Bulletin that provides guidance to the FHLBanks regarding core mission achievement. As stipulated in the Advisory Bulletin, the Finance Agency will assess each FHLBank’s core mission achievement by calculating the ratio of a FHLBank's primary mission assets (defined for this purpose as advances and mortgage loans held for portfolio) relative to its consolidated obligations (hereinafter referred to as the core mission asset or "CMA" ratio). The CMA ratio will be calculated for each calendar year (beginning with the year ended December 31, 2015) using annual average par values.
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

Currently, the Bank's core mission assets are comprised almost entirely of advances. For the year ended December 31, 2015, the Bank's CMA ratio was 55.96 percent, as compared to 51.40 percent for the first six months of 2015. During the first six months of 2015, the amount of the Bank's short-term liquidity holdings was maintained at a level beyond that which was needed to satisfy Finance Agency liquidity requirements in order to generate additional earnings. In response to this Advisory Bulletin, the Bank reduced somewhat the average amount of its short-term liquidity holdings during the last six months of 2015 and in so doing reduced the amount of its outstanding consolidated obligations that were used to fund these non-mission investments. Further, average outstanding advances (at par value) increased approximately 18 percent in the last six months of 2015 as compared to the first six months of 2015. The combination of the reduction in the Bank's short-term liquidity holdings and the increase in its average outstanding advances contributed to the increase in the Bank's year-to-date CMA ratio from June 30, 2015 to December 31, 2015. As noted previously in the Acquired Member Assets section (and for reasons unrelated to the Advisory Bulletin), the Bank began to purchase mortgage loans through the MPF Program in early 2016. Over time, these purchases are expected to increase the Bank's core mission assets. The Bank currently expects that its CMA ratio will approximate 60 percent for the year ending December 31, 2016.

The reduction in the Bank's short-term liquidity holdings did not have a significant impact on its earnings for the last six months of 2015. Notwithstanding the negative impact that holding higher amounts of liquidity has on its CMA ratio, the Bank may from time to time maintain higher balances of liquidity if short-term debt markets are volatile or if, in management's judgment, they are expected to become more volatile, or if the returns from holding those higher balances are attractive.
Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters
On November 19, 2015, the Finance Agency issued a final rule that, among other things, requires each FHLBank to:

•	operate an enterprise wide risk management program and assign its Chief Risk Officer certain enumerated responsibilities;

•	maintain a compliance program headed by a Compliance Officer who reports directly to the Chief Executive Officer and who must regularly report to the board of directors (or a committee thereof);

•	maintain board committees specifically responsible for risk management, audit, compensation and corporate governance; and

•
designate in its bylaws a body of law to follow for its corporate governance and indemnification practices and procedures, choosing from the law of the jurisdiction in which the FHLBank maintains its principal office, the Delaware General Corporation Law or the Revised Model Business Corporation Act. The final rule required each FHLBank to make this designation by March 18, 2016. On March 11, 2016, the Bank's Board of Directors adopted the Delaware General Corporation Law for this purpose. As the Bank's By-Laws were originally patterned after the Delaware General Corporation Law, this adoption did not have any practical effect on the Bank.

The rule, which became effective on December 21, 2015, also provides that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures and practices to ensure that they are conducted in a safe and sound manner, and that they are consistent with the body of law adopted by the board of directors of the FHLBank.
Proposed Rule on Acquired Member Assets
On December 17, 2015, the Finance Agency published a proposed rule that would amend the current AMA Regulation, which governs a FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The proposed rule would allow a FHLBank to utilize its own model in lieu of an NRSRO ratings model to determine the credit rating for AMA loan assets and loan pools.  The proposed rule would also eliminate the use of pool level insurance, such as supplemental mortgage insurance, as part of the required credit risk-sharing structure for AMA products; however, the FHLBanks (including the Bank) are not currently acquiring AMA loans using this structure.
Comments on the proposed rule are due by April 15, 2016.
Final Rule on FHLBank Membership
On January 20, 2016, the Finance Agency issued a final rule that, among other things:

•	makes captive insurance companies ineligible for FHLBank membership; and

•
defines the “principal place of business” of an institution eligible for FHLBank membership to be the state in which it maintains its home office and from which the institution conducts business operations.

The rule defines a captive insurance company as a company that is authorized under state law to conduct an insurance business but whose primary business is the underwriting of insurance for affiliated persons or entities.
Captive insurance company members that were admitted as FHLBank members prior to September 12, 2014 (the date of the Finance Agency's proposed rule on FHLBank Membership) will have their memberships terminated by February 18, 2021. Captive insurance company members that were admitted as FHLBank members on or after September 12, 2014 will have their memberships terminated by February 18, 2017. There are restrictions on the level and maturity of advances that FHLBanks can make to these members during the sunset periods.
In the final rule, which became effective on February 19, 2016, the Finance Agency elected not to adopt certain proposed provisions that would have required FHLBank members to hold specified levels of home mortgage loan assets on an ongoing basis.
The Bank does not have any captive insurance company members and the other provisions of the final rule are not expected to have any impact on the Bank's existing members.
Other Developments
Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities
In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (each an “Agency” and, collectively, the “Agencies”) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-

based swap dealers, and major security-based swap participants that are subject to the jurisdiction of one of the Agencies (such entities, “Covered Swap Entities,” and the joint final rules, the “Final Margin Rules”).
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
Amendment of FHLBank Act to Make Privately-Insured Credit Unions Eligible for FHLBank Membership
On December 4, 2015, President Obama signed a bill known as the Fixing America’s Surface Transportation Act (“FAST Act”), which includes a provision that amends the FHLBank Act to allow privately-insured credit unions to be eligible for FHLBank membership. The FAST Act requires privately-insured credit unions to satisfy certain initial and ongoing eligibility and reporting requirements. The Finance Agency has indicated that it is reviewing the relevant portions of the FAST Act and that the FHLBanks should consult with the Finance Agency before acting on the membership application of any privately-insured credit union.
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
Employees
As of December 31, 2015, the Bank employed 207 people, all but one of whom was located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
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
As described in its Strategic Business Plan, the Bank operates under a cooperative business model that is intended to maximize the overall value of membership in the Bank. This business model envisions that the Bank will limit and carefully manage its risk profile while generating sufficient profitability to maintain an appropriate level of retained earnings, to pay dividends on Class B-1 Stock at a rate at least equal to average one-month LIBOR (subject to a floor of 0.375 percent) and on Class B-2 Stock at a rate at least equal to average one-month LIBOR plus 0.5-1.0 percent, and to absorb periodic earnings volatility related to hedging and derivatives or other external shocks. Consistent with this business model, the Bank places the highest priority on being able to meet its members’ liquidity and funding needs.
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. The Bank’s earnings are typically expected to rise and fall with the general level of market interest rates, particularly short-term money market rates. Developments that may have an effect on the extent to which the Bank’s return on average capital stock exceeds short-term interest rates include general economic and credit market conditions; the level, volatility of and relationships between short-term money market rates such as federal funds and one-month and three-month LIBOR; the future availability and cost of the Bank’s long-term debt relative to benchmark rates such as LIBOR; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the impact of any future credit market disruptions; and the impact of ongoing economic conditions on demand for the Bank’s credit products from its members.
During 2015, the Bank's lending activities expanded due to increased demand for loans at member institutions which the Bank attributes to improving economic conditions and more robust activity in the housing markets served by its members. However, advances outstanding remain well below the peak levels experienced in 2008, due largely to high deposit levels at member institutions. If high deposit levels persist, the demand for advances may remain subdued. Further, the effects, if any, from the downturn in the oil and gas industry could reduce the demand for advances. Alternatively, continued improvement in regional economic conditions (excluding the oil and gas industry) may have a positive impact on advance demand. While the Bank cannot predict future economic conditions or future levels of advances demand from its members, based on its current expectations the Bank anticipates that its earnings will be sufficient both to pay quarterly dividends at targeted levels and to continue building retained earnings for the foreseeable future.

While the Bank’s primary focus will be to continue to prudently meet the liquidity and funding needs of its members, the Bank continues to consider ways in which it can enhance its product and/or service offerings in order to become a more valuable resource to its members. To this end, the Bank introduced fluctuating balance letters of credit in 2014, several new advance products in 2014 and 2015 and, in 2016, it has begun to purchase mortgage loans from its members. The FHLB Act and Finance Agency regulations limit the products and services that the Bank can offer to its members and govern many of the terms of the products and services that the Bank offers. The Bank is also required by regulation to file new business activity notices with the Finance Agency for any new products or services that would constitute new business activities under the regulation and, therefore, it will have to assess any potential new products or services offerings in light of these statutory and regulatory restrictions.

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
We require that all outstanding advances and other extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. The vast majority of the collateral is assigned a borrowing capacity based on its estimated market value. During economic downturns, the number of our member institutions exhibiting significant financial stress generally increases. If member institutions fail, and if the FDIC (or other receiver, conservator or acquiror) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in a timely manner in the event of a default by the obligor could cause us to incur a credit loss and adversely affect our financial condition or results of operations.

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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, peaked at the beginning of the fourth quarter of 2008 and declined to a cyclical low in the first quarter of 2014 before increasing over the remainder of 2014 and in 2015. At December 31, 2015, our outstanding advances were approximately 64 percent lower than they were at September 30, 2008. Continued high deposit levels and/or low demand for loans at member institutions could limit or further reduce members’ needs for funding. A further decline in the demand for advances, if significant, could negatively affect our results of operations.
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
We, and the other ten FHLBanks, currently have the highest credit rating from Moody’s and are rated AA+/A-1+ by S&P. The consolidated obligations issued by the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. Each of these nationally recognized statistical rating organizations has assigned a stable outlook to its long-term credit rating on the FHLBank System's consolidated obligations and to its long-term rating of each of the FHLBanks.
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
The cost of our consolidated obligations depends in part on prevailing conditions in the capital markets at the time of issuance, which are generally beyond our control. For instance, a decline in overall investor demand for debt issued by the FHLBanks and similar issuers could adversely affect our ability to issue consolidated obligations on favorable terms. Investor demand is influenced by many factors including changes or perceived changes in general economic conditions, changes in investors’ risk tolerances or balance sheet capacity, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. Credit market disruptions similar to those that occurred during the period from late 2007 through early 2009 and which dampened investor demand for longer-term debt, including longer-term FHLBank consolidated obligations, could occur again, making it more difficult for us to match the maturities of our assets and liabilities. In addition, changes in the relationships between the cost of our consolidated obligations and interest rate swaps could increase our net cost of funds, which could negatively impact our results of operations. Further, higher long-term debt costs could cause us to fund some long-term assets with short-term debt, creating mismatches between the maturities of our assets and liabilities.
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
Our inability to issue consolidated obligations for a relatively short period of time could jeopardize our ability to continue operating.
We typically issue consolidated obligations almost every day. As more fully described in the Liquidity and Capital Resources section of this report, we manage our liquidity to ensure that, at a minimum, we have sufficient funds to meet our obligations under 5- and 15-day scenarios in which we assume we are unable to access the market for consolidated obligations. We also maintain access to other sources of contingent liquidity. However, if we were unable to issue consolidated obligations for an extended period of time and our other sources of contingent liquidity were either not available or were not available in sufficient quantities, our ability to meet our obligations and otherwise conduct our operations would be compromised.
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
We are exposed to credit risk from our MPF loans held in portfolio (the balance of which is expected to grow beginning in 2016) and our secured and unsecured investment portfolio. A deterioration of economic conditions, declines in residential real estate values, changes in monetary policy or other events that could negatively impact the economy and the markets as a whole could lead to borrower defaults, which in turn could cause us to incur losses on our MPF loans or additional losses on our investment portfolio.
During 2009, 2010 and 2011, delinquencies and losses with respect to residential mortgage loans generally increased and residential property values declined in many states. Due to these deteriorating conditions, 14 of our non-agency residential mortgage-backed securities were deemed to be other-than-temporarily impaired during the period from January 1, 2009 through

June 30, 2012. One additional non-agency residential mortgage-backed security was deemed to be other-than-temporarily impaired at December 31, 2014 and at each quarter-end in 2015. We recognized credit losses on these securities totaling $13.1 million. As of December 31, 2015, the unpaid principal balance of the Bank's 27 non-agency residential mortgage-backed securities totaled $153 million.
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
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which makes significant changes to a number of aspects of the regulation of financial institutions. This legislation contains several provisions that either have had or could have an impact on us and/or our members. Because the Dodd-Frank Act requires several entities (among them, the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System, and the SEC) to issue a number of regulations, orders, determinations, and reports, the full effect of this legislation on us and our activities, and on our members and their activities, will become known only after the required regulations, orders, determinations, and reports are issued and implemented.
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
In addition, the regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services. For example, recent regulations issued by the Consumer Financial Protection Bureau regarding mortgage lending may result in decreased participation in the mortgage lending market by community financial institutions over time, which could reduce demand for our advances.
For a discussion of recent legislative and regulatory developments, see Item 1 — Business — Legislative and Regulatory Developments beginning on page 16 of this report.
Changes in our access to the interest rate derivatives market on acceptable terms may adversely affect our ability to maintain our current hedging strategies.
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access to the interest rate derivatives market through a diverse group of investment grade rated counterparties. Several factors could have an adverse impact on our access to the derivatives market, including changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. In addition, the financial market disruptions that occurred during the period from late 2007 through early 2009 resulted in mergers of several of our derivatives counterparties. Further consolidation of the financial services industry, if it occurs, could increase our concentration risk with respect to counterparties in this industry. Further, defaults by, or even negative rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide disruptions in which it may be difficult for us to find acceptable counterparties for such transactions. If changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to manage our interest rate risk effectively, which could adversely affect our financial condition and results of operations.
Prior to June 10, 2013, all of the derivatives we used to manage our interest rate risk were negotiated in the over-the-counter (“OTC”) derivatives market. Beginning on June 10, 2013, certain derivative transactions that we enter into are required to be cleared through a third-party clearinghouse, which exposes us to credit risk to other parties that we do not have when transacting in the OTC market. In addition, many of the other derivatives that we continue to trade in the OTC market could eventually be subject to central clearing. For our derivative transactions that are not cleared, we will be subject to an initial margin requirement beginning in September 2020 if those transactions have an aggregate notional balance of $8 billion or more. If applicable, this requirement may increase our hedging costs, which would negatively impact our results of operations.
Defaults by or the insolvency of one or more of our derivative counterparties could adversely affect our profitability and financial condition.
We regularly enter into derivative transactions with major financial institutions. Our financial condition and results of operations could be adversely affected if derivative counterparties to whom we have exposure fail.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The Bank owns a 157,000 square foot office building located at 8500 Freeport Parkway South, Irving, Texas. The Bank occupies approximately 89,000 square feet of space in this building.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 11, 2016, the Bank had 843 shareholders and 15,733,717 shares of capital stock outstanding.
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
Subject to Finance Agency directives and the terms of the Amended Joint Capital Enhancement Agreement described below, the Bank is permitted by statute and regulation to pay dividends on members’ capital stock in either cash or capital stock only from previously retained earnings or a portion of current net earnings. The Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings, nor may it declare or pay a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fail to meet its minimum capital requirements after paying such dividend (for a discussion of the Bank’s minimum capital requirements, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements). Further, the Bank may not declare or pay any dividends in the form of capital stock if excess stock held by its shareholders is greater than one percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than one percent of the Bank’s total assets. Shares of capital stock issued as dividend payments have the same rights, obligations, and restrictions as all other shares of capital stock, including rights, privileges, and restrictions related to the repurchase and redemption of capital stock. To the extent such shares represent excess stock, they may be repurchased or redeemed by the Bank in accordance with the provisions of the Bank’s Capital Plan.
The Bank, and the other FHLBanks, are parties to a Joint Capital Enhancement Agreement, as amended (the "Amended JCE Agreement"), which provides that the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account ("RRE Account"). Pursuant to the provisions of the Amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. The Amended JCE Agreement provides that during periods in which the Bank’s RRE Account is less than the amount prescribed in the preceding sentence, it may pay dividends only from unrestricted retained earnings or from the portion of its quarterly net income that exceeds the amount required to be allocated to its RRE Account. The allocations to, and restrictions associated with, its RRE Account have not had nor are they currently expected to have an effect on the Bank’s dividend payment practices. For additional information regarding the Amended JCE Agreement, see Item 1 — Business — Capital — Retained Earnings.
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. Prior to the fourth quarter of 2015, the Bank also had a long-standing practice of benchmarking the dividend rate that it pays on its capital stock to the average federal funds rate. In conjunction with the implementation of the changes to the Bank’s Capital Plan discussed above, the Bank's Board of Directors adopted new dividend target ranges for the two sub-classes of Class B Stock. While there can be no assurances about future dividends or future dividend rates, the target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates average one-month LIBOR, with the expectation that dividend rates on Class B-1 Stock will not be lower than the recent annualized rate of 0.375 percent on previously outstanding Class B shares. The target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates average one-month LIBOR plus 0.5 – 1.0 percent. When stock dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. Dividends are typically paid on the last business day of each quarter and are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the applicable rate for the preceding quarter. Beginning with the dividend that was paid on December 31, 2015, capital stock dividends are paid in the form of Class B-1 shares.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2015 and 2014. During each of the first three quarters of 2015 and all four quarters of 2014, the Bank paid dividends at an annualized rate equal to the upper end of the Federal Reserve’s target range for the federal funds rate for the immediately preceding quarter plus 12.5 basis points. The average effective federal funds rates for the fourth quarter of 2013, each quarter in 2014, and each of the first two quarters in 2015 were below the upper end of the Federal Reserve’s target range of 0.25 percent for the federal funds rate for those periods, which was also the rate that depository institutions could earn on both required and excess reserves maintained at the Federal Reserve during those periods. As a result of this disparity, the Bank elected to benchmark its dividends in the first three quarters of 2015 and all four quarters of 2014 to the upper end of the Federal Reserve’s target range for the federal funds rate. For the fourth quarter of 2015, the Bank paid dividends on average Class B Stock outstanding during the third quarter of 2015 at an annualized rate of 0.375 percent as average one-month LIBOR for the third quarter of 2015 was below 0.375 percent. All dividends in 2015 and 2014 were paid in the form of capital stock except for fractional shares, which were paid in cash.
DIVIDENDS PAID
(dollars in thousands)

	2015		2014
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$1,100	0.375%	$1,019	0.375%
Second Quarter	1,123	0.375%	984	0.375%
Third Quarter	1,200	0.375%	1,065	0.375%
Fourth Quarter	1,343	0.375%	1,135	0.375%
____________________________________

(1)
Amounts exclude (in thousands) $4, $5, $4 and $4 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2015, respectively. For financial reporting purposes, these dividends were classified as interest expense.

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

The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount sufficient to protect against potential identified economic or accounting losses due to specified interest rate, credit or operations risks. The results of the Bank's annual stress test mandated by the Dodd-Frank Act are also considered when establishing the Bank's retained earnings targets. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated in December 2015, calls for the Bank to maintain a total retained earnings balance of at least $520 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s

December 31, 2015 retained earnings balance of $762.2 million exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends on Class B-1 Stock in 2016 at a rate at least equal to average one-month LIBOR for the applicable dividend period, with the expectation that annualized dividend rates for Class B-1 Stock will not be lower than 0.375 percent. The Bank expects to pay dividends on Class B-2 Stock at an annualized rate that approximates average one-month LIBOR for the applicable dividend period plus 0.5 - 1.0 percent.
On March 21, 2016, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of capital stock (i.e., Class B-1 Stock) for the first quarter of 2016 at annualized rates of 0.375 percent (as average one-month LIBOR for the fourth quarter of 2015 was 0.251 percent) and 1.251 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2015 plus 1.0 percent), respectively. The first quarter 2016 dividend, to be applied to average Class B-1 Stock and Class B-2 Stock held during the period from October 1, 2015 through December 31, 2015, will be paid on March 31, 2016.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance sheet (at year end)
Advances	$24,746,802	$18,942,400	$15,978,945	$18,394,797	$18,797,834
Investments (1)	16,323,518	17,422,344	13,130,343	16,198,823	13,537,564
Mortgage loans	55,258	71,554	91,275	121,661	162,837
Allowance for credit losses on mortgage loans	141	143	165	183	192
Total assets	42,083,294	38,045,868	30,221,824	35,755,329	33,769,967
Consolidated obligations — discount notes	20,541,329	19,131,832	5,984,530	6,984,378	9,799,010
Consolidated obligations — bonds	18,025,959	16,078,700	21,486,712	25,697,936	20,070,056
Total consolidated obligations(2)	38,567,288	35,210,532	27,471,242	32,682,314	29,869,066
Mandatorily redeemable capital stock(3)	8,929	5,059	3,065	4,504	14,980
Capital stock — putable	1,540,132	1,222,738	1,123,675	1,216,986	1,255,793
Unrestricted retained earnings	699,213	650,224	615,620	549,617	488,739
Restricted retained earnings	62,990	49,552	39,850	22,276	5,918
Total retained earnings	762,203	699,776	655,470	571,893	494,657
Accumulated other comprehensive income (loss)	(103,023)	(3,601)	(32,641)	(18,245)	(45,615)
Total capital	2,199,312	1,918,913	1,746,504	1,770,634	1,704,835
Dividends paid(3)	4,766	4,203	4,293	4,555	5,378
Income statement
Net interest income (4)	$121,589	$120,583	$147,857	$161,389	$151,981
Other income (loss)	29,774	8,042	20,692	2,203	(16,917)
Other expense	76,702	74,725	70,913	72,711	77,419
Assessments (5)	7,468	5,391	9,766	9,090	9,815
Net income	67,193	48,509	87,870	81,791	47,830
Performance ratios
Net interest margin(6)	0.29%	0.35%	0.45%	0.45%	0.46%
Return on average assets	0.16%	0.14%	0.27%	0.23%	0.14%
Return on average equity	3.26%	2.67%	5.15%	4.77%	2.73%
Return on average capital stock (7)	4.98%	4.25%	7.92%	6.76%	3.59%
Total average equity to average assets	4.88%	5.29%	5.27%	4.83%	5.24%
Regulatory capital ratio(8)	5.49%	5.07%	5.90%	5.02%	5.23%
Dividend payout ratio (3)(9)	7.09%	8.66%	4.89%	5.57%	11.24%
Ratio of earnings to fixed charges	1.75 x	1.65 x	2.02 x	1.61 x	1.34 x
Interest rates
Average effective federal funds rate(10)	0.13%	0.09%	0.11%	0.14%	0.10%
Average one-month LIBOR (11)	0.20%	0.16%	0.19%	0.24%	0.23%
Average three-month LIBOR (11)	0.32%	0.23%	0.27%	0.43%	0.34%

____________________________________

(1)
Investments consist of federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2015, 2014, 2013, 2012 and 2011, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $905 billion, $847 billion, $767 billion, $688 billion and $692 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $38.6 billion, $35.2 billion, $27.6 billion, $32.6 billion and $29.7 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $17 thousand, $18 thousand, $22 thousand, $27 thousand and $54 thousand for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(4)
Net interest income (expense) excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income (expense) associated with such agreements totaled $(0.02) million, $1.36 million, $3.63 million, $10.41 million and $6.62 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(5)
Prior to the third quarter of 2011, the Bank was required to contribute a portion of its earnings to the Resolution Funding Corporation ("REFCORP"). On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligations to REFCORP with their July 2011 payments to REFCORP, which were derived from the FHLBanks' earnings for the second quarter of 2011. Accordingly, beginning July 1, 2011, the Bank's earnings are no longer reduced by a REFCORP assessment. Assessments includes $4.5 million of REFCORP assessments for the year ended December 31, 2011.

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

(9)	Dividend payout ratio is computed by dividing dividends paid by net income for the year.

(10)	Rates obtained from the Federal Reserve Statistical Release.

(11)	Rates obtained from Bloomberg.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013 beginning on page F-1 of this Annual Report on Form 10-K.

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
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small portfolio of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003 through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. In the first quarter of 2016, the Bank resumed acquiring conventional mortgage loans through the MPF program. Thus far in 2016, the Bank has acquired a very small amount of mortgage loans. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
The Bank's principal source of funds is debt issued in the capital markets. All 11 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent and all 11 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations.
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

Financial Market Conditions
Economic growth in the United States expanded moderately during 2015, 2014 and 2013. The gross domestic product increased 1.5 percent, 2.4 percent and 2.4 percent in 2013, 2014 and 2015, respectively. The nationwide unemployment rate fell from 7.9 percent at the end of 2012 to 6.7 percent at the end of 2013, 5.6 percent at the end of 2014 and 5.0 percent at the end of 2015. Housing prices improved in most major metropolitan areas during 2013, 2014 and 2015.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2013, 2014 and most of 2015. During these years, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate equivalent to the upper boundary of the target range for federal funds. A sustained increase in bank reserves during those years combined with the rate of interest being paid on those reserves has contributed to a decline in the volume of transactions taking place in the overnight federal funds market and an effective federal funds rate that has generally been below the upper end of the targeted range for all of 2013, 2014 and 2015. In December 2015, the FOMC raised the target range for the federal funds rate from 0.25 percent to 0.50 percent. At its March 2016 meeting, the FOMC stated that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run.
One-month and three-month LIBOR rates declined from 0.21 percent and 0.31 percent, respectively, as of December 31, 2012 to 0.17 percent and 0.25 percent, respectively, at the end of 2013. One-month and three-month LIBOR were 0.17 percent and 0.26 percent, respectively, at the end of 2014 and increased to 0.43 percent and 0.61 percent, respectively, at the end of 2015. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest that inter-bank lending markets are reasonably stable.
The following table presents information on various market interest rates at December 31, 2015 and 2014 and various average market interest rates for the years ended December 31, 2015, 2014 and 2013.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2015	2014	2015	2014	2013
Federal Funds Target (1)	0.50%	0.25%	0.26%	0.25%	0.25%
Average Effective Federal Funds Rate (2)	0.20%	0.06%	0.13%	0.09%	0.11%
1-month LIBOR (1)	0.43%	0.17%	0.20%	0.16%	0.19%
3-month LIBOR (1)	0.61%	0.26%	0.32%	0.23%	0.27%
2-year LIBOR (1)	1.18%	0.90%	0.88%	0.62%	0.44%
5-year LIBOR (1)	1.74%	1.77%	1.62%	1.75%	1.32%
10-year LIBOR (1)	2.19%	2.28%	2.18%	2.65%	2.47%
3-month U.S. Treasury (1)	0.16%	0.04%	0.05%	0.03%	0.06%
2-year U.S. Treasury (1)	1.06%	0.67%	0.69%	0.46%	0.31%
5-year U.S. Treasury (1)	1.76%	1.65%	1.53%	1.64%	1.17%
10-year U.S. Treasury (1)	2.27%	2.17%	2.14%	2.54%	2.35%
____________________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
2015 In Summary

•
The Bank ended 2015 with total assets of $42.1 billion compared with $38.0 billion at the end of 2014. The $4.1 billion increase in total assets was attributable primarily to increases in the Bank's advances ($5.8 billion) and long-term investments ($2.0 billion), offset by a decrease in the Bank's short-term liquidity portfolio ($3.8 billion).

•
Total advances at December 31, 2015 were $24.7 billion, compared to $18.9 billion at the end of 2014. During 2015, the Bank's lending activities expanded due to increased demand for loans at member institutions, which the Bank attributes to improving economic conditions and more robust activity in the housing markets served by its members.

•
The Bank’s net income for 2015 was $67.2 million, which represented a return on average capital stock of 4.98 percent. In comparison, the Bank's net income for 2014 was $48.5 million, which represented a return on average capital stock of 4.25 percent for that year. The $18.7 million increase in net income from 2014 to 2015 was attributable in large part to $18.4 million in gains on the sales of long-term investment securities in 2015. The Bank did not sell any long-term investment securities in 2014.

•
At all times during 2015, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $762.2 million at December 31, 2015 from $699.8 million at December 31, 2014. Retained earnings represented 1.8 percent of total assets at both December 31, 2015 and 2014. At December 31, 2015, the balance of the Bank's restricted retained earnings account was $63.0 million.

•	In 2015, the Bank paid dividends totaling $4.8 million; the quarterly dividends during the year were each paid at an annualized rate of 0.375 percent.
Financial Condition
The following table provides selected period-end balances as of December 31, 2015, 2014 and 2013, as well as selected average balances for the years ended December 31, 2015, 2014 and 2013. As shown in the table, the Bank’s total assets increased by 10.6 percent (or $4.0 billion) during the year ended December 31, 2015 after increasing by 25.9 percent (or $7.8 billion) during the year ended December 31, 2014. The increase in total assets during the year ended December 31, 2015 was attributable primarily to increases in the Bank's advances ($5.8 billion), long-term available-for-sale securities portfolio ($3.3 billion) and holdings of U.S. Treasury Notes ($0.2 billion), partially offset by decreases in the Bank's short-term liquidity portfolio ($3.8 billion) and long-term held-to-maturity securities portfolio ($1.4 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2015, total consolidated obligations increased by $3.4 billion, as consolidated obligation discount notes and consolidated obligation bonds increased by $1.4 billion and $2.0 billion, respectively.
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

The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2015			December 31, 2014			Balance at December 31, 2013
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$24,747	$5,805	30.6%	$18,942	$2,963	18.5%	$15,979
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	800	(680)	(45.9)	1,480	630	74.1	850
Securities purchased under agreements to resell	1,000	650	185.7	350	350	*	—
Federal funds sold	2,171	(3,442)	(61.3)	5,613	4,145	282.4	1,468
U.S Treasury Bills	—	(400)	(100.0)	400	(600)	(60.0)	1,000
Long-term investments
Trading securities	202	202	*	—	—	—	—
Available-for-sale securities	9,713	3,324	52.0	6,389	933	17.1	5,456
Held-to-maturity securities	3,228	(1,434)	(30.8)	4,662	(537)	(10.3)	5,199
Mortgage loans, net	55	(16)	(22.5)	71	(20)	(22.0)	91
Total assets	42,083	4,037	10.6	38,046	7,824	25.9	30,222
Consolidated obligations — bonds	18,026	1,947	12.1	16,079	(5,408)	(25.2)	21,487
Consolidated obligations — discount notes	20,541	1,409	7.4	19,132	13,148	219.7	5,984
Total consolidated obligations	38,567	3,356	9.5	35,211	7,740	28.2	27,471
Mandatorily redeemable capital stock	9	4	80.0	5	2	66.7	3
Capital stock	1,540	317	25.9	1,223	99	8.8	1,124
Retained earnings	762	62	8.9	700	45	6.9	655
Average total assets	42,186	7,776	22.6	34,410	2,046	6.3	32,364
Average capital stock	1,350	208	18.2	1,142	32	2.9	1,110
Average mandatorily redeemable capital stock	4	—	—	4	(1)	(20.0)	5
____________________________________

*	The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2015, 2014 and 2013.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$17,726	72%	$13,608	72%	$11,537	73%
Thrifts	2,590	11	2,399	13	2,478	16
Credit unions	2,763	11	1,968	11	1,362	9
Insurance companies	1,546	6	799	4	365	2
Community Development Financial Institutions	11	—	4	—	1	—
Total member advances	24,636	100	18,778	100	15,743	100
Housing associates	2	—	2	—	29	—
Non-member borrowers	12	—	15	—	23	—
Total par value of advances	$24,650	100%	$18,795	100%	$15,795	100%
Total par value of advances outstanding to CFIs (1)	$6,559	27%	$6,362	34%	$5,541	35%
____________________________________

(1)
The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2015, 2014 and 2013 based upon the definitions of CFIs that applied as of those dates.

The Bank's advances balances (at par value) increased $5.8 billion during 2015. The Bank's lending activities expanded due to increased demand for loans from some of its larger borrowers, which the Bank attributes to increased loan demand and a decrease in liquidity levels at those institutions. In addition, as discussed further in the section entitled "Capital," the Bank made available a special advances offering during the period from October 21, 2015 through December 31, 2015. Under this offering, the activity-based stock investment requirement was reduced from 4.1 percent to 2 percent for advances with a minimum maturity of one year or greater, provided the advances increased the member institution's outstanding advances balance above its October 20, 2015 balance, less any advances balances that were scheduled to mature during the period from October 21, 2015 through December 31, 2015. Approximately $4.9 billion of advances were funded under this offering. Advances to the Bank's five largest borrowers increased from $4.5 billion at December 31, 2014 to $6.5 billion at December 31, 2015 and the proportion of total advances attributable to the five largest borrowers increased from 24 percent to 26 percent at those same dates.
The Bank's advances balances (at par value) increased $3.0 billion during 2014, despite the repayment (on May 7, 2014) of $1.0 billion of advances by Comerica Bank, the Bank's largest borrower at December 31, 2013. Comerica Bank had no advances outstanding at December 31, 2015 or 2014. The increase in the Bank's advances was due to increased demand for loans at member institutions, which the Bank attributed to improving economic conditions and more robust activity in the housing markets served by its members. Advances to the Bank's five largest borrowers increased from $4.2 billion at December 31, 2013 to $4.5 billion at December 31, 2014 but the proportion of total advances attributable to the five largest borrowers decreased from 27 percent to 24 percent at those same dates.

At December 31, 2015, advances outstanding to the Bank’s five largest borrowers totaled $6.5 billion, representing 26.2 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2015.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2015
Name	Par Value of Advances	Percent of Total Par Value of Advances
Texas Capital Bank, N.A.	$1,500	6.1%
LegacyTexas Bank	1,440	5.8
Centennial Bank	1,400	5.7
Southside Bank	1,148	4.7
Security Service FCU	963	3.9
	$6,451	26.2%
As of December 31, 2014 and 2013, advances outstanding to the Bank’s five largest borrowers comprised $4.5 billion (24 percent) and $4.2 billion (27 percent), respectively, of the total advances portfolio.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2015 and 2014.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2015		December 31, 2014
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$17,220	69.9%	$16,540	88.0%
Adjustable/variable-rate indexed	5,949	24.1	527	2.8
Amortizing	1,481	6.0	1,728	9.2
Total par value	$24,650	100.0%	$18,795	100.0%
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
Short-Term Liquidity Holdings
At December 31, 2015, the Bank’s short-term liquidity holdings were comprised of $2.2 billion of overnight federal funds sold, a $1.0 billion overnight reverse repurchase agreement and $0.8 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. At December 31, 2014, the Bank’s short-term liquidity holdings were comprised of $5.6 billion of overnight federal funds sold, $1.5 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas, $0.4 billion of U.S. Treasury Bills and $0.4 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during 2015 and 2014 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and, on and after July 14, 2015, the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1- Business (specifically, the section entitled Legislative and Regulatory Developments beginning on page 16 of this report).
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
As of December 31, 2015, the Bank’s overnight federal funds sold consisted of $0.1 billion sold to counterparties rated double-A, $1.6 billion sold to counterparties rated single-A and $0.5 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2015 and 2014 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2015	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)

Debentures

U.S. government-guaranteed obligations	$22	$498	$202	$722	$21
GSE obligations	—	5,339	—	5,339	—
State housing agency obligations	110	—	—	110	110
Other	—	371	—	371	—
Total debentures	132	6,208	202	6,542	131

MBS portfolio
U.S. government-guaranteed residential MBS	4	—	—	4	4
GSE residential MBS	2,909	—	—	2,909	2,931
GSE commercial MBS	62	3,505	—	3,567	61
Non-agency residential MBS	121	—	—	121	135
Total MBS	3,096	3,505	—	6,601	3,131
Total long-term investments	$3,228	$9,713	$202	$13,143	$3,262

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2014
Debentures
U.S. government-guaranteed obligations	$27	$50	$—	$77	$27
GSE obligations	—	4,922	—	4,922	—
Other	—	411	—	411	—
Total debentures	27	5,383	—	5,410	27

MBS portfolio
U.S. government-guaranteed residential MBS	7	—	—	7	7
GSE residential MBS	4,424	—	—	4,424	4,471
GSE commercial MBS	62	1,006	—	1,068	62
Non-agency residential MBS	142	—	—	142	160
Total MBS	4,635	1,006	—	5,641	4,700
Total long-term investments	$4,662	$6,389	$—	$11,051	$4,727

The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). As of December 31, 2015, the Bank held $6.7 billion of MBS (at amortized cost), which represented 291 percent of its total regulatory capital at that date. As of December 31, 2014, the Bank held $5.7 billion of MBS (at amortized cost), which represented 295 percent of its total regulatory capital at that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
During the years ended December 31, 2014 and 2013, the Bank acquired $0.4 billion, and $1.7 billion, respectively, of LIBOR-indexed floating rate collateralized mortgage obligations ("CMOs") issued by either Fannie Mae or Freddie Mac that the Bank designated as held-to-maturity. As further described below, the floating rate coupons of these residential MBS ("RMBS") are subject to interest rate caps. In addition, during 2015 and 2014, the Bank acquired $2.5 billion and $1.0 billion of GSE commercial MBS ("CMBS"), all of which are backed by multifamily loans. Substantially all of the GSE CMBS purchases were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps.
In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments subject to certain limitations. These investments include but are not limited to the non-MBS debt obligations of other GSEs, provided such investments in any single GSE do not exceed the lesser of the Bank’s total regulatory capital or that GSE's total capital, taking into account the financial support provided by the U.S. Department of the Treasury, if applicable, at the time new investments are made.
During the year ended December 31, 2015, the Bank purchased $1.5 billion of GSE debentures, all of which were non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System. Substantially all of these securities were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of these securities were classified as available-for-sale. The Bank did not purchase any GSE debentures during the years ended December 31, 2014 or 2013. The Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital at the time of purchase. In addition, in 2015, the Bank also acquired $0.5 billion of U.S. government-guaranteed debentures (classified as available-for-sale), $0.2 billion of U.S. Treasury Notes (classified as trading) and $0.1 billion of state housing agency obligations (classified as held-to-maturity); the Bank did not acquire any of these types of investments in 2014 or 2013. Subject to applicable regulatory limits and the constraints imposed by the Finance Agency's recent guidance regarding core mission achievement, the Bank may continue to add these types of securities to its long-term investment portfolio if attractive opportunities to do so are available.
During the years ended December 31, 2015, 2014 and 2013, proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $0.7 billion, $1.0 billion and $1.7 billion, respectively. Proceeds from maturities of available-for-sale securities totaled $40 million and $26 million during the years ended December 31, 2015 and 2014, respectively. There were no maturities or paydowns of available-for-sale securities during the year ended December 31, 2013. During the year ended December 31, 2015, the Bank sold approximately $816 million (par value) of GSE RMBS (CMO LIBOR floaters with embedded caps) classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $14.5 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in GSE CMBS. During 2015, the Bank also sold approximately $871 million (par value) of GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $3.9 million. The GSE debentures that were sold were replaced with longer-dated GSE debentures. The Bank did not sell any long-term investments during the years ended December 31, 2014 or 2013.
As of December 31, 2015, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation, were rated triple-A by Moody's and Fitch and A by S&P. Further, the Bank's holdings of state housing agency debentures were rated triple-A by Moody's, S&P and Fitch. The credit ratings associated with the Bank's holdings of non-agency RMBS are presented in the table below.
The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. At December 31, 2015, the gross unrealized losses on the Bank’s held-to-maturity and available-for-sale investment securities were $10.4 million and $97.0 million, respectively. As of that date, $9.1 million (or 87 percent) of the unrealized losses associated with its held-to-maturity securities portfolio were related to the Bank's holdings of non-agency (i.e., private-label) RMBS. For a summary of the Bank's OTTI evaluation, see the audited financial statements included in this report (specifically, Notes 4 and 5 beginning on pages F-18 and F-21, respectively).

The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2015 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2015. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$1,226	$1,226	$1,226	$1,204	$22
Triple-B	5	24,744	24,744	24,744	23,341	1,403
Double-B	4	4,268	4,269	4,269	4,022	247
Single-B	4	20,920	20,814	18,649	18,805	2,009
Triple-C	12	90,373	82,592	65,487	77,849	5,379
Single-D	1	11,763	9,275	7,169	9,478	—
Total	27	$153,294	$142,920	$121,544	$134,699	$9,060
At December 31, 2015, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities with an aggregate unpaid principal balance of $25 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $128 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2014, the Bank’s non-agency RMBS portfolio was comprised of 8 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $33 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $148 million. None of the Bank's non-agency RMBS were paid in full during the year ended December 31, 2015.

The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2015 by classification by the originator at the time of issuance and collateral type; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.
NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

						Weighted Average Collateral Delinquency (1)(2)	Credit Enhancement Statistics
Classification	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses		Current Weighted Average (1)(3)	Original Weighted Average (1)	Minimum Current (4)
Prime collateral(5)	23	$121	$115	$108	$7	17.58%	32.79%	37.55%	—%
Alt-A collateral(5)	4	32	28	27	2	23.20%	21.24%	30.38%	1.31%
Total non-agency RMBS	27	$153	$143	$135	$9	18.76%	30.38%	36.05%	—%

Fixed-rate collateral	8	$25	$22	$21	$1	12.45%	2.07%	7.21%	—%
Option ARM collateral	19	128	121	114	8	19.99%	35.89%	41.67%	8.09%
Total non-agency RMBS	27	$153	$143	$135	$9	18.76%	30.38%	36.05%	—%
____________________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned.

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

(4)	Minimum credit enhancement reflects the security in each category with the lowest current credit enhancement.

(5)	Reflects the label assigned to the securities by the originator at the time of issuance.
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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of the end of each calendar quarter in 2015 under a base case (or best estimate) scenario. The procedures used in these analyses, together with the results thereof, are summarized in Note 5 to the Bank’s audited financial statements included in this report.
During the period from 2009 through 2012, the Bank recorded credit impairments totaling $13.0 million on 14 of its non-agency RMBS. During 2015 and 2014, the Bank recorded credit impairments totaling $33,000 and $37,000, respectively, on one previously unimpaired security. Through December 31, 2015, actual principal shortfalls on these 15 securities have totaled $1.7 million. Based on the cash flow analyses performed as of December 31, 2015, the Bank currently expects to recover in future periods approximately $9.9 million of the previously recorded losses. These anticipated recoveries (i.e., increases in cash flows expected to be collected) will be accreted as interest income over the remaining lives of the applicable securities.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2015 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning October 1, 2015 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. As of December 31, 2015, approximately $1,000 of additional credit losses would have been recorded under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of CMOs with variable-rate coupons ($3.1 billion par value at December 31, 2015) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2015, one-month LIBOR was 0.43 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($2.8 billion) was between 6.00 percent and 7.00 percent. As of December 31, 2015, one-month LIBOR rates were approximately 552 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.65 billion of interest rate caps with remaining maturities ranging from 5 months to 68 months as of December 31, 2015 and strike rates ranging from 6.50 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of December 31, 2015.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2016	200	6.50%
Second quarter 2016	250	7.00%
Third quarter 2018	200	6.50%
First quarter 2019	250	6.50%
Third quarter 2021 (1)	750	6.50%
	$1,650

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.

Consolidated Obligations and Deposits
During the year ended December 31, 2015, the Bank’s outstanding consolidated obligations (at par value) increased by $3.3 billion; consolidated obligation discount notes increased by $1.4 billion and consolidated obligation bonds increased by $1.9 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2015 and 2014.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2015		December 31, 2014
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$9,244	51.3%	$4,169	25.9%
Callable	2,515	13.9	4,209	26.1
Variable-rate	3,625	20.1	4,471	27.8
Callable step-up	2,510	13.9	3,112	19.3
Callable step-down	150	0.8	150	0.9
Total par value	$18,044	100.0%	$16,111	100.0%
Fixed-rate bonds have coupons that are fixed over the life of the bond. Some fixed-rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Variable-rate bonds have variable-rate coupons that generally reset based on either one-month or three-month LIBOR; these bonds may contain caps that limit the increases in the variable-rate coupons. Callable step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2015 and 2014 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by by the Bank or the other FHLBanks.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed-rate consolidated obligation bonds that it issues to variable-rate instruments that periodically reset based on an index such as one-month or three-month LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable-rate coupon on the interest rate swap that resets based on either one-month or three-month LIBOR. Typically, the formula for the variable-rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to three-month LIBOR minus 15 basis points.
During the years ended December 31, 2015, 2014 and 2013, the Bank issued $18.1 billion, $11.4 billion and $7.9 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations and to support some of the growth in the Bank's balance sheet. During the year ended December 31, 2015, the Bank's consolidated obligation bond issuance consisted primarily of fixed-rate non-callable bonds (most of which were swapped) and swapped fixed-rate callable bonds, including step-up bonds.
The majority of the consolidated obligation bonds issued during the year ended December 31, 2014 (based on par value) were swapped fixed-rate callable bonds, including step-up bonds. During the year ended December 31, 2013, the Bank's bond issuance consisted of approximately equal amounts of fixed-rate non-callable bonds (a large portion of which were swapped), swapped fixed-rate callable bonds and variable-rate bonds.
At December 31, 2015 and 2014, discount notes comprised approximately 53 percent and 54 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2015, the Bank issued approximately $97 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes, as well as to fund a portion of the growth in the Bank's advances and investments.

The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the size of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2015, 2014 and 2013, the weighted average LIBOR cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 14 basis points, LIBOR minus 15 basis points and LIBOR minus 14 basis points, respectively.
The Bank's funding levels for consolidated obligation bonds deteriorated in the second half of 2015 due to a significant decrease in swap spreads during that period. Swap spreads tightened due to several factors, including a higher volume of corporate debt issuance and a rise in repo rates, both of which occurred during the second half of 2015. As a result of these funding levels, the Bank relied more heavily on the use of consolidated obligation discount notes during this period.
The cost of the Bank's consolidated obligation discount notes also increased during the second half of 2015 due to short-term debt investors' desire to invest only in very short maturity instruments, which was attributable to the uncertainty early in the six-month period regarding a potential interest rate increase by the FOMC. Dealers' reduced capacity to hold consolidated obligation discount notes (due to balance sheet constraints) also contributed to the increase in the Bank's discount note funding costs.
Demand and term deposits were $1.0 billion and $0.8 billion at December 31, 2015 and 2014, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.5 billion and $1.2 billion at December 31, 2015 and 2014, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) was $1.4 billion and $1.1 billion, respectively.
At December 31, 2015, the Bank’s five largest shareholders held $278 million of capital stock, which represented 17.9 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2015.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2015
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Prosperity Bank	$68,748	4.4%
Centennial Bank	59,530	3.8
Texas Capital Bank, N.A.	51,124	3.3
Southside Bank	51,047	3.3
LegacyTexas Bank	47,254	3.1
	$277,703	17.9%
As of December 31, 2015, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

As described in Item 1 — Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. There were no changes to the investment requirements during the years ended December 31, 2014 or 2013.
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
The Bank’s Board of Directors may declare dividends at the same rate for all shares of Class B Stock, or at different rates for Class B-1 Stock and Class B-2 Stock, provided that in no event can the dividend rate on Class B-2 Stock be lower than the dividend rate on Class B-1 Stock. Dividend payments may be made in the form of cash, additional shares of either, or both, sub-classes of Class B Stock, or a combination thereof as determined by the Bank’s Board of Directors. As the Bank’s dividends for any given quarter are based upon average capital stock outstanding during the preceding quarter, the first time that differential dividend rates will be paid is the first quarter of 2016. For additional information, see Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Further, under the amended Capital Plan, the Bank’s Board of Directors may also establish one or more separate advances investment requirement percentages (each an "advance type specific percentage") within the range described above to be applied to a specific category of advances in lieu of the generally applicable advances-related investment requirement percentage in effect at the time. Such category of advances may be defined as a particular advances product offering, advances with particular maturities or other features, advances that represent an increase in member borrowing, or such other criteria as the Bank’s Board of Directors may determine. Any advance type specific percentage may be established for an indefinite period of time, or for a specific time period, at the discretion of the Bank’s Board of Directors. Pursuant to the amended Capital Plan, any changes to either the membership or activity-based investment requirements require at least 30 days advance notice to the Bank’s members.

On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. The terms of this special advances offering were as follows:

•	Advances with a minimum maturity of one year or greater were eligible for the reduced activity-based investment requirement;

•
Advances funded had to increase the member institution's outstanding advances balance above its October 20, 2015 balance, less any advances balances that were scheduled to mature during the period from October 21, 2015 through December 31, 2015; and

•
The total advances offering was $8 billion. Of this total offering, $2 billion was reserved through December 1, 2015 for members whose total assets fell below the then-applicable three-year average asset cap for CFIs ($1.123 billion).

The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply during that period.
Periodically, the Bank repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. In 2015 and prior years, the Bank generally repurchased surplus stock on or about the last business day of the month following the end of each calendar quarter. As noted below, this practice was modified for the repurchase that occurred in the first quarter of 2016. For the quarterly repurchases that occurred during the period from January 31, 2013 through August 7, 2015, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred during this period, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less, or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchase that occurred on November 6, 2015, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchase that occurred on November 6, 2015, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $1,000,000 or less, or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchase that occurred on February 25, 2016, surplus stock was defined as the amount of stock held by a member in excess of 125 percent of the member’s minimum investment requirement; a member's surplus stock was not repurchased on that date if the amount of that member's surplus stock was $2,500,000 or less, or if, subject to certain exceptions, the member was on restricted collateral status. For each of the repurchases that occurred in 2015 and the repurchase that occurred on February 25, 2016, members were given the opportunity to opt-out of the repurchase if they chose to do so. Based on member elections, surplus stock totaling $107.4 million, $60.0 million, $44.7 million, $27.0 million and $56.2 million, which otherwise would have been repurchased on January 30, 2015, April 30, 2015, August 7, 2015, November 6, 2015 and February 25, 2016, respectively, was not repurchased. In the future, the Bank may continue this practice or, alternatively, it may modify its practices for repurchasing and managing excess stock in other ways that would allow members to hold larger amounts of excess stock.
At December 31, 2015, excess stock held by the Bank’s members and former members totaled $359 million, which represented 0.9 percent of the Bank’s total assets as of that date.

The following table sets forth the repurchases of surplus stock that have occurred since January 1, 2013.

SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2013	1,984,274	$198,427	$—
April 30, 2013	1,685,559	168,556	—
July 31, 2013	1,828,794	182,879	—
October 31, 2013	2,240,918	224,092	—
January 31, 2014	2,413,181	241,318	—
April 30, 2014	1,289,766	128,977	—
July 31, 2014	2,586,078	258,608	—
October 31, 2014	2,722,135	272,214	—
January 30, 2015	1,347,470	134,747	—
April 30, 2015	1,587,217	158,722	—
August 7, 2015	1,757,714	175,771	—
November 6, 2015	1,056,555	105,656	—
February 25, 2016	1,037,073	103,707	—
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
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2015, 2014 and 2013, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2015, 2014 and 2013 was $8.9 million, $5.1 million and $3.1 million, respectively. For the years ended December 31, 2015, 2014 and 2013, average mandatorily redeemable capital stock was $4.2 million, $4.1 million and $5.3 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2015 and 2014.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial banks	$1,065	69%	$844	69%
Thrifts	152	10	126	10
Credit unions	226	15	189	16
Insurance companies	97	6	64	5
Total capital stock classified as capital	1,540	100	1,223	100
Mandatorily redeemable capital stock	9	—	5	—
Total regulatory capital stock	$1,549	100%	$1,228	100%
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
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. All of the Bank’s derivative instruments that are designated in ASC 815 hedging relationships are either hedging fair value risk attributable to changes in LIBOR, the designated benchmark interest rate, or hedging the variability of cash flows associated with forecasted transactions.
ASC 815 requires that all derivative instruments be recorded in the statements of condition at their fair values. Changes in the fair values of the Bank’s derivatives, other than those designated in cash flow hedging relationships, are recorded each period in current earnings. ASC 815 also sets forth conditions that must exist in order for balance sheet items to qualify for fair value hedge accounting. If an asset or liability qualifies for fair value hedge accounting, changes in the fair value of the hedged item that are attributable to the hedged risk are also recorded in earnings. As a result, the net effect is that only the “ineffective” portion of a qualifying fair value hedge has an impact on current earnings. To the extent they are effective, changes in the fair values of the Bank’s derivatives designated in cash flow hedging relationships are recorded each period in other comprehensive income.
Under ASC 815, periodic earnings variability for fair value hedges occurs in the form of the net difference between changes in the fair values of the derivative (the hedging instrument) and the hedged item (the asset or liability), if any, for accounting purposes. For the Bank, two types of fair value hedging relationships are primarily responsible for creating earnings volatility.
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
The second type involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that either do not qualify for fair value hedge accounting under ASC 815 or are not designated in an ASC 815 fair value hedging relationship (hereinafter referred to as an “economic hedge”). For instance, as described above, the Bank holds interest rate caps as a hedge against embedded caps in its variable-rate CMOs classified as held-to-maturity securities. The changes in fair value of the interest rate caps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the variable-rate CMOs with embedded caps), which increases the volatility of the Bank’s earnings. The impact of these changes in value on earnings over the life of the transactions will equal the purchase price of the caps if these instruments are held until their maturity. In addition, from time to time, the Bank uses interest rate basis swaps to reduce its exposure to changes in spreads between one-month and three-month LIBOR and the Bank uses interest rate swaps to convert variable-rate consolidated obligations from one index rate (e.g., the daily federal funds rate) to another index rate (e.g., one-month or three-month LIBOR). From time to time, the Bank also uses fixed-for-floating interest rate swaps to hedge its fair value risk exposure associated with some of its longer-term discount notes. Excluding net interest settlements, the impact of the changes in fair value of these stand-alone interest rate swaps on earnings over the life of the transactions will be zero if these instruments are held until their maturity. The Bank generally holds its discount note swaps and federal funds floater swaps to maturity.
At times, the Bank enters into fixed rate advances that provide members with the right to increase the principal amount of the advance on a specified future date at the original interest rate for the remaining term of the advance, provided the member has satisfied all of the customary requirements for that advance. The Bank hedges these commitments through the use of interest rate swaptions. At December 31, 2015, the Bank was a party to two interest rate swaptions with an aggregate notional balance of $4.0 million. These swaptions were designated as fair value hedges of the optional commitments associated with existing advances. As of December 31, 2014 and 2013, the Bank was not a party to any interest rate swaptions.
During 2013, the Bank had outstanding interest rate swaptions to hedge optional advance commitments that provided members with the right to enter into advances at specified fixed rates and terms on specified future dates. The Bank treated these swaptions as economic hedges and irrevocably elected to carry the hedged optional advance commitments at fair value under the fair value option in an effort to mitigate the potential income statement volatility that could arise from these economic hedging relationships.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2015, 2014 and 2013, the Bank’s notional balance of interest rate exchange agreements was $31.0 billion, $24.9 billion and $31.2 billion, respectively, while its total assets were $42.1 billion, $38.0 billion and $30.2 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2015, 2014 and 2013.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2015
Advances	$3,361	$1,443	$—	$2	$4,806
Investments	—	9,375	—	1,753	11,128
Consolidated obligation bonds	—	12,988	—	—	12,988
Consolidated obligation discount notes	—	—	100	—	100
Intermediary positions	—	—	—	2,006	2,006
Total notional balance	$3,361	$23,806	$100	$3,761	$31,028
December 31, 2014
Advances	$3,593	$1,369	$—	$2	$4,964
Investments	—	5,878	—	2,901	8,779
Consolidated obligation bonds	—	10,102	—	—	10,102
Intermediary positions	—	—	—	1,030	1,030
Total notional balance	$3,593	$17,349	$—	$3,933	$24,875
December 31, 2013
Advances	$3,714	$1,107	$—	$—	$4,821
Investments	—	4,925	—	4,100	9,025
Consolidated obligation bonds	—	13,473	—	—	13,473
Balance sheet	—	—	—	3,700	3,700
Intermediary positions	—	—	—	228	228
Total notional balance	$3,714	$19,505	$—	$8,028	$31,247

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2015 and 2014.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2015	2014
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$3,569	$3,445
		Economic	2	2

Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	1,227	1,492

Interest rate cap	Offsets the interest rate cap embedded in a variable-rate advance.	Fair Value	—	25

Pay fixed, receive floating interest rate swap combined with purchased swaption	Converts the advance’s fixed rate to a variable- rate index and offsets an optional commitment embedded in the advance that allows the member to increase the amount of the advance.	Fair Value	8	—
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	9,375	5,878
		Economic	103	1

Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable-rate investment securities.	Economic	1,650	2,900
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	7,563	2,265
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	5,425	7,702
Receive floating with embedded features, pay floating interest rate swap (callable)	Offsets the interest rate cap and option risk embedded in the bond.	Fair Value	—	135
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling 3-month discount notes to fixed cash flows.	Cash Flow	100	—
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	1,926	950
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	80	80
Total			$31,028	$24,875

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the years ended December 31, 2015, 2014 and 2013.
NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Intermediary Transactions	Balance Sheet	Total
Year ended December 31, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(6)	$96	$(1)	$—	$—	$—	$89
Net interest settlements included in net interest income (2)	(94)	(218)	132	(1)	—	—	(181)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	1	—	—	—	—	1
Net gains on economic hedges	—	1	3	—	1	—	5
Total net gains on derivatives and hedging activities	—	2	3	—	1	—	6
Net impact of derivatives and hedging activities	(100)	(120)	134	(1)	1	—	(86)
Net loss on hedged financial instruments classified as trading	—	(1)	—	—	—	—	(1)
	$(100)	$(121)	$134	$(1)	$1	$—	$(87)
Year ended December 31, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$109	$—	$—	$—	$—	$109
Net interest settlements included in net interest income (2)	(110)	(196)	117	—	—	—	(189)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	(1)	(3)	1	—	—	—	(3)
Net gains (losses) on economic hedges	—	(3)	—	—	1	3	1
Net interest settlements on economic hedges	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	(1)	(6)	1	—	1	4	(1)
Net impact of derivatives and hedging activities	$(111)	$(93)	$118	$—	$1	$4	$(81)
Year ended December 31, 2013
Amortization/accretion of hedging activities in net interest income (1)	$—	$107	$(5)	$—	$—	$—	$102
Net interest settlements included in net interest income (2)	(140)	(188)	124	—	—	—	(204)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	3	2	—	—	—	5
Net losses on economic hedges	—	—	(1)	—	—	(3)	(4)
Net interest settlements on economic hedges	—	—	1	—	—	3	4
Total net gains on derivatives and hedging activities	—	3	2	—	—	—	5
Net impact of derivatives and hedging activities	$(140)	$(78)	$121	$—	$—	$—	$(97)
____________________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2015, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $13 billion.
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
As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into on and after June 10, 2013 are required to be cleared through a third-party central clearinghouse. As of December 31, 2015, the Bank had cleared trades outstanding with notional amounts totaling $17 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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
As of December 31, 2015, cash collateral totaling $287 million had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank held $2 million of cash as collateral from two of its non-member bilateral derivative counterparties under the terms of the applicable collateral exchange agreements. In addition, the Bank had pledged $237 million of cash and $300 million (fair value) of securities as collateral for its cleared derivatives as of December 31, 2015.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2015.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	1	$445.0	$1.6	$(1.5)	$—	$0.1
Liability positions with credit exposure
Single-A	3	2,524.2	(45.8)	48.9	—	3.1
Triple-B	1	1,568.9	(27.1)	28.4	—	1.3
Cleared derivatives (3)	—	17,377.6	(231.5)	236.9	300.2	305.6
Total derivative positions with non-member counterparties to which the Bank had credit exposure	5	21,915.7	(302.8)	312.7	300.2	310.1
Liability positions without credit exposure (4)	12	8,108.8	(216.0)	209.7	—	—
Total non-member counterparties	17	30,024.5	(518.8)	$522.4	$300.2	$310.1

Member institutions (5)
Asset positions	11	963.0	13.2
Liability positions	1	40.0	(0.6)
Total member institutions	12	1,003.0	12.6
Total	29	$31,027.5	$(506.2)
____________________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of December 31, 2015.

(2)	Includes amounts that had not settled as of December 31, 2015.

(3)	The counterparties to the Bank's cleared derivatives transactions are unrated.

(4)
The figures for the liability positions without credit exposure included transactions with a counterparty that is affiliated with a member institution and transactions with two counterparties that are affiliated with a non-member shareholder of the Bank. Transactions with those counterparties had an aggregate notional principal of $3.2 billion.

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

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 105 percent and 109 percent at December 31, 2015 and 2014, respectively. For additional discussion, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
Results of Operations
Net Income
Net income for 2015, 2014 and 2013 was $67.2 million, $48.5 million and $87.9 million, respectively. The Bank’s net income for 2015 represented a return on average capital stock (“ROCS”) of 4.98 percent. In comparison, the Bank’s ROCS was 4.25 percent in 2014 and 7.92 percent in 2013. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2015, 2014 and 2013, the Bank’s AHP assessments totaled $7.5 million, $5.4 million and $9.8 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2015, 2014 and 2013, the Bank’s income before assessments was $74.7 million, $53.9 million and $97.6 million, respectively. The $20.8 million increase in income before assessments for 2015 as compared to 2014 was attributable to a $1.0 million increase in net interest income and a $21.7 million increase in other income, offset by a $2.0 million increase in other expenses. The $43.7 million decrease in income before assessments for 2014 as compared to 2013 was attributable to a $27.3 million decrease in net interest income, a $12.6 million decrease in other income and a $3.8 million increase in other expenses. The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
In 2015, 2014 and 2013, the Bank’s net interest income was $121.6 million, $120.6 million and $147.9 million, respectively, and its net interest margin was 29 basis points, 35 basis points and 45 basis points, respectively. The small increase in net interest income from 2014 to 2015 was due primarily to an increase in the average balances of the Bank's interest-earning assets from $34.9 billion in 2014 to $42.6 billion in 2015, largely offset by a decrease in the Bank's net interest spread. The decrease in net interest income in 2014, as compared to 2013, was due primarily to a decrease in the Bank's net interest spread, partially offset by an increase in the average balances of the Bank's interest-earning assets from $33.0 billion in 2013 to $34.9 billion in 2014.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2015, 2014 and 2013.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$599	$1	0.13%	$730	$1	0.09%	$1,029	$1	0.11%
Securities purchased under agreements to resell	2,412	2	0.10%	908	1	0.07%	1,224	1	0.10%
Federal funds sold (c)	6,066	8	0.12%	3,429	3	0.08%	2,059	2	0.10%
Investments
Trading	237	1	0.48%	805	—	0.06%	378	—	0.09%
Available-for-sale (d)	7,618	42	0.55%	5,803	22	0.38%	5,605	23	0.41%
Held-to-maturity (d)	3,792	29	0.76%	5,075	40	0.80%	5,132	53	1.02%
Advances (e)	21,832	134	0.61%	18,071	132	0.73%	17,456	158	0.90%
Mortgage loans held for portfolio	63	4	5.77%	81	5	5.72%	105	6	5.62%
Total earning assets	42,619	221	0.52%	34,902	204	0.58%	32,988	244	0.74%
Cash and due from banks	67			138			311
Other assets	137			112			119
Derivatives netting adjustment (b)	(603)			(730)			(1,029)
Fair value adjustment on available-for-sale securities (d)	(10)			18			13
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(24)			(30)			(38)
Total assets	$42,186	221	0.52%	$34,410	204	0.59%	$32,364	244	0.75%
Liabilities and Capital
Interest-bearing deposits (b) (f)	$883	—	0.03%	$746	—	0.01%	$1,169	—	0.01%
Consolidated obligations
Bonds	19,455	77	0.40%	18,873	73	0.39%	22,721	89	0.39%
Discount notes	19,413	22	0.11%	12,720	10	0.08%	6,574	7	0.10%
Mandatorily redeemable capital stock and other borrowings	12	—	0.18%	11	—	0.19%	10	—	0.30%
Total interest-bearing liabilities	39,763	99	0.25%	32,350	83	0.26%	30,474	96	0.31%
Other liabilities	966			971			1,213
Derivatives netting adjustment (b)	(603)			(730)			(1,029)
Total liabilities	40,126	99	0.25%	32,591	83	0.26%	30,658	96	0.31%
Total capital	2,060			1,819			1,706
Total liabilities and capital	$42,186		0.23%	$34,410		0.24%	$32,364		0.30%
Net interest income		$122			$121			$148
Net interest margin			0.29%			0.35%			0.45%
Net interest spread			0.27%			0.32%			0.43%
Impact of non-interest bearing funds			0.02%			0.03%			0.02%
____________________________________

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2015, 2014 and 2013 in the table above include $0.60 billion, $0.73 billion and $1.03 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2015, 2014 and 2013 in the table above include $4.3 million, $0.4 million and $0.5 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.

(f)
Average balances of deposits for the years ended December 31, 2015, 2014 and 2013 include time deposits of $117 million, $99 million and $88 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2015, 2014 and 2013, interest was paid on time deposits at average rates of 0.06 percent, 0.01 percent and 0.01 percent, respectively.

Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to low short-term interest rates in 2015, 2014 and 2013, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 2 basis points in 2015, 3 basis points in 2014 and 2 basis points in 2013. The Bank’s net interest spread was 27 basis points in 2015, 32 basis points in 2014 and 43 basis points in 2013.
The decline in the Bank's net interest spread from 2014 to 2015 was due primarily to an increase in the Bank's average short-term liquidity portfolio and lower yields on the Bank's advances. A significant portion of the Bank's advances that were funded during 2015 were either short-term advances or longer-term advances that re-price frequently (e.g., every three months), each of which have lower yields than the Bank's other longer-term assets. These lower yields were offset in part by an increase in the yield on the Bank's available-for-sale securities portfolio, which is primarily the result of purchasing higher-yielding GSE CMBS throughout the second half of 2014 and all of 2015.
The decline in the Bank's net interest spread from 2013 to 2014 was due primarily to an increase in the Bank's average short-term liquidity portfolio, and lower yields on the Bank's advances and agency CMO portfolio. A significant portion of the Bank's advances that were funded during 2014 were short-term advances. In addition, net prepayment fees on advances declined $7.6 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Net prepayment fees on advances during the year ended December 31, 2013 included $9.0 million associated with the prepayment of $0.6 billion of advances by the FDIC in connection with the closure of FNB Edinburg. On September 13, 2013, the OCC closed FNB Edinburg and the FDIC was named receiver. On September 17, 2013, FNB Edinburg's advances were fully repaid by the FDIC. The lower yields on the Bank's agency CMO portfolio were due to lower discount accretion associated with these securities. Discount accretion associated with the Bank's agency CMO portfolio decreased $9.2 million (from $19.0 million in 2013 to $9.8 million in 2014). Excluding the impact of net prepayment fees and discount accretion on agency CMOs, the Bank's net interest spread decreased by approximately 6 basis points in 2014, as compared to 2013.

Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2015 and 2014 and between 2014 and 2013 and excludes net interest income on economic hedge derivatives as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2015 vs. 2014 Increase (Decrease) Due To			2014 vs. 2013 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	1	—	1	—	—	—
Federal funds sold	3	2	5	1	—	1
Investments
Trading	—	1	1	—	—	—
Available-for-sale	8	12	20	—	(1)	(1)
Held-to-maturity	(10)	(1)	(11)	(1)	(12)	(13)
Advances	25	(23)	2	5	(31)	(26)
Mortgage loans held for portfolio	(1)	—	(1)	(1)	—	(1)
Total interest income	26	(9)	17	4	(44)	(40)
Interest expense
Interest-bearing deposits	—	—	—	—	—	—
Consolidated obligations
Bonds	2	2	4	(15)	(1)	(16)
Discount notes	7	5	12	5	(2)	3
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	9	7	16	(10)	(3)	(13)
Changes in net interest income	$17	$(16)	$1	$14	$(41)	$(27)

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2015, 2014 and 2013.

OTHER INCOME (LOSS)
(in thousands)

	2015	2014	2013
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation federal funds floater bonds	$—	$—	$727
Economic hedge derivatives related to other consolidated obligation bonds	—	81	—
Economic hedge derivatives related to consolidated obligation discount notes	63	—	—
Stand-alone economic hedge derivatives (basis swaps)	—	1,204	3,066
Member/offsetting swaps	191	107	32
Economic hedge derivatives related to trading securities	(234)	—	—
Economic hedge derivatives related to available-for-sale securities	(38)	—	—
Economic hedge derivatives related to advances	(6)	(30)	(192)
Total net interest income (expense) associated with economic hedge derivatives	(24)	1,362	3,633
Gains (losses) related to economic hedge derivatives
Stand-alone derivatives (basis swaps)	—	2,337	(2,977)
Federal funds floater swaps	—	—	(769)
Interest rate caps related to held-to-maturity securities	(687)	(2,601)	(616)
Advance swaps	(2)	(144)	202
Available-for-sale securities swaps	1,294	411	—
Consolidated obligation bond swaps	3,033	126	(13)
Member/offsetting swaps and caps	1,357	1,170	28
Total fair value gains (losses) related to economic hedge derivatives	4,995	1,299	(4,145)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	308	(825)	164
Available-for-sale securities and associated hedges	1,030	(2,644)	3,218
Consolidated obligation bonds and associated hedges	174	385	1,611
Total fair value hedge ineffectiveness	1,512	(3,084)	4,993
Total net gains (losses) on derivatives and hedging activities	6,483	(423)	4,481
Net gains (losses) on trading securities	(1,792)	625	1,249
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(33)	(37)	—
Gains on early extinguishment of debt	—	962	7,285
Gains on sales of held-to-maturity securities	14,514	—	—
Gains on sales of available-for-sale securities	3,922	—	—
Service fees	2,303	2,508	2,705
Letter of credit fees	4,415	4,832	4,658
Other, net	(38)	(425)	314
Total other	23,291	8,465	16,211
Total other income	$29,774	$8,042	$20,692
Economic Hedge Derivatives
In the past, the Bank issued a number of consolidated obligation bonds that were indexed to the daily federal funds rate. The Bank used federal funds floater swaps to convert its interest payments with respect to these bonds from the daily federal funds rate to three-month LIBOR. As economic hedge derivatives, the changes in the fair values of the federal funds floater swaps were recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation federal funds floater bonds) and therefore were a source of volatility in the Bank's earnings. The Bank did not have any federal funds floater swaps outstanding as of December 31, 2015 or 2014.

From time to time, the Bank has also entered into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally receives three-month LIBOR and pays one-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of considerable volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. The Bank was not a party to any interest rate basis swaps during the year ended December 31, 2015. During the year ended December 31, 2014, the Bank terminated four interest rate basis swaps with an aggregate notional amount of $2.7 billion. Proceeds from these terminations totaled $11.4 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transactions. There were no other terminations of interest rate basis swaps during the year ended December 31, 2014. Further, one interest rate basis swap with a notional amount of $1.0 billion matured during the year ended December 31, 2014. During the year ended December 31, 2013, one interest rate basis swap with a notional amount of $1.0 billion matured. There were no early terminations of basis swaps during the year ended December 31, 2013.
As discussed previously in the section entitled “Financial Condition – Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held 6 interest rate cap agreements having a total notional amount of $1.65 billion as of December 31, 2015. The premiums paid for these caps totaled $8.2 million. The Bank did not terminate any interest rate caps during the years ended December 31, 2015, 2014 or 2013. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of considerable volatility in the Bank’s earnings. At December 31, 2015, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.7 million.
Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $1.5 million, $(3.1) million and $5.0 million in 2015, 2014 and 2013, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). The net gains in fair value on derivatives that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $4.3 million, $0.4 million and $0.2 million in 2015, 2014 and 2013, respectively.
Other
During the year ended December 31, 2015, the Bank sold approximately $816 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $14.5 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During this same period, the Bank sold approximately $871 million (par value) of GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $3.9 million. There were no sales of long-term investment securities during the years ended December 31, 2014 and 2013.
At various times during 2014 and 2013, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. In 2014 and 2013, the Bank repurchased $46 million and $117 million, respectively, of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $1.0 million and $7.3 million in 2014 and 2013, respectively. The Bank did not early extinguish any debt during 2015.

For the years ended December 31, 2015, 2014 and 2013, letter of credit fees totaled $4.4 million, $4.8 million and $4.7 million, respectively. At December 31, 2015, 2014 and 2013, outstanding letters of credit totaled $7.2 billion, $4.3 billion and $3.0 billion, respectively. Beginning on October 1, 2014, the Bank reduced the pricing on all custodial and standby letters of credit and it introduced a new fluctuating balance feature which provides members with the option of paying only for the amount of the letter of credit that the member is required to pledge as collateral.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $76.7 million, $74.7 million and $70.9 million in 2015, 2014 and 2013, respectively.
Compensation and benefits totaled $43.7 million for 2015, compared to $39.6 million for 2014 and $40.1 million for 2013. The $4.1 million increase in compensation and benefits for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was due largely to: (1) an increase in headcount; (2) increased expenses related to the Bank's short-term and long-term incentive compensation plans; and (3) higher separation costs, offset by lower employee medical costs. The Bank's average headcount was 202 employees in 2015, as compared to 184 employees in 2014. At December 31, 2015, the Bank employed 207 people, an increase of 15 employees from the prior year end. The increase in expenses relating to the Bank's short-term incentive compensation plan was due to the increase in headcount and higher goal achievement in 2015 (as compared to 2014), partially offset by adjustments to the incentive opportunities that are available to some of the Bank's employees. The increase in expenses related to the Bank's long-term incentive plans was due largely to the higher incentive opportunities associated with the 2015 plan. Compensation and benefits were relatively unchanged from 2013 to 2014 as cost-of-living and merit increases were offset by decreases in the Bank's average headcount from 189 employees in 2013 to 184 employees in 2014. Compensation and benefits are expected to increase in 2016 (as compared to 2015) due primarily to an anticipated increase in the Bank's headcount and higher expected costs relating to the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions.
Other operating expenses for the years ended December 31, 2015, 2014 and 2013 were $27.5 million, $30.4 million and $26.0 million, respectively. The $2.9 million decrease in other operating expenses from 2014 to 2015 resulted from a $4.2 million decrease in legal fees, which was partially offset by a $1.7 million increase in costs related to the use of independent contractors to support various initiatives within the Bank. The $4.4 million increase in other operating expenses from 2013 to 2014 was largely attributable to a $4.2 million increase in legal fees. In 2016, the Bank's other operating expenses are expected to approximate or be slightly less than they were in 2015.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $2.7 million, $2.3 million and $2.5 million in 2015, 2014 and 2013, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $2.4 million, $2.3 million and $2.4 million, respectively.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2015, the Bank’s short-term liquidity portfolio was comprised of $2.2 billion of overnight federal funds sold, a $1.0 billion overnight reverse repurchase agreement and $0.8 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2015, 2014 or 2013.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2015, the Bank’s estimated operational liquidity requirement was $3.7 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $13.3 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2015, the Bank’s estimated contingent liquidity requirement was $6.0 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $11.1 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the years ended December 31, 2015, 2014 and 2013.
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

The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2015.
CONTRACTUAL OBLIGATIONS
(in millions)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$5,811.4	$8,697.2	$1,860.2	$1,675.2	$18,044.0
Mandatorily redeemable capital stock	0.6	1.7	6.6	—	8.9
Operating leases	0.3	0.5	—	—	0.8
Purchase obligations
Advances	29.3	4.6	3.0	—	36.9
Letters of credit	6,211.7	814.1	154.9	—	7,180.7
Pension and post-retirement	4.7	0.3	0.3	0.5	5.8
Total contractual obligations	$12,058.0	$9,518.4	$2,025.0	$1,675.7	$25,277.1
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
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2015, excess stock held by the Bank’s members and former members totaled $359.0 million, of which $2.6 million was classified as mandatorily redeemable.
Risk-Based Capital Rules and Other Capital Requirements
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described below. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B Stock (which, for the Bank, includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes, as further described above in the section entitled “Financial Condition – Capital Stock.” For reasons of safety and soundness, the Finance Agency may require the Bank, or any other FHLBank, to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.
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
The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions and adding the amount, if any, by which the Bank’s current market value of total capital is less than 85 percent of its book value of total capital. The potential loss component of the market risk capital requirement employs a “stress test” approach, using a 99-percent confidence level. Simulations of over 280 historical market interest rate scenarios dating back to January 1992 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects current actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the scenario resulting in the third worst estimated deterioration in market value of equity is identified as that scenario associated with a probability of occurrence of not more than one percent (i.e., the 99-percent confidence level). The hypothetical deterioration in market value of equity derived under the methodology described above typically represents the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement. Prior to May 2015, the Bank used simulations of historical market interest rate scenarios dating back to January 1978 to compute the market risk component of its risk-based capital requirement. At December 31, 2014, over 400 historical market interest rate scenarios were used. For these simulated scenarios, the scenario resulting in the fourth worst estimated deterioration in market value of equity was identified as the scenario associated with a probability of occurrence of not more than one percent. As discussed in the audited financial statements included in this report (specifically, Note 16 beginning on page F-47), the Bank replaced its third party pricing/risk model with a new third party pricing/risk model in May 2015. In conjunction with the implementation of this new model, the Bank re-evaluated the number of simulations that were being used to calculate the market risk component of its risk-based capital requirement and, in order to improve operational efficiency, it eliminated from the simulations the historical market interest rate scenarios prior to 1992. At the time this change was implemented, it did not have a significant impact on the market risk component of the Bank's risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2015, the Bank’s credit risk, market risk and operations risk capital requirements were $213 million, $167 million and $114 million, respectively. These requirements were $177 million, $90 million and $80 million, respectively, at December 31, 2014.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2015 or December 31, 2014. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2015, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2015 and 2014, see the audited financial statements included in this report (specifically, Note 14 beginning on page F-39).
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
ASC 815 requires that all derivatives be recorded on the statement of condition at their fair value. Changes in the fair value of all derivatives, excluding those designated as cash flow hedges (discussed below), are recorded each period in current earnings. Under ASC 815, the Bank is required to recognize unrealized gains and losses on derivative positions whether or not the transaction qualifies for fair value hedge accounting, in which case offsetting losses or gains on the hedged assets or liabilities may also be recognized. Therefore, to the extent certain derivative instruments do not qualify for fair value hedge accounting under ASC 815, or changes in the fair values of derivatives are not exactly offset by changes in their hedged items, the accounting framework imposed by ASC 815 introduces the potential for a considerable mismatch between the timing of income and expense recognition for assets or liabilities being hedged and their associated hedging instruments. As a result, during periods of significant changes in market prices and interest rates, the Bank’s earnings may exhibit considerable volatility.

The judgments and assumptions that are most critical to the application of this accounting policy are those affecting whether a hedging relationship qualifies for fair value hedge accounting under ASC 815 and, if so, whether an assumption of "no ineffectiveness" can be made. In addition, the estimation of fair values (discussed below) has a significant impact on the actual results being reported.
At the inception of each fair value hedge transaction, the Bank formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk will be assessed. In all cases involving a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in its fair value attributable to changes in the designated benchmark interest rate (LIBOR). Therefore, for this purpose, changes in the fair value of the hedged item (e.g., an advance, investment security or consolidated obligation) reflect only those changes in value that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as “changes in the benchmark fair value”).
For hedging relationships that are designated as fair value hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference in the change in fair value of the derivative and the change in the benchmark fair value of the hedged item represents “hedge ineffectiveness.” If a fair value hedging relationship qualifies for the shortcut method of accounting, the Bank can assume that the change in the benchmark fair value of the hedged item is equal and offsetting to the change in the fair value of the derivative and, as a result, no ineffectiveness is recorded in earnings. However, ASC 815 limits the use of the shortcut method to hedging relationships of interest rate risk involving a recognized interest-bearing asset or liability and an interest rate swap, and then only if nine specific conditions are met.
If the fair value hedging relationship qualifies for hedge accounting but does not meet all nine conditions specified in ASC 815, the assumption of "no ineffectiveness" cannot be made and the long-haul method of accounting is used. Under the long-haul method, the change in the benchmark fair value of the hedged item is calculated independently from the change in fair value of the derivative. As a result, the net effect is that the hedge ineffectiveness has an impact on earnings.
In all cases where the Bank is applying fair value hedge accounting, it is hedging interest rate risk through the use of interest rate swaps, swaptions or caps. For those interest rate swaps, swaptions and caps that are in fair value hedging relationships that do not qualify for the shortcut method of accounting, the Bank uses regression analysis to assess hedge effectiveness. Effectiveness testing is performed at the inception of each hedging relationship to determine whether the hedge is expected to be highly effective in offsetting the identified risk, and at each month-end thereafter to ensure that the hedge relationship has been effective historically and to determine whether the hedge is expected to be highly effective in the future. Hedging relationships accounted for under the shortcut method are not tested for hedge effectiveness.
A fair value hedge relationship is considered effective only if certain specified criteria are met. If a hedge fails the effectiveness test at inception, the Bank does not apply hedge accounting. If the hedge fails the effectiveness test during the life of the transaction, the Bank discontinues hedge accounting prospectively. In that case, the Bank continues to carry the derivative on its statement of condition at fair value, recognizes the changes in fair value of that derivative in current earnings, ceases to adjust the hedged item for changes in its benchmark fair value and amortizes the cumulative basis adjustment on the formerly hedged item into earnings over its remaining term. Unless and until the derivative is redesignated in a qualifying fair value hedging relationship for accounting purposes, changes in its fair value are recorded in current earnings without an offsetting change in the benchmark fair value from a hedged item.
Changes in the fair value of derivative positions that do not qualify for hedge accounting under ASC 815 (economic hedges) are recorded in current earnings without an offsetting change in the benchmark fair value of the hedged item.
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in AOCI until earnings are affected by the variability of the cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of a hypothetical derivative having terms that match identically the critical terms of the hedged forecasted transaction) is recognized in other income (loss) as “net gains (losses) on derivatives and hedging activities.” As of December 31, 2015, the Bank had only one $100 million (notional) derivative that was designated as a cash flow hedge.
As of December 31, 2015, the Bank’s derivatives portfolio included $3.4 billion (notional amount) that was accounted for using the shortcut method, $23.8 billion (notional amount) that was accounted for using the long-haul method, $0.1 billion (notional amount) that was designated in a cash flow hedging relationship and $3.8 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2014, the Bank’s derivatives portfolio included $3.6 billion (notional amount) that was accounted for using the shortcut method, $17.3 billion (notional amount) that was accounted for using the long-haul method, and $3.9 billion (notional amount) that did not qualify for hedge accounting.

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
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads). Level 2 inputs were used to determine the estimated fair values of the Bank’s derivative contracts, U.S. Treasury obligations classified as trading securities and investment securities classified as available-for-sale.
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
The Bank also estimates the fair values of certain assets on a nonrecurring basis in periods subsequent to their initial recognition (for example, impaired assets). During the years ended December 31, 2015 and 2014, the Bank recorded total other-than-temporary impairment losses on one of its non-agency RMBS classified as held-to-maturity. The fair values of this security were estimated as described below. Based upon the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for this impaired security were classified as Level 3 measurements in the fair value hierarchy.
In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes and, in applying ASC 815, it calculates the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable solely to changes in LIBOR, the designated benchmark interest rate ("the benchmark fair values") and, beginning in September 2015, the periodic changes in the fair values of hypothetical derivatives associated with cash flow hedges. For most of these instruments (other than the Bank’s holdings of MBS and state housing agency debentures classified as held-to-maturity, as described below), such values are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. Significant inputs to the pricing model (e.g., yield curves and volatilities) are based on current observable market data. To the extent this model is used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.

Consistent with market practice, the Bank uses the overnight index swap ("OIS") curve (rather than the LIBOR swap curve) to discount the cash flows on its interest rate exchange agreements for valuation purposes. Depending upon the spreads between LIBOR and OIS rates, the use of the OIS curve to value the Bank's interest rate exchange agreements and the LIBOR swap curve (plus a constant spread) to derive the benchmark fair values of the Bank's hedged items can result in increased fair value hedge ineffectiveness on long-haul hedging relationships. In addition, while not likely, this valuation methodology has the potential to lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material.
To value its holdings of U.S. Treasury obligations classified as trading securities, all of its available-for-sale securities and its holdings of MBS and state housing agency debentures classified as held-to-maturity, the Bank obtains prices from three designated third-party pricing vendors when available. Prior to December 31, 2015, the Bank obtained prices from four designated third-party pricing vendors (the three vendors currently in use as well as one additional vendor). The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. Recently, the Bank conducted reviews of the three pricing vendors to reconfirm its understanding of the vendors' pricing processes, methodologies and control procedures and was satisfied that those processes, methodologies and control procedures were adequate and appropriate.
A “median” price is first established for each security using a formula that is based upon the number of prices received. If three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to some type of validation similar to the evaluation of outliers described below. Prior to December 31, 2015, if four prices were received, the average of the middle two prices was the median price. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
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
The Bank’s fair value measurement methodologies for its assets and liabilities are more fully described in the audited financial statements accompanying this report (specifically, Note 16 beginning on page F-47).
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
As of December 31, 2015, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $39.2 million and $27.3 million, respectively. At that date, the carrying values of these investment securities totaled $3.8 billion and $2.1 billion, respectively.
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

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2015, 2014 and 2013:
Investments
(in thousands)

	Carrying Value at December 31,
	2015	2014	2013
Trading securities
U.S. Treasury Notes	$202,199	$—	$—
U.S. Treasury Bills	—	399,794	999,505
Mutual fund investments related to employee benefit plans	8,857	8,769	8,252
Total trading securities	211,056	408,563	1,007,757
Available-for-sale securities
U.S. government-guaranteed debentures	497,752	49,974	54,142
GSE debentures	5,338,947	4,921,550	4,965,378
Other debentures	371,540	411,311	436,173
GSE commercial MBS	3,504,952	1,005,667	—
Total available-for-sale securities	9,713,191	6,388,502	5,455,693
Held-to-maturity securities
U.S. government-guaranteed debentures	21,546	27,119	32,689
State housing agency obligations	110,000	—	—
Mortgage-backed securities
U.S. government-guaranteed residential MBS	4,040	6,642	10,110
GSE residential MBS	2,909,065	4,424,542	4,990,347
Non-agency residential MBS	121,544	141,891	165,403
GSE commercial MBS	61,816	61,819	—
Total held-to-maturity mortgage-backed securities	3,096,465	4,634,894	5,165,860
Total held-to-maturity securities	3,228,011	4,662,013	5,198,549
Total securities	13,152,258	11,459,078	11,661,999
Interest-bearing deposits	260	266	344
Securities purchased under agreements to resell	1,000,000	350,000	—
Federal funds sold	2,171,000	5,613,000	1,468,000
Total investments	$16,323,518	$17,422,344	$13,130,343

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2015. Maturities are based on the contractual maturities of the securities.

INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Trading securities
U.S. Treasury Notes	$—	$100,010	$102,189	$—	$202,199
Mutual fund investments related to employee benefit plans	8,857	—	—	—	8,857
Total trading securities	8,857	100,010	102,189	—	211,056
Available-for-sale securities
U.S. government-guaranteed debentures	—	55,976	441,776	—	497,752
GSE debentures	85,343	3,309,794	1,829,411	114,399	5,338,947
Other debentures	47,734	278,139	45,667	—	371,540
GSE commercial MBS	—	—	1,556,530	1,948,422	3,504,952
Total available-for-sale securities	133,077	3,643,909	3,873,384	2,062,821	9,713,191
Held-to-maturity securities
U.S. government-guaranteed debentures	—	8,712	12,834	—	21,546
State housing agency obligations	—	—	—	110,000	110,000
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	—	—	4,040	4,040
GSE residential MBS	—	1,582	3,895	2,903,588	2,909,065
Non-agency residential MBS	—	5,051	—	116,493	121,544
GSE commercial MBS	—	—	61,816	—	61,816
Total held-to-maturity securities	—	15,345	78,545	3,134,121	3,228,011
Total securities	141,934	3,759,264	4,054,118	5,196,942	13,152,258
Interest-bearing deposits	260	—	—	—	260
Securities purchased under agreements to resell	1,000,000	—	—	—	1,000,000
Federal funds sold	2,171,000	—	—	—	2,171,000
Total investments	$3,313,194	$3,759,264	$4,054,118	$5,196,942	$16,323,518
Weighted average yields
U.S. Treasury Notes	—%	1.26%	2.24%	—%	1.76%
Mutual fund investments related to employee benefit plans	1.61	—	—	—	1.61
Yield on trading securities	1.61	1.26	2.24	—	1.75
Available-for-sale securities
U.S. government-guaranteed debentures	—	1.77	2.46	—	2.38
GSE debentures	0.45	1.96	2.53	2.91	2.15
Other debentures	1.35	1.68	2.55	—	1.74
GSE commercial MBS	—	—	2.86	2.90	2.88
Yield on available-for-sale securities	0.77	1.94	2.65	2.90	2.41
Held-to-maturity securities
U.S. government-guaranteed debentures	—	1.10	0.61	—	0.81
State housing agency obligations	—	—	—	0.81	0.81
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	—	—	0.78	0.78
GSE residential MBS	—	0.76	2.05	0.85	0.85
Non-agency residential MBS	—	0.88	—	0.78	0.78
GSE commercial MBS	—	—	0.52	—	0.52
Yield on held-to-maturity securities	—	0.99	0.61	0.85	0.84
Yield on total securities	0.82%	1.92%	2.60%	1.66%	2.01%

Other available-for-sale debentures consisted of securities with a fair value of $371,540,000 at December 31, 2015 that were issued by the Private Export Funding Corporation. The U.S. government and GSEs were the only other issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2015.
Mortgage Loan Portfolio Analysis
The Bank’s outstanding mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2015 were as follows:
COMPOSITION OF LOANS
(in thousands)

	Year ended December 31,
	2015	2014	2013	2012	2011
Real estate mortgages	$55,117	$71,411	$91,110	$121,478	$162,645
Nonperforming real estate mortgages	$387	$316	$694	$994	$1,203
Real estate mortgages past due 90 days or more and still accruing interest(1)	$202	$299	$253	$313	$944
Interest contractually due during the year on nonaccrual loans	$25
Interest actually received during the year on nonaccrual loans	$8
____________________________________

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.
Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2015 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(in thousands)

	2015	2014	2013	2012	2011
Balance, beginning of year	$143	$165	$183	$192	$225
Chargeoffs	(2)	(22)	(18)	(9)	(33)
Balance, end of year	$141	$143	$165	$183	$192
Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2015.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	11.9%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.4
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	15.4
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	69.3
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	2.0
100.0%

Deposits
Time deposits in denominations of $100,000 or more totaled $91.3 million at December 31, 2015. These deposits mature as follows: $89.3 million in three months or less and $2.0 million in over three months through six months.
Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2015, 2014 and 2013 is provided in the following table.
SHORT-TERM BORROWINGS
(dollars in millions)

	December 31,
	2015	2014	2013
Consolidated obligation bonds
Outstanding at year end	$2,640	$—	$2,001
Weighted average rate at year end	0.31%	—%	0.17%
Daily average outstanding for the year	$554	$1,200	$1,314
Weighted average rate for the year	0.22%	0.16%	0.17%
Highest outstanding at any month end	$2,640	$2,501	$2,001
Consolidated obligation discount notes
Outstanding at year end	$20,541	$19,132	$5,985
Weighted average rate at year end	0.18%	0.09%	0.09%
Daily average outstanding for the year	$19,413	$12,720	$6,574
Weighted average rate for the year	0.11%	0.08%	0.10%
Highest outstanding at any month end	$20,541	$19,132	$7,569
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
However, in the normal course of business, the Bank also acquires (or has acquired) assets whose structural characteristics and/or size reduce the Bank’s ability to enter into interest rate exchange agreements having mirror image terms. These assets include small fixed-rate, fixed-term advances; small fixed-schedule amortizing advances; and floating-rate mortgage-related securities with embedded caps. These assets require the Bank to employ risk management strategies in which the Bank hedges against aggregated risks. The Bank may use fixed-rate, callable or non-callable debt or interest rate exchange agreements, such as fixed-for-floating interest rate swaps, floating-rate basis swaps or interest rate caps, to manage these aggregated risks.
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the period from December 2014 through December 2015.

As part of its ongoing risk management process, the Bank calculates an estimated market value of equity for a base case interest rate scenario and for interest rate scenarios that reflect parallel interest rate shocks. The base case market value of equity is calculated by determining the estimated fair value of each instrument on the Bank’s balance sheet, and subtracting the estimated aggregate fair value of the Bank’s liabilities from the estimated aggregate fair value of the Bank’s assets. For purposes of these calculations, mandatorily redeemable capital stock is treated as equity rather than as a liability. The fair values of the Bank’s financial instruments (both assets and liabilities) are determined using either vendor prices or a pricing model. For those instruments for which a pricing model is used, the calculations are based upon parameters derived from market conditions existing at the time of measurement, and are generally determined by discounting estimated future cash flows at the replacement (or similar) rate for new instruments of the same type with the same or very similar characteristics. The market value of equity calculations include non-financial assets and liabilities, such as premises and equipment, other assets, payables for AHP, and other liabilities at their recorded carrying amounts.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2014 through December 2015. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2014	$2.087	$2.005	(3.93)%	$2.177	4.31%	$2.059	(1.34)%	$2.120	1.58%

January 2015	1.962	1.908	(2.75)%	2.037	3.82%	1.946	(0.82)%	2.010	2.45%
February 2015	2.055	1.982	(3.55)%	2.132	3.75%	2.030	(1.22)%	2.090	1.70%
March 2015	2.105	2.020	(4.04)%	2.187	3.90%	2.073	(1.52)%	2.149	2.09%

April 2015	2.000	1.925	(3.75)%	2.068	3.40%	1.973	(1.35)%	2.035	1.75%
May 2015	2.166	2.093	(3.37)%	2.269	4.76%	2.146	(0.92)%	2.201	1.62%
June 2015	2.281	2.207	(3.24)%	2.359	3.42%	2.261	(0.88)%	2.306	1.10%

July 2015	2.343	2.283	(2.56)%	2.420	3.29%	2.330	(0.55)%	2.360	0.73%
August 2015	2.268	2.230	(1.68)%	2.333	2.87%	2.270	0.09%	2.271	0.13%
September 2015	2.275	2.236	(1.71)%	2.372	4.26%	2.274	(0.04)%	2.295	0.88%

October 2015	2.293	2.267	(1.13)%	2.372	3.45%	2.298	0.22%	2.302	0.39%
November 2015	2.262	2.237	(1.11)%	2.343	3.58%	2.266	0.18%	2.252	(0.44)%
December 2015	2.318	2.271	(2.03)%	2.389	3.06%	2.310	(0.35)%	2.313	(0.22)%
____________________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
The estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.10 percent from December 2014 through April 2015 and 0.01 percent from May 2015 through December 2015.

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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2014 through December 2015.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2014	0.38	(0.37)	0.01	0.57	2.22	3.60	3.93	4.38

January 2015	0.38	(0.38)	—	0.43	1.63	2.75	4.02	4.12
February 2015	0.36	(0.33)	0.03	0.72	2.04	3.28	3.68	4.07
March 2015	0.29	(0.34)	(0.05)	1.02	2.04	3.35	3.97	4.16

April 2015	0.32	(0.29)	0.03	0.93	2.11	3.26	3.64	3.88
May 2015	0.31	(0.32)	(0.01)	0.10	1.78	3.07	2.82	5.19
June 2015	0.30	(0.32)	(0.02)	0.04	1.74	2.99	2.01	4.44

July 2015	0.30	(0.34)	(0.04)	(0.41)	1.36	2.63	1.92	4.33
August 2015	0.27	(0.36)	(0.09)	(1.30)	0.95	2.37	1.47	4.14
September 2015	0.30	(0.36)	(0.06)	(0.85)	0.93	2.26	2.30	4.36

October 2015	0.28	(0.37)	(0.09)	(1.10)	0.67	1.86	1.42	3.59
November 2015	0.28	(0.36)	(0.08)	(1.11)	0.64	1.79	0.83	3.53
December 2015	0.26	(0.31)	(0.05)	(0.53)	1.11	2.16	0.88	3.49
____________________________________

(1)	In the up 100 and 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
The duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.10 percent from December 2014 through April 2015. For May 2015 through December 2015, the Bank did not use a floor in the calculations.

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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for nine defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the year ended December 31, 2015.
As discussed on page F-50, in May 2015, the Bank replaced its third-party pricing/risk model with a new third-party pricing/risk model. In addition to pricing certain individual financial instruments, the model is used to calculate the Bank's market value of equity and its duration measures. On the date of implementation, the change to the new model did not have a significant impact on any of the Bank's risk measurements.

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
Because individual assets and liabilities with longer maturities are typically converted to floating rates at the time they are acquired or issued, mismatches can develop between the reset dates for aggregate balances of floating-rate assets and floating-rate liabilities. The mismatch between the average time to repricing of the assets and the liabilities converted to floating rates in this manner can, however, cause the Bank’s duration of equity to fluctuate from month to month. While the realization of these reset timing differences is generally not material to the Bank’s results of operations under normal market conditions in which one-month and three-month LIBOR rates change in relatively modest increments, these reset timing differences can have a more significant impact during periods in which short-term LIBOR rates are volatile. As a result, the Bank analyzes these reset timing differences and periodically enters into hedging transactions, such as basis swaps or forward rate agreements, to reduce the risk they pose to the Bank’s periodic earnings.
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
As of December 31, 2015, the Bank also held approximately $3.1 billion (par value) of variable-rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 percent and 7.0 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank held as of December 31, 2015 a total of $1.65 billion (notional balance) of stand-alone interest rate caps with strike rates ranging from 6.5 percent to 7.0 percent and maturities ranging from 2016 to 2021. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
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
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2015, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2015, 2014 and 2013, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-58.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2015 and 2014.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	Year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$50,414	$54,113	$53,586	$62,375	$220,488
Net interest income	29,084	31,397	28,349	32,759	121,589
Other income (loss)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(6)	(19)	(3)	(5)	(33)
Net gains (losses) on trading securities	277	62	1,169	(3,300)	(1,792)
Net gains (losses) on derivatives and hedging activities	4,237	8,449	(10,832)	4,629	6,483
Realized gains on sales of held-to-maturity securities	6,226	3,887	3,297	1,104	14,514
Realized gains on sales of available-for-sale securities	2,345	—	1,457	120	3,922
Letter of credit fees, service fees and other, net	1,621	1,594	1,602	1,863	6,680
Other expense	18,130	18,843	18,872	20,857	76,702
AHP assessments	2,566	2,653	617	1,632	7,468
Net income	23,088	23,874	5,550	14,681	67,193

	Year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$49,657	$52,565	$48,494	$53,115	$203,831
Net interest income	28,718	31,885	27,527	32,453	120,583
Other income (loss)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(37)	(37)
Net gains on trading securities	209	350	61	5	625
Net gains (losses) on derivatives and hedging activities	695	273	1,491	(2,882)	(423)
Gains on early extinguishment of debt	321	402	—	239	962
Letter of credit fees, service fees and other, net	1,623	1,805	1,617	1,870	6,915
Other expense	17,219	19,155	18,664	19,687	74,725
AHP assessments	1,435	1,556	1,204	1,196	5,391
Net income	12,912	14,004	10,828	10,765	48,509

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2015 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2015, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on May 27, 2015, the Director of the Finance Agency designated that, for 2016, the Bank would have 9 member directors and 7 independent directors. With respect to the director elections that the Bank conducted during calendar year 2015, for terms beginning January 1, 2016, the order designated that one member director would be elected in Texas and two independent directors would be elected.
The term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms for which they have been elected by the Bank's members.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2016, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
To be eligible to serve as a member director, a candidate must be: (1) a citizen of the United States and (2) an officer or director of a member institution that is located in the represented state and that meets all of the minimum capital requirements established by its federal or state regulator. For purposes of election of directors, a member is deemed to be located in the state in which a member’s principal place of business is located as of December 31 of the calendar year immediately preceding the election year (“Record Date”). In most cases, a member’s principal place of business is the state in which such member maintains its home office as established in conformity with the laws under which it is organized and from which the member conducts business operations; provided, however, a member may request in writing to the FHLBank in the district where such member maintains its home office that a state other than the state in which it maintains its home office be designated as its principal place of business. Within 90 calendar days of receipt of such written request, the board of directors of the FHLBank in the district where the member maintains its home office shall designate a state other than the state where the member maintains its home office as the member’s principal place of business, provided all of the following criteria are satisfied: (a) at least 80 percent of such member’s accounting books, records, and ledgers are maintained, located or held in such designated state; (b) a majority of meetings of such member’s board of directors and constituent committees are conducted in such designated state; and (c) a majority of such member’s five highest paid officers have their place of employment located in such designated state.
For an insurance company or CDFI member that cannot satisfy the requirements in the previous paragraph, the principal place of business is the location from which the member conducts the predominant portion of its business activities. A member will be deemed to conduct the predominant portion of its business activities in a particular state if any two of the following factors are present: (i) the member's largest office based on number of employees is located in the state; (ii) a plurality of the institution's employees are located in the state; or (iii) the places of employment for a plurality of the member's senior executives are located in the state. If an entity cannot identify a location from which it conducts the predominant portion of its business activities based on the factors enumerated in the previous sentence, the entity's state of domicile or incorporation shall be designated as its principal place of business.
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

2016 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 22, 2016):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
Joseph F. Quinlan, Jr., Chairman (Member)	68	2008	2016	(a)(b)(c)(d)(e)(f)(g)
Robert M. Rigby, Vice Chairman (Member)	69	2010	2019	(a)(b)(c)(d)(e)(f)(g)
Dianne W. Bolen (Independent)	67	2012	2018	(e)(f)
Patricia P. Brister (Independent)	69	2008	2019	(c)(e)(g)
Tim H. Carter (Member)	61	2013	2016	(b)(d)
Mary E. Ceverha (Independent)	71	2004	2018	(a)(b)(c)
Albert C. Christman (Member)	64	2014	2017	(a)(d)(g)
C. Kent Conine (Independent)	61	2007	2017	(c)(e)(f)(g)
James D. Goudge (Member)	62	2014	2017	(a)(e)
W. Wesley Hoskins (Member)	64	2013	2016	(d)(e)
Michael C. Hutsell (Member)	65	2014	2017	(b)(f)
A. Fred Miller, Jr. (Member)	66	2015	2018	(a)(c)(f)
Sally I. Nelson (Independent)	62	2014	2017	(b)(c)(d)
John P. Salazar (Independent)	73	2010	2019	(e)(f)(g)
Margo S. Scholin (Independent)	65	2007	2016	(b)(d)(g)
Ron G. Wiser (Member)	59	2010	2018	(a)(b)(g)
_______________________________________

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning, Operations and Technology Committee

(e)	Member of Government and External Affairs Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive and Governance Committee
Joseph F. Quinlan, Jr. is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2015. Mr. Quinlan serves as Chairman of First National Bankers Bank (a member of the Bank) and as Chairman, President and Chief Executive Officer of its privately held holding company, First National Bankers Bankshares, Inc. (Baton Rouge, Louisiana) and has served in such capacities since 1984. From 2000 through March 2011, Mr. Quinlan also served as Chairman of the Mississippi National Bankers Bank, a former member of the Bank, and from 2003 through March 2011 he served as Chairman of the First National Bankers Bank, Alabama. Further, Mr. Quinlan served as a director of the Arkansas Bankers Bank, a former member of the Bank, from December 2008 through March 2011 and as its Chairman from February 2009 through March 2011. Mississippi National Bankers Bank, First National Bankers Bank, Alabama, and Arkansas Bankers Bank were merged into First National Bankers Bank on March 31, 2011. Since 2003, Mr. Quinlan has also served as Chairman of FNBB Capital Markets, LLC. In addition, Mr. Quinlan serves as Chairman of FNBB Insurance Agency LLC and has served in that capacity since 2010. He currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. Mr. Quinlan also serves as Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Robert M. Rigby is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2015. Mr. Rigby serves as Market President of Liberty Bank in North Richland Hills, Texas (a member of the Bank) and has served in that capacity since August 2008. From 1998 to August 2008, he served as a director, President and Chief Executive Officer of Liberty Bank. Since August 2008, he has served as an advisory director for Liberty Bank. Prior to joining Liberty Bank, Mr. Rigby served as a director and Executive Vice President of First National Bank of Weatherford from 1980 to 1998. He currently serves as an advisory director for the Texas Tech University School of Banking. In addition, Mr. Rigby serves as vice chairman of the North Richland Hills Economic Development Advisory Committee. He previously served on the BankPac Committee of the American Bankers Association ("ABA") and he is a past chairman of the Texas Bankers Association. Further, Mr. Rigby previously served on the Weatherford College Board of Trustees, the board of directors of the Birdville ISD Education Foundation and as an advisory director for the North Texas Special Needs Assistance Partners. He is also a past chairman of the Northeast Tarrant Chamber of Commerce. Mr. Rigby currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. He also serves as Vice Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Dianne W. Bolen served as Executive Director of the Mississippi Home Corporation in Jackson, Mississippi from 1997 until her retirement on December 31, 2014. The Mississippi Home Corporation is a state housing finance agency that provides rental and homeownership programs to persons of low to moderate income. Ms. Bolen joined the Mississippi Home Corporation in 1990. From 1990 to 1992, she served as Finance Director and from 1992 to 1997, she served as Deputy Executive Director. Ms. Bolen also served as Assistant Secretary Treasurer from 1990 until June 2014. Since April 2015, she has served as a consultant to the Mississippi Home Corporation. Ms. Bolen previously served on the board of directors of the National Council of State Housing Agencies ("NCSHA") and, until December 31, 2014, she co-chaired the NCSHA's Municipal Disclosure Task Force. Prior to her retirement, Ms. Bolen also served as a member of the National Mortgage Bankers Association and the Affordable Housing Tax Credit Coalition. She currently serves as Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors. Ms. Bolen previously served on the Bank's affordable housing Advisory Council from 1998 through 1999 and from 2007 through 2009.
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
James D. Goudge serves as Chairman and Chief Executive Officer of Broadway National Bank in San Antonio, Texas. He joined Broadway National Bank (a member of the Bank) in 1989 and has served as Chairman and Chief Executive Officer since 2001. From 1998 to 2001, Mr. Goudge served as President and Chief Executive Officer. From 1989 to 1998, he served as Executive Vice President in charge of Broadway National Bank's Lending Division. Since 2001, Mr. Goudge has also served as Chairman, President and Chief Executive Officer of Broadway Bancshares, Inc., Broadway National Bank's privately held holding company. Mr. Goudge previously served on the ABA's Government Relations Committee and he is a past chairman of the Texas Bankers Association. He currently serves as Vice Chairman of the Risk Management Committee of the Bank's Board of Directors.
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
Michael C. Hutsell serves as a board member and President of First Security Bank in Searcy, Arkansas. Mr. Hutsell joined First Security Bank, a member of the Bank, in 1989 and has served as a board member and President since March 2006. From January 2002 to March 2006, he served as Executive Vice President and from October 1996 to January 2002, he served as Operations Officer. Mr. Hutsell currently serves on the boards of directors of the City of Searcy Planning Commission and the Sunshine School (a private school for students with developmental disabilities in Searcy, Arkansas). Mr. Hutsell previously served on the board of directors of Main Street Searcy and he is a past chairman of the Searcy Chamber of Commerce and the Searcy Kiwanis Club. Mr. Hutsell currently serves as Vice Chairman of the Bank’s Audit Committee.
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
John P. Salazar is an attorney and director with the law firm of Rodey, Dickason, Sloan, Akin & Robb, P.A. in Albuquerque, New Mexico, where he specializes in real estate-related matters, including land use and development law. He has been with Rodey, Dickason, Sloan, Akin & Robb, P.A. since 1968 and has represented single-family residential and multifamily housing developers and builders. Mr. Salazar currently serves as a member of the Advisory Council of the Inter-American Foundation and he is a past chairman of the foundation's board of directors. He also serves on the board of directors of the KIMO

Foundation and is a member of the Albuquerque Economic Forum, the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. Mr. Salazar previously served on the board of directors of the Greater Belen Economic Development Corporation and the board of trustees of the Albuquerque Community Foundation. Further, he is a past board chairman of the Albuquerque Hispano Chamber of Commerce, the Greater Albuquerque Chamber of Commerce, and the University of New Mexico Alumni Association. Mr. Salazar currently serves as Chairman of the Government and External Affairs Committee of the Bank’s Board of Directors.
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

Each of the Bank’s member directors and independent directors brings a unique background and strong set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, finance, accounting, human resources, legal, risk management, affordable housing, economic development and government relations. Set forth below are the attributes of each of the Bank’s independent directors (and Mr. Goudge, the only current member director who was elected by the Board) that the Board of Directors considered important to his or her inclusion on the Board. The Board of Directors does not make any judgments with regard to its member directors who have been elected by the Bank’s members, although the skills and experience of those directors may bear on the Board of Directors’ decisions with regard to the competencies it seeks when nominating candidates for independent directorships or when filling vacancies in either member or independent directorships.
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
Ms. Brister was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2016. She has served on the Bank’s Board of Directors since January 1, 2008 and previously served a three-year term on the Bank’s Board of Directors from January 2002 through December 2004 and was Vice Chairman of the Bank’s Board of Directors in 2004. Ms. Brister has extensive experience in the areas of affordable housing, economic development, small business, government relations and policy-making. She currently serves as President of St. Tammany Parish. Ms. Brister is a current board member and past chairman of the Habitat for Humanity St. Tammany West and is a past chairman of the Women’s Build Habitat for Humanity. Previously, she served as a Councilwoman for St. Tammany Parish. She also co-owned and managed a small, privately held mechanical contracting company for 25 years.
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
Mr. Goudge was elected by the Bank's Board of Directors to fulfill the unexpired term of a member director representing the state of Texas beginning April 24, 2014. He brings over 35 years of broad-based management and lending expertise to the Board. In addition, Mr. Goudge has extensive experience in government relations.
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
Mr. Salazar was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2016. He has served on the Bank's Board of Directors since January 1, 2010. As an attorney with Rodey, Dickason, Sloan, Akin and Robb,

P.A. for over 40 years, he brings extensive legal experience to the Board. Mr. Salazar specializes in real estate related matters, including land use and development law, and has represented single-family residential and multifamily housing developers and builders. Currently, he serves as a member of the Advisory Council of the Inter-American Foundation and as a director of the KIMO Foundation. Mr. Salazar is also a member of the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. He has previously served in leadership positions on the boards of these and other non-profit organizations that promote economic development, housing availability and/or housing finance.
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
Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 22, 2016). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	47	President and Chief Executive Officer	2014
Brehan Chapman	39	Executive Vice President and Chief Administrative Officer	2009
Sandra Damholt	63	Senior Vice President and General Counsel	2010
Kelly Davis	48	Senior Vice President and Chief Risk Officer	2015
Paul Joiner	63	Executive Vice President and Chief Strategy Officer	1986
Tom Lewis	53	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	49	Executive Vice President and Group Head, Members and Markets	2014
Gustavo Molina	43	Senior Vice President and Chief Banking Operations Officer	2009
Jibo Pan	43	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	42	Senior Vice President and Chief Information Officer	2015
Michael Zheng	46	Senior Vice President and Chief Credit Officer	2015
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
Brehan Chapman serves as Executive Vice President and Chief Administrative Officer. In this capacity, Ms. Chapman has responsibility for the Bank’s corporate communications, government and industry relations, human resources, property and facilities management, and compliance function. She joined the Bank in December 2004 as a Content Management Specialist. In November 2005, Ms. Chapman was promoted to Corporate Communications Manager, a position she held until her appointment as Vice President and Director of Corporate Communications and External Affairs in July 2009. In November 2013, her responsibilities were expanded to include human resources. In April 2014 and May 2014, Ms. Chapman's responsibilities were further expanded to include the Bank's compliance function and property and facilities management, respectively. Ms. Chapman also serves as the Bank’s Corporate Secretary and has served in that capacity since February 2008. She was promoted to Senior Vice President in January 2012, to Chief Administrative Officer in February 2014 and to Executive Vice President in January 2016. Prior to joining the Bank, Ms. Chapman served as the Public Relations Manager for Waubonsee Community College from 2001 to 2004.
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
Kelly Davis serves as Senior Vice President and Chief Risk Officer of the Bank. In this capacity, Ms. Davis has responsibility for the Bank’s market risk, operational risk and model risk management functions. She joined the Bank in August 2008 as a Senior Strategic Planning Analyst. In September 2013, Ms. Davis was promoted to Risk Reporting Manager, a position she held until her appointment as Director of Operational Risk Management and Enterprise Risk Management Reporting in July 2014. Ms. Davis was promoted to Chief Risk Officer in June 2015 and to Senior Vice President in July 2015. Prior to joining the Bank, she served in various consulting and management roles for Liberty Mutual Insurance Group from 2002 to 2008, as Assistant Treasurer of Georgia State University from 1999 to 2001, and in various audit positions from 1991 to 1999, including roles with KPMG LLP and the U.S. Government Accountability Office. Ms. Davis is a Certified Public Accountant.
Paul Joiner serves as Executive Vice President and Chief Strategy Officer of the Bank. He has served as Chief Strategy Officer since May 2014. Mr. Joiner also served in this capacity from June 2007 to September 2013 and from February 2005 to June 2006. From September 2013 to May 2014, he served as Interim President and Chief Executive Officer of the Bank. From April to June 2015, he also served as Interim Chief Risk Officer. As Chief Strategy Officer, Mr. Joiner has responsibility for corporate planning, financial forecasting and research, including market research and analysis. From June 2006 to June 2007, he served as Chief Risk Officer of the Bank. In this role, Mr. Joiner had responsibility for the Bank’s risk management functions and income forecasting. He joined the Bank in August 1983 and served in various marketing, planning and financial positions prior to his appointment as Director of Research and Planning in September 1999, a position he held until his appointment as Chief Strategy Officer in February 2005. Mr. Joiner served as a Vice President of the Bank from 1986 to 1993 and as a Senior Vice President from 1993 to 2015. He was promoted to Executive Vice President in January 2016.
Tom Lewis serves as Executive Vice President and Chief Financial Officer of the Bank. He joined the Bank in January 2003 as Vice President and Controller and was promoted to Senior Vice President in April 2004 and to Chief Accounting Officer in February 2005, a position he held until his appointment as Chief Financial Officer in June 2014. Mr. Lewis was promoted to Executive Vice President in January 2016. From May 2002 through December 2002, Mr. Lewis served as Senior Vice President and Chief Financial Officer for Trademark Property Company (“Trademark”), a privately held commercial real estate developer. Prior to joining Trademark, Mr. Lewis served as Senior Vice President, Chief Financial Officer and Controller for AMRESCO Capital Trust (“AMCT”), a publicly traded real estate investment trust, from February 2000 to May 2002. From AMCT’s inception in 1998 until February 2000, he served as Vice President and Controller. Prior to that, Mr. Lewis served in a number of accounting and finance positions with AMRESCO, INC., a publicly traded financial services company, from 1995 to 1998 and Prentiss Properties Limited, Inc., a privately held commercial real estate company, from 1989 to 1995. From 1985 to 1989, he served as an auditor for Price Waterhouse LLP. Mr. Lewis is a Certified Public Accountant.
Kalyan Madhavan serves as Executive Vice President and Group Head, Members and Markets and has served in that capacity since he joined the Bank in August 2014. As Group Head, Members and Markets, Mr. Madhavan has overall responsibility for the Bank's treasury operations, member sales and community investment. From April to November 2015, he also served as Interim Chief Information Officer. Prior to joining the Bank, Mr. Madhavan served as Senior Vice President and Co-Head, Members and Markets for the Chicago Bank, where he was responsible for asset acquisitions, funding, liquidity management, and marketing strategy. He joined the Chicago Bank in 2005 as a portfolio manager and was promoted to Assistant Vice President in 2006 and to Vice President in 2007. In 2008, he was appointed as Treasurer. In 2009, Mr. Madhavan was promoted to Senior Vice President and in 2011 his responsibilities were expanded to include member strategy and solutions. He served as Senior Vice President, Treasurer and Head of Member Strategy and Solutions from March 2012 until his appointment as Co-Head, Members and Markets in May 2014. Prior to joining the Chicago Bank, Mr. Madhavan served in various financial and operations management roles for 11 years in the credit card, airline and manufacturing industries.
Gustavo Molina serves as Senior Vice President and Chief Banking Operations Officer. In this capacity, Mr. Molina oversees the Bank’s member services, collateral services, MPF operations, correspondent operations and safekeeping function. He joined the Bank in April 2002 as Credit Operations Manager and was promoted to Credit and Collateral Vault Operations Manager in 2004, to Customer Operations and Support Manager in 2007 and to Director of Banking Operations in 2009, a position he held until his appointment as Chief Banking Operations Officer in February 2014. Mr. Molina served as a Vice President of the Bank from 2009 to 2011. He was promoted to Senior Vice President in 2011. Prior to joining the Bank, Mr. Molina served as a Project Manager in the Operational Control and Risk Management Department of Fleet Bank Boston Financial (now Bank of America).
Jibo Pan serves as Executive Vice President and Head of Capital Markets of the Bank. As Head of Capital Markets, Mr. Pan has responsibility for the Bank's hedging activities. Mr. Pan joined the Bank in August 2014 as Senior Vice President and Head of Capital Markets and was promoted to Executive Vice President in January 2016. Prior to joining the Bank, Mr. Pan served as Senior Vice President for the Chicago Bank where he was responsible for overseeing that institution's hedging activities. He joined the Chicago Bank in 2002 as a Senior Quantitative Analyst and was promoted to Assistant Vice President in 2006 and to Vice President in 2007, a position he held until his appointment as Senior Vice President in 2008. In 2006 and 2007, Mr. Pan

managed the Chicago Bank's option portfolio. From 1994 to 2000, Mr. Pan served in various engineering roles for Hewlett Packard/Agilent Technologies Medical Division in Qingdao, China.
Jeff Yeager serves as Senior Vice President and Chief Information Officer of the Bank and has served in that capacity since joining the Bank in November 2015. From 1999 to May 2015, Mr. Yeager served in various information technology positions for Horizon Lines, LLC ("Horizon LLC"), a wholly-owned subsidiary of Horizon Lines, Inc. ("Horizon"), a publicly traded provider of ocean transportation services. Among other roles, he served as Chief Information Officer from 2010 to 2015 and prior to that he served as Director of Technology from 2007 to 2010. Horizon was acquired by Matson, Inc. ("Matson") in May 2015. Mr. Yeager was employed by Matson until July 2015 at which time he joined The Pasha Group ("Pasha") as a consultant. Pasha had acquired a portion of Horizon's business prior to the Matson transaction. Mr. Yeager left Pasha to join the Bank. Prior to joining Horizon LLC, Mr. Yeager held various systems engineering positions with Electronic Data Systems from 1995 to 1999.
Michael Zheng serves as Senior Vice President and Chief Credit Officer of the Bank. In this capacity, Mr. Zheng has responsibility for the Bank's credit risk and enterprise risk modeling functions. He joined the Bank in July 2012 as Credit and Capital Risk Manager. In July 2014, Mr. Zheng was promoted to Director of Enterprise Risk Modeling and Analysis, a position he held until his appointment as Chief Credit Officer in January 2015. Mr. Zheng was promoted to Senior Vice President in July 2015. Prior to joining the Bank, Mr. Zheng served as Director of Enterprise Risk Analytics for USAA, a member-owned diversified financial services organization, from 2010 to 2012. Mr. Zheng joined USAA in 2008 as Director of Modeling Analytics and he served in that role until his appointment as Director of Enterprise Risk Analytics. Prior to that, Mr. Zheng held risk management/risk modeling positions at Washington Mutual Bank (2005 to 2008) and CitiGroup, Inc. (2001 to 2005) and various other roles at Mitsui & Co., Ltd. in China and Japan (1994 to 1999). Mr. Zheng is a Certified Financial Risk Manager.
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
Code of Ethics
The Board of Directors has adopted a code of ethics that applies to the Bank's President and Chief Executive Officer (its principal executive officer), the Bank's Executive Vice President and Chief Financial Officer (its principal financial and accounting officer) and specified management personnel within the Bank's Accounting Department (collectively, the Bank's "Financial Professionals").
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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
The Compensation and Human Resources Committee of the Board of Directors (the “Committee”) has responsibility for, among other things, establishing, reviewing and monitoring compliance with our compensation philosophy. In support of that philosophy, the Committee is responsible for making recommendations regarding and monitoring implementation of compensation and benefit programs that are consistent with our short- and long-term business strategies and objectives. The Committee’s recommendations regarding our compensation philosophy and benefit programs are subject to the approval of our Board of Directors.
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable us to achieve our short- and long-term strategic business objectives. For our executives, we attempt to accomplish this goal through a mix of base salary, short- and long-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 110.
For 2015, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer, who joined us on May 12, 2014; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Group Head, Members and Markets, who joined us on August 11, 2014; Jibo Pan, our Executive Vice President and Head of Capital Markets, who joined us on August 11, 2014; and Paul Joiner, our Executive Vice President and Chief Strategy Officer. Messrs. Lewis and Joiner have been employed by us since 2003 and 1983, respectively.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation opportunities that are consistent with each executive’s responsibilities and individual performance and with our overall business results. For 2015, the Committee and Board of Directors defined the competitive market for our executives as: (1) the other Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”); (2) commercial banks with $20 billion or more in assets (including Federal Reserve Banks but excluding global investment banks); and (3) public proxy peers with assets between $5 billion and $20 billion. In addition to the other FHLBanks, we believe that the other institutions included in our peer group present a breadth and level of complexity of operations that are generally comparable to our own.
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

The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program or VPP. The VPP provides all regular, full-time employees, including our named executive officers, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the VPP for the next year and the performance goals that will be applicable for that year under the Corporate plan (including the addendums for our Capital Markets and Member Sales Departments) and the plans for our Risk Management and Internal Audit Departments. The VPP plan goals for our Internal Audit Department are approved by our Audit Committee before Internal Audit's VPP plan is considered by the Committee. All of our named executive officers participate in the Corporate plan and their participation in such plan is unaffected by the addendums thereto.
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
The Finance Agency requires us to provide advance notice of pending actions to be taken by the Committee or our Board of Directors with respect to any aspect of the compensation of one or more of our named executive officers. As part of the notification process, we are required to provide the proposed compensation actions and any supporting materials, including studies of comparable compensation.
Use of Compensation Consultants and Surveys
Annually, we typically engage an independent compensation consultant to help ensure that our executive compensation program is both competitive and targeted at or above market-median compensation levels.
In September 2014 (for compensation to be paid in 2015), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our officers who were serving as executive officers at that time, which included, among others, all of our named executive officers for 2015. The competitive market pay study involved an analysis of total direct compensation for benchmark jobs at a total of 171 institutions, including the other FHLBanks; the value of retirement plans and other benefits were not considered as part of the study. Median data was used as the benchmark statistic for all peer groups except the public proxy peers, for which the 25th percentile was used to account for the differences in the size and scope of the positions at those institutions. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range.
Elements of Executive Compensation
We rely upon a mix of base salary, short- and long-term incentive compensation, and benefits to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
For executives that have had the opportunity to earn both short- and long-term incentives in 2013 (which were derived from the 2013 VPP and 2011 LTIP), 2014 (which were derived from the 2014 VPP and 2012 LTIP) and 2015 (which were derived from the 2015 VPP and 2013 LTIP), the formula for computing their awards has included a weighting factor of 50 percent for the VPP and 50 percent for the LTIP. By structuring the incentive calculations in this manner and maintaining the executives' maximum award percentage that existed prior to the introduction of our LTIP (which is used in both the VPP and LTIP calculations), we have kept the executives' annual incentive opportunities substantially the same as they were in the years when we had only the VPP, with certain exceptions as described below. Subject to those exceptions, the maximum award percentages are 60 percent of base salary for our President and Chief Executive Officer and 43.75 percent of base salary for our other named executive officers. Because our executives are not eligible to participate in the LTIP until their first full year of employment with us, their VPP is weighted 100 percent for each year until the third year of the first LTIP in which the executive is a participant, except for the 2015 LTIP which, as further discussed below, will function differently.
Messrs. Lewis and Joiner were participants in the 2011, 2012 and 2013 LTIPs. In addition, each of these executive officers is a participant in our 2014 and 2015 LTIPs. Messrs. Bhasin, Madhavan and Pan do not participate in our LTIP for 2014 or any prior years as all three executives were hired in 2014. These executives are participants in our 2015 LTIP.
By way of example, for Messrs. Lewis and Joiner, the results of the 2015 VPP goal achievement and the 2013 LTIP goal achievement were each weighted 50 percent to determine their total non-equity incentive plan payouts for 2015 before the additional incentives described in the next paragraph. Likewise, the results of the 2016 VPP goal achievement and the 2014 LTIP goal achievement will each be weighted 50 percent to determine these executive's total non-equity incentive plan payouts for 2016 before the additional incentives described in the next paragraph. The non-equity incentive plan payouts for Messrs. Bhasin, Madhavan and Pan for 2015 were based solely upon the results of our 2015 VPP. Similarly, these executives' non-equity incentive plan payouts for 2016 will be based solely upon the results of our 2016 VPP.
The 2011, 2012, 2013 and 2014 LTIPs each provided (or, in the case of the 2014 LTIP, provides) for additional incentive payments equal to either 10 percent or 15 percent of a participant's average base salary (over the respective three-year performance periods) if certain achievement levels were (or are) met.
In connection with the approval of the 2015 LTIP, the Board of Directors increased the incentives that can be earned by our executives and modified the formula that will be used to compute awards under the 2015 LTIP and the 2017 VPP. These changes apply only to the 2015 LTIP (and the total incentives that can be earned in 2017) and reflect the significant amount of effort that will be required to achieve the growth objectives set forth in that plan. As more fully described in the Grants of Plan-Based Awards section beginning on page 111, our named executive officers (among other participating executives) will be eligible to earn LTIP incentives of up to 150 percent of their average base salary during the period from January 1, 2015 through December 31, 2017 if the stretch objective is achieved for each of the 2015 LTIP's performance goals. The potential award payments can be 50 percent of salary (if the threshold objective is achieved for each of the performance goals) or 100 percent of salary (if the target objective is achieved for each of the performance goals).
Under the 2017 VPP, we expect that our President and Chief Executive Officer and other named executive officers will be eligible to earn VPP incentives of up to 60 percent and 43.75 percent, respectively, of their base salaries in 2017 in addition to the incentives that can be earned under the 2015 LTIP. Unlike previous LTIPs, a weighting factor will not be applied to the 2017 VPP and the 2015 LTIP. However, under no circumstances can a participating executive officer earn more than 1.5 times his or her 2017 base salary when the 2017 VPP and 2015 LTIP incentive awards are combined for 2017.
The 2016 LTIP, in combination with our 2018 VPP, is expected to provide maximum incentive opportunities in 2018 of 75 percent of base salary for our President and Chief Executive Officer and 58.75 percent of base salary for our other named executive officers, which reflect their current maximum award percentages (60 percent and 43.75 percent, respectively) plus the maximum 15 percent additional incentive opportunity that is offered by the 2016 LTIP. In that year, the targeted incentive opportunities for our President and Chief Executive Officer and other executives are expected to be 51 percent and 35 percent of base salary, respectively, excluding the additional incentive opportunities that could total as much as 15 percent of the executives' base salaries under the 2016 VPP.
The maximum award percentages for our named executive officers are reviewed and approved annually by the Committee and Board of Directors. Excluding the incentive opportunities available to our named executive officers in 2017 (which, for that one year, are above the competitive market median for each of our named executive officers), our annual target award opportunities are currently below the competitive market median for each of our named executive officers.
The Committee regularly considers the nature of our compensation program, including the various compensation elements that comprise our overall compensation program for executive officers.
Base Salary
Base salary is the key component of our compensation program. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in December for all of our officers and at other times as circumstances warrant. For our executive officers, we target base salary compensation at or above the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, the position’s scope of duties and responsibilities within our organizational structure and hierarchy, and how these factors compare to other similar positions within our defined competitive market.
In establishing Mr. Bhasin’s starting base salary, the Committee and Board of Directors took into consideration the results of a competitive market analysis which was prepared by McLagan in March 2014. The analysis indicated that a starting salary approximating $600,000 would be appropriate for a candidate from within the FHLBank System for which the Chief Executive Officer position represented a promotional opportunity. While Mr. Bhasin had not previously served as a Chief Executive Officer, he brought significant relevant experience to the position given his tenure and responsibilities at the Federal Home Loan Bank of Chicago. Taking these factors into consideration, the Committee and Board of Directors set Mr. Bhasin's starting salary at $625,000. In setting Mr. Bhasin's base salary for 2015, the Committee and Board of Directors took into consideration the results of a competitive market pay study which was conducted by McLagan in October 2014. The results of the competitive pay study showed that Mr. Bhasin's base salary and targeted incentive opportunities were below the competitive range for his position. Because Mr. Bhasin had not (at that time) been in the position for a full year, and he was new to the

Chief Executive Officer role, the Board of Directors, acting upon a recommendation from the Committee, elected to give him a 2 percent cost-of-living increase.
In setting the base salaries of our other named executive officers for 2015, the Committee took into consideration the findings of the competitive market pay study that was conducted by McLagan in October 2014. The results of that study showed that there had not been any changes in our competitive markets that warranted any special adjustments for these executives. For Messrs. Lewis, Madhavan, Pan and Joiner, their base salary and targeted incentive opportunities remained within the competitive market range for their positions. Based on this information, the Committee, acting upon a recommendation from Mr. Bhasin, approved 2 percent cost-of-living adjustments for these executives.
In July 2014, Mr. Lewis' salary had been increased from $300,235 to $322,000 in recognition of his promotion from Chief Accounting Officer to Chief Financial Officer and the increased responsibilities associated with that promotion. The increase, which was approved by the Committee (acting upon a recommendation from Mr. Bhasin), brought Mr. Lewis' salary to a level that approximated the competitive market median for his position based upon a competitive pay analysis that was prepared by McLagan.
As noted above, Messrs. Madhavan and Pan joined us in August 2014. In establishing the starting base salaries for Messrs. Madhavan and Pan, Mr. Bhasin and the Committee took into consideration the results of a competitive pay analysis prepared by McLagan in June 2014. Mr. Bhasin recommended, and the Committee approved, starting salaries of $425,000 and $315,000, respectively, which, when combined with the executives' annual targeted incentive opportunities, were expected to produce total direct compensation within the competitive ranges for their positions.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 110.
Short-Term Incentive Compensation
All of our regular, full-time employees participate in our VPP, under which they have the opportunity to earn an annual cash incentive award. The VPP is designed to encourage and reward achievement of annual performance goals. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the award payment pertains (or, on a prorated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). As Messrs. Bhasin, Madhavan and Pan were hired in 2014 before September 15th of that year, they were each eligible to receive a prorated VPP award for 2014. Potential individual award percentages vary based upon an employee’s level of responsibility and are higher for those persons serving as our executive officers. Our Corporate VPP plan, in which all of our named executive officers participate, provides for substantially the same method of allocation of benefits between management and non-management participants, except that non-management participants are generally required to have individual goals which also factor into the calculation of their incentive award.
Award payments under the 2015 VPP that applied to our named executive officers depended upon the extent to which we achieved a number of corporate operational goals that were aligned with our long-term strategic business objectives. The corporate operational goals were established by the Board of Directors. Unlike our 2014 VPP, there was not a corporate profitability objective separate and apart from our corporate operating goals; for 2015, we elected instead to include our earnings initiative within the corporate operating goals. Further, in a departure from our past practice, we included a number of tactical goals within our corporate operating objectives, negating the need for separate leadership goals for our executives in 2015.
We used the following formula to calculate the 2015 VPP award payments for all of our named executive officers except Mr. Bhasin:

Base Salary as of 1/1/15	X	Employee’s Maximum Potential Award Percentage	X	Corporate Operating Goal Achievement Percentage	X	VPP Weighting Factor

For Mr. Bhasin, 75 percent of his 2015 VPP award was derived based solely upon the achievement of our corporate operating objectives, while 25 percent was based solely upon his overall individual performance as subjectively assessed by our Board of Directors. The formula that we used to calculate Mr. Bhasin’s 2015 VPP award is set forth below:

75%	X	Base Salary as of 1/1/15	X	Maximum Potential Award Percentage	X	Corporate Operating Goal Achievement Percentage	X	VPP Weighting Factor

plus

25%	X	Base Salary as of 1/1/15	X	Maximum Potential Award Percentage	X	Individual Performance Goal Achievement Percentage	X	VPP Weighting Factor
For 2015, our corporate operating objectives fell into the following broad categories: (a) growth objectives (which included, among other objectives, an earnings initiative); (b) learning initiatives; and (c) operational excellence. Each corporate operating objective was assigned a specific percentage weight together with a “target” and “stretch” objective and in some cases a “threshold” objective. The “threshold” objective or, in those cases where there was not a "threshold" objective, the "target" objective, represented a minimum acceptable level of performance for the year. The “target” objective reflected performance that was consistent with our long-term strategic objectives. The “stretch” objective reflected outstanding performance that exceeded our long-term strategic objectives.
Unlike in previous years, the corporate operating objectives under our 2015 VPP operated on a sliding scale. For each objective, the percentage achievement could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met), 60 percent (if results were equal to the threshold objective for those objectives with a threshold objective), 80 percent (if results were equal to the target objective) or 100 percent (if results were equal to or greater than the stretch objective). For each corporate operating goal, achievement levels between threshold and target (if applicable) and between target and stretch were interpolated in a manner as determined by the Committee. The results for each corporate operating goal were multiplied by the assigned percentage weight to determine its contribution to the overall corporate operating goal achievement percentage. For example, if the target objective was achieved for a goal with a percentage weight of 12.5 percent, then the contribution of that goal to our overall corporate goal achievement would be 10 percent (12.5 percent x 80 percent). The sum of the percentages derived from this calculation for each corporate operating objective yielded our overall corporate operating goal achievement percentage for the 2015 VPP. Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives such that the relative difficulty of achieving each level has been consistent from year to year.
For 2015, the Board of Directors established 11 separate VPP corporate operating objectives, each of which had a specific percentage weight ranging from 2.5 percent to 25 percent. As further set forth in the table below, the objectives relating to our growth, learning initiatives and operational excellence comprised 50 percent, 25 percent and 25 percent, respectively, of our overall corporate operating goals.
Our earnings initiative for purposes of the 2015 VPP was based upon a measure of our net income that excluded (1) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains associated with the sale of our previously hedged investment securities), (2) net prepayment fees on advances, (3) other-than-temporary impairment charges on our private-label mortgage-backed securities (and any subsequent recoveries of those charges) and (4) interest expense on mandatorily redeemable capital stock. In addition, so as not to exclude the costs associated with our interest rate caps, we included proforma amortization of the premiums paid for such caps. Further, for similar reasons, we included the actual losses (i.e., principal shortfalls) incurred during the year on our private-label mortgage-backed securities.

2015 Corporate VPP Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
Growth Objectives
1. Earnings Initiative (Adjusted Net Income)	12.5%	$34.0	$37.5	$41.0	$61.5	12.5%
2. Outstanding Advances as of December 31, 2015	12.5%	$20,000	$22,000	$24,000	$24,649	12.5%
3. Outstanding Letters of Credit as of December 31, 2015	7.5%	$3,750	$4,250	$4,500	$7,181	7.5%
4. CFI Advances as a Percentage of Total Wholesale Funding	5.0%	54%	55%	56%	56.6%	5.0%
5. New MPF Assets on Balance Sheet as of December 31, 2015	7.5%	$100	$200	$500	$—	—%
6. Total CIP/EDP Advances Projects Funded	5.0%	70	75	80	108	5.0%
	50.0%					42.5%
Learning Initiatives
1. External: (1) establish member webinars, (2) conduct collateral workshops, (3) develop member training program, and (4) conduct regional workshops	7.5%	N/A	3 of 4	4 of 4	4 of 4	7.5%
2. Internal: (1) develop manager training programs, (2) develop active training programs, and (3) develop key position mapping/succession plans	7.5%	N/A	2 of 3	3 of 3	3 of 3	7.5%
3. Individual: Aggregate training hours for our employees	2.5%	N/A	3,200 hours	4,800 hours	10,770 hours	2.5%
4. Corporate: (1) implement a learning system, (2) participate in a large community project, and (3) implement a corporate responsibility program	7.5%	N/A	2 of 3	3 of 3	3 of 3	7.5%
	25.0%					25.0%
Operational Excellence
Pass/Fail	25.0%	N/A	12 of 15	15 of 15	14 of 15	23.3%
Implement New Market Risk Platform					Completed
Implement New Income Simulation Model					Completed
Implement Data Warehouse (Phase I)					Completed
IT Service Request Automation					Completed
T&E Automation					Completed
Remediate 2014 Exam Findings					Most but not all findings were satisfactorily remediated
Implement Customer Relationship Management System					Completed
Mark to Market Member Collateral (Phase I)					Completed
Implement Remote Access					Completed
Implement Role Based Access					Completed
Achieve Cost Savings in IT					Completed
Develop Wire System Replacement Plan					Completed
Implement GRC System (Phase I)					Completed
Implement HR Solution					Completed
Implement EUC System					Completed
Overall Corporate Operating Goal Achievement Percentage						90.8%
As shown above, we did not achieve the threshold objective for one of our six corporate operating objectives that had a threshold objective. We attribute this in part to the competitiveness of our mortgage loan pricing, which was negatively impacted by our higher long-term debt costs in 2015. We achieved the stretch objective for each of the other five corporate operating goals that had a threshold objective. In addition, we achieved the stretch objective for all but one of the five corporate operating goals that had only target and stretch objectives such that our overall corporate operating goal achievement rate for 2015 was 90.8 percent, which was above our target level of 80 percent. Over the previous five years, our overall corporate operating goal achievement was as follows: 2010 — 69 percent; 2011 — 70 percent; 2012 — 82 percent; 2013 — 96 percent; and 2014 — 76 percent.
The calculation of individual incentive awards is based upon each executive’s performance as determined based upon his appraisal rating, maximum award percentage and VPP weighting factor.
Mr. Bhasin assessed the performance of Messrs. Lewis, Madhavan, Pan and Joiner using a performance appraisal form which consisted of 12 performance factors. Each of these executives had to receive a score of at least 6 (the maximum possible score was 10) to achieve a “Meets Expectations” performance rating, which is a requirement to receive an annual VPP award. For 2015, each of the executives received at least a "Meets Expectations" performance rating.
Mr. Bhasin's individual goal achievement for purposes of the VPP was derived from his performance appraisal, which was prepared by our Board of Directors. For 2015, his performance was assessed based on seven principal accountabilities. Mr. Bhasin's individual goal achievement is expressed as a percentage and is calculated by dividing the number of points received on his performance appraisal form by the 100 total possible points. For 2015, Mr. Bhasin received 94.5 points on his appraisal form, which resulted in an individual goal achievement percentage of 94.5 percent.
The possible VPP payouts to our named executive officers for 2015 are presented in the Grants of Plan-Based Awards table on page 112, while the actual VPP awards earned by these executives for 2015 are included in the Summary Compensation Table on page 110 (in the column entitled “Non-Equity Incentive Plan Compensation”). The calculation of the VPP awards earned by our named executive officers in 2015 is shown in the table below.

Name	Base Salary as of January 1, 2015 ($)	Award Component Percentage	Maximum Potential Award Percentage	Corporate Operating Goal Achievement Percentage	Individual Goal Achievement Percentage	2015 VPP Weighting Factor	2015 VPP Award ($)
Sanjay Bhasin	637,500	75.00%	60.00%	90.80%		100.00%	260,483
	637,500	25.00%	60.00%		94.50%	100.00%	90,366
							350,849

Tom Lewis	328,440		43.75%	90.80%		50.00%	65,236
Kalyan Madhavan	433,500		43.75%	90.80%		100.00%	172,208
Jibo Pan	321,300		43.75%	90.80%		100.00%	127,636
Paul Joiner	318,954		43.75%	90.80%		50.00%	63,352
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
In addition to our VPP, our President and Chief Executive Officer was granted authority by our Board of Directors to award discretionary bonuses to those employees who made significant contributions to us in 2014, some of which ultimately included our named executive officers. Upon a recommendation from Mr. Bhasin, the executive officers' 2014 discretionary bonuses were approved by the Committee on January 26, 2015, subject to the Finance Agency's review. On that same date, the Board of Directors, acting upon a recommendation from the Committee, approved a discretionary bonus for Mr. Bhasin in recognition of his extraordinary contributions to us in 2014. Mr Bhasin's discretionary bonus was also subject to the Finance Agency's review. On March 24, 2015, the Finance Agency informed us that it did not object to the payment of these discretionary bonuses. The discretionary bonuses earned by our named executive officers in 2014 are shown in the "Bonus" column of the Summary Compensation Table on page 110.
On April 24, 2014, the Board of Directors, acting upon a recommendation from the Committee, approved a special bonus for Mr. Joiner in the amount of $150,000 in recognition of his service as our Interim President and Chief Executive Officer during the period from September 17, 2013 through May 11, 2014. This special bonus was supported by data and analysis provided by Pearl Meyer & Partners, an independent compensation consultant, and was subject to the Finance Agency's review. The special bonus, which was paid to Mr. Joiner in May 2014, is shown in the "Bonus" column of the Summary Compensation Table on page 110.

Long-Term Incentive Compensation
Our LTIP provides cash-based award opportunities based on the achievement of performance goals over successive three-year periods that commence annually (each a “Performance Period”) to those employees who have been designated by the Board of Directors to be participants in the LTIP. For the three-year Performance Period that ended on December 31, 2015, which was covered by the 2013 LTIP, the Board of Directors had designated, among others, Messrs. Lewis and Joiner (each of whom was employed by us as of January 1, 2013) as participants in the plan. Messrs. Bhasin, Madhavan and Pan were not eligible to participate in the 2013 LTIP as they were not hired until 2014.
Performance goals under the 2013 LTIP were established by our Board of Directors. Each performance goal under the 2013 LTIP was assigned a specific percentage weight together with a “threshold,” “target” and “maximum” achievement level except for the goal relating to our overall performance in achieving our annual short-term VPP objectives, which is computed as the average percentage achievement in our VPP during the three-year Performance Period. For each performance goal with a threshold, target and maximum achievement level, the percentage achievement could have been 0 percent (if the threshold goal was not met), 60 percent (if results were equal to the threshold goal), 80 percent (if results were equal to the target goal) or 100 percent (if results were equal to or greater than the maximum goal). LTIP achievement levels between threshold and target and between target and maximum were interpolated in a manner as determined by the Committee. The results for each performance goal were multiplied by the assigned percentage weight to determine their contribution to the overall 2013 LTIP goal achievement. Generally, awards became vested under the 2013 LTIP only if the performance goals for the three-year Performance Period were satisfied and the participant was actively employed by us on the last day of the Performance Period (i.e., December 31, 2015).
The 2013 LTIP provided for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds were met. If, for the 2013-2015 Performance Period, the overall LTIP goal achievement was equal to or greater than 90 percent, Mr. Lewis and Mr. Joiner were each entitled to receive an additional incentive payment in an amount equal to 15 percent of his average base salary during the period from January 1, 2013 through December 31, 2015. If the overall 2013 LTIP goal achievement was equal to or greater than 80 percent but less than 90 percent, Mr. Lewis and Mr. Joiner were each entitled to receive an additional incentive payment in an amount equal to 10 percent of his average base salary during the period from January 1, 2013 through December 31, 2015. In addition, the final 2013 LTIP awards could have been modified up or down at the Board of Directors' discretion to account for performance that was not captured in the performance goals.
The amount of the award that was ultimately payable to Messrs. Lewis and Joiner under the 2013 LTIP was based upon the level at which the performance goals were achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the 2013 LTIP performance goals were achieved, the Board of Directors based its decision on the following qualifiers when deciding whether to approve payouts under the 2013 LTIP: (i) the consistent ability to pay quarterly dividends to members throughout the 2013-2015 Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the 2013-2015 Performance Period; and (iii) the maintenance of a triple-A credit rating from Moody's and S&P.
On August 5, 2011, S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ and, on August 8, 2011, it lowered the long-term credit rating on the FHLBank System’s consolidated obligations and our long-term counterparty credit rating from AAA to AA+. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. Because the downgrade of our credit rating was due solely to the downgrade of the long-term credit rating of the U.S. government, and was not due to our performance or factors within executive management's control, the Board of Directors did not apply any negative adjustment to the amount of the 2013 LTIP payouts as a result of our rating downgrade.
Further, the Board of Directors had discretion to reduce the amount of the 2013 LTIP awards for one or more of our participating executives if during the 2013-2015 Performance Period it determined that: (i) operational errors or omissions resulted in material revisions to our financial results, the information submitted to the Finance Agency or the data used to determine incentive award amounts; (ii) the submission of information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was not provided in a timely manner; or (iii) we failed to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management's attention. Although there was an instance in 2013 in which we did not timely file a Current Report on Form 8-K, the Board of Directors did not reduce the 2013 LTIP awards for Mr. Lewis or Mr. Joiner because neither executive was responsible for the late filings.
When assessing performance results and determining final 2013 LTIP awards, the Board of Directors could have considered those events that, in its opinion and discretion, were outside the significant influence of the participant or us and which had a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Further, the Board of Directors could have adjusted the performance goals for the 2013-2015 Performance Period to ensure that the purpose of the 2013 LTIP was served.

In determining the final payments under the 2013 LTIP, there were no discretionary awards, modifications or adjustments of any kind.
As further set forth in the table below, the Board of Directors established 5 separate objectives for the 2013 LTIP, each of which had a specific percentage weight of 20 percent.
2013 LTIP Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
1. Contribution to Retained Earnings from pre-ASC 815 net income for 2013-2015	20%	$90	$105	$115	$191	20.0%

2. Maintain an Estimated MVE ≥ Par Value of Capital Stock (PVCS) (excluding the impact of losses attributable to our private label residential MBS purchased prior to December 2009)	20%	MVE ≥ PVCS 8 quarters out of 12	MVE ≥ PVCS 10 quarters out of 12	MVE ≥ PVCS 12 quarters out of 12	MVE ≥ PVCS 12 quarters out of 12	20.0%

3. Maintain the Integrity of the our System of Internal Controls

Minimize the number and severity of external audit findings related to internal controls during the 2013-2015 Performance Period	20%	No Material Weaknesses	No material weaknesses and no more than 3 significant deficiencies	No material weaknesses and no more than 1 significant deficiency	No material weaknesses and 1 significant deficiency	20.0%

4. Timely Remediation of Finance Agency Examination Findings (1)

Adequately remediate Finance Agency examination findings for each year during the 2013-2015 Performance Period within the time periods specified in management's responses (2)	20%	Remediate 80% of exam findings rated "weakness" or more severe in specified time	Remediate 100% of exam findings rated "weakness" or more severe in specified time	In addition to meeting the Target Objective, remediate lower rated exam findings as identified in the remediation plan	91.3% of exam findings rated "weakness" or more severe during the Performance Period were remediated within the time period specified by management, resulting in 71.3% goal achievement	14.3%

5. Average VPP Achievement During the 2013-2015 Performance Period	20%	Average percentage achievement for the 2013-2015 Performance Period times goal weight			87.6%	17.5%

Overall 2013 LTIP Goal Achievement Percentage						91.8%
_________________________________
(1) Applied to findings from the 2012, 2013 and 2014 exams, excluding findings related to Internal Audit.

(2) The Board of Directors had discretion to determine the percentage achievement for the exam finding remediation objective based on management and Internal Audit reports, subsequent examination reports, and any additional feedback received from the Finance Agency prior to approval of the final awards.

As shown above, we achieved the stretch objective for three of our four 2013 LTIP goals that had specific objectives. Our average VPP goal achievement during the 2013-2015 Performance Period was 87.6 percent, resulting in an overall 2013 LTIP goal achievement rate of 91.8 percent. Because the overall 2013 LTIP goal achievement rate was greater than 90 percent, Mr. Lewis and Mr. Joiner were each entitled to receive an additional incentive payment in an amount equal to 15 percent of his average base salary during the period from January 1, 2013 through December 31, 2015. In comparison, our overall goal achievement for the 2010, 2011 and 2012 LTIPs was 94.7 percent, 89.5 percent and 89.2 percent, respectively.

For the 2013 LTIP, we used the following formula to calculate the LTIP award payments for Messrs. Lewis and Joiner:

Average Base Salary for the 2013-2015 Performance Period	X	Employee's Maximum Potential Award Percentage	X	2013 LTIP Achievement Percentage	X	LTIP Weighting Factor

plus

Average Base Salary for the 2013-2015 Performance Period	X	Additional Incentive Percentage
The calculation of the 2013 LTIP awards earned by Messrs. Lewis and Joiner is shown in the table below and such awards are included in the Summary Compensation Table on page 110 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Average Base Salary 2013-2015 ($)	Maximum Potential Award Percentage	2013 LTIP Achievement Percentage	2013 LTIP Weighting Factor	2013 LTIP Award Before Additional Incentive ($)	Additional Incentive Award ($)	Total 2013 LTIP Award ($)
Tom Lewis	310,182	43.75%	91.80%	50.00%	62,288	46,527	108,815
Paul Joiner	311,749	43.75%	91.80%	50.00%	62,603	46,762	109,365

Based upon their significant contributions to us in 2015, and their ineligibility to participate in our 2013 LTIP, we elected to award discretionary bonuses to Messrs. Bhasin, Madhavan and Pan in amounts that were substantially equivalent (when expressed as a percentage of salary) to the additional incentive awards that were earned by Messrs. Lewis and Joiner under the 2013 LTIP. Upon a recommendation from Mr. Bhasin, the 2015 discretionary bonuses for Messrs. Madhavan and Pan were approved by the Committee on January 25, 2016, subject to the Finance Agency's review. On that same date, the Board of Directors, acting upon a recommendation from the Committee, approved Mr. Bhasin's discretionary bonus. Mr. Bhasin's discretionary bonus was also subject to the Finance Agency's review. On February 26, 2016, the Finance Agency informed us that it did not object to the payment of these discretionary bonuses. The discretionary bonuses earned by Messrs. Bhasin, Madhavan and Pan in 2015 are shown in the "Bonus" column of the Summary Compensation Table on page 110.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra Defined Benefit Plan for Financial Institutions such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2015, the maximum compensation limit was $265,000 and the maximum annual benefit limit was $210,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
This element of our compensation program is one of several that constitute an integral part of our retention strategy, which is to reward tenure by linking it to compensation. It also represents an effort on our part to partially offset our inability to provide equity-based compensation to our employees. We consider this benefit to be a significant element of our compensation program as it pertains to our tenured executives and other key tenured employees. Based on this belief, we have elected to provide a benefit under this plan that we believe is at or near the median for comparable companies that offer this benefit, although we have not conducted any recent studies to confirm this.
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 113-116 of this report.

Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2015 was $265,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2015, combined contributions to the plan could not exceed $53,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 65 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis (prior to January 1, 2016, this percentage was 25 percent). We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service, including, if applicable, their service with a financial services institution that participated in the Pentegra Defined Contribution Plan for Financial Institutions, during which service the employee was covered by such plan. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 27 different fund options. Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra Defined Contribution Plan for Financial Institutions), each of our named executive officers was eligible to receive in 2015 a 200 percent matching contribution on the first 3 percent of his eligible monthly base salary that he contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 110 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2015” table.
We offer the savings plan as a competitive practice and have historically targeted our matching contributions to the plan at or near the market median for comparable companies.
Deferred Compensation Program
We offer our highly compensated employees, including our named executive officers, the opportunity to voluntarily defer receipt of a portion of their base salary above a specified amount and all or part of their annual VPP award under the terms of our nonqualified deferred compensation program. The program allows participants to save for retirement or other future-dated in-service obligations (e.g., college, home purchase, etc.) in a tax-effective manner, as contributions and earnings on those contributions are not taxable to the participant until received. Under the program, amounts deferred by the participant and our matching contributions can be invested in an array of externally managed mutual funds. Beginning in 2017, we will offer participants in our LTIPs the opportunity to defer all or part of their LTIP awards. This opportunity will apply first to the awards earned under the 2015 LTIP, which covers the 2015-2017 Performance Period.
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive if not for the limits imposed on the qualified plan by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 110 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2015” table. Our previous competitive market analyses have indicated that our matching contributions to the qualified savings plan are at or near the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this is also true for the matching contributions that we provide under the deferred compensation program although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 116-118.

Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that currently serves as an additional incentive for one of our executive officers (Mr. Lewis) to remain with us. As discussed below, Mr. Joiner, the only other named executive officer that participates in the SERP, is already fully vested in his benefits. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided to discontinue contributions to our SERP for the foreseeable future. The Committee and Board of Directors may consider reactivating or replacing the SERP at some point in the future; however, the timing of any actions that might be taken is not known at this time. If the SERP is reactivated or replaced, the Committee and Board of Directors would expect to add our other executive officers as participants. While active, our intent with the SERP was to make up a portion of the pension benefit that was lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code (it was never our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan). Our final contribution to the SERP, totaling $24,876, was made on Mr. Lewis' behalf in 2014. Each participant’s benefit under the SERP consists of the contributions we made on his behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP were determined solely at the discretion of our Board of Directors and were, during the periods in which they were made, based upon our desire to provide a reasonable level of supplemental retirement income to the participants. Generally, benefits under the SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his age and years of service with us is at least 70. As of December 31, 2015, Mr. Joiner met the Rule of 70. If his employment with us continues, Mr. Lewis will attain the Rule of 70 in approximately 2 years. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his death or disability. Otherwise, vested benefits are not payable to the participant until he reaches age 62 or, if later, upon retirement. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
Many other comparable financial institutions in our defined competitive markets offer supplemental executive retirement plans that are designed to fully restore the lost benefits under their tax qualified plans and therefore our decision not to offer this form of compensation at least for the foreseeable future may put us at a competitive disadvantage.
For details regarding the operation of Groups 1 and 2 of our SERP and the current account balances for Messrs. Lewis and Joiner, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 116.
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
Until 2014, we had a long-standing policy under which all regular full-time employees could elect to cash out their accrued and unused vacation leave on an annual basis, subject to certain conditions. Vacation leave cash outs were calculated by multiplying the number of vacation hours cashed out by the employee’s hourly rate. For this purpose, the hourly rate was computed by dividing the employees’ base salary by 2,080 hours. In years prior to 2014, we also automatically bought back from all regular full-time employees all accrued and unused flex leave in excess of our maximum annual carryover amount (520 hours) at a rate of 50 cents on the dollar. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. In 2014, we eliminated both of these annual cash out benefits. Employees (including executive officers) were given the option to either carry over any accrued and unused vacation as of December 31, 2013 (subject to certain limitations) or cash out those vacation hours in 2014. In that year, Mr. Lewis opted to cash out unused vacation hours with a value of $7,517. Mr. Joiner, the only other named executive officer who was affected by this policy change, elected to carry over rather than cash out his unused vacation hours as of December 31, 2013. There were no flex leave payouts made to our named executive officers or any other employees in 2015 or 2014, nor were there any payouts made to our named executive officers or any other employees for unused vacation in 2015.
Based on our general experience and market knowledge, we believe that our previous vacation and flex leave cash out benefits were above the market median, although we never conducted a study to confirm this.
Our employees accrue vacation at different rates depending upon their job grade level and length of service. When an employee has completed 13 or more years of service, he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can accumulate to two times the amount of vacation he or she earns in an annual period. This policy is effected by allowing employees to carry over no more than the amount of vacation that he or she earns in an annual period to the next calendar year. Based on their job grade level and tenure with us, Messrs. Bhasin, Madhavan and Pan currently accrue 160 hours of vacation leave per year while Messrs. Lewis and Joiner accrue 200 hours of vacation leave per year. Mr. Lewis accrued 160 hours of vacation leave per year prior to early 2016. If an employee's employment with us is terminated for any reason, he or she is entitled to receive a payment for all accrued but unused vacation time as of their termination date, which, as noted above, cannot exceed two times the amount of vacation that he or she earns in an annual period.
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
Perquisites and Tax Gross-ups
In 2015, we provided a limited number of perquisites to our named executive officers, which consisted of the payment of meal costs associated with a spouse accompanying the officer to our in-town board function that was held in December 2015. In 2015, Mr. Bhasin and Mr. Joiner utilized this benefit at a total incremental cost to us of $262. In addition, we reimbursed Mr. Madhavan for the incremental taxes associated with some of his relocation benefits pursuant to our standard employee relocation assistance procedures. Further, we reimbursed Mr. Pan for a portion of his commuting costs (totaling less than $6,100) and the incremental taxes associated with those reimbursements.
Executive Employment Agreements
On November 20, 2007 (“Effective Date”), we entered into employment agreements with Messrs. Lewis and Joiner. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire at that time to retain the services of these executive officers for no less than the three-year term of the agreements. As of each anniversary of the Effective Date in years prior to 2014, an additional year was automatically added to the unexpired term of the employment agreements because neither we nor the executive officer gave a notice of non-renewal. On November 3, 2014, we gave a written notice of non-renewal to both Mr. Lewis and Mr. Joiner and in so doing we fixed the term of the employment agreements. As a result, the employment agreements with each of these executive officers will expire on November 19, 2016. We took this action in an effort to ultimately bring the executives' compensation packages more in line with current market practices. While the payments resulting from the specified triggering events in the employment agreements are similar in nature and amount to those commonly found in agreements that were used by comparable companies at the time these executive employment agreements were entered into, we determined that such amounts are not comparable to those found in more recent agreements. Upon the expiration of these agreements, it is our current intention to enter into one-year employment agreements with Messrs. Lewis and Joiner that are identical to the agreement that is currently in place with Mr. Bhasin (among other executives), as further discussed below.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 118, the employment agreements with Messrs. Lewis and Joiner provide for payments in the event that the executive officer’s employment with us is terminated either by the executive for good reason or by us other than for cause, or in the event that we relieve the executive officer of his duties during the remaining term of the employment agreement.
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin. This agreement was authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain Mr. Bhasin's services for no less than the one-year term of the agreement.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 118, the employment agreement with Mr. Bhasin provides for payments in the event that his employment with us is terminated either by him for good reason or by us other than for cause, by reason of his death or disability, or as a result of us giving notice of non-renewal of the employment agreement at a time when he is willing and able to continue his employment on substantially the same terms. The initial one-year term of the agreement will end on March 23, 2016 and because neither we nor Mr. Bhasin gave a notice of non-renewal, the term of the employment agreement will be extended through March 23, 2017. On the expiration of that term and on each yearly anniversary thereafter, the agreement will automatically renew for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal not less than 30 days prior to the expiration date. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements used by comparable companies and therefore advance our objective of retaining Mr. Bhasin.
We considered each of the actions described above to be prudent based on our belief that these individuals are extremely well qualified to perform the duties of their respective job positions, that they have skill sets that are highly sought after in the financial services industry, and that their continued employment with us is essential to our ability to meet our business objectives.
To date, Messrs. Madhavan and Pan have elected not to enter into employment agreements with us.
2016 Compensation Decisions
The 2016 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2015) are presented below. All of the salaries in the table below were effective January 1, 2016.

Name	2016 Base Salary	Percentage Change
Sanjay Bhasin	$656,625	Increase of 3.0 percent
Tom Lewis	$338,293	Increase of 3.0 percent
Kalyan Madhavan	$446,505	Increase of 3.0 percent
Jibo Pan	$343,791	Increase of 7.0 percent
Paul Joiner	$328,523	Increase of 3.0 percent

In September 2015, we engaged McLagan to conduct a competitive market pay study for all of our executive officers. The results of this study showed that Mr. Bhasin's base salary and targeted incentive opportunities continued to lag the competitive market range for his position, even when the higher incentives offered by the 2015 LTIP were taken into consideration. Based on this information, the consultant's recommendations and Mr. Bhasin's outstanding performance, the Committee and Board of Directors wanted to give Mr. Bhasin an above standard merit increase. However, Mr. Bhasin informed the Committee and Board of Directors that he preferred to receive a standard merit increase, wanting first to accomplish the more significant longer-term objectives that he had laid out for us upon his arrival in May 2014. The Board of Directors, acting upon a recommendation from the Committee, honored Mr. Bhasin's request, giving him a standard 3 percent merit increase.
As for our other named executive officers, the study showed that on a look-back basis, each of these executives' total direct compensation had fallen behind the competitive market which, for purposes of the 2015 analysis, had been modified to include public proxy peers with assets between $10 billion (rather than $5 billion) and $20 billion (aside from this change, our defined competitive market remained the same). However, when the higher incentives offered by the 2015 LTIP were factored into the analysis, each of these executives' base salaries and targeted incentive opportunities for the three-year period covered by the LTIP were expected to be within the competitive market range for their positions, except for our Head of Capital Markets. Based on this information, the Committee, acting upon a recommendation from Mr. Bhasin, approved standard merit increases of 3 percent for Messrs. Lewis, Madhavan and Joiner and an above standard merit increase of 7 percent for Mr. Pan.
With regard to the 2016 incentive opportunities for Messrs. Lewis and Joiner, the results of the VPP goal achievement for 2016 and the LTIP goal achievement for the 2014-2016 Performance Period will each be weighted 50 percent to determine the total incentive award payouts for 2016 before any additional incentive payments or other adjustments under the 2014 LTIP. The 2016 incentive opportunities for Messrs. Bhasin, Madhavan and Pan will be based solely on the results of the VPP goal achievement for 2016, as these executives do not participate in the 2014 LTIP. For purposes of the 2016 VPP and the 2014 LTIP, the calculations will again be based upon the executives' maximum potential award percentages.
For purposes of our 2016 VPP, the Board of Directors has established 15 separate VPP corporate operating objectives. These operating objectives fall into the following broad categories: growth objectives (which include, among other objectives, an earnings initiative), diversity and inclusion initiatives, learning initiatives, and operational excellence. Within each category, there are multiple goals.

The following table sets forth an estimate of the possible VPP awards that can be earned by our named executive officers in 2016. The threshold amounts were computed based upon the assumption that we would only achieve the threshold objective for each of the six corporate operating goals that have a threshold objective and that we would accomplish the four corporate operating goals that have only a pass/fail objective (40 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve the target objective for each of the 11 corporate operating goals that have a target objective and that we would accomplish the four corporate operating goals that have only a pass/fail objective (82 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of the 11 corporate operating goals that have a stretch objective and that we would accomplish the four corporate operating goals that have only a pass/fail objective (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Bhasin will receive a perfect score on his performance appraisal. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. Achievement levels between threshold and target (if applicable) and between target and maximum will be interpolated.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2016 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	216,686	340,788	393,975
Tom Lewis	29,601	60,681	74,002
Kalyan Madhavan	78,138	160,184	195,346
Jibo Pan	60,163	123,335	150,409
Paul Joiner	28,746	58,929	71,864

For purposes of our 2014 LTIP, the Board of Directors established five performance goals, each of which has a specific percentage weight of 20 percent. The performance goals under the 2014 LTIP are based upon factors relating to our retained earnings growth, market value of equity, internal controls, Finance Agency examination findings, and the overall performance in achieving our annual short-term VPP objectives during the 2014-2016 Performance Period.

The following table sets forth an estimate of the possible LTIP awards that can be earned by Messrs. Lewis and Joiner for the 2014-2016 Performance Period. The threshold amounts were computed based upon the assumption that we will achieve the threshold objective for each of our four 2014 LTIP goals that have specific objectives and that the average VPP achievement during the 2014-2016 Performance Period will equal 60 percent (60 percent overall LTIP goal achievement). The target amounts were computed based upon the assumption that we will achieve the target objective for each of our four 2014 LTIP goals that have specific objectives and that the average VPP achievement during the 2014-2016 Performance Period will equal 80 percent (80 percent overall LTIP goal achievement). The maximum amounts were computed based upon the assumption that we will achieve the stretch objective for each of our four 2014 LTIP goals that have specific objectives and that the average VPP achievement during the 2014-2016 Performance Period will equal 88.9 percent, the highest percentage achievement possible given the results of the 2014 VPP (76 percent achievement) and the 2015 VPP (90.8 percent achievement), which would result in 97.8 percent overall LTIP goal achievement. For purposes of the 2014 LTIP, the calculations are based upon the executives' average base salaries during the 2014-2016 Performance Period. If, for the 2014-2016 Performance Period, the overall LTIP goal achievement is equal to or greater than 90 percent, Mr. Lewis and Mr. Joiner will each be entitled to receive an additional incentive payment in an amount equal to 15 percent of his average base salary over the three-year performance period. If the overall LTIP goal achievement for the 2014-2016 Performance Period is equal to or greater than 80 percent but less than 90 percent, Mr. Lewis and Mr. Joiner will each be entitled to receive an additional incentive payment in an amount equal to 10 percent of his average base salary over the three-year performance period. The target and maximum amounts set forth in the table below include the additional incentive payments equal to 10 percent and 15 percent, respectively, of the executives' average base salaries during the three-year performance period. Similar to our VPP awards, the ultimate 2014 LTIP payouts (other than the maximum payouts) could vary significantly from the amounts presented in the table given the number of variables involved in the calculation of the final payouts. For instance, the 2014 payouts could be substantially less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the four 2014 LTIP goals that have specific objectives. Similarly, because achievement levels between threshold and target and between target and maximum are interpolated, the ultimate 2014 LTIP payouts could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2014 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Tom Lewis	42,759	89,590	118,564
Paul Joiner	42,008	88,016	116,482

The following table combines the possible VPP and LTIP awards from the two preceding tables and represents the total non-equity incentive plan compensation that can be earned by our named executive officers in 2016.

	2016 VPP			2014 LTIP			Total
	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	216,686	340,788	393,975	—	—	—	216,686	340,788	393,975
Tom Lewis	29,601	60,681	74,002	42,759	89,590	118,564	72,360	150,271	192,566
Kalyan Madhavan	78,138	160,184	195,346	—	—	—	78,138	160,184	195,346
Jibo Pan	60,163	123,335	150,409	—	—	—	60,163	123,335	150,409
Paul Joiner	28,746	58,929	71,864	42,008	88,016	116,482	70,754	146,945	188,346

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

The Compensation and Human Resources Committee

Patricia P. Brister, Chairman
Mary E. Ceverha, Vice Chairman
C. Kent Conine
A. Fred Miller, Jr.
Sally I. Nelson
Joseph F. Quinlan, Jr.
Robert M. Rigby

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2015, 2014 and 2013 (to the extent applicable) of our President and Chief Executive Officer (who joined the Bank on May 12, 2014); our Executive Vice President and Chief Financial Officer (who served as our Chief Accounting Officer during 2013 and the period from January 1, 2014 through June 10, 2014 and as our principal financial officer during all of 2015 and 2014), and our three other most highly compensated executive officers who were serving as executive officers at the end of 2015. Collectively, the five individuals presented in the table are referred to as our "named executive officers." Because Jibo Pan, who joined the Bank on August 11, 2014, was not a named executive officer in 2014, only his 2015 compensation information is presented. Kalyan Madhavan joined the Bank on August 11, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Sanjay Bhasin	2015	637,500	100,000	(1)	—	—	350,849	22,000	37,894	1,148,243
President/CEO	2014	400,240	150,000	(1)	—	—	199,531	153,000	237,248	1,140,019

Tom Lewis	2015	328,440	—		—	—	174,051	—	20,329	522,820
EVP/Chief Financial	2014	310,615	22,518	(1)	—	—	136,986	304,000	50,407	824,526
Officer	2013	291,490	—		—	—	144,938	—	67,765	504,193

Kalyan Madhavan	2015	433,500	61,882	(1)	—	—	172,208	32,000	53,255	752,845
EVP/Group Head,	2014	167,548	95,479	(1)	—	—	58,880	136,000	165,732	623,639
Members & Markets

Jibo Pan	2015	321,300	45,866	(1)	—	—	127,636	10,000	18,193	522,995
EVP/Head of Capital
Markets

Paul Joiner	2015	318,954	—		—	—	172,717	—	19,137	510,808
EVP/Chief Strategy Officer	2014	312,700	165,635	(2)	—	—	141,610	403,000	18,762	1,041,707
	2013	303,593	—		—	—	150,945	65,000	23,629	543,167
___________________________________

(1)
Amounts represent discretionary awards for services rendered in the indicated years. All of the amounts shown for 2014 were paid to the executive officers on March 31, 2015. All of the amounts shown for 2015 will be paid to the executive officers on March 31, 2016.

(2)
The amount reported for Mr. Joiner consists of a $150,000 special bonus in recognition of his services as our Interim President and Chief Executive Officer during the period from September 17, 2013 through May 11, 2014 and a $15,635 discretionary award for the other services he rendered in 2014. The special bonus was paid to Mr. Joiner in May 2014 and his discretionary award was paid on March 31, 2015.

(3)
Amounts for 2015 represent VPP awards earned for services rendered in 2015 and, for Mr. Lewis and Mr. Joiner, LTIP awards earned for services rendered during 2013, 2014 and 2015. Amounts for 2014 represent VPP awards earned for services rendered in 2014 and, for Mr. Lewis and Mr. Joiner, LTIP awards earned for services rendered during 2012, 2013 and 2014. Amounts for 2013 represent VPP awards earned for services rendered in 2013 and LTIP awards earned for services rendered during 2011, 2012 and 2013. The amounts shown for 2014 and 2013 were paid to the executive officers in March 2015 and March 2014, respectively. The amounts shown for 2015 will be paid on March 31, 2016. The components of this column for 2015 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2015."

(4)
Amounts reported in this column for 2015, 2014 and 2013 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years (or, in the case of Messrs. Bhasin and Madhavan, the period during which each of them was employed by us in 2014), calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 113-116. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2015, 2014 or 2013. In 2015, the actuarial present value of the accumulated pension benefits for Mr. Lewis and Mr. Joiner decreased by $45,000 and $129,000, respectively. In 2013, the actuarial present value of the accumulated pension benefits for Mr. Lewis decreased by $27,000.

(5)	The components of this column for 2015 are provided in the table below entitled "Components of All Other Compensation for 2015."

Components of Non-Equity Incentive Plan Compensation for 2015

Name	2015 VPP ($)	2013 LTIP ($) (1)	Total Non-Equity Incentive Plan Compensation ($)

Sanjay Bhasin	350,849	—	350,849
Tom Lewis	65,236	108,815	174,051
Kalyan Madhavan	172,208	—	172,208
Jibo Pan	127,636	—	127,636
Paul Joiner	63,352	109,365	172,717
_______________________________________
(1) The 2013 LTIP covered the three-year performance period from January 1, 2013 through December 31, 2015.
Components of All Other Compensation for 2015

Name	Bank Contributions to Vested Defined Contribution Plans
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	Relocation Benefits ($)	Perquisites ($)	Tax Gross ups ($)		Total All Other Compensation ($)

Sanjay Bhasin	15,900	21,994	—	*	—		37,894
Tom Lewis	15,900	4,429	—	—	—		20,329
Kalyan Madhavan	15,900	10,110	24,707	—	2,538	(1)	53,255
Jibo Pan	15,900	—	—	**	2,293	(2)	18,193
Paul Joiner	15,900	3,237	—	*	—		19,137
_______________________________________

(1)	Represents tax reimbursements on income imputed to Mr. Madhavan for relocation benefits which were either paid or reimbursed pursuant to our standard employee relocation assistance procedures.

(2)	Represents tax reimbursements on income imputed to Mr. Pan for our reimbursements of some of his commuting costs.
* Amounts were less than $132.
** Amounts were less than $6,100.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2015. The threshold amounts were computed based upon the assumption that we would only achieve the threshold objective for each of the six corporate operating goals that had a threshold objective (30 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve the target objective for each of our 11 corporate operating goals (80 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of our 11 corporate operating goals (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Bhasin would receive a perfect score on his performance appraisal. The threshold, target and maximum amounts were further based upon the assumption that each of our named executive officers other than Mr. Bhasin would receive at least a “Meets Expectations” performance rating. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the VPP awards could have been less than the threshold amounts if we achieved one or some (but not all) of the threshold objectives relating to the six corporate operating goals that had such an objective. In addition, for each corporate operating goal, achievement levels between threshold and target (as it related to six of the goals) and between target and maximum (as it related to all 11 goals) are interpolated and, as a result, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. The 2015 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 94 through 109.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2015 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	181,688	325,125	382,500
Tom Lewis	21,554	57,477	71,846
Kalyan Madhavan	56,897	151,725	189,656
Jibo Pan	42,171	112,455	140,569
Paul Joiner	20,931	55,817	69,771
On December 22, 2014, the Board of Directors, acting upon a recommendation from the Committee, approved our 2015 LTIP, subject to the Finance Agency's review. On April 1, 2015, the Finance Agency informed us that it did not object to the 2015 LTIP. The 2015 LTIP was retroactively effective as of January 1, 2015.
The 2015 LTIP provides cash-based award opportunities for all of our named executive officers (among other officers) based on the achievement of performance goals for the period from January 1, 2015 through December 31, 2017 (the "2015-2017 Performance Period"). The performance goals under the 2015 LTIP were established by the Board of Directors and are based upon growth objectives relating to our advances, letters of credit and earnings. Each of the three performance goals under the 2015 LTIP has been assigned a specific percentage weight together with a “threshold,” “target” and “stretch” achievement level. The percentage achievement for each performance goal can be 0 percent (if the threshold goal is not met), 50 percent (if results are equal to the threshold goal), 100 percent (if results are equal to the target goal) or 150 percent (if results are equal to or greater than the stretch goal). LTIP achievement levels between threshold and target and between target and stretch will be interpolated in a manner as determined by the Compensation and Human Resources Committee. The results for each performance goal are multiplied by the assigned percentage weight to determine its contribution to the overall 2015 LTIP goal achievement. Awards become vested under the 2015 LTIP only if the performance goals for the 2015-2017 Performance Period have been met and the awards have received final approval by the Board of Directors following the end of the three-year performance period. Awards under the 2015 LTIP are payable no later than March 15, 2018 provided the Finance Agency has no objections.
For our participating executive officers, the potential award payments under the 2015 LTIP can be 50 percent of salary (if the threshold objective is achieved for each of the three performance goals), 100 percent of salary (if the target objective is achieved for each of the three performance goals) or 150 percent of salary (if the stretch objective is achieved for each of the three performance goals). For purposes of the 2015 LTIP, salary means the executive's average base salary during the 2015-2017 Performance Period. Given the number of variables involved in the calculation of the 2015 LTIP awards, the ultimate payouts (other than the maximum payouts) could vary significantly, as further described below. In addition, the final 2015 LTIP awards may be modified up or down at the Board of Director’s discretion to account for performance that is not captured in the performance goals.
The awards relating to the 2017 VPP and the 2015 LTIP will be calculated independent of one another. Under the 2017 VPP, our President and Chief Executive Officer and other executive officers will be eligible to earn VPP incentives of up to 60 percent and 43.75 percent, respectively, of their base salaries in 2017 in addition to the incentives that can be earned under the 2015 LTIP. Unlike previous LTIPs, a weighting factor will not be applied to the 2017 VPP and the 2015 LTIP. However, under no circumstances can a participating executive officer earn more than 1.5 times his or her 2017 base salary when the 2017 VPP and 2015 LTIP incentive awards are combined for 2017.
If a participating executive officer’s employment is terminated for any reason during the 2015-2017 Performance Period, his or her unvested 2015 LTIP awards will generally be forfeited.
Among other reasons, the Board of Directors may exercise its discretion to reduce the amount of the 2015 LTIP awards for one or more participants if: (i) during the 2015-2017 Performance Period, operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive award amounts; (ii) in 2015, the submission of information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was not provided in a timely manner; (iii) during the 2015-2017 Performance Period, we fail to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management’s attention; or (iv) during the 2015-2017 Performance Period, a participant is determined by the Board of Directors to have committed a violation of our Code of Conduct and Ethics for Employees or similar policy that is sufficiently significant to warrant a reduction or forfeiture of the participant's award. Further, the Board of Directors may remove a participant from the 2015 LTIP at any time in its sole discretion.

The following table sets forth an estimate of the possible 2015 LTIP awards that can be earned by our named executive officers. The threshold amounts were computed based upon the assumption that we will achieve the threshold objective for each of our three 2015 LTIP goals (50 percent overall LTIP goal achievement). The target amounts were computed based upon the assumption that we will achieve the target objective for each of our three 2015 LTIP goals (100 percent overall LTIP goal achievement). The maximum amounts were computed based upon the assumption that we will achieve the stretch objective for each of our three 2015 LTIP goals (150 percent overall LTIP goal achievement). For purposes of estimating the possible payouts under the 2015 LTIP, the average base salaries were computed based upon the assumption that the named executive officers' base salaries presented in the table on page 107 would remain unchanged in 2017. As a result, the estimated possible 2015 LTIP payments for the named executive officers could increase depending upon the actions, if any, that are taken in December 2016 with respect to the named executive officers' base salaries for 2017. Similar to our VPP awards, the ultimate 2015 LTIP payouts (other than the maximum payouts) could vary significantly from the amounts presented in the table given the number of variables involved in the calculation of the final payouts. For instance, the 2015 LTIP payouts could be substantially less than the threshold amounts if we achieve one or two (but not all three) of the threshold objectives relating to our 2015 LTIP goals. Similarly, because achievement levels between threshold and target and between target and maximum are interpolated, the ultimate 2015 LTIP payouts could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2015 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	325,125	650,250	975,375
Tom Lewis	167,505	335,009	502,513
Kalyan Madhavan	221,085	442,170	663,255
Jibo Pan	168,147	336,294	504,441
Paul Joiner	162,667	325,333	488,000

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Messrs. Lewis and Joiner were hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2015. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	11.1	448,000	—
Tom Lewis	Pentegra DB Plan	12.9	844,000	—
Kalyan Madhavan	Pentegra DB Plan	10.2	450,000	—
Jibo Pan	Pentegra DB Plan	12.8	440,000	—
Paul Joiner	Pentegra DB Plan	30.0	2,698,000	—
The regular form of retirement benefit under the Pentegra DB Plan is a single life annuity that includes a lump sum death benefit. The normal retirement age is 65, but the plan provides for an unreduced retirement benefit beginning at age 60 as it relates solely to benefits that were accrued prior to July 1, 2015 (for employees hired prior to July 1, 2003) or age 62 (for employees hired on or after July 1, 2003 that meet the eligibility requirements to participate in the Pentegra DB Plan and, for employees hired prior to July 1, 2003, the benefits that those employees accrue on and after July 1, 2015). For employees who are not eligible to participate in the Pentegra DB Plan, we offer an enhanced defined contribution plan.
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:

•
Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2015 commence at age 62 for Messrs. Bhasin, Lewis, Madhavan and Pan and are discounted to December 31, 2015);

•	Mr. Joiner's accumulated benefit is not discounted as he was eligible to receive an unreduced benefit as of December 31, 2015;

•
Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 4.34 percent. The lump sum benefit is calculated using a discount rate of either 4.34 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);

•
The annuity benefit is valued using the RP-2014 white collar worker annuitant table with mortality improvement scale MP-2015 and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2015; and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2015, this amount was $210,000 at age 65). The annual pension benefit limit is less than $210,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2015, this amount was $265,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2016, the Internal Revenue Service did not increase the maximum compensation limit nor did it increase the maximum allowable annual benefit.
Benefit Formula
Subject to the exceptions noted below for Messrs. Bhasin, Madhavan and Pan, the annual benefit payable under the Pentegra DB Plan (assuming a participant chooses a single life annuity with a lump sum death benefit) is calculated using the following formula:

•	3 percent x years of service credited prior to July 1, 2003 x high 36-month average compensation earned prior to July 1, 2015 plus

•	2 percent x years of service credited on or after July 1, 2003 x high 36-month average compensation for the entire period of participation in the Pentegra DB Plan

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2015 Internal Revenue Code limitation of $265,000 per year. In 2015, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.

The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2015, Messrs. Bhasin, Lewis, Madhavan, Pan and Joiner had accumulated 1.6, 12.5, 1.3, 1.3 and 10.1 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis and Mr. Joiner, the remainder of their service (0.4 and 19.9 years, respectively) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2015, all of the named executive officers that participate in the Pentegra DB Plan were fully vested in their accrued pension benefits.
Early Retirement
Employees enrolled in the Pentegra DB Plan are eligible for early retirement at age 45 if hired prior to July 1, 2003. If hired on or after July 1, 2003 and before January 1, 2007, employees are eligible for early retirement at age 55 if they have at least 10 years of service with us. Employees hired on or after January 1, 2007 who meet the eligibility requirements to participate in the Pentegra DB Plan are eligible for early retirement at age 55 if they have at least 10 years of accrued benefit service in the Pentegra DB Plan, including prior credited service. If an employee wishes to retire before reaching his or her unreduced benefit age, an early retirement reduction factor (or penalty) is applied. If the sum of an employee’s age and benefit service (including any prior credited service) is at least 70, the “Rule of 70” would apply and the employee’s benefit would be reduced by 1.5 percent for each year that the benefit is paid prior to reaching his or her unreduced benefit age. If an employee hired prior to July 1, 2003 terminates his or her employment prior to attaining the Rule of 70, the portion of that employee’s benefit that was earned prior to July 1, 2015 would be reduced by 3 percent for each year that the benefit is paid prior to reaching age 60. The portion of the benefit earned by that employee on and after July 1, 2015 (if commenced before reaching age 62) would be reduced by 6 percent per year from age 62 to age 60, 4 percent per year from age 60 to age 55 and 3 percent per year from age 55 to age 45. The penalties that apply from age 55 until the employee reaches age 62 (as described in the immediately preceding sentence) are equivalent to the penalties that apply to employees hired on or after July 1, 2003 who have not attained the Rule of 70 prior to termination. The early retirement reduction factor does not apply to an eligible employee if he or she retires as a result of a disability.
As of December 31, 2015, Mr. Joiner was eligible to retire with full benefits. Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2015, Mr. Lewis was eligible for early retirement with reduced benefits. Because he has not met the Rule of 70, the early retirement reduction factor applicable to Mr. Lewis as of that date would have been approximately 21 percent as it relates to the benefits he had earned prior to July 1, 2015 and approximately 38 percent as it relates to the benefits he had earned on and after July 1, 2015. Given their ages and hire dates, Messrs. Bhasin, Madhavan and Pan are not yet eligible for early retirement.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2015 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan and includes only the named executive officers who participate in one or both plans. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”) for Messrs. Lewis and Joiner. Messrs. Bhasin, Madhavan and Pan do not participate in the SERP. As discussed more fully in the Compensation Discussion and Analysis on page 105, we do not intend in the foreseeable future to add any new participants to the SERP, nor do we intend to make any additional SERP contributions on behalf of Mr. Lewis or Mr. Joiner. The term "NQDC Plan" refers to our Consolidated Deferred Compensation Plan and any predecessor plans. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics. Messrs. Bhasin, Lewis, Madhavan and Joiner participate in our NQDC Plan. Mr. Pan elected not to participate in our NQDC Plan in 2015 or 2014. Further, Mr. Madhavan did not participate in our NQDC Plan in 2014.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	38,250	21,994	(731)	—	83,810

Tom Lewis
NQDC Plan	2,040	4,429	13	17,021	29,662
SERP — Group 1	—	—	(12,022)	—	289,393
SERP — Group 2	—	—	17	—	10,157
	2,040	4,429	(11,992)	17,021	329,212

Kalyan Madhavan
NQDC Plan	43,350	10,110	(672)	—	52,788

Paul Joiner
NQDC Plan	69,791	3,237	(1,364)	—	138,944
SERP — Group 1	—	—	(17,750)	—	427,276
	69,791	3,237	(19,114)	—	566,220
_______________________________________

(1)	All amounts in this column are included in the “Salary” column for 2015 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2015 in the Summary Compensation Table.

(3)
The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2015 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2015 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2011, 2010 or 2009 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented above) had been required; and (3) earnings (losses) accumulated through December 31, 2015 (2015 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because Mr. Lewis and Mr. Joiner have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

				Amounts Not Previously Distributed
	Amounts Reported in Summary Compensation Table			Reportable Compensation Related to Years Prior to 2013 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2015 ($)	2014 ($)	2013 ($)			Total ($)
Sanjay Bhasin	60,244	23,313	—	—	253	83,810
Tom Lewis	6,469	29,330	37,330	190,946	65,137	329,212
Kalyan Madhavan	53,460	—	—	—	(672)	52,788
Paul Joiner	73,028	5,202	4,956	317,654	165,380	566,220
NQDC Plan
Under our NQDC Plan, our named executive officers and other highly compensated employees may elect to defer receipt of all or part of their VPP award and a portion of their base salary, subject in all cases to a minimum annual deferral of $2,040. In 2015 and prior years, we did not permit the deferral of LTIP awards. Deferral elections are made by eligible employees in December of each year for amounts to be earned in the following year and are irrevocable. Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under our qualified plan (for 2015, the maximum compensation limit for qualified plans was $265,000). Base salary deferred under our NQDC Plan is not included in eligible compensation for purposes of our qualified plan. All of our participating executives are fully vested in their NQDC Plan account balance at all times.
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
SERP
Our SERP was established primarily to provide supplemental retirement benefits to those employees who were serving as our executive officers at the time the SERP was established. Messrs. Lewis and Joiner are the only remaining executives from that group. As noted above, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics. Group 2, as explained below, was established to provide benefits to a specified group of our employees, only one of whom is a named executive officer.
Group 1
Messrs. Lewis and Joiner participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group

1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. If, prior to becoming vested, the officer terminates employment for any reason other than death or disability, or he is removed from Group 1, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Messrs. Lewis and Joiner are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Lewis and Mr. Joiner is based solely on the contributions that were made by us on their behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to either participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of either participant. Based upon his age (63) and years of service with us as of December 31, 2015, Mr. Joiner is fully vested in his Group 1 benefits. Mr. Lewis is not vested in his Group 1 benefits as the sum of his age and years of service with us is approximately 66. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. Mr. Joiner has elected to receive his Group 1 benefits in annual installments over 10 years. Upon his retirement or termination, Mr. Joiner's Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with his investment selections. Mr. Lewis has elected to receive his Group 1 benefits in a lump sum distribution. If Mr. Lewis dies before reaching age 62, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On November 20, 2007 (“Effective Date”), we entered into identical employment agreements with Messrs. Lewis and Joiner. On March 24, 2015, we entered into an employment agreement with Mr. Bhasin that is different than the agreements we have with Messrs. Lewis and Joiner. As further discussed below, the employment agreements with each of these three executive officers provide for certain termination benefits in specified circumstances. As of December 31, 2015 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Madhavan and Pan. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than certain executive officers with whom we have entered into employment agreements, including Messrs. Bhasin, Lewis and Joiner. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated as a result of a merger and/or consolidation, or when warranted by economic conditions, functional reorganization, or technological obsolescence (a "RIF Policy Triggering Event"). Accordingly, at December 31,

2015, Messrs. Madhavan and Pan would have been entitled to termination benefits under our RIF Policy if a RIF Policy Triggering Event had occurred on that date. In addition, under the terms of our 2014 LTIP agreement, if during the 2014-2016 LTIP Performance Period a participating executive’s employment with us is terminated due to certain specified events, the LTIP award relating to that three-year Performance Period will, to the extent the performance goals for such Performance Period are ultimately satisfied, be treated as earned in a pro rata manner based upon the relative portion of the Performance Period prior to the executive’s termination of employment. The 2015 and 2016 LTIPs do not contain a similar provision. The potential payments upon termination under the November 2007 and March 2015 employment agreements and our RIF Policy, as applicable, are discussed in the following sections.
Employment Agreements with Messrs. Lewis and Joiner
Each of the employment agreements with Messrs. Lewis and Joiner provides that our employment of the executive officer would continue for three years from the Effective Date unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). As of each anniversary of the Effective Date in years prior to 2014, an additional year was automatically added to the unexpired term of the employment agreements because neither we nor the executive officer gave a notice of non-renewal. On November 3, 2014, we gave a written notice of non-renewal to both Mr. Lewis and Mr. Joiner and in so doing we fixed the term of the employment agreements. As a result, the employment agreements with each of these executive officers will expire on November 19, 2016. We may, in our sole discretion, require the executive officer to remain employed through the remaining term of the employment agreement, or relieve the executive officer of his duties at any time during the unexpired term.
For purposes of these employment agreements, cause is defined to mean any of the following: (i) the executive is convicted of a felony or a crime involving moral turpitude; (ii) the executive’s conduct causes him to be barred from employment with us by any law or regulation or by any order of, or agreement with, any regulatory authority; (iii) the executive commits any act involving dishonesty, disloyalty or fraud with respect to us or any of our members; (iv) the executive fails to perform duties which are reasonably directed by our Board of Directors and/or our President and Chief Executive Officer which are consistent with the terms of the employment agreement and the executive’s position with us; (v) gross negligence or willful misconduct by the executive with respect to us or any of our members; or (vi) the executive violates any of our policies or commits a material breach of a material provision of the employment agreement. For purposes of these employment agreements, good reason means: (i) a reduction by us of the executive’s job grade in effect as of the Effective Date, (ii) a reduction by us of the executive officer’s title in effect as of the Effective Date, (iii) a reduction by us of the executive’s incentive compensation award range under the VPP in effect as of the Effective Date unless the reduction is the result of our Board of Directors modifying the VPP award ranges for all similarly situated executives, (iv) a reduction by us of the executive’s base salary amount in effect as of the Effective Date or the executive’s current base salary amount, whichever is greater, except if associated with a general reduction in compensation among executives in the same job grade or executives that are similarly situated (which reduction shall not exceed 5 percent of the executive’s base salary amount in effect at the time of the reduction), (v) a requirement by us that the executive relocate his permanent residence more than 100 miles, or (vi) we, or substantially all of our assets, are effectively acquired by another FHLBank through merger or other form of acquisition and the surviving bank’s Board of Directors or President makes material changes to the executive’s job duties. Good reason will not exist if the executive voluntarily agrees in writing to the changes described in the immediately preceding sentence.
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
If the executive officer’s employment with us is terminated for any reason other than a Triggering Event, the executive officer will be entitled only to the amounts in items (i) and (ii) above provided, however, if his termination is due to a death or disability or if he is otherwise vested, the executive’s Group 1 SERP account balance would become payable to the executive (or his beneficiary) either in a lump sum distribution or annual installment payments as described above. In addition, if the executive's termination is due to a death or disability, the executive (or his beneficiary) would be entitled to receive pro rata 2014 LTIP awards as discussed below in the paragraph immediately following Table 1. In the case of Mr. Lewis, his Group 2 SERP account balance is payable as a lump sum distribution upon termination of his employment for any reason.
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
Table 1 sets forth the amounts (or, in the case of the pro rata portion of the 2014 LTIP awards, an estimate of the amounts) that would have been payable to Messrs. Lewis and Joiner as of December 31, 2015 if a Triggering Event had occurred on that date. As of December 31, 2015, health care benefits continuation for these executive officers under our RIF Policy would have been 11 months for both Mr. Lewis and Mr. Joiner given the remaining term of their employment agreements. If the Triggering Event had been related to a sale of us or substantially all of our assets through a merger or other form of sale (for purposes of this discussion and Table 1 below, a “sale”), then a pro rata portion of these executive officers’ 2014 LTIP awards would also have been payable on December 31, 2015. Because the achievement levels under our 2014 LTIP are not determinable until the end of the three-year Performance Period (i.e., December 31, 2016), the related amounts presented in the table below are estimates that were based solely on the assumption that a determination would have been made that the target objective for each of the goals (that have specific objectives) contained in our 2014 LTIP had been achieved and that the average VPP achievement during the three-year Performance Period was 80 percent (80 percent overall LTIP goal achievement). Because the 2014 LTIP does not address how such a determination would be made if a sale occurred on a date other than the last day of the Performance Period (nor does it address how such a determination would be made in connection with any other significant transaction if such transaction occurred on a date other than the last day of the Performance Period, as discussed below in the second paragraph following Table 1), the calculation of this benefit would be determined by the Compensation and Human Resources Committee in its capacity as the administrator of the plan. As discussed more fully in the narrative preceding the third table in the 2016 Compensation Decisions section beginning on page 107, the ultimate awards that can be earned by Messrs. Lewis and Joiner under our 2014 LTIP (other than the maximum payouts) can vary significantly. The maximum pro rata 2014 LTIP awards that could have been payable on December 31, 2015 if a sale had occurred on that date would have been $79,043 for Mr. Lewis and $77,655 for Mr. Joiner.

TABLE 1

Name	Accrued/ Unpaid Base Salary as of 12/31/15 ($)	Accrued/ Unused Vacation as of 12/31/15 ($)	Undiscounted Value of Base Salary Continuation ($)	2015 Incentive Plan Compensation ($) (1)	Undiscounted Value of Health Care Benefits Continuation ($)	COBRA Continuation Coverage Lump Sum Payment ($)	SERP ($) (2)	Total Termination Benefit if Triggering Event was Unrelated to a Sale ($)	Estimated Pro Rata 2014 LTIP Award ($)	Total Estimated Termination Benefit if Triggering Event was Related to a Sale ($)
Tom Lewis	—	31,580	292,038	174,051	21,154	—	10,157	528,980	59,727	588,707
Paul Joiner	—	30,668	283,603	172,717	12,336	—	427,276	926,600	58,677	985,277
_______________________________________

(1)	The components of this column are provided in the table entitled "Components of Non-Equity Incentive Plan Compensation for 2015" on page 111.

(2)	Amounts reflect the vested balances in Mr. Joiner's Group 1 SERP account and Mr. Lewis' Group 2 SERP account.
If during the three-year Performance Period covered by the 2014 LTIP (2014-2016) our employment of Mr. Lewis or Mr. Joiner is terminated due to the executive's death, disability, retirement (provided the officer is age 55 or older with at least 10 years of service at the time of his retirement) or special circumstances as approved by our Board of Directors (which may include, but is not limited to, a significant change in the executive’s job responsibilities other than for cause), the 2014 LTIP award will, to the extent the performance goals are ultimately satisfied, be treated as earned in a pro rata manner based upon the relative portion of the Performance Period prior to the executive’s termination of employment. The LTIP award would become vested on the last day of the Performance Period in which the termination occurs (i.e., December 31, 2016) and would be payable no later than March 15, 2017. If a termination of Mr. Lewis or Mr. Joiner had occurred on December 31, 2015 for any of the reasons cited in the first sentence of this paragraph, the executive (or his beneficiary in the event of the executive’s death) would have been entitled (provided that any of the conditions described in that sentence were met) to receive in early 2017 two-thirds of the 2014 LTIP award that would be calculable following the end of that plan’s Performance Period on December 31, 2016. As of December 31, 2015, only Mr. Joiner satisfied the eligibility requirements to receive a pro rata 2014 LTIP award in connection with a planned, voluntary retirement. For an estimate of the amounts that would have been payable to Messrs. Lewis and Joiner in early 2017 (under the 2014 LTIP) if such executive’s employment with us had been terminated on December 31, 2015 due to his death, disability, retirement (in the case of Mr. Joiner only) or special circumstances as approved by our Board of Directors, please refer to the column entitled “Estimated Pro Rata 2014 LTIP Award” in Table 1 above and, importantly, the narrative preceding that table.
If during the three-year Performance Period covered by the 2014 LTIP: (1) we are merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity is merged or consolidated into us; (2) we sell or transfer all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we are liquidated or dissolved (each, a “Significant Transaction”), then any portion of the 2014 LTIP award that has not otherwise become vested as of the date of the Significant Transaction would be treated as earned and vested effective as of the date of the Significant Transaction, in a pro rata manner equivalent to the period of time during the Performance Period that Messrs. Lewis and Joiner participated in the 2014 LTIP prior to the date of the Significant Transaction. The pro rata 2014 LTIP award would be payable on the date on which the Significant Transaction occurs. In the case of a Significant Transaction, 2014 LTIP-related payments are not conditioned upon a termination of the executive’s employment with us. For an estimate of the amounts that would have been payable to Messrs. Lewis and Joiner under the 2014 LTIP as of December 31, 2015 if a Significant Transaction had occurred on that date, please refer to the column entitled “Estimated Pro Rata 2014 LTIP Award” in Table 1 above and, importantly, the narrative preceding that table.
Employment Agreement with Mr. Bhasin
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin. This employment agreement provides that we will employ Mr. Bhasin for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by Mr. Bhasin with good reason (as discussed below). On each yearly anniversary, the employment agreement will automatically renew for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or Mr. Bhasin may give a notice of non-renewal, in which case Mr. Bhasin's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay Mr. Bhasin in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to him for such 30-day period, in which case the termination of Mr. Bhasin would become effective immediately upon the date of such payment. Neither we nor Mr. Bhasin gave a notice of non-renewal prior to February 23, 2016 and, as a result, the term of the employment agreement will be extended through March 23, 2017.

For purposes of this employment agreement, cause for termination shall mean a finding by us that: (i) Mr. Bhasin has failed to perform his assigned duties for us after written notice of the failure and an opportunity to cure within 10 days of receipt of the notice (provided we determine that the failure is curable); (ii) Mr. Bhasin has failed or refused to comply in any material respect with our policies, procedures, practices, standards or other written directives; (iii) Mr. Bhasin has engaged in dishonesty, misconduct, gross negligence or falsification of records involving us; (iv) Mr. Bhasin has committed an act which injures or could reasonably be expected to injure our reputation, business or business relationships; (v) Mr. Bhasin fails to devote all of his business time and attention exclusively to our business and affairs; (vi) Mr. Bhasin has been convicted of, or has entered a plea of guilty or nolo contendere to, any crime involving moral turpitude or any felony; (vii) Mr. Bhasin has engaged in conduct which causes him to be barred from employment with us by any law or regulation or by any order of, or agreement with, any regulatory authority; or (viii) Mr. Bhasin breaches his employment agreement.
For purposes of this employment agreement, good reason means the occurrence, without Mr. Bhasin's written consent, of any of the following events: (a) any material diminution in Mr. Bhasin's authority, duties or responsibilities with us; (b) a material reduction by us in Mr. Bhasin’s incentive compensation award range under the VPP or LTIP, except for an across-the-board reduction similarly affecting substantially all similarly-situated employees; (c) a material reduction in Mr. Bhasin’s base salary, except for across-the-board salary reductions similarly affecting substantially all similarly-situated employees; (d) a requirement by us that Mr. Bhasin perform his principal services more than 100 miles from his place of primary employment on March 24, 2015 or such other location at which he has later agreed to provide such services; (e) a material breach by us of any material provision of the employment agreement; or (f) we, or substantially all of our assets, are effectively acquired by another FHLBank through merger or other form of acquisition and the surviving bank’s Board of Directors or President makes a material diminution in Mr. Bhasin’s authority, duties or responsibilities.
No resignation will be treated as resignation for good reason unless (x) Mr. Bhasin has given written notice to us of his intention to terminate his employment for Good Reason, describing in detail the grounds for such action, no later than 30 days after the first occurrence of such circumstance, (y) Mr. Bhasin has provided us with at least 30 days in which to cure the circumstance, and (z) if we are not successful in curing the circumstance, Mr. Bhasin ends employment within 30 days following the conclusion of the cure period in (y). If we inform Mr. Bhasin that we will not treat his resignation as for good reason, he may either withdraw the resignation and remain employed by us (provided that he does so before the original notice of resignation becomes effective) or proceed to dispute our decision.
Under the terms of Mr. Bhasin's employment agreement, in the event that his employment with us is terminated either by him for good reason or by us other than for cause, or in the event that we give notice of non-renewal while he is willing and able to continue employment on the same terms (each, a "Specified Triggering Event"), Mr. Bhasin shall be entitled to receive the following severance benefits in addition to those payable under any applicable incentive and benefit programs in effect at the time of termination and in accordance with their terms:
(a) base salary continuation (at the base salary in effect at the time of termination) for 12 months;

(b)
a pro rata portion of his non-equity incentive plan compensation (including the VPP and LTIP) for the year in which his termination occurs, based on actual performance for such year and payable at the time that annual incentive awards, if any, are paid to other executives, but in no event later than March 15 following the year in which the termination occurred; and

(c)	continuation of any elective group health and dental insurance benefits that we are providing to him as of his termination date for a period of 12 months.
If Mr. Bhasin's employment with us is terminated for any reason other than a Specified Triggering Event, he will be entitled only to his base salary through the last day of his actual employment with us unless his termination is due to a death or disability in which case he (or his estate) will also be entitled to receive his base salary for an additional 30-day period.
The terms of the employment agreement specify that the right to receive payments under items (a) through (c) above is contingent upon Mr. Bhasin delivering to us an executed severance agreement and a release of claims in a form provided by us.
The terms of the employment agreement with Mr. Bhasin provide that during his employment and for a period of one year after the termination of such employment for any reason, he will not: (i) engage in a managerial capacity in any business or enterprise in which he would serve in a role to affect that entity's decisions with respect to any product or service that competes with our credit products; (ii) directly or indirectly, either alone or in association with others, solicit, recruit, induce, or attempt to solicit, recruit or induce for employment or hire or engage as an independent contractor, any of our employees with whom he had contact during his employment with us; or (iii) directly or indirectly, either alone or in association with others, solicit, divert or take away, or attempt to solicit, divert or take away, the business or patronage of any of our members or customers with which he had material contact during his employment with us or about which he learned confidential information.

Table 2 sets forth the amounts that would have been payable to Mr. Bhasin as of December 31, 2015 if a Specified Triggering Event had occurred on that date.
TABLE 2

Name	Accrued/Unused Vacation as of 12/31/15 ($)	Undiscounted Value of Base Salary Continuation ($)	2015 VPP ($) (1)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit ($)
Sanjay Bhasin	49,063	637,500	350,849	24,399	1,061,811
_______________________________________

(1)
Mr. Bhasin did not participate in our 2013 LTIP, which covered the three-year performance period that ended on December 31, 2015. As a result, no portion of any long-term incentives would have been payable to him as of December 31, 2015.

Termination Benefits for Messrs. Madhavan and Pan Under our RIF Policy
As of December 31, 2015, no employment agreement or contract of any kind existed between us and Messrs. Madhavan and Pan. However, as discussed above, Messrs. Madhavan and Pan would have been entitled to benefits under our RIF Policy as of December 31, 2015 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any employee under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation. If an employee is involuntarily terminated due to a reduction in force, disability, or death, he or she is not eligible to receive a prorated portion of their VPP award, unless specifically preapproved by our President and Chief Executive Officer. However, if the same employee is involuntarily terminated during the first two months of a calendar year and prior to the payout of the previous year's VPP award, the employee is eligible to receive the VPP award for the prior year assuming all of the other eligibility requirements are met.
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
As of December 31, 2015, Messrs. Madhavan and Pan would have been entitled under our RIF Policy to severance pay and benefits continuation for 10.7 months and one year, respectively. Table 3 sets forth the amounts that would have been payable to Messrs. Madhavan and Pan as of December 31, 2015 if a RIF Policy Triggering Event had occurred on that date (the amounts presented in Table 3 assume that the payments of these executives' 2015 VPP awards would have been approved by Mr. Bhasin.

TABLE 3

Name	Accrued/Unused Vacation as of 12/31/15 ($)	Undiscounted Value of Base Salary Continuation ($)	2015 VPP Award ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	Total Termination Benefit ($)
Kalyan Madhavan	8,916	386,538	172,208	22,535	30,567	15,900	636,664
Jibo Pan	12,169	321,300	127,636	24,584	24,715	15,900	526,304
Under the terms of our RIF Policy, Messrs. Madhavan and Pan would not have been required to execute any non-compete, non-solicitation, non-disparagement or confidentiality agreements in order to receive the termination benefits described above.

Other
In the event of the death or disability of any of our executive officers, we have no obligation to provide any life insurance or disability benefits beyond those that are provided for in our group life and disability insurance programs that are available generally to all salaried employees and that do not discriminate in scope, terms or operation in favor of our executive officers, with the following exception. Under our short-term disability plan, officers (including but not limited to our executive officers) are entitled to receive an income benefit equal to 100 percent of their base salary for up to 6 months. For non-officers, the plan provides an income benefit equal to 50 percent of their base salary for up to 6 months. In each case, the employee must first use up all of his or her accrued and unused vacation and flex leave. Except as previously noted with regard to our SERP, our qualified and nonqualified retirement plans do not provide for any enhancements or accelerated vesting in connection with a termination, including a termination resulting from any of the events described above or the death or disability of a named executive officer. Following a termination for any reason, the balance of a named executive officer’s NQDC Plan account would be distributed pursuant to the instructions in his deferral election forms and he would be entitled to cash out any accrued and unused vacation. Other than the benefits described above in connection with each covered circumstance and ordinary retirement benefits subject to applicable requirements for those benefits (such as eligibility), we do not provide any post-employment benefits or perquisites to any employees, including our named executive officers.
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

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he determines are not reasonable. For 2015, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number and type of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2015 (subject to a maximum of six meetings). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in in-person or special telephonic meetings of the Audit Committee, $500 for his or her participation in in-person or special telephonic meetings of other Board committees, and $500 for his or her participation in any special telephonic meetings of the Board of Directors.

	Annual Compensation Limit for 2015	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	87,500	15,000
Vice Chairman of the Board	82,500	13,750
Chairman of the Audit Committee	77,500	13,000
Chairman of the Risk Management Committee	77,500	13,000
Chairmen of all other Board Committees	67,500	11,250
All other Directors	60,000	10,000

The following table sets forth the actual compensation earned by our directors in 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph F. Quinlan, Jr., Chairman in 2015	87,500	—	—	—	—	*	87,500
Robert M. Rigby, Vice Chairman in 2015	82,500	—	—	—	—	*	82,500
Dianne W. Bolen	60,000	—	—	—	—	*	60,000
Patricia P. Brister	67,500	—	—	—	—	*	67,500
Tim H. Carter	60,000	—	—	—	—	*	60,000
Mary E. Ceverha	60,000	—	—	—	—	*	60,000
Albert C. Christman	77,500	—	—	—	—	*	77,500
C. Kent Conine	67,500	—	—	—	—	*	67,500
James D. Goudge	60,000	—	—	—	—	*	60,000
W. Wesley Hoskins	52,500	—	—	—	—	*	52,500
Michael C. Hutsell	60,000	—	—	—	—	*	60,000
A. Fred Miller, Jr.	60,000	—	—	—	—	*	60,000
Sally I. Nelson	60,000	—	—	—	—	*	60,000
John P. Salazar	67,500	—	—	—	—	*	67,500
Margo S. Scholin	67,500	—	—	—	—	*	67,500
Ron G. Wiser	77,500	—	—	—	—	*	77,500
_______________________________________

*
Our directors did not receive any other form of compensation in 2015 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $2,099 or zero.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive either a single lump sum distribution or annual installment payments over periods ranging from 2 to 20 years. Directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $1,483,000 at December 31, 2015.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2015, all but five of the directors presented in the table used these benefits to some extent at a total cost to us of $8,813. As no individual director was reimbursed more than $2,098 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2015, our directors’ Bank-related travel expenses totaled $218,846, not including the spousal travel and meal reimbursements described above.
For 2016, our directors will again receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number and type of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2016 (subject to a maximum of six meetings). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in in-person or special telephonic meetings of the Audit Committee, $500 for his or her participation in in-person or special telephonic meetings of other Board committees, and $500 for his or her participation in any special telephonic meetings of the Board of Directors.

	Annual Compensation Limit for 2016	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$97,500	$16,750
Vice Chairman of the Board	92,500	15,500
Chairman of the Audit Committee	87,500	14,750
Chairman of the Risk Management Committee	87,500	14,750
Chairman of the Strategic Planning, Operations and Technology Committee	87,500	14,750
Chairmen of all other Board Committees	80,500	13,500
All other Directors	72,500	12,250

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2015 was, prior to or during 2015, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Bank has two sub-classes of Class B capital stock authorized and outstanding, Class B-1 and Class B-2 Capital Stock, both of which have a par value of $100 per share. The Bank does not have any other authorized classes of capital stock. The Bank is a cooperative and all of its outstanding capital stock is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. No individual owns any of the Bank’s capital stock. As a condition of membership, members are required to maintain an investment in Class B-1 Capital Stock of the Bank that is equal to a percentage of the member’s total assets, subject to minimum and maximum thresholds. In addition, members are required to hold Class B-2 Capital Stock based upon an activity-based investment requirement. Financial institutions that cease to be members are required to continue to comply with the Bank’s activity-based investment requirement until such time that the activities giving rise to the requirement have been fully extinguished.
As provided by statute and as further discussed in Item 10 — Directors, Executive Officers and Corporate Governance, the Bank’s members are entitled to vote for the election of directors. Each member directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote only for member director candidates for the state in which the member’s principal place of business is located. In addition, all eligible members in the Bank’s district are entitled to vote for the nominees for independent directorships. In each case, a member is entitled to cast, for each applicable directorship, one vote for each share of Class B-1 and Class B-2 Capital Stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that member’s state as of the record date for voting. Non-member shareholders are not entitled to cast votes for the election of directors.
As of March 11, 2016, there were 15,733,717 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. No shareholder beneficially owned more than five percent of the Bank’s outstanding capital stock as of March 11, 2016.
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 16 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of March 11, 2016, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Tim H. Carter	474,030	3.01%
First Security Bank 314 North Spring, Searcy, AR 72143	Michael C. Hutsell	105,868	*
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	25,305	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	19,936	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	14,415	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Joseph F. Quinlan, Jr./Albert C. Christman	13,866	*
Bank of Anguilla 130 Holland Street, Anguilla, MS 38721	A. Fred Miller, Jr.	6,484	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	2,698	*
Liberty Bank 860 W. Airport Freeway, Suite 100, Hurst, TX 76054	Robert M. Rigby	1,931	*

All Directors’ Financial Institutions as a group		664,533	4.22%
_______________________________________

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

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
For purposes of the Transactions with Related Persons Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related person has or will have a direct or indirect material interest. The Transactions with Related Persons Policy includes as exceptions to the definition of “related person transaction” those exceptions set forth in Item 404(a) of Regulation S-K (and the related instructions to that item) promulgated under the Exchange Act. Additionally, in connection with the registration of our capital stock under Section 12 of the Exchange Act, the SEC issued a no-action letter dated September 13, 2005 concurring with our view that, despite registration of our capital stock under Section 12(g) of the Exchange Act, disclosure of related party transactions pursuant to the requirements of Item 404 of Regulation S-K is not applicable to us to the extent that such transactions are in the ordinary course of our business. Also, the HER Act specifically exempts the FHLBanks from periodic reporting requirements under the securities laws pertaining to the disclosure of related party transactions that occur in the ordinary course of business between the FHLBanks and their members. The Transactions with Related Persons Policy, therefore, also excludes from the definition of “related person transaction” acquisitions or sales of our capital stock by members or non-member institutions, payment by us of dividends on our capital stock and provision of our products and services to members. This exception applies to Directors’ Financial Institutions.
Since January 1, 2015, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2015, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2015.
As of December 31, 2015 and 2014, advances outstanding to Directors’ Financial Institutions aggregated $1.408 billion and $1.235 billion, respectively, representing 5.7 percent and 6.6 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 16 directors. Eight of our directors were elected by our member institutions to represent the five states in our district (“member directors”) while seven of our directors were elected by a plurality of our members at-large (“independent directors”). In addition, one member director was appointed by our Board of Directors to fulfill the unexpired term of a former member director representing the state of Texas. All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included in Item 10 — Directors, Executive Officers and Corporate Governance.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2015 and 2014 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2015	2014
Audit fees	$818	$713
Audit-related fees	8	7
Tax fees	—	—
All other fees	—	—
Total fees	$826	$720

In 2015 and 2014, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2015 and 2014, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 (previously 12) FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2015 and 2014, the Bank was assessed $26,000 and $23,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.

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
All of the services provided by PwC in 2015 and 2014 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth on pages F-1 through F-58 of this Annual Report on Form 10-K.
(b) Exhibits

3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant.

4.1
Capital Plan of the Registrant, as amended and revised on December 3, 2014 and approved by the Federal Housing Finance Agency on June 1, 2015 and for which notice of implementation was given to shareholders on August 31, 2015 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated August 31, 2015 and filed with the SEC on August 31, 2015, which exhibit is incorporated herein by reference).*

10.1
Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

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

10.9
2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*

10.10
2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).*

10.11
Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).*

10.12
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25, 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).*

10.13
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference).*

10.14
Form of Employment Agreement between the Registrant and each of Paul Joiner and Tom Lewis, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference).*

10.15
Form of Employment Agreement between the Registrant and each of Brehan Chapman and Gustavo Molina, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.16
Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014(incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.17
Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015(incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*

10.18
Form of 2013 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 21, 2013 and filed with the SEC on April 2, 2013, which exhibit is incorporated herein by reference).*

10.19
Form of 2014 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 28, 2014 and filed with the SEC on April 3, 2014, which exhibit is incorporated herein by reference).*

10.20	Form of 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed on August 12, 2015).*

10.21
Form of 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 21, 2016 and filed with the SEC on February 29, 2016, which exhibit is incorporated herein by reference).*

10.22
Form of Indemnification Agreement between the Registrant and each of its officers, entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*

10.23
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*

10.24
Separation and Release Agreement between Emanuel Edmondson and the Registrant entered into effective March 25, 2015 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*

10.25
Separation and Release Agreement between Scott Trapani and the Registrant entered into effective April 16, 2015 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed on August 12, 2015).*

10.26
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).*

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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2015 and 2014, (ii) Statements of Income for the Years Ended December 31, 2015, 2014 and 2013, (iii) Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013, (iv) Statements of Capital for the Years Ended December 31, 2015, 2014 and 2013, (v) Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2015.

*    Commission File No. 000-51405

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 22, 2016	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2016.

/s/ Sanjay Bhasin
Sanjay Bhasin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Tom Lewis
Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

/s/ A. Fred Miller, Jr.
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of Dallas:
In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 22, 2016

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$837,202	$1,507,708
Interest-bearing deposits	260	266
Securities purchased under agreements to resell (Note 12)	1,000,000	350,000
Federal funds sold (Notes 18 and 19)	2,171,000	5,613,000
Trading securities (Notes 3, 12 and 17) ($35,985 pledged at December 31, 2014, which could be rehypothecated)	211,056	408,563
Available-for-sale securities (Notes 4, 12 and 17) ($300,184 pledged at December 31, 2015, which could be rehypothecated)	9,713,191	6,388,502
Held-to-maturity securities (a) (Note 5)	3,228,011	4,662,013
Advances (Notes 6, 8 and 18)	24,746,802	18,942,400
Mortgage loans held for portfolio, net of allowance for credit losses of $141 and $143 in 2015 and 2014, respectively (Notes 7, 8 and 18)	55,117	71,411
Accrued interest receivable	69,676	65,168
Premises and equipment, net	18,520	18,368
Derivative assets (Notes 12 and 13)	23,080	10,454
Other assets	9,379	8,015
TOTAL ASSETS	$42,083,294	$38,045,868

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 18)
Interest-bearing	$1,045,939	$797,390
Non-interest bearing	19	24
Total deposits	1,045,958	797,414
Consolidated obligations (Note 10)
Discount notes	20,541,329	19,131,832
Bonds	18,025,959	16,078,700
Total consolidated obligations	38,567,288	35,210,532
Mandatorily redeemable capital stock (Note 14)	8,929	5,059
Accrued interest payable	38,972	39,726
Affordable Housing Program (Note 11)	22,710	25,998
Derivative liabilities (Notes 12 and 13)	6,964	21,521
Other liabilities (Note 4)	193,161	26,705
Total liabilities	39,883,982	36,126,955
Commitments and contingencies (Notes 11, 13, 15 and 17)
CAPITAL (Notes 14 and 18)
Capital stock
Capital stock — Class B putable ($100 par value) issued and outstanding shares: 12,227,376 in 2014	—	1,222,738
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 6,324,540 in 2015	632,454	—
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 9,076,781 in 2015	907,678	—
Total Class B Capital Stock	1,540,132	1,222,738
Retained earnings
Unrestricted	699,213	650,224
Restricted	62,990	49,552
Total retained earnings	762,203	699,776
Accumulated other comprehensive income (loss) (Note 20)	(103,023)	(3,601)
Total capital	2,199,312	1,918,913
TOTAL LIABILITIES AND CAPITAL	$42,083,294	$38,045,868
_______________________________________

(a)	Fair values: $3,262,283 and $4,727,130 at December 31, 2015 and 2014, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
INTEREST INCOME
Advances	$122,717	$122,199	$140,550
Prepayment fees on advances, net	11,475	9,789	17,347
Interest-bearing deposits	767	642	1,149
Securities purchased under agreements to resell	2,301	630	1,268
Federal funds sold	7,498	2,913	1,979
Trading securities	1,140	454	327
Available-for-sale securities	42,147	22,225	22,780
Held-to-maturity securities	28,799	40,351	52,530
Mortgage loans held for portfolio	3,644	4,628	5,908
Total interest income	220,488	203,831	243,838

INTEREST EXPENSE
Consolidated obligations
Bonds	76,888	72,804	89,009
Discount notes	21,727	10,344	6,812
Deposits	263	79	129
Mandatorily redeemable capital stock	16	15	23
Other borrowings	5	6	8
Total interest expense	98,899	83,248	95,981

NET INTEREST INCOME	121,589	120,583	147,857

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(287)	(1,386)	—
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	254	1,349	—
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(33)	(37)	—

Service fees	2,303	2,508	2,705
Net gains (losses) on trading securities	(1,792)	625	1,249
Net gains (losses) on derivatives and hedging activities	6,483	(423)	4,481
Realized gains on sales of held-to-maturity securities	14,514	—	—
Realized gains on sales of available-for-sale securities	3,922	—	—
Gains on early extinguishment of debt	—	962	7,285
Letter of credit fees	4,415	4,832	4,658
Other, net	(38)	(425)	314
Total other income	29,774	8,042	20,692

OTHER EXPENSE
Compensation and benefits	43,668	39,584	40,103
Other operating expenses	27,471	30,408	25,972
Finance Agency	2,415	2,298	2,372
Office of Finance	2,707	2,344	2,454
Other	441	91	12
Total other expense	76,702	74,725	70,913

INCOME BEFORE ASSESSMENTS	74,661	53,900	97,636

Affordable Housing Program assessments	7,468	5,391	9,766

NET INCOME	$67,193	$48,509	$87,870
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2015		2014	2013

NET INCOME	$67,193		$48,509	$87,870
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(100,768)		23,280	(23,395)
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(3,922)		—	—
Unrealized loss on cash flow hedge	(1,424)		—	—
Reclassification adjustment for losses on cash flow hedge included in net income	577		—	—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(254)		(1,349)	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	6,227		7,200	8,237
Postretirement benefit plan
Prior service cost	—		—	(211)
Amortization of prior service cost (credit) included in net periodic benefit cost	8		2	(17)
Actuarial gain (loss)	222		(2)	1,067
Amortization of net actuarial gain included in net periodic benefit cost	(88)		(91)	(77)
Total other comprehensive income (loss)	(99,422)	—	29,040	(14,396)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(32,229)		$77,549	$73,474

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)			Capital Stock Class B-2 - Putable (Activity)		Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares		Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2013	—	—	$—	—	$—	12,170	$1,216,986	$549,617	$22,276	$571,893	$(18,245)	$1,770,634
Proceeds from sale of capital stock	—		—	—	—	9,798	979,815	—	—	—	—	979,815
Repurchase/redemption of capital stock	—		—	—	—	(10,509)	(1,050,878)	—	—	—	—	(1,050,878)
Net shares reclassified to mandatorily redeemable capital stock	—		—	—	—	(263)	(26,325)	—	—	—	—	(26,325)
Comprehensive income
Net income	—		—	—	—	—	—	70,296	17,574	87,870	—	87,870
Other comprehensive income (loss)	—		—	—	—	—	—	—	—	—	(14,396)	(14,396)
Dividends on capital stock
Cash	—		—	—	—	—	—	(172)	—	(172)	—	(172)
Mandatorily redeemable capital stock	—		—	—	—	—	—	(44)	—	(44)	—	(44)
Stock	—		—	—	—	41	4,077	(4,077)	—	(4,077)	—	—

BALANCE, DECEMBER 31, 2013	—		—	—	—	11,237	1,123,675	615,620	39,850	655,470	(32,641)	1,746,504
Proceeds from sale of capital stock	—		—	—	—	11,773	1,177,333	—	—	—	—	1,177,333
Repurchase/redemption of capital stock	—		—	—	—	(10,792)	(1,079,169)	—	—	—	—	(1,079,169)
Shares reclassified to mandatorily redeemable capital stock	—		—	—	—	(31)	(3,130)	—	—	—	—	(3,130)
Comprehensive income
Net income	—		—	—	—	—	—	38,807	9,702	48,509	—	48,509
Other comprehensive income	—		—	—	—	—	—	—	—	—	29,040	29,040
Dividends on capital stock
Cash	—		—	—	—	—	—	(169)	—	(169)	—	(169)
Mandatorily redeemable capital stock	—		—	—	—	—	—	(5)	—	(5)	—	(5)
Stock	—		—	—	—	40	4,029	(4,029)	—	(4,029)	—	—

BALANCE, DECEMBER 31, 2014	—		—	—	—	12,227	1,222,738	650,224	49,552	699,776	(3,601)	1,918,913
Issuance of Class B-1 and Class B-2 Stock	5,379		537,936	9,264	926,370	—	—	—	—	—	—	1,464,306
Retirement of Class B Stock	—		—	—	—	(14,643)	(1,464,306)	—	—	—	—	(1,464,306)
Net transfers of shares between Class B-1 and Class B-2 Stock	3,304		330,344	(3,304)	(330,344)	—	—	—	—	—	—	—
Proceeds from sale of capital stock	7		728	3,117	311,652	8,941	894,107	—	—	—	—	1,206,487
Repurchase/redemption of capital stock	(2,321)		(232,150)	—	—	(6,545)	(654,493)	—	—	—	—	(886,643)
Shares reclassified to mandatorily redeemable capital stock	(57)		(5,700)	—	—	(13)	(1,344)	—	—	—	—	(7,044)
Comprehensive income (loss)
Net income	—		—	—	—	—	—	53,755	13,438	67,193	—	67,193
Other comprehensive income (loss)	—		—	—	—	—	—	—	—	—	(99,422)	(99,422)
Dividends on capital stock
Cash	—		—	—	—	—	—	(164)	—	(164)	—	(164)
Mandatorily redeemable capital stock	—		—	—	—	—	—	(8)	—	(8)	—	(8)
Stock	13		1,296	—	—	33	3,298	(4,594)	—	(4,594)	—	—
BALANCE, DECEMBER 31, 2015	6,325		$632,454	9,077	$907,678	—	$—	$699,213	$62,990	$762,203	$(103,023)	$2,199,312

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$67,193	$48,509	$87,870
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	93,416	79,024	36,626
Concessions on consolidated obligations	3,818	2,111	1,732
Premises, equipment and computer software costs	3,920	3,563	4,620
Non-cash interest on mandatorily redeemable capital stock	14	14	18
Net decrease (increase) in trading securities	1,640	(823)	(1,017)
Losses due to change in net fair value adjustment on derivative and hedging activities	51,448	92,002	78,538
Gains on early extinguishment of debt	—	(962)	(7,285)
Gains on sales of held-to-maturity securities	(14,514)	—	—
Gains on sales of available-for-sale securities	(3,922)	—	—
Credit component of other-than-temporary impairment losses on held-to-maturity securities	33	37	—
Net losses on disposition of premises, equipment and computer software	64	76	—
Decrease (increase) in accrued interest receivable	(4,508)	(743)	8,221
Decrease (increase) in other assets	(1,652)	3,206	(716)
Increase (decrease) in Affordable Housing Program (AHP) liability	(3,288)	(5,866)	2,244
Decrease in accrued interest payable	(753)	(7,310)	(6,905)
Increase in other liabilities	1,708	1,158	1,132
Total adjustments	127,424	165,487	117,208
Net cash provided by operating activities	194,617	213,996	205,078

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits, including swap collateral pledged	115,587	185,321	403,590
Net decrease (increase) in securities purchased under agreements to resell	(650,000)	(350,000)	3,000,000
Net decrease (increase) in federal funds sold	3,442,000	(4,145,000)	751,000
Net decrease (increase) in short-term trading securities held for investment	195,666	599,854	(998,884)
Proceeds from maturities of available-for-sale securities	40,120	26,497	—
Purchases of available-for-sale securities	(4,355,315)	(986,971)	—
Proceeds from sales of available-for-sale securities	959,791	—	—
Proceeds from sales of held-to-maturity securities	821,323	—	—
Proceeds from maturities of long-term held-to-maturity securities	747,985	1,005,647	1,722,602
Purchases of long-term held-to-maturity securities	(110,000)	(453,459)	(1,694,237)
Principal collected on advances	720,391,854	444,676,288	472,889,692
Advances made	(726,246,510)	(447,675,939)	(470,756,800)
Principal collected on mortgage loans held for portfolio	16,364	19,542	30,019
Purchases of premises, equipment and computer software	(4,930)	(2,820)	(1,484)
Net cash provided by (used in) investing activities	(4,636,065)	(7,101,040)	5,345,498

	For the Years Ended December 31,
	2015	2014	2013
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	249,910	(90,522)	(289,778)
Net payments on derivative contracts with financing elements	(146,123)	(191,320)	(208,017)
Net proceeds from issuance of consolidated obligations
Discount notes	674,400,185	399,156,245	143,194,013
Bonds	18,145,483	11,387,763	7,901,643
Debt issuance costs	(2,905)	(2,492)	(1,067)
Payments for maturing and retiring consolidated obligations
Discount notes	(672,993,302)	(386,010,247)	(144,193,430)
Bonds	(16,198,790)	(16,862,596)	(11,864,577)
Proceeds from issuance of capital stock	1,206,487	1,177,333	979,815
Proceeds from issuance of mandatorily redeemable capital stock	2	5	18
Payments for redemption of mandatorily redeemable capital stock	(3,198)	(1,160)	(27,845)
Payments for repurchase/redemption of capital stock	(886,643)	(1,079,169)	(1,050,878)
Cash dividends paid	(164)	(169)	(172)
Net cash provided by (used in) financing activities	3,770,942	7,483,671	(5,560,275)

Net increase (decrease) in cash and cash equivalents	(670,506)	596,627	(9,699)
Cash and cash equivalents at beginning of the year	1,507,708	911,081	920,780
Cash and cash equivalents at end of the year	$837,202	$1,507,708	$911,081

Supplemental disclosures
Interest paid	$102,415	$115,042	$145,979
AHP payments, net	$10,756	$11,257	$7,522
Stock dividends issued	$4,594	$4,029	$4,077
Dividends paid through issuance of mandatorily redeemable capital stock	$8	$5	$44
Capital stock reclassified to mandatorily redeemable capital stock, net	$7,044	$3,130	$26,325

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Dallas (the “Bank”), a federally chartered corporation, is one of 11 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Federal Home Loan Banks Office of Finance (“Office of Finance”), a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932 (as amended, the “FHLB Act”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank provides a readily available, competitively priced source of funds to its member institutions. The Bank is a cooperative whose member institutions own the capital stock of the Bank. Regulated depository institutions and insurance companies engaged in residential housing finance and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 may apply for membership in the Bank. All members must purchase stock in the Bank. Housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required or allowed to hold capital stock.
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
The Office of Finance facilitates the issuance and servicing of the FHLBanks’ debt instruments (known as consolidated obligations). As provided by the FHLB Act and Finance Agency regulation, the FHLBanks’ consolidated obligations are backed only by the financial resources of all 11 FHLBanks. Consolidated obligations are the joint and several obligations of all the FHLBanks and are the FHLBanks’ primary source of funds. Deposits, other borrowings, and the proceeds from capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans (known as advances) to its members. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members; in addition, the Bank offers interest rate swaps, caps and floors to its members. Further, the Bank provides its members with a variety of correspondent banking services, including overnight and term deposit accounts, wire transfer services, securities safekeeping and securities pledging services.

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
The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities ("MBS") for which prepayments are probable and reasonably estimable using the level-yield method over the estimated lives of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The Bank computes the amortization and accretion of premiums and discounts on other investments using the level-yield method to the contractual maturity of the securities.
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
The non-credit component of any OTTI losses recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In instances in which an additional other-than-temporary impairment is recognized in earnings, the amount of the credit loss is reclassified from accumulated other comprehensive income (loss) ("AOCI") to earnings. Further, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying amount exceeds its fair value, an additional non-credit impairment is concurrently recognized in other comprehensive income. Conversely, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying value is less than its fair value, the carrying value of the security is not increased. In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. In instances when there is a significant increase in a security's expected cash flows, the amount to be accreted is adjusted prospectively.
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
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2015 and 2014, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $33,416,000 and $34,991,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $2,176,000, $2,050,000 and $2,449,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. As of December 31, 2015 and 2014, the Bank had $2,081,000 and $1,287,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $1,744,000, $1,513,000 and $2,171,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Bank records the changes in fair value of all derivatives (and, in the case of fair value hedges, the hedged items) beginning on the trade date.
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
     Commitment Fees. The Bank defers commitment fees for advances and amortizes them to interest income using the level-yield method over the life of the advance. The Bank records commitment fees for letters of credit as a deferred credit when it receives the fees and amortizes them over the term of the letter of credit using the straight-line method.
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $1,266,000 and $2,179,000 at December 31, 2015 and 2014, respectively, and are included in other assets on the statements of condition. As discussed in Note 2, the unamortized concessions will be reclassified as a reduction in the balance of consolidated obligation bonds effective January 1, 2016. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $2,544,000, $2,111,000 and $1,732,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $1,274,000, $870,000 and $209,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2015, 2014 and 2013, respectively.
     Discounts and Premiums on Consolidated Obligations. The Bank expenses the discounts on consolidated obligation discount notes using the level-yield method over the term to maturity of the related notes. It accretes the discounts and amortizes the premiums on consolidated obligation bonds to expense using the level-yield method over the term to maturity of the bonds.
     Finance Agency and Office of Finance Expenses. The Bank is assessed its proportionate share of the costs of operating the Finance Agency and the Office of Finance. The assessment for the FHLBanks’ portion of the Finance Agency’s operating and capital expenditures is allocated among the FHLBanks based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of all FHLBanks determined as of June 30 of each year. The expenses of the Office of Finance are shared on a pro rata basis with two-thirds based on each FHLBank’s total consolidated obligations outstanding (as of the current month-end) and one-third divided equally among all of the FHLBanks. These costs are included in the other expense section of the statements of income.
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
Foreclosure of Residential Real Estate. On January 17, 2014, the FASB issued ASU 2014-04 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"), which clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or a similar legal agreement. Additionally, ASU 2014-04 requires interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.
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
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued ASU 2014-14 "Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure" ("ASU 2014-14"), which requires that government-guaranteed mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. For public business entities, the guidance in ASU 2014-14 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 (January 1, 2015 for the Bank) and may be applied using either the modified retrospective transition method or the prospective transition method. Early adoption was permitted. The Bank adopted this guidance effective January 1, 2015. The adoption of this guidance did not have a significant impact on the Bank's results of operations or financial condition.
Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the statement of condition as a direct deduction from that debt liability, consistent with the presentation of a debt discount. For public business entities, the guidance in ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for the Bank). Early adoption was permitted for financial statements that had not been previously issued. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of condition. The Bank adopted this guidance effective January 1, 2016. The adoption of this guidance did not have a material impact on the Bank's financial condition and it did not have any impact on the Bank's results of operations.
On August 18, 2015, the FASB issued ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-15 clarifies that, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Bank adopted this guidance effective January 1, 2016. The adoption of this guidance did not have any impact on the Bank's results of operations or financial condition.
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued ASU 2015-05 "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which clarifies when fees paid in a cloud computing arrangement pertain to the acquisition of a software license, services, or both. For public business entities, the guidance in ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for the Bank). Early adoption was permitted. The Bank could elect to adopt ASU 2015-05 either (i) prospectively to all arrangements entered into or materially modified after the effective date or (ii) retrospectively. The Bank elected to adopt this guidance prospectively. The adoption of this guidance has not had any impact on the Bank's results of operations or financial condition.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which makes targeted improvements to existing U.S. GAAP by: (i) requiring certain equity investments to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifying the impairment assessment of equity investments without readily determinable fair values, (iii) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iv) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the statement of condition or in the accompanying notes to the financial statements, (v) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities, (vi) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statement of condition, (vii) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and (viii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the guidance in ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (January 1, 2018 for the Bank). Early adoption is permitted for certain provisions. The adoption of ASU 2016-01 is not expected to have a material impact on the Bank's results of operations or financial condition.

Leases. On February 25, 2016, the FASB issued ASU 2016-02 "Leases" (“ASU 2016-02”), which requires entities that lease assets (lessees) to recognize in the statement of condition assets and liabilities for the rights and obligations created by those leases. Specifically, ASU 2016-02 requires a lessee of operating or finance leases to recognize a right-of-use asset and a liability to make lease payments for leases with terms of more than 12 months. Lessor accounting will remain largely unchanged from current U.S. GAAP. ASU 2016-02 also requires extensive quantitative and qualitative disclosures to help financial statement users understand the amount, timing and uncertainty of cash flows arising from leases. For public business entities, the guidance in ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Bank). Early adoption is permitted. The Bank has not yet determined the effect that the adoption of ASU 2016-02 will have on its results of operations or financial condition.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. On March 10, 2016, the FASB issued ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" ("ASU 2016-05"), which clarifies the hedge accounting impact when there is a change in one of the counterparties to the derivative contract (i.e., a novation). ASU 2016-05 clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. For public business entities, the guidance in ASU 2016-05 is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Bank), and interim periods within those fiscal years. Early adoption is permitted. Entities have the option to adopt ASU 2016-05 on a prospective basis to new derivative contract novations or on a modified retrospective basis. The Bank intends to adopt this guidance prospectively. The adoption of ASU 2016-05 is not expected to have a material impact on the Bank's results of operations or financial condition.

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015	December 31, 2014
U.S. Treasury Notes	$202,199	$—
U.S. Treasury Bills	—	399,794
Other	8,857	8,769
Total	$211,056	$408,563

Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.
Net gains (losses) on trading securities during the years ended December 31, 2015, 2014 and 2013 included changes in net unrealized holding gain (loss) of $(1,983,000), $418,000 and $1,249,000 for securities that were held on December 31, 2015, 2014 and 2013, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$498,185	$1,315	$1,748	$497,752
GSE obligations	5,328,125	12,597	1,775	5,338,947
Other	372,532	10	1,002	371,540
	6,198,842	13,922	4,525	6,208,239
GSE commercial MBS	3,596,627	766	92,441	3,504,952
Total	$9,795,469	$14,688	$96,966	$9,713,191
Included in the table above are GSE commercial MBS that were purchased but which had not yet settled as of December 31, 2015. The amount due of $164,889,000 is included in other liabilities on the statement of condition at that date.

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
Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	7	$229,793	$1,748	—	$—	$—	7	$229,793	$1,748
GSE obligations	28	802,283	1,775	—	—	—	28	802,283	1,775
Other	22	279,138	522	8	48,567	480	30	327,705	1,002
GSE commercial MBS	80	2,401,148	63,602	29	849,297	28,839	109	3,250,445	92,441
Total	137	$3,712,362	$67,647	37	$897,864	$29,319	174	$4,610,226	$96,966

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

At December 31, 2015, the gross unrealized losses on the Bank’s available-for-sale securities were $96,966,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs or fully secured by collateral that is guaranteed by the U.S government. As of December 31, 2015, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE commercial MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of PEFCO debentures were rated triple-A by Moody's and Fitch, and A by S&P at that date. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at December 31, 2015 would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at December 31, 2015 would not be settled at an amount less than the Bank's amortized cost bases in these investments. Further, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at December 31, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Finally, based upon PEFCO's creditworthiness, the U.S. government's guaranty of the payment of principal and interest on the collateral securing the PEFCO debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of PEFCO debentures that were in an unrealized loss position at December 31, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2015.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2015 and 2014 are presented below (in thousands).

	December 31, 2015		December 31, 2014
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$133,117	$133,077	$87,379	$87,418
Due after one year through five years	3,637,966	3,643,909	4,224,231	4,245,122
Due after five years through ten years	2,313,112	2,316,854	1,039,685	1,050,295
Due after ten years	114,647	114,399	—	—
	6,198,842	6,208,239	5,351,295	5,382,835
GSE commercial MBS	3,596,627	3,504,952	1,014,795	1,005,667
Total	$9,795,469	$9,713,191	$6,366,090	$6,388,502
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Amortized cost of available-for-sale securities other than MBS
Fixed-rate	$6,123,842	$5,276,295
Variable-rate	75,000	75,000
	6,198,842	5,351,295
Amortized cost of fixed-rate multi-family MBS	3,596,627	1,014,795
Total	$9,795,469	$6,366,090

At December 31, 2015 and 2014, substantially all of the Bank’s fixed-rate available-for-sale securities were swapped to a variable rate.
Sales of Securities. During the year ended December 31, 2015, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $955,869,000. Proceeds from the sales totaled $959,791,000, resulting in realized gains of $3,922,000. There were no sales of available-for-sale securities during the years ended December 31, 2014 or 2013.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2015 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$21,546	$—	$21,546	$15	$151	$21,410
State housing agency obligations	110,000	—	110,000	—	—	110,000
	131,546	—	131,546	15	151	131,410
Mortgage-backed securities
U.S. government-guaranteed residential MBS	4,040	—	4,040	11	—	4,051
GSE residential MBS	2,909,065	—	2,909,065	22,457	766	2,930,756
Non-agency residential MBS	142,920	21,376	121,544	16,118	2,963	134,699
GSE commercial MBS	61,816	—	61,816	—	449	61,367
	3,117,841	21,376	3,096,465	38,586	4,178	3,130,873
Total	$3,249,387	$21,376	$3,228,011	$38,601	$4,329	$3,262,283

Held-to-maturity securities as of December 31, 2014 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$27,119	$—	$27,119	$143	$—	$27,262
Mortgage-backed securities
U.S. government-guaranteed residential MBS	6,642	—	6,642	34	—	6,676
GSE residential MBS	4,424,542	—	4,424,542	46,767	398	4,470,911
Non-agency residential MBS	169,240	27,349	141,891	21,982	3,469	160,404
GSE commercial MBS	61,819	—	61,819	58	—	61,877
	4,662,243	27,349	4,634,894	68,841	3,867	4,699,868
Total	$4,689,362	$27,349	$4,662,013	$68,984	$3,867	$4,727,130

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2015. The unrealized losses include other-than-temporary impairments recorded in AOCI and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	2	$12,683	$151	—	$—	$—	2	$12,683	$151
Mortgage-backed securities
GSE residential MBS	19	503,000	697	1	44,782	69	20	547,782	766
Non-agency residential MBS	—	—	—	24	107,302	9,060	24	107,302	9,060
GSE commercial MBS	—	—	—	3	61,366	449	3	61,366	449
Total	21	$515,683	$848	28	$213,450	$9,578	49	$729,133	$10,426
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
At December 31, 2015, the gross unrealized losses on the Bank’s held-to-maturity securities were $10,426,000, of which $9,060,000 were attributable to its holdings of non-agency (i.e., private label) residential MBS and $1,366,000 were attributable to securities that are guaranteed by the U.S. government or issued and guaranteed by GSEs.
As of December 31, 2015, the U.S. government and the issuers of the Bank's holdings of GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at December 31, 2015 would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank’s assessment of the strength of the GSEs' guarantees and the credit ratings assigned by the NRSROs, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at December 31, 2015 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2015.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS ("RMBS"), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2015 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.

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
To assess whether the entire amortized cost bases of its 27 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of the end of each calendar quarter in 2015 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2015 assumed changes in home prices ranging from declines of 3 percent to increases of 8 percent over the 12-month period beginning October 1, 2015. For the vast majority of markets, the changes were projected to range from increases of 2 percent to 5 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it was not likely that it would fully recover the remaining amortized cost basis of one of its previously other-than-temporarily impaired non-agency RMBS and, accordingly, this security was deemed to be other-than-temporarily impaired as of December 31, 2015. The difference between the present value of the cash flows expected to be collected from this security and its amortized cost basis (i.e., the credit loss) totaled $5,000 at December 31, 2015. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its remaining amortized cost basis, only the amount related to the credit loss was recognized in earnings. None of the Bank's other non-agency RMBS were deemed to be other-than-temporarily impaired in 2015.
For the security for which an other-than-temporary impairment was determined to have occurred as of the end of each calendar quarter in 2015, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for the fourth quarter (dollars in thousands):

			Significant Inputs(2)
Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of December 31, 2015	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of December 31, 2015(3)
2005	Alt-A/Option ARM	$10,762	7.7%	18.6%	32.2%	32.0%
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

In addition to the security that was determined to be other-than-temporarily impaired at December 31, 2015, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013. The following table presents a rollforward for the years ended December 31, 2015, 2014 and 2013 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Year Ended December 31,
	2015	2014	2013
Balance of credit losses, beginning of year	$12,512	$12,901	$13,039
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	37	—
Credit losses on securities for which an other-than-temporary impairment was previously recognized	33	—	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(849)	(426)	(138)
Balance of credit losses, end of year	11,696	12,512	12,901
Cumulative principal shortfalls on securities held at end of year	(1,668)	(1,210)	(684)
Cumulative amortization of the time value of credit losses at end of year	350	293	233
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of year	$10,378	$11,595	$12,450
 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2015 and 2014 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2015			December 31, 2014
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$8,712	$8,712	$8,727	$12,544	$12,544	$12,649
Due after five years through ten years	12,834	12,834	12,683	14,575	14,575	14,613
Due after ten years	110,000	110,000	110,000	—	—	—
	131,546	131,546	131,410	27,119	27,119	27,262
Mortgage-backed securities	3,117,841	3,096,465	3,130,873	4,662,243	4,634,894	4,699,868
Total	$3,249,387	$3,228,011	$3,262,283	$4,689,362	$4,662,013	$4,727,130
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $13,139,000 and $26,510,000 at December 31, 2015 and 2014, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2015 and 2014 (in thousands):

	2015	2014
Amortized cost of variable-rate held-to-maturity securities other than MBS	$131,546	$27,119
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	228	276
Collateralized mortgage obligations
Fixed-rate	453	624
Variable-rate	3,055,344	4,599,524
Variable-rate multi-family MBS	61,816	61,819
	3,117,841	4,662,243
Total	$3,249,387	$4,689,362

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2015 or 2014.
Sales of Securities. During the year ended December 31, 2015, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $806,809,000. Proceeds from the sales totaled $821,323,000, resulting in realized gains of $14,514,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the years ended December 31, 2014 or 2013.

Note 6—Advances
     Redemption Terms. At December 31, 2015 and 2014, the Bank had advances outstanding at interest rates ranging from 0.21 percent to 8.27 percent and 0.05 percent to 8.48 percent, respectively, as summarized below (dollars in thousands).

	2015		2014
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$79,477	4.04%
Due in one year or less	12,431,831	0.44	11,908,892	0.31
Due after one year through two years	5,886,049	0.77	1,085,057	1.46
Due after two years through three years	1,375,560	2.11	1,590,017	2.39
Due after three years through four years	613,243	2.01	1,085,640	2.40
Due after four years through five years	1,129,859	1.53	417,243	2.22
Due after five years	1,732,577	1.44	901,184	2.99
Amortizing advances	1,480,532	3.15	1,727,505	3.45
Total par value	24,649,651	0.93%	18,795,015	1.14%
Premiums	22		—
Deferred prepayment fees	(16,113)		(17,903)
Commitment fees	(131)		(139)
Hedging adjustments	113,373		165,427
Total	$24,746,802		$18,942,400
The balances of overdrawn demand deposit accounts were fully collateralized at December 31, 2014 and were repaid at the beginning of 2015. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2015 and 2014, the Bank had aggregate prepayable and callable advances totaling $5,895,751,000 and $487,699,000, respectively.
The following table summarizes advances outstanding at December 31, 2015 and 2014, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	December 31, 2015	December 31, 2014
Overdrawn demand deposit accounts	$—	$79,477
Due in one year or less	18,135,949	11,993,262
Due after one year through two years	1,727,927	1,053,687
Due after two years through three years	1,375,559	1,590,017
Due after three years through four years	605,243	1,085,640
Due after four years through five years	613,459	414,243
Due after five years	710,982	851,184
Amortizing advances	1,480,532	1,727,505
Total par value	$24,649,651	$18,795,015
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2015 and 2014, the Bank had putable advances outstanding totaling $1,097,071,000 and $1,454,071,000, respectively.
The following table summarizes advances at December 31, 2015 and 2014, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2015	2014
Overdrawn demand deposit accounts	$—	$79,477
Due in one year or less	13,523,902	13,258,963
Due after one year through two years	5,489,429	1,062,557
Due after two years through three years	715,109	990,896
Due after three years through four years	578,243	397,190
Due after four years through five years	1,129,859	377,243
Due after five years	1,732,577	901,184
Amortizing advances	1,480,532	1,727,505
Total par value	$24,649,651	$18,795,015
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. No borrower represented more than 10 percent of advances outstanding at December 31, 2015, 2014 or 2013.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2015 and 2014 (in thousands):

	2015	2014
Fixed-rate
Due in one year or less	$12,236,879	$11,573,066
Due after one year	6,463,464	6,694,902
Total fixed-rate	18,700,343	18,267,968
Variable-rate
Due in one year or less	208,590	426,477
Due after one year	5,740,718	100,570
Total variable-rate	5,949,308	527,047
Total par value	$24,649,651	$18,795,015
At December 31, 2015 and 2014, 26 percent and 27 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2015, 2014 and 2013 were $27,724,000, $26,035,000 and $92,037,000, respectively. During the years ended December 31, 2015, 2014 and 2013, the Bank deferred $6,398,000, $5,835,000 and $1,449,000 of these gross advance prepayment fees.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). The following table presents information as of December 31, 2015 and 2014 for mortgage loans held for portfolio (in thousands):

	2015	2014
Fixed-rate medium-term* single-family mortgages	$4,570	$9,332
Fixed-rate long-term single-family mortgages	50,404	61,838
Premiums	352	473
Discounts	(68)	(89)
Total mortgage loans held for portfolio	$55,258	$71,554
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2015 and 2014 was comprised of government-guaranteed/insured loans totaling $29,741,000 and $37,404,000, respectively, and conventional loans totaling $25,233,000 and $33,766,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2015, 2014 and 2013, mortgage loan interest income was reduced by CE fees totaling $21,000, $26,000 and $36,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2015, 2014 and 2013, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $18,000, $24,000 and $31,000, respectively.

Note 8—Allowance for Credit Losses
The Bank has established an allowance methodology for each of its portfolio segments: advances and other extensions of credit to members/borrowers, collectively referred to as "extensions of credit to members"; government-guaranteed/insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2015 included all FDIC-insured institutions with average total assets as of December 31, 2014, 2013 and 2012 of less than $1.123 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.

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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2015 or 2014.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2015 and 2014, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2015 and 2014, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment by payment status for mortgage loans at December 31, 2015 and 2014 (dollars in thousands).

	December 31, 2015			December 31, 2014
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$920	$1,180	$2,100	$1,409	$2,276	$3,685
60-89 days delinquent	348	337	685	531	400	931
90 days or more delinquent	387	202	589	316	299	615
Total past due	1,655	1,719	3,374	2,256	2,975	5,231
Total current loans	23,844	28,340	52,184	31,866	34,846	66,712
Total mortgage loans	$25,499	$30,059	$55,558	$34,122	$37,821	$71,943
Other delinquency statistics:
In process of foreclosure(1)	$329	$77	$406	$79	$—	$79
Serious delinquency rate (2)	1.5%	0.7%	1.1%	0.9%	0.8%	0.9%
Past due 90 days or more and still accruing interest (3)	$—	$202	$202	$—	$299	$299
Nonaccrual loans	$387	$—	$387	$316	$—	$316
Troubled debt restructurings	$118	$—	$118	$116	$—	$116
________________________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.

At December 31, 2015 and 2014, the Bank’s other assets included $49,000 and $193,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At December 31, 2015 and 2014, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $141,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at December 31, 2015. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$143	$165	$183
Chargeoffs	(2)	(22)	(18)
Balance, end of year	$141	$143	$165

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of December 31, 2015 and 2014 (in thousands).

	December 31,
	2015	2014
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$141	$143

Recorded investment
Individually evaluated for impairment	$407	$432
Collectively evaluated for impairment	25,092	33,690
	$25,499	$34,122

Note 9—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.03 percent, 0.01 percent and 0.01 percent during 2015, 2014 and 2013, respectively. For additional information regarding other interest-bearing deposits, see Note 13.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Interest-bearing
Demand and overnight	$954,546	$698,136
Term	91,393	99,254
Non-interest bearing (other)	19	24
Total deposits	$1,045,958	$797,414
The aggregate amount of time deposits with a denomination of $250,000 or more was $91,134,000 and $98,850,000 as of December 31, 2015 and 2014, respectively.

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
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $905 billion and $847 billion at December 31, 2015 and 2014, respectively. The Bank was the primary obligor on $38.6 billion and $35.2 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2015 and 2014 (in thousands, at par value).

	2015	2014
Fixed-rate	$11,759,035	$8,377,640
Variable-rate	3,625,000	4,471,000
Step-up	2,510,000	3,112,500
Step-down	150,000	150,000
Total par value	$18,044,035	$16,111,140
At December 31, 2015 and 2014, 90 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

   Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2015 and 2014, by contractual maturity (dollars in thousands):

	2015		2014
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$5,811,410	0.75%	$6,225,840	0.58%
Due after one year through two years	5,383,590	0.77	2,790,080	1.19
Due after two years through three years	3,313,585	1.54	1,537,000	0.95
Due after three years through four years	585,180	1.41	1,847,000	1.94
Due after four years through five years	1,275,000	1.56	1,172,500	1.49
Due after five years	1,675,270	2.00	2,538,720	2.06
Total par value	18,044,035	1.09%	16,111,140	1.18%
Premiums	11,612		6,345
Discounts	(2,708)		(3,486)
Hedging adjustments	(26,980)		(35,299)
Total	$18,025,959		$16,078,700
At December 31, 2015 and 2014, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2015	2014
Non-callable bonds	$12,868,765	$8,504,920
Callable bonds	5,175,270	7,606,220
Total par value	$18,044,035	$16,111,140
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2015 and 2014, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2015	2014
Due in one year or less	$10,774,680	$13,772,060
Due after one year through two years	4,888,590	1,645,080
Due after two years through three years	2,005,585	152,000
Due after three years through four years	245,180	437,000
Due after four years through five years	130,000	25,000
Due after five years	—	80,000
Total par value	$18,044,035	$16,111,140
     Discount Notes. At December 31, 2015 and 2014, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2015	$20,541,329	$20,544,821	0.18%
December 31, 2014	$19,131,832	$19,134,303	0.09%

Note 11—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2015, 2014 or 2013. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2015, 2014 or 2013.
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
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance, beginning of year	$25,998	$31,864	$29,620
AHP assessment	7,468	5,391	9,766
Grants funded, net of recaptured amounts	(10,756)	(11,257)	(7,522)
Balance, end of year	$22,710	$25,998	$31,864

Note 12—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2015 or 2014.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2015 and 2014 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2015

Assets

Derivatives
Bilateral derivatives	$25,809	$(8,110)	$17,699	$(13,214)	(2)	$4,485
Cleared derivatives	25,962	(20,581)	5,381	—		5,381
Total derivatives	51,771	(28,691)	23,080	(13,214)		9,866
Securities purchased under agreements to resell	1,000,000	—	1,000,000	(1,000,000)		—

Total assets	$1,051,771	$(28,691)	$1,023,080	$(1,013,214)		$9,866

Liabilities

Derivatives
Bilateral derivatives	$300,494	$(293,530)	$6,964	$—		$6,964
Cleared derivatives	257,480	(257,480)	—	—	(3)	—

Total liabilities	$557,974	$(551,010)	$6,964	$—		$6,964

December 31, 2014

Assets

Derivatives
Bilateral derivatives	$31,666	$(21,212)	$10,454	$(9,746)	(2)	$708
Cleared derivatives	6,574	(6,574)	—	—		—
Total derivatives	38,240	(27,786)	10,454	(9,746)		708
Securities purchased under agreements to resell	350,000	—	350,000	(350,000)		—

Total assets	$388,240	$(27,786)	$360,454	$(359,746)		$708

Liabilities

Derivatives
Bilateral derivatives	$629,920	$(611,348)	$18,572	$—		$18,572
Cleared derivatives	58,653	(55,704)	2,949	(2,949)	(4)	—

Total liabilities	$688,573	$(667,052)	$21,521	$(2,949)		$18,572

_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
The Bank had pledged securities with an aggregate fair value of $300,184,000 at December 31, 2015 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged additional securities with an aggregate fair value of $33,036,000 at December 31, 2014 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 13—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of December 31, 2015, it was not a party to any forward rate agreements.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at December 31, 2015 and 2014 (in thousands).

	December 31, 2015			December 31, 2014
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$4,800,307	$3,176	$126,161	$4,936,984	$4,641	$183,285
Available-for-sale securities	9,375,109	11,109	401,543	5,877,601	401	462,501
Consolidated obligation bonds	12,988,035	21,319	16,273	10,102,140	15,610	28,046
Consolidated obligation discount notes	100,000	—	1,508	—	—	—
Interest rate swaptions related to advances	4,000	17	—	—	—	—
Interest rate caps related to advances	—	—	—	25,000	—	—
Total derivatives designated as hedging instruments under ASC 815	27,267,451	35,621	545,485	20,941,725	20,652	673,832
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	1,500	2	—	1,500	4	—
Available-for-sale securities	2,625	21	40	1,000	—	32
Trading securities	100,000	1,270	—	—	—	—
Intermediary transactions	1,925,960	13,480	11,810	950,000	14,864	13,413
Interest rate caps
Held-to-maturity securities	1,650,000	738	—	2,900,000	1,424	—
Intermediary transactions	80,000	639	639	80,000	1,296	1,296
Total derivatives not designated as hedging instruments under ASC 815	3,760,085	16,150	12,489	3,932,500	17,588	14,741
Total derivatives before collateral and netting adjustments	$31,027,536	51,771	557,974	$24,874,225	38,240	688,573
Cash collateral and related accrued interest		(1,617)	(523,936)		(251)	(639,517)
Netting adjustments		(27,074)	(27,074)		(27,535)	(27,535)
Total collateral and netting adjustments(1)		(28,691)	(551,010)		(27,786)	(667,052)
Net derivative balances reported in statements of condition		$23,080	$6,964		$10,454	$21,521
________________________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Gain (Loss) Recognized in Earnings for the Year Ended December 31,
	2015	2014	2013
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$1,508	$(3,082)	$4,999
Interest rate swaptions	4	—	—
Interest rate caps	—	(2)	(6)
Total net gain (loss) related to fair value hedge ineffectiveness	1,512	(3,084)	4,993
Derivatives not designated as hedging instruments under ASC 815
Net interest income (expense) on interest rate swaps	(24)	1,362	3,633
Interest rate swaps	5,682	3,900	(3,529)
Interest rate caps	(687)	(2,601)	(616)
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	4,971	2,661	(512)
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$6,483	$(423)	$4,481
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2015, 2014 and 2013 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Derivative Net Interest Income (Expense)(2)
Year ended December 31, 2015
Advances	$34,686	$(34,378)	$308	$(90,567)
Available-for-sale securities	4,683	(3,653)	1,030	(122,560)
Consolidated obligation bonds	7,300	(7,126)	174	131,790
Total	$46,669	$(45,157)	$1,512	$(81,337)

Year ended December 31, 2014
Advances	$18,468	$(19,293)	$(825)	$(105,885)
Available-for-sale securities	(61,063)	58,419	(2,644)	(80,808)
Consolidated obligation bonds	96,746	(96,361)	385	115,928
Total	$54,151	$(57,235)	$(3,084)	$(70,765)

Year ended December 31, 2013
Advances	$207,392	$(207,228)	$164	$(134,615)
Available-for-sale securities	188,915	(185,697)	3,218	(80,569)
Consolidated obligation bonds	(185,479)	187,090	1,611	118,656
Total	$210,828	$(205,835)	$4,993	$(96,528)
________________________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

 The following table presents, by type of hedged item in ASC 815 cash flow hedging relationships, the gains (losses) on derivatives recognized in other comprehensive income and the gains (losses) reclassified from AOCI into earnings for the year ended December 31, 2015 (in thousands). The Bank did not have any derivatives designated in cash flow hedging relationships during the years ended December 31, 2014 or 2013.

Derivatives in Cash Flow Hedging Relationships	Amount of Losses Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Losses Reclassified from AOCI into Interest Expense (Effective Portion) (1)	Amount of Gains (Losses) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities (Ineffective Portion)
Interest rate swap related to anticipated issuances of consolidated obligation discount notes	$1,424	$577	$—
_____________________________

(1)	Represents net interest expense associated with the derivative.

For the year ended December 31, 2015, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time period or within a two-month period thereafter. At December 31, 2015, $1,417,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At December 31, 2015, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 9.75 years.
  Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of December 31, 2015, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $12.6 billion and $1.0 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through third-party central clearinghouses (as of December 31, 2015, the notional balance of cleared transactions outstanding totaled $17.4 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
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
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of 1,000 and a maximum of 7,000,000. Except as described below, the activity-based investment requirement is (and has been) 4.1 percent of outstanding advances. Members and institutions that acquire members must comply with the activity-based investment requirements for as long as the relevant advances remain outstanding. The Bank’s Board of Directors has the authority to adjust these requirements periodically within ranges established in the Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized.
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
The Bank also amended its Capital Plan to modify the permissible range for the advances-based component of the activity-based investment requirement. Effective October 1, 2015, the permissible range for the advances-based component of the activity-based investment requirement changed from a range of 3.0 percent to 5.0 percent of members’ advances outstanding to a range of 2.0 percent to 5.0 percent of members’ advances outstanding. The requirement remained at 4.1 percent of members' advances outstanding upon the implementation of the amended Capital Plan. The amendments did not alter the permissible ranges for the membership investment requirement or the Acquired Member Asset component of the activity-based investment requirement and no changes to the then existing requirements were made upon the implementation of the amended Capital Plan.
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
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. To be eligible for the reduced activity-based investment requirement, advances funded during this period had to have a minimum maturity of one year or greater, among other things. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply.
Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). From and after October 1, 2015, all excess stock is held as Class B-1 Stock at all times. At any time, shareholders may request the Bank to repurchase excess capital stock. Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase.
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. In 2015, 2014 and 2013, the Bank repurchased surplus stock on or about the last business day of the month following the end of each calendar quarter. Surplus stock was defined as the amount of Class B Stock in excess of 102.5 percent of the member’s minimum investment requirement for the repurchases that occurred between January 31, 2013 and August 7, 2015. For the repurchases that occurred during this period, a shareholder's surplus stock was not repurchased if the amount of that shareholder's surplus stock was 100,000 or less or if, subject to certain exceptions, the shareholder was on restricted collateral status. For the repurchase that occurred on November 6, 2015, surplus stock was defined as the amount of stock held by a shareholder in excess of 120 percent of the shareholder’s minimum investment requirement. For the repurchase that occurred on November 6, 2015, a shareholder's surplus stock was not repurchased if the amount of that shareholder's surplus stock was $1,000,000 or less or if, subject to certain exceptions, the shareholder was on restricted collateral status. During the years ended December 31, 2015, 2014 and 2013, the Bank repurchased surplus stock totaling $574,896,000, $901,117,000, and $773,954,500, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. On February 25, 2016, the Bank repurchased surplus stock totaling $103,707,000, none of which was classified as mandatorily redeemable capital stock at that date. For this repurchase, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For the repurchase that occurred on February 25, 2016, a shareholder's surplus stock was not repurchased if the amount of that shareholder's surplus stock was $2,500,000 or less or if, subject to certain exceptions, the shareholder was on restricted collateral status. For each of the repurchases that occurred in 2015 and the repurchase that occurred on February 25, 2016, shareholders were given the opportunity to opt-out of the repurchase if they chose to do so. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table presents total excess stock at December 31, 2015 and 2014 (in thousands).

	2015	2014
Excess stock
Capital stock	$356,394	$199,202
Mandatorily redeemable capital stock	2,613	4,120
Total	$359,007	$203,322
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2015 or 2014. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At all times during the three years ended December 31, 2015, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$493,617	$2,311,264	$347,402	$1,927,573
Total capital	$1,683,332	$2,311,264	$1,521,835	$1,927,573
Total capital-to-assets ratio	4.00%	5.49%	4.00%	5.07%
Leverage capital	$2,104,165	$3,466,896	$1,902,293	$2,891,360
Leverage capital-to-assets ratio	5.00%	8.24%	5.00%	7.60%
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
Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “JCE Agreement”) with the other FHLBanks. Effective August 5, 2011, the FHLBanks amended the JCE Agreement, and the Finance Agency approved an amendment to the Bank's capital plan to incorporate its provisions on that same date. The amended JCE Agreement provides that the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account (“RRE Account”). Pursuant to the provisions of the amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. Amounts allocated to the Bank’s RRE Account are not available to pay dividends.
The Bank’s Board of Directors may declare dividends at the same rate for all shares of Class B Stock, or at different rates for Class B-1 Stock and Class B-2 Stock, provided that in no event can the dividend rate on Class B-2 Stock be lower than the dividend rate on Class B-1 Stock. Dividend payments may be made in the form of cash, additional shares of either, or both, sub-classes of Class B Stock, or a combination thereof as determined by the Bank’s Board of Directors and can be paid only from unrestricted retained earnings or a portion of current earnings. The Bank’s Board of Directors may not declare or pay a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fail to meet its minimum capital requirements after paying such dividend. In addition, the Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings; further, the Bank may not declare or pay any dividends in the form of capital stock if its excess stock is greater than 1 percent of its total assets or if, after the issuance of such shares, the Bank’s outstanding excess stock would be greater than 1 percent of its total assets.
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
At December 31, 2015, the Bank had $8,929,000 in outstanding capital stock subject to mandatory redemption held by 16 institutions. As of December 31, 2014, the Bank had $5,059,000 in outstanding capital stock subject to mandatory redemption held by 18 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2015, 2014 and 2013, dividends on mandatorily redeemable capital stock in the amount of $16,000, $15,000 and $23,000, respectively, were recorded as interest expense in the statements of income.
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

The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2015 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2016	$625
2017	1,115
2018	557
2019	915
2020	5,717
Total	$8,929
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2015, 2014 and 2013 (in thousands).

Balance, January 1, 2013	$4,504
Capital stock that became subject to mandatory redemption during the year	26,325
Redemption/repurchase of mandatorily redeemable capital stock	(27,845)
Mandatorily redeemable capital stock issued during the year	18
Stock dividends classified as mandatorily redeemable	63
Balance, December 31, 2013	3,065
Capital stock that became subject to mandatory redemption during the year	3,130
Redemption/repurchase of mandatorily redeemable capital stock	(1,160)
Mandatorily redeemable capital stock issued during the year	5
Stock dividends classified as mandatorily redeemable	19
Balance, December 31, 2014	5,059
Capital stock that became subject to mandatory redemption during the year, net	7,044
Redemption/repurchase of mandatorily redeemable capital stock	(3,198)
Mandatorily redeemable capital stock issued during the year	2
Stock dividends classified as mandatorily redeemable	22
Balance, December 31, 2015	$8,929
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
The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2015, 2014 and 2013:

	2015	2014	2013
Number of institutions, beginning of year	18	16	13
Due to mergers and acquisitions	7	7	2
Due to withdrawals	—	—	2
Due to termination of membership by the Bank*	—	—	1
Mandatorily redeemable capital stock reclassified to equity	—	—	(1)
Terminations completed during the year	(9)	(5)	(1)
Number of institutions, end of year	16	18	16
________________________________________
* The Bank terminated the membership of an institution that was closed by its primary regulator.
The Bank did not receive any stock redemption notices in 2015, 2014 or 2013.

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

Note 15—Employee Retirement Plans
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan covers substantially all officers and employees of the Bank who were hired prior to January 1, 2007, and any new employee of the Bank who was hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. In addition, effective July 1, 2015, coverage was extended to include all of the Bank's non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. The Pentegra DB Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan. Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. In addition, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2014. For the plan years ended June 30, 2014 and 2013, the Bank's contributions did not represent more than 5 percent of the total contributions to the plan.
The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2015		2014		2013
Net pension cost charged to compensation and benefit expense for the year ended December 31	$2,187		$1,806		$1,725
Pentegra DB Plan funded status as of July 1	106.9%	(a)	111.4%	(b)	101.3%
Bank's funded status as of July 1	95.1%		107.0%		100.0%
____________

(a)
The Pentegra DB Plan's funded status as of July 1, 2015 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2015 through March 15, 2016. Contributions made during the period from July 1, 2015 through March 15, 2016 and designated for the plan year ended June 30, 2015 will be included in the final valuation as of July 1, 2015. The final funded status as of July 1, 2015 will not be available until the Form 5500 for the plan year July 1, 2015 through June 30, 2016 is filed (this Form 5500 is due to be filed no later than April 2017).

(b)
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

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra DC Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2015, 2014 and 2013, the Bank contributed $1,257,000, $1,171,000 and $1,185,000, respectively, to the Pentegra DC Plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $2,550,000 and $2,266,000 at December 31, 2015 and 2014, respectively. Compensation and benefits expense includes accrued earnings on deferred employee compensation and Bank contributions totaling $46,000, $146,000, and $283,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (losses) on those deferrals, was $1,483,000 and $1,264,000 at December 31, 2015 and 2014, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the Plan was established. Each participant’s benefit under the Plan consists of contributions that were made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation or current intention to make future contributions to the Plan. The Bank’s accrued liability under this plan was $4,722,000 and $5,173,000 at December 31, 2015 and 2014, respectively. During the years ended December 31, 2014 and 2013, the Bank contributed $25,000 and $740,000, respectively, to the Plan. The Bank did not make any contributions to the Plan during the year ended December 31, 2015.
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
The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Change in APBO
APBO at beginning of year	$1,410	$1,376
Service cost	19	18
Interest cost	46	61
Actuarial loss (gain)	(222)	2
Participant contributions	162	160
Benefits paid	(371)	(207)
APBO at end of year	1,044	1,410
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid by the Bank	209	47
Participant contributions	162	160
Benefits paid	(371)	(207)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(1,044)	$(1,410)
Amounts recognized in AOCI at December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,
	2015	2014
Net actuarial gain	$1,648	$1,514
Prior service cost	(170)	(178)
	$1,478	$1,336
The amounts in AOCI include $20,000 of prior service cost and $98,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit cost in 2016.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 6.7 percent for 2016. For 2015, 2014 and 2013, gross health care cost trend rates of 7.8 percent, 8.0 percent and 8.1 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.04 percent per year to a final rate of 4.4 percent in 2071 and thereafter. To compute the APBO at December 31, 2015 and 2014, weighted average discount rates of 3.08 percent and 3.44 percent were used. Weighted average discount rates of 3.44 percent, 4.64 percent and 3.81 percent were used to compute the net periodic benefit cost for 2015, 2014 and 2013, respectively.

Components of net periodic benefit cost (credit) for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Service cost	$19	$18	$21
Interest cost	46	61	59
Amortization of prior service cost (credit)	8	2	(17)
Amortization of net actuarial gain	(88)	(91)	(77)
Net periodic benefit credit	$(15)	$(10)	$(14)
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization of prior service cost (credit) included in net periodic benefit cost	$8	$2	$(17)
Prior service cost	—	—	(211)
Actuarial gain (loss)	222	(2)	1,067
Amortization of net actuarial gain included in net periodic benefit cost	(88)	(91)	(77)
Total changes in benefit obligations recognized in other comprehensive income	$142	$(91)	$762
A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2015 by $23,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2015 by $2,000. Alternatively, a 1 percent decrease in the health care cost trend rate would have reduced the APBO at December 31, 2015 by $43,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2015 by $2,000.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2016	$147
2017	157
2018	145
2019	148
2020	123
2021-2025	461
$1,181

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the years ended December 31, 2015 and 2014, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2015 and 2014. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
     Trading, available-for-sale and held-to-maturity securities. To value its holdings of U.S. Treasury Bills and U.S. Treasury Notes classified as trading securities, all of its available-for-sale securities and its held-to-maturity MBS holdings and state housing agency debentures, the Bank obtains prices from three designated third-party pricing vendors when available. Prior to December 31, 2015, the Bank obtained prices from four designated third-party pricing vendors (the three vendors currently in use as well as one additional vendor). This change in valuation technique did not have a significant impact on the estimated fair values of the financial instruments referred to above as of December 31, 2015.
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
Recently, the Bank conducted reviews of the three pricing vendors to reconfirm its understanding of the vendors' pricing processes, methodologies and control procedures and was satisfied that those processes, methodologies and control procedures were adequate and appropriate.
A “median” price is first established for each security using a formula that is based upon the number of prices received. If three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to some type of validation similar to the evaluation of outliers described below. Prior to December 31, 2015, if four prices were received, the average of the middle two prices was the median price. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.
As of December 31, 2015, three vendor prices were received for substantially all of the Bank's trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the three prices. As of December 31, 2014, four vendor prices were received for substantially all of the Bank's trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the four prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Mortgage loans held for portfolio. The Bank estimates the fair values of mortgage loans held for portfolio based upon the prices for to-be-announced ("TBA") securities, which represent quoted market prices for forward settling agency MBS. The prices are adjusted for differences in coupon, cost to carry, vintage, remittance type and product type between the Bank's mortgage loans and the referenced TBA MBS. The prices of the referenced TBA MBS and the Bank's mortgage loans are highly dependent upon current mortgage rates and the market's expectations of future mortgage rates and prepayments.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at December 31, 2015 or 2014.
In May 2015, the Bank replaced its third-party pricing/risk model with a new third-party pricing/risk model. Among other things, the third-party pricing/risk model is used to estimate the fair values of the Bank's interest rate exchange agreements, advances, consolidated obligations, term deposits and held-to-maturity debentures. In addition, this model is used to calculate the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable to changes in LIBOR, the designated benchmark interest rate ("the benchmark fair values") and, beginning in September 2015, the periodic changes in the fair values of hypothetical derivatives associated with cash flow hedges. The implementation of the new model did not have a significant impact on the estimated fair values and, where applicable, the benchmark fair values of the financial instruments referred to above. On the date the new model was implemented, there was an increase of approximately $3,100,000 in the computed amount of the Bank's net hedge ineffectiveness gains (including both fair value and economic hedges) relating to the Bank's entire derivatives portfolio. The derivatives portfolio approximated $30.4 billion (notional balance) at that time.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2015 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$837,202	$837,202	$837,202	$—		$—		$—
Interest-bearing deposits	260	260	—	260		—		—
Security purchased under agreement to resell	1,000,000	1,000,000	—	1,000,000		—		—
Federal funds sold	2,171,000	2,171,000	—	2,171,000		—		—
Trading securities (1)	211,056	211,056	8,857	202,199		—		—
Available-for-sale securities (1)	9,713,191	9,713,191	—	9,713,191		—		—
Held-to-maturity securities	3,228,011	3,262,283	—	3,127,584	(2)	134,699	(3)	—
Advances	24,746,802	24,795,949	—	24,795,949		—		—
Mortgage loans held for portfolio, net	55,117	60,756	—	60,756		—		—
Accrued interest receivable	69,676	69,676	—	69,676		—		—
Derivative assets (1)	23,080	23,080	—	51,771		—		(28,691)

Liabilities:
Deposits	1,045,958	1,045,956	—	1,045,956		—		—
Consolidated obligations
Discount notes	20,541,329	20,539,576	—	20,539,576		—		—
Bonds	18,025,959	17,994,494	—	17,994,494		—		—
Mandatorily redeemable capital stock	8,929	8,929	8,929	—		—		—
Accrued interest payable	38,972	38,972	—	38,972		—		—
Derivative liabilities (1)	6,964	6,964	—	557,974		—		(551,010)

___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2015.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

During the year ended December 31, 2015, the Bank recorded total OTTI losses on one of its non-agency RMBS classified as held-to-maturity (see Note 5). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurement for this impaired security was classified as a Level 3 measurement in the fair value hierarchy. Three third-party vendor prices were received for this security as of December 31, 2015 and the average of the three prices was used to determine the final fair value measurement at that date.

Note 17—Commitments and Contingencies
     Joint and several liability. As described in Note 10, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2015 and 2014, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $867 billion and $812 billion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
     Other commitments and contingencies. At December 31, 2015 and 2014, the Bank had commitments to make additional advances totaling approximately $36,892,000 and $14,065,000, respectively. At December 31, 2015, $29,292,000 of the outstanding commitments to make additional advances expire in 2016 and the remainder expire in 2017, 2018 or 2019.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $7,180,763,000 and $4,330,557,000 at December 31, 2015 and 2014, respectively. At December 31, 2015, outstanding letters of credit had original terms of up to 10 years with a final expiration in 2020. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $3,685,000 and $3,746,000 at December 31, 2015 and 2014, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
At December 31, 2015 and 2014, the Bank had commitments to issue $90,000,000 and $60,000,000, respectively, of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at both December 31, 2015 and 2014, the Bank had commitments to issue $750,000,000 of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2015 and 2014, the Bank had pledged cash collateral of $523,871,000 and $639,452,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2015 and 2014, the Bank had pledged securities with carrying values (and fair values) of $300,184,000 and $35,985,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.
During the years ended December 31, 2015, 2014 and 2013, the Bank charged to operating expenses net rental costs of approximately $405,000, $370,000, and $377,000, respectively. Future minimum rentals at December 31, 2015, were as follows (in thousands):

Year	Premises	Equipment	Total
2016	$255	$46	$301
2017	265	45	310
2018	131	30	161
2019	34	—	34
2020	3	—	3
Total	$688	$121	$809
Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.

The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2015 were as follows (in thousands):

Year	Total
2016	$1,217
2017	1,185
2018	1,212
2019	1,233
2020	380
Total	$5,227
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 11, 12 and 15.

Note 18 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s capital plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2015, 9 of the Bank’s 16 directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2015, 2014 or 2013.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2015 and 2014, advances outstanding to Directors’ Financial Institutions aggregated $1,408,060,000 and $1,235,101,000, respectively, representing 5.7 percent and 6.6 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from (or through) Directors’ Financial Institutions during the years ended December 31, 2015, 2014 or 2013. As of December 31, 2015 and 2014, capital stock outstanding to Directors’ Financial Institutions aggregated $68,951,000 and $60,031,000, respectively, representing 4.5 percent and 4.9 percent of the Bank’s outstanding capital stock, respectively. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the years ended December 31, 2015, 2014 and 2013, interest income on loans to other FHLBanks totaled $4,214, $3,504 and $2,031, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013
Balance, January 1,	$—	$—	$—
Loans made to:
FHLBank of San Francisco	915,000	1,365,000	475,000
FHLBank of Des Moines	200,000	60,000	—
FHLBank of Boston	200,000	—	—
FHLBank of Atlanta	—	60,000	200,000
FHLBank of Topeka	55,000	—	—
FHLBank of Indianapolis	—	—	377,000
Collections from:
FHLBank of San Francisco	(915,000)	(1,365,000)	(475,000)
FHLBank of Des Moines	(200,000)	(60,000)	—
FHLBank of Boston	(200,000)	—	—
FHLBank of Atlanta	—	(60,000)	(200,000)
FHLBank of Topeka	(55,000)	—	—
FHLBank of Indianapolis	—	—	(377,000)
Balance, December 31,	$—	$—	$—
During the years ended December 31, 2015, 2014 and 2013, interest expense on borrowings from other FHLBanks totaled $4,860, $1,958 and $931, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013
Balance, January 1,	$—	$—	$—
Borrowings from:
FHLBank of Boston	570,000	—	—
FHLBank of San Francisco	530,000	565,000	500,000
FHLBank of Topeka	360,000	40,000	—
FHLBank of Atlanta	250,000	20,000	—
FHLBank of Chicago	150,000	90,000	—
FHLBank of Indianapolis	—	90,000	—
Repayments to:
FHLBank of Boston	(570,000)	—	—
FHLBank of San Francisco	(530,000)	(565,000)	(500,000)
FHLBank of Topeka	(360,000)	(40,000)	—
FHLBank of Atlanta	(250,000)	(20,000)	—
FHLBank of Chicago	(150,000)	(90,000)	—
FHLBank of Indianapolis	—	(90,000)	—
Balance, December 31,	$—	$—	$—

The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2015, 2014 or 2013. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2015, 2014 or 2013.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Loss on Cash Flow Hedge	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2015
Balance at January 1, 2015	$22,412	$—	$(27,349)	$1,336	$(3,601)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(3,922)	—	—	—	(3,922)
Losses on cash flow hedge included in interest expense	—	577	—	—	577
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(80)	(80)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(100,768)		—	—	(100,768)
Unrealized loss on cash flow hedge	—	(1,424)	—	—	(1,424)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(254)	—	(254)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	6,227	—	6,227
Actuarial gain	—	—	—	222	222
Total other comprehensive income (loss)	(104,690)	(847)	5,973	142	(99,422)
Balance at December 31, 2015	$(82,278)	$(847)	$(21,376)	$1,478	$(103,023)

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Loss on Cash Flow Hedge	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2014
Balance at January 1, 2014	$(868)	$—	$(33,200)	$1,427	$(32,641)
Reclassifications from AOCI to net income
Reclassification adjustment for amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(89)	(89)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	23,280	—	—	—	23,280
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(1,349)	—	(1,349)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	7,200	—	7,200
Actuarial loss	—	—	—	(2)	(2)
Total other comprehensive income (loss)	23,280	—	5,851	(91)	29,040
Balance at December 31, 2014	$22,412	$—	$(27,349)	$1,336	$(3,601)

Year ended December 31, 2013
Balance at January 1, 2013	$22,527	$—	$(41,437)	$665	$(18,245)
Reclassifications from AOCI to net income
Reclassification adjustment for amortization of prior service credits and net actuarial gains recognized in compensation and benefits expense	—	—	—	(94)	(94)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(23,395)	—	—	—	(23,395)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	8,237	—	8,237
Actuarial gain	—	—	—	1,067	1,067
Prior service cost	—	—	—	(211)	(211)
Total other comprehensive income (loss)	(23,395)	—	8,237	762	(14,396)
Balance at December 31, 2013	$(868)	$—	$(33,200)	$1,427	$(32,641)

(1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

Note 21 — Other Operating Expenses
The following table presents the significant components of other operating expenses for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013
Occupancy expense	$2,396	$2,607	$2,905
Legal fees	1,214	5,440	1,278
Professional fees	3,245	3,984	3,054
Independent contractors	2,634	977	3
Database fees	3,125	3,181	3,259
Software costs	4,691	5,069	5,727
Other	10,166	9,150	9,746
Total other operating expenses	$27,471	$30,408	$25,972

EXHIBIT INDEX

Exhibit
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant.

4.1
Capital Plan of the Registrant, as amended and revised on December 3, 2014 and approved by the Federal Housing Finance Agency on June 1, 2015 and for which notice of implementation was given to shareholders on August 31, 2015 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated August 31, 2015 and filed with the SEC on August 31, 2015, which exhibit is incorporated herein by reference).*

10.1
Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

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

10.9
2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009). *

10.10
2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010). *

10.11
Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011). *

Exhibit
10.12
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference). *

10.13
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into on June 23, 2006 and effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated June 23, 2006 and filed with the SEC on June 27, 2006, which exhibit is incorporated herein by reference). *

10.14
Form of Employment Agreement between the Registrant and each of Paul Joiner and Tom Lewis, entered into on November 20, 2007 (filed as Exhibit 99.1 to the Bank’s Current Report on Form 8-K dated November 20, 2007 and filed with the SEC on November 26, 2007, which exhibit is incorporated herein by reference). *

10.15
Form of Employment Agreement between the Registrant and each of Brehan Chapman and Gustavo Molina, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.16
Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.17
Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015(incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*

10.18
Form of 2013 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 21, 2013 and filed with the SEC on April 2, 2013, which exhibit is incorporated herein by reference). *

10.19
Form of 2014 Long Term Incentive Plan including the Form of Award Agreement (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated March 28, 2014 and filed with the SEC on April 3, 2014, which exhibit is incorporated herein by reference).*

10.20	Form of 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed on August 12, 2015).*

10.21
Form of 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 21, 2016 and filed with the SEC on February 29, 2016, which exhibit is incorporated herein by reference).*

10.22
Form of Indemnification Agreement between the Registrant and each of its officers, entered into on various dates on or after November 7, 2008 (incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009). *

10.23
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on various dates on or after October 24, 2008 (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009). *

10.24
Separation and Release Agreement between Emanuel Edmondson and the Registrant entered into effective March 25, 2015 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*

Exhibit
10.25
Separation and Release Agreement between Scott Trapani and the Registrant entered into effective April 16, 2015 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed on August 12, 2015).*

10.26
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference). *

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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2015 and 2014, (ii) Statements of Income for the Years Ended December 31, 2015, 2014 and 2013, (iii) Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013, (iv) Statements of Capital for the Years Ended December 31, 2015, 2014 and 2013, (v) Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2015.

*    Commission File No. 000-51405