Form 10-Q
period 2016-03-31
Federal Home Loan Bank of Dallas
filed 2016-05-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
At May 6, 2016, the registrant had outstanding 17,155,057 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$36,221	$837,202
Interest-bearing deposits	361	260
Securities purchased under agreements to resell (Note 10)	6,500,000	1,000,000
Federal funds sold	3,237,000	2,171,000
Trading securities (Note 3)	217,731	211,056
Available-for-sale securities (Notes 4, 10 and 15) ($405,602 and $300,184 pledged at March 31, 2016 and December 31, 2015, respectively, which could be rehypothecated)	11,978,495	9,713,191
Held-to-maturity securities (a) (Note 5)	3,055,990	3,228,011
Advances (Notes 6 and 7)	24,294,953	24,746,802
Mortgage loans held for portfolio, net of allowance for credit losses of $141 at both March 31, 2016 and December 31, 2015, respectively (Note 7)	53,910	55,117
Accrued interest receivable	86,280	69,676
Premises and equipment, net	18,357	18,520
Derivative assets (Notes 10 and 11)	17,778	23,080
Other assets	6,132	8,112
TOTAL ASSETS	$49,503,208	$42,082,027

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,122,829	$1,045,939
Non-interest bearing	19	19
Total deposits	1,122,848	1,045,958
Consolidated obligations (Note 8)
Discount notes	27,023,718	20,541,329
Bonds	19,006,826	18,024,692
Total consolidated obligations	46,030,544	38,566,021
Mandatorily redeemable capital stock	8,936	8,929
Accrued interest payable	40,430	38,972
Affordable Housing Program (Note 9)	20,887	22,710
Derivative liabilities (Notes 10 and 11)	8,321	6,964
Other liabilities (Note 4)	22,590	193,161
Total liabilities	47,254,556	39,882,715

Commitments and contingencies (Notes 7 and 15)

CAPITAL (Note 12)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 6,900,014 and 6,324,540 shares at March 31, 2016 and December 31, 2015, respectively	690,001	632,454
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 8,934,332 and 9,076,781 shares at March 31, 2016 and December 31, 2015, respectively	893,433	907,678
Total Class B Capital Stock	1,583,434	1,540,132
Retained earnings
Unrestricted	702,374	699,213
Restricted	64,648	62,990
Total retained earnings	767,022	762,203
Accumulated other comprehensive income (loss) (Note 18)	(101,804)	(103,023)
Total capital	2,248,652	2,199,312
TOTAL LIABILITIES AND CAPITAL	$49,503,208	$42,082,027
_____________________________

(a)	Fair values: $3,074,819 and $3,262,283 at March 31, 2016 and December 31, 2015, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME
Advances	$44,422	$29,097
Prepayment fees on advances, net	784	2,720
Interest-bearing deposits	719	188
Securities purchased under agreements to resell	894	393
Federal funds sold	4,219	1,932
Trading securities	893	43
Available-for-sale securities	24,653	6,878
Held-to-maturity securities	7,823	8,172
Mortgage loans held for portfolio	787	991
Total interest income	85,194	50,414
INTEREST EXPENSE
Consolidated obligations
Bonds	28,671	17,160
Discount notes	20,223	4,139
Deposits	555	26
Mandatorily redeemable capital stock	10	5
Other borrowings	1	—
Total interest expense	49,460	21,330
NET INTEREST INCOME	35,734	29,084

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(310)	(39)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	302	33
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(8)	(6)

Net gains on trading securities	6,917	277
Net gains (losses) on derivatives and hedging activities	(16,939)	4,237
Realized gains on sales of held-to-maturity securities	470	6,226
Realized gains on sales of available-for-sale securities	651	2,345
Letter of credit fees	1,272	1,149
Other, net	541	472
Total other income (loss)	(7,096)	14,700
OTHER EXPENSE
Compensation and benefits	11,630	10,389
Other operating expenses	5,544	6,171
Finance Agency	744	631
Office of Finance	745	549
Discretionary grant programs	536	304
Derivative clearing fees	231	86
Total other expense	19,430	18,130
INCOME BEFORE ASSESSMENTS	9,208	25,654
Affordable Housing Program assessment	922	2,566
NET INCOME	$8,286	$23,088
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
NET INCOME	$8,286	$23,088
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	5,665	2,005
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(651)	(2,345)
Unrealized losses on cash flow hedges	(5,359)	—
Reclassification adjustment for losses on cash flow hedges included in net income	639	—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(302)	(33)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	1,246	1,674
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	5	2
Amortization of net actuarial gain included in net periodic benefit cost	(24)	(21)
Total other comprehensive income	1,219	1,282
TOTAL COMPREHENSIVE INCOME	$9,505	$24,370

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)							Accumulated Other Comprehensive Income (Loss)
					Capital Stock Class B - Putable		Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2016	6,325	$632,454	9,077	$907,678	—	$—	$699,213	$62,990	$762,203	$(103,023)	$2,199,312
Net transfers of shares between Class B-1 and Class B-2 Stock	2,516	251,593	(2,516)	(251,593)	—	—	—	—	—	—	—
Proceeds from sale of capital stock	—	20	2,373	237,348	—	—	—	—	—	—	237,368
Repurchase/redemption of capital stock	(1,975)	(197,462)	—	—	—	—	—	—	—	—	(197,462)
Comprehensive income
Net income	—	—	—	—	—	—	6,628	1,658	8,286	—	8,286
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,219	1,219
Dividends on capital stock (a)
Cash	—	—	—	—	—	—	(66)	—	(66)	—	(66)
Mandatorily redeemable capital stock	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Stock	34	3,396	—	—	—	—	(3,396)	—	(3,396)	—	—

BALANCE, MARCH 31, 2016	6,900	$690,001	8,934	$893,433	—	$—	$702,374	$64,648	$767,022	$(101,804)	$2,248,652

BALANCE, JANUARY 1, 2015	—	$—	—	$—	12,227	$1,222,738	$650,224	$49,552	$699,776	$(3,601)	$1,918,913
Proceeds from sale of capital stock	—	—	—	—	2,043	204,327	—	—	—	—	204,327
Repurchase/redemption of capital stock	—	—	—	—	(1,837)	(183,743)	—	—	—	—	(183,743)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	(1)	(126)	—	—	—	—	(126)
Comprehensive income
Net income	—	—	—	—	—	—	18,471	4,617	23,088	—	23,088
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,282	1,282
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	—	—	—	—	(41)	—	(41)	—	(41)
Mandatorily redeemable capital stock	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Stock	—	—	—	—	11	1,058	(1,058)	—	(1,058)	—	—

BALANCE, MARCH 31, 2015	—	$—	—	$—	12,443	$1,244,254	$667,595	$54,169	$721,764	$(2,319)	$1,963,699

(a) Dividends were paid at annualized rates of 0.375 percent and 1.251 percent on Class B-1 Stock and Class B-2 Stock, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$8,286	$23,088
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	23,336	25,508
Concessions on consolidated obligations	691	929
Premises, equipment and computer software costs	921	1,021
Non-cash interest on mandatorily redeemable capital stock	4	4
Credit component of other-than-temporary impairment losses on held-to-maturity securities	8	6
Gains on sales of held-to-maturity securities	(470)	(6,226)
Gains on sales of available-for-sale securities	(651)	(2,345)
Net increase in trading securities	(6,710)	(281)
Loss due to change in net fair value adjustment on derivative and hedging activities	27,088	18,885
Increase in accrued interest receivable	(16,638)	(9,718)
Decrease (increase) in other assets	1,954	(4,154)
Increase (decrease) in Affordable Housing Program (AHP) liability	(1,823)	903
Increase (decrease) in accrued interest payable	1,459	(454)
Decrease in other liabilities	(5,701)	(4,560)
Total adjustments	23,468	19,518
Net cash provided by operating activities	31,754	42,606

INVESTING ACTIVITIES
Net increase in interest-bearing deposits, including swap collateral pledged	(331,866)	(7,646)
Net increase in securities purchased under agreements to resell	(5,500,000)	(4,900,000)
Net decrease (increase) in federal funds sold	(1,066,000)	2,369,000
Net decrease in short-term trading securities held for investment	—	149,770
Purchases of available-for-sale securities	(3,017,229)	(225,671)
Proceeds from maturities of available-for-sale securities	1,421	228
Proceeds from sales of available-for-sale securities	874,461	540,269
Proceeds from sales of held-to-maturity securities	47,928	350,474
Proceeds from maturities of long-term held-to-maturity securities	126,540	194,892
Principal collected on advances	169,584,577	102,895,664
Advances made	(169,082,207)	(101,154,477)
Principal collected on mortgage loans held for portfolio	3,792	4,097
Purchases of mortgage loans held for portfolio	(2,598)	—
Purchases of premises, equipment and computer software	(744)	(1,745)
Net cash provided by (used in) investing activities	(8,361,925)	214,855

	For the Three Months Ended
	March 31,
	2016	2015
FINANCING ACTIVITIES
Net increase in deposits, including swap collateral held	79,834	153,368
Net receipts (payments) on derivative contracts with financing elements	1,577	(65,846)
Net proceeds from issuance of consolidated obligations
Discount notes	112,316,852	250,266,476
Bonds	3,836,000	7,091,408
Debt issuance costs	(765)	(674)
Payments for maturing and retiring consolidated obligations
Discount notes	(105,841,817)	(256,121,807)
Bonds	(2,902,330)	(3,005,730)
Proceeds from issuance of capital stock	237,368	204,327
Payments for redemption of mandatorily redeemable capital stock	(1)	(626)
Payments for repurchase/redemption of capital stock	(197,462)	(183,743)
Cash dividends paid	(66)	(41)
Net cash provided by (used in) financing activities	7,529,190	(1,662,888)

Net increase (decrease) in cash and cash equivalents	(800,981)	(1,405,427)
Cash and cash equivalents at beginning of the period	837,202	1,507,708
Cash and cash equivalents at end of the period	$36,221	$102,281

Supplemental Disclosures:
Interest paid	$33,808	$23,072
AHP payments, net	$2,745	$1,663
Stock dividends issued	$3,396	$1,058
Dividends paid through issuance of mandatorily redeemable capital stock	$5	$1
Net capital stock reclassified to mandatorily redeemable capital stock	$—	$126

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
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2015. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 22, 2016 (the “2015 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2015 10-K.
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

Note 2—Recently Issued Accounting Guidance
   Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the statement of condition as a direct deduction from that debt liability, consistent with the presentation of a debt discount. For public business entities, the guidance in ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for the Bank). The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of condition. Accordingly, $1,267,000 of unamortized debt issuance costs were reclassified as a reduction of consolidated obligation bonds in the accompanying statement of condition as of December 31, 2015. Previously, these unamortized debt issuance costs were included in other assets. The adoption of this guidance did not have any impact on the Bank's results of operations.
On August 18, 2015, the FASB issued ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-15 clarifies that, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance on January 1, 2016 did not have any impact on the Bank's results of operations or financial condition.
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

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. On March 10, 2016, the FASB issued ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" ("ASU 2016-05"), which clarifies the hedge accounting impact when there is a change in one of the counterparties to the derivative contract (i.e., a novation). ASU 2016-05 clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. For public business entities, the guidance in ASU 2016-05 is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Bank), and interim periods within those fiscal years. Early adoption is permitted. Entities have the option to adopt ASU 2016-05 on a prospective basis to new derivative contract novations or on a modified retrospective basis. The Bank elected to adopt this guidance on a prospective basis beginning January 1, 2016. The adoption of ASU 2016-05 has not had any impact on the Bank's results of operations or financial condition.
Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments" ("ASU 2016-06"), which clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call or put option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call or put option is related to interest rates or credit risks. For public business entities, the guidance in ASU 2016-06 is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Bank), and interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. The Bank has not yet determined the effect, if any, that the adoption of ASU 2016-06 will have on its results of operations or financial condition.

Note 3—Trading Securities
Trading securities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
U.S. Treasury Notes	$208,955	$202,199
Other	8,776	8,857
Total	$217,731	$211,056
Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of March 31, 2016 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. Treasury Notes	$300,828	$139	$—	$300,967
U.S. government-guaranteed obligations	514,838	125	2,670	512,293
GSE obligations	6,499,508	15,496	6,805	6,508,199
Other	374,520	341	354	374,507
	7,689,694	16,101	9,829	7,695,966
GSE commercial mortgage-backed securities	4,366,065	4,579	88,115	4,282,529
Total	$12,055,759	$20,680	$97,944	$11,978,495

Available-for-sale securities as of December 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$498,185	$1,315	$1,748	$497,752
GSE obligations	5,328,125	12,597	1,775	5,338,947
Other	372,532	10	1,002	371,540
	6,198,842	13,922	4,525	6,208,239
GSE commercial mortgage-backed securities	3,596,627	766	92,441	3,504,952
Total	$9,795,469	$14,688	$96,966	$9,713,191
Included in the table above are GSE debentures and GSE commercial mortgage-backed securities ("MBS") that were purchased but which had not yet settled as of December 31, 2015. The amount due of $164,889,000 is included in other liabilities on the statement of condition at that date.
Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments. The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of March 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	10	$461,386	$2,670	—	$—	$—	10	$461,386	$2,670
GSE obligations	48	1,411,416	6,805	—	—	—	48	1,411,416	6,805
Other	6	61,453	30	8	49,917	324	14	111,370	354
GSE commercial MBS	80	2,222,115	45,350	32	1,296,257	42,765	112	3,518,372	88,115
Total	144	$4,156,370	$54,855	40	$1,346,174	$43,089	184	$5,502,544	$97,944

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

At March 31, 2016, the gross unrealized losses on the Bank’s available-for-sale securities were $97,944,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of March 31, 2016, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by Standard and Poor’s (“S&P”). The Bank's holdings of PEFCO debentures are rated triple-A by Moody's and Fitch, and are not rated by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at March 31, 2016 would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at March 31, 2016 would not be settled at an amount less than the Bank's amortized cost bases in these investments. Further, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at March 31, 2016 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Finally, based upon PEFCO's creditworthiness, the U.S. government's guaranty of the payment of principal and interest on the collateral securing the PEFCO debentures, and the guaranty of the payment of interest on the debentures by an agency of the U.S. government, the Bank expects that its holdings of PEFCO debentures that were in an unrealized loss position at March 31, 2016 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2016.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2016 and December 31, 2015 are presented below (in thousands).

	March 31, 2016		December 31, 2015
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$209,120	$209,238	$133,117	$133,077
Due after one year through five years	4,202,636	4,212,606	3,637,966	3,643,909
Due after five years through ten years	3,012,416	3,010,369	2,313,112	2,316,854
Due after ten years	265,522	263,753	114,647	114,399
	7,689,694	7,695,966	6,198,842	6,208,239
GSE commercial MBS	4,366,065	4,282,529	3,596,627	3,504,952
Total	$12,055,759	$11,978,495	$9,795,469	$9,713,191
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Amortized cost of available-for-sale securities other than MBS
Fixed-rate	$7,313,866	$6,123,842
Variable-rate	375,828	75,000
	7,689,694	6,198,842
Amortized cost of fixed-rate multi-family MBS	4,366,065	3,596,627
Total	$12,055,759	$9,795,469
At March 31, 2016 and December 31, 2015, substantially all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.
Sales of Securities. During the three months ended March 31, 2016 and 2015, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $873,810,000 and $537,924,000, respectively. Proceeds from the sales totaled $874,461,000 and $540,269,000, respectively, resulting in realized gains of $651,000 and $2,345,000, respectively.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2016 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$19,444	$—	$19,444	$12	$139	$19,317
State housing agency obligations	110,000	—	110,000	29	—	110,029
	129,444	—	129,444	41	139	129,346
Mortgage-backed securities
U.S. government-guaranteed residential MBS	3,794	—	3,794	6	—	3,800
GSE residential MBS	2,743,700	—	2,743,700	16,751	5,861	2,754,590
Non-agency residential MBS	137,669	20,432	117,237	12,012	3,689	125,560
GSE commercial MBS	61,815	—	61,815	—	292	61,523
	2,946,978	20,432	2,926,546	28,769	9,842	2,945,473
Total	$3,076,422	$20,432	$3,055,990	$28,810	$9,981	$3,074,819

Held-to-maturity securities as of December 31, 2015 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$21,546	$—	$21,546	$15	$151	$21,410
State housing agency obligations	110,000	—	110,000	—	—	110,000
	131,546	—	131,546	15	151	131,410
Mortgage-backed securities
U.S. government-guaranteed residential MBS	4,040	—	4,040	11	—	4,051
GSE residential MBS	2,909,065	—	2,909,065	22,457	766	2,930,756
Non-agency residential MBS	142,920	21,376	121,544	16,118	2,963	134,699
GSE commercial MBS	61,816	—	61,816	—	449	61,367
	3,117,841	21,376	3,096,465	38,586	4,178	3,130,873
Total	$3,249,387	$21,376	$3,228,011	$38,601	$4,329	$3,262,283

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of March 31, 2016. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) ("AOCI") and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	3	$13,447	$139	—	$—	$—	3	$13,447	$139
Mortgage-backed securities
GSE residential MBS	50	1,127,364	5,435	1	43,321	426	51	1,170,685	5,861
Non-agency residential MBS	3	18,166	238	23	99,103	11,994	26	117,269	12,232
GSE commercial MBS	—	—	—	3	61,523	292	3	61,523	292
Total	56	$1,158,977	$5,812	27	$203,947	$12,712	83	$1,362,924	$18,524

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

At March 31, 2016, the gross unrealized losses on the Bank’s held-to-maturity securities were $18,524,000, of which $12,232,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS and $6,292,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs.
As of March 31, 2016, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at March 31, 2016 would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE MBS, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at March 31, 2016 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2016.
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

However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2016 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 27 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of March 31, 2016 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of March 31, 2016 assumed changes in home prices ranging from declines of 1 percent to increases of 8 percent over the 12-month period beginning January 1, 2016. For the vast majority of markets, the changes were projected to range from increases of 3 percent to 5 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it was not likely that it would fully recover the remaining amortized cost basis of one of its previously other-than-temporarily impaired non-agency RMBS and, accordingly, this security was deemed to be other-than-temporarily impaired as of March 31, 2016. The difference between the present value of the cash flows expected to be collected from this security and its amortized cost basis (i.e., the credit loss) totaled $8,000 at March 31, 2016. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its remaining amortized cost basis, only the amount related to the credit loss was recognized in earnings. None of the Bank's other non-agency RMBS were deemed to be other-than-temporarily impaired at March 31, 2016.

For the security for which an other-than-temporary impairment was determined to have occurred as of March 31, 2016, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings (dollars in thousands):

			Significant Inputs(2)
Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of March 31, 2016	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of March 31, 2016(3)
2005	Alt-A/Option ARM	$10,437	7.7%	18.5%	33.5%	31.8%
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

In addition to the security that was determined to be other-than-temporarily impaired at March 31, 2016, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013. The following table presents a rollforward for the three months ended March 31, 2016 and 2015 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended
	March 31,
	2016	2015
Balance of credit losses, beginning of period	$11,696	$12,512
Credit losses on securities for which an other-than-temporary impairment was previously recognized	8	6
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(281)	(217)
Balance of credit losses, end of period	11,423	12,301
Cumulative principal shortfalls on securities held at end of period	(1,668)	(1,381)
Cumulative amortization of the time value of credit losses at end of period	370	307
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$10,125	$11,227
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2016 and December 31, 2015 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2016			December 31, 2015
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$750	$750	$751	$—	$—	$—
Due after one year through five years	6,359	6,359	6,367	8,712	8,712	8,727
Due after five years through ten years	12,335	12,335	12,199	12,834	12,834	12,683
Due after ten years	110,000	110,000	110,029	110,000	110,000	110,000
	129,444	129,444	129,346	131,546	131,546	131,410
Mortgage-backed securities	2,946,978	2,926,546	2,945,473	3,117,841	3,096,465	3,130,873
Total	$3,076,422	$3,055,990	$3,074,819	$3,249,387	$3,228,011	$3,262,283

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $11,873,000 and $13,139,000 at March 31, 2016 and December 31, 2015, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Amortized cost of variable-rate held-to-maturity securities other than MBS	$129,444	$131,546
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	170	228
Collateralized mortgage obligations
Fixed-rate	420	453
Variable-rate	2,884,573	3,055,344
Variable-rate multi-family MBS	61,815	61,816
	2,946,978	3,117,841
Total	$3,076,422	$3,249,387

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2015 or the three months ended March 31, 2016.
Sales of Securities. During the three months ended March 31, 2016, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $47,458,000. Proceeds from the sales totaled $47,928,000, resulting in realized gains of $470,000. During the three months ended March 31, 2015, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $344,248,000. Proceeds from these sales totaled $350,474,000, resulting in realized gains of $6,226,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At March 31, 2016 and December 31, 2015, the Bank had advances outstanding at interest rates ranging from 0.29 percent to 8.27 percent and from 0.21 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	March 31, 2016		December 31, 2015
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,806,541	0.55%	$12,431,831	0.44%
Due after one year through two years	5,770,846	0.87	5,886,049	0.77
Due after two years through three years	1,370,403	2.03	1,375,560	2.11
Due after three years through four years	671,309	1.83	613,243	2.01
Due after four years through five years	1,373,811	1.47	1,129,859	1.53
Due after five years	1,652,177	1.42	1,732,577	1.44
Amortizing advances	1,502,178	3.05	1,480,532	3.15
Total par value	24,147,265	1.01%	24,649,651	0.93%

Premiums	37		22
Deferred net prepayment fees	(15,243)		(16,113)
Commitment fees	(129)		(131)
Hedging adjustments	163,023		113,373
Total	$24,294,953		$24,746,802

Amortizing advances require repayment according to predetermined amortization schedules.

The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2016 and December 31, 2015, the Bank had aggregate prepayable and callable advances totaling $6,147,029,000 and $5,895,751,000, respectively.
The following table summarizes advances outstanding at March 31, 2016 and December 31, 2015, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2016	December 31, 2015
Due in one year or less	$17,313,584	$18,135,949
Due after one year through two years	2,073,849	1,727,927
Due after two years through three years	1,366,403	1,375,559
Due after three years through four years	609,309	605,243
Due after four years through five years	679,761	613,459
Due after five years	602,181	710,982
Amortizing advances	1,502,178	1,480,532
Total par value	$24,147,265	$24,649,651

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2016 and December 31, 2015, the Bank had putable advances outstanding totaling $1,077,071,000 and $1,097,071,000, respectively.

The following table summarizes advances outstanding at March 31, 2016 and December 31, 2015, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2016	December 31, 2015
Due in one year or less	$12,878,611	$13,523,902
Due after one year through two years	5,204,776	5,489,429
Due after two years through three years	869,403	715,109
Due after three years through four years	666,309	578,243
Due after four years through five years	1,373,811	1,129,859
Due after five years	1,652,177	1,732,577
Amortizing advances	1,502,178	1,480,532
Total par value	$24,147,265	$24,649,651

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Fixed-rate
Due in one year or less	$11,213,520	$12,236,879
Due after one year	6,622,614	6,463,464
Total fixed-rate	17,836,134	18,700,343
Variable-rate
Due in one year or less	607,300	208,590
Due after one year	5,703,831	5,740,718
Total variable-rate	6,311,131	5,949,308
Total par value	$24,147,265	$24,649,651

At March 31, 2016 and December 31, 2015, 28 percent and 26 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended March 31, 2016, gross advance prepayment fees received from members/borrowers were $1,344,000, none of which were deferred. During the three months ended March 31, 2015, gross advance prepayment fees received from members/borrowers were $8,674,000, of which $3,831,000 were deferred.

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
During the three months ended March 31, 2016 and 2015, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2016 or December 31, 2015.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At March 31, 2016 and December 31, 2015, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2016 and December 31, 2015, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.

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
Mortgage Loans — Conventional Mortgage Loans. The Bank’s conventional mortgage loans were acquired through the Mortgage Partnership Finance® (“MPF”®) program, as more fully described in the Bank’s 2015 10-K. The allowance for losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF program. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for loan losses.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment by payment status for mortgage loans at March 31, 2016 and December 31, 2015 (dollars in thousands).

	March 31, 2016			December 31, 2015
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$1,127	$1,087	$2,214	$920	$1,180	$2,100
60-89 days delinquent	232	180	412	348	337	685
90 days or more delinquent	250	161	411	387	202	589
Total past due	1,609	1,428	3,037	1,655	1,719	3,374
Total current loans	24,712	26,596	51,308	23,844	28,340	52,184
Total mortgage loans	$26,321	$28,024	$54,345	$25,499	$30,059	$55,558

Other delinquency statistics:
In process of foreclosure (1)	$277	$19	$296	$329	$77	$406
Serious delinquency rate (2)	1.3%	0.6%	0.9%	1.5%	0.7%	1.1%
Past due 90 days or more and still accruing interest (3)	$—	$161	$161	$—	$202	$202
Nonaccrual loans	$250	$—	$250	$387	$—	$387
Troubled debt restructurings	$114	$—	$114	$118	$—	$118
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At March 31, 2016 and December 31, 2015, the Bank’s other assets included $92,000 and $49,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At March 31, 2016 and December 31, 2015, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, the underwriting standards in place at the time the loans were acquired, and current economic conditions, the Bank determined that an allowance for loan losses of $141,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at March 31, 2016. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$141	$143
Chargeoffs	—	—
Balance, end of period	$141	$143

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of March 31, 2016 and December 31, 2015 (in thousands).

	March 31, 2016	December 31, 2015
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$141	$141

Recorded investment
Individually evaluated for impairment	$270	$407
Collectively evaluated for impairment	26,051	25,092
	$26,321	$25,499

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $897 billion and $905 billion at March 31, 2016 and December 31, 2015, respectively. The Bank was the primary obligor on $46.0 billion and $38.6 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2016 and December 31, 2015 (in thousands, at par value).

	March 31, 2016	December 31, 2015
Fixed-rate	$12,279,705	$11,759,035
Variable-rate	4,350,000	3,625,000
Step-up	2,198,000	2,510,000
Step-down	150,000	150,000
Total par value	$18,977,705	$18,044,035

At March 31, 2016 and December 31, 2015, 92 percent and 90 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2016 and December 31, 2015, by contractual maturity (dollars in thousands):

	March 31, 2016		December 31, 2015
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$9,003,550	0.71%	$5,811,410	0.75%
Due after one year through two years	3,720,410	0.77	5,383,590	0.77
Due after two years through three years	2,999,355	1.60	3,313,585	1.54
Due after three years through four years	791,120	1.41	585,180	1.41
Due after four years through five years	1,095,000	1.52	1,275,000	1.56
Due after five years	1,368,270	2.06	1,675,270	2.00
Total par value	18,977,705	1.04%	18,044,035	1.09%

Premiums	7,051		11,612
Discounts	(2,334)		(2,708)
Debt issuance costs	(1,341)		(1,267)
Hedging adjustments	25,745		(26,980)
Total	$19,006,826		$18,024,692

At March 31, 2016 and December 31, 2015, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2016	December 31, 2015
Non-callable bonds	$14,163,435	$12,868,765
Callable bonds	4,814,270	5,175,270
Total par value	$18,977,705	$18,044,035

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2016 and December 31, 2015, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2016	December 31, 2015
Due in one year or less	$13,710,820	$10,774,680
Due after one year through two years	3,275,410	4,888,590
Due after two years through three years	1,721,355	2,005,585
Due after three years through four years	190,120	245,180
Due after four years through five years	80,000	130,000
Total par value	$18,977,705	$18,044,035

     Discount Notes. At March 31, 2016 and December 31, 2015, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2016	$27,023,718	$27,038,783	0.36%

December 31, 2015	$20,541,329	$20,544,821	0.18%

Note 9—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$22,710	$25,998
AHP assessment	922	2,566
Grants funded, net of recaptured amounts	(2,745)	(1,663)
Balance, end of period	$20,887	$26,901

Note 10—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of March 31, 2016 or December 31, 2015.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of March 31, 2016 and December 31, 2015 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
March 31, 2016

Assets

Derivatives
Bilateral derivatives	$33,350	$(15,770)	$17,580	$(17,218)	(2)	$362
Cleared derivatives	32,149	(31,951)	198	—		198
Total derivatives	65,499	(47,721)	17,778	(17,218)		560
Securities purchased under agreements to resell	6,500,000	—	6,500,000	(6,500,000)		—

Total assets	$6,565,499	$(47,721)	$6,517,778	$(6,517,218)		$560

Liabilities

Derivatives
Bilateral derivatives	$316,814	$(308,493)	$8,321	$—		$8,321
Cleared derivatives	590,401	(590,401)	—	—	(3)	—

Total liabilities	$907,215	$(898,894)	$8,321	$—		$8,321

December 31, 2015

Assets

Derivatives
Bilateral derivatives	$25,809	$(8,110)	$17,699	$(13,214)	(2)	$4,485
Cleared derivatives	25,962	(20,581)	5,381	—		5,381
Total derivatives	51,771	(28,691)	23,080	(13,214)		9,866
Securities purchased under agreements to resell	1,000,000	—	1,000,000	(1,000,000)		—

Total assets	$1,051,771	$(28,691)	$1,023,080	$(1,013,214)		$9,866

Liabilities

Derivatives
Bilateral derivatives	$300,494	$(293,530)	$6,964	$—		$6,964
Cleared derivatives	257,480	(257,480)	—	—	(3)	—

Total liabilities	$557,974	$(551,010)	$6,964	$—		$6,964
_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
The Bank had pledged securities with an aggregate fair value of $405,602,000 and $300,184,000 at March 31, 2016 and December 31, 2015, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 11—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of March 31, 2016, it was not a party to any forward rate agreements.
The Bank uses interest rate exchange agreements in three ways: (1) by designating the agreement as a fair value hedge of a specific financial instrument or firm commitment; (2) by designating the agreement as a cash flow hedge of a forecasted transaction; or (3) by designating the agreement as a hedge of some other defined risk (referred to as an “economic hedge”). For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances or investments to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank also uses interest rate exchange agreements to, among other things, manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to hedge the variable cash flows associated with forecasted transactions, to offset interest rate exchange agreements entered into with members (the Bank serves as an intermediary in these transactions), and to reduce funding costs.
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
Other — From time to time, the Bank may enter into derivatives to hedge risks to its earnings that are not directly linked to specific assets, liabilities or forecasted transactions. These derivatives are treated as economic hedges.
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
Cash flows associated with all derivatives are reported as cash flows from operating activities in the statements of cash flows, unless the derivative contains an other-than-insignificant financing element, in which case its cash flows are reported as cash flows from financing activities.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at March 31, 2016 and December 31, 2015 (in thousands).

	March 31, 2016			December 31, 2015
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,060,673	$469	$171,105	$4,800,307	$3,176	$126,161
Available-for-sale securities	11,038,559	1,404	710,133	9,375,109	11,109	401,543
Consolidated obligation bonds	13,421,505	44,729	1,643	12,988,035	21,319	16,273
Consolidated obligation discount notes	300,000	312	6,174	100,000	—	1,508
Interest rate swaptions related to advances	3,000	9	1	4,000	17	—
Total derivatives designated as hedging instruments under ASC 815	29,823,737	46,923	889,056	27,267,451	35,621	545,485
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	1,500	—	4	1,500	2	—
Available-for-sale securities	2,624	—	152	2,625	21	40
Trading securities	100,000	—	1,099	100,000	1,270	—
Consolidated obligation discount notes	2,319,358	144	240	—	—	—
Intermediary transactions	321,416	17,218	16,039	1,925,960	13,480	11,810
Other	200,000	498	240	—	—	—
Interest rate caps
Held-to-maturity securities	1,650,000	331	—	1,650,000	738	—
Intermediary transactions	80,000	385	385	80,000	639	639
Total derivatives not designated as hedging instruments under ASC 815	4,674,898	18,576	18,159	3,760,085	16,150	12,489
Total derivatives before collateral and netting adjustments	$34,498,635	65,499	907,215	$31,027,536	51,771	557,974

Cash collateral and related accrued interest		(4,563)	(855,736)		(1,617)	(523,936)
Netting adjustments		(43,158)	(43,158)		(27,074)	(27,074)
Total collateral and netting adjustments(1)		(47,721)	(898,894)		(28,691)	(551,010)
Net derivative balances reported in statements of condition		$17,778	$8,321		$23,080	$6,964
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2016 and 2015 (in thousands).

	Gain (Loss) Recognized in Earnings for the
	Three Months Ended March 31,
	2016	2015
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(13,308)	$2,231
Interest rate swaptions	(8)	—
Total net gain (loss) related to fair value hedge ineffectiveness	(13,316)	2,231
Derivatives not designated as hedging instruments under ASC 815
Net interest income on interest rate swaps	168	32
Interest rate swaps
Advances	(2)	(5)
Available-for-sale securities	(136)	(46)
Trading securities	(2,054)	—
Consolidated obligation bonds	(1,905)	1,586
Consolidated obligation discount notes	691	40
Intermediary transactions	(24)	364
Other	46	—
Interest rate caps
Held-to-maturity securities	(407)	35
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(3,623)	2,006
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(16,939)	$4,237
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2016 and 2015 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)

Three Months Ended March 31, 2016
Advances	$(51,167)	$51,092	$(75)	$(17,849)
Available-for-sale securities	(314,599)	303,960	(10,639)	(38,138)
Consolidated obligation bonds	49,744	(52,346)	(2,602)	17,753
Total	$(316,022)	$302,706	$(13,316)	$(38,234)

Three Months Ended March 31, 2015
Advances	$(19,335)	$19,758	$423	$(24,098)
Available-for-sale securities	(49,538)	51,272	1,734	(25,537)
Consolidated obligation bonds	34,063	(33,989)	74	28,953
Total	$(34,810)	$37,041	$2,231	$(20,682)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

The following table presents, by type of hedged item in ASC 815 cash flow hedging relationships, the gains (losses) on derivatives recognized in other comprehensive income and the gains (losses) reclassified from AOCI into earnings for the three months ended March 31, 2016 (in thousands). The Bank did not have any derivatives designated in cash flow hedging relationships during the three months ended March 31, 2015.

Derivatives in Cash Flow Hedging Relationships	Amount of Losses Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Losses Reclassified from AOCI into Interest Expense (Effective Portion) (1)	Amount of Gains (Losses) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities (Ineffective Portion)
Interest rate swaps related to anticipated issuances of consolidated obligation discount notes	$5,359	$639	$—
_____________________________

(1)	Represents net interest expense associated with the derivative.

For the three months ended March 31, 2016, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At March 31, 2016, $3,286,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At March 31, 2016, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.
Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of March 31, 2016, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $11.8 billion and $0.2 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through third-party central clearinghouses (as of March 31, 2016, the notional balance of cleared transactions outstanding totaled $22.5 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
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

Note 12—Capital
At all times during the three months ended March 31, 2016, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$587,188	$2,359,392	$493,617	$2,311,264
Total capital	$1,980,128	$2,359,392	$1,683,332	$2,311,264
Total capital-to-assets ratio	4.00%	4.77%	4.00%	5.49%
Leverage capital	$2,475,160	$3,539,088	$2,104,165	$3,466,896
Leverage capital-to-assets ratio	5.00%	7.15%	5.00%	8.24%

Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2015, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.1 percent of outstanding advances, except as described below.
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
The Bank generally repurchases surplus stock quarterly. For the repurchase that occurred during the three months ended March 31, 2016, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on February 25, 2016, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On February 25, 2016, the Bank repurchased surplus stock totaling $103,707,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

Note 13—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Service cost	$6	$5
Interest cost	7	12
Amortization of prior service cost	5	2
Amortization of net actuarial gain	(24)	(21)
Net periodic benefit credit	$(6)	$(2)

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

Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the three months ended March 31, 2016 and 2015, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2016 and December 31, 2015. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
     Trading, available-for-sale and held-to-maturity securities. To value its holdings of U.S. Treasury Notes classified as trading securities, all of its available-for-sale securities, and its held-to-maturity MBS holdings and state housing agency debentures, the Bank obtains prices from three designated third-party pricing vendors when available.
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
As of March 31, 2016, three vendor prices were received for substantially all of the Bank’s trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Mortgage loans held for portfolio. The Bank estimates the fair values of mortgage loans held for portfolio based upon the prices for to-be-announced ("TBA") securities, which represent quoted market prices for forward-settling agency MBS. The prices are adjusted for differences in coupon, cost to carry, vintage, remittance type and product type between the Bank's mortgage loans and the referenced TBA MBS. The prices of the referenced TBA MBS and the Bank's mortgage loans are highly dependent upon current mortgage rates and the market's expectations of future mortgage rates and prepayments.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at March 31, 2016 or December 31, 2015.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2016 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$36,221	$36,221	$36,221	$—		$—		$—
Interest-bearing deposits	361	361	—	361		—		—
Securities purchased under agreements to resell	6,500,000	6,500,000	—	6,500,000		—		—
Federal funds sold	3,237,000	3,237,000	—	3,237,000		—		—
Trading securities (1)	217,731	217,731	8,776	208,955		—		—
Available-for-sale securities (1)	11,978,495	11,978,495	—	11,978,495		—		—
Held-to-maturity securities	3,055,990	3,074,819	—	2,949,259	(2)	125,560	(3)	—
Advances	24,294,953	24,366,365	—	24,366,365		—		—
Mortgage loans held for portfolio, net	53,910	59,324	—	59,324		—		—
Accrued interest receivable	86,280	86,280	—	86,280		—		—
Derivative assets (1)	17,778	17,778	—	65,499		—		(47,721)

Liabilities:
Deposits	1,122,848	1,122,848	—	1,122,848		—		—
Consolidated obligations
Discount notes	27,023,718	27,024,501	—	27,024,501		—		—
Bonds	19,006,826	19,018,536	—	19,018,536		—		—
Mandatorily redeemable capital stock	8,936	8,936	8,936	—		—		—
Accrued interest payable	40,430	40,430	—	40,430		—		—
Derivative liabilities (1)	8,321	8,321	—	907,215		—		(898,894)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of March 31, 2016.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$837,202	$837,202	$837,202	$—		$—		$—
Interest-bearing deposits	260	260	—	260		—		—
Security purchased under agreement to resell	1,000,000	1,000,000	—	1,000,000		—		—
Federal funds sold	2,171,000	2,171,000	—	2,171,000		—		—
Trading securities (1)	211,056	211,056	8,857	202,199		—		—
Available-for-sale securities (1)	9,713,191	9,713,191	—	9,713,191		—		—
Held-to-maturity securities	3,228,011	3,262,283	—	3,127,584	(2)	134,699	(3)	—
Advances	24,746,802	24,795,949	—	24,795,949		—		—
Mortgage loans held for portfolio, net	55,117	60,756	—	60,756		—		—
Accrued interest receivable	69,676	69,676	—	69,676		—		—
Derivative assets (1)	23,080	23,080	—	51,771		—		(28,691)

Liabilities:
Deposits	1,045,958	1,045,956	—	1,045,956		—		—
Consolidated obligations
Discount notes	20,541,329	20,539,576	—	20,539,576		—		—
Bonds	18,024,692	17,994,494	—	17,994,494		—		—
Mandatorily redeemable capital stock	8,929	8,929	8,929	—		—		—
Accrued interest payable	38,972	38,972	—	38,972		—		—
Derivative liabilities (1)	6,964	6,964	—	557,974		—		(551,010)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2015.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

(4)
Amounts represent the impact of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

During the three months ended March 31, 2016, the Bank recorded total other-than-temporary impairment losses on one of its non-agency RMBS classified as held-to-maturity (see Note 5). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurement for this impaired security was classified as a Level 3 measurement in the fair value hierarchy. Three third-party vendor prices were received for this security and the average of the three prices was used to determine the final fair value measurement.

Note 15—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At March 31, 2016, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $851 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At March 31, 2016 and December 31, 2015, the Bank had commitments to make additional advances totaling approximately $54,996,000 and $36,892,000, respectively. In addition, outstanding standby letters of credit totaled $8,512,604,000 and $7,180,763,000 at March 31, 2016 and December 31, 2015, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 7).
At March 31, 2016 and December 31, 2015, the Bank had commitments to issue $60,000,000 and $90,000,000, respectively, of consolidated obligation bonds, all of which were hedged with interest rate swaps. At March 31, 2016 and December 31, 2015, the Bank had commitments to issue $1,000,000,000 and $750,000,000, respectively, of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of March 31, 2016 and December 31, 2015, the Bank had pledged cash collateral of $855,636,000 and $523,871,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of March 31, 2016 and December 31, 2015, the Bank had pledged securities with carrying values (and fair values) of $405,602,000 and $300,184,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Note 17 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the three months ended March 31, 2016. During the three months ended March 31, 2015, interest income from loans to other FHLBanks totaled $1,993. The following table summarizes the Bank’s loans to other FHLBanks during the three months ended March 31, 2015 (in thousands).

Three Months Ended
March 31, 2015
Balance at January 1,	$—
Loans made to FHLBank of San Francisco	500,000
Collections from FHLBank of San Francisco	(500,000)
Balance at March 31,	$—
During the three months ended March 31, 2016 and 2015, interest expense on borrowings from other FHLBanks totaled $1,021 and $271, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	—	85,000
FHLBank of Topeka	105,000	—
Repayments to:
FHLBank of San Francisco	—	(85,000)
FHLBank of Topeka	(105,000)	—
Balance at March 31,	$—	$—

Note 18 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three months ended March 31, 2016 and 2015 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Losses on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended March 31, 2016
Balance at January 1, 2016	$(82,278)	$(847)	$(21,376)	$1,478	$(103,023)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(651)	—	—	—	(651)
Losses on cash flow hedges included in interest expense	—	639	—	—	639
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	5,665	—	—	—	5,665
Unrealized losses on cash flow hedges	—	(5,359)	—	—	(5,359)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(302)	—	(302)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,246	—	1,246
Total other comprehensive income (loss)	5,014	(4,720)	944	(19)	1,219
Balance at March 31, 2016	$(77,264)	$(5,567)	$(20,432)	$1,459	$(101,804)

Three Months Ended March 31, 2015
Balance at January 1, 2015	$22,412	$—	$(27,349)	$1,336	$(3,601)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(2,345)	—	—	—	(2,345)
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	2,005	—	—	—	2,005
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(33)	—	(33)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,674	—	1,674
Total other comprehensive income (loss)	(340)	—	1,641	(19)	1,282
Balance at March 31, 2015	$22,072	$—	$(25,708)	$1,317	$(2,319)

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
Forward-Looking Information
This quarterly report contains forward-looking statements that reflect current beliefs and expectations of the Federal Home Loan Bank of Dallas (the “Bank”) about its future results, performance, liquidity, financial condition, prospects and opportunities. These statements are identified by the use of forward-looking terminology, such as “anticipates,” “plans,” “believes,” “could,” “estimates,” “may,” “should,” “would,” “will,” “might,” “expects,” “intends” or their negatives or other similar terms. The Bank cautions that forward-looking statements involve risks or uncertainties that could cause the Bank’s actual results to differ materially from those expressed or implied in these forward-looking statements, or could affect the extent to which a particular objective, projection, estimate or prediction is realized. As a result, undue reliance should not be placed on these statements.
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2016 (the “2015 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
Business
The Bank is one of 11 district Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks” and, together with the Federal Home Loan Banks Office of Finance ("Office of Finance"), a joint office of the FHLBanks, the “FHLBank System”) that were created by the Federal Home Loan Bank Act of 1932. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages, community lending and targeted community development. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Federal Housing Finance Agency (“Finance Agency”), an independent agency in the executive branch of the U.S. government, is responsible for supervising and regulating the FHLBanks and the Office of Finance. The Finance Agency’s stated mission is to ensure that the housing GSEs, including the FHLBanks, operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. Consistent with this mission, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks.
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies, credit unions, and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small portfolio of government-guaranteed/insured and conventional mortgage loans, substantially all of which were acquired during the period from 1998 to mid-2003 through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. During the first quarter of 2016, the Bank resumed acquiring conventional mortgage loans through the MPF Program; during the period, $2.6 million of mortgage loans were acquired. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of March 31, 2016, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
Shareholders, bondholders and prospective shareholders and bondholders should understand that these credit ratings are not a recommendation to buy, hold or sell securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps, swaptions and caps. The Bank’s interest rate exchange agreements are accounted for in accordance with the provisions of Topic 815 of the Financial Accounting Standards Board Accounting Standards Codification entitled “Derivatives and Hedging.”
The Bank’s profitability objective is to generate sufficient earnings to allow the Bank to continue to increase its retained earnings and pay dividends on capital stock at rates that meet the Bank's dividend targets. The Bank's target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter, with the expectation that dividend rates on Class B-1 Stock will not be lower than an annualized rate of 0.375 percent (the rate paid on previously outstanding Class B shares during the period from 2010 through 2015). The target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average one-month LIBOR rate for the preceding quarter plus 0.5 - 1.0 percent. While the Bank has had a long-standing practice of paying quarterly dividends, future dividend payments cannot be assured.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2016 and December 31, 2015.

MEMBERSHIP SUMMARY
	March 31, 2016	December 31, 2015
Commercial banks	625	631
Thrifts	62	59
Credit unions	104	104
Insurance companies	36	36
Community Development Financial Institutions	5	5
Total members	832	835
Housing associates	8	8
Non-member borrowers	10	11
Total	850	854
Community Financial Institutions (“CFIs”) (1)	631	636
_____________________________

(1)
The figures shown reflect the number of members that were Community Financial Institutions as of March 31, 2016 and December 31, 2015 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2016, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2015, 2014 and 2013 of less than $1.128 billion. For 2015, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2014, 2013 and 2012 of less than $1.123 billion.
Financial Market Conditions
Economic growth in the United States expanded moderately during the first quarter of 2016. The gross domestic product increased at an annual rate of 0.5 percent during the first quarter of 2016, after increasing at an annual rate of 2.4 percent during 2015. The nationwide unemployment rate was 5.0 percent at both December 31, 2015 and March 31, 2016. Housing prices continued to improve in most major metropolitan areas.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0.25 percent and 0.50 percent throughout the first three months of 2016. At its April 2016 meeting, the FOMC stated that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run.
One-month and three-month LIBOR increased slightly during the first three months of 2016, with one-month and three-month LIBOR ending the first quarter at 0.44 percent and 0.63 percent, respectively, as compared to 0.43 percent and 0.61 percent, respectively, at the end of 2015.

The following table presents information on various market interest rates at March 31, 2016 and December 31, 2015 and various average market interest rates for the three-month periods ended March 31, 2016 and 2015.

	Ending Rate		Average Rate
	March 31, 2016	December 31, 2015	First Quarter 2016	First Quarter 2015
Federal Funds Target (1)	0.50%	0.50%	0.50%	0.25%
Average Effective Federal Funds Rate (2)	0.25%	0.20%	0.36%	0.11%
1-month LIBOR (1)	0.44%	0.43%	0.43%	0.17%
3-month LIBOR (1)	0.63%	0.61%	0.62%	0.26%
2-year LIBOR (1)	0.84%	1.18%	0.90%	0.84%
5-year LIBOR (1)	1.17%	1.74%	1.30%	1.61%
10-year LIBOR (1)	1.64%	2.19%	1.77%	2.08%
3-month U.S. Treasury (1)	0.21%	0.16%	0.29%	0.02%
2-year U.S. Treasury (1)	0.73%	1.06%	0.84%	0.60%
5-year U.S. Treasury (1)	1.21%	1.76%	1.37%	1.46%
10-year U.S. Treasury (1)	1.78%	2.27%	1.91%	1.97%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2016 Summary

•
The Bank ended the first quarter of 2016 with total assets of $49.5 billion compared with $42.1 billion at the end of 2015. The $7.4 billion increase in total assets during the three-month period was attributable primarily to a $5.8 billion increase in the Bank's short-term liquidity portfolio and a $2.1 billion increase in the Bank's long-term investments, offset by a $0.4 billion decrease in the Bank's advances.

•	Total advances decreased from $24.7 billion at December 31, 2015 to $24.3 billion at March 31, 2016.

•
The Bank’s net income for the three months ended March 31, 2016 was $8.3 million as compared to $23.1 million during the corresponding period in 2015. The decrease of $14.8 million for the three months ended March 31, 2016 compared to the corresponding period in 2015 was due primarily to a $21.2 million unfavorable change in gains and losses on derivatives and hedging activities (most of which are expected to be transitory in nature), a $7.5 million decrease in realized gains on the sales of long-term investment securities and a $1.3 million increase in other expenses, offset by a $6.6 million increase in gains on trading securities, a $6.7 million increase in net interest income and a $1.6 million decrease in the Bank's Affordable Housing Program assessment. For additional discussion, see the section entitled "Results of Operations" beginning on page 57 of this report.

•
At all times during the first three months of 2016, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $767.0 million (1.55 percent of total assets) at March 31, 2016 from $762.2 million (1.81 percent of total assets) at December 31, 2015.

•
During the first three months of 2016, the Bank paid dividends totaling $3.5 million. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.375 percent (as average one-month LIBOR for the fourth quarter of 2015 was 0.251 percent) and 1.251 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2015 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

		2015
	First Quarter 2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$24,294,953	$24,746,802	$22,769,525	$21,647,725	$17,215,265
Investments (1)	24,989,577	16,323,518	18,773,335	20,339,701	19,407,543
Mortgage loans	54,051	55,258	59,234	63,236	67,493
Allowance for credit losses on mortgage loans	141	141	141	141	143
Total assets	49,503,208	42,082,027	42,990,088	42,551,785	36,916,558
Consolidated obligations — discount notes	27,023,718	20,541,329	20,253,360	18,633,731	13,275,909
Consolidated obligations — bonds	19,006,826	18,024,692	19,130,108	20,618,393	20,195,376
Total consolidated obligations(2)	46,030,544	38,566,021	39,383,468	39,252,124	33,471,285
Mandatorily redeemable capital stock(3)	8,936	8,929	4,358	4,415	4,563
Capital stock — putable	1,583,434	1,540,132	1,464,306	1,402,286	1,244,254
Unrestricted retained earnings	702,374	699,213	688,811	685,571	667,595
Restricted retained earnings	64,648	62,990	60,054	58,944	54,169
Total retained earnings	767,022	762,203	748,865	744,515	721,764
Accumulated other comprehensive income (loss)	(101,804)	(103,023)	(69,031)	2,279	(2,319)
Total capital	2,248,652	2,199,312	2,144,140	2,149,080	1,963,699
Dividends paid(3)	3,467	1,343	1,200	1,123	1,100
Income statement (for the quarter)
Net interest income	$35,734	$32,759	$28,349	$31,397	$29,084
Other income (loss)	(7,096)	4,411	(3,310)	13,973	14,700
Other expense	19,430	20,857	18,872	18,843	18,130
AHP assessment	922	1,632	617	2,653	2,566
Net income	8,286	14,681	5,550	23,874	23,088
Performance ratios
Net interest margin(4)	0.31%	0.31%	0.27%	0.28%	0.29%
Return on average assets	0.07	0.14	0.05	0.22	0.23
Return on average equity	1.51	2.72	1.02	4.75	4.88
Return on average capital stock (5)	2.10	3.95	1.55	7.45	7.71
Total average equity to average assets	4.83	5.16	5.02	4.61	4.74
Regulatory capital ratio(6)	4.77	5.49	5.16	5.06	5.34
Dividend payout ratio (3)(7)	41.84	9.15	21.62	4.70	4.76
Average effective federal funds rate(8)	0.36%	0.16%	0.14%	0.13%	0.11%

_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $897 billion, $905 billion, $857 billion, $853 billion and $812 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $46 billion, $39 billion, $39 billion, $39 billion and $33 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $4 thousand, $4 thousand, $4 thousand, $5 thousand and $4 thousand for the quarters ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

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

Regulatory Developments

On April 26, 2016, the Finance Agency, jointly with five other federal regulators, published a proposed rule in response to Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), which requires implementation of regulations or guidelines to: (1) prohibit incentive-based payment arrangements that encourage inappropriate risks by certain financial institutions and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.
The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). Under the proposed rule, the Bank would fall into the middle category (Level 2). The proposed rule would supplement existing Finance Agency executive compensation rules.
The proposed rule would prohibit the Bank from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by “senior executive officers” and “significant risk-takers” (each as defined in the proposed rule, and together, “covered persons”) that could lead to a material financial loss at the Bank.
If adopted in its current form, the proposed rule would, among other things, impose requirements relating to the Bank’s incentive-based compensation arrangements for covered persons, including the following:

•	mandatory deferrals of 50 percent and 40 percent of annual incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunities.

Comments on the proposed rule are due by July 22, 2016.

Financial Condition
The following table provides selected period-end balances as of March 31, 2016 and December 31, 2015, as well as selected average balances for the three-month period ended March 31, 2016 and the year ended December 31, 2015. As shown in the table, the Bank’s total assets increased by 17.6 percent between December 31, 2015 and March 31, 2016, due primarily to a $5.8 billion increase in the Bank's short-term liquidity portfolio and a $2.1 billion increase in the Bank's long-term investments, offset by a $0.4 billion decrease in the Bank's advances. As the Bank’s assets increased, the funding for those assets also increased. During the three months ended March 31, 2016, total consolidated obligations increased by $7.5 billion as consolidated obligation bonds and consolidated obligation discount notes increased by $1.0 billion and $6.5 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2016
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2015
Advances	$24,295	$(452)	(1.8)%	$24,747
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	—	(800)	(100.0)%	800
Securities purchased under agreements to resell	6,500	5,500	550.0%	1,000
Federal funds sold	3,237	1,066	49.1%	2,171
Long-term investments
Trading securities	209	7	3.5%	202
Available-for-sale securities	11,978	2,265	23.3%	9,713
Held-to-maturity securities	3,056	(172)	(5.3)%	3,228
Mortgage loans, net	54	(1)	(1.8)%	55
Total assets	49,503	7,421	17.6%	42,082
Consolidated obligations — bonds	19,007	982	5.4%	18,025
Consolidated obligations — discount notes	27,024	6,483	31.6%	20,541
Total consolidated obligations	46,031	7,465	19.4%	38,566
Mandatorily redeemable capital stock	9	—	—%	9
Capital stock	1,583	43	2.8%	1,540
Retained earnings	767	5	0.7%	762
Average total assets	45,756	3,570	8.5%	42,186
Average capital stock	1,589	239	17.7%	1,350
Average mandatorily redeemable capital stock	9	5	125.0%	4
_____________________________

(1)	Represents excess cash held by the Bank. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's advances balances (at par value) decreased by $0.5 billion (2.0 percent) during the first three months of 2016. The following table presents advances outstanding, by type of institution, as of March 31, 2016 and December 31, 2015.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial banks	$16,962	70%	$17,726	72%
Thrifts	2,594	11	2,590	11
Credit unions	2,569	11	2,763	11
Insurance companies	1,995	8	1,546	6
Community Development Financial Institutions	13	—	11	—
Total member advances	24,133	100	24,636	100
Housing associates	2	—	2	—
Non-member borrowers	12	—	12	—
Total par value of advances	$24,147	100%	$24,650	100%
Total par value of advances outstanding to CFIs (1)	$6,285	26%	$6,559	27%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of March 31, 2016 and December 31, 2015 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2016, advances outstanding to the Bank’s five largest borrowers totaled $5.8 billion, representing 24.2 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2015 totaled $6.5 billion, representing 26.2 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2016.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2016
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Texas Capital Bank, N.A.	$1,600	6.6%
Centennial Bank	1,325	5.5
LegacyTexas Bank	1,202	5.0
Life Insurance Company of the Southwest	868	3.6
Trustmark National Bank	850	3.5
	$5,845	24.2%

The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2016 and December 31, 2015.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2016		December 31, 2015
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$16,334	67.7%	$17,220	69.9%
Adjustable/variable-rate indexed	6,311	26.1	5,949	24.1
Amortizing	1,502	6.2	1,481	6.0
Total par value	$24,147	100.0%	$24,650	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2015 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in the 2015 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Holdings
At March 31, 2016, the Bank’s short-term liquidity holdings were comprised of $6.5 billion of overnight reverse repurchase agreements and $3.2 billion of overnight federal funds sold. At December 31, 2015, the Bank’s short-term liquidity holdings were comprised of $2.2 billion of overnight federal funds sold, a $1.0 billion overnight reverse repurchase agreement and $0.8 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. All of the Bank's federal funds sold during the three months ended March 31, 2016 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. As of March 31, 2016, the Bank’s overnight federal funds sold consisted of $0.9 billion sold to counterparties rated double-A, $2.0 billion sold to counterparties rated single-A and $0.3 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and, on and after July 14, 2015, the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Legislative and Regulatory Developments in the 2015 10-K. For the three months ended March 31, 2016, the Bank's core mission asset ("CMA") ratio was 60.10 percent. In comparison, the Bank's CMA ratio was 55.96 percent for the year ended December 31, 2015.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2016 and December 31, 2015 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
March 31, 2016	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$19	$813	$209	$1,041	$19
GSE obligations	—	6,508	—	6,508	—
State housing agency obligations	110	—	—	110	110
Other	—	375	—	375	—
Total debentures	129	7,696	209	8,034	129

MBS portfolio
U.S. government-guaranteed residential MBS	4	—	—	4	4
GSE residential MBS	2,744	—	—	2,744	2,755
GSE commercial MBS	62	4,282	—	4,344	62
Non-agency residential MBS	117	—	—	117	125
Total MBS	2,927	4,282	—	7,209	2,946
Total long-term investments	$3,056	$11,978	$209	$15,243	$3,075

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2015	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$22	$498	$202	$722	$21
GSE obligations	—	5,339	—	5,339	—
State housing agency obligations	110	—	—	110	110
Other	—	371	—	371	—
Total debentures	132	6,208	202	6,542	131

MBS portfolio
U.S. government-guaranteed residential MBS	4	—	—	4	4
GSE residential MBS	2,909	—	—	2,909	2,931
GSE commercial MBS	62	3,505	—	3,567	61
Non-agency residential MBS	121	—	—	121	135
Total MBS	3,096	3,505	—	6,601	3,131
Total long-term investments	$3,228	$9,713	$202	$13,143	$3,262

As of March 31, 2016, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), are currently rated triple-A by Moody's and Fitch. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table below.

During the three months ended March 31, 2016, the Bank acquired (based on trade date) $0.6 billion of GSE commercial MBS ("CMBS"), $2.0 billion of GSE debentures and $0.3 billion of U.S. Treasury Notes, all of which were classified as available-for-sale. All of the Bank's CMBS holdings are backed by multi-family loans. During this same three-month period, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $126.5 million and $1.4 million, respectively.
During the three months ended March 31, 2016, the Bank sold approximately $48 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $0.5 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in higher yielding GSE CMBS. During this same three-month period, the Bank sold approximately $832 million (par value) of GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $0.7 million. The GSE debentures that were sold were replaced with longer-dated, higher yielding GSE debentures.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At March 31, 2016, the Bank held $7.3 billion (amortized cost) of MBS, which represented 310 percent of its total regulatory capital as of that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments (including but not limited to the non-MBS debt obligations of other GSEs, subject to certain limits). In April 2016, the Bank purchased an additional $501 million of GSE debentures. Subject to applicable regulatory limits and the constraints imposed by the Finance Agency's recent guidance regarding core mission achievement, the Bank may continue to add these types of securities to its long-term investment portfolio if attractive opportunities to do so are available.
Gross unrealized losses on the Bank’s MBS investments increased from $102.7 million at December 31, 2015 to $106.5 million at March 31, 2016. As of March 31, 2016, $88.4 million of the gross unrealized losses related to the Bank’s holdings of GSE CMBS, $12.2 million related to non-agency RMBS and $5.9 million related to GSE RMBS.
The Bank evaluates all outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Notes 4 and 5 beginning on pages 8 and 11, respectively, of this report).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2016 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.

All of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of March 31, 2016. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$968	$968	$968	$952	$16
Triple-B	5	23,649	23,649	23,649	21,932	1,717
Double-B	4	3,895	3,896	3,896	3,633	263
Single-B	4	20,211	20,104	18,054	17,460	2,644
Triple-C	12	87,535	79,884	63,454	72,447	7,560
Single-D	1	11,532	9,168	7,216	9,136	32
Total	27	$147,790	$137,669	$117,237	$125,560	$12,232
At March 31, 2016, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities with an aggregate unpaid principal balance of $23 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $124 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2015, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities backed by fixed-rate loans with an aggregate unpaid principal balance of $25 million and 19 securities backed by option ARM loans with an aggregate unpaid principal balance of $128 million. A summary of the Bank’s non-agency RMBS as of December 31, 2015 by classification by the originator at the time of issuance and collateral type is presented in the 2015 10-K; there were no material changes to this information during the three months ended March 31, 2016.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of March 31, 2016 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report).
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. Through March 31, 2016, actual principal shortfalls on these securities have totaled $1.7 million. Based on the cash flow analyses performed as of March 31, 2016, the Bank currently expects to recover in future periods approximately $9.6 million of the previously recorded losses. These anticipated recoveries (i.e., increases in cash flows expected to be collected) will be accreted as interest income over the remaining lives of the applicable securities.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of March 31, 2016 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning January 1, 2016 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. Under the more stressful housing price scenario, an additional $1,000 of credit impairment would have been recorded as of March 31, 2016 on the one security that was deemed to be other-than-temporarily impaired at that date under the best estimate scenario. None of the Bank’s other non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($2.9 billion par value at March 31, 2016) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2016, one-month LIBOR was 0.44 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($2.6 billion) was between 6.00 percent and 7.00 percent. As of March 31, 2016, one-month LIBOR rates were 551 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.65 billion of interest rate caps with remaining maturities ranging from 2 months to 65 months as of March 31, 2016, and strike rates ranging from 6.50 percent to 7.00 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between the specified strike rate and either one-month or three-month LIBOR.
The following table provides a summary of the notional amounts, strike rates and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of March 31, 2016.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount	Strike Rate
Second quarter 2016	$200	6.50%
Second quarter 2016	250	7.00%
Third quarter 2018	200	6.50%
First quarter 2019	250	6.50%
Third quarter 2021 (1)	750	6.50%
	$1,650

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.
Consolidated Obligations and Deposits
During the three months ended March 31, 2016, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $0.9 billion and its outstanding consolidated obligation discount notes increased by $6.5 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2016 and December 31, 2015.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2016		December 31, 2015
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$9,814	51.7%	$9,244	51.3%
Callable	2,466	13.0	2,515	13.9
Variable-rate	4,350	22.9	3,625	20.1
Callable step-up	2,198	11.6	2,510	13.9
Callable step-down	150	0.8	150	0.8
Total par value	$18,978	100.0%	$18,044	100.0%

During the first three months of 2016, the Bank issued $3.8 billion of consolidated obligation bonds and approximately $31.2 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes, as well as to fund the increases in the Bank's investment portfolio. At March 31, 2016 and December 31, 2015, discount notes comprised approximately 59 percent and 53 percent, respectively, of the Bank's total outstanding consolidated obligations. During the three months ended March 31, 2016, the Bank's bond issuance (based on par value) consisted of approximately equal amounts of fixed-rate non-callable bonds (most of which were swapped), variable-rate bonds, and swapped fixed-rate callable bonds (including step-up bonds).
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 12 basis points during the three months ended March 31, 2016, compared to LIBOR minus 10 basis points during the three months ended December 31, 2015 and LIBOR minus 16 basis points during the three months ended March 31, 2015. The Bank's funding levels (relative to LIBOR) for consolidated obligation bonds deteriorated in the second half of 2015 due to a significant decrease in swap spreads during that period and an increase in competing debt issuance by other GSEs. Swap spreads tightened relative to U.S. Treasury debt during the second half of 2015 due to several factors, including a large volume of swapped corporate debt issuance, a rise in repo rates and increased sales of U.S. Treasury debt by central banks. Swap spreads widened somewhat toward the end of the first quarter of 2016, resulting in a slight improvement in the Bank's funding levels (relative to LIBOR) for consolidated obligation bonds.
The cost of the Bank's consolidated obligation discount notes also increased during the second half of 2015 due to short term debt investors' desire to invest only in very short maturity instruments, which was attributable to the uncertainty at that time regarding potential interest rate increases by the FOMC at its September 2015 and December 2015 meetings. Dealers' reduced capacity to hold consolidated obligation discount notes (due to balance sheet constraints) also contributed to the increase in the Bank's discount note funding costs during the second half of 2015. While dealers' balance sheets were less constrained during the first quarter of 2016, the cost of discount notes increased commensurate with the increase in short-term interest rates during the period.
Demand and term deposits were $1.1 billion and $1.0 billion at March 31, 2016 and December 31, 2015, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.6 billion and $1.5 billion at March 31, 2016 and December 31, 2015, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $1.4 billion for the year ended December 31, 2015 to $1.6 billion for the three months ended March 31, 2016.
Mandatorily redeemable capital stock outstanding at both March 31, 2016 and December 31, 2015 was $8.9 million. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At March 31, 2016 and December 31, 2015, the Bank’s five largest shareholders collectively held $247 million and $278 million, respectively, of capital stock, which represented 15.5 percent and 17.9 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2016.
FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2016
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Centennial Bank	$60,643	3.8%
Texas Capital Bank, N.A.	55,305	3.5
Southside Bank	47,550	3.0
International Bank of Commerce	42,032	2.6
Security Service FCU	41,906	2.6
	$247,436	15.5%
As of March 31, 2016, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

The following table presents outstanding capital stock, by type of institution, as of March 31, 2016 and December 31, 2015.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	March 31, 2016		December 31, 2015
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,077	68%	$1,065	69%
Thrifts	155	10	152	10
Credit unions	237	15	226	15
Insurance companies	114	7	97	6
Total capital stock classified as capital	1,583	100	1,540	100
Mandatorily redeemable capital stock	9	—	9	—
Total regulatory capital stock	$1,592	100%	$1,549	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.1 percent of outstanding advances, except for advances that were funded under the Bank's special reduced stock advances offering that ran from October 21, 2015 through December 31, 2015. The activity-based investment requirement for those advances was (and continues to be) 2.0 percent of the outstanding advances. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchase that occurred during the three months ended March 31, 2016, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on February 25, 2016, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On February 25, 2016, the Bank repurchased surplus stock totaling $103,707,000, none of which was classified as mandatorily redeemable capital stock at that date.
At March 31, 2016, the Bank’s excess stock totaled $417.7 million, which represented 0.8 percent of the Bank’s total assets as of that date.
During the three months ended March 31, 2016, the Bank’s retained earnings increased by $4.8 million, from $762.2 million to $767.0 million. During this same period, the Bank paid dividends on capital stock totaling $3.5 million, which represented a weighted average annualized dividend rate of 0.93 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.375 percent (as average one-month LIBOR for the fourth quarter of 2015 was 0.251 percent) and 1.251 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2015 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2015 through December 31, 2015, were paid on March 31, 2016.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends on Class B-1 Stock during the remainder of 2016 at a rate at least equal to average one-month LIBOR for the applicable dividend period, with the expectation that annualized dividend rates for Class B-1 Stock will not be lower than 0.375 percent. Further, the Bank expects to pay dividends on Class B-2 Stock at an annualized rate that approximates average one-month LIBOR for the applicable dividend period plus 0.5 - 1.0 percent.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2015 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At March 31, 2016, the Bank’s total risk-

based capital requirement was $587.2 million, comprised of credit risk, market risk and operations risk capital requirements of $294.8 million, $156.9 million and $135.5 million, respectively, and its permanent capital was $2.4 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at March 31, 2016 or December 31, 2015. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2016, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2016, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 4.77% and 7.15%, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2016 and December 31, 2015, see “Item 1. Financial Statements” (specifically, Note 12 on page 30 of this report).

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
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2016 and December 31, 2015.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
March 31, 2016
Advances	$3,670	$1,394	$—	$2	$5,066
Investments	—	11,038	—	1,753	12,791
Consolidated obligation bonds	—	13,422	—	—	13,422
Consolidated obligation discount notes	—	—	300	2,319	2,619
Intermediary positions	—	—	—	401	401
Other	—	—	—	200	200
Total notional balance	$3,670	$25,854	$300	$4,675	$34,499
December 31, 2015
Advances	$3,361	$1,443	$—	$2	$4,806
Investments	—	9,375	—	1,753	11,128
Consolidated obligation bonds	—	12,988	—	—	12,988
Consolidated obligation discount notes	—	—	100	—	100
Intermediary positions	—	—	—	2,006	2,006
Total notional balance	$3,361	$23,806	$100	$3,761	$31,028

The following table presents the earnings impact of derivatives and hedging activities during the three months ended March 31, 2016 and 2015.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Three Months Ended March 31, 2016
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$21	$(3)	$—	$17
Net interest settlements included in net interest income (2)	(18)	(59)	21	(1)	(57)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(11)	(2)	—	(13)
Net gains (losses) on economic hedges	—	(3)	(2)	1	(4)
Total net gains (losses) on derivatives and hedging activities	—	(14)	(4)	1	(17)
Net impact of derivatives and hedging activities	(19)	(52)	14	—	(57)
Net gain on hedged financial instrument classified as trading	—	2	—	—	2
	$(19)	$(50)	$14	$—	$(55)

Three Months Ended March 31, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(3)	$27	$1	$—	$25
Net interest settlements included in net interest income (2)	(25)	(52)	28	—	(49)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	2	—	—	2
Net gains on economic hedges	—	—	2	—	2
Total net gains on derivatives and hedging activities	—	2	2	—	4
Net impact of derivatives and hedging activities	$(28)	$(23)	$31	$—	$(20)

_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of March 31, 2016, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $11.8 billion.
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
As a result of new statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of March 31, 2016, the Bank had cleared trades outstanding with notional amounts totaling $22.5 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2016.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	1	$35.0	$0.1	$—	$—	$0.1
Single-A	3	362.0	1.5	(1.2)	—	0.3
Liability positions with credit exposure
Single-A	1	209.7	(9.1)	9.1	—	—
Cleared derivatives (3)	—	22,495.6	(558.3)	558.5	405.6	405.8
Total derivative positions with non-member counterparties to which the Bank had credit exposure	5	23,102.3	(565.8)	566.4	405.6	406.2
Asset positions without credit exposure	2	585.0	2.8	(3.0)	—	—
Liability positions without credit exposure (4)	11	10,610.6	(295.5)	287.8	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	13	11,195.6	(292.7)	284.8	—	—
Total non-member counterparties	18	34,297.9	(858.5)	$851.2	$405.6	$406.2

Member institutions (5)
Asset positions	9	160.7	17.2
Liability positions	1	40.0	(0.4)
Total member institutions	10	200.7	16.8

Total	28	$34,498.6	$(841.7)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of March 31, 2016.

(2)	Includes amounts that had not settled as of March 31, 2016.

(3)	The counterparties to the Bank's cleared derivatives transactions are unrated.

(4)
The figures for the liability positions without credit exposure included transactions with two counterparties that are affiliated with a non-member shareholder of the Bank and one counterparty that is affiliated with a member of the Bank; transactions with these counterparties had an aggregate notional principal of $2.7 billion as of March 31, 2016.

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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including minimum margin requirements imposed by regulators. For additional discussion, see Item 1 - Business - Legislative and Regulatory Developments in the 2015 10-K.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 104 percent and 105 percent at March 31, 2016 and December 31, 2015, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended March 31, 2016 and 2015 was $8.3 million and $23.1 million, respectively. The Bank’s net income for the three months ended March 31, 2016 represented an annualized return on average capital stock (“ROCS”) of 2.10 percent. In comparison, the Bank’s ROCS was 7.71 percent for the three months ended March 31, 2015. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended March 31, 2016 and 2015, the Bank’s income before assessments was $9.2 million and $25.7 million, respectively. As discussed in more detail below, the $16.5 million decrease in income before assessments from period to period was attributable to a $21.8 million unfavorable change in other income (loss) and a $1.3 million increase in other expense, offset by a $6.6 million increase in net interest income.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended March 31, 2016 and 2015, the Bank’s net interest income was $35.7 million and $29.1 million, respectively.
For the three months ended March 31, 2016 and 2015, the Bank’s net interest margin was 31 basis points and 29 basis points, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 27 basis points for both the three months ended March 31, 2016 and 2015.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 2 basis points during the three months ended March 31, 2015 to 4 basis points during the three months ended March 31, 2016 due to an increase in short-term interest rates.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2016 and 2015.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$795	$1	0.36%	$689	$—	0.11%
Securities purchased under agreements to resell	1,096	1	0.33%	2,086	—	0.08%
Federal funds sold	4,627	4	0.37%	7,553	2	0.10%
Investments
Trading	215	1	1.66%	241	—	0.07%
Available-for-sale (3)	11,042	25	0.89%	6,718	7	0.41%
Held-to-maturity (3)	3,157	8	0.99%	4,334	8	0.75%
Advances (4)	25,515	45	0.71%	19,272	32	0.66%
Mortgage loans held for portfolio	54	1	5.81%	69	1	5.72%
Total earning assets	46,501	86	0.73%	40,962	50	0.49%
Cash and due from banks	60			60
Other assets	143			122
Derivatives netting adjustment (2)	(801)			(689)
Fair value adjustment on available-for-sale securities (3)	(126)			13
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(21)			(27)
Total assets	$45,756	86	0.74%	$40,441	50	0.50%
Liabilities and Capital
Interest-bearing deposits (2)	$978	1	0.23%	$781	—	0.01%
Consolidated obligations
Bonds	18,499	29	0.62%	16,943	17	0.41%
Discount notes	23,823	20	0.34%	20,317	4	0.08%
Mandatorily redeemable capital stock and other borrowings	10	—	0.44%	6	—	0.33%
Total interest-bearing liabilities	43,310	50	0.46%	38,047	21	0.22%
Other liabilities	1,039			1,165
Derivatives netting adjustment (2)	(801)			(689)
Total liabilities	43,548	50	0.45%	38,523	21	0.22%
Total capital	2,208			1,918
Total liabilities and capital	$45,756		0.43%	$40,441		0.21%
Net interest income		$36			$29
Net interest margin			0.31%			0.29%
Net interest spread			0.27%			0.27%
Impact of non-interest bearing funds			0.04%			0.02%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2016 and 2015 in the table above include $795 million and $688 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended March 31, 2016 and 2015 in the table above includes $6 million and $1 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods in 2016 and 2015. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended
	March 31, 2016 vs. 2015
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$1	$1
Securities purchased under agreements to resell	—	1	1
Federal funds sold	(1)	3	2
Investments
Trading	—	1	1
Available-for-sale	6	12	18
Held-to-maturity	(2)	2	—
Advances	11	2	13
Mortgage loans held for portfolio	—	—	—
Total interest income	14	22	36
Interest expense
Interest-bearing deposits	—	1	1
Consolidated obligations
Bonds	2	10	12
Discount notes	1	15	16
Mandatorily redeemable capital stock and other borrowings	—	—	—
Total interest expense	3	26	29
Changes in net interest income	$11	$(4)	$7

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2016 and 2015.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net interest income (expense) associated with:
Member/offsetting swaps	$63	$23
Economic hedge derivatives related to advances	(1)	(2)
Economic hedge derivatives related to trading securities	(158)	—
Economic hedge derivatives related to available-for-sale securities	(5)	(6)
Economic hedge derivatives related to consolidated obligation discount notes	57	17
Other stand-alone economic hedge derivatives	212	—
Total net interest income associated with economic hedge derivatives	168	32

Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(2)	(5)
Available-for-sale securities	(136)	(46)
Trading securities	(2,054)	—
Consolidated obligation bonds	(1,905)	1,586
Consolidated obligation discount notes	691	40
Other stand-alone economic hedge derivatives	46	—
Interest rate caps related to held-to-maturity securities	(407)	35
Member/offsetting swaps and caps	(24)	364
Total fair value gains (losses) related to economic hedge derivatives	(3,791)	1,974

Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(75)	423
Available-for-sale securities and associated hedges	(10,639)	1,734
Consolidated obligation bonds and associated hedges	(2,602)	74
Total fair value hedge ineffectiveness	(13,316)	2,231
Total net gains (losses) on derivatives and hedging activities	(16,939)	4,237

Net gains on trading securities	6,917	277
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(8)	(6)
Gains on sales of held-to-maturity securities	470	6,226
Gains on sales of available-for-sale securities	651	2,345
Service fees	515	468
Letter of credit fees	1,272	1,149
Other, net	26	4
Total other	9,843	10,463
Total other income (loss)	$(7,096)	$14,700

Economic Hedge Derivatives
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of March 31, 2016, 6 interest rate cap agreements having a total notional amount of $1.65 billion. The premiums paid for these caps totaled $8.2 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can be a source of volatility in the Bank’s earnings. At March 31, 2016, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.3 million.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As of March 31, 2016, the aggregate notional balance of these swaps totaled $2.3 billion. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings.
Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $(13.3) million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). For the three months ended March 31, 2016 and 2015, the change in the fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in qualifying hedging relationships was $(2.0) million and $1.5 million, respectively.
The increase in fair value hedge ineffectiveness during the three-month period ended March 31, 2016 as compared to the three-month period ended March 31, 2015, was due in large part to the addition of higher yielding, longer duration GSE CMBS and GSE debentures to the Bank’s available-for-sale securities portfolio during the last nine months of 2015 and the first three months of 2016. Substantially all of the Bank’s GSE CMBS and GSE debentures classified as available-for-sale are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (OIS) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
Other
During the three months ended March 31, 2016 and 2015, the Bank sold approximately $48 million (par value) and $350 million (par value), respectively, of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $0.5 million and $6.2 million, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During these same three-month periods, the Bank sold approximately $832 million (par value) and $507 million (par value), respectively, of shorter maturity GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $0.7 million and $2.3 million, respectively. There were no other sales of long-term investment securities during the three months ended March 31, 2016 or 2015.
During September and October, 2015, the Bank acquired U.S. Treasury Notes with par values of $104.8 million and $100.0 million, respectively. Due to a decline in long-term interest rates, unrealized gains on these securities totaled $4.6 million and

$2.2 million, respectively, for the three months ended March 31, 2016. The U.S. Treasury Note that was acquired in October 2015 was economically hedged with a fixed-for-floating interest rate swap; during the three months ended March 31, 2016, this swap produced unrealized losses of $2.1 million.
For a discussion of the other-than-temporary impairment loss on one of the Bank's held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report).
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grant programs, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $19.4 million for the three months ended March 31, 2016, compared to $18.1 million for the corresponding period in 2015.
Compensation and benefits were $11.6 million and $10.4 million for the three months ended March 31, 2016 and 2015, respectively. The $1.2 million increase in compensation and benefits for the three months ended March 31, 2016, as compared to the corresponding period in 2015, was due largely to: (1) an increase in headcount; (2) increased costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions and (3) merit and cost-of-living adjustments, offset by a reduction in employee separation costs. Average headcount increased from 196 employees for the three months ended March 31, 2015 to 211 employees in the corresponding period in 2016.
Other operating expenses for the three months ended March 31, 2016 and 2015 were $5.5 million and $6.2 million, respectively. The decrease in other operating expenses for the three months ended March 31, 2016, as compared to the corresponding period in 2015, resulted from offsetting increases and decreases in many of the Bank's other operating expenses, none of which were individually significant.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.5 million for the three months ended March 31, 2016 compared to $1.2 million for the corresponding period in 2015.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $0.9 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2015 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2016.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper, U.S. Treasury Bills and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2016, the Bank’s short-term liquidity portfolio was comprised of $6.5 billion of overnight reverse repurchase agreements and $3.2 billion of overnight federal funds sold.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2016 or 2015.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2016, the Bank’s estimated operational liquidity requirement was $6.2 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $18.8 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2016, the Bank’s estimated contingent liquidity requirement was $8.8 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $16.4 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the three months ended March 31, 2016.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2015 is provided in the 2015 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2016.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 7 of this report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the 2015 10-K. The information provided in this item is intended to update the disclosures made in the 2015 10-K.
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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the three months ended March 31, 2016.
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
For purposes of compliance with the Bank’s Enterprise Market Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2015 through March 2016. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.

MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2015	$2.318	$2.271	(2.03)%	$2.389	3.06%	$2.310	(0.35)%	$2.313	(0.22)%

January 2016	2.343	2.343	0.01%	2.495	6.49%	2.359	0.68%	2.354	0.47%
February 2016	2.191	2.187	(0.18)%	2.445	11.59%	2.204	0.59%	2.212	0.96%
March 2016	2.332	2.315	(0.73)%	2.560	9.78%	2.337	0.21%	2.366	1.46%
_____________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	The estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2015 through March 2016.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2015	0.26	(0.31)	(0.05)	(0.53)	1.11	2.16	0.88	3.49

January 2016	0.24	(0.33)	(0.09)	(1.36)	0.04	1.19	1.44	3.45
February 2016	0.27	(0.35)	(0.08)	(1.15)	0.10	1.32	1.79	4.23
March 2016	0.28	(0.33)	(0.05)	(0.79)	0.42	1.36	2.02	4.23
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	The duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the three months ended March 31, 2016.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1
Form of 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 21, 2016 and filed with the SEC on February 29, 2016, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2016 and December 31, 2015; (ii) Statements of Income for the Three Months Ended March 31, 2016 and 2015; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iv) Statements of Capital for the Three Months Ended March 31, 2016 and 2015; (v) Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2016	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Form of 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 21, 2016 and filed with the SEC on February 29, 2016, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2016 and December 31, 2015; (ii) Statements of Income for the Three Months Ended March 31, 2016 and 2015; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iv) Statements of Capital for the Three Months Ended March 31, 2016 and 2015; (v) Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2016.