Form 10-Q
period 2016-09-30
Federal Home Loan Bank of Dallas
filed 2016-11-10
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
At November 4, 2016, the registrant had outstanding 19,405,462 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$67,739	$837,202
Interest-bearing deposits	329	260
Securities purchased under agreements to resell (Note 10)	3,250,000	1,000,000
Federal funds sold	6,803,000	2,171,000
Trading securities (Note 3)	118,431	211,056
Available-for-sale securities (Notes 4, 10 and 15) ($640,563 and $300,184 pledged at September 30, 2016 and December 31, 2015, respectively, which could be rehypothecated)	13,357,821	9,713,191
Held-to-maturity securities (a) (Note 5)	2,670,612	3,228,011
Advances (Notes 6 and 7)	31,821,835	24,746,802
Mortgage loans held for portfolio, net of allowance for credit losses of $141 at both September 30, 2016 and December 31, 2015, respectively (Note 7)	69,988	55,117
Accrued interest receivable	91,827	69,676
Premises and equipment, net	18,437	18,520
Derivative assets (Notes 10 and 11)	79,488	23,080
Other assets	8,112	8,112
TOTAL ASSETS	$58,357,619	$42,082,027

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,121,356	$1,045,939
Non-interest bearing	19	19
Total deposits	1,121,375	1,045,958
Consolidated obligations (Note 8)
Discount notes	31,099,645	20,541,329
Bonds	23,122,425	18,024,692
Total consolidated obligations	54,222,070	38,566,021
Mandatorily redeemable capital stock	2,341	8,929
Accrued interest payable	36,806	38,972
Affordable Housing Program (Note 9)	22,223	22,710
Derivative liabilities (Notes 10 and 11)	9,953	6,964
Other liabilities (Note 4)	285,186	193,161
Total liabilities	55,699,954	39,882,715

Commitments and contingencies (Notes 7 and 15)

CAPITAL (Note 12)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 6,739,819 and 6,324,540 shares at September 30, 2016 and December 31, 2015, respectively	673,982	632,454
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 12,060,596 and 9,076,781 shares at September 30, 2016 and December 31, 2015, respectively	1,206,060	907,678
Total Class B Capital Stock	1,880,042	1,540,132
Retained earnings
Unrestricted	727,513	699,213
Restricted	73,110	62,990
Total retained earnings	800,623	762,203
Accumulated other comprehensive income (loss) (Note 18)	(23,000)	(103,023)
Total capital	2,657,665	2,199,312
TOTAL LIABILITIES AND CAPITAL	$58,357,619	$42,082,027
_____________________________

(a)	Fair values: $2,689,513 and $3,262,283 at September 30, 2016 and December 31, 2015, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST INCOME
Advances	$56,830	$30,955	$152,180	$89,608
Prepayment fees on advances, net	2,160	1,039	3,502	8,178
Interest-bearing deposits	1,012	172	2,531	537
Securities purchased under agreements to resell	2,593	718	4,758	1,936
Federal funds sold	5,535	1,628	14,737	5,823
Trading securities	579	152	2,336	243
Available-for-sale securities	36,347	11,185	92,170	26,632
Held-to-maturity securities	7,393	6,856	22,721	22,354
Mortgage loans held for portfolio	813	881	2,377	2,802
Total interest income	113,262	53,586	297,312	158,113
INTEREST EXPENSE
Consolidated obligations
Bonds	36,086	19,613	96,681	56,226
Discount notes	31,916	5,568	80,752	12,919
Deposits	586	55	1,641	121
Mandatorily redeemable capital stock and other borrowings	6	1	23	17
Total interest expense	68,594	25,237	179,097	69,283
NET INTEREST INCOME	44,668	28,349	118,215	88,830

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	(11)	(310)	(111)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	(8)	8	290	83
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(8)	(3)	(20)	(28)

Net gains (losses) on trading securities	(797)	1,169	9,133	1,508
Net gains (losses) on derivatives and hedging activities	197	(10,832)	(20,563)	1,854
Realized gains on sales of held-to-maturity securities	65	3,297	794	13,410
Realized gains on sales of available-for-sale securities	889	1,457	5,104	3,802
Letter of credit fees	1,430	983	4,275	3,202
Other, net	629	619	1,979	1,615
Total other income (loss)	2,405	(3,310)	702	25,363
OTHER EXPENSE
Compensation and benefits	14,468	11,019	38,069	31,478
Other operating expenses	6,788	6,237	17,970	19,196
Finance Agency	630	520	2,004	1,671
Office of Finance	842	642	2,322	1,935
Discretionary grant programs	592	328	1,541	1,277
Derivative clearing fees	280	126	786	288
Total other expense	23,600	18,872	62,692	55,845
INCOME BEFORE ASSESSMENTS	23,473	6,167	56,225	58,348
Affordable Housing Program assessment	2,348	617	5,625	5,836
NET INCOME	$21,125	$5,550	$50,600	$52,512
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET INCOME	$21,125	$5,550	$50,600	$52,512
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	97,845	(69,013)	92,381	(63,977)
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(889)	(1,457)	(5,104)	(3,802)
Unrealized gains (losses) on cash flow hedges	2,147	(2,415)	(12,980)	(2,415)
Reclassification adjustment for losses on cash flow hedges included in net income	990	107	2,570	107
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(8)	(302)	(83)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	8	—	12	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	1,076	1,495	3,505	4,796
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	5	2	15	6
Amortization of net actuarial gain included in net periodic benefit cost	(25)	(21)	(74)	(62)
Total other comprehensive income (loss)	101,157	(71,310)	80,023	(65,430)
TOTAL COMPREHENSIVE INCOME (LOSS)	$122,282	$(65,760)	$130,623	$(12,918)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)							Accumulated Other Comprehensive Income (Loss)
					Capital Stock Class B - Putable		Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2016	6,325	$632,454	9,077	$907,678	—	$—	$699,213	$62,990	$762,203	$(103,023)	$2,199,312
Net transfers of shares between Class B-1 and Class B-2 Stock	5,734	573,408	(5,734)	(573,408)	—	—	—	—	—	—	—
Proceeds from sale of capital stock	48	4,761	8,718	871,790	—	—	—	—	—	—	876,551
Repurchase/redemption of capital stock	(5,486)	(548,550)	—	—	—	—	—	—	—	—	(548,550)
Shares reclassified to mandatorily redeemable capital stock	(1)	(68)	—	—	—	—	—	—	—	—	(68)
Comprehensive income
Net income	—	—	—	—	—	—	40,480	10,120	50,600	—	50,600
Other comprehensive income	—	—	—	—	—	—	—	—	—	80,023	80,023
Dividends on capital stock (a)
Cash	—	—	—	—	—	—	(198)	—	(198)	—	(198)
Mandatorily redeemable capital stock	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Stock	120	11,977	—	—	—	—	(11,977)	—	(11,977)	—	—

BALANCE, SEPTEMBER 30, 2016	6,740	$673,982	12,061	$1,206,060	—	$—	$727,513	$73,110	$800,623	$(23,000)	$2,657,665

BALANCE, JANUARY 1, 2015	—	$—	—	$—	12,227	$1,222,738	$650,224	$49,552	$699,776	$(3,601)	$1,918,913
Proceeds from sale of capital stock	—	—	—	—	8,941	894,107	—	—	—	—	894,107
Repurchase/redemption of capital stock	—	—	—	—	(6,545)	(654,493)	—	—	—	—	(654,493)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	(13)	(1,344)	—	—	—	—	(1,344)
Comprehensive income (loss)
Net income	—	—	—	—	—	—	42,010	10,502	52,512	—	52,512
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(65,430)	(65,430)
Dividends on capital stock (at 0.375 percent annualized rate)
Cash	—	—	—	—	—	—	(123)	—	(123)	—	(123)
Mandatorily redeemable capital stock	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Stock	—	—	—	—	33	3,298	(3,298)	—	(3,298)	—	—

BALANCE, SEPTEMBER 30, 2015	—	$—	—	$—	14,643	$1,464,306	$688,811	$60,054	$748,865	$(69,031)	$2,144,140

(a) Dividends were paid at annualized rates of 0.375 percent and 1.251 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2016, at 0.431 percent and 1.431 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2016 and at 0.444 percent and 1.444 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the third quarter of 2016.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$50,600	$52,512
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	64,114	70,845
Concessions on consolidated obligations	3,633	2,106
Premises, equipment and computer software costs	2,944	2,897
Non-cash interest on mandatorily redeemable capital stock	22	10
Credit component of other-than-temporary impairment losses on held-to-maturity securities	20	28
Gains on sales of held-to-maturity securities	(794)	(13,410)
Gains on sales of available-for-sale securities	(5,104)	(3,802)
Net increase in trading securities	(9,599)	(1,530)
Loss due to change in net fair value adjustment on derivative and hedging activities	59,297	26,481
Increase in accrued interest receivable	(22,178)	(13,712)
Increase in other assets	(28)	(1,714)
Decrease in Affordable Housing Program (AHP) liability	(487)	(3,184)
Increase (decrease) in accrued interest payable	(2,166)	5,589
Increase (decrease) in other liabilities	3,486	(466)
Total adjustments	93,160	70,138
Net cash provided by operating activities	143,760	122,650

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(482,108)	27,190
Net increase in securities purchased under agreements to resell	(2,250,000)	(2,650,000)
Net decrease (increase) in federal funds sold	(4,632,000)	1,833,000
Net decrease in short-term trading securities held for investment	102,215	297,151
Purchases of available-for-sale securities	(5,807,501)	(2,555,885)
Proceeds from maturities of available-for-sale securities	37,186	21,927
Proceeds from sales of available-for-sale securities	2,655,395	740,794
Proceeds from sales of held-to-maturity securities	129,857	761,800
Proceeds from maturities of long-term held-to-maturity securities	434,292	597,638
Purchases of long-term held-to-maturity securities	—	(35,000)
Principal collected on advances	441,973,938	488,493,239
Advances made	(449,027,085)	(492,312,269)
Principal collected on mortgage loans held for portfolio	10,643	12,442
Purchases of mortgage loans held for portfolio	(25,570)	—
Purchases of premises, equipment and computer software	(2,850)	(4,122)
Net cash used in investing activities	(16,883,588)	(4,772,095)

	For the Nine Months Ended
	September 30,
	2016	2015
FINANCING ACTIVITIES
Net increase in deposits, including swap collateral held	75,481	198,803
Net payments on derivative contracts with financing elements	(48,590)	(138,398)
Net proceeds from issuance of consolidated obligations
Discount notes	276,563,409	625,012,807
Bonds	19,079,312	13,362,767
Debt issuance costs	(3,686)	(1,328)
Payments for maturing and retiring consolidated obligations
Discount notes	(266,023,001)	(623,891,793)
Bonds	(13,993,680)	(10,373,790)
Proceeds from issuance of capital stock	876,551	894,107
Proceeds from issuance of mandatorily redeemable capital stock	—	2
Payments for redemption of mandatorily redeemable capital stock	(6,683)	(2,060)
Payments for repurchase/redemption of capital stock	(548,550)	(654,493)
Cash dividends paid	(198)	(123)
Net cash provided by financing activities	15,970,365	4,406,501

Net decrease in cash and cash equivalents	(769,463)	(242,944)
Cash and cash equivalents at beginning of the period	837,202	1,507,708
Cash and cash equivalents at end of the period	$67,739	$1,264,764

Supplemental Disclosures:
Interest paid	$160,096	$71,414
AHP payments, net	$6,112	$9,020
Stock dividends issued	$11,977	$3,298
Dividends paid through issuance of mandatorily redeemable capital stock	$5	$2
Net capital stock reclassified to mandatorily redeemable capital stock	$68	$1,344

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
Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which clarifies the guidance for classifying certain cash receipts and cash payments in the statement of cash flows. The guidance is intended to reduce existing diversity in practice regarding eight specific cash flow presentation issues. For public business entities, the guidance in ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (January 1, 2018 for the Bank), and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The guidance is to be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied as if the change was made prospectively as of the earliest date practicable. The adoption of ASU 2016-15 will not have any impact on the Bank's statement of cash flows, nor will it have any impact on the Bank's results of operations or financial condition.

Note 3—Trading Securities
Trading securities as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
U.S. Treasury Notes	$108,503	$202,199
Other	9,928	8,857
Total	$118,431	$211,056
Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of September 30, 2016 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$515,124	$3,254	$1,504	$516,874
GSE obligations	6,739,214	42,060	1,132	6,780,142
Other	338,297	1,125	—	339,422
	7,592,635	46,439	2,636	7,636,438
GSE commercial mortgage-backed securities	5,760,187	17,195	55,999	5,721,383
Total	$13,352,822	$63,634	$58,635	$13,357,821
Available-for-sale securities as of December 31, 2015 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$498,185	$1,315	$1,748	$497,752
GSE obligations	5,328,125	12,597	1,775	5,338,947
Other	372,532	10	1,002	371,540
	6,198,842	13,922	4,525	6,208,239
GSE commercial mortgage-backed securities	3,596,627	766	92,441	3,504,952
Total	$9,795,469	$14,688	$96,966	$9,713,191
Included in the tables above are GSE commercial mortgage-backed securities ("MBS") that were purchased but which had not yet settled as of September 30, 2016 and December 31, 2015. The aggregate amounts due of $253,370,000 and $164,889,000, respectively, are included in other liabilities on the statements of condition at those dates.
Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments.

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of September 30, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$34,094	$507	2	$58,280	$997	3	$92,374	$1,504
GSE obligations	8	700,459	1,032	1	53,535	100	9	753,994	1,132
GSE commercial MBS	13	351,007	1,266	97	3,128,779	54,733	110	3,479,786	55,999
Total	22	$1,085,560	$2,805	100	$3,240,594	$55,830	122	$4,326,154	$58,635

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

At September 30, 2016, the gross unrealized losses on the Bank’s available-for-sale securities were $58,635,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of September 30, 2016, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures are rated triple-A by Moody's and Fitch, and are not rated by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at September 30, 2016 would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at September 30, 2016 would not be settled at an amount less than the Bank's amortized cost bases in these investments. Further, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at September 30, 2016 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2016.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2016 and December 31, 2015 are presented below (in thousands).

	September 30, 2016		December 31, 2015
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$436,175	$437,028	$133,117	$133,077
Due after one year through five years	2,519,757	2,534,800	3,637,966	3,643,909
Due after five years through ten years	4,402,345	4,427,341	2,313,112	2,316,854
Due after ten years	234,358	237,269	114,647	114,399
	7,592,635	7,636,438	6,198,842	6,208,239
GSE commercial MBS	5,760,187	5,721,383	3,596,627	3,504,952
Total	$13,352,822	$13,357,821	$9,795,469	$9,713,191
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Amortized cost of available-for-sale securities other than MBS
Fixed-rate	$7,592,635	$6,123,842
Variable-rate	—	75,000
	7,592,635	6,198,842
Amortized cost of fixed-rate multi-family MBS	5,760,187	3,596,627
Total	$13,352,822	$9,795,469
At September 30, 2016 and December 31, 2015, substantially all of the Bank's fixed-rate available-for-sale securities were swapped to a variable rate.
Sales of Securities. During the three and nine months ended September 30, 2016, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $200,214,000 and $2,650,291,000, respectively. Proceeds from the sales totaled $201,103,000 and $2,655,395,000, respectively, resulting in realized gains of $889,000 and $5,104,000, respectively. During the three and nine months ended September 30, 2015, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $199,068,000 and $736,992,000, respectively. Proceeds from the sales totaled $200,525,000 and $740,794,000, respectively, resulting in realized gains of $1,457,000 and $3,802,000, respectively.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2016 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$16,658	$—	$16,658	$9	$107	$16,560
State housing agency obligations	110,000	—	110,000	51	—	110,051
	126,658	—	126,658	60	107	126,611
Mortgage-backed securities
U.S. government-guaranteed residential MBS	3,330	—	3,330	1	2	3,329
GSE residential MBS	2,375,818	—	2,375,818	12,713	4,268	2,384,263
Non-agency residential MBS	121,154	18,161	102,993	13,301	2,381	113,913
GSE commercial MBS	61,813	—	61,813	—	416	61,397
	2,562,115	18,161	2,543,954	26,015	7,067	2,562,902
Total	$2,688,773	$18,161	$2,670,612	$26,075	$7,174	$2,689,513

Held-to-maturity securities as of December 31, 2015 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$21,546	$—	$21,546	$15	$151	$21,410
State housing agency obligations	110,000	—	110,000	—	—	110,000
	131,546	—	131,546	15	151	131,410
Mortgage-backed securities
U.S. government-guaranteed residential MBS	4,040	—	4,040	11	—	4,051
GSE residential MBS	2,909,065	—	2,909,065	22,457	766	2,930,756
Non-agency residential MBS	142,920	21,376	121,544	16,118	2,963	134,699
GSE commercial MBS	61,816	—	61,816	—	449	61,367
	3,117,841	21,376	3,096,465	38,586	4,178	3,130,873
Total	$3,249,387	$21,376	$3,228,011	$38,601	$4,329	$3,262,283

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of September 30, 2016. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income (loss) ("AOCI") and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	3	$12,358	$107	—	$—	$—	3	$12,358	$107
Mortgage-backed securities
U.S. government-guaranteed obligations	4	2,123	2	—	—	—	4	2,123	2
GSE residential MBS	56	1,089,422	3,934	5	69,373	334	61	1,158,795	4,268
Non-agency residential MBS	3	16,551	104	19	82,250	8,036	22	98,801	8,140
GSE commercial MBS	—	—	—	3	61,397	416	3	61,397	416
Total	66	$1,120,454	$4,147	27	$213,020	$8,786	93	$1,333,474	$12,933

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

At September 30, 2016, the gross unrealized losses on the Bank’s held-to-maturity securities were $12,933,000, of which $8,140,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS and $4,793,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs.
As of September 30, 2016, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures and its holdings of U.S. government-guaranteed MBS that were in an unrealized loss position at September 30, 2016 would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE MBS, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at September 30, 2016 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2016.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2016 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 24 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of September 30, 2016 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of September 30, 2016 assumed changes in home prices ranging from declines of 1 percent to increases of 10 percent over the 12-month period beginning July 1, 2016. For the vast majority of markets, the changes were projected to range from increases of 3 percent to 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it was not likely that it would fully recover the remaining amortized cost basis of one of its previously other-than-temporarily impaired non-agency RMBS and, accordingly, this security was deemed to be other-than-temporarily impaired as of September 30, 2016. The difference between the present value of the cash flows expected to be collected from this security and its amortized cost basis (i.e., the credit loss) totaled $8,000 at September 30, 2016. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its remaining amortized cost basis, only the amount related to the credit loss was recognized in earnings. The credit loss associated with this security was reclassified from AOCI to earnings during the three months ended September 30, 2016 as the estimated fair value of the security was greater than its carrying value at that date. None of the Bank's other non-agency RMBS were deemed to be other-than-temporarily impaired at September 30, 2016.

For the security for which an other-than-temporary impairment was determined to have occurred as of September 30, 2016, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings (dollars in thousands):

			Significant Inputs(2)
Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of September 30, 2016	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of September 30, 2016(3)
2005	Alt-A/Option ARM	$9,845	8.5%	17.6%	35.4%	31.3%
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

In addition to the security that was determined to be other-than-temporarily impaired at September 30, 2016, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013. The following table presents a rollforward for the three and nine months ended September 30, 2016 and 2015 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance of credit losses, beginning of period	$11,120	$12,100	$11,696	$12,512
Credit losses on securities for which an other-than-temporary impairment was previously recognized	8	3	20	28
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(313)	(213)	(901)	(650)
Balance of credit losses, end of period	10,815	11,890	10,815	11,890
Cumulative principal shortfalls on securities held at end of period	(1,865)	(1,602)	(1,865)	(1,602)
Cumulative amortization of the time value of credit losses at end of period	418	335	418	335
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$9,368	$10,623	$9,368	$10,623
     Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2016 and December 31, 2015 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2016			December 31, 2015
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$1,106	$1,106	$1,107	$—	$—	$—
Due after one year through five years	4,087	4,087	4,093	8,712	8,712	8,727
Due after five years through ten years	11,465	11,465	11,360	12,834	12,834	12,683
Due after ten years	110,000	110,000	110,051	110,000	110,000	110,000
	126,658	126,658	126,611	131,546	131,546	131,410
Mortgage-backed securities	2,562,115	2,543,954	2,562,902	3,117,841	3,096,465	3,130,873
Total	$2,688,773	$2,670,612	$2,689,513	$3,249,387	$3,228,011	$3,262,283

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $10,262,000 and $13,139,000 at September 30, 2016 and December 31, 2015, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Amortized cost of variable-rate held-to-maturity securities other than MBS	$126,658	$131,546
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	155	228
Collateralized mortgage obligations
Fixed-rate	336	453
Variable-rate	2,499,811	3,055,344
Variable-rate multi-family MBS	61,813	61,816
	2,562,115	3,117,841
Total	$2,688,773	$3,249,387

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2015 or the nine months ended September 30, 2016.
Sales of Securities. During the three and nine months ended September 30, 2016, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $14,842,000 and $129,063,000, respectively. Proceeds from the sales totaled $14,907,000 and $129,857,000, respectively, resulting in realized gains of $65,000 and $794,000, respectively. During the three and nine months ended September 30, 2015, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $159,952,000 and $748,390,000, respectively. Proceeds from these sales totaled $163,249,000 and $761,800,000, respectively, resulting in realized gains of $3,297,000 and $13,410,000, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At September 30, 2016 and December 31, 2015, the Bank had advances outstanding at interest rates ranging from 0.25 percent to 8.27 percent and from 0.21 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	September 30, 2016		December 31, 2015
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$13,945,641	0.60%	$12,431,831	0.44%
Due after one year through two years	7,930,825	0.80	5,886,049	0.77
Due after two years through three years	1,254,384	1.66	1,375,560	2.11
Due after three years through four years	775,799	2.20	613,243	2.01
Due after four years through five years	1,206,218	1.18	1,129,859	1.53
Due after five years	5,092,211	0.72	1,732,577	1.44
Amortizing advances	1,497,676	2.81	1,480,532	3.15
Total par value	31,702,754	0.88%	24,649,651	0.93%

Premiums	55		22
Deferred net prepayment fees	(13,834)		(16,113)
Commitment fees	(125)		(131)
Hedging adjustments	132,985		113,373
Total	$31,821,835		$24,746,802

Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2016 and December 31, 2015, the Bank had aggregate prepayable and callable advances totaling $12,475,424,000 and $5,895,751,000, respectively.
The following table summarizes advances outstanding at September 30, 2016 and December 31, 2015, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2016	December 31, 2015
Due in one year or less	$24,769,458	$18,135,949
Due after one year through two years	2,430,033	1,727,927
Due after two years through three years	1,207,784	1,375,559
Due after three years through four years	695,999	605,243
Due after four years through five years	534,968	613,459
Due after five years	566,836	710,982
Amortizing advances	1,497,676	1,480,532
Total par value	$31,702,754	$24,649,651

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2016 and December 31, 2015, the Bank had putable advances outstanding totaling $1,053,071,000 and $1,097,071,000, respectively.

The following table summarizes advances outstanding at September 30, 2016 and December 31, 2015, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2016	December 31, 2015
Due in one year or less	$14,919,091	$13,523,902
Due after one year through two years	7,206,875	5,489,429
Due after two years through three years	1,004,884	715,109
Due after three years through four years	775,799	578,243
Due after four years through five years	1,206,218	1,129,859
Due after five years	5,092,211	1,732,577
Amortizing advances	1,497,676	1,480,532
Total par value	$31,702,754	$24,649,651

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Fixed-rate
Due in one year or less	$12,415,365	$12,236,879
Due after one year	6,603,002	6,463,464
Total fixed-rate	19,018,367	18,700,343
Variable-rate
Due in one year or less	1,613,783	208,590
Due after one year	11,070,604	5,740,718
Total variable-rate	12,684,387	5,949,308
Total par value	$31,702,754	$24,649,651

At September 30, 2016 and December 31, 2015, 27 percent and 26 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended September 30, 2016 and 2015, gross advance prepayment fees received from members/borrowers were $4,878,000 and $4,054,000, respectively, of which $172,000 and $1,909,000, respectively, were deferred. During the nine months ended September 30, 2016 and 2015, gross advance prepayment fees received from members/borrowers were $7,613,000 and $18,583,000, respectively, of which $456,000 and $6,398,000, respectively, were deferred.

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
A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments: (1) advances and other extensions of credit to members/

borrowers, collectively referred to as “extensions of credit to members”; (2) government-guaranteed/insured mortgage loans held for portfolio; and (3) conventional mortgage loans held for portfolio.
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
During the nine months ended September 30, 2016 and 2015, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2016 or December 31, 2015.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At September 30, 2016 and December 31, 2015, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2016 and December 31, 2015, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
Mortgage Loans — Conventional Mortgage Loans. The Bank’s conventional mortgage loans have been acquired through the Mortgage Partnership Finance® (“MPF”®) program, as more fully described in the Bank’s 2015 10-K. The allowance for losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF program. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for loan losses.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment by payment status for mortgage loans at September 30, 2016 and December 31, 2015 (dollars in thousands).

	September 30, 2016			December 31, 2015
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$741	$1,287	$2,028	$920	$1,180	$2,100
60-89 days delinquent	123	141	264	348	337	685
90 days or more delinquent	289	68	357	387	202	589
Total past due	1,153	1,496	2,649	1,655	1,719	3,374
Total current loans	44,418	23,410	67,828	23,844	28,340	52,184
Total mortgage loans	$45,571	$24,906	$70,477	$25,499	$30,059	$55,558

Other delinquency statistics:
In process of foreclosure (1)	$31	$28	$59	$329	$77	$406
Serious delinquency rate (2)	0.6%	0.3%	0.5%	1.5%	0.7%	1.1%
Past due 90 days or more and still accruing interest (3)	$—	$68	$68	$—	$202	$202
Nonaccrual loans	$289	$—	$289	$387	$—	$387
Troubled debt restructurings	$20	$—	$20	$118	$—	$118
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At September 30, 2016 and December 31, 2015, the Bank’s other assets included $85,000 and $49,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At September 30, 2016 and December 31, 2015, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $141,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at September 30, 2016.

The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$141	$141	$141	$143
Chargeoffs	—	—	—	(2)
Balance, end of period	$141	$141	$141	$141

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of September 30, 2016 and December 31, 2015 (in thousands).

	September 30, 2016	December 31, 2015
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$141	$141

Recorded investment
Individually evaluated for impairment	$309	$407
Collectively evaluated for impairment	45,262	25,092
	$45,571	$25,499

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $968 billion and $905 billion at September 30, 2016 and December 31, 2015, respectively. The Bank was the primary obligor on $54.2 billion and $38.6 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2016 and December 31, 2015 (in thousands, at par value).

	September 30, 2016	December 31, 2015
Fixed-rate	$12,114,505	$11,759,035
Variable-rate	8,451,000	3,625,000
Step-up	2,454,500	2,510,000
Step-down	100,000	150,000
Total par value	$23,120,005	$18,044,035

At September 30, 2016 and December 31, 2015, 93 percent and 90 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2016 and December 31, 2015, by contractual maturity (dollars in thousands):

	September 30, 2016		December 31, 2015
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,694,135	0.63%	$5,811,410	0.75%
Due after one year through two years	6,462,980	1.03	5,383,590	0.77
Due after two years through three years	1,624,205	1.23	3,313,585	1.54
Due after three years through four years	750,385	1.62	585,180	1.41
Due after four years through five years	998,800	1.23	1,275,000	1.56
Due after five years	1,589,500	1.97	1,675,270	2.00
Total par value	23,120,005	0.93%	18,044,035	1.09%

Premiums	11,866		11,612
Discounts	(1,732)		(2,708)
Debt issuance costs	(1,319)		(1,267)
Hedging adjustments	(6,395)		(26,980)
Total	$23,122,425		$18,024,692

At September 30, 2016 and December 31, 2015, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2016	December 31, 2015
Non-callable bonds	$18,673,505	$12,868,765
Callable bonds	4,446,500	5,175,270
Total par value	$23,120,005	$18,044,035

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2016 and December 31, 2015, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2016	December 31, 2015
Due in one year or less	$15,535,635	$10,774,680
Due after one year through two years	5,959,980	4,888,590
Due after two years through three years	1,109,205	2,005,585
Due after three years through four years	500,385	245,180
Due after four years through five years	11,800	130,000
Due after five years	3,000	—
Total par value	$23,120,005	$18,044,035

  Discount Notes. At September 30, 2016 and December 31, 2015, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2016	$31,099,645	$31,120,716	0.37%

December 31, 2015	$20,541,329	$20,544,821	0.18%

Note 9—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$22,710	$25,998
AHP assessment	5,625	5,836
Grants funded, net of recaptured amounts	(6,112)	(9,020)
Balance, end of period	$22,223	$22,814

Note 10—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2016 or December 31, 2015.
The Bank's derivative transactions are executed either bilaterally or, if required, cleared through a third-party central clearinghouse. The Bank has entered into master agreements with each of its bilateral derivative counterparties that provide for the netting of all transactions with each of these counterparties. Under its master agreements with its non-member bilateral derivative counterparties, collateral is delivered (or returned) daily when certain thresholds (ranging from $100,000 to $500,000) are met. The Bank offsets the fair value amounts recognized for bilaterally traded derivatives executed with the same counterparty, including any cash collateral remitted to or received from the counterparty. When entering into derivative transactions with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions with members consists of collateral that is eligible to secure advances and other obligations under the member's Advances and Security Agreement with the Bank. The Bank is not required to pledge collateral to its members to secure derivative positions. For cleared derivatives, all transactions with each clearing member of each clearinghouse are netted pursuant to legally enforceable setoff rights. Cleared derivatives are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral associated with cleared derivatives (i.e., initial and variation margin) is typically delivered (or returned) daily and is not subject to any maximum unsecured thresholds. The Bank offsets the fair value amounts recognized for cleared derivatives transacted with each clearing member of each clearinghouse, including cash collateral pledged or received.
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of September 30, 2016 and December 31, 2015 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2016

Assets

Derivatives
Bilateral derivatives	$24,470	$(4,598)	$19,872	$(17,937)	(2)	$1,935
Cleared derivatives	36,521	23,095	59,616	—		59,616
Total derivatives	60,991	18,497	79,488	(17,937)		61,551
Securities purchased under agreements to resell	3,250,000	—	3,250,000	(3,250,000)		—

Total assets	$3,310,991	$18,497	$3,329,488	$(3,267,937)		$61,551

Liabilities

Derivatives
Bilateral derivatives	$259,533	$(249,580)	$9,953	$—		$9,953
Cleared derivatives	736,244	(736,244)	—	—	(4)	—

Total liabilities	$995,777	$(985,824)	$9,953	$—		$9,953

December 31, 2015

Assets

Derivatives
Bilateral derivatives	$25,809	$(8,110)	$17,699	$(13,214)	(3)	$4,485
Cleared derivatives	25,962	(20,581)	5,381	—		5,381
Total derivatives	51,771	(28,691)	23,080	(13,214)		9,866
Securities purchased under agreements to resell	1,000,000	—	1,000,000	(1,000,000)		—

Total assets	$1,051,771	$(28,691)	$1,023,080	$(1,013,214)		$9,866

Liabilities

Derivatives
Bilateral derivatives	$300,494	$(293,530)	$6,964	$—		$6,964
Cleared derivatives	257,480	(257,480)	—	—	(4)	—

Total liabilities	$557,974	$(551,010)	$6,964	$—		$6,964
_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of $17,670,000 of collateral pledged by member counterparties and $267,000 of securities pledged by non-member counterparties.

(3)	Consists of collateral pledged by member counterparties.

(4)
The Bank had pledged securities with an aggregate fair value of $640,563,000 and $300,184,000 at September 30, 2016 and December 31, 2015, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 11—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of September 30, 2016, it was not a party to any forward rate agreements.
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
The Bank enters into optional advance commitments with its members. In an optional advance commitment, the Bank sells an option to the member that provides the member with either the right to enter into an advance (a stand-alone option) or increase the amount of an existing advance (an embedded option) at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. Optional advance commitments involving Community Investment Program and Economic Development Program advances with a commitment period of three months or less are currently provided at no cost to members. The Bank may hedge an optional advance commitment through the use of an interest rate swaption. In this case, the swaption will function as the hedging instrument for both the commitment and, if the option is exercised by the member, the subsequent advance. These swaptions are treated as either economic hedges (in the case of stand-alone options) or fair value hedges (in the case of embedded options).
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
When cash flow hedge accounting for a specific derivative is discontinued due to the Bank's determination that such derivative no longer qualifies for hedge accounting treatment or because the derivative is terminated, the Bank will reclassify the cumulative fair value gains or losses recorded in AOCI as of the discontinuance date from AOCI into earnings when earnings are affected by the original forecasted transaction, except in cases where the cash flow hedge is discontinued because the forecasted transaction is no longer probable (i.e., the forecasted transaction will not occur in the originally expected period or within an additional two-month period of time thereafter). In such cases, any fair value gains or losses recorded in AOCI as of the determination date are immediately reclassified to earnings as a component of "net gains (losses) on derivatives and hedging activities." Similarly, if the Bank expects at any time that continued reporting of a net loss in AOCI would lead to recognizing a net loss on the combination of the hedging instrument and hedged transaction in one or more future periods, the amount that is not expected to be recovered is immediately reclassified to earnings as a component of "net gains (losses) on derivatives and hedging activities."

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at September 30, 2016 and December 31, 2015 (in thousands).

	September 30, 2016			December 31, 2015
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,107,905	$2,170	$142,605	$4,800,307	$3,176	$126,161
Available-for-sale securities	12,625,712	1,847	806,894	9,375,109	11,109	401,543
Consolidated obligation bonds	13,612,970	30,295	17,483	12,988,035	21,319	16,273
Consolidated obligation discount notes	425,000	6	11,833	100,000	—	1,508
Interest rate swaptions related to advances	3,000	9	—	4,000	17	—
Total derivatives designated as hedging instruments under ASC 815	31,774,587	34,327	978,815	27,267,451	35,621	545,485
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	1,500	—	4	1,500	2	—
Available-for-sale securities	2,624	—	192	2,625	21	40
Trading securities	—	—	—	100,000	1,270	—
Consolidated obligation discount notes	3,716,640	3,412	—	—	—	—
Intermediary transactions	363,503	17,743	16,592	1,925,960	13,480	11,810
Other	325,000	5,124	—	—	—	—
Mortgage delivery commitments	138	1	—	—	—	—
Interest rate caps
Held-to-maturity securities	1,200,000	210	—	1,650,000	738	—
Intermediary transactions	80,000	174	174	80,000	639	639
Total derivatives not designated as hedging instruments under ASC 815	5,689,405	26,664	16,962	3,760,085	16,150	12,489
Total derivatives before collateral and netting adjustments	$37,463,992	60,991	995,777	$31,027,536	51,771	557,974

Cash collateral and related accrued interest		(1,681)	(1,006,002)		(1,617)	(523,936)
Netting adjustments		20,178	20,178		(27,074)	(27,074)
Total collateral and netting adjustments(1)		18,497	(985,824)		(28,691)	(551,010)
Net derivative balances reported in statements of condition		$79,488	$9,953		$23,080	$6,964
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Gain (Loss) Recognized in Earnings for the		Gain (Loss) Recognized in Earnings for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$2,071	$(10,673)	$(23,148)	$(443)
Interest rate swaptions	(1)	1	(8)	1
Total net gain (loss) related to fair value hedge ineffectiveness	2,070	(10,672)	(23,156)	(442)
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	(2,720)	115	1,209	3,109
Net interest income on interest rate swaps	836	56	1,817	157
Interest rate caps	(2)	(331)	(528)	(970)
Mortgage delivery commitments	13	—	95	—
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(1,873)	(160)	2,593	2,296
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$197	$(10,832)	$(20,563)	$1,854
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2016 and 2015 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)
Three Months Ended September 30, 2016
Advances	$39,433	$(39,327)	$106	$(15,458)
Available-for-sale securities	114,056	(111,855)	2,201	(37,119)
Consolidated obligation bonds	(42,596)	42,359	(237)	12,298
Total	$110,893	$(108,823)	$2,070	$(40,279)
Three Months Ended September 30, 2015
Advances	$(34,542)	$34,332	$(210)	$(22,466)
Available-for-sale securities	(166,529)	160,183	(6,346)	(31,815)
Consolidated obligation bonds	58,838	(62,954)	(4,116)	36,747
Total	$(142,233)	$131,561	$(10,672)	$(17,534)
Nine Months Ended September 30, 2016
Advances	$(26,126)	$25,899	$(227)	$(49,862)
Available-for-sale securities	(423,390)	404,240	(19,150)	(112,314)
Consolidated obligation bonds	15,239	(19,018)	(3,779)	45,643
Total	$(434,277)	$411,121	$(23,156)	$(116,533)
Nine Months Ended September 30, 2015
Advances	$(17,444)	$18,030	$586	$(69,448)
Available-for-sale securities	(107,668)	109,217	1,549	(84,745)
Consolidated obligation bonds	65,482	(68,059)	(2,577)	103,877
Total	$(59,630)	$59,188	$(442)	$(50,316)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives in ASC 815 cash flow hedging relationships that were recognized in other comprehensive income and the gains (losses) reclassified from AOCI into earnings for the three and nine months ended September 30, 2016 and 2015 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest rate swaps related to anticipated issuances of consolidated obligation discount notes
Amount of gains (losses) recognized in other comprehensive income on derivatives (effective portion)	$2,147	$(2,415)	$(12,980)	$(2,415)
Amount of losses reclassified from AOCI into interest expense (effective portion) (1)	990	107	2,570	107
Amount of gains (losses) recognized in net gains (losses) on derivatives and hedging activities (ineffective portion)	—	—	—	—
_____________________________

(1)	Represents net interest expense associated with the derivatives.

For the three and nine months ended September 30, 2016 and 2015, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At September 30, 2016, $3,368,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At September 30, 2016, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions under master netting agreements (as of September 30, 2016, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $10.3 billion and $0.2 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations. The remainder of the Bank's interest rate exchange agreements have been cleared through third-party central clearinghouses (as of September 30, 2016, the notional balance of cleared transactions outstanding totaled $26.9 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank.
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

Note 12—Capital
At all times during the nine months ended September 30, 2016, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$707,088	$2,683,006	$493,617	$2,311,264
Total capital	$2,334,305	$2,683,006	$1,683,332	$2,311,264
Total capital-to-assets ratio	4.00%	4.60%	4.00%	5.49%
Leverage capital	$2,917,881	$4,024,509	$2,104,165	$3,466,896
Leverage capital-to-assets ratio	5.00%	6.90%	5.00%	8.24%
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the nine months ended September 30, 2016, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on February 25, 2016, June 27, 2016 and September 27, 2016, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On February 25, 2016, June 27, 2016 and September 27, 2016, the Bank repurchased surplus stock totaling $103,707,000, $60,999,000, and $47,783,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

Note 13—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$6	$5	$17	$15
Interest cost	7	12	22	36
Amortization of prior service cost	5	2	15	6
Amortization of net actuarial gain	(25)	(21)	(74)	(62)
Net periodic benefit credit	$(7)	$(2)	$(20)	$(5)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the nine months ended September 30, 2016 and 2015, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2016 and December 31, 2015. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of September 30, 2016, three vendor prices were received for substantially all of the Bank’s trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at September 30, 2016 or December 31, 2015.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2016 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$67,739	$67,739	$67,739	$—		$—		$—
Interest-bearing deposits	329	329	—	329		—		—
Securities purchased under agreements to resell	3,250,000	3,250,000	—	3,250,000		—		—
Federal funds sold	6,803,000	6,803,000	—	6,803,000		—		—
Trading securities (1)	118,431	118,431	9,928	108,503		—		—
Available-for-sale securities (1)	13,357,821	13,357,821	—	13,357,821		—		—
Held-to-maturity securities	2,670,612	2,689,513	—	2,575,600	(2)	113,913	(3)	—
Advances	31,821,835	31,905,690	—	31,905,690		—		—
Mortgage loans held for portfolio, net	69,988	75,116	—	75,116		—		—
Accrued interest receivable	91,827	91,827	—	91,827		—		—
Derivative assets (1)	79,488	79,488	—	60,991		—		18,497

Liabilities:
Deposits	1,121,375	1,121,381	—	1,121,381		—		—
Consolidated obligations
Discount notes	31,099,645	31,102,823	—	31,102,823		—		—
Bonds	23,122,425	23,120,557	—	23,120,557		—		—
Mandatorily redeemable capital stock	2,341	2,341	2,341	—		—		—
Accrued interest payable	36,806	36,806	—	36,806		—		—
Derivative liabilities (1)	9,953	9,953	—	995,777		—		(985,824)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of September 30, 2016.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

The Bank did not record any non-credit other-than-temporary impairment losses during the three months ended September 30, 2016 or June 30, 2016. During the three months ended March 31, 2016, the Bank recorded non-credit other-than-temporary impairment losses on one of its non-agency RMBS classified as held-to-maturity. Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurement for this impaired security was classified as a Level 3 measurement in the fair value hierarchy. Three third-party vendor prices were received for this security and the average of the three prices was used to determine the final fair value measurement.

Note 15—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At September 30, 2016, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $913 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At September 30, 2016 and December 31, 2015, the Bank had commitments to make additional advances totaling approximately $19,722,000 and $36,892,000, respectively. In addition, outstanding standby letters of credit totaled $9,590,809,000 and $7,180,763,000 at September 30, 2016 and December 31, 2015, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 7).
At September 30, 2016 and December 31, 2015, the Bank had commitments to issue $118,465,000 and $90,000,000, respectively, of consolidated obligation bonds, of which $108,465,000 and $90,000,000, respectively, were hedged with interest rate swaps. At September 30, 2016 and December 31, 2015, the Bank had commitments to issue $284,406,000 and $750,000,000, respectively, of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of September 30, 2016 and December 31, 2015, the Bank had pledged cash collateral of $1,005,910,000 and $523,871,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of September 30, 2016 and December 31, 2015, the Bank had pledged securities with carrying values (and fair values) of $640,563,000 and $300,184,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Note 17 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the nine months ended September 30, 2016 and 2015, interest income from loans to other FHLBanks totaled $1,138 and $4,089, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2016 and 2015 (in thousands).

	Nine Months Ended September 30,
	2016	2015
Balance at January 1,	$—	$—
Loans made to:
FHLBank of San Francisco	—	865,000
FHLBank of Des Moines	—	200,000
FHLBank of Boston	—	200,000
FHLBank of Topeka	112,000	55,000
Collections from:
FHLBank of San Francisco	—	(865,000)
FHLBank of Des Moines	—	(200,000)
FHLBank of Boston	—	(200,000)
FHLBank of Topeka	(112,000)	(55,000)
Balance at September 30,	$—	$—
During the nine months ended September 30, 2016 and 2015, interest expense on borrowings from other FHLBanks totaled $1,910 and $4,068, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2016 and 2015 (in thousands).

	Nine Months Ended September 30,
	2016	2015
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	—	380,000
FHLBank of Topeka	125,000	360,000
FHLBank of Atlanta	—	250,000
FHLBank of Boston	—	475,000
Repayments to:
FHLBank of San Francisco	—	(380,000)
FHLBank of Topeka	(125,000)	(360,000)
FHLBank of Atlanta	—	(250,000)
FHLBank of Boston	—	(475,000)
Balance at September 30,	$—	$—

Note 18 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended September 30, 2016
Balance at July 1, 2016	$(91,957)	$(14,394)	$(19,245)	$1,439	$(124,157)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(889)	—	—	—	(889)
Losses on cash flow hedges included in interest expense	—	990	—	—	990
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	—	8	—	8
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(20)	(20)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	97,845	—	—	—	97,845
Unrealized gains on cash flow hedges	—	2,147	—	—	2,147
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,076	—	1,076
Total other comprehensive income (loss)	96,956	3,137	1,084	(20)	101,157
Balance at September 30, 2016	$4,999	$(11,257)	$(18,161)	$1,419	$(23,000)

Three Months Ended September 30, 2015
Balance at July 1, 2015	$25,103	$—	$(24,123)	$1,299	$2,279
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(1,457)	—	—	—	(1,457)
Losses on cash flow hedge included in interest expense	—	107	—	—	107
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(69,013)	—	—	—	(69,013)
Unrealized loss on cash flow hedge	—	(2,415)	—	—	(2,415)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(8)	—	(8)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,495	—	1,495
Total other comprehensive income (loss)	(70,470)	(2,308)	1,487	(19)	(71,310)
Balance at September 30, 2015	$(45,367)	$(2,308)	$(22,636)	$1,280	$(69,031)

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Nine Months Ended September 30, 2016
Balance at January 1, 2016	$(82,278)	$(847)	$(21,376)	$1,478	$(103,023)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(5,104)	—	—	—	(5,104)
Losses on cash flow hedges included in interest expense	—	2,570	—	—	2,570
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	—	12	—	12
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(59)	(59)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	92,381	—	—	—	92,381
Unrealized losses on cash flow hedges	—	(12,980)	—	—	(12,980)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(302)	—	(302)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	3,505	—	3,505
Total other comprehensive income (loss)	87,277	(10,410)	3,215	(59)	80,023
Balance at September 30, 2016	$4,999	$(11,257)	$(18,161)	$1,419	$(23,000)

Nine Months Ended September 30, 2015
Balance at January 1, 2015	$22,412	$—	$(27,349)	$1,336	$(3,601)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(3,802)	—	—	—	(3,802)
Losses on cash flow hedge included in interest expense	—	107	—	—	107
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(56)	(56)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(63,977)	—	—	—	(63,977)
Unrealized loss on cash flow hedge	—	(2,415)	—	—	(2,415)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(83)	—	(83)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	4,796	—	4,796
Total other comprehensive income (loss)	(67,779)	(2,308)	4,713	(56)	(65,430)
Balance at September 30, 2015	$(45,367)	$(2,308)	$(22,636)	$1,280	$(69,031)
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
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, thrifts, insurance companies, credit unions, and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, substantially all of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small portfolio of government-guaranteed/insured and conventional mortgage loans, the majority of which were acquired during the period from 1998 to mid-2003 through the Mortgage Partnership Finance® (“MPF”®) Program offered by the FHLBank of Chicago. In 2016, the Bank resumed acquiring conventional mortgage loans through the MPF Program; during the nine months ended September 30, 2016, $25.6 million of mortgage loans were acquired. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 11 FHLBanks. Consolidated obligations are issued through the Office of Finance (acting as agent for the FHLBanks) and generally are publicly traded in the over-the-counter market. The Bank records on its statements of condition only those consolidated obligations for which it receives the proceeds. Consolidated obligations are not obligations of the U.S. government and the U.S. government does not guarantee them. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by S&P Global Ratings (“S&P”). These ratings indicate that each of these nationally recognized statistical rating organizations ("NRSROs") has concluded that the FHLBanks have a very strong capacity to meet their commitments to pay principal and interest on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks’ GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of September 30, 2016, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2016 and December 31, 2015.

MEMBERSHIP SUMMARY
	September 30, 2016	December 31, 2015
Commercial banks	624	631
Thrifts	60	59
Credit unions	106	104
Insurance companies	37	36
Community Development Financial Institutions	5	5
Total members	832	835
Housing associates	8	8
Non-member borrowers	8	11
Total	848	854
Community Financial Institutions (“CFIs”) (1)	621	636
_____________________________

(1)
The figures shown reflect the number of institutions that were Community Financial Institutions as of September 30, 2016 and December 31, 2015 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2016, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2015, 2014 and 2013 of less than $1.128 billion. For 2015, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2014, 2013 and 2012 of less than $1.123 billion.
Financial Market Conditions
Economic growth in the United States expanded moderately during the third quarter of 2016. The gross domestic product increased at an annual rate of 2.9 percent during the third quarter of 2016, after increasing at an annual rate of 1.4 percent during the second quarter of 2016, 0.8 percent during the first quarter of 2016 and 2.6 percent during 2015. The nationwide unemployment rate was 5.0 percent at September 30, 2016, up slightly from 4.9 percent at June 30, 2016 and the same as the rates at both March 31, 2016 and December 31, 2015. Housing prices continued to improve in most major metropolitan areas.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0.25 percent and 0.50 percent throughout the first nine months of 2016. At its November 2016 meeting, the FOMC stated that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run.
One-month and three-month LIBOR increased during the first nine months of 2016, with one-month and three-month LIBOR ending the third quarter at 0.53 percent and 0.85 percent, respectively, as compared to 0.43 percent and 0.61 percent, respectively, at the end of 2015.

The following table presents information on various market interest rates at September 30, 2016 and December 31, 2015 and various average market interest rates for the three-month and nine-month periods ended September 30, 2016 and 2015.

	Ending Rate		Average Rate		Average Rate
	September 30, 2016	December 31, 2015	Third Quarter 2016	Third Quarter 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Federal Funds Target (1)	0.50%	0.50%	0.50%	0.25%	0.50%	0.25%
Average Effective Federal Funds Rate (2)	0.29%	0.20%	0.40%	0.14%	0.38%	0.19%
1-month LIBOR (1)	0.53%	0.43%	0.51%	0.20%	0.46%	0.18%
3-month LIBOR (1)	0.85%	0.61%	0.79%	0.31%	0.69%	0.28%
2-year LIBOR (1)	1.01%	1.18%	0.96%	0.88%	0.92%	0.86%
5-year LIBOR (1)	1.18%	1.74%	1.14%	1.65%	1.21%	1.64%
10-year LIBOR (1)	1.46%	2.19%	1.43%	2.28%	1.60%	2.20%
3-month U.S. Treasury (1)	0.29%	0.16%	0.30%	0.04%	0.28%	0.03%
2-year U.S. Treasury (1)	0.77%	1.06%	0.73%	0.69%	0.78%	0.64%
5-year U.S. Treasury (1)	1.14%	1.76%	1.13%	1.56%	1.24%	1.51%
10-year U.S. Treasury (1)	1.60%	2.27%	1.56%	2.22%	1.74%	2.12%
_____________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2016 Summary

•
The Bank ended the third quarter of 2016 with total assets of $58.4 billion compared with $42.1 billion at the end of 2015. The $16.3 billion increase in total assets during the nine-month period was attributable primarily to increases in the Bank's advances ($7.1 billion), short-term liquidity portfolio ($6.1 billion) and long-term investments ($3.0 billion).

•	Total advances increased from $24.7 billion at December 31, 2015 to $31.8 billion at September 30, 2016.

•
The Bank’s net income for the three and nine months ended September 30, 2016 was $21.1 million and $50.6 million, respectively, as compared to $5.6 million and $52.5 million, respectively, during the corresponding periods in 2015. The increase of $15.5 million for the three months ended September 30, 2016 compared to the corresponding period in 2015 was due primarily to a $16.3 million increase in net interest income and an $11.0 million favorable change in gains and losses on derivatives and hedging activities (most of which are expected to be transitory in nature), offset by a $4.7 million increase in other expenses, a $3.8 million decrease in realized gains on the sales of long-term investment securities, a $2.0 million unfavorable change in gains and losses on trading securities and a $1.7 million increase in Affordable Housing Program expenses. The decrease of $1.9 million for the nine months ended September 30, 2016 compared to the corresponding period in 2015 was due primarily to a $22.4 million unfavorable change in gains and losses on derivatives and hedging activities (most of which are expected to be transitory in nature), an $11.3 million decrease in realized gains on the sales of long-term investment securities and a $6.8 million increase in other expenses, offset by a $29.4 million increase in net interest income, a $7.6 million increase in gains on trading securities and a $1.1 million increase in letter of credit fees. For additional discussion, see the section entitled "Results of Operations" beginning on page 62 of this report.

•
At all times during the first nine months of 2016, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $800.6 million (1.37 percent of total assets) at September 30, 2016 from $762.2 million (1.81 percent of total assets) at December 31, 2015.

•
During the first nine months of 2016, the Bank paid dividends totaling $12.2 million. The Bank’s first quarter 2016 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.375 percent (as average one-month LIBOR for the fourth quarter of 2015 was 0.251 percent) and 1.251 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2015 plus 1.0 percent), respectively. The Bank’s second quarter 2016 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.431 percent (a rate equal to average one-month LIBOR for the first quarter of 2016) and 1.431 percent (a rate equal to average one-month LIBOR for the first quarter of 2016 plus 1.0 percent), respectively. The Bank’s third quarter 2016 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.444 percent (a rate equal to average one-month LIBOR for the second quarter of 2016) and 1.444 percent (a rate equal to average one-month LIBOR for the second quarter of 2016 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2016			2015
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$31,821,835	$31,122,698	$24,294,953	$24,746,802	$22,769,525
Investments (1)	26,200,193	22,982,268	24,989,577	16,323,518	18,773,335
Mortgage loans	70,129	67,009	54,051	55,258	59,234
Allowance for credit losses on mortgage loans	141	141	141	141	141
Total assets	58,357,619	54,438,210	49,503,208	42,082,027	42,990,088
Consolidated obligations — discount notes	31,099,645	30,047,547	27,023,718	20,541,329	20,253,360
Consolidated obligations — bonds	23,122,425	20,747,687	19,006,826	18,024,692	19,130,108
Total consolidated obligations(2)	54,222,070	50,795,234	46,030,544	38,566,021	39,383,468
Mandatorily redeemable capital stock(3)	2,341	3,251	8,936	8,929	4,358
Capital stock — putable	1,880,042	1,810,769	1,583,434	1,540,132	1,464,306
Unrestricted retained earnings	727,513	715,278	702,374	699,213	688,811
Restricted retained earnings	73,110	68,885	64,648	62,990	60,054
Total retained earnings	800,623	784,163	767,022	762,203	748,865
Accumulated other comprehensive income (loss)	(23,000)	(124,157)	(101,804)	(103,023)	(69,031)
Total capital	2,657,665	2,470,775	2,248,652	2,199,312	2,144,140
Dividends paid(3)	4,665	4,048	3,467	1,343	1,200
Income statement (for the quarter)
Net interest income	$44,668	$37,813	$35,734	$32,759	$28,349
Other income (loss)	2,405	5,393	(7,096)	4,411	(3,310)
Other expense	23,600	19,662	19,430	20,857	18,872
AHP assessment	2,348	2,355	922	1,632	617
Net income	21,125	21,189	8,286	14,681	5,550
Performance ratios
Net interest margin(4)	0.31%	0.30%	0.31%	0.31%	0.27%
Return on average assets	0.15	0.17	0.07	0.14	0.05
Return on average equity	3.23	3.46	1.51	2.72	1.02
Return on average capital stock (5)	4.49	4.88	2.10	3.95	1.55
Total average equity to average assets	4.61	4.79	4.83	5.16	5.02
Regulatory capital ratio(6)	4.60	4.77	4.77	5.49	5.16
Dividend payout ratio (3)(7)	22.08	19.10	41.84	9.15	21.62
Average effective federal funds rate(8)	0.40%	0.37%	0.36%	0.16%	0.14%

_____________________________

(1)	Investments consist of federal funds sold, interest-bearing deposits, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $968 billion, $964 billion, $897 billion, $905 billion and $857 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $54 billion, $51 billion, $46 billion, $39 billion and $39 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $9 thousand, $11 thousand, $4 thousand, $4 thousand and $4 thousand for the quarters ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

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
Final Rule Establishing Margin Requirements for the TBA Market
On June 15, 2016, the SEC approved a rule that was proposed by the Financial Industry Regulatory Authority (“FINRA”) which will require the margining of certain “to-be-announced” (“TBA”) transactions. Specifically, FINRA Rule 4210 will require FINRA members to collect from, but not post to, their customer’s maintenance margin (i.e., initial margin) and variation margin on transactions that are “Covered Agency Transactions,” subject to certain exemptions. A “Covered Agency Transaction” includes:

•
TBA transactions inclusive of ARM transactions and Specified Pool Transactions (each as defined by FINRA rules) for which the difference between the trade date and contractual settlement date is greater than one business day; and

•
Collateralized mortgage obligations issued in conformity with a program of an agency or a GSE for which the difference between the trade date and contractual settlement date is greater than three business days.

Covered Agency Transactions with a counterparty in multifamily housing securities are exempt from the margin requirements provided that certain requirements are met.
Under the rule, the Bank is exempt from posting initial margin but would be required to post variation margin to its FINRA-member counterparty in connection with any Covered Agency Transactions, provided the Bank has more than $10 million in gross open positions with the counterparty.
FINRA members will be required to comply with the new margin requirements beginning in December 2017.
Proposed Rule on Indemnification Payments
On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by a FHLBank to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action initiated by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments would only be permitted if they relate to:

•
premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into on or prior to September 20, 2016.
The proposed rule also outlines the process that a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the Finance Agency.
Comments on the proposed rule are due by December 21, 2016.

Financial Condition
The following table provides selected period-end balances as of September 30, 2016 and December 31, 2015, as well as selected average balances for the nine-month period ended September 30, 2016 and the year ended December 31, 2015. As shown in the table, the Bank’s total assets increased by 38.7 percent between December 31, 2015 and September 30, 2016, due primarily to increases in the Bank's advances, short-term liquidity portfolio and long-term investments of $7.1 billion, $6.1 billion and $3.0 billion, respectively. As the Bank’s assets increased, the funding for those assets also increased. During the nine months ended September 30, 2016, total consolidated obligations increased by $15.7 billion as consolidated obligation bonds and consolidated obligation discount notes increased by $5.1 billion and $10.6 billion, respectively.

The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2016
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2015
Advances	$31,822	$7,075	28.6%	$24,747
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	—	(800)	(100.0)%	800
Securities purchased under agreements to resell	3,250	2,250	225.0%	1,000
Federal funds sold	6,803	4,632	213.4%	2,171
Long-term investments
Trading securities	109	(93)	(46.0)%	202
Available-for-sale securities	13,358	3,645	37.5%	9,713
Held-to-maturity securities	2,671	(557)	(17.3)%	3,228
Mortgage loans, net	70	15	27.3%	55
Total assets	58,358	16,276	38.7%	42,082
Consolidated obligations — bonds	23,122	5,097	28.3%	18,025
Consolidated obligations — discount notes	31,100	10,559	51.4%	20,541
Total consolidated obligations	54,222	15,656	40.6%	38,566
Mandatorily redeemable capital stock	2	(7)	(77.8)%	9
Capital stock	1,880	340	22.1%	1,540
Retained earnings	801	39	5.1%	762
Average total assets	51,190	9,004	21.3%	42,186
Average capital stock	1,737	387	28.7%	1,350
Average mandatorily redeemable capital stock	6	2	50.0%	4
_____________________________

(1)	Represents excess cash held by the Bank. These amounts are classified as “Cash and due from banks” in the Bank’s statements of condition.

Advances
The Bank's advances balances (at par value) increased by $7.1 billion (28.6 percent) during the first nine months of 2016. The increase in the Bank's advances was due largely to increased demand for loans from its larger members. The following table presents advances outstanding, by type of institution, as of September 30, 2016 and December 31, 2015.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial banks	$23,428	74%	$17,726	72%
Thrifts	2,441	8	2,590	11
Credit unions	2,595	8	2,763	11
Insurance companies	3,186	10	1,546	6
Community Development Financial Institutions	14	—	11	—
Total member advances	31,664	100	24,636	100
Housing associates	28	—	2	—
Non-member borrowers	11	—	12	—
Total par value of advances	$31,703	100%	$24,650	100%
Total par value of advances outstanding to CFIs (1)	$7,496	24%	$6,559	27%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of September 30, 2016 and December 31, 2015 based upon the definitions of CFIs that applied as of those dates.
At September 30, 2016, advances outstanding to the Bank’s five largest borrowers totaled $8.2 billion, representing 25.8 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2015 totaled $6.5 billion, representing 26.2 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2016.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2016
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$2,800	8.8%
Texas Capital Bank, N.A.	1,650	5.2
Centennial Bank	1,420	4.5
Southside Bank	1,172	3.7
LegacyTexas Bank	1,134	3.6
	$8,176	25.8%

The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2016 and December 31, 2015.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2016		December 31, 2015
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$17,521	55.3%	$17,220	69.9%
Adjustable/variable-rate indexed	12,684	40.0	5,949	24.1
Amortizing	1,498	4.7	1,481	6.0
Total par value	$31,703	100.0%	$24,650	100.0%
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
Short-Term Liquidity Holdings
At September 30, 2016, the Bank’s short-term liquidity holdings were comprised of $6.8 billion of overnight federal funds sold and $3.3 billion of overnight reverse repurchase agreements. At December 31, 2015, the Bank’s short-term liquidity holdings were comprised of $2.2 billion of overnight federal funds sold, a $1.0 billion overnight reverse repurchase agreement and $0.8 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. All of the Bank's federal funds sold during the nine months ended September 30, 2016 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. As of September 30, 2016, the Bank’s overnight federal funds sold consisted of $2.5 billion sold to counterparties rated double-A, $3.8 billion sold to counterparties rated single-A and $0.5 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and, on and after July 14, 2015, the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Legislative and Regulatory Developments in the 2015 10-K. For the nine months ended September 30, 2016, the Bank's core mission asset ("CMA") ratio was 60.73 percent. In comparison, the Bank's CMA ratio was 55.96 percent for the year ended December 31, 2015.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2016 and December 31, 2015 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
September 30, 2016	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$17	$517	$109	$643	$17
GSE obligations	—	6,780	—	6,780	—
State housing agency obligations	110	—	—	110	110
Other	—	340	—	340	—
Total debentures	127	7,637	109	7,873	127

Mortgage-backed securities portfolio
U.S. government-guaranteed residential MBS	3	—	—	3	3
GSE residential MBS	2,376	—	—	2,376	2,384
GSE commercial MBS	62	5,721	—	5,783	61
Non-agency residential MBS	103	—	—	103	114
Total MBS	2,544	5,721	—	8,265	2,562
Total long-term investments	$2,671	$13,358	$109	$16,138	$2,689

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2015	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$22	$498	$202	$722	$21
GSE obligations	—	5,339	—	5,339	—
State housing agency obligations	110	—	—	110	110
Other	—	371	—	371	—
Total debentures	132	6,208	202	6,542	131

Mortgage-backed securities portfolio
U.S. government-guaranteed residential MBS	4	—	—	4	4
GSE residential MBS	2,909	—	—	2,909	2,931
GSE commercial MBS	62	3,505	—	3,567	61
Non-agency residential MBS	121	—	—	121	135
Total MBS	3,096	3,505	—	6,601	3,131
Total long-term investments	$3,228	$9,713	$202	$13,143	$3,262

As of September 30, 2016, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE mortgage-backed securities ("MBS") were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), are currently rated triple-A by Moody's and Fitch. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table on page 53.

During the nine months ended September 30, 2016, the Bank acquired (based on trade date) $1.9 billion of GSE commercial MBS ("CMBS"), $3.7 billion of GSE debentures and $0.3 billion of U.S. Treasury Notes, all of which were classified as available-for-sale. All of the Bank's CMBS holdings are backed by multi-family loans. During this same nine-month period, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $434.3 million and $37.2 million, respectively.
During the nine months ended September 30, 2016, the Bank sold approximately $130 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $0.8 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in higher yielding GSE CMBS. During this same nine-month period, the Bank sold approximately $2.6 billion (par value) of non-MBS securities classified as available-for-sale. The aggregate gains recognized on these sales totaled $5.1 million. The non-MBS securities that were sold were largely replaced with longer-dated, higher yielding GSE debentures.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At September 30, 2016, the Bank held $8.3 billion (amortized cost) of MBS, which represented 310 percent of its total regulatory capital as of that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
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
Gross unrealized losses on the Bank’s MBS investments decreased from $102.7 million at December 31, 2015 to $68.8 million at September 30, 2016. As of September 30, 2016, $56.4 million of the gross unrealized losses related to the Bank’s holdings of GSE CMBS, $8.1 million related to non-agency RMBS and $4.3 million related to GSE RMBS.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2016 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.

All but one of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of September 30, 2016. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$7,020	$7,020	$7,020	$6,593	$427
Triple-B	3	13,713	13,713	13,713	13,056	657
Double-B	2	2,787	2,787	2,787	2,621	166
Single-B	4	18,588	18,479	16,632	16,571	1,908
Triple-C	12	78,153	70,847	56,218	66,859	4,887
Single-D	1	10,159	8,209	6,524	8,120	89
Not Rated	1	99	99	99	93	6
Total	24	$130,519	$121,154	$102,993	$113,913	$8,140
At September 30, 2016, the Bank’s portfolio of non-agency RMBS was comprised of 5 securities with an aggregate unpaid principal balance of $18 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $112 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2015, the Bank’s portfolio of non-agency RMBS was comprised of 8 securities backed by fixed-rate loans with an aggregate unpaid principal balance of $25 million and 19 securities backed by option ARM loans with an aggregate unpaid principal balance of $128 million. Three of the Bank's unimpaired non-agency RMBS were paid in full during the nine months ended September 30, 2016. A summary of the Bank’s non-agency RMBS as of December 31, 2015 by classification by the originator at the time of issuance and collateral type is presented in the 2015 10-K; there were no material changes to this information during the nine months ended September 30, 2016.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of September 30, 2016 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 12 of this report).
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through September 30, 2016, the Bank has amortized $0.4 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on these securities have totaled $1.9 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $2.3 million. Based on the cash flow analyses performed as of September 30, 2016, the Bank currently expects to recover in future periods an additional $8.7 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through September 30, 2016.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of September 30, 2016 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning July 1, 2016 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. Under the more stressful housing price scenario, an additional $1,000 of credit impairment would have been recorded as of September 30, 2016 on the one security that was deemed to be other-than-temporarily impaired at that date under the best estimate scenario. None of the Bank’s other non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($2.5 billion par value at September 30, 2016) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2016, one-month LIBOR was 0.53 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($2.0 billion) was between 6.00 percent and 6.50 percent. As of September 30, 2016, one-month LIBOR rates were 542 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.2 billion of interest rate caps with remaining maturities ranging from 24 months to 59 months as of September 30, 2016, and strike rates of 6.50 percent. If interest rates rise above the strike rates specified in these interest rate cap agreements, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between 6.50 percent and three-month LIBOR.
The following table provides a summary of the notional amounts and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of September 30, 2016.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount
Third quarter 2018	$200
First quarter 2019	250
Third quarter 2021 (1)	750
$1,200

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.
Consolidated Obligations and Deposits
During the nine months ended September 30, 2016, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $5.1 billion and its outstanding consolidated obligation discount notes increased by $10.6 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2016 and December 31, 2015.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2016		December 31, 2015
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$10,223	44.2%	$9,244	51.3%
Callable	1,892	8.2	2,515	13.9
Variable-rate	8,451	36.6	3,625	20.1
Callable step-up	2,454	10.6	2,510	13.9
Callable step-down	100	0.4	150	0.8
Total par value	$23,120	100.0%	$18,044	100.0%

During the first nine months of 2016, the Bank issued $19.1 billion of consolidated obligation bonds and approximately $103.9 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes, as well as to fund the increases in the Bank's investment and advances portfolios. At September 30, 2016 and December 31, 2015, discount notes comprised approximately 57 percent and 53 percent, respectively, of the Bank's total outstanding consolidated obligations. During the nine months ended September 30, 2016, the Bank's bond issuance (based on par value) consisted of approximately $8.7 billion of variable-rate bonds, $4.8 billion of fixed-rate non-callable bonds (most of which were swapped), and $5.6 billion of swapped fixed-rate callable bonds (including step-up and step-down bonds).

The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 19 basis points during the three months ended September 30, 2016, compared to LIBOR minus 14 basis points during the three months ended June 30, 2016, LIBOR minus 12 basis points during the three months ended March 31, 2016 and LIBOR minus 12 basis points during the three months ended September 30, 2015. The Bank's funding levels (relative to LIBOR) for consolidated obligation bonds deteriorated in the second half of 2015 due to a significant decrease in swap spreads during that period and an increase in competing debt issuance by other GSEs. Swap spreads tightened relative to U.S. Treasury debt during the second half of 2015 due to several factors, including a large volume of swapped corporate debt issuance, a rise in repo rates and increased sales of U.S. Treasury debt by central banks. Swap spreads widened during the second and third quarters of 2016, resulting in an improvement in the Bank's funding levels (relative to LIBOR) for consolidated obligation bonds. The widening of swap spreads was mainly due to the then impending changes to the rules that govern money market funds.
The cost of the Bank's consolidated obligation discount notes also increased during the second half of 2015 due to short term debt investors' desire to invest only in very short maturity instruments, which was attributable to the uncertainty at that time regarding potential interest rate increases by the FOMC at its September 2015 and December 2015 meetings. Dealers' reduced capacity to hold consolidated obligation discount notes (due to balance sheet constraints) also contributed to the increase in the Bank's discount note funding costs during the second half of 2015. While dealers' balance sheets were less constrained during the first quarter of 2016, the cost of discount notes increased commensurate with the increase in short-term interest rates during the first quarter of 2016. The cost of discount notes continued to increase early in the second quarter, primarily due to uncertainty regarding future rate increases by the FOMC. Toward the end of the second quarter and continuing into the third quarter, the Bank's discount note funding costs improved due in part to Great Britain's vote to exit the European Union and the then impending changes to the rules that govern money market funds, each of which contributed to increased demand for discount notes.
Demand and term deposits were $1.1 billion and $1.0 billion at September 30, 2016 and December 31, 2015, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.9 billion and $1.5 billion at September 30, 2016 and December 31, 2015, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $1.4 billion for the year ended December 31, 2015 to $1.7 billion for the nine months ended September 30, 2016.
Mandatorily redeemable capital stock outstanding at September 30, 2016 and December 31, 2015 was $2.3 million and $8.9 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At September 30, 2016 and December 31, 2015, the Bank’s five largest shareholders collectively held $350 million and $278 million, respectively, of capital stock, which represented 18.6 percent and 17.9 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2016.
FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2016
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$121,800	6.5%
Centennial Bank	66,522	3.5
Texas Capital Bank, N.A.	62,223	3.3
Southside Bank	51,901	2.8
Iberiabank	47,589	2.5
	$350,035	18.6%
As of September 30, 2016, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

The following table presents outstanding capital stock, by type of institution, as of September 30, 2016 and December 31, 2015.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2016		December 31, 2015
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,345	71%	$1,065	69%
Credit unions	228	12	226	15
Thrifts	131	8	152	10
Insurance companies	175	9	97	6
Community Development Financial Institutions	1	—	—	—
Total capital stock classified as capital	1,880	100	1,540	100
Mandatorily redeemable capital stock	2	—	9	—
Total regulatory capital stock	$1,882	100%	$1,549	100%
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
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the nine months ended September 30, 2016, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on February 25, 2016, June 27, 2016 and September 27, 2016, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On February 25, 2016, June 27, 2016 and September 27, 2016, the Bank repurchased surplus stock totaling $103,707,000, $60,999,000 and $47,783,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.
At September 30, 2016, the Bank’s excess stock totaled $380.2 million, which represented 0.7 percent of the Bank’s total assets as of that date.
During the nine months ended September 30, 2016, the Bank’s retained earnings increased by $38.4 million, from $762.2 million to $800.6 million. During this same period, the Bank paid dividends on capital stock totaling $12.2 million, which represented a weighted average annualized dividend rate of 1.01 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.375 percent (as average one-month LIBOR for the fourth quarter of 2015 was 0.251 percent) and 1.251 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2015 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2015 through December 31, 2015, were paid on March 31, 2016. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.431 percent (a rate equal to average one-month LIBOR for the first quarter of 2016) and 1.431 percent (a rate equal to average one-month LIBOR for the first quarter of 2016 plus 1.0 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2016 through March 31, 2016, were paid on June 28, 2016. The Bank’s third quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.444 percent (a rate equal to average one-month LIBOR for the second quarter of 2016) and 1.444 percent (a rate equal to average one-month LIBOR for the second quarter of 2016 plus 1.0 percent), respectively. The third quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from April 1, 2016 through June 30, 2016, were paid on September 28, 2016.

While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends on Class B-1 Stock during the fourth quarter of 2016 at an annualized rate equal to average one-month LIBOR for the third quarter of 2016. Further, the Bank currently expects to pay dividends on Class B-2 Stock at an annualized rate equal to average one-month LIBOR for the third quarter of 2016 plus 1.0 percent.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2015 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At September 30, 2016, the Bank’s total risk-based capital requirement was $707 million, comprised of credit risk, market risk and operations risk capital requirements of $363 million, $181 million and $163 million, respectively, and its permanent capital was $2.7 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at September 30, 2016 or December 31, 2015. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the nine months ended September 30, 2016, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2016, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 4.60 percent and 6.90 percent, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2016 and December 31, 2015, see “Item 1. Financial Statements” (specifically, Note 12 on page 32 of this report).
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

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2016 and December 31, 2015.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
September 30, 2016
Advances	$3,820	$1,291	$—	$2	$5,113
Investments	—	12,626	—	1,203	13,829
Consolidated obligation bonds	—	13,613	—	—	13,613
Consolidated obligation discount notes	—	—	425	3,716	4,141
Intermediary positions	—	—	—	443	443
Other	—	—	—	325	325
Total notional balance	$3,820	$27,530	$425	$5,689	$37,464
December 31, 2015
Advances	$3,361	$1,443	$—	$2	$4,806
Investments	—	9,375	—	1,753	11,128
Consolidated obligation bonds	—	12,988	—	—	12,988
Consolidated obligation discount notes	—	—	100	—	100
Intermediary positions	—	—	—	2,006	2,006
Total notional balance	$3,361	$23,806	$100	$3,761	$31,028

The following table presents the earnings impact of derivatives and hedging activities during the three and nine months ended September 30, 2016 and 2015.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Intermediary Transactions	Other	Total
Three Months Ended September 30, 2016
Amortization/accretion of hedging activities in net interest income (1)	$—	$17	$(1)	$—	$—	$—	$16
Net interest settlements included in net interest income (2)	(16)	(55)	13	(1)	—	—	(59)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	2	—	—	—	—	2
Net losses on economic hedges	—	—	—	(2)	—	(2)	(4)
Net interest settlements on economic hedges	—	—	—	1	—	—	1
Total net gains (losses) on derivatives and hedging activities	—	2	—	(1)	—	(2)	(1)
Net impact of derivatives and hedging activities	$(16)	$(36)	$12	$(2)	$—	$(2)	$(44)

Three Months Ended September 30, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$22	$—	$—	$—	$—	$21
Net interest settlements included in net interest income (2)	(24)	(54)	37	—	—	—	(41)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	1	(6)	(5)	—	—	—	(10)
Total net gains (losses) on derivatives and hedging activities	1	(6)	(5)	—	—	—	(10)
Net impact of derivatives and hedging activities	$(24)	$(38)	$32	$—	$—	$—	$(30)

Nine Months Ended September 30, 2016
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$55	$(6)	$—	$—	$—	$48
Net interest settlements included in net interest income (2)	(51)	(168)	50	(3)	—	—	(172)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(19)	(4)	—	—	—	(23)
Net gains (losses) on economic hedges	—	(3)	(2)	—	—	5	—
Net interest settlements on economic hedges	—	—	—	1	—	1	2
Total net gains (losses) on derivatives and hedging activities	—	(22)	(6)	1	—	6	(21)
Net impact of derivatives and hedging activities	(52)	(135)	38	(2)	—	6	(145)
Net gain on hedged financial instrument classified as trading	—	2	—	—	—	—	2
	$(52)	$(133)	$38	$(2)	$—	$6	$(143)

Nine Months Ended September 30, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(6)	$73	$1	$—	$—	$—	$68
Net interest settlements included in net interest income (2)	(72)	(158)	103	—	—	—	(127)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	1	2	(3)	—	—	—	—
Net gains (losses) on economic hedges	—	(1)	2	—	1	—	2
Total net gains (losses) on derivatives and hedging activities	1	1	(1)	—	1	—	2
Net impact of derivatives and hedging activities	$(77)	$(84)	$103	$—	$1	$—	$(57)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2016, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $10.3 billion.
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
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of September 30, 2016, the Bank had cleared trades outstanding with notional amounts totaling $26.9 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is typically delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2016.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Liability positions with credit exposure
Single-A	1	$745.4	$(15.4)	$15.5	$—	$0.1
Triple-B (3)	3	3,576.5	(142.5)	144.3	—	1.8
Cleared derivatives (4)		26,906.7	(699.7)	759.3	640.6	700.2
Total derivative positions with non-member counterparties to which the Bank had credit exposure	4	31,228.6	(857.6)	919.1	640.6	702.1
Asset positions without credit exposure	5	552.0	1.7	(1.7)	(0.3)	—
Liability positions without credit exposure (5)	9	5,461.5	(96.4)	86.9	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	14	6,013.5	(94.7)	85.2	(0.3)	—
Total non-member counterparties	18	37,242.1	(952.3)	$1,004.3	$640.3	$702.1

Member institutions
Interest rate exchange agreements (6)
Asset positions	10	181.8	17.7
Liability positions	1	40.0	(0.2)
Mortgage delivery commitments		0.1	—
Total member institutions	11	221.9	17.5

Total	29	$37,464.0	$(934.8)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of September 30, 2016.

(2)	Includes amounts that had not settled as of September 30, 2016.

(3)
The figures for the liability positions with credit exposure include transactions with an aggregate notional principal of $1.5 billion with a counterparty that is affiliated with a non-member shareholder of the Bank.

(4)	The counterparties to the Bank's cleared derivatives transactions are unrated.

(5)
The figures for the liability positions without credit exposure included transactions with an aggregate notional principal of $630.8 million with a counterparty that is affiliated with a non-member shareholder of the Bank and transactions with an aggregate notional principal of $325.1 million with a counterparty that is affiliated with a member of the Bank as of September 30, 2016.

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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 104 percent and 105 percent at September 30, 2016 and December 31, 2015, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended September 30, 2016 and 2015 was $21.1 million and $5.6 million, respectively. The Bank’s net income for the three months ended September 30, 2016 represented an annualized return on average capital stock (“ROCS”) of 4.49 percent. In comparison, the Bank’s ROCS was 1.55 percent for the three months ended September 30, 2015. Net income for the nine months ended September 30, 2016 and 2015 was $50.6 million and $52.5 million, respectively. For the nine months ended September 30, 2016, the Bank's ROCS was 3.89 percent. In comparison, the Bank’s ROCS was 5.37 percent for the nine months ended September 30, 2015. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended September 30, 2016 and 2015, the Bank’s income before assessments was $23.5 million and $6.2 million, respectively. As discussed in more detail below, the $17.3 million increase in income before assessments from period to period was attributable to a $16.3 million increase in net interest income and a $5.7 million favorable change in other income (loss), offset by a $4.7 million increase in other expense.
During the nine months ended September 30, 2016 and 2015, the Bank’s income before assessments was $56.2 million and $58.3 million, respectively. As discussed in more detail below, the $2.1 million decrease in income before assessments from period to period was attributable to a $24.7 million unfavorable change in other income (loss) and a $6.8 million increase in other expense, offset by a $29.4 million increase in net interest income.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended September 30, 2016 and 2015, the Bank’s net interest income was $44.7 million and $28.3 million, respectively. The Bank’s net interest income was $118.2 million and $88.8 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in net interest income for both the three- and nine-month periods ended September 30, 2016 as compared to the corresponding periods in 2015 was due primarily to an increase in the average balances of the Bank's interest-earning assets. The Bank's average balance of interest-earning assets increased from $43.3 billion during the three months ended September 30, 2015 to $57.2 billion during the comparable period in 2016. For the nine-month periods, the Bank's average balance of interest-earning assets increased from $42.8 billion in 2015 to $52.0 billion in 2016.
For the three months ended September 30, 2016 and 2015, the Bank’s net interest margin was 31 basis points and 27 basis points, respectively. The Bank’s net interest margin was 30 basis points and 28 basis points for the nine months ended September 30, 2016 and 2015, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 28 basis points and 27 basis points for the three and nine months ended September 30, 2016, respectively, compared to 25 basis points and 26 basis points for the three and nine months ended September 30, 2015, respectively.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 2 basis points during both the three and nine months ended September 30, 2015, to 3 basis points during both the three and nine months ended September 30, 2016, due to an increase in short-term interest rates.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2016 and 2015.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$1,019	$1	0.40%	$539	$—	0.13%
Securities purchased under agreements to resell	2,409	3	0.43%	2,822	1	0.10%
Federal funds sold	5,386	6	0.41%	4,985	2	0.13%
Investments
Trading	119	—	1.95%	212	—	0.29%
Available-for-sale (3)	13,080	36	1.11%	7,612	12	0.59%
Held-to-maturity (3)	2,785	7	1.06%	3,595	6	0.76%
Advances (4)	32,336	59	0.73%	23,457	32	0.55%
Mortgage loans held for portfolio	67	1	4.89%	61	1	5.77%
Total earning assets	57,201	113	0.79%	43,283	54	0.50%
Cash and due from banks	39			105
Other assets	152			169
Derivatives netting adjustment (2)	(1,021)			(546)
Fair value adjustment on available-for-sale securities (3)	(46)			3
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(19)			(24)
Total assets	$56,306	113	0.80%	$42,990	54	0.50%
Liabilities and Capital
Interest-bearing deposits (2)	$794	1	0.29%	$856	—	0.03%
Consolidated obligations
Bonds	21,186	36	0.68%	20,630	19	0.38%
Discount notes	31,447	32	0.41%	19,060	6	0.12%
Mandatorily redeemable capital stock and other borrowings	4	—	0.53%	11	—	0.01%
Total interest-bearing liabilities	53,431	69	0.51%	40,557	25	0.25%
Other liabilities	1,298			823
Derivatives netting adjustment (2)	(1,021)			(546)
Total liabilities	53,708	69	0.51%	40,834	25	0.25%
Total capital	2,598			2,156
Total liabilities and capital	$56,306		0.49%	$42,990		0.23%
Net interest income		$44			$29
Net interest margin			0.31%			0.27%
Net interest spread			0.28%			0.25%
Impact of non-interest bearing funds			0.03%			0.02%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2016 and 2015 in the table above include $1.0 billion and $0.5 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended September 30, 2016 and 2015 in the table above includes $2 million and $7 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2016 and 2015.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$898	$3	0.38%	$604	$—	0.12%
Securities purchased under agreements to resell	1,637	5	0.39%	2,855	2	0.09%
Federal funds sold	5,083	15	0.39%	6,848	6	0.11%
Investments
Trading	180	2	1.73%	245	—	0.13%
Available-for-sale (3)	12,144	92	1.01%	7,053	27	0.50%
Held-to-maturity (3)	2,971	22	1.02%	3,947	22	0.76%
Advances (4)	29,021	156	0.72%	21,202	98	0.61%
Mortgage loans held for portfolio	58	3	5.46%	65	3	5.73%
Total earning assets	51,992	298	0.76%	42,819	158	0.49%
Cash and due from banks	45			67
Other assets	147			140
Derivatives netting adjustment (2)	(902)			(607)
Fair value adjustment on available-for-sale securities (3)	(72)			12
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(20)			(25)
Total assets	$51,190	298	0.77%	$42,406	158	0.50%
Liabilities and Capital
Interest-bearing deposits (2)	$858	2	0.26%	$876	—	0.02%
Consolidated obligations
Bonds	19,794	97	0.65%	19,627	56	0.38%
Discount notes	27,860	81	0.39%	19,498	13	0.09%
Mandatorily redeemable capital stock and other borrowings	21	—	0.14%	13	—	0.17%
Total interest-bearing liabilities	48,533	180	0.49%	40,014	69	0.23%
Other liabilities	1,135			967
Derivatives netting adjustment (2)	(902)			(607)
Total liabilities	48,766	180	0.49%	40,374	69	0.23%
Total capital	2,424			2,032
Total liabilities and capital	$51,190		0.47%	$42,406		0.22%
Net interest income		$118			$89
Net interest margin			0.30%			0.28%
Net interest spread			0.27%			0.26%
Impact of non-interest bearing funds			0.03%			0.02%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2016 and 2015 in the table above include $898 million and $604 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the nine months ended September 30, 2016 and 2015 in the table above includes $4 million and $3 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine-month periods in 2016 and 2015. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2016 vs. 2015			September 30, 2016 vs. 2015
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$1	$1	$1	$2	$3
Securities purchased under agreements to resell	—	2	2	(1)	4	3
Federal funds sold	—	4	4	(2)	11	9
Investments
Trading	(1)	1	—	—	2	2
Available-for-sale	10	14	24	27	38	65
Held-to-maturity	(1)	2	1	(7)	7	—
Advances	14	13	27	40	18	58
Mortgage loans held for portfolio	—	—	—	—	—	—
Total interest income	22	37	59	58	82	140
Interest expense
Interest-bearing deposits	—	1	1	—	2	2
Consolidated obligations
Bonds	1	16	17	—	41	41
Discount notes	6	20	26	8	60	68
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	7	37	44	8	103	111
Changes in net interest income	$15	$—	$15	$50	$(21)	$29

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2016 and 2015.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income (expense) associated with:
Member/offsetting swaps	$42	$61	$152	$131
Economic hedge derivatives related to advances	14	(1)	(27)	(5)
Economic hedge derivatives related to trading securities	—	—	(296)	—
Economic hedge derivatives related to available-for-sale securities	(4)	(18)	(14)	(32)
Economic hedge derivatives related to consolidated obligation discount notes	167	14	627	63
Other stand-alone economic hedge derivatives	617	—	1,375	—
Total net interest income associated with economic hedge derivatives	836	56	1,817	157
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	30	(2)	27	(7)
Available-for-sale securities	27	(98)	(177)	(4)
Trading securities	—	—	(2,067)	—
Consolidated obligation bonds	—	259	(1,905)	2,174
Consolidated obligation discount notes	(857)	(13)	437	—
Other stand-alone economic hedge derivatives	(1,946)	—	4,620	—
Mortgage delivery commitments	13	—	95	—
Interest rate caps related to held-to-maturity securities	(2)	(331)	(528)	(970)
Member/offsetting swaps and caps	26	(31)	274	946
Total fair value gains (losses) related to economic hedge derivatives	(2,709)	(216)	776	2,139
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	106	(210)	(227)	586
Available-for-sale securities and associated hedges	2,201	(6,346)	(19,150)	1,549
Consolidated obligation bonds and associated hedges	(237)	(4,116)	(3,779)	(2,577)
Total fair value hedge ineffectiveness	2,070	(10,672)	(23,156)	(442)
Total net gains (losses) on derivatives and hedging activities	197	(10,832)	(20,563)	1,854
Net gains (losses) on trading securities	(797)	1,169	9,133	1,508
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(8)	(3)	(20)	(28)
Gains on sales of held-to-maturity securities	65	3,297	794	13,410
Gains on sales of available-for-sale securities	889	1,457	5,104	3,802
Service fees	619	600	1,640	1,588
Letter of credit fees	1,430	983	4,275	3,202
Other, net	10	19	339	27
Total other	2,208	7,522	21,265	23,509
Total other income (loss)	$2,405	$(3,310)	$702	$25,363

Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $2.1 million and $(10.7) million for the three months ended September 30, 2016 and 2015, respectively, and $(23.2) million and $(0.4) million for the nine months ended September 30, 2016 and 2015, respectively. To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). For the three months ended September 30, 2016 and 2015, the change in the fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in qualifying hedging relationships was $0.1 million and $0.2 million, respectively. The change in the fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in qualifying hedging relationships was $(2.1) million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.
The increase in fair value hedge ineffectiveness during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, was due in large part to the addition of higher yielding, longer duration GSE CMBS and GSE debentures to the Bank’s available-for-sale securities portfolio during the last nine months of 2015 and the first nine months of 2016. While the fair value hedge ineffectiveness related to this portfolio was not as significant during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, the period to period change of $8.5 million (a $2.2 million gain vs. a $6.3 million loss, respectively) contributed significantly to the favorable change in net gains (losses) on derivatives and hedging activities between the two quarterly periods. Substantially all of the Bank’s GSE CMBS and GSE debentures classified as available-for-sale are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (OIS) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the three and nine months ended September 30, 2016, the gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $(1.9) million and $4.6 million, respectively.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of September 30, 2016, 3 interest rate cap agreements having a total notional amount of $1.2 billion. The premiums paid for these caps totaled $4.3 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can be a source of volatility in the Bank’s earnings. At September 30, 2016, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.2 million.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As of September 30, 2016, the aggregate notional balance of these swaps totaled $3.7 billion. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings.

Other
During the nine months ended September 30, 2016 and 2015, the Bank sold approximately $130 million (par value) and $757 million (par value), respectively, of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $0.8 million and $13.4 million, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During these same nine-month periods, the Bank sold approximately $2.3 billion (par value) and $0.7 billion (par value), respectively, of shorter maturity GSE debentures classified as available-for-sale. In addition, the Bank sold $0.3 billion (par value) of U.S. Treasury Notes classified as available-for-sale during the nine months ended September 30, 2016. The aggregate gains recognized on these sales totaled $5.1 million and $3.8 million, respectively.
During September and October 2015, the Bank acquired fixed rate U.S. Treasury Notes with par values of $104.8 million and $100.0 million, respectively. Each of these securities was classified as trading. Due to fluctuations in long-term interest rates, gains (losses) on the security acquired in September 2015 totaled $(1.1) million and $6.2 million for the three and nine months ended September 30, 2016, respectively. Prior to its sale in June 2016, the U.S. Treasury Note that was acquired in October 2015 generated current year gains of $2.3 million. While held by the Bank, this U.S. Treasury Note was economically hedged with a fixed-for-floating interest rate swap; during 2016, this swap, which was terminated concurrent with the sale of the U.S. Treasury Note, produced losses of $2.1 million.
For a discussion of the other-than-temporary impairment loss on one of the Bank's held-to-maturity securities, see “Item 1. Financial Statements” (specifically, Note 5 beginning on page 12 of this report).
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grant programs, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $23.6 million and $62.7 million for the three and nine months ended September 30, 2016, respectively, compared to $18.9 million and $55.8 million, respectively, for the corresponding periods in 2015.
Compensation and benefits were $14.5 million and $38.1 million for the three and nine months ended September 30, 2016, respectively, compared to $11.0 million and $31.5 million, respectively, for the corresponding periods in 2015. The $3.5 million increase in compensation and benefits for the three months ended September 30, 2016, as compared to the corresponding period in 2015, was due largely to: (1) increased costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions; (2) increased costs associated with the Bank's 2014 and 2015 Long-Term Incentive Plans, due largely to the retroactive inclusion (in August 2016) of additional executives in these plans (based on the date that these executives joined the Bank's Executive Management Committee) and higher anticipated goal achievement for the 2015 Long-Term Incentive Plan; (3) increased employee medical costs; (4) an increase in headcount; and (5) merit and cost-of-living adjustments. The $6.6 million increase in compensation and benefits for the nine months ended September 30, 2016, as compared to the corresponding period in 2015, was due largely to the increases described above as it relates to the quarter-to-quarter comparison, partially offset by a reduction in employee separation costs. Average headcount increased from 205 and 201 employees for the three and nine months ended September 30, 2015, respectively, to 213 employees for each of the corresponding periods in 2016.
Other operating expenses for the three and nine months ended September 30, 2016 were $6.8 million and $18.0 million, respectively, compared to $6.2 million and $19.2 million, respectively, for the corresponding periods in 2015. The fluctuations in other operating expenses for the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, resulted from offsetting increases and decreases in many of the Bank's other operating expenses, none of which were individually significant.
Derivative clearing fees were $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, compared to $0.1 million and $0.3 million, respectively, for the corresponding periods in 2015. The increase in derivative clearing fees was attributable to the higher volume of cleared trades in 2016 as compared to 2015.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.5 million and $4.3 million for the three and nine months ended September 30, 2016, respectively, compared to $1.2 million and $3.6 million, respectively, for the corresponding periods in 2015.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $2.3 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $5.6 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2015 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2016.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper, U.S. Treasury Bills and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2016, the Bank’s short-term liquidity portfolio was comprised of $6.8 billion of overnight federal funds sold and $3.3 billion of overnight reverse repurchase agreements.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2016 or 2015.
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

The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of September 30, 2016, the Bank’s estimated operational liquidity requirement was $5.4 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $19.8 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2016, the Bank’s estimated contingent liquidity requirement was $7.2 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $18.1 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the nine months ended September 30, 2016.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2015 is provided in the 2015 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2016.

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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the nine months ended September 30, 2016.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2015 through September 2016. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2015	$2.318	$2.271	(2.03)%	$2.389	3.06%	$2.310	(0.35)%	$2.313	(0.22)%

January 2016	2.343	2.343	0.01%	2.495	6.49%	2.359	0.68%	2.354	0.47%
February 2016	2.191	2.187	(0.18)%	2.445	11.59%	2.204	0.59%	2.212	0.96%
March 2016	2.332	2.315	(0.73)%	2.560	9.78%	2.337	0.21%	2.366	1.46%

April 2016	2.509	2.477	(1.28)%	2.746	9.45%	2.504	(0.20)%	2.554	1.79%
May 2016	2.617	2.600	(0.65)%	2.847	8.79%	2.620	0.11%	2.640	0.88%
June 2016	2.519	2.530	0.44%	2.864	13.70%	2.537	0.71%	2.581	2.46%

July 2016	2.610	2.601	(0.34)%	2.957	13.30%	2.616	0.23%	2.676	2.53%
August 2016	2.711	2.727	0.59%	3.022	11.47%	2.729	0.66%	2.759	1.77%
September 2016	2.769	2.789	0.72%	3.034	9.57%	2.793	0.87%	2.819	1.81%
_____________________________

(1)	In the up 100 and up 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	The estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2015 through September 2016.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2015	0.26	(0.31)	(0.05)	(0.53)	1.11	2.16	0.88	3.49

January 2016	0.24	(0.33)	(0.09)	(1.36)	0.04	1.19	1.44	3.45
February 2016	0.27	(0.35)	(0.08)	(1.15)	0.10	1.32	1.79	4.23
March 2016	0.28	(0.33)	(0.05)	(0.79)	0.42	1.36	2.02	4.23

April 2016	0.31	(0.34)	(0.03)	(0.20)	0.68	1.43	1.74	3.93
May 2016	0.26	(0.30)	(0.04)	(0.60)	0.36	1.07	0.77	4.54
June 2016	0.25	(0.31)	(0.06)	(0.97)	(0.21)	0.61	1.49	5.17

July 2016	0.25	(0.29)	(0.04)	(0.52)	0.17	0.88	1.46	5.46
August 2016	0.25	(0.31)	(0.06)	(1.01)	(0.27)	0.36	0.24	4.00
September 2016	0.26	(0.34)	(0.08)	(1.23)	(0.34)	0.49	0.72	3.15
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	The duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the nine months ended September 30, 2016.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1
Amendment to Federal Home Loan Bank of Dallas Incentive Plans, effective as of August 3, 2016 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 3, 2016 and filed with the SEC on August 9, 2016, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2016 and December 31, 2015; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Statements of Capital for the Nine Months Ended September 30, 2016 and 2015; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; and (vi) Notes to the Financial Statements for the quarter ended September 30, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2016	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Amendment to Federal Home Loan Bank of Dallas Incentive Plans, effective as of August 3, 2016 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 3, 2016 and filed with the SEC on August 9, 2016, which exhibit is incorporated herein by reference).

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2016 and December 31, 2015; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Statements of Capital for the Nine Months Ended September 30, 2016 and 2015; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; and (vi) Notes to the Financial Statements for the quarter ended September 30, 2016.