Form 10-K
period 2016-12-31
Federal Home Loan Bank of Dallas
filed 2017-03-24
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 17, 2017, the registrant had 20,838,015 shares of its capital stock outstanding. As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $1.814 billion
Documents Incorporated by Reference: None.

FEDERAL HOME LOAN BANK OF DALLAS

PART I

ITEM 1. BUSINESS
Background
The Federal Home Loan Bank of Dallas (the “Bank”) is one of 11 Federal Home Loan Banks (each individually a “FHLBank” and collectively the “FHLBanks,” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System,” or the “System”). The FHLBanks were created by the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). Each of the 11 FHLBanks is a member-owned cooperative that operates as a separate federally chartered corporation with its own management, employees and board of directors. Each FHLBank helps finance housing, community lending, and community development needs in the specified states in its respective district. Federally insured commercial banks, savings banks, savings and loan associations, and federally or privately insured credit unions, as well as insurance companies and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994, are all eligible for membership in the FHLBank of the district in which the institution’s principal place of business is located. Housing associates, including state and local housing authorities, that meet certain statutory and regulatory criteria may also borrow from the FHLBanks.
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
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2016, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2016, 2015 and 2014.

MEMBERSHIP SUMMARY

	December 31,
	2016	2015	2014
Commercial banks	621	631	655
Savings institutions	60	59	68
Credit unions	108	104	103
Insurance companies	37	36	31
Community Development Financial Institutions	5	5	4

Total members	831	835	861

Housing associates	8	8	8
Non-member borrowers	8	11	10

Total	847	854	879

Community Financial Institutions (“CFIs”) (1)	619	636	670

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2016, 2015 and 2014 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2016, approximately 74 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than

$1.0 billion, as adjusted annually for inflation. For 2016, CFIs were FDIC-insured institutions with average total assets as of December 31, 2015, 2014 and 2013 of less than $1.128 billion. For 2015 and 2014, the asset cap was $1.123 billion and $1.108 billion, respectively. For 2017, the asset cap is $1.148 billion.
As of December 31, 2016, 2015 and 2014, approximately 53.5 percent, 54.5 percent and 53.9 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.
As of December 31, 2013, the Bank had 875 members. The decline in the Bank's membership during the three years ended December 31, 2016 was largely attributable to intra-district merger activity.
The Bank’s membership currently includes the majority of commercial banks and savings institutions in its district that are eligible to become members. Eligible non-members are primarily insurance companies, credit unions and smaller commercial banks that have thus far elected not to join the Bank. While the Bank anticipates that some number of these eligible non-member institutions will apply for membership each year, the Bank also anticipates that some number of its existing members will be acquired or merge with other institutions and it does not currently anticipate a substantial increase in the number of member institutions.
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
Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2016, 2015 and 2014, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2016	2015	2014
Advances (including prepayment fees)	51.5%	60.9%	64.8%
Investments	47.7	37.5	33.0
Mortgage loans held for portfolio	0.8	1.6	2.2
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$422,148	$220,488	$203,831
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
The Bank prices its credit products with the objective of providing benefits of membership that are greatest for those members that use the Bank’s products most actively, while maintaining sufficient profitability to pay dividends at a rate that makes members financially indifferent to holding the Bank’s capital stock and that will allow the Bank to increase its retained earnings over time. Generally, that set of objectives results in small mark-ups over the Bank’s cost of funds for its advances. In keeping with its cooperative philosophy, the Bank provides the same pricing for advances to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.

The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure advances and other extensions of credit to members/borrowers. The Bank has not suffered any credit losses on advances in its 84-year history. In accordance with the Bank’s Capital Plan, members and former members must hold Class B-2 capital stock in proportion to their outstanding advances. In addition, members must hold Class B-1 capital stock to meet their membership investment requirement. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B-1 and Class B-2 capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
In order to comply with the requirement to fully secure advances and other extensions of credit, the Bank and each of its members/borrowers execute a written security agreement that establishes the Bank’s security interest in a variety of the members’/borrowers’ assets. The Bank, pursuant to the FHLB Act and Finance Agency regulations, originates, renews, or extends advances only if it has obtained and is maintaining a security interest in sufficient eligible collateral at the time such advance is made, renewed, or extended. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent) or securities representing an undivided interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association; term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such assets.
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans, secured loans for community development activities, and securities representing a whole interest in such loans, provided the collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. At December 31, 2016 and 2015, total CFI obligations secured by these types of collateral, including commercial real estate, totaled approximately $2.3 billion and $2.2 billion, respectively, which represented approximately 5.3 percent and 6.9 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
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
The basis upon which the Bank will lend to a member that has granted the Bank a blanket lien depends on numerous factors, including, among others, that member’s financial condition and general creditworthiness. Generally, and subject to certain limitations, a member that has granted the Bank a blanket lien may borrow up to a specified percentage of the value of eligible collateral categories, as determined from that member’s financial reports filed with its federal regulator, without specifically identifying each item of collateral or delivering the collateral to the Bank. Under certain circumstances, including, among others, a deterioration of a member’s financial condition or general creditworthiness, the amount a member may borrow is determined only on the basis of the collateral that such member delivers to the Bank or a third-party custodian approved by the Bank. Under these circumstances, the Bank places the member on “custody status.” In addition, members on blanket lien status may choose to deliver some or all of the collateral to the Bank.
The members/borrowers that are granted specific collateral only status by the Bank are typically either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies are permitted to borrow only against the eligible collateral that is delivered to the Bank, and insurance companies generally grant a security interest only in collateral they have delivered. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would be permitted to borrow only against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and the member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in the loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion.
As of December 31, 2016, 694 of the Bank’s borrowers/potential borrowers with a total of $27.9 billion in outstanding advances were on blanket lien status, 38 borrowers/potential borrowers with $2.9 billion in outstanding advances were on specific collateral only status and 115 borrowers/potential borrowers with $1.7 billion in outstanding advances were on custody status.
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
On at least a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by depository institution members/borrowers, including those on blanket lien status. This information is either obtained directly from the member/borrower or obtained by the Bank from appropriate regulatory filings. In addition, on a monthly basis or as otherwise requested by the Bank, members/borrowers on custody status and members/borrowers on specific collateral only status must update information relating to collateral pledged to the Bank. Bank personnel regularly verify the existence and eligibility of collateral securing advances to members/borrowers on blanket lien status and members/borrowers on specific collateral only status with respect to any collateral not delivered to the Bank. The frequency and the extent of these collateral verifications depend on the average amount by which a member's/borrower’s outstanding obligations to the Bank during the year exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members/borrowers that have had no, or only a de minimis amount of, outstanding obligations to the Bank secured by a blanket lien during the prior calendar year, are on custody status, or are on blanket lien status but at all times have delivered to the Bank eligible loans, securities and term deposits with a collateral value in excess of the advances and other extensions of credit to the member/borrower.
As of December 31, 2016, the Bank’s outstanding advances (at par value) totaled $32.5 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 26.4 percent of the Bank’s total outstanding advances. Advances to the Bank’s largest borrower (Comerica Bank) represented 8.6 percent of the Bank’s total outstanding advances as of December 31, 2016. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Offerings. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program and an Economic Development Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances. The Bank currently prices CICA advances at interest rates that are approximately 1 to 5 basis points above the Bank’s matched maturity cost of funds. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2016, the par value of advances outstanding under the CICA program totaled approximately $402.9 million, representing approximately 1.2 percent of the Bank’s total advances outstanding as of that date.

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
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2016 and 2015, outstanding letters of credit totaled $11.2 billion and $7.2 billion, respectively, of which $0.4 billion had been issued or confirmed under the Bank’s CICA program at each of those dates.
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
Interest Rate Swaps, Caps and Floors. The Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties which, if required, will be a third-party central clearinghouse. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2016 and 2015, the total notional amount of interest rate exchange agreements with members totaled $0.2 billion and $1.0 billion, respectively.
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
MPF Xtra. In December 2012, the Bank began offering the MPF Xtra® product to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, which is discussed on pages 9-10 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of

Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2016, 2015 and 2014, $59.0 million, $52.8 million and $20.4 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans totaled $41,000, $37,000 and $16,000, respectively.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and/or U.S. Treasury Bills. At December 31, 2016, the Bank’s short-term investments were comprised of $6.5 billion of overnight federal funds sold (including a $0.3 billion loan to another FHLBank) and $3.1 billion of overnight reverse repurchase agreements.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac) and, to a far lesser extent, U.S. government agencies; non-agency (i.e., private label) residential MBS; non-MBS debt instruments issued or guaranteed by the U.S. government or secured by U.S. government guaranteed obligations; non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System); and state housing agency obligations. The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2016 and 2015, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2016		2015
	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Debentures	$6,475	41.1%	$5,328	40.2%
Commercial MBS	5,896	37.5	3,658	27.6
Residential MBS	2,211	14.1	2,909	22.0
Government-guaranteed securities	611	3.9	726	5.5
Non-agency residential MBS	115	0.7	143	1.1
Other	428	2.7	485	3.6
Total	$15,736	100.0%	$13,249	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital. At December 31, 2016, the Bank's MBS holdings (at amortized cost) represented 298 percent of its total regulatory capital.
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

•
fixed-rate MBS or floating-rate MBS that, on trade date, are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

Acquired Member Assets ("AMA")
Through the MPF program, the Bank currently invests in conventional residential mortgage loans originated by its PFIs. The Bank previously purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) during the period from 1998 to mid-2003, and resumed acquiring conventional mortgage loans under this program in early 2016. All of the mortgage loans acquired in 2016 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. For the loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the required credit enhancement obligation ("CE Obligation") as specified in the master agreement (“Second Loss Credit Enhancement”). The FLA is a memo account that is used to track the Bank's exposure to losses until the CE Obligation is available to cover losses. The CE Obligation is the amount of credit enhancement needed for a master commitment to have an estimated rating that is equivalent to an investment grade rated MBS. Credit enhancement levels are set by the Bank using an NRSRO model. Prior to December 22, 2016, the Bank set the credit enhancement level at a double-A equivalent. For loans delivered on and after that date, the credit enhancement level is set at a triple-B equivalent. The Bank assumes all losses in excess of the Second Loss Credit Enhancement. As further described below, the PFIs are paid a fee by the Bank for assuming a portion of the credit risk of the loans.
The PFI’s CE Obligation arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 955) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank in 2016 did not include SMI. Under the AMA

Regulation, any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or SMI policy. Given the small amount of its mortgage loans held for portfolio that are insured by mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of December 31, 2016.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed/insured loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2016, 2015 and 2014, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $0.5 million, $0.8 million and $1.3 million, respectively.
As of December 31, 2016 and 2015, MPF loans held for portfolio (net of allowance for credit losses) were $124 million and $55 million, respectively, representing approximately 0.2 percent and 0.1 percent, respectively, of the Bank’s total assets at each of those dates. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets. For the foreseeable future, the Bank intends to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.
Core Mission Achievement
On July 14, 2015, the Finance Agency issued an Advisory Bulletin that provides guidance to the FHLBanks regarding core mission achievement. As stipulated in the Advisory Bulletin, the Finance Agency assesses each FHLBank’s core mission achievement by calculating the ratio of a FHLBank's primary mission assets (defined for this purpose as advances and mortgage loans held for portfolio) relative to its consolidated obligations (hereinafter referred to as the core mission asset or "CMA" ratio). The CMA ratio is calculated for each calendar year (beginning with the year ended December 31, 2015) using annual average par values.
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

Currently, the Bank's core mission assets are comprised almost entirely of advances. For the years ended December 31, 2016 and 2015, the Bank's CMA ratio was 60.74 percent and 55.96 percent. During the first six months of 2015, the amount of the Bank's short-term liquidity holdings was maintained at a level beyond that which was needed to satisfy Finance Agency liquidity requirements in order to generate additional earnings. In response to this Advisory Bulletin, the Bank has reduced somewhat the average amount of its short-term liquidity holdings and in so doing has reduced the amount of its outstanding consolidated obligations that were used to fund these non-mission investments. Further, average outstanding advances (at par value) increased approximately 37 percent in 2016 as compared to 2015. The combination of the reduction in the Bank's short-term liquidity holdings and the increase in its average outstanding advances contributed to the increase in the Bank's CMA ratio from 2015 to 2016. As noted previously in the Acquired Member Assets section (and for reasons unrelated to the Advisory Bulletin), the Bank began to purchase mortgage loans through the MPF Program in early 2016. Over time, mortgage loan purchases are expected to increase the Bank's core mission assets. The Bank currently expects that its CMA ratio will approximate 62.5 percent for the year ending December 31, 2017.
Notwithstanding the negative impact that holding higher amounts of liquidity has on its CMA ratio, the Bank may from time to time maintain higher balances of liquidity if short-term debt markets are volatile or if, in management's judgment, they are expected to become more volatile, or if the returns from holding those higher balances are attractive. Further, the Bank does not currently intend to reduce the size of its long-term investment portfolio (which would have the effect of increasing the Bank's CMA Ratio but at the same time reducing its earnings), electing instead to focus on the continued growth of its advances and mortgage loans held for portfolio.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2016, 2015 or 2014.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2016, 2015 or 2014.
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
The FHLBanks and the Office of Finance are parties to the Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement which is designed to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner.

For additional information regarding this agreement, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $989 billion and $905 billion in consolidated obligations outstanding at December 31, 2016 and 2015, respectively. The Bank was the primary obligor on $54.1 billion and $38.6 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. At December 31, 2016 and 2015, the Bank had eligible assets free from pledge of $57.3 billion and $41.7 billion, respectively, compared to its participation in outstanding consolidated obligations of $54.1 billion and $38.6 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2016, 2015 and 2014.
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
In general, the Bank uses interest rate exchange agreements in three ways: (1) by designating the agreement as a fair value hedge of a specific financial instrument or firm commitment; (2) by designating the agreement as a cash flow hedge of a forecasted transaction; or (3) by designating the agreement as a hedge of some defined risk in the course of its balance sheet management. For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets, including advances and investments, and/or to adjust the interest rate sensitivity of advances and investments to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities and to reduce funding costs.
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
In September 2015, the Bank began using interest rate exchange agreements to hedge the variability of cash flows associated with the forecasted issuances of consolidated obligation discount notes. Prior to September 2015, the Bank had not entered into cash flow hedges.
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
Retained Earnings. The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors. The Bank updates its retained earnings target calculations quarterly under an analytic framework that takes into account the potential losses for each risk factor at the 99 percent confidence stress level, or a stress scenario that approximates the 99th percentile. The Board of Directors reviews the Bank's retained earnings policy annually and revises the methodology as appropriate. The Bank’s current retained earnings policy target is described in Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Because the Bank’s returns from net interest income (excluding net prepayment fees on advances) generally track short-term interest rates, the Bank benchmarks the dividend rate that it pays on capital stock to a short-term index. Prior to the implementation of the changes to its Capital Plan, the Bank had a long-standing practice of benchmarking the dividend rate that it paid on capital stock to the average federal funds rate. In conjunction with the changes to the Bank's Capital Plan, the Bank's Board of Directors adopted new dividend target ranges for the two sub-classes of Class B Stock. While there can be no assurances about future dividends or future dividend rates, the target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter, with the expectation that dividend rates on Class B-1 Stock will not be lower than an annualized rate of 0.375 percent (the rate that was paid on outstanding Class B shares from 2010 until their retirement). The target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter plus 0.5 – 1.0 percent.
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

•
subject to specified exceptions, defines the “principal place of business” of an institution eligible for FHLBank membership to be the state in which it maintains its home office and from which the institution conducts business operations.

The rule defines a captive insurance company as a company that is authorized under state law to conduct an insurance business but whose primary business is the underwriting of insurance for affiliated persons or entities.
Captive insurance company members that were admitted as FHLBank members prior to September 12, 2014 (the date of the Finance Agency's proposed rule on FHLBank Membership) will have their memberships terminated by February 18, 2021. For these institutions, the rule restricts the level and maturity of advances that FHLBanks can make during the five-year sunset period. Captive insurance company members that were admitted as FHLBank members on or after September 12, 2014 had their memberships terminated by February 18, 2017.
In the final rule, which became effective on February 19, 2016, the Finance Agency elected not to adopt certain proposed provisions that would have required FHLBank members to hold specified levels of home mortgage loan assets on an ongoing basis.
The Bank does not have any captive insurance company members and the other provisions of the final rule have not had any impact on the Bank's existing members.
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
Comments on the proposed rule were due by December 21, 2016.

Final Rule on Acquired Member Assets
On December 19, 2016, the Finance Agency issued a revised AMA Regulation, which governs a FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The rule, which became effective on January 18, 2017, replaced the previous AMA Regulation which had been in effect since 2000. Among other things, the new AMA Regulation:

•
expands the types of assets that qualify as AMA to include mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and certificates representing interests in whole loans under certain conditions;

•
enhances the credit risk sharing requirement by allowing a FHLBank to utilize its own model in lieu of an NRSRO ratings model to determine the credit enhancement for AMA loan assets and loan pools. Delivered assets must now be credit enhanced by the member up to “AMA investment grade” (as determined by the FHLBank) rather than a specific NRSRO rating; and

•
retains the option to allow a member to meet its credit enhancement obligation by purchasing loan level SMI or pool level insurance, but only after a FHLBank has established standards for qualified insurers.

The Bank does not anticipate that the new AMA Regulation will have a significant impact (positive or negative) on the volume of its future mortgage loan purchases. In addition, the Bank's current credit enhancement levels comply with the new AMA Regulation.
Final Rule on New Business Activities
On December 19, 2016, the Finance Agency issued a final rule that, among other things, reduces the scope of new business activities ("NBAs") for which a FHLBank must seek approval from the Finance Agency. In addition, the final rule establishes certain timelines for the Finance Agency's review and approval of NBA notices. The final rule also clarifies the protocol for the Finance Agency's review of NBAs. Under the final rule, which became effective on January 18, 2017, acceptance of new types of legally permissible collateral by the FHLBanks will no longer constitute a new business activity or require approval from the Finance Agency prior to acceptance. Instead, the Finance Agency will review new collateral types as part of its annual exam process.
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
The variation margin requirement under the Final Margin Rules became effective for the Bank on March 1, 2017. Because the Bank was already posting and collecting variation margin on non-cleared derivatives, the implementation of the variation margin requirement under the Final Margin Rules did not have a significant impact on the Bank.
The initial margin requirement under the Final Margin Rules is expected to become effective for the Bank on September 1, 2020. While the Bank is not a Covered Swap Entity under the Final Margin Rules, it is a financial end-user under those rules, and it is likely that it will have material derivatives exposure when the initial margin requirements become effective. As a result, the Bank anticipates that its costs of engaging in non-cleared derivatives may increase at that time.
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
Employees
As of December 31, 2016, the Bank employed 218 people, all but two of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
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
During 2014, 2015 and 2016, the Bank's lending activities expanded due to increased demand for loans at member institutions which the Bank attributes to improving economic conditions, more robust activity in the housing markets served by its members and increased usage of advances to fund investment activities and members' liquidity requirements. However, advances outstanding remain well below the peak levels experienced in 2008, due largely to high deposit levels at member institutions. If high deposit levels persist, the demand for advances may remain subdued. Alternatively, continued improvement in regional economic conditions may have a positive impact on advance demand. While the Bank cannot predict future economic conditions or future levels of advances demand from its members, based on its current expectations the Bank anticipates that its earnings will be sufficient both to pay quarterly dividends at targeted levels and to continue building retained earnings for the foreseeable future.
While the Bank’s primary focus will be to continue to prudently meet the liquidity and funding needs of its members, the Bank continues to consider ways in which it can enhance its product and/or service offerings in order to become a more valuable resource to its members. To this end, the Bank introduced fluctuating balance letters of credit in 2014, several new advance products in 2014 and 2015 and, in 2016, it began purchasing mortgage loans from its members and it introduced a new deposit product. The FHLB Act and Finance Agency regulations limit the products and services that the Bank can offer to its members and govern many of the terms of the products and services that the Bank offers. The Bank is also required by regulation to file NBA notices with the Finance Agency for any new products or services that would constitute new business activities under the regulation (as recently revised) and, therefore, it will have to assess any potential new products or services offerings in light of these statutory and regulatory restrictions.

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
Like most financial institutions, our results of operations are significantly affected by our ability to manage interest rate risk. We use a number of tools to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include projections of advances volumes and pricing, MPF volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, the level of short-term interest rates, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Our ability to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.
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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, peaked at the beginning of the fourth quarter of 2008 and declined to a cyclical low in the first quarter of 2014 before increasing over the remainder of 2014 and in 2015 and 2016. At December 31, 2016, our outstanding advances were approximately 52 percent lower than they were at September 30, 2008 but approximately 114 percent higher than they were at March 31, 2014. Continued high deposit levels and/or low demand for loans at member institutions could limit members’ needs for funding. A decline in the demand for advances, if significant, could negatively affect our results of operations.
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
We, and the other ten FHLBanks, currently have the highest credit rating from Moody’s and are rated AA+/A-1+ by S&P. The consolidated obligations issued by the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. Each of these NRSROs has assigned a stable outlook to its long-term credit rating on the FHLBank System's consolidated obligations and to its long-term rating of each of the FHLBanks.
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
Our primary source of liquidity is the issuance of consolidated obligations. Historically, the FHLBank System’s status as a GSE and its favorable credit ratings have provided us with excellent access to the capital markets. Any downgrades of the FHLBank System’s consolidated obligations by S&P and/or Moody’s, negative guidance from the rating agencies, or negative announcements by one or more of the FHLBanks could result in higher funding costs and/or disruptions in our access to the capital markets. To the extent that we cannot access funding when needed on acceptable terms, our financial condition and results of operations could be adversely impacted.
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
We are exposed to credit risk from our MPF loans held in portfolio (the balance of which is expected to continue to grow) and our secured and unsecured investment portfolio. A deterioration of economic conditions, declines in residential real estate values, changes in monetary policy or other events that could negatively impact the economy and the markets as a whole could lead to borrower defaults, which in turn could cause us to incur losses on our MPF loans or additional losses on our investment portfolio.
During 2009, 2010 and 2011, delinquencies and losses with respect to residential mortgage loans generally increased and residential property values declined in many states. Due to these deteriorating conditions, 14 of our non-agency residential mortgage-backed securities were deemed to be other-than-temporarily impaired during the period from January 1, 2009 through June 30, 2012. One additional non-agency residential mortgage-backed security was deemed to be other-than-temporarily impaired at December 31, 2014, at each quarter-end in 2015 and at the first three quarter-ends in 2016. We recognized credit losses on these securities totaling $13.1 million. As of December 31, 2016, the unpaid principal balance of the Bank's 24 non-agency residential mortgage-backed securities totaled $124 million.
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
On July 21, 2010, Barack Obama, then President of the United States, signed into law the Dodd-Frank Act, which makes significant changes to a number of aspects of the regulation of financial institutions. This legislation contains several provisions that either have had or could have an impact on us and/or our members. Because the Dodd-Frank Act requires several entities (among them, the Financial Stability Oversight Council, the Board of Governors of the Federal Reserve System, and the SEC) to issue a number of regulations, orders, determinations, and reports, the full effect of this legislation on us and our activities, and on our members and their activities, will become known only after all of the required regulations, orders, determinations, and reports are issued and implemented. On February 3, 2017, Donald Trump, as President of the United States, signed an executive order that directs federal agencies to evaluate and restructure some of the regulations that have been implemented pursuant to the Dodd-Frank Act. The impact, if any, that this executive order will ultimately have on rules that have either been implemented or are now pending in response to the Dodd-Frank Act and the resulting impact on us and/or our members, if any, is uncertain.
We could be materially adversely affected by the adoption of new laws, policies or regulations or changes in existing laws, policies or regulations, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment. For instance, since 2013, several housing reform proposals have been introduced by members of the U.S. Congress. It is not possible to determine if or when legislation regarding housing reform will be enacted, nor are the ultimate provisions of any such legislation determinable at this time. To the extent that legislation is enacted, it is possible that the FHLBanks could be impacted.
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
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access to the market for uncleared interest rate derivatives through a diverse group of investment grade rated counterparties. Several factors could have an adverse impact on our access to this market, including changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. In addition, the financial market disruptions that occurred during the period from late 2007 through early 2009 resulted in mergers of several of our derivatives counterparties. Further consolidation of the financial services industry, if it occurs, could increase our concentration risk with respect to counterparties in this industry. Further, defaults by, or even negative rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide disruptions in which it may be difficult for us to find acceptable counterparties for such transactions. If changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to manage our interest rate risk effectively, which could adversely affect our financial condition and results of operations.
Prior to June 10, 2013, all of the derivatives we used to manage our interest rate risk were negotiated in the over-the-counter (“OTC”) derivatives market. Beginning on June 10, 2013, many of the derivative transactions that we enter into are required to be cleared through a third-party clearinghouse, which exposes us to credit risk to other parties that we do not have when transacting in the OTC market. In addition, many of the other derivatives that we continue to trade in the OTC market could eventually be subject to central clearing. For our derivative transactions that are not cleared, we will be subject to an initial margin requirement beginning in September 2020 if those transactions have an aggregate notional balance of $8 billion or more. If applicable, this requirement may increase our hedging costs, which would negatively impact our results of operations.

Defaults by or the insolvency of one or more of our derivative counterparties could adversely affect our profitability and financial condition.
We regularly enter into derivative transactions with major financial institutions and third-party clearinghouses. Our financial condition and results of operations could be adversely affected if derivative counterparties to whom we have exposure fail.
We have entered into master agreements with all of our non-member bilateral derivative counterparties that require the delivery (or return) of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above certain minimum amounts (generally ranging from $100,000 to $500,000). Upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero. In addition, excess collateral must be returned by a party in an oversecured position. Delivery or return of the collateral generally occurs within one business day and, until such delivery or return, we may be in an undersecured position, which could result in a loss in the event of a default by the counterparty, or we may be due excess collateral, which could result in a loss in the event that the counterparty is unable or unwilling to return the collateral.
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
Because derivative valuations are determined based on market conditions at particular points in time, they can change quickly. Even after the delivery or return of collateral, we may be in an undersecured position, or be due the return of excess collateral, as the values upon which the delivery or return was based may have changed since the valuation was performed. In addition, we may incur additional losses if any non-cash collateral held by us cannot be readily liquidated at prices that are sufficient to fully recover the value of the derivatives. Further, the initial margin that we are required to post with third-party clearinghouses is over and above the amount of collateral (i.e., variation margin) that is needed to fully secure the value of our derivative positions and therefore exposes us to additional credit risk in the event that the clearinghouse or clearing member fails.
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
Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), Finance Agency regulations, and our capital plan, our stock may be redeemed upon the expiration of a five-year redemption period following a redemption request. Only stock in excess of a member’s minimum investment requirement, stock held by a member that has submitted a notice to withdraw from membership, or stock held by a member whose membership has been terminated may be redeemed at the end of the redemption period. Further, we may elect to repurchase excess stock of a member at any time at our sole discretion.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 17, 2017, the Bank had 841 shareholders and 20,838,015 shares of capital stock outstanding.
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
From and after October 1, 2015, Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement. Daily, subject to the limitations in the Capital Plan, the Bank converts shares of one sub-class of Class B Stock to the other sub-class of Class B Stock under the following circumstances: (i) shares of Class B-2 Stock held by a shareholder in excess of its activity-based investment requirement are converted into Class B-1 Stock, if necessary, to meet that shareholder’s membership investment requirement and (ii) shares of Class B-1 Stock held by a shareholder in excess of the amount required to meet its membership investment requirement are converted into Class B-2 Stock as needed in order to satisfy that shareholder’s activity-based investment requirement. All excess stock is held as Class B-1 Stock at all times.
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
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. Prior to the fourth quarter of 2015, the Bank also had a long-standing practice of benchmarking the dividend rate that it pays on its capital stock to the average federal funds rate. In conjunction with the implementation of the changes to the Bank’s Capital Plan discussed above, the Bank's Board of Directors adopted new dividend target ranges for the two sub-classes of Class B Stock. While there can be no assurances about future dividends or future dividend rates, the target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates average one-month LIBOR, with the expectation that dividend rates on Class B-1 Stock will not be lower than the annualized rate of 0.375 percent that was paid on outstanding Class B shares from 2010 until they were retired on October 1, 2015. The target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates average one-month LIBOR plus 0.5 – 1.0 percent. When stock dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. Dividends are typically paid on or about the last business day of each quarter and are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the applicable rate for the preceding quarter. Beginning with the dividend that was paid on December 31, 2015, capital stock dividends are paid in the form of Class B-1 shares.
During 2016, the Bank paid dividends totaling $17.7 million. The Bank’s first quarter 2016 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.375 percent (as average one-month LIBOR for the fourth quarter of 2015 was 0.251 percent) and 1.251 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2015 plus 1.0 percent), respectively. The Bank’s second quarter 2016 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.431 percent (a rate equal to average one-month LIBOR for the first quarter of 2016) and 1.431 percent (a rate equal to average one-month LIBOR for the first quarter of 2016 plus 1.0 percent), respectively. The Bank’s third quarter 2016 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.444 percent (a rate equal to average one-month LIBOR for the second quarter of 2016) and 1.444 percent (a rate equal to average one-month LIBOR for the second quarter of 2016 plus 1.0 percent), respectively. The Bank’s fourth quarter 2016 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.508 percent (a rate equal to average one-month LIBOR for the third quarter of 2016) and 1.508 percent (a rate equal to average one-month LIBOR for the third quarter of 2016 plus 1.0 percent), respectively.
During 2015, the Bank paid dividends totaling $4.8 million. During each of the first three quarters of 2015, the Bank paid dividends at an annualized rate equal to the upper end of the Federal Reserve’s target range for the federal funds rate for the immediately preceding quarter plus 12.5 basis points. The average effective federal funds rates for the fourth quarter of 2014 and each of the first two quarters in 2015 were below the upper end of the Federal Reserve’s target range of 0.25 percent for the federal funds rate for those periods, which was also the rate that depository institutions could earn on both required and excess reserves maintained at the Federal Reserve during those periods. As a result of this disparity, the Bank elected to benchmark its dividends in the first three quarters of 2015 to the upper end of the Federal Reserve’s target range for the federal funds rate. For the fourth quarter of 2015, the Bank paid dividends on average Class B Stock outstanding during the third quarter of 2015 at an annualized rate of 0.375 percent as average one-month LIBOR for the third quarter of 2015 was below 0.375 percent. All dividends in 2016 and 2015 were paid in the form of capital stock except for fractional shares, which were paid in cash.

The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2016 and 2015.
DIVIDENDS PAID
(dollars in thousands)

	2016		2015
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$3,467	0.930%	$1,100	0.375%
Second Quarter	4,048	1.020%	1,123	0.375%
Third Quarter	4,665	1.069%	1,200	0.375%
Fourth Quarter	5,488	1.161%	1,343	0.375%
____________________________________

(1)
Amounts exclude (in thousands) $4, $11, $9 and $4 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2016, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(2)
Amounts exclude (in thousands) $4, $5, $4 and $4 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2015, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(3)
Reflects the annualized rate paid on all of the Bank’s average capital stock outstanding regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock. Rates in 2016 represent the blended rates paid on Class B-1 and Class B-2 stock (computed as the total dividend paid divided by the aggregate average balance of both classes of stock).

The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank's estimated market value of equity. The results of the Bank's annual stress test mandated by the Dodd-Frank Act are also considered when establishing the Bank's retained earnings targets. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated in December 2016, calls for the Bank to maintain a total retained earnings balance of at least $445 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2016 retained earnings balance of $824 million exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends on Class B-1 Stock in 2017 at a rate at least equal to average one-month LIBOR for the applicable dividend period, with the expectation that annualized dividend rates for Class B-1 Stock will not be lower than 0.375 percent. The Bank expects to pay dividends on Class B-2 Stock at an annualized rate that approximates average one-month LIBOR for the applicable dividend period plus 0.5 - 1.0 percent.
On March 22, 2017, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of additional shares of Class B-1 Stock for the first quarter of 2017 at annualized rates of 0.599 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2016) and 1.599 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2016 plus 1.0 percent), respectively. The first quarter 2017 dividends, to be applied to average Class B-1 Stock and Class B-2 Stock held during the period from October 1, 2016 through December 31, 2016, will be paid on March 29, 2017.

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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance sheet (at year end)
Advances	$32,506,175	$24,746,802	$18,942,400	$15,978,945	$18,394,797
Investments (1)	25,419,421	16,323,518	17,422,344	13,130,343	16,198,823
Mortgage loans	124,102	55,258	71,554	91,275	121,661
Allowance for credit losses on mortgage loans	141	141	143	165	183
Total assets	58,212,077	42,082,027	38,045,868	30,221,824	35,755,329
Consolidated obligations — discount notes	26,941,782	20,541,329	19,131,832	5,984,530	6,984,378
Consolidated obligations — bonds	26,997,487	18,024,692	16,078,700	21,486,712	25,697,936
Total consolidated obligations(2)	53,939,269	38,566,021	35,210,532	27,471,242	32,682,314
Mandatorily redeemable capital stock(3)	3,417	8,929	5,059	3,065	4,504
Capital stock — putable	1,930,148	1,540,132	1,222,738	1,123,675	1,216,986
Unrestricted retained earnings	745,104	699,213	650,224	615,620	549,617
Restricted retained earnings	78,880	62,990	49,552	39,850	22,276
Total retained earnings	823,984	762,203	699,776	655,470	571,893
Accumulated other comprehensive income (loss)	63,210	(103,023)	(3,601)	(32,641)	(18,245)
Total capital	2,817,342	2,199,312	1,918,913	1,746,504	1,770,634
Dividends paid(3)	17,668	4,766	4,203	4,293	4,555
Income statement
Net interest income (4)	$165,030	$121,589	$120,583	$147,857	$161,389
Other income	7,824	29,774	8,042	20,692	2,203
Other expense	84,574	76,702	74,725	70,913	72,711
Assessments	8,831	7,468	5,391	9,766	9,090
Net income	79,449	67,193	48,509	87,870	81,791
Performance ratios
Net interest margin(5)	0.31%	0.29%	0.35%	0.45%	0.45%
Return on average assets	0.15%	0.16%	0.14%	0.27%	0.23%
Return on average equity	3.16%	3.26%	2.67%	5.15%	4.77%
Return on average capital stock (6)	4.44%	4.98%	4.25%	7.92%	6.76%
Total average equity to average assets	4.75%	4.88%	5.29%	5.27%	4.83%
Regulatory capital ratio(7)	4.74%	5.49%	5.07%	5.90%	5.02%
Dividend payout ratio (3)(8)	22.24%	7.09%	8.66%	4.89%	5.57%
Ratio of earnings to fixed charges	1.34 x	1.75 x	1.65 x	2.02 x	1.61 x
Interest rates
Average effective federal funds rate(9)	0.39%	0.13%	0.09%	0.11%	0.14%
Average one-month LIBOR (10)	0.50%	0.20%	0.16%	0.19%	0.24%
Average three-month LIBOR (10)	0.74%	0.32%	0.23%	0.27%	0.43%

____________________________________

(1)
Investments consist of federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2016, 2015, 2014, 2013 and 2012, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $989 billion, $905 billion, $847 billion, $767 billion and $688 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $54.1 billion, $38.6 billion, $35.2 billion, $27.6 billion and $32.6 billion, respectively. The Bank records on its statement of condition only that portion of the consolidated obligations for which it has received the proceeds.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $28 thousand, $17 thousand, $18 thousand, $22 thousand and $27 thousand for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(4)
Net interest income (expense) excludes the net interest income/expense associated with interest rate exchange agreements that do not qualify for hedge accounting. The net interest income (expense) associated with such agreements totaled $1.92 million, $(0.02) million, $1.36 million, $3.63 million and $10.41 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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

(8)	Dividend payout ratio is computed by dividing dividends paid by net income for the year.

(9)	Rates obtained from the Federal Reserve Statistical Release.

(10)	Rates obtained from Bloomberg.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2016, 2015 and 2014 beginning on page F-1 of this Annual Report on Form 10-K.

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
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small portfolio of government-guaranteed/insured and conventional mortgage loans that have been acquired through the Mortgage Partnership Finance® (“MPF”®) Program administered by the FHLBank of Chicago. The majority of the loans were acquired in 2016 and all of those loans are conventional loans. The remainder of the portfolio is comprised of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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

Financial Market Conditions
Economic growth in the United States expanded moderately during 2016, 2015 and 2014. The gross domestic product increased 2.4 percent, 2.6 percent and 1.6 percent in 2014, 2015 and 2016, respectively. The nationwide unemployment rate fell from 6.7 percent at the end of 2013 to 5.6 percent at the end of 2014, 5.0 percent at the end of 2015 and 4.7 percent at the end of 2016. Housing prices improved in most major metropolitan areas during 2014, 2015 and 2016.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout 2014 and most of 2015. In December 2015, the FOMC raised its target for the federal funds rate to a range between 0.25 percent and 0.50 percent. This range was maintained until it was raised to 0.50 percent to 0.75 percent in December 2016. During these years, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate equivalent to the upper boundary of the target range for federal funds. A sustained high level in bank reserves during those years combined with the rate of interest being paid on those reserves has contributed to an effective federal funds rate that has generally been below the upper end of the targeted range for all of 2014, 2015 and 2016. At its March 2017 meeting, the FOMC raised its target for the federal funds rate to a range between 0.75 percent and 1.00 percent. At that time, the FOMC stated that it expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run.
One-month and three-month LIBOR rates were 0.17 percent and 0.25 percent, respectively, as of December 31, 2013 and 0.17 percent and 0.26 percent, respectively, at the end of 2014. One-month and three-month LIBOR increased to 0.43 percent and 0.61 percent, respectively, at the end of 2015 and to 0.77 percent and 1.00 percent, respectively, at the end of 2016. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest that inter-bank lending markets are reasonably stable.
The following table presents information on various market interest rates at December 31, 2016 and 2015 and various average market interest rates for the years ended December 31, 2016, 2015 and 2014.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2016	2015	2016	2015	2014
Federal Funds Target (1)	0.75%	0.50%	0.51%	0.26%	0.25%
Average Effective Federal Funds Rate (2)	0.55%	0.20%	0.39%	0.13%	0.09%
1-month LIBOR (1)	0.77%	0.43%	0.50%	0.20%	0.16%
3-month LIBOR (1)	1.00%	0.61%	0.74%	0.32%	0.23%
2-year LIBOR (1)	1.45%	1.18%	1.00%	0.88%	0.62%
5-year LIBOR (1)	1.98%	1.74%	1.32%	1.62%	1.75%
10-year LIBOR (1)	2.34%	2.19%	1.70%	2.18%	2.65%
3-month U.S. Treasury (1)	0.51%	0.16%	0.32%	0.05%	0.03%
2-year U.S. Treasury (1)	1.20%	1.06%	0.83%	0.69%	0.46%
5-year U.S. Treasury (1)	1.93%	1.76%	1.33%	1.53%	1.64%
10-year U.S. Treasury (1)	2.45%	2.27%	1.84%	2.14%	2.54%
____________________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
2016 In Summary

•
The Bank ended 2016 with total assets of $58.2 billion compared with $42.1 billion at the end of 2015. The $16.1 billion increase in total assets was attributable primarily to increases in the Bank's advances ($7.8 billion), short-term liquidity portfolio ($5.7 billion) and long-term investments ($2.6 billion).

•
Total advances at December 31, 2016 were $32.5 billion, compared to $24.7 billion at the end of 2015. During 2016, the Bank's lending activities expanded due to increased demand for loans at member institutions which the Bank attributes to improving economic conditions, more robust activity in the housing markets served by its members and increased usage of advances to fund investment activities and members' liquidity requirements.

•
The Bank’s net income for 2016 was $79.4 million, which represented a return on average capital stock of 4.44 percent. In comparison, the Bank's net income for 2015 was $67.2 million, which represented a return on average capital stock of 4.98 percent for that year. The $12.2 million increase in net income from 2015 to 2016 was attributable to a $43.4 million increase in net interest income, partially offset by a $21.9 million decrease in other income, a $7.9 million increase in other expenses and a $1.4 million increase in the Bank's AHP assessment.

•
At all times during 2016, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $824.0 million at December 31, 2016 from $762.2 million at December 31, 2015. Retained earnings represented 1.4 percent and 1.8 percent of total assets at December 31, 2016 and 2015, respectively. At December 31, 2016, the balance of the Bank's restricted retained earnings account was $78.9 million.

•	In 2016, the Bank paid dividends totaling $17.7 million, which, based on the applicable average capital stock balances, equated to an overall blended rate of 1.055 percent for the year.
Financial Condition
The following table provides selected period-end balances as of December 31, 2016, 2015 and 2014, as well as selected average balances for the years ended December 31, 2016, 2015 and 2014. As shown in the table, the Bank’s total assets increased by 38.3 percent (or $16.1 billion) during the year ended December 31, 2016 after increasing by 10.6 percent (or $4.0 billion) during the year ended December 31, 2015. The increase in total assets during the year ended December 31, 2016 was attributable primarily to increases in the Bank's advances ($7.8 billion), short-term liquidity portfolio ($5.7 billion) and long-term available-for-sale securities portfolio ($3.5 billion), partially offset by decreases in the Bank's long-term held-to-maturity securities portfolio ($0.7 billion) and holdings of U.S. Treasury Notes ($0.1 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2016, total consolidated obligations increased by $15.4 billion, as consolidated obligation discount notes and consolidated obligation bonds increased by $6.4 billion and $9.0 billion, respectively.
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

The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2016			December 31, 2015			Balance at December 31, 2014
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$32,506	$7,759	31.4%	$24,747	$5,805	30.6%	$18,942
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	—	(800)	(100.0)	800	(680)	(45.9)	1,480
Securities purchased under agreements to resell	3,100	2,100	210.0	1,000	650	185.7	350
Federal funds sold	6,242	4,071	187.5	2,171	(3,442)	(61.3)	5,613
U.S Treasury Bills	—	—	—	—	(400)	(100.0)	400
Loan to other FHLBank	290	290	*	—	—	—	—
Long-term investments
Trading securities	101	(101)	(50.0)	202	202	*	—
Available-for-sale securities	13,176	3,463	35.7	9,713	3,324	52.0	6,389
Held-to-maturity securities	2,500	(728)	(22.6)	3,228	(1,434)	(30.8)	4,662
Mortgage loans, net	124	69	125.5	55	(16)	(22.5)	71
Total assets	58,212	16,130	38.3	42,082	4,036	10.6	38,046
Consolidated obligations — bonds	26,997	8,972	49.8	18,025	1,946	12.1	16,079
Consolidated obligations — discount notes	26,942	6,401	31.2	20,541	1,409	7.4	19,132
Total consolidated obligations	53,939	15,373	39.9	38,566	3,355	9.5	35,211
Mandatorily redeemable capital stock	3	(6)	(66.7)	9	4	80.0	5
Capital stock	1,930	390	25.3	1,540	317	25.9	1,223
Retained earnings	824	62	8.1	762	62	8.9	700
Average total assets	52,900	10,714	25.4	42,186	7,776	22.6	34,410
Average capital stock	1,790	440	32.6	1,350	208	18.2	1,142
Average mandatorily redeemable capital stock	5	1	25.0	4	—	—	4
____________________________________

*	The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2016, 2015 and 2014.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$23,416	72%	$17,726	72%	$13,608	72%
Savings institutions	3,318	10	2,590	11	2,399	13
Credit unions	2,851	9	2,763	11	1,968	11
Insurance companies	2,817	9	1,546	6	799	4
Community Development Financial Institutions	14	—	11	—	4	—
Total member advances	32,416	100	24,636	100	18,778	100
Housing associates	46	—	2	—	2	—
Non-member borrowers	10	—	12	—	15	—
Total par value of advances	$32,472	100%	$24,650	100%	$18,795	100%
Total par value of advances outstanding to CFIs (1)	$6,758	21%	$6,559	27%	$6,362	34%
____________________________________

(1)
The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2016, 2015 and 2014 based upon the definitions of CFIs that applied as of those dates.

The Bank's advances balances (at par value) increased $7.8 billion during 2016, due largely to increased demand for loans from its larger members, which the Bank attributed in part to increased loan demand at those institutions. In addition, the Bank's larger members used advances to varying degrees to fund investment activities and to meet liquidity requirements. Comerica Bank, the Bank's largest borrower as of December 31, 2016, borrowed $2.8 billion in 2016. Comerica did not have any outstanding borrowings as of December 31, 2015.
The Bank's advances balances (at par value) increased $5.8 billion during 2015. The Bank's lending activities expanded due to increased demand for loans from some of its larger borrowers, which the Bank attributed to increased loan demand and a decrease in liquidity levels at those institutions. In addition, as discussed further in the section entitled "Capital," the Bank made available a special advances offering during the period from October 21, 2015 through December 31, 2015. Under this offering, the activity-based stock investment requirement was reduced from 4.1 percent to 2 percent for advances with a minimum maturity of one year or greater, provided the advances increased the member institution's outstanding advances balance above its October 20, 2015 balance, less any advances balances that were scheduled to mature during the period from October 21, 2015 through December 31, 2015. Approximately $4.9 billion of advances were funded under this offering.

At December 31, 2016, advances outstanding to the Bank’s five largest borrowers totaled $8.6 billion, representing 26.4 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2016.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2016
Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$2,800	8.6%
Texas Capital Bank, N.A.	2,000	6.2
Southside Bank	1,310	4.0
Centennial Bank	1,305	4.0
Life Insurance Company of the Southwest	1,166	3.6
	$8,581	26.4%
As of December 31, 2015 and 2014, advances outstanding to the Bank's five largest borrowers comprised $6.5 billion (26 percent) and $4.5 billion (24 percent), respectively, of the total advances portfolio at those dates.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2016 and 2015.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2016		December 31, 2015
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$18,185	56.0%	$17,220	69.9%
Adjustable/variable-rate indexed	12,839	39.5	5,949	24.1
Amortizing	1,448	4.5	1,481	6.0
Total par value	$32,472	100.0%	$24,650	100.0%
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
Short-Term Liquidity Holdings
At December 31, 2016, the Bank’s short-term liquidity holdings were comprised of $6.5 billion of overnight federal funds sold (including a $0.3 billion loan to another FHLBank) and $3.1 billion of overnight reverse repurchase agreements. At December 31, 2015, the Bank’s short-term liquidity holdings were comprised of $2.2 billion of overnight federal funds sold, a $1.0 billion overnight reverse repurchase agreement and $0.8 billion of non-interest bearing excess cash balances held at the Federal Reserve Bank of Dallas. All of the Bank's federal funds sold during 2016 and 2015 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and, on and after July 14, 2015, the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1- Business (specifically, the section entitled Core Mission Achievement beginning on page 10 of this report).
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
As of December 31, 2016, the Bank’s overnight federal funds sold consisted of $1.5 billion sold to counterparties rated double-A, $4.0 billion sold to counterparties rated single-A and $1.0 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2016 and 2015 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2016	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)

Debentures
U.S. government-guaranteed obligations	$16	$496	$101	$613	$16
GSE obligations	—	6,526	—	6,526	—
State housing agency obligations	110	—	—	110	109
Other	—	320	—	320	—
Total debentures	126	7,342	101	7,569	125

MBS portfolio
U.S. government-guaranteed residential MBS	3	—	—	3	3
GSE residential MBS	2,211	—	—	2,211	2,215
GSE commercial MBS	61	5,834	—	5,895	61
Non-agency residential MBS	98	—	—	98	111
Total MBS	2,373	5,834	—	8,207	2,390
Total long-term investments	$2,499	$13,176	$101	$15,776	$2,515

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2015
Debentures
U.S. government-guaranteed obligations	$22	$498	$202	$722	$21
GSE obligations	—	5,339	—	5,339	—
State housing agency obligations	110	—	—	110	110
Other	—	371	—	371	—
Total debentures	132	6,208	202	6,542	131

MBS portfolio
U.S. government-guaranteed residential MBS	4	—	—	4	4
GSE residential MBS	2,909	—	—	2,909	2,931
GSE commercial MBS	62	3,505	—	3,567	61
Non-agency residential MBS	121	—	—	121	135
Total MBS	3,096	3,505	—	6,601	3,131
Total long-term investments	$3,228	$9,713	$202	$13,143	$3,262

The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). As of December 31, 2016, the Bank held $8.2 billion of MBS (at amortized cost), which represented 298 percent of its total regulatory capital at that date. As of December 31, 2015, the Bank held $6.7 billion of MBS (at amortized cost), which represented 291 percent of its total regulatory capital at that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
During the years ended December 31, 2016, 2015 and 2014, the Bank acquired $2.4 billion, $2.5 billion and $1.0 billion of GSE commercial MBS ("CMBS"), all of which are backed by multifamily loans. Substantially all of the GSE CMBS purchases were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of these securities were classified as available-for-sale. In addition, during the year ended December 31, 2014, the Bank acquired $0.4 billion of LIBOR-indexed floating rate collateralized mortgage obligations ("CMOs") issued by either Fannie Mae or Freddie Mac that the Bank designated as held-to-maturity. As further described below, the floating rate coupons of these residential MBS ("RMBS") are subject to interest rate caps.
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
During the years ended December 31, 2016 and 2015, the Bank purchased $3.7 billion and $1.5 billion, respectively, of GSE debentures, all of which were non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System. Substantially all of these securities were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps. The Bank did not purchase any GSE debentures during the year ended December 31, 2014. The Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital at the time of purchase. In addition, in 2016, the Bank also acquired $0.3 billion of U.S. Treasury Notes (classified as available-for-sale). In 2015, the Bank also acquired $0.5 billion of U.S. government-guaranteed debentures (classified as available-for-sale), $0.2 billion of U.S. Treasury Notes (classified as trading) and $0.1 billion of state housing agency obligations (classified as held-to-maturity). The Bank did not acquire any of these types of investments in 2014. Subject to applicable regulatory limits and the constraints imposed by the Finance Agency's July 2015 guidance regarding core mission achievement, the Bank may continue to add these types of securities to its long-term investment portfolio if attractive opportunities to do so are available.
During the years ended December 31, 2016, 2015 and 2014, proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $0.6 billion, $0.7 billion and $1.0 billion, respectively. Proceeds from maturities of available-for-sale securities totaled $65 million, $40 million and $26 million during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016 and 2015, the Bank sold approximately $158 million and $816 million (par value), respectively, of GSE RMBS (CMO LIBOR floaters with embedded caps) classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $0.9 million and $14.5 million, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in GSE CMBS. During 2016 and 2015, the Bank also sold approximately $2.3 billion and $871 million (par value), respectively, of GSE debentures and, in 2016, it sold $0.3 billion of U.S. Treasury Notes, all of which had been classified as available-for-sale. The aggregate gains recognized on these sales totaled $5.1 million and $3.9 million, respectively. The GSE debentures that were sold were replaced with longer-dated, higher-yielding GSE debentures. The Bank did not sell any long-term investments during the year ended December 31, 2014.
As of December 31, 2016, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation, were rated triple-A by Moody's and Fitch. The PEFCO debentures are not currently rated by S&P. Further, the Bank's holdings of state housing agency debentures were rated triple-A by Moody's, S&P and Fitch. The credit ratings associated with the Bank's holdings of non-agency RMBS are presented in the table on page 43.
The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. At December 31, 2016, the gross unrealized losses on the Bank’s held-to-maturity and available-for-sale investment securities were $15.6 million and $35.1 million, respectively. As of that date, $5.9 million (or 38 percent) of the unrealized losses associated with its held-to-maturity securities portfolio were related to the

Bank's holdings of non-agency (i.e., private-label) RMBS. For a summary of the Bank's OTTI evaluation, see the audited financial statements included in this report (specifically, Notes 4 and 5 beginning on pages F-18 and F-21, respectively).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2016 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2016. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$6,756	$6,756	$6,756	$6,445	$311
Triple-B	3	14,611	14,611	14,611	13,996	615
Double-B	1	656	656	656	650	6
Single-B	5	18,085	17,976	16,222	16,202	1,774
Triple-C	12	75,217	68,090	54,251	66,082	3,203
Single-D	1	8,933	7,044	5,480	7,083	—
Not Rated	1	97	97	97	91	6
Total	24	$124,355	$115,230	$98,073	$110,549	$5,915
At December 31, 2016, the Bank’s portfolio of non-agency RMBS was comprised of 5 securities with an aggregate unpaid principal balance of $16 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $108 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2015, the Bank’s non-agency RMBS portfolio was comprised of 8 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $25 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $128 million. Three of the Bank's non-agency RMBS were paid in full during the year ended December 31, 2016.

The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2016 by classification by the originator at the time of issuance and collateral type; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.
NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

						Weighted Average Collateral Delinquency (1)(2)	Credit Enhancement Statistics
Classification	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses		Current Weighted Average (1)(3)	Original Weighted Average (1)	Minimum Current (4)
Prime collateral(5)	20	$100	$95	$90	$5	15.70%	28.90%	39.01%	—%
Alt-A collateral(5)	4	24	20	21	1	18.73%	15.61%	30.04%	2.94%
Total non-agency RMBS	24	$124	$115	$111	$6	16.28%	26.35%	37.29%	—%

Fixed-rate collateral	5	$16	$14	$14	$1	10.31%	1.63%	7.78%	—%
Option ARM collateral	19	108	101	97	5	17.19%	30.12%	41.78%	10.12%
Total non-agency RMBS	24	$124	$115	$111	$6	16.28%	26.35%	37.29%	—%
____________________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned.

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
Because the ultimate receipt of contractual payments on the Bank’s non-agency RMBS will depend upon the credit and prepayment performance of the underlying loans and the credit enhancements for the senior securities owned by the Bank, the Bank monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The credit enhancement for each of the Bank’s non-agency RMBS is provided by a senior/subordinate structure, and none of the securities owned by the Bank are insured by third-party bond insurers. More specifically, each of the Bank’s non-agency RMBS represents a single security class within a securitization that has multiple classes of securities. Each security class has a distinct claim on the cash flows from the underlying mortgage loans, with the subordinate securities having a junior claim relative to the more senior securities. The Bank’s non-agency RMBS have a senior claim on the cash flows from the underlying mortgage loans.
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of the end of each calendar quarter in 2016 under a base case (or best estimate) scenario. The procedures used in these analyses, together with the results thereof, are summarized in Note 5 to the Bank’s audited financial statements included in this report.
During the period from 2009 through 2012, the Bank recorded credit impairments totaling $13.0 million on 14 of its non-agency RMBS. During 2016, 2015 and 2014, the Bank recorded credit impairments totaling $20,000, $33,000 and $37,000, respectively, on one previously unimpaired security. Through December 31, 2016, the Bank has amortized $0.4 million of the time value associated with the aggregate credit losses of $13.1 million. Through this same date, actual principal shortfalls on the 15 securities have totaled $1.8 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $2.6 million. Based on the cash flow analyses performed as of December 31, 2016, the Bank currently expects to recover in future periods an additional $8.7 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through December 31, 2016.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2016 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning October 1, 2016 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. As of December 31, 2016, none of the Bank's non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of CMOs with variable-rate coupons ($2.3 billion par value at December 31, 2016) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2016, one-month LIBOR was 0.77 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($1.9 billion) was between 6.00 percent and 6.50 percent. As of December 31, 2016, one-month LIBOR rates were approximately 518 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.2 billion of interest rate caps with remaining maturities ranging from 21 to 56 months as of December 31, 2016 and strike rates of 6.50 percent. If three-month LIBOR rises above 6.50 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between 6.50 percent and three-month LIBOR.
The following table provides a summary of the notional amounts and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of December 31, 2016.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount
Third quarter 2018	$200
First quarter 2019	250
Third quarter 2021 (1)	750
$1,200

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.
Consolidated Obligations and Deposits
During the year ended December 31, 2016, the Bank’s outstanding consolidated obligations (at par value) increased by $15.5 billion; consolidated obligation discount notes increased by $6.4 billion and consolidated obligation bonds increased by $9.1 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2016 and 2015.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2016		December 31, 2015
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$8,597	31.7%	$9,244	51.3%
Callable	2,356	8.7	2,515	13.9
Variable-rate	13,151	48.5	3,625	20.1
Callable step-up	2,829	10.4	2,510	13.9
Callable step-down	200	0.7	150	0.8
Total par value	$27,133	100.0%	$18,044	100.0%

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
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2016 and 2015 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by by the Bank or the other FHLBanks.
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
During the years ended December 31, 2016, 2015 and 2014, the Bank issued $28.0 billion, $18.1 billion and $11.4 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations and to support some of the growth in the Bank's balance sheet. During the year ended December 31, 2016, the Bank's consolidated obligation bond issuance consisted primarily of variable-rate bonds, fixed-rate non-callable bonds (most of which were swapped) and swapped fixed-rate callable bonds, including step-up bonds. During the year ended December 31, 2015, the Bank's consolidated obligation bond issuance consisted primarily of fixed-rate non-callable bonds (most of which were swapped) and swapped fixed-rate callable bonds, including step-up bonds.The majority of the consolidated obligation bonds issued during the year ended December 31, 2014 were swapped fixed-rate callable bonds, including step-up bonds.
At December 31, 2016 and 2015, discount notes comprised approximately 50 percent and 53 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2016, the Bank issued approximately $134 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes, as well as to fund a portion of the growth in the Bank's advances and investments.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the size of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2016, 2015 and 2014, the weighted average LIBOR cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 21 basis points, LIBOR minus 14 basis points and LIBOR minus 15 basis points, respectively.
The Bank's funding levels (relative to LIBOR) for consolidated obligation bonds deteriorated in the second half of 2015 due to a significant decrease in swap spreads during that period and an increase in competing debt issuance by other GSEs. Swap spreads tightened relative to U.S. Treasury debt during the second half of 2015 due to several factors, including a large volume of swapped corporate debt issuance, a rise in repo rates and increased sales of U.S. Treasury debt by central banks. As a result of these funding levels, the Bank relied more heavily on the use of consolidated obligation discount notes during this period. Swap spreads widened during the second, third and fourth quarters of 2016, resulting an improvement in the Bank's funding levels (relative to LIBOR) for consolidated obligation bonds. The widening of swap spreads in the second and third quarters was mainly due to the then impending changes to the rules that govern money market funds, which became effective in October 2016.

The cost of the Bank's consolidated obligation discount notes also increased during the second half of 2015 due to short-term debt investors' desire to invest only in very short maturity instruments, which was attributable to the uncertainty at that time regarding potential interest rate increases by the FOMC at its September 2015 and December 2015 meetings. Dealers' reduced capacity to hold consolidated obligation discount notes (due to balance sheet constraints) also contributed to the increase in the Bank's discount note funding costs during the second half of 2015. While dealers' balances sheets were less constrained in 2016, the cost of discount notes increased commensurate with the increase in short-term interest rates both early and late in the year. In the middle part of 2016, the Bank's discount note funding costs improved due in part to Great Britain's vote to exit the European Union and the then impending changes that govern money market funds, each of which contributed to increased demand for discount notes.
Demand and term deposits were $1.0 billion at both December 31, 2016 and 2015. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.9 billion and $1.5 billion at December 31, 2016 and 2015, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) was $1.8 billion and $1.4 billion, respectively.
At December 31, 2016, the Bank’s five largest shareholders held $378 million of capital stock, which represented 19.6 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2016.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2016
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$121,800	6.3%
Texas Capital Bank, N.A.	72,200	3.7
Centennial Bank	67,963	3.5
Southside Bank	61,084	3.2
Prosperity Bank	55,430	2.9
	$378,477	19.6%
As of December 31, 2016, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
As described in Item 1 — Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. There were no changes to the investment requirements during the years ended December 31, 2016 or 2014.
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
From and after October 1, 2015, Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement. Daily, subject to the limitations in the Capital Plan, the Bank converts shares of one sub-class of Class B Stock to the other sub-class of Class B Stock under the following circumstances: (i) shares of Class B-2 Stock held by a shareholder in excess of its activity-based investment requirement are converted into Class B-1 Stock, if necessary, to meet that shareholder’s membership investment requirement and (ii) shares of Class B-1 Stock held by a shareholder in excess of the amount required to meet its membership investment requirement are converted into Class B-2 Stock as needed in order to satisfy that shareholder’s activity-based investment requirement. All excess stock is held as Class B-1 Stock at all times.
The Bank’s Board of Directors may declare dividends at the same rate for all shares of Class B Stock, or at different rates for Class B-1 Stock and Class B-2 Stock, provided that in no event can the dividend rate on Class B-2 Stock be lower than the dividend rate on Class B-1 Stock. Dividend payments may be made in the form of cash, additional shares of either, or both, sub-classes of Class B Stock, or a combination thereof as determined by the Bank’s Board of Directors. As the Bank’s dividends for any given quarter are based upon average capital stock outstanding during the preceding quarter, the first time that differential dividend rates were paid was the first quarter of 2016. For additional information, see Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Capital Plan amendments did not change members’ voting rights in any way. For the purpose of voting rights, all shares of Class B Stock, regardless of sub-class, are treated the same.
The Bank also amended its Capital Plan to modify the permissible range for the advances-based component of the activity-based investment requirement. Effective October 1, 2015, the permissible range for the advances-based component of the activity-based investment requirement changed from a range of 3.0 percent to 5.0 percent of members’ advances outstanding to a range of 2.0 percent to 5.0 percent of members’ advances outstanding. The requirement remained at 4.1 percent of members’ advances outstanding upon the implementation of the amended Capital Plan. The amendments did not alter the permissible ranges for the membership investment requirement or the Acquired Member Asset component of the activity-based investment requirement and no changes to the existing requirements were made upon the implementation of the amended Capital Plan.
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

•
Advances funded had to increase the member institution’s outstanding advances balance above its October 20, 2015 balance, less any advances balances that were scheduled to mature during the period from October 21, 2015 through December 31, 2015; and

•
The total advances offering was $8 billion. Of this total offering, $2 billion was reserved through December 1, 2015 for members whose total assets fell below the then-applicable three-year average asset cap for CFIs ($1.123 billion).

The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply during that period.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during 2016, surplus stock was defined as the amount of stock held by a member in excess of 125 percent of the member’s minimum investment requirement. For those repurchases, which occurred on February 25, 2016, June 27, 2016, September 27, 2016 and December 27, 2016, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was

$2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). For the quarterly repurchases that occurred during the period from January 31, 2014 through August 7, 2015, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred during this period, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less, or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchase that occurred on November 6, 2015, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchase that occurred on November 6, 2015, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $1,000,000 or less, or if, subject to certain exceptions, the member was on restricted collateral status. For each of the repurchases that occurred in 2015, members were given the opportunity to opt-out of the repurchase if they chose to do so. In the future, the Bank may continue this practice or, alternatively, it may modify its practices for repurchasing and managing excess stock in other ways that would allow members to hold larger amounts of excess stock. Further, the Bank may from time to time modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
At December 31, 2016, excess stock held by the Bank’s members and former members totaled $398 million, which represented 0.7 percent of the Bank’s total assets as of that date.
The following table sets forth the repurchases of surplus stock that have occurred since January 1, 2014.

SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 31, 2014	2,413,181	$241,318	$—
April 30, 2014	1,289,766	128,977	—
July 31, 2014	2,586,078	258,608	—
October 31, 2014	2,722,135	272,214	—
January 30, 2015	1,347,470	134,747	—
April 30, 2015	1,587,217	158,722	—
August 7, 2015	1,757,714	175,771	—
November 6, 2015	1,056,555	105,656	—
February 25, 2016	1,037,073	103,707	—
June 27, 2016	609,986	60,999	—
September 27, 2016	477,834	47,783	—
December 27, 2016	1,001,588	100,158	—
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
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2016, 2015 and 2014, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2016 and 2015 was $3.4 million and $8.9 million, respectively. For the years ended December 31, 2016 and 2015, average mandatorily redeemable capital stock was $5.4 million and $4.2 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).
The following table presents capital stock outstanding, by type of institution, as of December 31, 2016 and 2015.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial banks	$1,378	71%	$1,065	69%
Savings institutions	171	9	152	10
Credit unions	224	12	226	15
Insurance companies	156	8	97	6
Community Development Financial Institutions	1	—	—	—
Total capital stock classified as capital	1,930	100	1,540	100
Mandatorily redeemable capital stock	3	—	9	—
Total regulatory capital stock	$1,933	100%	$1,549	100%
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
The second type involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that either do not qualify for fair value hedge accounting under ASC 815 or are not designated in an ASC 815 fair value hedging relationship (hereinafter referred to as an “economic hedge”). For instance, as described above, the Bank holds interest rate caps as a hedge against embedded caps in its variable-rate CMOs classified as held-to-maturity securities. The changes in fair value of the interest rate caps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the variable-rate CMOs with embedded caps), which increases the volatility of the Bank’s earnings. The impact of these changes in value on earnings over the life of the transactions will equal the purchase price of the caps if these instruments are held until their maturity. In addition, from time to time, the Bank uses interest rate basis swaps to reduce its exposure to changes in spreads between one-month and three-month LIBOR. From time to time, the Bank also uses fixed-for-floating interest rate swaps to hedge its fair value risk exposure associated with some of its longer-term discount notes. Excluding net interest settlements, the impact of the changes in fair value of these stand-alone interest rate swaps on earnings over the life of the transactions will be zero if these instruments are held until their maturity. The Bank generally holds its discount note swaps to maturity.
At times, the Bank enters into fixed rate advances that provide members with the right to increase the principal amount of the advance on a specified future date at the original interest rate for the remaining term of the advance, provided the member has satisfied all of the customary requirements for that advance. The Bank hedges these commitments through the use of interest rate swaptions. At December 31, 2016 and 2015, the Bank was a party to interest rate swaptions with aggregate notional balances of $3.0 million and $4.0 million, respectively. These swaptions were designated as fair value hedges of the optional commitments associated with existing advances. As of December 31, 2014, the Bank was not a party to any interest rate swaptions.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2016, 2015 and 2014, the Bank’s notional balance of interest rate exchange agreements was $35.5 billion, $31.0 billion and $24.9 billion, respectively, while its total assets were $58.2 billion, $42.1 billion and $38.0 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2016, 2015 and 2014.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2016
Advances	$3,835	$1,170	$—	$—	$5,005
Investments	—	13,107	—	1,203	14,310
Consolidated obligation bonds	—	12,776	—	—	12,776
Consolidated obligation discount notes	—	—	425	1,276	1,701
Balance sheet	—	—	—	1,000	1,000
Other	—	—	—	327	327
Intermediary positions	—	—	—	422	422
Total notional balance	$3,835	$27,053	$425	$4,228	$35,541
December 31, 2015
Advances	$3,361	$1,443	$—	$2	$4,806
Investments	—	9,375	—	1,753	11,128
Consolidated obligation bonds	—	12,988	—	—	12,988
Consolidated obligation discount notes	—	—	100	—	100
Intermediary positions	—	—	—	2,006	2,006
Total notional balance	$3,361	$23,806	$100	$3,761	$31,028
December 31, 2014
Advances	$3,593	$1,369	$—	$2	$4,964
Investments	—	5,878	—	2,901	8,779
Consolidated obligation bonds	—	10,102	—	—	10,102
Intermediary positions	—	—	—	1,030	1,030
Total notional balance	$3,593	$17,349	$—	$3,933	$24,875

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2016 and 2015.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2016	2015
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$3,810	$3,569
		Economic	—	2

Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	1,185	1,227

Pay fixed, receive floating interest rate swap combined with purchased swaption	Converts the advance’s fixed rate to a variable- rate index and offsets an optional commitment embedded in the advance that allows the member to increase the amount of the advance.	Fair Value	10	8
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	13,107	9,375
		Economic	3	103

Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable-rate investment securities.	Economic	1,200	1,650
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	7,178	7,563
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	5,598	5,425
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling 3-month discount notes to fixed cash flows.	Cash Flow	425	100
Receive fixed, pay floating interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Economic	1,276	—
Balance Sheet
Pay floating, receive floating basis swap	To reduce interest rate sensitivity and repricing gaps by converting the asset's or liability’s variable rate to the same variable-rate index as the funding source or asset being funded.	Economic	1,000	—
Pay floating, receive fixed interest rate swap	To hedge risks to the Bank's earnings that are not directly linked to specific assets, liabilities or forecasted transactions	Economic	325	—
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	342	1,926
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	80	80
Total derivatives used to hedge risk			35,539	31,028
Mortgage delivery commitments			2	—

Total notional amount of derivatives			$35,541	$31,028

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the years ended December 31, 2016, 2015 and 2014.
NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Intermediary Transactions	Balance Sheet and Other	Total
Year ended December 31, 2016
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$73	$(7)	$—	$—	$—	$65
Net interest settlements included in net interest income (2)	(65)	(218)	62	(4)	—	—	(225)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	1	13	(2)	—	—	—	12
Net gains (losses) on economic hedges	—	(3)	(2)	1	—	(19)	(23)
Net interest settlements on economic hedges	—	—	—	—	—	2	2
Total net gains (losses) on derivatives and hedging activities	1	10	(4)	1	—	(17)	(9)
Net impact of derivatives and hedging activities	(65)	(135)	51	(3)	—	(17)	(169)
Net gain on hedged financial instrument classified as trading	—	2	—	—	—	—	2
	$(65)	$(133)	$51	$(3)	$—	$(17)	$(167)
Year ended December 31, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(6)	$96	$(1)	$—	$—	$—	$89
Net interest settlements included in net interest income (2)	(94)	(218)	132	(1)	—	—	(181)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	1	—	—	—	—	1
Net gains on economic hedges	—	1	3	—	1	—	5
Total net gains on derivatives and hedging activities	—	2	3	—	1	—	6
Net impact of derivatives and hedging activities	$(100)	$(120)	$134	$(1)	$1	$—	$(86)
Net loss on hedged financial instrument classified as trading	—	(1)	—	—	—	—	(1)
	$(100)	$(121)	$134	$(1)	$1	$—	$(87)
Year ended December 31, 2014
Amortization/accretion of hedging activities in net interest income (1)	$—	$109	$—	$—	$—	$—	$109
Net interest settlements included in net interest income (2)	(110)	(196)	117	—	—	—	(189)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	(1)	(3)	1	—	—	—	(3)
Net gains (losses) on economic hedges	—	(3)	—	—	1	3	1
Net interest settlements on economic hedges	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	(1)	(6)	1	—	1	4	(1)
Net impact of derivatives and hedging activities	$(111)	$(93)	$118	$—	$1	$4	$(81)
____________________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into on and after June 10, 2013 are required to be cleared through a third-party central clearinghouse. As of December 31, 2016, the Bank had cleared trades outstanding with notional amounts totaling $24 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral is delivered (or returned) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure amounts ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2016, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $11 billion.
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
As of December 31, 2016, cash collateral totaling $241 million had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank held $1 million of cash as collateral from one of its non-member bilateral derivative counterparties under the terms of the applicable collateral exchange agreement and $94 million of cash collateral to secure some of its cleared derivative transactions. In addition, the Bank had pledged $72 million of cash as collateral for the remainder of its cleared derivatives as of December 31, 2016. Further, the Bank had pledged $613 million (fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives as of that date.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2016.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Cleared derivatives (3)	—	$12,862.0	$100.7	$(94.3)	$552.8	$559.2
Liability positions with credit exposure
Single-A	3	387.0	(4.0)	4.7	—	0.7
Cleared derivatives (3)	—	11,509.3	(73.8)	72.1	60.5	58.8
Total derivative positions with non-member counterparties to which the Bank had credit exposure	3	24,758.3	22.9	(17.5)	613.3	618.7

Asset positions without credit exposure	1	85.0	0.2	(0.4)	—	—
Liability positions without credit exposure (4)	14	10,484.8	(246.1)	236.1	—	—
Total non-member counterparties	18	35,328.1	(223.0)	$218.2	$613.3	$618.7

Member institutions
Interest rate exchange agreements (5)
Asset positions	8	145.8	8.5
Liability positions	2	65.0	(2.5)
Mortgage delivery commitments		2.0	—
Total member institutions	10	212.8	6.0
Total	28	$35,540.9	$(217.0)
____________________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of December 31, 2016.

(2)	Includes amounts that had not settled as of December 31, 2016.

(3)	The counterparties to the Bank’s cleared derivatives transactions are unrated.

(4)
The figures for the liability positions without credit exposure included transactions with a counterparty that is affiliated with a member institution and transactions with two counterparties that are affiliated with a non-member shareholder of the Bank. Transactions with those counterparties had an aggregate notional principal of $2.4 billion.

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

The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including initial margin requirements imposed by regulators. For additional discussion, see Item 1 - Business - Legislative and Regulatory Developments.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 104 percent and 105 percent at December 31, 2016 and 2015, respectively. For additional discussion, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
Results of Operations
Net Income
Net income for 2016, 2015 and 2014 was $79.4 million, $67.2 million and $48.5 million, respectively. The Bank’s net income for 2016 represented a return on average capital stock (“ROCS”) of 4.44 percent. In comparison, the Bank’s ROCS was 4.98 percent in 2015 and 4.25 percent in 2014. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2016, 2015 and 2014, the Bank’s AHP assessments totaled $8.8 million, $7.5 million and $5.4 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2016, 2015 and 2014, the Bank’s income before assessments was $88.3 million, $74.7 million and $53.9 million, respectively. The $13.6 million increase in income before assessments for 2016 as compared to 2015 was attributable to a $43.4 million increase in net interest income, offset by a $21.9 million decrease in other income and a $7.9 million increase in other expenses. The $20.8 million increase in income before assessments for 2015 as compared to 2014 was attributable to a $1.0 million increase in net interest income and a $21.7 million increase in other income, offset by a $2.0 million increase in other expenses. The components of income before assessments (net interest income, other income and other expense) are discussed in more detail in the following sections.
Net Interest Income
In 2016, 2015 and 2014, the Bank’s net interest income was $165.0 million, $121.6 million and $120.6 million, respectively, and its net interest margin was 31 basis points, 29 basis points and 35 basis points, respectively. The increase in net interest income from 2015 to 2016 was due primarily to an increase in the average balances of the Bank's interest-earning assets from $42.6 billion in 2015 to $53.6 billion in 2016. The small increase in net interest income from 2014 to 2015 was due primarily to an increase in the average balances of the Bank's interest-earning assets from $34.9 billion in 2014 to $42.6 billion in 2015, largely offset by a decrease in the Bank's net interest spread.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2016, 2015 and 2014.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$817	$3	0.38%	$599	$1	0.13%	$730	$1	0.09%
Securities purchased under agreements to resell	1,567	6	0.40%	2,412	2	0.10%	908	1	0.07%
Federal funds sold (c)	5,716	24	0.41%	6,066	8	0.12%	3,429	3	0.08%
Investments
Trading	164	3	1.78%	237	1	0.48%	805	—	0.06%
Available-for-sale (d)	12,424	135	1.09%	7,618	42	0.55%	5,803	22	0.38%
Held-to-maturity (d)	2,879	30	1.04%	3,792	29	0.76%	5,075	40	0.80%
Advances (e)	29,959	217	0.72%	21,832	134	0.61%	18,071	132	0.73%
Mortgage loans held for portfolio	69	4	5.08%	63	4	5.77%	81	5	5.72%
Total earning assets	53,595	422	0.79%	42,619	221	0.52%	34,902	204	0.58%
Cash and due from banks	44			67			138
Other assets	157			137			112
Derivatives netting adjustment (b)	(828)			(603)			(730)
Fair value adjustment on available-for-sale securities (d)	(49)			(10)			18
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(19)			(24)			(30)
Total assets	$52,900	422	0.80%	$42,186	221	0.52%	$34,410	204	0.59%
Liabilities and Capital
Interest-bearing deposits (b) (f)	$875	3	0.28%	$883	—	0.03%	$746	—	0.01%
Consolidated obligations
Bonds	21,247	144	0.68%	19,455	77	0.40%	18,873	73	0.39%
Discount notes	27,965	110	0.40%	19,413	22	0.11%	12,720	10	0.08%
Mandatorily redeemable capital stock and other borrowings	18	—	0.19%	12	—	0.18%	11	—	0.19%
Total interest-bearing liabilities	50,105	257	0.51%	39,763	99	0.25%	32,350	83	0.26%
Other liabilities	1,109			966			971
Derivatives netting adjustment (b)	(828)			(603)			(730)
Total liabilities	50,386	257	0.51%	40,126	99	0.25%	32,591	83	0.26%
Total capital	2,514			2,060			1,819
Total liabilities and capital	$52,900		0.49%	$42,186		0.23%	$34,410		0.24%
Net interest income		$165			$122			$121
Net interest margin			0.31%			0.29%			0.35%
Net interest spread			0.28%			0.27%			0.32%
Impact of non-interest bearing funds			0.03%			0.02%			0.03%
____________________________________

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2016, 2015 and 2014 in the table above include $0.82 billion, $0.60 billion and $0.73 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2016, 2015 and 2014 in the table above include $10.4 million, $4.3 million and $0.4 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.

(f)
Average balances of deposits for the years ended December 31, 2016, 2015 and 2014 include time deposits of $104 million, $117 million and $99 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2016, 2015 and 2014, interest was paid on time deposits at average rates of 0.31 percent, 0.06 percent and 0.01 percent, respectively.

Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to low short-term interest rates in 2016, 2015 and 2014, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 3 basis points in 2016, 2 basis points in 2015 and 3 basis points in 2014. The Bank’s net interest spread was 28 basis points in 2016, 27 basis points in 2015 and 32 basis points in 2014.
The decline in the Bank's net interest spread from 2014 to 2015 was due primarily to an increase in the Bank's average short-term liquidity portfolio and lower yields on the Bank's advances. A significant portion of the Bank's advances that were funded during 2015 were either short-term advances or longer-term advances that re-price frequently (e.g., every three months), each of which have lower yields than the Bank's other longer-term assets. These lower yields were offset in part by an increase in the yield on the Bank's available-for-sale securities portfolio, which was primarily the result of purchasing higher-yielding GSE CMBS throughout the second half of 2014 and all of 2015.

Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2016 and 2015 and between 2015 and 2014 and excludes net interest income on economic hedge derivatives as discussed above. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2016 vs. 2015 Increase (Decrease) Due To			2015 vs. 2014 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$2	$2	$—	$—	$—
Securities purchased under agreements to resell	(1)	5	4	1	—	1
Federal funds sold	(1)	17	16	3	2	5
Investments
Trading	—	2	2	—	1	1
Available-for-sale	37	56	93	8	12	20
Held-to-maturity	(8)	9	1	(10)	(1)	(11)
Advances	56	27	83	25	(23)	2
Mortgage loans held for portfolio	—	—	—	(1)	—	(1)
Total interest income	83	118	201	26	(9)	17
Interest expense
Interest-bearing deposits	—	3	3	—	—	—
Consolidated obligations
Bonds	8	59	67	2	2	4
Discount notes	13	75	88	7	5	12
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	21	137	158	9	7	16
Changes in net interest income	$62	$(19)	$43	$17	$(16)	$1

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2016, 2015 and 2014.

OTHER INCOME (LOSS)
(in thousands)

	2016	2015	2014
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$—	$—	$81
Economic hedge derivatives related to consolidated obligation discount notes	252	63	—
Stand-alone economic hedge derivatives (basis swaps)	(142)	—	1,204
Member/offsetting swaps	196	191	107
Economic hedge derivatives related to trading securities	(296)	(234)	—
Economic hedge derivatives related to available-for-sale securities	(19)	(38)	—
Economic hedge derivatives related to advances	(27)	(6)	(30)
Other stand-alone economic hedge derivatives	1,958	—	—
Total net interest income (expense) associated with economic hedge derivatives	1,922	(24)	1,362
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	27	(2)	(144)
Available-for-sale securities	23	1,294	411
Trading securities	(2,067)	—	—
Consolidated obligation bonds	(1,905)	3,033	126
Consolidated obligation discount notes	652	—	—
Stand-alone economic hedge derivatives (basis swaps)	75	—	2,337
Other stand-alone economic hedge derivatives	(19,681)	—	—
Mortgage delivery commitments	691	—	—
Interest rate caps related to held-to-maturity securities	(478)	(687)	(2,601)
Member/offsetting swaps and caps	203	1,357	1,170
Total fair value gains (losses) related to economic hedge derivatives	(22,460)	4,995	1,299
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	507	308	(825)
Available-for-sale securities and associated hedges	13,284	1,030	(2,644)
Consolidated obligation bonds and associated hedges	(2,079)	174	385
Total fair value hedge ineffectiveness	11,712	1,512	(3,084)
Total net gains (losses) on derivatives and hedging activities	(8,826)	6,483	(423)
Net gains (losses) on trading securities	2,186	(1,792)	625
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(20)	(33)	(37)
Gains on early extinguishment of debt	—	—	962
Gains on sales of held-to-maturity securities	940	14,514	—
Gains on sales of available-for-sale securities	5,104	3,922	—
Service fees	2,295	2,303	2,508
Letter of credit fees	5,784	4,415	4,832
Other, net	361	(38)	(425)
Total other	16,650	23,291	8,465
Total other income	$7,824	$29,774	$8,042
Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $11.7 million, $1.5 million and $(3.1) million in 2016, 2015 and 2014, respectively. To the extent these hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(1.9) million, $4.3 million and $0.4 million in 2016, 2015 and 2014, respectively.
The increase in fair value hedge ineffectiveness during the year ended December 31, 2016 as compared to the year ended December 31, 2015, was due in large part to the addition of higher yielding, longer duration GSE CMBS and GSE debentures to the Bank’s available-for-sale securities portfolio during 2016 and 2015. Substantially all of the Bank’s GSE CMBS and GSE debentures classified as available-for-sale are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (OIS) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank entered into several derivative transactions in 2016 in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the year ended December 31, 2016, the losses associated with stand-alone economic hedge derivatives used for this purpose were $19.7 million.
From time to time, the Bank has entered into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally either receives three-month LIBOR and pays one-month LIBOR or receives one-month LIBOR and pays three-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the year ended December 31, 2016, the Bank entered into two interest rate basis swaps with an aggregate notional amount of $2.0 billion. At December 31, 2016, one interest rate basis swap with a notional amount of $1.0 billion remained outstanding. During the year ended December 31, 2016, the Bank terminated one interest rate basis swap with a notional amount of $1.0 billion. Proceeds from this termination totaled $0.3 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. The Bank was not a party to any interest rate basis swaps during the year ended December 31, 2015. During the year ended December 31, 2014, the Bank terminated four interest rate basis swaps with an aggregate notional amount of $2.7 billion. Proceeds from these terminations totaled $11.4 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transactions. There were no other terminations of interest rate basis swaps during the year ended December 31, 2014. Further, one interest rate basis swap with a notional amount of $1.0 billion matured during the year ended December 31, 2014.
As discussed previously in the section entitled “Financial Condition – Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held 3 interest rate cap agreements having a total notional amount of $1.2 billion as of December 31, 2016. The premiums paid for these caps totaled $4.3 million. The Bank did not terminate any interest rate caps during the years ended December 31, 2016, 2015 or 2014. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At December 31, 2016, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.3 million.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As of December 31, 2016, the aggregate notional balance of these swaps totaled $1.3 billion. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings.
Other
During the years ended December 31, 2016 and 2015, the Bank sold approximately $158 million and $816 million (par values), respectively, of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $0.9 million and $14.5 million, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During these same periods, the Bank sold approximately $2.6 billion and $871 million (par values), respectively, of non-MBS securities classified as available-for-sale, including $2.3 billion of GSE debentures in 2016. The aggregate gains recognized on these sales totaled $5.1 million and $3.9 million, respectively. There were no sales of long-term investment securities during the year ended December 31, 2014.
During September and October 2015, the Bank acquired fixed rate U.S. Treasury Notes with par values of $104.8 million and $100.0 million, respectively. Each of these securities was classified as trading. Due to fluctuations in long-term interest rates, losses on the security acquired in September 2015 totaled $0.9 million for the year ended December 31, 2016. Prior to its sale in June 2016, the U.S. Treasury Note that was acquired in October 2015 generated current year gains of $2.3 million. While held by the Bank, this U.S. Treasury Note was economically hedged with a fixed-for-floating interest rate swap; during 2016, this swap, which was terminated concurrent with the sale of the U.S. Treasury Note, produced losses of $2.1 million.
At various times during 2014, market conditions were such that the Bank was able to extinguish certain consolidated obligation bonds and simultaneously terminate the associated interest rate exchange agreements at net amounts that were profitable for the Bank, while new consolidated obligations could be issued and then converted (through the use of interest rate exchange agreements) to a floating rate that approximated the cost of the extinguished debt including any associated interest rate swaps. In 2014, the Bank repurchased $46 million of its consolidated obligations in the secondary market and terminated the related interest rate exchange agreements. The gains on these debt extinguishments totaled $1.0 million. The Bank did not early extinguish any debt during 2016 or 2015.
For the years ended December 31, 2016, 2015 and 2014, letter of credit fees totaled $5.8 million, $4.4 million and $4.8 million, respectively. At December 31, 2016, 2015 and 2014, outstanding letters of credit totaled $11.2 billion, $7.2 billion and $4.3 billion, respectively. Beginning on October 1, 2014, the Bank reduced the pricing on all custodial and standby letters of credit and it introduced a new fluctuating balance feature which provides members with the option of paying only for the amount of the letter of credit that the member is required to pledge as collateral.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $84.6 million, $76.7 million and $74.7 million in 2016, 2015 and 2014, respectively.
Compensation and benefits totaled $50.8 million for 2016, compared to $43.7 million for 2015 and $39.6 million for 2014. The $7.1 million increase in compensation and benefits for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was due largely to: (1) increased costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions; (2) increased costs associated with the Bank's 2014 and 2015 Long-Term Incentive Plans, due largely to the retroactive inclusion (in August 2016) of additional executives in these plans (based on the date that these executives joined the Bank's Executive Management Committee) and higher anticipated goal achievement for the 2015 Long-Term Incentive Plan; (3) increased employee medical costs; (4) an increase in headcount; and (5) merit and cost-of-living adjustments, partially offset by a reduction in employee separation costs. The Bank's average headcount was 214 employees in 2016, as compared to 202 employees in 2015. At December 31, 2016, the Bank employed 218 people, an increase of 11 employees from December 31, 2015. The $4.1 million increase in compensation and benefits for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was due largely to: (1) an increase in headcount; (2) increased expenses related to the Bank's short-term and long-term incentive compensation plans; and (3) higher separation costs, offset by lower employee medical costs. The Bank's average headcount was 202 employees in 2015, as compared to 184 employees in 2014. At December 31, 2015, the Bank employed 207 people, an increase of 15 employees from December 31, 2014. The increase in expenses relating to the Bank's short-term incentive compensation plan was due to the increase in headcount and higher goal achievement in 2015 (as compared to 2014), partially offset by adjustments to the incentive opportunities that are available to some of the Bank's employees. The increase in expenses related to the Bank's long-term incentive plans was due largely to the higher incentive opportunities associated with the 2015 plan.
Other operating expenses for the years ended December 31, 2016, 2015 and 2014 were $25.0 million, $26.2 million and $29.2 million, respectively. The $1.2 million decrease in other operating expenses from 2015 to 2016 resulted from offsetting increases and decreases in many of the Bank's other operating expenses, none of which were individually significant. The $2.9 million decrease in other operating expenses from 2014 to 2015 resulted from a $4.2 million decrease in legal fees, which was partially offset by a $1.7 million increase in costs related to the use of independent contractors to support various initiatives within the Bank.
Derivative clearing fees for the years ended December 31, 2016, 2015 and 2014 were $1.1 million, $0.4 million and $0.1 million, respectively. The increases in derivative clearing fees was attributable to the higher volume of cleared trades in 2016 and 2015.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $3.0 million, $2.7 million and $2.3 million in 2016, 2015 and 2014, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $2.9 million, $2.4 million and $2.3 million, respectively.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2016, the Bank’s short-term liquidity portfolio was comprised of $6.5 billion of overnight federal funds sold (including a $0.3 billion loan to another FHLBank) and $3.1 billion of overnight reverse repurchase agreements.
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
The 11 FHLBanks and the Office of Finance are parties to the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, as amended and restated effective January 1, 2017 (the “Contingency Agreement”). The Contingency Agreement and related procedures are designed to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. The Contingency Agreement and related procedures provide for the issuance of overnight consolidated obligations ("Plan COs") directly to one or more FHLBanks that provide funds to avoid a shortfall in the timely payment of principal and interest on any consolidated obligations for which another FHLBank is the primary obligor. The direct placement by a FHLBank of consolidated obligations with another FHLBank is permitted only in those instances when direct placement of consolidated obligations is necessary to ensure that sufficient funds are available to timely pay all principal and interest on FHLBank System consolidated obligations due on a particular day. Through the date of this report, no Plan COs have ever been issued pursuant to the terms of the Contingency Agreement.
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2016, 2015 or 2014.

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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2016, the Bank’s estimated operational liquidity requirement was $4.7 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $19.0 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2016, the Bank’s estimated contingent liquidity requirement was $7.8 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $16.0 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the years ended December 31, 2016, 2015 and 2014.
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

The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2016.
CONTRACTUAL OBLIGATIONS
(in millions)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$16,586.6	$5,662.8	$2,526.1	$2,357.3	$27,132.8
Mandatorily redeemable capital stock	1.7	0.5	1.2	—	3.4
Operating leases	0.3	0.2	—	—	0.5
Purchase obligations
Advances	15.7	19.7	—	—	35.4
Letters of credit	10,079.7	973.2	134.0	—	11,186.9
Mortgage delivery commitments	2.0	—	—	—	2.0
Pension and post-retirement	4.5	0.3	0.2	0.4	5.4
Total contractual obligations	$26,690.5	$6,656.7	$2,661.5	$2,357.7	$38,366.4
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
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2016, excess stock held by the Bank’s members and former members totaled $397.8 million, of which $1.6 million was classified as mandatorily redeemable.
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

The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions and adding the amount, if any, by which the Bank’s current market value of total capital is less than 85 percent of its book value of total capital. The potential loss component of the market risk capital requirement employs a “stress test” approach, using a 99-percent confidence level. Simulations of over 290 historical market interest rate scenarios dating back to January 1992 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects current actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the scenario resulting in the third worst estimated deterioration in market value of equity is identified as that scenario associated with a probability of occurrence of not more than one percent (i.e., the 99-percent confidence level). The hypothetical deterioration in market value of equity derived under the methodology described above typically represents the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement. Prior to May 2015, the Bank used simulations of historical market interest rate scenarios dating back to January 1978 to compute the market risk component of its risk-based capital requirement. At December 31, 2014, over 400 historical market interest rate scenarios were used. For these simulated scenarios, the scenario resulting in the fourth worst estimated deterioration in market value of equity was identified as the scenario associated with a probability of occurrence of not more than one percent. As discussed in the audited financial statements included in this report (specifically, Note 16 beginning on page F-48, the Bank replaced its third-party pricing/risk model with a new third-party pricing/risk model in May 2015. In conjunction with the implementation of this new model, the Bank re-evaluated the number of simulations that were being used to calculate the market risk component of its risk-based capital requirement and, in order to improve operational efficiency, it eliminated from the simulations the historical market interest rate scenarios prior to 1992. At the time this change was implemented, it did not have a significant impact on the market risk component of the Bank's risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2016, the Bank’s credit risk, market risk and operations risk capital requirements were $304 million, $222 million and $158 million, respectively. These requirements were $213 million, $167 million and $114 million, respectively, at December 31, 2015.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2016 or December 31, 2015. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2016, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2016 and 2015, see the audited financial statements included in this report (specifically, Note 14 beginning on page F-40).
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
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in AOCI until earnings are affected by the variability of the cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of a hypothetical derivative having terms that match identically the critical terms of the hedged forecasted transaction) is recognized in other income (loss) as “net gains (losses) on derivatives and hedging activities.” As of December 31, 2016 and 2015, the Bank had only $425 million and $100 million (notional), respectively, of derivatives that were designated as cash flow hedges.
As of December 31, 2016, the Bank’s derivatives portfolio included $3.8 billion (notional amount) that was accounted for using the shortcut method, $27.1 billion (notional amount) that was accounted for using the long-haul method, $0.4 billion (notional amount) that was designated in cash flow hedging relationships and $4.2 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2015, the Bank’s derivatives portfolio included $3.4 billion (notional amount) that was accounted for using the shortcut method, $23.8 billion (notional amount) that was accounted for using the long-haul method, $0.1 billion (notional amount) that was designated in a cash flow hedging relationship and $3.8 billion (notional amount) that did not qualify for hedge accounting.

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
The Bank also estimates the fair values of certain assets on a nonrecurring basis in periods subsequent to their initial recognition (for example, impaired assets). During the years ended December 31, 2016, 2015 and 2014, the Bank recorded total other-than-temporary impairment losses on one of its non-agency RMBS classified as held-to-maturity. The fair values of this security were estimated as described below. Based upon the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for this impaired security were classified as Level 3 measurements in the fair value hierarchy.
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
The Bank’s pricing model is subject to an external validation every three years. In those years when an external validation is not performed, the pricing model is subject to a limited scope review performed by the Bank's internal model validation team. The Bank periodically reviews and refines, as appropriate, its assumptions and valuation methodologies to reflect market indications as closely as possible. The Bank believes it has the appropriate personnel, technology, and policies and procedures in place to enable it to value its financial instruments in a reasonable and consistent manner.
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
As of December 31, 2016, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $83.4 million and $26.4 million, respectively. At that date, the carrying values of these investment securities totaled $5.9 billion and $1.9 billion, respectively.
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

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2016, 2015 and 2014:
Investments
(in thousands)

	Carrying Value at December 31,
	2016	2015	2014
Trading securities
U.S. Treasury Notes	$101,495	$202,199	$—
U.S. Treasury Bills	—	—	399,794
Mutual fund investments related to employee benefit plans	10,143	8,857	8,769
Total trading securities	111,638	211,056	408,563
Available-for-sale securities
U.S. government-guaranteed debentures	495,898	497,752	49,974
GSE debentures	6,525,525	5,338,947	4,921,550
Other debentures	319,993	371,540	411,311
GSE commercial MBS	5,834,517	3,504,952	1,005,667
Total available-for-sale securities	13,175,933	9,713,191	6,388,502
Held-to-maturity securities
U.S. government-guaranteed debentures	15,973	21,546	27,119
State housing agency obligations	110,000	110,000	—
Mortgage-backed securities
U.S. government-guaranteed residential MBS	2,578	4,040	6,642
GSE residential MBS	2,211,159	2,909,065	4,424,542
Non-agency residential MBS	98,073	121,544	141,891
GSE commercial MBS	61,812	61,816	61,819
Total held-to-maturity mortgage-backed securities	2,373,622	3,096,465	4,634,894
Total held-to-maturity securities	2,499,595	3,228,011	4,662,013
Total securities	15,787,166	13,152,258	11,459,078
Interest-bearing deposits	255	260	266
Securities purchased under agreements to resell	3,100,000	1,000,000	350,000
Federal funds sold	6,242,000	2,171,000	5,613,000
Loan to other FHLBank	290,000	—	—
Total investments	$25,419,421	$16,323,518	$17,422,344

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2016. Maturities are based on the contractual maturities of the securities.

INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Trading securities
U.S. Treasury Notes	$—	$—	$101,495	$—	$101,495
Mutual fund investments related to employee benefit plans	10,143	—	—	—	10,143
Total trading securities	10,143	—	101,495	—	111,638
Available-for-sale securities
U.S. government-guaranteed debentures	11,038	49,279	435,581	—	495,898
GSE debentures	852,302	1,910,296	3,547,447	215,480	6,525,525
Other debentures	139,969	140,596	39,428	—	319,993
GSE commercial MBS	—	—	4,909,037	925,480	5,834,517
Total available-for-sale securities	1,003,309	2,100,171	8,931,493	1,140,960	13,175,933
Held-to-maturity securities
U.S. government-guaranteed debentures	2,007	2,874	11,092	—	15,973
State housing agency obligations	—	—	—	110,000	110,000
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	—	—	2,578	2,578
GSE residential MBS	—	1,472	1,347	2,208,340	2,211,159
Non-agency residential MBS	270	655	—	97,148	98,073
GSE commercial MBS	—	—	61,812	—	61,812
Total held-to-maturity securities	2,277	5,001	74,251	2,418,066	2,499,595
Total securities	1,015,729	2,105,172	9,107,239	3,559,026	15,787,166
Interest-bearing deposits	255	—	—	—	255
Securities purchased under agreements to resell	3,100,000	—	—	—	3,100,000
Federal funds sold	6,242,000	—	—	—	6,242,000
Loan to other FHLBank	290,000	—	—	—	290,000
Total investments	$10,647,984	$2,105,172	$9,107,239	$3,559,026	$25,419,421
Weighted average yields
U.S. Treasury Notes	—%	—%	2.24%	—%	2.24%
Mutual fund investments related to employee benefit plans	1.62	—	—	—	1.62
Yield on trading securities	1.62	—	2.24	—	2.18
Available-for-sale securities
U.S. government-guaranteed debentures	1.54	1.89	2.46	—	2.38
GSE debentures	1.76	1.90	2.19	2.67	2.06
Other debentures	1.49	1.91	2.54	—	1.80
GSE commercial MBS	—	—	2.70	2.95	2.74
Yield on available-for-sale securities	1.72	1.90	2.49	2.90	2.37
Held-to-maturity securities
U.S. government-guaranteed debentures	1.50	1.61	1.17	—	1.29
State housing agency obligations	—	—	—	1.37	1.37
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	—	—	1.13	1.13
GSE residential MBS	—	2.78	1.68	1.20	1.20
Non-agency residential MBS	1.15	1.15	—	1.16	1.16
GSE commercial MBS	—	—	0.99	—	0.99
Yield on held-to-maturity securities	1.46	1.89	1.03	1.21	1.20
Yield on total securities	1.72%	1.90%	2.48%	1.75%	2.18%

Other available-for-sale debentures consisted of securities with a fair value of $319,993,000 at December 31, 2016 that were issued by the Private Export Funding Corporation. The U.S. government and GSEs were the only other issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2016.
Mortgage Loan Portfolio Analysis
The Bank’s mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2016 were as follows:
COMPOSITION OF LOANS
(in thousands)

	Year ended December 31,
	2016	2015	2014	2013	2012
Real estate mortgages	$123,961	$55,117	$71,411	$91,110	$121,478
Nonperforming real estate mortgages	$276	$387	$316	$694	$994
Real estate mortgages past due 90 days or more and still accruing interest(1)	$130	$202	$299	$253	$313
Interest contractually due during the year on nonaccrual loans	$18
Interest actually received during the year on nonaccrual loans	$8
____________________________________

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.
Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2016 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(in thousands)

	2016	2015	2014	2013	2012
Balance, beginning of year	$141	$143	$165	$183	$192
Chargeoffs	—	(2)	(22)	(18)	(9)
Balance, end of year	$141	$141	$143	$165	$183
Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2016.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	4.2%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	0.6
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	14.6
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	48.0
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	32.6
100.0%

Deposits
Time deposits in denominations of $100,000 or more totaled $283.8 million at December 31, 2016. These deposits mature as follows: $267.8 million in three months or less, $5.0 million in over three months through six months, $6.0 million in over six months through 12 months and $5.0 million over 12 months.
Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2016, 2015 and 2014 is provided in the following table.
SHORT-TERM BORROWINGS
(dollars in millions)

	December 31,
	2016	2015	2014
Consolidated obligation bonds
Outstanding at year end	$8,710	$2,640	$—
Weighted average rate at year end	0.58%	0.31%	—%
Daily average outstanding for the year	$5,911	$554	$1,200
Weighted average rate for the year	0.47%	0.22%	0.16%
Highest outstanding at any month end	$8,710	$2,640	$2,501
Consolidated obligation discount notes
Outstanding at year end	$26,942	$20,541	$19,132
Weighted average rate at year end	0.46%	0.18%	0.09%
Daily average outstanding for the year	$27,965	$19,413	$12,720
Weighted average rate for the year	0.40%	0.11%	0.08%
Highest outstanding at any month end	$32,222	$20,541	$19,132
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
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the period from December 2015 through December 2016.

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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2015 through December 2016. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2015	$2.318	$2.271	(2.03)%	$2.389	3.06%	$2.310	(0.35)%	$2.313	(0.22)%

January 2016	2.343	2.343	0.01%	2.495	6.49%	2.359	0.68%	2.354	0.47%
February 2016	2.191	2.187	(0.18)%	2.445	11.59%	2.204	0.59%	2.212	0.96%
March 2016	2.332	2.315	(0.73)%	2.560	9.78%	2.337	0.21%	2.366	1.46%

April 2016	2.509	2.477	(1.28)%	2.746	9.45%	2.504	(0.20)%	2.554	1.79%
May 2016	2.617	2.600	(0.65)%	2.847	8.79%	2.620	0.11%	2.640	0.88%
June 2016	2.519	2.530	0.44%	2.864	13.70%	2.537	0.71%	2.581	2.46%

July 2016	2.610	2.601	(0.34)%	2.957	13.30%	2.616	0.23%	2.676	2.53%
August 2016	2.711	2.727	0.59%	3.022	11.47%	2.729	0.66%	2.759	1.77%
September 2016	2.769	2.789	0.72%	3.034	9.57%	2.793	0.87%	2.819	1.81%

October 2016	2.839	2.841	0.07%	3.064	7.93%	2.854	0.53%	2.877	1.34%
November 2016	2.968	2.957	(0.37)%	3.043	2.53%	2.977	0.30%	2.973	0.17%
December 2016	2.932	2.930	(0.07)%	2.986	1.84%	2.944	0.41%	2.934	0.07%
____________________________________

(1)	In the up 100 and 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
In the down 100 and 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.

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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2015 through December 2016.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2015	0.26	(0.31)	(0.05)	(0.53)	1.11	2.16	0.88	3.49

January 2016	0.24	(0.33)	(0.09)	(1.36)	0.04	1.19	1.44	3.45
February 2016	0.27	(0.35)	(0.08)	(1.15)	0.10	1.32	1.79	4.23
March 2016	0.28	(0.33)	(0.05)	(0.79)	0.42	1.36	2.02	4.23

April 2016	0.31	(0.34)	(0.03)	(0.20)	0.68	1.43	1.74	3.93
May 2016	0.26	(0.30)	(0.04)	(0.60)	0.36	1.07	0.77	4.54
June 2016	0.25	(0.31)	(0.06)	(0.97)	(0.21)	0.61	1.49	5.17

July 2016	0.25	(0.29)	(0.04)	(0.52)	0.17	0.88	1.46	5.46
August 2016	0.25	(0.31)	(0.06)	(1.01)	(0.27)	0.36	0.24	4.00
September 2016	0.26	(0.34)	(0.08)	(1.23)	(0.34)	0.49	0.72	3.15

October 2016	0.26	(0.33)	(0.07)	(1.01)	(0.02)	0.87	0.45	2.94
November 2016	0.26	(0.33)	(0.07)	(0.94)	0.19	1.09	(0.73)	1.32
December 2016	0.26	(0.32)	(0.06)	(0.90)	0.03	0.88	(0.72)	0.86
____________________________________

(1)	In the up 100 and 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	In the down 100 and 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the year ended December 31, 2016.
As discussed on page F-51, in May 2015, the Bank replaced its third-party pricing/risk model with a new third-party pricing/risk model. In addition to pricing certain individual financial instruments, the model is used to calculate the Bank's market value of equity and its duration measures. On the date of implementation, the change to the new model did not have a significant impact on any of the Bank's risk measurements.

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
As of December 31, 2016, the Bank also held approximately $2.3 billion (par value) of variable-rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 percent and 6.5 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank held as of December 31, 2016 a total of $1.2 billion (notional balance) of stand-alone interest rate caps with strike rates of 6.5 percent and maturities ranging from 2018 to 2021. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
Because the majority of the Bank’s variable-rate debt is indexed to three-month LIBOR, the Bank’s portfolio of variable-rate CMOs and other assets indexed to one-month LIBOR can at times present risk to periodic changes in the spread between one-month and three-month LIBOR. When this risk is elevated, the Bank will typically use basis swaps to convert three-month repricing debt to one-month repricing frequency. As of December 31, 2016, the Bank held one interest rate basis swap with a notional balance of $1.0 billion that matures in May 2017.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2016, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2016, 2015 and 2014, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-59.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2016 and 2015.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	Year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$85,194	$98,856	$113,262	$124,836	$422,148
Net interest income	35,734	37,813	44,668	46,815	165,030
Other income (loss)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(8)	(4)	(8)	—	(20)
Net gains (losses) on trading securities	6,917	3,013	(797)	(6,947)	2,186
Net gains (losses) on derivatives and hedging activities	(16,939)	(3,821)	197	11,737	(8,826)
Realized gains on sales of held-to-maturity securities	470	259	65	146	940
Realized gains on sales of available-for-sale securities	651	3,564	889	—	5,104
Letter of credit fees, service fees and other, net	1,813	2,382	2,059	2,186	8,440
Other expense	19,430	19,662	23,600	21,882	84,574
AHP assessments	922	2,355	2,348	3,206	8,831
Net income	8,286	21,189	21,125	28,849	79,449

	Year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$50,414	$54,113	$53,586	$62,375	$220,488
Net interest income	29,084	31,397	28,349	32,759	121,589
Other income (loss)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(6)	(19)	(3)	(5)	(33)
Net gains (losses) on trading securities	277	62	1,169	(3,300)	(1,792)
Net gains (losses) on derivatives and hedging activities	4,237	8,449	(10,832)	4,629	6,483
Realized gains on sales of held-to-maturity securities	6,226	3,887	3,297	1,104	14,514
Realized gains on sales of available-for-sale securities	2,345	—	1,457	120	3,922
Letter of credit fees, service fees and other, net	1,621	1,594	1,602	1,863	6,680
Other expense	18,130	18,843	18,872	20,857	76,702
AHP assessments	2,566	2,653	617	1,632	7,468
Net income	23,088	23,874	5,550	14,681	67,193

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2016 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2016, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 8, 2016, the Director of the Finance Agency designated that, for 2017, the Bank would have nine member directors and eight independent directors. With respect to the director elections that the Bank conducted during calendar year 2016, for terms beginning January 1, 2017, the order designated that one member director would be elected in Louisiana, two member directors would be elected in Texas, and two independent directors would be elected. Prior to January 1, 2017, the Bank had nine member directors and seven independent directors.
With one exception, the term of office of each directorship is four years. For the two independent directors that were elected in 2016, for terms beginning January 1, 2017, the order designated that the candidate receiving the fewest votes would serve a three-year term. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms for which they have been elected by the Bank's members.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2017, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
No shareholder meetings are held for the election of directors; the election process is conducted electronically using a third-party vendor experienced in administering secure, online elections. For members that choose to opt out of the electronic balloting process or that are unable for whatever reason to cast their votes electronically, the process is conducted by mail. The Bank’s Board of Directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in an election. Except as set forth in the next sentence, no director, officer, employee, attorney or agent of the Bank may (i) communicate in any manner that a director, officer, employee, attorney or agent of the Bank, directly or indirectly, supports or opposes the nomination or election of a particular individual for a member directorship or (ii) take any other action to influence the voting with respect to any particular individual. A Bank director, officer, employee, attorney or agent may, acting in his or her personal capacity, support the nomination or election of any individual for a member directorship, provided that no such individual may purport to represent the views of the Bank or its Board of Directors in doing so.
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
No shareholder meetings are held for the election of independent directors; the election process is conducted in the same manner as the election process for member directorships. The Bank’s Board of Directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in an election. A Bank director, officer, employee, attorney or agent and the Bank’s Board of Directors and affordable housing Advisory Council (including members of the Advisory Council) may support the candidacy of any individual nominated by the Board of Directors for election to an independent directorship, but may not otherwise (i) communicate in any manner that a director, officer, employee, attorney or agent of the Bank, directly or indirectly, supports or opposes the nomination or election of a particular individual for an independent directorship or (ii) take any other action to influence the voting with respect to any particular individual.
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

2017 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 24, 2017):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
Joseph F. Quinlan, Jr., Chairman (Member)	69	2008	2020	(a)(b)(c)(d)(e)(f)(g)
Robert M. Rigby, Vice Chairman (Member)	70	2010	2019	(a)(b)(c)(d)(e)(f)(g)
Cheryl D. Alston (Independent)	50	2017	2020	(a)(d)
Dianne W. Bolen (Independent)	68	2012	2018	(e)(f)
Patricia P. Brister (Independent)	70	2008	2019	(c)(e)(g)
Tim H. Carter (Member)	62	2013	2020	(b)(d)
Mary E. Ceverha (Independent)	72	2004	2018	(a)(b)(c)
Albert C. Christman (Member)	65	2014	2017	(a)(d)(g)
C. Kent Conine (Independent)	62	2007	2017	(c)(e)(f)(g)
James D. Goudge (Member)	63	2014	2017	(a)(e)
W. Wesley Hoskins (Member)	65	2013	2020	(d)(e)
Michael C. Hutsell (Member)	66	2014	2017	(b)(f)
A. Fred Miller, Jr. (Member)	67	2015	2018	(a)(c)(f)
Sally I. Nelson (Independent)	63	2014	2017	(b)(c)(d)
John P. Salazar (Independent)	74	2010	2019	(d)(e)(f)(g)
Margo S. Scholin (Independent)	66	2007	2019	(b)(d)(g)
Ron G. Wiser (Member)	60	2010	2018	(a)(b)(g)
_______________________________________

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning, Operations and Technology Committee

(e)	Member of Government and External Affairs Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive and Governance Committee
Joseph F. Quinlan, Jr. is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2015. Mr. Quinlan serves as Chairman of First National Bankers Bank (a member of the Bank) and as Chairman, President and Chief Executive Officer of its privately held holding company, First National Bankers Bankshares, Inc. (Baton Rouge, Louisiana) and has served in such capacities since 1984. From 2000 through March 2011, Mr. Quinlan also served as Chairman of the Mississippi National Bankers Bank, a former member of the Bank, and from 2003 through March 2011 he served as Chairman of the First National Bankers Bank, Alabama. Further, Mr. Quinlan served as a director of the Arkansas Bankers Bank, a former member of the Bank, from December 2008 through March 2011 and as its Chairman from February 2009 through March 2011. Mississippi National Bankers Bank, First National Bankers Bank, Alabama, and Arkansas Bankers Bank were merged into First National Bankers Bank on March 31, 2011. In addition, Mr. Quinlan serves as Chairman of FNBB Services Corp. LLC, FNBB Capital Markets LLC, FNBB Insurance Agency LLC and FNBB Holdings LLC and has served in those capacities since 1998, 2003, 2010 and 2016, respectively. He currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. Mr. Quinlan also serves as Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
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
Cheryl D. Alston serves as Executive Director and Chief Investment Officer of the Employees' Retirement Fund of the City of Dallas ("ERF"), a $3.2 billion pension plan for the city's civilian employees. Ms. Alston has served in that capacity since October 2004 and is responsible for strategy development, finance, operations and investments. Prior to joining ERF, Ms. Alston served as Vice President (from October 2002 to April 2004) and Assistant Vice President (from February 1998 to October 2002) of the Retirement & Investment Services Division of Cigna Corporation. From 1988 to 1998, she served in various financial and management roles for Chase Global Securities. In 2011, Ms. Alston was appointed by President Barack Obama to the Pension Benefit Guaranty Corporation ("PBGC") Advisory Committee. In 2013, she was reappointed to serve a second term on the PBGC Advisory Committee, which term ended in 2016. Ms. Alston currently serves on the board of directors of CHRISTUS Health, a faith-based international health care system, and serves as the chair of that board's Finance & Strategy Committee and as chair of its Investment Sub-Committee. In addition, she serves on the boards of directors of Blue Cross Blue Shield of Kansas City and the Dallas Women's Foundation and is a member of both the Dallas Assembly and the International Women's Forum Dallas.
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
Based in Fort Worth, Texas, Tim H. Carter serves as President, North Texas Region for Southside Bank (a member of the Bank headquartered in Tyler, Texas). On December 17, 2014, Mr. Carter's former employer, Fort Worth-based OmniAmerican Bank (then a member of the Bank) was merged with and into Southside Bank, a wholly-owned subsidiary of Southside Bancshares, Inc., Southside Bank's publicly traded holding company. Upon the closing of the merger, Mr. Carter became an officer of Southside Bank. From June 2007 until December 17, 2014, Mr. Carter served as a director, President and Chief Executive Officer of OmniAmerican Bank and its publicly traded holding company, OmniAmerican Bancorp, Inc. Immediately prior to the OmniAmerican Bank/Southside Bank merger, OmniAmerican Bancorp, Inc. was acquired by Southside Bancshares, Inc. He also serves as an advisory director for Southside Bank and has served in that capacity since December 17, 2014. Mr. Carter currently serves as vice chairman of the board of directors of Texas Wesleyan University. He also serves on the boards of directors of Safe City Commission and Lena Pope and as chairman of the board of North Texas LEAD. Mr. Carter is a past board member of the TCU Business School International Board of Visitors, the Van Cliburn Foundation, the Fort Worth Club (for which he served as chairman), and the Hill School (for which he also served as chairman). Mr. Carter is a past president and chief executive officer of the United Way of Metropolitan Tarrant County and a former president of the Harris Methodist Health Foundation. He currently serves as Vice Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
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
Albert C. Christman serves as Chairman and Chief Executive Officer of Guaranty Bank & Trust Company of Delhi (a member of the Bank located in Delhi, Louisiana) and as a director, President and Chief Executive Officer of its privately held holding company, Delhi Bancshares, Inc. He has served as Chairman of Guaranty Bank & Trust Company of Delhi since November 2016 and as Chief Executive Officer since 1986. From 1986 to November 2016, Mr. Christman also served as a director and President of Guaranty Bank & Trust Company of Delhi. He has served as a director, President and Chief Executive Officer of Delhi Bancshares, Inc. since 1986. Since 1987, Mr. Christman has also served on the boards of directors of First National Bankers Bank, a member of the Bank, and its privately held holding company, First National Bankers Bankshares, Inc. He is the founder of Delhi Charter School and Community Financial Insurance Center, LLC. Mr. Christman has served as Chairman of both organizations since their inception in 2001 and 2004, respectively. In addition, he serves as a director of Pecan Haven Addiction Center, LLC. Further, Mr. Christman serves as a director and Chief Executive Officer of Southern Fidelity Agency, Inc., a privately held insurance agency he founded in 1998. He is a past chairman of the Louisiana Bankers Association. Mr. Christman currently serves as Chairman of the Risk Management Committee of the Bank's Board of Directors.
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
James D. Goudge serves as Chairman of Broadway National Bank in San Antonio, Texas. He joined Broadway National Bank (a member of the Bank) in 1989 and has served as Chairman since 2001. From 2001 to 2016, Mr. Goudge also served as Chief Executive Officer of Broadway National Bank. From 1998 to 2001, Mr. Goudge served as President and Chief Executive Officer. From 1989 to 1998, he served as Executive Vice President in charge of Broadway National Bank's Lending Division. Since 2001, Mr. Goudge has also served as Chairman and Chief Executive Officer of Broadway Bancshares, Inc., Broadway National Bank's privately held holding company. Mr. Goudge previously served on the ABA's Government Relations Committee and he is a past chairman of the Texas Bankers Association. He currently serves as Vice Chairman of the Risk Management Committee of the Bank's Board of Directors.
W. Wesley Hoskins serves as Chairman, President and Chief Executive Officer of First Community Bank (a member of the Bank located in Corpus Christi, Texas). Mr. Hoskins has served as Chairman since 2001, as President and Chief Executive Officer since 1997 and as a director since 1992. Since 1999, he has also served as Chairman of Coastal Bend Bancshares, Inc., First Community Bank's privately held holding company. In addition, Mr. Hoskins has served as a director and President of WBH Inc., a privately held real estate holding company in Premont, Texas since August 1996 and as President of LTF Holdings, Inc., a privately held real estate holding company in Corpus Christi, Texas since September 2010. He is a current member and past chairman of the Texas Bankers Association. Further, Mr. Hoskins presently serves as chairman of the ABA's BankPac Committee and as chairman of the Corpus Christi Chamber of Commerce. He currently serves as Vice Chairman of the Government and External Affairs Committee of the Bank's Board of Directors.
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

A. Fred Miller, Jr. serves as Chairman of Bank of Anguilla in Anguilla, Mississippi. He joined Bank of Anguilla, a member of the Bank, in 1971 and has served as Chairman since January 2015. From 1986 to January 2015, Mr. Miller served as a director, President and Chief Executive Officer. From 2008 to January 2015, Mr. Miller also served as President and Chief Executive Officer of Pyramid Financial Corporation, Bank of Anguilla's privately held holding company. He has served as Chairman of Pyramid Financial Corporation since January 2014 and as a director since 2008. Since January 2016, Mr. Miller has also served on the board of directors of Hope Enterprise Corporation. Mr. Miller previously served as a director of the Bank from 1997 to 2004. In 2002 and 2003, Mr. Miller served as Vice Chairman of the Bank's Board of Directors and in 2004 he served as Chairman of the Bank's Board of Directors.
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
John P. Salazar is an attorney and director with the law firm of Rodey, Dickason, Sloan, Akin & Robb, P.A. in Albuquerque, New Mexico, where he specializes in real estate-related matters, including land use and development law. He has been with Rodey, Dickason, Sloan, Akin & Robb, P.A. since 1968 and has represented single-family residential and multifamily housing developers and builders. Mr. Salazar currently serves as a member of the Advisory Council of the Inter-American Foundation and he is a past chairman of the foundation's board of directors. He is a member of the Albuquerque Economic Forum, the Greater Albuquerque Chamber of Commerce, the Albuquerque Hispano Chamber of Commerce and the Albuquerque Chapter of the National Association of Office and Industrial Parks. Mr. Salazar previously served on the board of directors of the Greater Belen Economic Development Corporation, the board of trustees of the Albuquerque Community Foundation and the board of directors of the KIMO Foundation. Further, he is a past board chairman of the Albuquerque Hispano Chamber of Commerce, the Greater Albuquerque Chamber of Commerce, and the University of New Mexico Alumni Association. Mr. Salazar currently serves as Chairman of the Government and External Affairs Committee of the Bank’s Board of Directors.
Margo S. Scholin is a retired partner of the law firm of Baker Botts L.L.P. in Houston, Texas. As a member of the law firm’s Corporate Section, she specialized in corporate and securities law, including securities law reporting, corporate transactions and governance, corporate finance and the issuance of debt and equity securities. Ms. Scholin joined Baker Botts L.L.P. in 1983 and was a partner from 1991 until her retirement in December 2010. She served on the board of directors of the University of Houston Law Center Law Review until October 2016. From 1997 to 2004, she served as chair of the Regulatory Committee of the Texas State Board of Health. Ms. Scholin is a past chairman of the board of directors of the Houston Area Women’s Center, a non-profit agency serving victims of domestic violence and sexual abuse and has served on numerous other non-profit boards. She currently serves as Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
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
Ms. Alston was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2017. Ms. Alston brings to the Board extensive experience in the areas of investment management, finance and corporate governance. Since 2004, she has served as the Executive Director and Chief Investment Officer of the Employees' Retirement Fund of the City of Dallas, where she provides leadership for the fund's staff in implementing the programs necessary to achieve the mission, goals and objectives established by the fund's board of trustees. Altogether, Ms. Alston brings to the Board over 28 years of experience in the financial services industry. From 2011 to 2016, Ms. Alston served on the Advisory Committee for the PBGC. Currently, she serves on the boards of directors of CHRISTUS Health and Blue Cross Blue Shield of Kansas City.
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
Mr. Salazar was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2016. He has served on the Bank's Board of Directors since January 1, 2010. As an attorney with Rodey, Dickason, Sloan, Akin and Robb, P.A. for over 40 years, he brings extensive legal experience to the Board. Mr. Salazar specializes in real estate related matters, including land use and development law, and has represented single-family residential and multifamily housing developers and builders. Currently, he serves as a member of the Advisory Council of the Inter-American Foundation. Mr. Salazar is also a member of the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. He has previously served in leadership positions on the boards of these and other non-profit organizations that promote economic development, housing availability and/or housing finance.
Ms. Scholin was elected by the Bank’s members at-large to serve a three-year term that commenced on January 1, 2017. She has served on the Bank’s Board of Directors since April 10, 2007. As a former partner with Baker Botts L.L.P. for 20 years, she brings a wealth of legal experience to the Board. Prior to her retirement in December 2010, Ms. Scholin specialized in general corporate, corporate finance and securities law (including securities law reporting) and she has extensive knowledge of regulatory issues. In addition, Ms. Scholin brings to the Board expertise in corporate governance and compliance matters.

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 24, 2017). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	48	President and Chief Executive Officer	2014
Brehan Chapman	40	Executive Vice President and Chief Administrative Officer	2009
Sandra Damholt	64	Senior Vice President and General Counsel	2010
Kelly Davis	49	Senior Vice President and Chief Risk Officer	2015
Paul Joiner	64	Executive Vice President and Chief Strategy Officer	1986
Tom Lewis	54	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	50	Executive Vice President and Group Head, Members and Markets	2014
Gustavo Molina	44	Senior Vice President and Chief Banking Operations Officer	2009
Jibo Pan	44	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	43	Senior Vice President and Chief Information Officer	2015
Michael Zheng	47	Senior Vice President and Chief Credit Officer	2015
Sanjay Bhasin serves as President and Chief Executive Officer of the Bank and has served in that capacity since he joined the Bank in May 2014. Prior to his employment with the Bank, Mr. Bhasin served as Executive Vice President, Members and Markets for the Federal Home Loan Bank of Chicago (the "Chicago Bank") from 2011 until May 2014. He joined the Chicago Bank in 2004 as Vice President, Mortgage Finance and was promoted to Senior Vice President, Mortgage Finance in 2007 and to Executive Vice President, Financial Markets in 2008, a position he held until his appointment as Executive Vice President, Members and Markets. Prior to joining the Chicago Bank, Mr. Bhasin was responsible for managing the interest rate risk associated with Bank One, NA’s mortgage pipeline holdings from 1999 to 2004. Mr. Bhasin currently serves on the Council of Federal Home Loan Banks and as a director of the FHLBanks Office of Finance.
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
Kelly Davis serves as Senior Vice President and Chief Risk Officer of the Bank. In this capacity, Ms. Davis has responsibility for the Bank’s market risk, operational risk and model risk management functions. In January 2017, her responsibilities were expanded to include income forecasting. She joined the Bank in August 2008 as a Senior Strategic Planning Analyst. In September 2013, Ms. Davis was promoted to Risk Reporting Manager, a position she held until her appointment as Director of Operational Risk Management and Enterprise Risk Management Reporting in July 2014. Ms. Davis was promoted to Chief Risk Officer in June 2015 and to Senior Vice President in July 2015. Prior to joining the Bank, she served in various consulting and management roles for Liberty Mutual Insurance Group from 2002 to 2008, as Assistant Treasurer of Georgia State University from 1999 to 2001, and in various audit positions from 1991 to 1999, including roles with KPMG LLP and the U.S. Government Accountability Office. Ms. Davis is a Certified Public Accountant.

Paul Joiner serves as Executive Vice President and Chief Strategy Officer of the Bank. He has served as Chief Strategy Officer since May 2014. Mr. Joiner also served in this capacity from June 2007 to September 2013 and from February 2005 to June 2006. From September 2013 to May 2014, he served as Interim President and Chief Executive Officer of the Bank. From April to June 2015, he also served as Interim Chief Risk Officer. As Chief Strategy Officer, Mr. Joiner has responsibility for corporate planning and research. In January 2017, his responsibilities were expanded to include oversight of the Bank's mortgage loan acquisition program. Concurrent with this change, responsibility for the Bank's income forecasting was transferred from Mr. Joiner to Ms. Davis. From June 2006 to June 2007, Mr. Joiner served as Chief Risk Officer of the Bank. In this role, he had responsibility for the Bank’s risk management functions and income forecasting. Mr. Joiner joined the Bank in August 1983 and served in various marketing, planning and financial positions prior to his appointment as Director of Research and Planning in September 1999, a position he held until his appointment as Chief Strategy Officer in February 2005. Mr. Joiner served as a Vice President of the Bank from 1986 to 1993 and as a Senior Vice President from 1993 to 2015. He was promoted to Executive Vice President in January 2016.
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
Jibo Pan serves as Executive Vice President and Head of Capital Markets of the Bank. As Head of Capital Markets, Mr. Pan has responsibility for the Bank's investment, funding and hedging activities. Mr. Pan joined the Bank in August 2014 as Senior Vice President and Head of Capital Markets and was promoted to Executive Vice President in January 2016. Prior to joining the Bank, Mr. Pan served as Senior Vice President for the Chicago Bank where he was responsible for overseeing that institution's hedging activities. He joined the Chicago Bank in 2002 as a Senior Quantitative Analyst and was promoted to Assistant Vice President in 2006 and to Vice President in 2007, a position he held until his appointment as Senior Vice President in 2008. In 2006 and 2007, Mr. Pan managed the Chicago Bank's option portfolio. From 1994 to 2000, Mr. Pan served in various engineering roles for Hewlett Packard/Agilent Technologies Medical Division in Qingdao, China.
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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
The Compensation and Human Resources Committee of the Board of Directors (the “Committee”) has responsibility for, among other things, establishing, reviewing and monitoring compliance with our compensation philosophy. In support of that philosophy, the Committee is responsible for making recommendations regarding, and monitoring implementation of, compensation and benefit programs that are consistent with our short- and long-term business strategies and objectives. The Committee’s recommendations regarding our compensation philosophy and benefit programs are subject to the approval of our Board of Directors.
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable us to achieve our short- and long-term strategic business objectives. Historically, we have attempted to accomplish this goal as it relates to our executive officers through a mix of base salary, short- and long-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 117.
For 2016, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer, who joined us on May 12, 2014; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Group Head, Members and Markets, who joined us on August 11, 2014; Jibo Pan, our Executive Vice President and Head of Capital Markets, who joined us on August 11, 2014; and Paul Joiner, our Executive Vice President and Chief Strategy Officer. Messrs. Lewis and Joiner have been employed by us since 2003 and 1983, respectively.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation opportunities that are consistent with each executive’s responsibilities and individual performance and with our overall business results. For 2016, the Committee and Board of Directors defined the competitive market for our executives as: (1) the other Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”); (2) commercial banks with $20 billion or more in assets (including, to the extent data is available, the Federal Reserve Banks but excluding global investment banks); and (3) public proxy peers with assets between $10 billion and $20 billion. In addition to the other FHLBanks, we believe that the other institutions included in our peer group present a breadth and level of complexity of operations that are generally comparable to our own.
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

The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program or VPP. The VPP provides all regular, full-time employees, including our named executive officers in years prior to 2017, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the VPP for the next year and the performance goals that will be applicable for that year under the Corporate plan (including the addendum for our Capital Markets Department) and the plans for our Internal Audit, Risk Management and Member Sales Departments. The VPP plan goals for our Internal Audit Department are approved by our Audit Committee before Internal Audit's VPP plan is considered by the Committee. Through 2016, all of our named executive officers participated in the Corporate plan and their participation in such plan was unaffected by the addendum thereto.
The Board of Directors has also been responsible for approving our long-term incentive compensation plans, which we refer to as our LTIPs. The LTIPs provide a designated group of individuals, including our executive officers (at the time their participation is approved by our Board of Directors), with the opportunity to earn long-term incentive awards over successive three-year performance periods that have commenced annually. The Committee has been responsible for recommending annually to the Board of Directors the approval of the LTIP for the next three-year plan cycle and the performance goals applicable to that plan’s three-year performance period. On December 3, 2015, the Board of Directors, acting upon a recommendation from the Committee, approved what ultimately became our final LTIP (the 2016 LTIP), subject to the Finance Agency's review. On January 21, 2016, the Finance Agency informed us that it did not object to the 2016 LTIP. The 2016 LTIP is discussed more fully in the "Grants of Plan-Based Awards" section beginning on page 118.
Further, the Board of Directors is responsible for approving our new executive incentive plan known as the EIP, which will apply initially for the 2017 plan year. As more fully described in the section entitled "2017 Compensation Actions" beginning on page 110, the EIP provides cash-based award opportunities to officers of the Bank who are voting members of our Executive Management Committee ("EMC"), which include, among other executive officers, each of our named executive officers. The EIP replaces the VPP for 2017 (and future years) and it will replace the LTIPs beginning in 2019. The Committee is responsible for recommending annually to the Board of Directors the approval of the EIP for the next year and the performance goals that will be applicable for that year, which goals are (in the case of the 2017 EIP) and will be (in future years) the same as the goals for the Corporate VPP.
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
In September 2015 (for compensation to be paid in 2016), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our officers who were serving as executive officers at that time, which included, among others, all of our named executive officers for 2016. The competitive market pay study involved an analysis of total direct compensation for benchmark jobs at a total of 135 institutions, including the other FHLBanks; the value of retirement plans and other benefits were not considered as part of the study. To account for differences in the size and scope of the benchmark jobs included in the study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was judgmentally selected for each of those jobs to develop a market composite benchmark for each of the positions held by our named executive officers. In the case of the public proxy peers, the 25th percentile was used for all of the comparable positions at those institutions. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range.
Elements of Executive Compensation
We have historically relied upon a mix of base salary, short- and long-term incentive compensation, and benefits to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
For executives that have had the opportunity to earn both short- and long-term incentives in 2014 (which were derived from the 2014 VPP and 2012 LTIP), 2015 (which were derived from the 2015 VPP and 2013 LTIP) and 2016 (which were derived from the 2016 VPP and 2014 LTIP), the formula for computing their awards has included a weighting factor of either 50 percent for the VPP and 50 percent for the LTIP or, as further described below, a higher weighting factor for the VPP and a lower weighting factor for the LTIP (which factors equal 100 percent) based on an executive's tenure with us. By structuring the incentive calculations in this manner and maintaining the executives' maximum award percentage that existed prior to the introduction of our LTIP in 2010 (which has been used in both the VPP and LTIP calculations), we have kept the executives' annual pre-2017 incentive opportunities substantially the same as they were in the years when we had only VPP award payouts (that is, for 2011 and prior years), with certain exceptions as described below. Subject to those exceptions, the maximum award percentages have been 60 percent of base salary for our President and Chief Executive Officer and 43.75 percent of base salary for our other named executive officers. Previously, our executives were not eligible to participate in the LTIP until their first full year of employment with us and, because of this, their VPP was weighted 100 percent for each year until the third year of the first LTIP in which the executive was a participant.
On July 21, 2016, the Board of Directors, acting upon a recommendation from the Committee, expanded the eligibility for executive management participation in our LTIPs to include officers at the time they become a voting member of our EMC through hiring or promotion. On August 3, 2016, the Finance Agency informed us that it did not object to this new practice. As a result of this expanded eligibility, Messrs. Bhasin, Madhavan and Pan participated in our 2014 LTIP on a pro rata basis from the dates that each officer joined us in 2014. These changes were made in recognition of the contributions that each of these executives had made and was then making toward the accomplishment of our 2014 LTIP performance goals. Messrs. Bhasin, Madhavan and Pan did not participate in the 2012 or 2013 LTIPs. Messrs. Lewis and Joiner were participants in the 2012, 2013 and 2014 LTIPs.
By way of example, for Messrs. Lewis and Joiner, the results of the 2016 VPP goal achievement and the 2014 LTIP goal achievement were each weighted 50 percent to determine their total non-equity incentive plan payouts for 2016 before the additional incentives described in the next paragraph. Likewise, their total non-equity incentive plan payouts for 2014 and 2015 (before the additional incentives) were calculated in the same manner. For Messrs. Bhasin, Madhavan and Pan, the results of the 2016 VPP were weighted 56.25 percent, 60.42 percent and 60.42 percent, respectively, and the results of the 2014 LTIP were weighted 43.75 percent, 39.58 percent and 39.58 percent, respectively. The non-equity incentive plan payouts for Messrs. Bhasin, Madhavan and Pan for 2014 and 2015 were based solely upon the results of our VPP for those years.
The 2012, 2013 and 2014 LTIPs each provided for additional incentive payments equal to either 10 percent or 15 percent of a participant's average base salary (over the respective three-year performance periods) if certain achievement levels were met. For Messrs. Bhasin, Madhavan and Pan, the additional incentives offered by the 2014 LTIP were prorated based upon the portion of the three-year performance period that each executive was employed by us.
In connection with the approval of the 2015 LTIP in December 2014, the Board of Directors increased the incentives that can be earned by our executives in 2017 and modified the formula that will be used to compute awards under the 2015 LTIP and the 2017 VPP, which has since been replaced with the 2017 EIP. These changes apply only to the 2015 LTIP (and the total incentives that can be earned in 2017) and reflect the significant amount of effort that will be required to achieve the growth objectives set forth in that plan. As more fully described in the "2017 Compensation Actions" section beginning on page 110, our named executive officers (among other participating executives) will be eligible to earn LTIP incentives of up to 150 percent of their average base salary during the period from January 1, 2015 through December 31, 2017 if the stretch objective is achieved for each of the 2015 LTIP's performance goals. The potential award payments can be 50 percent of salary (if the threshold objective is achieved for each of the performance goals) or 100 percent of salary (if the target objective is achieved for each of the performance goals).
In late 2016, the Finance Agency sought to have us eliminate our two-plan structure for our named executive officers in favor of one annual incentive compensation plan with a deferral component. In response to this request, we engaged McLagan to provide insight and analysis as we considered the framework for a new incentive compensation plan for our executive officers. On December 8, 2016, the Board of Directors, acting upon a recommendation from the Committee, approved our Omnibus Incentive Plan (the "2017 Executive Incentive Plan" or "2017 EIP"), subject to the review of the Finance Agency. On December 20, 2016, the Finance Agency informed us that it did not object to the 2017 EIP. The 2017 EIP was effective as of January 1, 2017. As more fully described in the "2017 Compensation Actions" section, the 2017 EIP includes two transitional components that are designed to address gaps in our executive officers' annual incentive compensation opportunities (one in 2017 and the other in 2019) that would not otherwise exist if we had continued to offer both the VPP and the LTIP to our executive officers. The transitional components are designed to operate in conjunction with the 2015 LTIP and the 2016 LTIP, the last two LTIPs for which the three-year performance periods have not been completed.
Under the 2017 EIP, our President and Chief Executive Officer and other named executive officers will be eligible to earn incentives in 2017 of up to 60 percent and 43.75 percent, respectively, of their base salaries in 2017 in addition to the incentives that can be earned under the 2015 LTIP. Unlike previous LTIPs, a weighting factor will not be applied to the 2015 LTIP nor will a weighting factor be applied to the incentives that can be earned in 2017 under the 2017 EIP. However, under no circumstances can a participating executive officer earn more than 1.5 times his or her 2017 base salary when the 2017 EIP and 2015 LTIP incentive awards are combined for 2017.
The 2016 LTIP, in combination with our anticipated 2018 EIP, will provide maximum incentive opportunities in 2018 of 95 percent of base salary for our President and Chief Executive Officer and 65 percent of base salary for our other named executive officers, which reflect increases from what would have been (inclusive of additional LTIP incentives) 75 percent of base salary and 58.75 percent of base salary, respectively, if not for the changes that were made by the Board of Directors in connection with the implementation of the new executive incentive plan structure. In that year, the targeted incentive opportunities for our President and Chief Executive Officer and other executives will be 75 percent and 50 percent of base salary, respectively, which reflect increases from what would have been (inclusive of additional LTIP incentives) 58 percent and 45 percent of base salary, respectively. The threshold incentive opportunities in 2018 for our President and Chief Executive Officer and other executives will be 50 percent and 30 percent of base salary, respectively, which reflect increases from what would have been 36 percent and 26.25 percent of base salary, respectively.
The maximum award percentages for our named executive officers are reviewed and approved annually by the Committee and Board of Directors. Excluding the incentive opportunities available to our named executive officers in 2017 (which, for that one year, are above the competitive market median for each of our named executive officers), our annual target award opportunities have historically been below the competitive market median for each of our named executive officers, which led the Committee and Board of Directors, in late 2016, to increase the executives' future incentive opportunities beginning in 2018. In establishing the higher award percentages, the Committee and Board of Directors took into consideration the incentive opportunities that are available to similarly situated executives at the other FHLBanks. Based on this information, the Committee and Board of Directors set the threshold and target award percentages at the comparable median of the other FHLBanks and the maximum award percentages slightly below the comparable median of the other FHLBanks.
The Committee regularly considers the nature of our compensation program, including the various compensation elements that comprise our overall compensation program for executive officers.
Base Salary
Base salary is one of the two key components of our compensation program (the other is the incentive opportunities that we offer to our executive officers). We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in December for all of our officers and at other times as circumstances warrant. For our executive officers, we target base salary compensation at or above the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, the position’s scope of duties and responsibilities within our organizational structure and hierarchy, and how these factors compare to other similar positions within our defined competitive market.
In setting Mr. Bhasin's base salary for 2016, the Committee and Board of Directors took into consideration the results of a competitive market pay study which was conducted by McLagan in October 2015. The results of the competitive pay study showed that Mr. Bhasin's base salary and targeted incentive opportunities were below the competitive range for his position, even when the higher incentives offered by the 2015 LTIP were taken into consideration. Based on this information, the consultant's recommendations and Mr. Bhasin's outstanding performance, the Committee and Board of Directors wanted to give Mr. Bhasin an above standard merit increase. However, Mr. Bhasin informed the Committee and Board of Directors that he preferred to receive a standard merit increase, wanting first to accomplish the more significant longer-term objectives that he had laid out for us upon his arrival in May 2014. The Board of Directors, acting upon a recommendation from the Committee, honored Mr. Bhasin's request, giving him a standard 3 percent merit increase.
In setting the base salaries of our other named executive officers for 2016, the Committee took into consideration the findings of the competitive market pay study that was conducted by McLagan in October 2015. The results of that study showed that on a look-back basis, each of these executives' total direct compensation had fallen behind the competitive market which, for purposes of the 2015 analysis, had been modified to include public proxy peers with assets between $10 billion (rather than $5 billion) and $20 billion (aside from this change, our defined competitive market remained the same). However, when the higher incentives offered by the 2015 LTIP were factored into the analysis, each of these executives' base salaries and targeted incentive opportunities for the three-year period covered by the LTIP were expected to be within the competitive market range for their positions, except for our Head of Capital Markets. Based on this information, the Committee, acting upon a recommendation from Mr. Bhasin, approved standard merit increases of 3 percent for Messrs. Lewis, Madhavan and Joiner and an above standard merit increase of 7 percent for Mr. Pan.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 117.

Short-Term Incentive Compensation
In 2016 and prior years, our executive officers (in addition to all of our other regular, full-time employees) have participated in our VPP, under which they have had the opportunity to earn an annual cash incentive award. The VPP is designed to encourage and reward achievement of annual performance goals. All VPP awards are calculated as a percentage of an employee’s base salary as of the beginning of the year to which the award payment pertains (or, on a prorated basis, the employee’s base salary as of his or her start date if hired during the year on or before September 15). As Messrs. Bhasin, Madhavan and Pan were hired in 2014 before September 15th of that year, they were each eligible to receive a prorated VPP award for 2014. Potential individual award percentages vary based upon an employee’s level of responsibility and have been higher for those persons serving as our executive officers. Our Corporate VPP plan, in which all of our named executive officers have participated, has provided for substantially the same method of allocation of benefits between management and non-management participants, except that non-management participants are generally required to have individual goals which also factor into the calculation of their incentive award.
Award payments under the 2016 VPP that applied to our named executive officers depended upon the extent to which we achieved a number of corporate operational goals that were aligned with our long-term strategic business objectives. These corporate operational goals were established by the Board of Directors.
We used the following formula to calculate the 2016 VPP award payments for all of our named executive officers except Mr. Bhasin:

Base Salary as of 1/1/16	X	Employee’s Maximum Potential Award Percentage	X	Corporate Operating Goal Achievement Percentage	X	VPP Weighting Factor
For Mr. Bhasin, 75 percent of his 2016 VPP award was derived based solely upon the achievement of our corporate operating objectives, while 25 percent was based solely upon his overall individual performance as subjectively assessed by our Board of Directors. The formula that we used to calculate Mr. Bhasin’s 2016 VPP award is set forth below:

75%	X	Base Salary as of 1/1/16	X	Maximum Potential Award Percentage	X	Corporate Operating Goal Achievement Percentage	X	VPP Weighting Factor

plus

25%	X	Base Salary as of 1/1/16	X	Maximum Potential Award Percentage	X	Individual Performance Goal Achievement Percentage	X	VPP Weighting Factor
For 2016, our corporate operating objectives fell into the following broad categories: (a) growth objectives (which included, among other objectives, an earnings initiative); (b) diversity and inclusion initiatives; (c) learning initiatives; and (d) operational excellence. Each corporate operating objective was assigned a specific percentage weight together with a target and stretch objective (and in some cases a threshold objective) or a pass/fail objective. The threshold objective or, in those cases where there was not a threshold objective, the target objective, represented a minimum acceptable level of performance for the year. The target objective reflected performance that was consistent with our long-term strategic objectives. The stretch objective reflected outstanding performance that exceeded our long-term strategic objectives.
The corporate operating objectives under our 2016 VPP operated on a sliding scale. For each objective, the percentage achievement could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in the case of a pass/fail objective, the objective was not met), 60 percent (if results were equal to the threshold objective for those objectives with a threshold objective), 80 percent (if results were equal to the target objective) or 100 percent (if results were equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective was met). Achievement levels between threshold and target and between target and stretch for each corporate operating goal that had those achievement levels were interpolated in a manner as determined by the Committee. The results for each corporate operating goal were multiplied by the assigned percentage weight to determine its contribution to the overall corporate operating goal achievement percentage. For example, if the target objective was achieved for a goal with a percentage weight of 12.5 percent, then the contribution of that goal to our overall corporate goal achievement would be 10 percent (12.5 percent x 80 percent). The sum of the percentages derived from this calculation for each corporate operating objective yielded our overall corporate operating goal achievement percentage for the 2016 VPP. Generally, the Board of

Directors has attempted to set the threshold, target and stretch objectives such that the relative difficulty of achieving each level has been consistent from year to year.
For 2016, the Board of Directors established 15 separate VPP corporate operating objectives, each of which had a specific percentage weight ranging from 2 percent to 20 percent. As further set forth in the table below, the objectives relating to our growth, diversity and inclusion initiatives, learning initiatives and operational excellence comprised 50 percent, 10 percent, 20 percent and 20 percent, respectively, of our overall corporate operating goals.
Our earnings initiative for purposes of the 2016 VPP was based upon a measure of our net income that excluded (1) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains associated with the sale of our previously hedged investment securities), (2) net prepayment fees on advances, (3) other-than-temporary impairment charges on our private-label mortgage-backed securities (and any subsequent recoveries of those charges) and (4) interest expense on mandatorily redeemable capital stock. In addition, so as not to exclude the costs associated with our interest rate caps, we included proforma amortization of the premiums paid for such caps. Further, for similar reasons, we included the actual losses (i.e., principal shortfalls) incurred during the year on our private-label mortgage-backed securities.

2016 Corporate VPP Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
Growth Objectives
1. Earnings Initiative (Adjusted Net Income)	12.5%	$50	$53	$56	$85.3	12.50%
2. Outstanding Advances as of December 31, 2016	15.0%	$24,000	$25,000	$27,000	$32,472	15.00%
3. Outstanding Letters of Credit as of December 31, 2016	5.0%	$6,250	$6,500	$7,000	$11,187	5.00%
4. CFI Advances Growth from December 31, 2015	5.0%	8.0%	10.0%	12.5%	10.7%	4.26%
5. MPF Assets Purchased from Members in 2016	7.5%	$500	$650	$1,000	$80	—%
6. Total CIP/EDP Advances Projects Funded	5.0%	70	85	110	118	5.00%
	50.0%					41.76%
Diversity and Inclusion Initiatives
1. Cornell D&I Training	4.0%		Pass/Fail		Pass	4.00%
2. Formalize and Hold OMWI Dealer Meetings	2.5%		Pass/Fail		Pass	2.50%
3. Hold Annual Diversity Week	2.5%		Pass/Fail		Pass	2.50%
4. Research and Select Diverse Vendor Database	1.0%		Pass/Fail		Pass	1.00%
	10.0%					10.00%
Learning Initiatives
1. External: (1) conduct three MPF workshops, (2) launch Member Advisory Committee, and (3) conduct member training workshops	6.0%	N/A	2 of 3	3 of 3	3 of 3	6.00%
2. Internal: (1) develop department skill development plan, (2) develop department level key metrics, and (3) develop corporate training program	8.0%	N/A	2 of 3	3 of 3	3 of 3	8.00%
3. Individual: Aggregate training hours for our employees	2.0%	N/A	8,000 hours	9,000 hours	16,568 hours	2.00%
4. Corporate: (1) implement skills and competencies-based performance appraisal, (2) participate in a large community project, and (3) implement a speakers bureau	4.0%	N/A	2 of 3	3 of 3	3 of 3	4.00%
	20.0%					20.00%
Operational Excellence
Pass/Fail	20.0%	N/A	12 of 15	15 of 15	15 of 15	20.00%
Customer Relationship Management System Phase II					Completed
Document Management Program Scope and Phase I					Completed
Signature Card Business Process Reengineering					Completed
Wire System Replacement Phase I (Vendor Selection)					Completed
G/L Replacement Phase I (Vendor Selection)					Completed
Remediate 2015 Exam Findings					Completed
Disaster Recovery Location Plan					Completed
Information Technology Platform Simplification Plan					Completed
Capital Plan Dividend Enhancements					Completed
Enterprise Data Warehouse (Credit/Accounting/Collateral)					Completed
Telephony Replacement Phase II					Completed
Unsecured Credit Redesign					Completed
Implement Verify					Completed
Milestone Upgrade					Completed
BOD Automated Elections					Completed
Overall Corporate Operating Goal Achievement Percentage						91.76%
As shown above, we did not achieve the threshold objective for one of our six corporate operating objectives that had a threshold objective. We attribute this in part to the competitiveness of our mortgage loan pricing, which was negatively impacted by our higher long-term debt costs in the first half of 2016 and the complexity of the product offering. We achieved the stretch objective for four of the other five corporate operating goals that had a threshold objective and exceeded the target objective for the fifth goal. In addition, we passed the four goals that had a pass/fail objective. Further, we achieved the stretch objective for all of the five corporate operating goals that had only target and stretch objectives such that our overall corporate operating goal achievement rate for 2016 was 91.76 percent, which was above our target level of 80 percent. Over the previous five years, our overall corporate operating goal achievement was as follows: 2011 — 70 percent; 2012 — 82 percent; 2013 — 96 percent; 2014 — 76 percent; and 2015 — 91 percent.
The calculation of individual incentive awards is based upon each executive’s performance as determined based upon his appraisal rating, maximum award percentage and VPP weighting factor.
Mr. Bhasin assessed the performance of Messrs. Lewis, Madhavan, Pan and Joiner using a performance appraisal form which consisted of 10 performance factors. Each of these executives had to receive a score of at least 6 (the maximum possible score was 10) to achieve a “Meets Expectations” performance rating, which is a requirement to receive an annual VPP award. For 2016, each of the executives received at least a "Meets Expectations" performance rating.
Mr. Bhasin's individual goal achievement for purposes of the VPP was derived from his performance appraisal, which was prepared by our Board of Directors. For 2016, his performance was assessed based on seven principal accountabilities. Mr. Bhasin's individual goal achievement is expressed as a percentage and is calculated by dividing the number of points received on his performance appraisal form by the 100 total possible points. For 2016, Mr. Bhasin received 95.87 points on his appraisal form, which resulted in an individual goal achievement percentage of 95.87 percent.
The possible VPP payouts to our named executive officers for 2016 are presented in the Grants of Plan-Based Awards table on page 119, while the actual VPP awards earned by these executives for 2016 are included in the Summary Compensation Table on page 117 (in the column entitled “Non-Equity Incentive Plan Compensation”). The calculation of the VPP awards earned by our named executive officers in 2016 is shown in the table below.

Name	Base Salary as of January 1, 2016 ($)	Award Component Percentage	Maximum Potential Award Percentage	Corporate Operating Goal Achievement Percentage	Individual Goal Achievement Percentage	2016 VPP Weighting Factor	2016 VPP Award ($)
Sanjay Bhasin	656,625	75.00%	60.00%	91.76%		56.25%	152,513
	656,625	25.00%	60.00%		95.87%	56.25%	53,115
							205,628

Tom Lewis	338,293		43.75%	91.76%		50.00%	67,904
Kalyan Madhavan	446,505		43.75%	91.76%		60.42%	108,303
Jibo Pan	343,791		43.75%	91.76%		60.42%	83,389
Paul Joiner	328,523		43.75%	91.76%		50.00%	65,943
Under the VPP, discretion cannot be exercised to increase the size of any award. However, discretion can be used (through the performance appraisal process) to reduce or eliminate a VPP award. In addition, management (or, in the case of our President and Chief Executive Officer, the Board of Directors) can modify or eliminate individual awards within their sole discretion based on circumstances unique to an individual employee such as misconduct, failure to follow Bank policies, insubordination or other job performance factors.
In addition to our VPP, our President and Chief Executive Officer was granted authority by our Board of Directors to award discretionary bonuses to those employees who made significant contributions to us in 2014, some of which ultimately included our named executive officers. Upon a recommendation from Mr. Bhasin, the executive officers' 2014 discretionary bonuses were approved by the Committee on January 26, 2015, subject to the Finance Agency's review. On that same date, the Board of Directors, acting upon a recommendation from the Committee, approved a discretionary bonus for Mr. Bhasin in recognition of his extraordinary contributions to us in 2014. Mr Bhasin's discretionary bonus was also subject to the Finance Agency's review. On March 24, 2015, the Finance Agency informed us that it did not object to the payment of these discretionary bonuses. The discretionary bonuses earned by our named executive officers in 2014 are shown in the "Bonus" column of the Summary Compensation Table on page 117.
On April 24, 2014, the Board of Directors, acting upon a recommendation from the Committee, approved a special bonus for Mr. Joiner in the amount of $150,000 in recognition of his service as our Interim President and Chief Executive Officer during the period from September 17, 2013 through May 11, 2014. This special bonus was supported by data and analysis provided by Pearl Meyer & Partners, an independent compensation consultant, and was subject to the Finance Agency's review. The special bonus, which was paid to Mr. Joiner in May 2014, is shown in the "Bonus" column of the Summary Compensation Table on page 117.

Long-Term Incentive Compensation
Our LTIP provides cash-based award opportunities based on the achievement of performance goals over successive three-year periods that have commenced annually (each a “Performance Period”) to those employees who have been designated by the Board of Directors to be participants in the LTIP. For the three-year Performance Period that ended on December 31, 2016, which was covered by the 2014 LTIP, the Board of Directors had (in December 2013) designated, among others, Messrs. Lewis and Joiner (each of whom was employed by us as of January 1, 2013) as participants in the plan. As discussed in the "Elements of Executive Compensation" section beginning on page 97, Messrs. Bhasin, Madhavan and Pan (among other executive officers) were added as participants in the 2014 LTIP in August 2016. As a result, Messrs. Bhasin, Madhavan and Pan participated in the 2014 LTIP on a pro rata basis from the date that each executive joined us.
Performance goals under the 2014 LTIP were established by our Board of Directors. Each performance goal under the 2014 LTIP was assigned a specific percentage weight together with a threshold, target and maximum achievement level except for the goal relating to our overall performance in achieving our annual short-term VPP objectives, which was computed as the average percentage achievement in our VPP during the three-year Performance Period. For each performance goal with a threshold, target and maximum achievement level, the percentage achievement could have been 0 percent (if the threshold goal was not met), 60 percent (if results were equal to the threshold goal), 80 percent (if results were equal to the target goal) or 100 percent (if results were equal to or greater than the maximum goal). LTIP achievement levels between threshold and target and between target and maximum were interpolated in a manner as determined by the Committee. The results for each performance goal were multiplied by the assigned percentage weight to determine their contribution to the overall 2014 LTIP goal achievement. Generally, awards became vested under the 2014 LTIP only if the performance goals for the three-year Performance Period were satisfied and the participant was actively employed by us on the last day of the Performance Period (i.e., December 31, 2016).
The 2014 LTIP provided for discretionary awards and other adjustments as well as additional incentive payments if certain thresholds were met. If, for the 2014-2016 Performance Period, the overall LTIP goal achievement was equal to or greater than 90 percent, our named executive officers were each entitled to receive an additional incentive payment in an amount equal to 15 percent of his average base salary during the period from January 1, 2014 through December 31, 2016 (prorated in the case of Messrs. Bhasin, Madhavan and Pan). If the overall 2014 LTIP goal achievement was equal to or greater than 80 percent but less than 90 percent, our named executive officers were each entitled to receive an additional incentive payment in an amount equal to 10 percent of his average base salary during the period from January 1, 2014 through December 31, 2016 (again, prorated in the case of Messrs. Bhasin, Madhavan and Pan). In addition, the final 2014 LTIP awards could have been modified up or down at the Board of Directors' discretion to account for performance that was not captured in the performance goals.
The amount of the award that was ultimately payable to our named executive officers under the 2014 LTIP was based upon the level at which the performance goals were achieved, plus or minus any discretionary awards or adjustments. In addition to the level at which the 2014 LTIP performance goals were achieved, the Board of Directors based its decision on the following qualifiers when deciding whether to approve payouts under the 2014 LTIP: (i) the consistent ability to pay quarterly dividends to members throughout the 2014-2016 Performance Period; (ii) the consistent ability to repurchase excess capital stock throughout the 2014-2016 Performance Period; and (iii) the maintenance of a triple-A credit rating from Moody's and S&P.
On August 5, 2011, S&P lowered its long-term sovereign credit rating on the United States from AAA to AA+ and, on August 8, 2011, it lowered the long-term credit rating on the FHLBank System’s consolidated obligations and our long-term counterparty credit rating from AAA to AA+. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. Because the downgrade of our credit rating was due solely to the downgrade of the long-term credit rating of the U.S. government, and our credit rating was the highest it could be given the credit rating of the U.S. government, the Board of Directors did not apply any negative adjustment to the amount of the 2014 LTIP payouts as a result of our AA+ credit rating from S&P.
Further, the Board of Directors had discretion to reduce the amount of the 2014 LTIP awards for one or more of our participating executives if during the 2014-2016 Performance Period it determined that: (i) operational errors or omissions resulted in material revisions to our financial results, the information submitted to the Finance Agency or the data used to determine incentive award amounts; (ii) the submission of information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was not provided in a timely manner; or (iii) we failed to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management's attention. Although there was an instance in 2016 in which we did not timely file a Current Report on Form 8-K, the Board of Directors did not reduce the 2014 LTIP awards for our named executive officers because none of these executives was responsible for the late filing.
When assessing performance results and determining final 2014 LTIP awards, the Board of Directors could have considered those events that, in its opinion and discretion, were outside the significant influence of the participant or us and which had a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Further, the Board of

Directors could have adjusted the performance goals for the 2014-2016 Performance Period to ensure that the purpose of the 2014 LTIP was served.
In determining the final payments under the 2014 LTIP, there were no discretionary awards, modifications or adjustments of any kind.
As further set forth in the table below, the Board of Directors established 5 separate objectives for the 2014 LTIP, each of which had a specific percentage weight of 20 percent.
2014 LTIP Objectives
(dollars in millions)

						Contribution to Overall Achievement Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
1. Contribution to Retained Earnings from pre-ASC 815 net income for 2014-2016	20%	$90	$105	$115	$187	20.00%

2. Maintain an Average Ratio of our Market Value of Equity (MVE ) ≥ a specified percentage of our Book Value of Equity (BVE) for all month-end reporting periods (excluding the impact of our private label residential MBS)	20%	Average MVE ≥ 100% of BVE	Average MVE ≥ 102% of BVE	Average MVE ≥ 104% of BVE	Average MVE = 107.8% of BVE	20.00%

3. Maintain the Integrity of our System of Internal Controls

Minimize the number and severity of external audit findings related to internal controls during the 2014-2016 Performance Period	20%	No Material Weaknesses	No material weaknesses and no more than 3 significant deficiencies	No material weaknesses and no more than 1 significant deficiency	No material weaknesses and 1 significant deficiency in 2014	20.00%

4. Timely Remediation of Finance Agency Examination Findings (1)

Adequately remediate Finance Agency examination findings for each year during the 2014-2016 Performance Period within the time periods specified in management's responses (2)	20%	Remediate 80% of exam findings rated "weakness" or more severe in specified time	Remediate 100% of exam findings rated "weakness" or more severe in specified time	In addition to meeting the Target Objective, remediate lower rated exam findings as identified in the remediation plan	95.7% of exam findings rated "weakness" or more severe during the Performance Period were remediated within the time period specified by management, resulting in 75.7% goal achievement	15.16%

5. Average VPP Achievement During the 2014-2016 Performance Period	20%	Average percentage achievement for the 2014-2016 Performance Period times goal weight			86.2%	17.24%

Overall 2014 LTIP Goal Achievement Percentage						92.40%
_________________________________
(1) Applied to findings from the 2013, 2014 and 2015 exams, excluding findings related to Internal Audit.

(2) The Board of Directors had discretion to determine the percentage achievement for the exam finding remediation objective based on management and Internal Audit reports, subsequent examination reports, and any additional feedback received from the Finance Agency prior to approval of the final awards.
As shown above, we achieved the stretch objective for three of our four 2014 LTIP goals that had specific objectives. Our average VPP goal achievement during the 2014-2016 Performance Period was 86.2 percent, resulting in an overall 2014 LTIP goal achievement rate of 92.4 percent. In comparison, our overall goal achievement for the 2010, 2011, 2012 and 2013 LTIPs was 94.7 percent, 89.5 percent, 89.2 percent and 91.8 percent, respectively.
Because the overall 2014 LTIP goal achievement rate was greater than 90 percent, each of our named executive officers was entitled to receive an additional incentive payment in an amount equal to 15 percent of his average base salary during the period from January 1, 2014 through December 31, 2016. In the case of Messrs. Bhasin, Madhavan and Pan, these payments were prorated based upon the number of months that each executive was employed by us during the 2014-2016 Performance Period. During this period, Messrs. Madhavan and Pan were each employed by us for 28.5 months and Mr. Bhasin was employed by us for 31.5 months.
For the 2014 LTIP, we used the following formula to calculate the LTIP award payments for our named executive officers:

Average Base Salary for the 2014-2016 Performance Period	X	Employee's Maximum Potential Award Percentage	X	2014 LTIP Achievement Percentage	X	LTIP Weighting Factor

plus

Average Base Salary for the 2014-2016 Performance Period	X	Additional Incentive Percentage	X	Number of Months Employed by Us During the 2014-2016 Performance Period
36 Months
The calculation of the 2014 LTIP awards earned by our named executive officers is shown in the table below and such awards are included in the Summary Compensation Table on page 117 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Average Base Salary 2014-2016 ($)	Maximum Potential Award Percentage	2014 LTIP Achievement Percentage	2014 LTIP Weighting Factor	2014 LTIP Award Before Additional Incentive ($)	Additional Incentive Award ($)	Total 2014 LTIP Award ($)
Sanjay Bhasin	639,708	60.00%	92.40%	43.75%	155,161	83,962	239,123
Tom Lewis	325,783	43.75%	92.40%	50.00%	65,849	48,867	114,716
Kalyan Madhavan	435,002	43.75%	92.40%	39.58%	69,601	51,656	121,257
Jibo Pan	326,697	43.75%	92.40%	39.58%	52,272	38,795	91,067
Paul Joiner	320,059	43.75%	92.40%	50.00%	64,692	48,009	112,701

Based upon their significant contributions to us in 2015, and their ineligibility to participate in our 2013 LTIP, we elected to award discretionary bonuses to Messrs. Bhasin, Madhavan and Pan in amounts that were substantially equivalent (when expressed as a percentage of salary) to the additional incentive awards that were earned by Messrs. Lewis and Joiner under the 2013 LTIP. Upon a recommendation from Mr. Bhasin, the 2015 discretionary bonuses for Messrs. Madhavan and Pan were approved by the Committee on January 25, 2016, subject to the Finance Agency's review. On that same date, the Board of Directors, acting upon a recommendation from the Committee, approved Mr. Bhasin's 2015 discretionary bonus. Mr. Bhasin's discretionary bonus was also subject to the Finance Agency's review. On February 26, 2016, the Finance Agency informed us that it did not object to the payment of these discretionary bonuses. The discretionary bonuses earned by Messrs. Bhasin, Madhavan and Pan in 2015 are shown in the "Bonus" column of the Summary Compensation Table on page 117.
We did not pay any discretionary bonuses to our named executive officers for 2016, nor do we anticipate paying discretionary bonuses to our named executive officers in the future.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra Defined Benefit Plan for Financial Institutions such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2016, the maximum compensation limit was $265,000 and the maximum annual benefit limit was $210,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 120-123 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2016 was $265,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2016, combined contributions to the plan could not exceed $53,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis. The limitation on combined contributions applies to an employee's pre-tax and after-tax contributions and any matching contributions we make on his or her behalf. The limitation on an employee's pre-tax contributions was $18,000 for 2016. Employees who were age 50 or older could elect in 2016 to make additional pre-tax contributions (commonly known as catch-up contributions) of up to $6,000. Catch-up contributions are not taken into account in applying the combined contribution limit.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 65 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis (prior to January 1, 2016, this percentage was 25 percent). Employees are not permitted to contribute any of their incentive compensation to the plan. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service, including, if applicable, their service with a financial services institution that participated in the Pentegra Defined Contribution Plan for Financial Institutions, during which service the employee was covered by such plan. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 28 different fund options. Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra Defined Contribution Plan for Financial Institutions), each of our named executive officers was eligible to receive in 2016 a 200 percent matching contribution on the first 3 percent of his eligible monthly base salary that he contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 117 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2016” table.
We offer the savings plan as a competitive practice and believe that our matching contributions to the plan are at or above the market median for comparable companies, although we have not conducted any recent studies to confirm this.
Deferred Compensation Program
Under the terms of our nonqualified deferred compensation program, we offer our highly compensated employees, including our named executive officers, the opportunity to voluntarily defer receipt of all or part of their base salary and all or part of their non-equity incentive plan compensation, regardless of its source. Prior to 2016 (for amounts to be earned in 2017), we did not permit participants to defer any portion of their LTIP awards. The program allows participants to save for retirement or other future-dated in-service obligations (e.g., college, home purchase, etc.) in a tax-effective manner, as contributions and earnings on those contributions are not taxable to the participant until received. Under the program, amounts deferred by the participant and our matching contributions can be invested in an array of externally managed mutual funds.
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the

Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive in the Pentegra Defined Contribution Plan for Financial Institutions if not for the limits imposed on that plan by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 117 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2016” table. As noted above, we believe that our matching contributions to the qualified savings plan are at or above the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this may also be true for the matching contributions that we provide under the deferred compensation program, although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 123-127.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that currently serves as an additional incentive for one of our executive officers (Mr. Lewis) to remain with us. As discussed below, Mr. Joiner, the only other named executive officer that participates in the SERP, is already fully vested in his benefits. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided to discontinue contributions to our SERP for the foreseeable future. While the Committee and Board of Directors could consider reactivating or replacing the SERP at some point in the future, there is no current plan to do so. If the SERP is ever reactivated or replaced, the Committee and Board of Directors would expect to add our other executive officers as participants. While active, our intent with the SERP was to make up a portion of the pension benefit that was lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code (it was never our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan). Our final contribution to the SERP, totaling $24,876, was made on Mr. Lewis' behalf in 2014. Each participant’s benefit under the SERP consists of the contributions we made on his behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP were determined solely at the discretion of our Board of Directors and were, during the periods in which they were made, based upon our desire to provide a reasonable level of supplemental retirement income to the participants. Generally, benefits under the SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his age and years of service with us is at least 70. As of December 31, 2016, Mr. Joiner met the Rule of 70. If his employment with us continues, Mr. Lewis will attain the Rule of 70 in early 2018. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his death or disability. Otherwise, vested benefits are not payable to the participant until he reaches age 62 or, if later, upon retirement. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
Many other comparable financial institutions in our defined competitive markets offer supplemental executive retirement plans that are designed to fully restore the lost benefits under their tax qualified plans and therefore our decision not to offer this form of compensation may put us at a competitive disadvantage.
For details regarding the operation of Groups 1 and 2 of our SERP and the current account balances for Messrs. Lewis and Joiner, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 123.
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
Our employees accrue vacation at different rates depending upon their job grade level and length of service. After an employee has completed 12 or more years of service (including any prior service with another FHLBank, subject to certain exceptions), he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can accumulate to two times the amount of vacation he or she earns in an annual period. This policy is effected by allowing employees to carry over no more than the amount of vacation that he or she earns in an annual period to the next calendar year. Based on their job grade level and length of service (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago), Mr. Madhavan currently accrues 160 hours of vacation leave per year while our other named executive officers each accrue 200 hours of vacation leave per year. If an employee's employment with us is terminated for any reason, he or she is entitled to receive a payment for all accrued but unused vacation time as of their termination date, which, as noted above, cannot exceed two times the amount of vacation that he or she earns in an annual period. This payment is derived by multiplying the number of accrued but unused vacation hours as of the employee's termination date by his or her hourly rate. For this purpose, the hourly rate is computed by dividing the employee's base salary by 2,080 hours.
All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. We limit employees' annual flex leave carryover amount to 520 hours. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy under any circumstances, including a termination of their employment for any reason.
Perquisites
In 2016, we provided a limited number of perquisites to our named executive officers, which consisted of the payment of meal costs associated with a spouse accompanying the officer to our in-town board function that was held in December 2016. In 2016, Mr. Joiner utilized this benefit at a total incremental cost to us of $191.
Executive Employment Agreements
On November 20, 2007 (“Effective Date”), we entered into employment agreements with Messrs. Lewis and Joiner. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire at that time to retain the services of these executive officers for no less than the three-year term of the agreements. As of each anniversary of the Effective Date in years prior to 2014, an additional year was automatically added to the unexpired term of the employment agreements because neither we nor the executive officer gave a notice of non-renewal. On November 3, 2014, we gave a written notice of non-renewal to both Mr. Lewis and Mr. Joiner and in so doing we fixed the term of the employment agreements. As a result, the employment agreements with each of these executive officers expired on November 19, 2016. We took this action in an effort to ultimately bring the executives' compensation packages more in line with current market practices. While the payments resulting from the specified triggering events in the employment agreements were similar in nature and amount to those commonly found in agreements that were used by comparable companies at the time these executive employment agreements were entered into, we determined that such amounts were not comparable to those found in more recent agreements. Upon the expiration of these agreements, we did not offer new employment agreements to Mr. Lewis or Mr. Joiner, nor did Mr. Lewis or Mr. Joiner seek to enter into new employment agreements with us.
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin. This agreement was authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain Mr. Bhasin's services for no less than the one-year term of the agreement. On each yearly anniversary, Mr. Bhasin's employment agreement automatically renews for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal not less than 30 days prior to the expiration date. On March 24, 2017, Mr. Bhasin's employment agreement was automatically extended through March 23, 2018.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 127, the employment agreement with Mr. Bhasin provides for payments in the event that his employment with us is terminated either by him for good reason or by us other than for cause, by reason of his death or disability, or as a result of us giving notice of non-renewal of the employment agreement at a time when he is willing and able to continue his employment on substantially the same terms. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements used by comparable companies and therefore advance our objective of retaining Mr. Bhasin.
We considered the action with respect to Mr. Bhasin to be prudent based on our belief that he is extremely well qualified to perform the duties of his job, that he has a skill set that is highly sought after in the financial services industry, and that his continued employment with us is essential to our ability to meet our business objectives.
To date, Messrs. Madhavan and Pan have elected not to enter into employment agreements with us.

2017 Compensation Actions
The 2017 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2016) are presented below. All of the salaries in the table below were effective January 1, 2017.

Name	2017 Base Salary	Percentage Change
Sanjay Bhasin	$725,000	Increase of 10.4 percent
Tom Lewis	$348,442	Increase of 3.0 percent
Kalyan Madhavan	$477,760	Increase of 7.0 percent
Jibo Pan	$367,856	Increase of 7.0 percent
Paul Joiner	$338,378	Increase of 3.0 percent
In August 2016, we engaged McLagan to conduct a competitive market pay study for all of our executive officers. The results of this study showed that Mr. Bhasin's base salary and targeted incentive opportunities continued to lag the competitive market range for his position, even when the higher incentives offered by the 2015 LTIP were taken into consideration. Based on this information and Mr. Bhasin's outstanding performance, the Committee and Board of Directors gave Mr. Bhasin an above standard merit increase of 10.4 percent.
As for our other named executive officers, the study showed that each of these executives' total direct compensation was either at or below the median market composite compensation for his position excluding the incrementally higher incentives that are available in 2017. For the three positions that were below the market median, two were just within the competitive market range and one was outside the competitive market range. Based on this information and Mr. Bhasin's subjective assessments of various other factors, he recommended, and the Committee approved, above standard merit increases of 7 percent for Messrs. Madhavan and Pan and standard merit increases of 3 percent for Messrs. Lewis and Joiner.
As described above in the section entitled "Elements of Executive Compensation," our 2017 EIP was approved in December 2016. The 2017 EIP provides cash-based award opportunities to all of our executive officers, including our named executive officers. As further described below, the 2017 EIP has three components: (i) an annual award ("Annual Award"), which is based on the achievement of short-term performance goals for the period from January 1, 2017 through December 31, 2017 (the "2017 Performance Goals") and, for 50 percent of that award, the satisfaction of safety and soundness goals for the period from January 1, 2018 through December 31, 2020; (ii) a one-time make-whole award ("Make-Whole Award"), which is also based on the achievement of the 2017 Performance Goals; and (iii) a one-time special Gap Year Award ("Gap Year Award"), which is based on the achievement of long-term performance goals for the period from January 1, 2017 through December 31, 2019 (the "2017-2019 Performance Goals").
The 2017 Performance Goals that will be used to calculate the Annual Award and the Make-Whole Award were established by the Board of Directors and fall into the following broad categories: (a) growth objectives (which include, among other objectives, an earnings initiative); (b) learning initiatives; (c) diversity and inclusion initiatives; and (d) operational excellence. Within each category, there are multiple goals. Each 2017 Performance Goal has been assigned a specific percentage weight. For 2017 Performance Goals comprising 50 percent of the executives’ 2017 Annual Award opportunity, each goal has been assigned a threshold, target and maximum objective. For 2017 Performance Goals comprising 40 percent of the executives’ 2017 Annual Award opportunity, each goal has been assigned only a target and maximum objective. The remaining 10 percent of the executives’ 2017 Annual Award opportunity is based upon performance goals for which achievement will be assessed on a pass/fail basis.
For our President and Chief Executive Officer, the incentive factor for each 2017 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in the case of a pass/fail objective, the objective is not met), 50 percent (if results are equal to the threshold objective for those 2017 Performance Goals that have a threshold objective), 75 percent (if results are equal to the target objective) or 95 percent (if results are equal to or greater than the maximum objective or, in the case of a pass/fail objective, the objective is met). For our other named executive officers, the incentive factor for each 2017 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in the case of a pass/fail objective, the objective is not met), 30 percent (if results are equal to the threshold objective for those 2017 Performance Goals that have a threshold objective), 50 percent (if results are equal to the target objective) or 65 percent (if results are equal to or greater than the maximum objective or, in the case of a pass/fail objective, the objective is met).
Achievement levels between threshold and target and between target and maximum for each 2017 Performance Goal that has those achievement levels will be interpolated in a manner as determined by the Committee. The results for each 2017 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall 2017 EIP short-term goal percentage. For example, if the target objective is achieved for a goal with a percentage weight of 15 percent, then the contribution of that goal to the President and Chief Executive Officer’s overall short-term goal percentage would be 11.25 percent (15 percent x 75 percent). For the other named executive officers, the contribution of that same goal to their overall short-term goal percentage would be 7.5 percent (15 percent x 50 percent). The percentages derived from this calculation for each 2017 Performance Goal will be added together to derive each executive’s overall short-term goal percentage for the 2017 EIP, which percentage will then be multiplied by the executive’s salary to determine his final Annual Award.
For our President and Chief Executive Officer, the potential Annual Award under the 2017 EIP (before interest on the deferred portion, as described below), can be 34.5 percent of salary (if the threshold objective is achieved for each of our 2017 Performance Goals that has a threshold objective and all of the pass/fail goals are met), 77 percent of salary (if the target objective is achieved for each of our 2017 Performance Goals that has a target objective and all of the pass/fail goals are met) or 95 percent of salary (if the maximum objective is achieved for each of our 2017 Performance Goals that has a maximum objective and all of the pass/fail goals are met). For each of our other named executive officers, the potential Annual Award under the 2017 EIP (before interest on the deferred portion), can be 21.5 percent of salary (if the threshold objective is achieved for each of our 2017 Performance Goals that has a threshold objective and all of the pass/fail goals are met), 51.5 percent of salary (if the target objective is achieved for each of our 2017 Performance Goals that has a target objective and all of the pass/fail goals are met) or 65 percent of salary (if the maximum objective is achieved for each of our 2017 Performance Goals that has a maximum objective and all of the pass/fail goals are met). The achievement levels described in this paragraph were used to compute the estimated awards shown in Table A below.
For purposes of the Annual Award, salary means the executive’s annual base salary for 2017. Given the number of variables involved in the calculation of the Annual Awards, the ultimate payouts (other than the maximum payouts) could vary significantly. For instance, the Annual Awards could be less than 34.5 percent of salary for our President and Chief Executive Officer and 21.5 percent of salary for each of our other named executive officers if we fail to achieve the threshold objective for one or more of our 2017 Performance Goals that have a threshold objective but achieve the threshold objective for each of our other 2017 Performance Goals that has a threshold objective.
Fifty percent of an executive’s final Annual Award under the 2017 EIP (the "Current Award") will become earned and vested on December 31, 2017 if: (i) the 2017 Performance Goals have been met; (ii) the executive receives at least a "Meets Expectations" performance rating for 2017; and (iii) the executive is actively employed on December 31, 2017. An executive’s Current Award under the 2017 EIP is payable no later than March 15, 2018. The remaining 50 percent of an executive’s final Annual Award under the 2017 EIP (the "Deferred Award") will become earned and vested on December 31, 2020 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2018 through December 31, 2020; (ii) the executive receives at least a "Meets Expectations" performance rating for 2020; and (iii) the executive is actively employed on December 31, 2020. An executive’s Deferred Award under the 2017 EIP is payable no later than March 15, 2021 with interest at 6 percent compounded annually over the three-year deferral performance period.
The safety and soundness goals that must be satisfied during the three-year deferral performance period are: (i) no material risk management deficiency exists at the Bank; (ii) no operational errors or omissions result in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; (iv) we make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we have sufficient capital to pay dividends and repurchase members’ stock.
Table A sets forth an estimate of the possible Current Awards and Deferred Awards (before interest) that can be earned by our named executive officers under the 2017 EIP.

TABLE A

	2017 Current Award			2017 Deferred Award			Total 2017 Annual Award
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	125,063	279,125	344,375	125,062	279,125	344,375	250,125	558,250	688,750
Tom Lewis	37,458	89,724	113,244	37,457	89,724	113,243	74,915	179,448	226,487
Kalyan Madhavan	51,359	123,023	155,272	51,359	123,023	155,272	102,718	246,046	310,544
Jibo Pan	39,545	94,723	119,553	39,544	94,723	119,553	79,089	189,446	239,106
Paul Joiner	36,376	87,133	109,973	36,375	87,132	109,973	72,751	174,265	219,946

Table B shows the anticipated growth in the estimated Deferred Awards during the period from January 1, 2018 through December 31, 2020 and the total Deferred Awards (inclusive of interest) that will be payable in early 2021.

TABLE B

	Estimated Possible Payouts in Early 2021 Under Non-Equity Incentive Plan Awards for 2017 EIP
	2017 Deferred Award (1)			Interest on Deferred Award (2)			Total Deferred Award Including Interest
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	125,062	279,125	344,375	23,889	53,317	65,781	148,951	332,442	410,156
Tom Lewis	37,457	89,724	113,243	7,155	17,139	21,631	44,612	106,863	134,874
Kalyan Madhavan	51,359	123,023	155,272	9,810	23,499	29,659	61,169	146,522	184,931
Jibo Pan	39,544	94,723	119,553	7,554	18,094	22,837	47,098	112,817	142,390
Paul Joiner	36,375	87,132	109,973	6,948	16,644	21,007	43,323	103,776	130,980
(1) Amounts are from Table A.
(2) Amounts represent interest on the Deferred Awards at 6 percent, compounded annually.
Our named executive officers also participate in the 2015 LTIP, which provides cash-based award opportunities for these officers (as well as our other executive officers) based on the achievement of performance goals for the period from January 1, 2015 through December 31, 2017 (the "2015-2017 Performance Period"). The performance goals under the 2015 LTIP were established by the Board of Directors in December 2014 and are based upon growth objectives relating to our advances, letters of credit and earnings. Each of the three performance goals under the 2015 LTIP has been assigned a specific percentage weight together with a threshold, target and maximum achievement level. The results for each performance goal will be multiplied by the assigned percentage weight to determine its contribution to the overall 2015 LTIP goal achievement. For all of the named executive officers, the potential award payments under the 2015 LTIP can be 50 percent of salary (if the threshold objective is achieved for each of the performance goals), 100 percent of salary (if the target objective is achieved for each of the performance goals) or 150 percent of salary (if the maximum objective is achieved for each of the performance goals). For purposes of the 2015 LTIP, salary means the executive’s average base salary during the 2015-2017 Performance Period. Given the number of variables involved in the calculation of the 2015 LTIP awards and the interpolation of achievement levels between threshold and target and between target and maximum, the ultimate payouts (other than the maximum payouts) could vary significantly. For instance, the 2015 LTIP payouts could be substantially less than the threshold amounts if we achieve one or two (but not all three) of the threshold objectives relating to the 2015 LTIP goals. Similarly, because achievement levels between threshold and target and between target and maximum are interpolated, the ultimate 2015 LTIP payouts could vary significantly between the threshold and maximum amounts. Awards become vested under the 2015 LTIP only if the performance goals for the 2015-2017 Performance Period have been met and the awards have received final approval by the Board of Directors following the end of the three-year performance period. If an executive officer's employment is terminated for any reason during the 2015-2017 Performance Period, his or her unvested 2015 LTIP awards will generally be forfeited. Awards under the 2015 LTIP are payable no later than March 15, 2018. Table C sets forth an estimate of the possible 2015 LTIP awards that can be earned by our named executive officers for the 2015-2017 Performance Period. The threshold, target and maximum amounts were computed based upon the assumption that we will achieve the threshold objective for each of our three 2015 LTIP performance goals, the target objective for each of our three 2015 LTIP performance goals, and the maximum objective for each of our three 2015 LTIP performance goals, respectively.

TABLE C

	Estimated Possible Payouts in Early 2018 Under Non-Equity Incentive Plan Awards for 2015 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	336,521	673,042	1,009,563
Tom Lewis	169,196	338,392	507,588
Kalyan Madhavan	226,294	452,588	678,882
Jibo Pan	172,158	344,316	516,474
Paul Joiner	164,309	328,618	492,927

At the time the 2015 LTIP was approved, it was contemplated that a short-term (one-year) incentive plan would be adopted for 2017 and that such plan would provide our President and Chief Executive Officer and other named executive officers with the opportunity to earn incentives up to 60 percent and 43.75 percent, respectively, of their 2017 base salaries (which incentives would have been payable in their entirety no later than March 15, 2018) in addition to the incentives that can be earned under the 2015 LTIP. However, as stipulated in the 2015 LTIP, under no circumstances can an executive officer earn more than 1.5 times his or her 2017 base salary when the 2017 short-term and 2015 LTIP incentive awards are combined for 2017. To ensure that our executive officers would not be adversely impacted in 2017 by the adoption of a short-term incentive plan that included a deferral component, the Board of Directors determined it was appropriate to include a one-time Make-Whole Award in the 2017 EIP.
The Make-Whole Award represents the difference in the 2017 earning opportunity that is payable in early 2018 between the Current Award opportunity provided by the 2017 EIP and the annual short-term incentive that could have been earned (and which would have been payable in early 2018) if we had implemented a short-term incentive plan for 2017 in the form that was contemplated at the time the 2015 LTIP was adopted (which plan would have provided for a 100 percent payout of the earned incentive in early 2018 vs. the 50 percent payout provided by the Current Award component of the 2017 EIP). The Make-Whole Award is based upon the achievement level of the 2017 Performance Goals and it becomes earned and vested on December 31, 2017. Like the Current Award, the Make-Whole Award is payable no later than March 15, 2018.
At the maximum achievement level, the Make-Whole Award provides our President and Chief Executive Officer with the opportunity to earn an additional incentive equal to 12.5 percent of his 2017 base salary, which percentage was derived by multiplying his new, post-2016 maximum Annual Award opportunity (95 percent of salary) by 50 percent (i.e., the equivalent of a Current Award at the maximum achievement level) and then subtracting the result from his pre-2017 maximum annual short-term incentive opportunity (60 percent of salary). At the maximum achievement level, the Make-Whole Award provides each of our other named executive officers with the opportunity to earn an additional incentive equal to 11.25 percent of his 2017 base salary, which percentage was derived by multiplying their new, post-2016 maximum Annual Award opportunity (65 percent of salary) by 50 percent (i.e., the equivalent of a Current Award at the maximum achievement level) and then subtracting the result from their pre-2017 maximum annual short-term incentive opportunity (43.75 percent of salary). However, as described above, in no event can an executive officer earn more than 1.5 times his or her 2017 base salary when all of the awards are combined for 2017 (that is, the Current Award and Make-Whole Award provided by the 2017 EIP and the long-term award provided by the 2015 LTIP). Table D sets forth an estimate of the 2017 Current Award (from Table A) and the 2017 Make-Whole Award that each named executive officer can earn in 2017 (and receive in early 2018). The threshold, target and maximum amounts for the 2017 Make-Whole Awards were computed based upon the same assumptions that were used to compute the threshold, target and maximum amounts for the 2017 Current Awards.

TABLE D

	Estimated Possible Payouts in Early 2018 Under Non-Equity Incentive Plan Awards for 2017 EIP
	2017 Current Award(1)			2017 Make-Whole Award			Total 2017 EIP Awards That Can Be Fully Earned in 2017
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	125,063	279,125	344,375	48,937	77,575	90,625	174,000	356,700	435,000
Tom Lewis	37,458	89,724	113,244	23,519	35,280	39,199	60,977	125,004	152,443
Kalyan Madhavan	51,359	123,023	155,272	32,249	48,373	53,748	83,608	171,396	209,020
Jibo Pan	39,545	94,723	119,553	24,830	37,245	41,384	64,375	131,968	160,937
Paul Joiner	36,376	87,133	109,973	22,840	34,261	38,067	59,216	121,394	148,040
(1) Amounts are from Table A.

Table E combines the possible Current Awards and Make-Whole Awards under the 2017 EIP (from Table D) with the possible 2015 LTIP awards (from Table C) and represents the total non-equity incentive plan compensation that can be earned by our named executive officers in 2017 and received in early 2018. The sum of the maximum 2017 EIP awards and the maximum 2015 LTIP awards presented in the table do not equal the total maximum 2017 incentive opportunities as each executive's maximum incentive compensation for 2017 cannot exceed 1.5 times his 2017 salary.

TABLE E

	Total Estimated Non-Equity Incentive Plan Awards That Can Be Earned in 2017 and Received in Early 2018
	Total 2017 EIP Awards That Can Be Fully Earned in 2017 (1)			2015 LTIP (2)			Total 2017 Incentive Opportunities
	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	174,000	356,700	435,000	336,521	673,042	1,009,563	510,521	1,029,742	1,087,500
Tom Lewis	60,977	125,004	152,443	169,196	338,392	507,588	230,173	463,396	522,663
Kalyan Madhavan	83,608	171,396	209,020	226,294	452,588	678,882	309,902	623,984	716,640
Jibo Pan	64,375	131,968	160,937	172,158	344,316	516,474	236,533	476,284	551,784
Paul Joiner	59,216	121,394	148,040	164,309	328,618	492,927	223,525	450,012	507,567
(1) Amounts are from Table D.
(2) Amounts are from Table C.
Because we no longer intend to offer long-term incentive plans to our executive officers, the Board of Directors determined that it was also appropriate to grant in 2017 a one-time special Gap Year Award to our executive officers to address a gap in the executives’ incentive opportunity for 2019 (payable in early 2020). The incentive opportunities for 2017 (which will be payable in early 2018) are described above. For the incentives that can be earned in 2018 (which will be payable in early 2019), it is anticipated that our executive officers will derive 50 percent of their incentive opportunity from a 2018 executive incentive plan similar to the 2017 EIP (via the Current Award component of that plan) and 50 percent of their incentive opportunity from the 2016 LTIP (for a discussion of the 2016 LTIP, refer to the "Grants of Plan-Based Awards" section beginning on page 118). In connection with the approval of the 2017 EIP and as a result of the increased percentage opportunities being implemented for 2017 and future years, the 2016 LTIP was amended (by way of a Board resolution) to eliminate the additional incentives of up to 15 percent of the executives’ base salaries that could have been earned if certain growth objectives associated with that incentive plan were achieved (which incentives were available only in the event that the overall goal achievement for that plan’s safety and soundness goals met a threshold level of achievement). For the incentives that can be earned in 2019 (which will be payable in early 2020), it is anticipated that our executive officers will derive 50 percent of their incentive opportunity from a 2019 executive incentive plan similar to the 2017 EIP (via the Current Award component of that plan) and 50 percent of their incentive opportunity from the Gap Year Award provided by the 2017 EIP. In 2020 and years thereafter, it is anticipated that the executive officers’ incentive opportunities will be derived solely from plans that are similar to the 2017 EIP, with 50 percent derived from a Current Award and 50 percent derived from a Deferred Award. For example, our executive officers are expected to derive 50 percent of their 2020 incentive opportunity from a Current Award provided by a 2020 executive incentive plan similar to the 2017 EIP and the other 50 percent from the Deferred Award under the 2017 EIP.
The 2017-2019 Performance Goals under the 2017 EIP were established by the Board of Directors for the Gap Year Award and are based upon growth objectives relating to our advances, mortgage loans held for portfolio and retained earnings as well as factors relating to our market value of equity, internal controls and Finance Agency examination findings. Each of the 2017-2019 Performance Goals has been assigned a percentage weight of either 15 percent or 20 percent together with a threshold, target and maximum objective. For our President and Chief Executive Officer, the incentive factor for each 2017-2019 Performance Goal can be 0 percent (if the threshold objective is not met), 50 percent (if results are equal to the threshold objective), 75 percent (if results are equal to the target objective) or 95 percent (if results are equal to or greater than the maximum objective). For our other named executive officers, the incentive factor for each 2017-2019 Performance Goal can be 0 percent (if the threshold objective is not met), 30 percent (if results are equal to the threshold objective), 50 percent (if results are equal to the target objective) or 65 percent (if results are equal to or greater than the maximum objective).
Achievement levels between threshold and target and between target and maximum for each 2017-2019 Performance Goal will be interpolated in a manner as determined by the Committee. The results for each 2017-2019 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall Gap Year Award percentage in the same manner as described above for the 2017 Annual Awards. The percentages derived from this calculation for each 2017-2019 Performance Goal will be added together to derive each executive’s overall goal percentage for the Gap Year Award, which will then be multiplied by the executive’s average base salary during the 2017-2019 performance period ("Gap Year Salary"). The result of that calculation will then be multiplied by 50 percent to determine the executive’s final Gap Year Award.
The maximum Gap Year Awards that can be earned by the executive officers under the 2017 EIP are equal to 47.5 percent of Gap Year Salary for our President and Chief Executive Officer and 32.5 percent of Gap Year Salary for all other executive officers. These percentages were derived by multiplying the executives’ anticipated maximum annual potential award percentages in 2019 (95 percent of salary and 65 percent of salary, respectively) by 50 percent. It is anticipated that the other 50 percent of the executive officers’ 2019 incentive opportunity will be derived from the Current Award component of a 2019 executive incentive plan similar to the 2017 EIP.
Given the number of variables involved in the calculation of the Gap Year Awards, the ultimate payouts (other than the maximum payouts) could vary significantly. For instance, the Gap Year Awards could be less than 25 percent of salary for our President and Chief Executive Officer and 15 percent of salary for all of our other executive officers (that is, less than threshold achievement) if we fail to achieve the threshold objective for one or more of the 2017-2019 Performance Goals but achieve the threshold objective for each of the other 2017-2019 Performance Goals. At the target achievement level, the Gap Year Award payouts for our President and Chief Executive Officer and all other executive officers would be 37.5 percent and 25 percent, respectively.
An executive’s final Gap Year Award will become earned and vested on December 31, 2019 if: (i) the 2017-2019 Performance Goals have been met; (ii) the executive receives at least a "Meets Expectations" performance rating for 2019; and (iii) the executive is actively employed on December 31, 2019. An executive’s Gap Year Award is payable no later than March 15, 2020. Table F sets forth an estimate of the Gap Year Awards that can be earned by our named executive officers for the 2017-2019 performance period. The threshold, target and maximum amounts were computed based upon the assumption that we will achieve the threshold objective for each of our 2017-2019 Performance Goals, the target objective for each of our 2017-2019 Performance Goals, and the maximum objective for each of our 2017-2019 Performance Goals, respectively. For purposes of estimating the possible Gap Year Award payouts, the average base salaries were computed based upon the assumption that the named executive officers' base salaries presented in the table on page 110 would remain unchanged in 2018 and 2019. As a result, the estimated possible Gap Year Award payments for the named executive officers could increase depending upon the actions, if any, that are taken in December 2017 and December 2018 with respect to the named executive officers' base salaries for 2018 and 2019, respectively.

TABLE F

	Estimated Possible Payouts (Gap Year Awards) in Early 2020 Under Non-Equity Incentive Plan Awards for 2017 EIP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	181,250	271,875	344,375
Tom Lewis	52,266	87,111	113,244
Kalyan Madhavan	71,664	119,440	155,272
Jibo Pan	55,178	91,964	119,553
Paul Joiner	50,757	84,595	109,973
If an executive officer's employment is terminated for any reason other than death, disability or a reduction in force (as defined in the 2017 EIP), his or her unvested 2017 EIP awards will be forfeited.
If an executive officer’s employment is terminated due to death or disability, then his or her Current Award will be treated as earned and vested based on the portion of 2017 during which the executive was employed based on the assumption that we would have achieved the 2017 Performance Goals at the target achievement level. The executive’s pro rata Deferred Award and his or her entire Gap Year Award will be treated as fully earned and vested based on the assumption that we would have achieved the 2017 Performance Goals and the 2017-2019 Performance Goals, respectively, at the target achievement level. Payment of awards in connection with a death or disability would be made in a single lump sum within 75 days of the executive’s termination date.
If an executive’s employment is terminated due to a reduction in force, then the Current Award and Make-Whole Award will be treated as earned and vested based on the portion of 2017 during which the executive was employed and the extent to which the 2017 Performance Goals are ultimately satisfied. The executive’s pro rata Deferred Award and his or her entire Gap Year Award will be treated as fully earned and vested upon completion of the three-year performance periods applicable to each award and will be based upon the extent to which the 2017 Performance Goals and the 2017-2019 Performance Goals, respectively, are achieved. Payment of awards in connection with a reduction in force would be made according to the normal scheduled dates and would be contingent upon the executive executing a severance agreement with the Bank.
If we are involved in a merger, consolidation, reorganization or sale of all or substantially all of our assets, or we are liquidated or dissolved (collectively, a "Reorganization"), subject to certain exceptions for which the Director of the Finance Agency has determined should not be a basis for accelerated vesting, then the Current Award will be treated as earned and vested on a pro rata basis while any pro rata Deferred Award or entire Gap Year Award which has not otherwise become earned and vested as of the date of the Reorganization will be treated as fully earned and vested effective as of the Reorganization date based on the assumption that we would have achieved the 2017 Performance Goals and the 2017-2019 Performance Goals, as applicable, at the target achievement level. Payment of awards in connection with a Reorganization would be made in a single lump sum on the date on which the Reorganization occurs.
The Board of Directors may adjust the 2017 Performance Goals and/or the 2017-2019 Performance Goals to ensure the purposes of the 2017 EIP are served. In addition, the Board of Directors, in its discretion, may consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results.
Any awards not yet paid may be reduced or eliminated if any actual losses or other measures or aspects of performance are realized which would have caused a reduction in the amount of the awards. Further, if during the most recent examination of us by the Finance Agency, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the executive’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, then all of an executive’s vested and unvested awards under the 2017 EIP will be forfeited. Any future payments for a vested award will cease and we will have no further obligation to make such payments.
By resolution, the Board of Directors may reduce or eliminate an award that is otherwise earned under the 2017 EIP but not yet paid if the Board of Directors finds that a serious, material safety and soundness problem or a serious, material risk management deficiency exists at the Bank, or if: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive payouts; (ii) the submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; or (iii) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings.
The Board of Directors may amend the 2017 EIP at any time in its sole discretion. However, the Board of Directors may not amend the 2017 EIP to reduce an executive’s awards as determined on the day immediately preceding the effective date of the amendment or to otherwise retroactively impair or adversely affect the rights of an executive.
In addition, the Board of Directors may terminate the 2017 EIP at any time in its sole discretion. Absent an amendment to the contrary, incentives that were earned and vested prior to the termination will be paid at the times and in the manner provided for by the 2017 EIP at the time of the termination.

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 96-116 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Patricia P. Brister, Chairman
Mary E. Ceverha, Vice Chairman
C. Kent Conine
A. Fred Miller, Jr.
Sally I. Nelson
Joseph F. Quinlan, Jr.
Robert M. Rigby

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2016, 2015 and 2014 (to the extent applicable) of our President and Chief Executive Officer (who joined the Bank on May 12, 2014); our Executive Vice President and Chief Financial Officer (who served as our Chief Accounting Officer during the period from January 1, 2014 through June 10, 2014 and as our principal financial officer during all of 2016, 2015 and 2014), and our three other most highly compensated executive officers who were serving as executive officers at the end of 2016. Collectively, the five individuals presented in the table are referred to as our "named executive officers." Because Jibo Pan, who joined the Bank on August 11, 2014, was a named executive officer in 2016 and 2015, but not 2014, only his 2016 and 2015 compensation information is presented. Kalyan Madhavan joined the Bank on August 11, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Sanjay Bhasin	2016	656,625	—		—	—	444,751	93,000	39,397	1,233,773
President/CEO	2015	637,500	100,000	(1)	—	—	350,849	22,000	37,894	1,148,243
	2014	400,240	150,000	(1)	—	—	199,531	153,000	237,248	1,140,019

Tom Lewis	2016	338,293	—		—	—	182,620	135,000	20,297	676,210
EVP/Chief Financial	2015	328,440	—		—	—	174,051	—	20,329	522,820
Officer	2014	310,615	22,518	(1)	—	—	136,986	304,000	50,407	824,526

Kalyan Madhavan	2016	446,505	—		—	—	229,560	94,000	26,758	796,823
EVP/Group Head,	2015	433,500	61,882	(1)	—	—	172,208	32,000	53,255	752,845
Members & Markets	2014	167,548	95,479	(1)	—	—	58,880	136,000	165,732	623,639

Jibo Pan	2016	343,791	—		—	—	174,456	89,000	20,628	627,875
EVP/Head of Capital	2015	321,300	45,866	(1)	—	—	127,636	10,000	18,193	522,995
Markets

Paul Joiner	2016	328,523	—		—	—	178,644	34,000	19,711	560,878
EVP/Chief Strategy Officer	2015	318,954	—		—	—	172,717	—	19,137	510,808
	2014	312,700	165,635	(2)	—	—	141,610	403,000	18,762	1,041,707
___________________________________

(1)
Amounts represent discretionary awards for services rendered in the indicated years. All of the amounts shown for 2015 were paid to the executive officers in March 2016. All of the amounts shown for 2014 were paid to the executive officers in March 2015.

(2)
The amount reported for Mr. Joiner consists of a $150,000 special bonus in recognition of his services as our Interim President and Chief Executive Officer during the period from September 17, 2013 through May 11, 2014 and a $15,635 discretionary award for the other services he rendered in 2014. The special bonus was paid to Mr. Joiner in May 2014 and his discretionary award was paid in March 2015.

(3)
Amounts for 2016 represent VPP awards earned for services rendered in 2016 and LTIP awards earned for services rendered during 2014, 2015 and 2016; the VPP and LTIP awards for Messrs. Bhasin, Madhavan and Pan were prorated based on the dates that each officer joined the Bank in 2014. Amounts for 2015 represent VPP awards earned for services rendered in 2015 and, for Mr. Lewis and Mr. Joiner, LTIP awards earned for services rendered during 2013, 2014 and 2015. Amounts for 2014 represent VPP awards earned for services rendered in 2014 and, for Mr. Lewis and Mr. Joiner, LTIP awards earned for services rendered during 2012, 2013 and 2014. The amounts shown for 2016 were paid to the executive officers on February 15, 2017. The amounts shown for 2015 and 2014 were paid to the executive officers in March 2016 and March 2015, respectively. The components of this column for 2016 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2016."

(4)
Amounts reported in this column for 2016, 2015 and 2014 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years (or, in the case of Messrs. Bhasin and Madhavan, the period during which each of them was employed by us in 2014), calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 120-123. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2016, 2015 or 2014. In 2015, the actuarial present value of the accumulated pension benefits for Mr. Lewis and Mr. Joiner decreased by $45,000 and $129,000, respectively.

(5)	The components of this column for 2016 are provided in the table below entitled "Components of All Other Compensation for 2016."

Components of Non-Equity Incentive Plan Compensation for 2016

Name	2016 VPP ($)	2014 LTIP ($) (1)	Total Non-Equity Incentive Plan Compensation ($)

Sanjay Bhasin	205,628	239,123	444,751
Tom Lewis	67,904	114,716	182,620
Kalyan Madhavan	108,303	121,257	229,560
Jibo Pan	83,389	91,067	174,456
Paul Joiner	65,943	112,701	178,644
_______________________________________
(1) The 2014 LTIP covered the three-year performance period from January 1, 2014 through December 31, 2016. Messrs. Bhasin, Madhavan and Pan participated in the 2014 LTIP from the dates that each officer joined us through December 31, 2016.
Components of All Other Compensation for 2016

Name	Bank Contributions to Vested Defined Contribution Plans
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	Perquisites ($)	Tax Gross ups ($)	Total All Other Compensation ($)

Sanjay Bhasin	15,900	23,497	—	—	39,397
Tom Lewis	15,900	4,397	—	—	20,297
Kalyan Madhavan	15,900	10,858	—	—	26,758
Jibo Pan	15,900	4,728	—	—	20,628
Paul Joiner	15,900	3,811	*	—	19,711
* Amount was less than $200.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth an estimate of the possible VPP awards that could have been earned by our named executive officers for 2016. The threshold amounts were computed based upon the assumption that we would only achieve the threshold objective for each of the six corporate operating goals that had a threshold objective and that we would accomplish the four corporate operating goals that had only a pass/fail objective (40 percent overall corporate goal achievement). The target amounts were computed based upon the assumption that we would achieve the target objective for each of our 11 corporate operating goals that had a target objective and that we would accomplish the four corporate operating goals that had only a pass/fail objective (82 percent overall corporate goal achievement). The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of our 11 corporate operating goals that had a stretch objective and that we would accomplish the four corporate operating goals that had only a pass/fail objective (100 percent overall corporate goal achievement). In addition, the threshold, target and maximum amounts presented in the table below were based upon the assumption that Mr. Bhasin would receive a perfect score on his performance appraisal. The threshold, target and maximum amounts were further based upon the assumption that each of our named executive officers other than Mr. Bhasin would receive at least a “Meets Expectations” performance rating. Given the number of variables involved in the calculation of our VPP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the VPP awards could have been less than the threshold amounts if we achieved one or some (but not all) of the threshold objectives relating to the six corporate operating goals that had such an objective and/or we failed to accomplish one or more of the four corporate operating goals that had only a pass/fail objective. In addition, achievement levels between threshold and target (as it related to six of the goals) and between target and maximum (as it related to 11 of the goals) are interpolated and, as a result, the ultimate VPP awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table. The 2016 VPP awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 96 through 116.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2016 VPP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	121,886	191,694	221,611
Tom Lewis	29,601	60,681	74,002
Kalyan Madhavan	47,211	96,783	118,028
Jibo Pan	36,351	74,519	90,877
Paul Joiner	28,746	58,929	71,864
On December 3, 2015, the Board of Directors, acting upon a recommendation from the Committee, approved our 2016 LTIP, subject to the Finance Agency's review. On January 21, 2016, the Finance Agency informed us that it did not object to the 2016 LTIP. The 2016 LTIP was retroactively effective as of January 1, 2016.
The 2016 LTIP provides cash-based award opportunities for all of our executive officers (including our named executive officers) based on the achievement of performance goals for the period from January 1, 2016 through December 31, 2018 (the "2016-2018 Performance Period"). The performance goals under the 2016 LTIP were established by the Board of Directors and are based upon factors that relate to our safety and soundness (hereinafter referred to as the "safety and soundness goals"). Prior to the modifications discussed in the next paragraph, the 2016 LTIP also provided additional incentives that were tied to several growth objectives.
By way of a resolution that was approved on December 8, 2016, the Board of Directors, acting upon a recommendation from the Committee, revised the terms of the 2016 LTIP to: (1) increase the incentive opportunities associated with the plan's safety and soundness goals; (2) eliminate the factoring that would have been performed based on the maximum incentive award percentage (for example, using 30 percent of salary for threshold, 50 percent of salary for target and 65 percent of salary for maximum rather than multiplying the then maximum award percentage by 60 percent, 80 percent and 100 percent to arrive at these achievement levels); and (3) eliminate the additional incentives associated with the plan's growth objectives. These changes were made to align the provisions of the 2016 LTIP with the new executive incentive plan structure that was put in place beginning in 2017, which structure will be phased in from 2017 to 2020 as existing incentive plans conclude (i.e., the 2015 LTIP, the 2016 LTIP and the long-term portion of the 2017 EIP).
Beginning in 2018, the threshold, target and maximum annual incentive awards that can be earned by our President and Chief Executive Officer will be 50 percent, 75 percent and 95 percent of his base salary, respectively. For all of our other executive officers, the threshold, target and maximum annual incentive awards that they can earn will be equal to 30 percent, 50 percent and 65 percent of their base salary, respectively. In the absence of these changes, our President and Chief Executive Officer's threshold, target and maximum incentive awards in 2018 would have been 36 percent, 48 percent and 60 percent of salary, respectively, before the additional incentives discussed below. For our other executive officers, the threshold, target and maximum incentive awards in 2018 would have been 26.25 percent, 35 percent and 43.75 percent of salary, respectively, before the additional incentives discussed below. As was the case prior to the modifications, 50 percent of our executive officers' 2018 incentive compensation will be derived from the 2016 LTIP. By way of example, for our executive officers other than our President and Chief Executive Officer, the 2016 LTIP payouts can be 15 percent (30 percent x 50 percent), 25 percent (50 percent x 50 percent) or 32.5 percent (65 percent x 50 percent) of salary at the threshold, target and maximum levels. Prior to the modifications, all of our executive officers would have had the opportunity in 2018 to earn additional incentives of up to 15 percent of their salary based on the achievement of certain growth objectives, provided our overall goal achievement relating to the 2016 LTIP's safety and soundness goals was at least 60 percent.
Each of the five safety and soundness goals under the 2016 LTIP has been assigned a percentage weight of 20 percent together with a threshold, target and stretch achievement level. For the Bank's President and Chief Executive Officer, the incentive factor can be 0 percent (if the threshold objective is not met), 50 percent (if results are equal to the threshold objective), 75 percent (if results are equal to the target objective) or 95 percent (if results are equal to or greater than the stretch objective). For our other executive officers, the incentive factor can be 0 percent (if the threshold objective is not met), 30 percent (if results are equal to the threshold objective), 50 percent (if results are equal to the target objective) or 65 percent (if results are equal to or greater than the stretch objective). LTIP achievement levels between threshold and target and between target and stretch for each safety and soundness goal will be interpolated in a manner as determined by the Committee. The results for each safety and soundness goal will be multiplied by 20 percent to determine its contribution to the overall 2016 LTIP goal achievement. For example, if the target objective is achieved for one of the goals, then the contribution of that goal to the President and Chief Executive Officer's overall LTIP goal percentage would be 15 percent (20 percent x 75 percent). For the other named executive officers, the contribution of that same goal to their overall LTIP goal percentage would be 10 percent (20 percent x 50 percent). The percentages derived from this calculation for each performance goal will be added together to derive each executive's overall goal percentage for the 2016 LTIP, which percentage will then be multiplied by the executive's average base salary for the 2016-2018 Performance Period. The result of this calculation will then be multiplied by 50 percent to determine the executive's final 2016 LTIP award. It is our expectation that the other 50 percent of each executive officer's 2018 incentive opportunity will be derived from his participation in a 2018 Executive Incentive Plan similar to the 2017 EIP. Awards become vested under the 2016 LTIP only if the performance goals for the 2016-2018 Performance Period have been met and the awards have received final approval by the Board of Directors following the end of the three-year performance period. Awards under the 2016 LTIP are payable no later than March 15, 2019 provided the Finance Agency has no objections.
If an executive officer’s employment is terminated for any reason during the 2016-2018 Performance Period, his or her unvested 2016 LTIP awards will generally be forfeited.
Among other reasons, the Board of Directors may exercise its discretion to reduce the amount of the 2016 LTIP awards for one or more of our executive officers if during the 2016-2018 Performance Period: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive award amounts; (ii) in 2016, the submission of information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was not provided in a timely manner; (iii) we fail to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management’s attention; or (iv) an executive officer is determined by the Board of Directors to have committed a violation of our Code of Conduct and Ethics for Employees or similar policy that is sufficiently significant to warrant a reduction or forfeiture of the executive's award. Further, the Board of Directors may remove an executive officer from the 2016 LTIP at any time in its sole discretion.
The following table sets forth an estimate of the possible 2016 LTIP awards that can be earned by our named executive officers. The threshold amounts were computed based upon the assumption that we will achieve the threshold objective for each of our five 2016 LTIP goals (50 percent and 30 percent overall LTIP goal achievement for our President and Chief Executive Officer and all other named executive officers, respectively). The target amounts were computed based upon the assumption that we will achieve the target objective for each of our five 2016 LTIP goals (75 percent and 50 percent overall LTIP goal achievement for our President and Chief Executive Officer and all other named executive officers, respectively). The maximum amounts were computed based upon the assumption that we will achieve the stretch objective for each of our five 2016 LTIP goals (95 percent and 65 percent overall LTIP goal achievement for our President and Chief Executive Officer and all other named executive officers, respectively). For purposes of estimating the possible payouts under the 2016 LTIP, the average base salaries were computed based upon the assumption that the named executive officers' base salaries presented in the table on page 110 would remain unchanged in 2018. As a result, the estimated possible 2016 LTIP payments for the named executive officers could increase depending upon the actions, if any, that are taken in December 2017 with respect to the named executive officers' base salaries for 2018. The ultimate 2016 LTIP payouts (other than the maximum payouts) could vary significantly from the amounts presented in the table given the number of variables involved in the calculation of the final payouts. For instance, the 2016 LTIP payouts could be substantially less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the five 2016 LTIP goals. Similarly, because achievement levels between threshold and target and between target and maximum are interpolated, the ultimate 2016 LTIP payouts could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2016 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	175,552	263,328	333,549
Tom Lewis	51,759	86,265	112,144
Kalyan Madhavan	70,101	116,836	151,886
Jibo Pan	53,975	89,959	116,946
Paul Joiner	50,264	83,773	108,905

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

Lewis and Joiner were hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2016. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	12.1	541,000	—
Tom Lewis	Pentegra DB Plan	13.9	979,000	—
Kalyan Madhavan	Pentegra DB Plan	11.2	544,000	—
Jibo Pan	Pentegra DB Plan	13.8	529,000	—
Paul Joiner	Pentegra DB Plan	30.0	2,732,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:

•
Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2016 commence at age 62 for Messrs. Bhasin, Lewis, Madhavan and Pan and are discounted to December 31, 2016);

•	Mr. Joiner's accumulated benefit is not discounted as he was eligible to receive an unreduced benefit as of December 31, 2016;

•
Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 4.14 percent. The lump sum benefit is calculated using a discount rate of either 4.14 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);

•
The annuity benefit is valued using the RP-2014 white collar worker annuitant table with mortality improvement scale MP-2016 and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2016; and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2016, this amount was $210,000 at age 65). The annual pension benefit limit is less than $210,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2016, this amount was $265,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2017, the Internal Revenue Service increased the maximum compensation limit to $270,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $215,000 for 2017.

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

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2016 Internal Revenue Code limitation of $265,000 per year. In 2016, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2016, Messrs. Bhasin, Lewis, Madhavan, Pan and Joiner had accumulated 2.6, 13.5, 2.3, 2.3 and 10.1 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis and Mr. Joiner, the remainder of their service (0.4 and 19.9 years, respectively) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2016, all of the named executive officers that participate in the Pentegra DB Plan were fully vested in their accrued pension benefits.
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
As of December 31, 2016, Mr. Joiner was eligible to retire with full benefits. Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2016, Mr. Lewis was eligible for early retirement with reduced benefits. Because he has not met the Rule of 70, the early retirement reduction factor applicable to Mr. Lewis as of that date would have been approximately 18 percent as it relates to the benefits he had earned prior to July 1, 2015 and approximately 35 percent as it relates to the benefits he had earned on and after July 1, 2015. Given their ages and hire dates, Messrs. Bhasin, Madhavan and Pan are not yet eligible for early retirement.

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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2016 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”) for Messrs. Lewis and Joiner. Messrs. Bhasin, Madhavan and Pan do not participate in the SERP. As discussed more fully in the Compensation Discussion and Analysis on page 108, we do not intend in the foreseeable future to add any new participants to the SERP, nor do we intend to make any additional SERP contributions on behalf of Mr. Lewis or Mr. Joiner. The term "NQDC Plan" refers to our 2017 Deferred Compensation Plan, our Consolidated Deferred Compensation Plan and any predecessor plans. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	60,448	23,497	11,476	—	179,231

Tom Lewis
NQDC Plan	3,600	4,397	323	(17,315)	20,667
SERP — Group 1	—	—	26,374	—	315,767
SERP — Group 2	—	—	700	—	10,857
	3,600	4,397	27,397	(17,315)	347,291

Kalyan Madhavan
NQDC Plan	96,313	10,858	15,866	—	175,825

Jibo Pan
NQDC Plan	25,000	4,728	1,465		31,193

Paul Joiner
NQDC Plan	99,352	3,811	15,238	—	257,345
SERP — Group 1	—	—	38,941	—	466,217
	99,352	3,811	54,179	—	723,562
_______________________________________

(1)	All amounts in this column are included in the “Salary” column for 2016 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2016 in the Summary Compensation Table.

(3)
The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2016 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2016 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table on page 117; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2006 through 2013 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented on page 117) had been required; and (3) earnings (losses) accumulated through December 31, 2016 (2016 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because Mr. Lewis and Mr. Joiner have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

	Amounts Reported in Summary Compensation Table			Reported/Reportable Compensation Related to Years Prior to 2014 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2016 ($)	2015 ($)	2014 ($)			Total ($)
Sanjay Bhasin	83,945	60,244	23,313	—	11,729	179,231
Tom Lewis	7,997	5,846	24,876	217,761	90,811	347,291
Kalyan Madhavan	107,171	53,460	—	—	15,194	175,825
Jibo Pan	29,728	—	—	—	1,465	31,193
Paul Joiner	103,163	73,028	5,202	322,610	219,559	723,562
NQDC Plan
Through 2015, our named executive officers and other highly compensated employees could elect under our NQDC Plan to defer receipt of all or part of their VPP award and all or part of their base salary. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable. In 2015 and prior years, we did not permit the deferral of LTIP awards. In 2016, we froze our Consolidated Deferred Compensation Plan and established the 2017 Deferred Compensation Plan for deferrals made on and after January 1, 2017. Deferred compensation that was earned in 2016 (whether it was paid in 2016 or, in the case of the 2016 VPP, early 2017) is governed by the Consolidated Deferred Compensation Plan while compensation earned in 2017 and later years (to the extent it is deferred) is governed by the 2017 Deferred Compensation Plan. Among other things, the 2017 Deferred Compensation Plan expanded the deferral sources to include any non-equity incentive plan compensation, including but not limited to LTIP awards. By way of example, a named executive officer could have elected in December 2016 to defer all or part of his 2017 Current Award, his 2017 Make-Whole Award and/or his 2015 LTIP award, all of which are payable in early 2018. In addition, that same executive officer could have elected to defer all or part of his 2017 base salary.
Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under the Pentegra Defined Contribution Plan for Financial Institutions (for 2016, the maximum compensation limit for this plan was $265,000). We do not provide any matching on employees' incentive compensation awards that are contributed to the NQDC Plan. Base salary and incentive compensation deferred under our NQDC Plan are not included in eligible compensation for purposes of our defined benefit pension plan (the Pentegra DB Plan). All of our participating employees, including our named executive officers, are fully vested in their NQDC Plan account balance at all times, including our matching contributions.
Participating executives direct the investment of their NQDC Plan account balances in an array of externally managed mutual funds that are approved from time to time by our Investment and Administrative Committee, which is comprised of several of our senior officers. Participants can choose from among several different investment options, including domestic and international equity funds, bond funds, money market funds and advisor managed portfolios. The mutual funds offered through the NQDC Plan (and our other non-qualified plans) employ investment strategies that are similar (although not identical) to those used in the funds that are available to participants in our tax-qualified 401(k) plan, which is managed by a different third-party sponsor. Participants can change their investment selections prospectively by contacting the trust administrator. There are no limitations on the frequency and manner in which participants can change their investment selections.
When participants elect to defer amounts into our NQDC Plan, they also specify when the amounts will ultimately be distributed to them. Under our Consolidated Deferred Compensation Plan, distributions could either be made in a specific year, whether or not the participant's employment has then ended, or at a time that begins at or after the participant’s retirement or separation. Participants could elect to receive either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years.
Under the 2017 Deferred Compensation Plan, participants can have up to five scheduled in-service accounts and one retirement account. Distributions may either be made in a specific year (or years in the case of installments) or upon retirement, which for this purpose is defined as a separation of service on or after the participant has attained age 55. For scheduled distribution accounts, participants can elect to receive either a lump sum distribution or equal annual installments over a period of up to 4 years (in January of the year designated by the participant and, if installments are elected, in each succeeding January). For retirement accounts, participants can elect to receive either a lump sum distribution or equal annual installments over a period of up to 15 years (in January of the year following the year in which the retirement occurs and, if installments are elected, in each succeeding January). In the event of a participant’s termination of service (other than a termination of service that qualifies as a retirement), the vested balances of his or her retirement account and any scheduled distribution accounts that have not yet commenced distribution will be paid in a lump sum in the month following the month in which the termination of service occurs. In the event of a participant’s termination of service that qualifies as a retirement, the vested balances of his or her scheduled distribution accounts that have not yet commenced distribution will be paid in a lump sum distribution in January of the year following the year in which the retirement occurs unless the participant has made an alternative election on a timely basis to receive equal annual installments over a period of up to 15 years. In the event of a participant’s termination of service for any reason (other than death) after one or more scheduled distribution accounts has commenced installment payments, such installment payments will continue as if the termination of service had not occurred. In the event of a participant’s death, all vested balances then remaining in any retirement or scheduled distribution accounts will be paid to the participant’s beneficiary in a lump sum in the month following the month in which the death occurs.
Once selected, participants’ distribution schedules cannot be accelerated under our NQDC Plan. For deferrals made on or after January 1, 2005, a participant may postpone a distribution from the NQDC Plan to a future date that is later than the date originally specified on the deferral election form if the following two conditions are met: (1) the participant must make the election to postpone the distribution at least one year prior to the date the distribution was originally scheduled to occur and (2) the future date must be at least five years later than the originally scheduled distribution date. Participants may not postpone deferrals made prior to January 1, 2005 without the approval of our Investment and Administrative Committee.
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
Group 1
Messrs. Lewis and Joiner participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group 1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. If, prior to becoming vested, the officer terminates employment for any reason other than death or disability, or he is removed from Group 1, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Messrs. Lewis and Joiner are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Lewis and Mr. Joiner is based solely on the contributions that were made by us on their behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to either participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of either participant. Based upon his age (64) and years of service with us as of December 31, 2016, Mr. Joiner is fully vested in his Group 1 benefits. Mr. Lewis is not vested in his Group 1 benefits as the sum of his age and years of service with us was approximately 67.8 as of December 31, 2016. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. Mr. Joiner has elected to receive his Group 1 benefits in annual installments over 10 years. Upon his retirement or termination, Mr. Joiner's Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with his investment selections. Mr. Lewis has elected to receive his Group 1 benefits in a lump sum distribution. If Mr. Lewis dies before reaching age 62, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin that provides for certain termination benefits in specified circumstances. As of December 31, 2016 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan, Pan and Joiner. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than certain executive officers with whom we have entered into employment agreements, including Mr. Bhasin. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated due to economic conditions, functional reorganization, budgetary constraints or other business conditions (a "RIF Policy Triggering Event"). Accordingly, at December 31, 2016, Messrs. Lewis, Madhavan, Pan and Joiner would have been entitled to termination benefits under our RIF Policy if a RIF Policy Triggering Event had occurred on that date.
In addition, under the terms of our 2014 LTIP agreement, if a named executive officer’s employment with us had been terminated on December 31, 2016 due to certain specified events, the LTIP award relating to that plan's three-year performance period would have been, to the extent the performance goals were satisfied, treated as earned and vested on that date. If one of the specified events had occurred on a day other than the last day of 2016, the executive's 2014 LTIP award would have been treated as earned in a pro rata manner based upon the relative portion of the performance period prior to the specified event. By their terms, the 2015 and 2016 LTIPs do not provide for pro rata vesting or accelerated vesting under any circumstances. The potential payments upon termination under Mr. Bhasin's employment agreement and our RIF Policy (as applied to our named executive officers other than Mr. Bhasin) are discussed in the following sections.
Employment Agreement with Mr. Bhasin
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin. This employment agreement provides that we will employ Mr. Bhasin for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by Mr. Bhasin with good reason (as discussed below). On each yearly anniversary, the employment agreement automatically renews for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or Mr. Bhasin may give a notice of non-renewal, in which case Mr. Bhasin's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay Mr. Bhasin in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to him for such 30-day period, in which case the termination of Mr. Bhasin would become effective immediately upon the date of such payment. On March 24, 2017, Mr. Bhasin's employment agreement was automatically extended through March 23, 2018.
For purposes of the employment agreement, cause for termination shall mean a finding by us that: (i) Mr. Bhasin has failed to perform his assigned duties for us after written notice of the failure and an opportunity to cure within 10 days of receipt of the notice (provided we determine that the failure is curable); (ii) Mr. Bhasin has failed or refused to comply in any material respect with our policies, procedures, practices, standards or other written directives; (iii) Mr. Bhasin has engaged in dishonesty, misconduct, gross negligence or falsification of records involving us; (iv) Mr. Bhasin has committed an act which injures or could reasonably be expected to injure our reputation, business or business relationships; (v) Mr. Bhasin fails to devote all of his business time and attention exclusively to our business and affairs; (vi) Mr. Bhasin has been convicted of, or has entered a plea of guilty or nolo contendere to, any crime involving moral turpitude or any felony; (vii) Mr. Bhasin has engaged in conduct which causes him to be barred from employment with us by any law or regulation or by any order of, or agreement with, any regulatory authority; or (viii) Mr. Bhasin breaches his employment agreement.

For purposes of the employment agreement, good reason means the occurrence, without Mr. Bhasin's written consent, of any of the following events: (a) any material diminution in Mr. Bhasin's authority, duties or responsibilities with us; (b) a material reduction by us in Mr. Bhasin’s incentive compensation award range under the VPP or LTIP, except for an across-the-board reduction similarly affecting substantially all similarly-situated employees; (c) a material reduction in Mr. Bhasin’s base salary, except for across-the-board salary reductions similarly affecting substantially all similarly-situated employees; (d) a requirement by us that Mr. Bhasin perform his principal services more than 100 miles from his place of primary employment on March 24, 2015 or such other location at which he has later agreed to provide such services; (e) a material breach by us of any material provision of the employment agreement; or (f) we, or substantially all of our assets, are effectively acquired by another FHLBank through merger or other form of acquisition and the surviving bank’s Board of Directors or President makes a material diminution in Mr. Bhasin’s authority, duties or responsibilities.
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
Under the terms of Mr. Bhasin's employment agreement, in the event that his employment with us is terminated either by him for good reason or by us other than for cause, or in the event that we give notice of non-renewal while he is willing and able to continue employment on the same terms (each, a "Triggering Event"), Mr. Bhasin shall be entitled to receive the following severance benefits in addition to those payable under any applicable incentive and benefit programs in effect at the time of termination and in accordance with their terms:
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
If Mr. Bhasin's employment with us is terminated for any reason other than a Triggering Event, he will be entitled only to his base salary through the last day of his actual employment with us unless his termination is due to a death or disability in which case he (or his estate) will also be entitled to receive his base salary for an additional 30-day period.
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
Table 1 sets forth the amounts that would have been payable to Mr. Bhasin as of December 31, 2016 if a Triggering Event had occurred on that date.
TABLE 1

Name	Accrued/Unused Vacation as of 12/31/16 ($)	Undiscounted Value of Base Salary Continuation ($)	2016 VPP Award ($)	2014 LTIP Award ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit ($)
Sanjay Bhasin	63,137	656,625	205,628	239,123	23,175	1,187,688

If our employment of Mr. Bhasin had been terminated on December 31, 2016 due to his death or disability, he (or his beneficiary in the case of his death) would have been entitled to receive an amount totaling $562,607, comprised of the following: (i) his accrued/unused vacation ($63,137); (ii) his base salary for one month ($54,719); (iii) his 2016 VPP award ($205,628); and (iv) his 2014 LTIP award ($239,123). While not required by the terms of the 2016 VPP, an assumption was made that the payment of Mr. Bhasin's 2016 VPP award would have been approved by our Board of Directors in the event of his death or disability.
Termination Benefits for Messrs. Lewis, Madhavan, Pan and Joiner Under our RIF Policy
As of December 31, 2016, no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan, Pan or Joiner. However, as discussed above, these executive officers would have been entitled to benefits under our RIF Policy as of December 31, 2016 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any senior officer under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation. If an employee is involuntarily terminated due to a reduction in force, disability, or death, he or she is not eligible to receive a prorated portion of their VPP award, unless specifically approved in advance by our President and Chief Executive Officer. However, if the same employee is involuntarily terminated during the first two months of a calendar year and prior to the payout of the previous year's VPP award, the employee is eligible to receive the VPP award for the prior year assuming all of the other eligibility requirements are met.
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
As of December 31, 2016, Messrs. Lewis, Pan and Joiner would have been entitled under our RIF Policy to severance pay and benefits continuation for one year while Mr. Madhavan would have been entitled to severance pay and benefits continuation for 11.7 months. Table 2 sets forth the amounts that would have been payable to these executive officers as of December 31, 2016 if a RIF Policy Triggering Event had occurred on that date. The amounts presented in Table 2 assume that the RIF Policy Triggering Event occurred at the end of the day on December 31, 2016 and therefore these executives were "actively employed" on that date for purposes of fulfilling the vesting requirements under the 2014 LTIP. Further, the amounts presented in Table 2 assume that the payments of these executives' 2016 VPP awards would have been approved by Mr. Bhasin.

TABLE 2

Name	Accrued/Unused Vacation as of 12/31/16 ($)	Undiscounted Value of Base Salary Continuation ($)	2016 VPP Award ($)	2014 LTIP Award ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	SERP ($) (1)	Total Termination Benefit ($)
Tom Lewis	32,528	338,293	67,904	114,716	23,175	32,528	15,900	10,857	635,901
Kalyan Madhavan	14,353	435,342	108,303	121,257	24,682	34,347	15,900	—	754,184
Jibo Pan	26,617	343,791	83,389	91,067	24,682	33,057	15,900	—	618,503
Paul Joiner	29,902	328,523	65,943	112,701	13,513	31,589	15,900	466,217	1,064,288
______________________________________________________________________________________
(1) Amounts reflect the vested balances in Mr. Lewis' Group 2 SERP account and Mr. Joiner's Group 1 SERP account. Mr. Lewis' Group 2 SERP account would have been payable as a lump sum while Mr. Joiner's Group 1 SERP account would have been payable in 10 annual installment payments. Mr. Lewis' Group 1 SERP account would have been forfeited if his employment had been terminated on December 31, 2016 pursuant to a RIF Policy Triggering Event.

Messrs. Lewis, Madhavan, Pan and Joiner would have been required to execute non-disparagement/confidentiality agreements in order to receive the termination benefits described above, excluding the accrued/unused vacation, 2014 LTIP awards and SERP benefits, if applicable. These executive officers would not have been required to execute any non-compete or non-solicitation agreements in order to receive the termination benefits.
If our employment of Messrs. Lewis, Madhavan, Pan or Joiner had been terminated on December 31, 2016 due to the executive's death, disability, retirement (provided the officer was age 55 or older with at least 10 years of service at the time of his retirement) or special circumstances as approved by our Board of Directors (which may have included, but was not limited to, a significant change in the executive’s job responsibilities other than for cause), the 2014 LTIP award would have been, to the extent the performance goals were satisfied, treated as earned and vested on December 31, 2016 and would have been payable to the executive (or his beneficiary in the event of the executive’s death) no later than March 15, 2017. As of December 31, 2016, only Mr. Joiner satisfied the eligibility requirements to receive a 2014 LTIP award in connection with a planned, voluntary retirement. For the amounts that would have been payable to Messrs. Lewis, Madhavan, Pan and Joiner in early 2017 (under the 2014 LTIP) if such executive’s employment with us had been terminated on December 31, 2016 due to his death, disability, retirement (in the case of Mr. Joiner only) or special circumstances as approved by our Board of Directors, please refer to the column entitled “2014 LTIP Award” in Table 2 above.
If on December 31, 2016: (1) we had merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity had merged or consolidated into us; (2) we had sold or transferred all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we had liquidated or dissolved (each, a “Significant Transaction”), then the 2014 LTIP award would have been treated as earned and vested (and would have been payable) on that date. In the case of a Significant Transaction, 2014 LTIP-related payments were not conditioned upon a termination of the executive’s employment with us. For the amounts that would have been payable to Messrs. Lewis, Madhavan, Pan and Joiner under the 2014 LTIP as of December 31, 2016 if a Significant Transaction had occurred on that date, please refer to the column entitled “2014 LTIP Award” in Table 2 above.
Other
In the event of the death or disability of any of our executive officers, we have no obligation to provide any life insurance or disability benefits beyond those that are provided for in our group life and disability insurance programs that are available generally to all salaried employees and that do not discriminate in scope, terms or operation in favor of our executive officers, with the following exception. Under our short-term disability plan, officers (including but not limited to our executive officers) are entitled to receive an income benefit equal to 100 percent of their base salary for up to 6 months. For non-officers, the plan provides an income benefit equal to 50 percent of their base salary for up to 6 months. In each case, the employee must first use up all of his or her accrued and unused vacation and flex leave. Except as previously noted with regard to our SERP, our qualified and nonqualified retirement plans do not provide for any enhancements or accelerated vesting in connection with a termination, including a termination resulting from any of the events described above or the death or disability of a named executive officer. Following a termination for any reason, the balance of a named executive officer’s NQDC Plan account would be distributed pursuant to the instructions in his deferral election forms or as prescribed by the 2017 Deferred Compensation Plan, as applicable, and he would be entitled to cash out any accrued and unused vacation. Other than the benefits described above in connection with each covered circumstance and ordinary retirement benefits subject to applicable requirements for those benefits (such as eligibility), we do not provide any post-employment benefits or perquisites to any employees, including our named executive officers.
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our executive officers. For a discussion of our retirement benefits program, see pages F-45 through F-48 of this Annual Report on Form 10-K.
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
The Golden Parachute Regulation was effective February 27, 2014. Accordingly, payments that might otherwise be payable to Mr. Bhasin under his employment agreement or our other named executive officers under our RIF Policy could be reduced if the event giving rise to such payments were to occur at a time at which we were (or it was contemplated that we could become) insolvent, in a troubled condition or the subject of a conservatorship or receivership.
On January 28, 2014, the Finance Agency also published a final rule relating broadly to executive compensation (the "Executive Compensation Regulation"). Under the Executive Compensation Regulation, which became effective on February 27, 2014, the Director has the authority to prohibit us from providing compensation (including termination benefits) to any named executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. In determining whether compensation to a named executive officer is not reasonable and comparable, the Director may take into consideration any factors the Director considers relevant, including any wrongdoing on the part of the executive, such as any fraudulent act or omission, breach of trust or fiduciary duty, violation of law, rule, regulation, order or written agreement, and insider abuse. The Executive Compensation Regulation provides that we must provide at least 30 days' advance written notice prior to making any payments to a named executive officer in connection with a change in control or a termination of the executive's employment with us. Accordingly, it is possible that payments that might otherwise be payable to our named executive officers could be reduced even if the event that triggers those payments were to occur at a time when we were not insolvent, in a troubled condition or the subject of a conservatorship or receivership.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he determines are not reasonable. For 2016, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number and type of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2016 (subject to a maximum of six meetings). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in in-person or special telephonic meetings of the Audit Committee, $500 for his or her participation in in-person or special telephonic meetings of other Board committees, and $500 for his or her participation in any special telephonic meetings of the Board of Directors.

	Annual Compensation Limit for 2016	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$97,500	$16,750
Vice Chairman of the Board	92,500	15,500
Chairman of the Audit Committee	87,500	14,750
Chairman of the Risk Management Committee	87,500	14,750
Chairman of the Strategic Planning, Operations and Technology Committee	87,500	14,750
Chairmen of all other Board Committees	80,500	13,500
All other Directors	72,500	12,250
The following table sets forth the actual compensation earned by our directors in 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph F. Quinlan, Jr., Chairman in 2016	97,500	—	—	—	—	*	97,500
Robert M. Rigby, Vice Chairman in 2016	92,500	—	—	—	—	*	92,500
Dianne W. Bolen	72,500	—	—	—	—	*	72,500
Patricia P. Brister	80,500	—	—	—	—	*	80,500
Tim H. Carter	72,500	—	—	—	—	*	72,500
Mary E. Ceverha	72,500	—	—	—	—	*	72,500
Albert C. Christman	87,500	—	—	—	—	*	87,500
C. Kent Conine	80,500	—	—	—	—	*	80,500
James D. Goudge	72,500	—	—	—	—	*	72,500
W. Wesley Hoskins	72,500	—	—	—	—	*	72,500
Michael C. Hutsell	72,500	—	—	—	—	*	72,500
A. Fred Miller, Jr.	72,500	—	—	—	—	*	72,500
Sally I. Nelson	72,500	—	—	—	—	*	72,500
John P. Salazar	80,500	—	—	—	—	*	80,500
Margo S. Scholin	87,500	—	—	—	—	*	87,500
Ron G. Wiser	87,500	—	—	—	—	*	87,500
_______________________________________

*
Our directors did not receive any other form of compensation in 2016 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $1,750 or zero.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive distributions under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Similarly, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $1,842,000 at December 31, 2016.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2016, all but three of the directors presented in the table used these benefits to some extent at a total cost to us of $10,470. As no individual director was reimbursed more than $1,749 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2016, our directors’ Bank-related travel expenses totaled $191,039, not including the spousal travel and meal reimbursements described above.
For 2017, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2017 (subject to a maximum of five out of the six meetings to be held). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2017	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$125,000	$25,000
Vice Chairman of the Board	110,000	22,000
Chairman of the Audit Committee	110,000	22,000
Chairmen of all other Board Committees	105,000	21,000
All other Directors	95,000	19,000

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2016 was, prior to or during 2016, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As of March 17, 2017, there were 20,838,015 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to each shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of March 17, 2017. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank's Outstanding Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
Comerica Bank 1717 Main Street, Dallas, TX 75201	1,218,000	5.85%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 17 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of March 17, 2017, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Tim H. Carter	610,843	2.93%
First Security Bank 314 North Spring, Searcy, AR 72143	Michael C. Hutsell	141,685	*
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	115,562	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	14,415	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Joseph F. Quinlan, Jr./Albert C. Christman	13,990	*
Bank of Anguilla 130 Holland Street, Anguilla, MS 38721	A. Fred Miller, Jr.	9,977	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	8,750	*
Liberty Bank 860 W. Airport Freeway, Suite 100, Hurst, TX 76054	Robert M. Rigby	3,736	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	2,707	*

All Directors’ Financial Institutions as a group		921,665	4.42%
_______________________________________

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can only be held by our members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by our former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that either are determined by competitive bidding in the case of auctions for our advances and deposits or are established by us, including pricing and collateralization terms, under our Member Products and Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 9 of our 17 directors are officers and/or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than five percent of our capital stock, if any, on terms that are no more favorable to them than comparable transactions with our other similarly situated members.
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
Since January 1, 2016, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2016, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2016.
As of December 31, 2016 and 2015, advances outstanding to Directors’ Financial Institutions aggregated $1.708 billion and $1.408 billion, respectively, representing 5.3 percent and 5.7 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 17 directors. Eight of our directors were elected by our member institutions to represent the five states in our district (“member directors”) while eight of our directors were elected by a plurality of our members at-large (“independent directors”). In addition, one member director was appointed by our Board of Directors to fulfill the unexpired term of a former member director representing the state of Texas. All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included in Item 10 — Directors, Executive Officers and Corporate Governance.
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
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Cheryl D. Alston, Dianne W. Bolen, Patricia P. Brister, Mary E. Ceverha, C. Kent Conine, Sally I. Nelson, John P. Salazar and Margo S. Scholin.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2016 and 2015 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2016	2015
Audit fees	$760	$818
Audit-related fees	8	8
Tax fees	—	—
All other fees	—	—
Total fees	$768	$826

In 2016 and 2015, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2016 and 2015, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 (previously 12) FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2016 and 2015, the Bank was assessed $30,000 and $26,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2016 and 2015 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth on pages F-1 through F-59 of this Annual Report on Form 10-K.
(b) Exhibits

3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 22, 2016).*

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

10.12	2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017, as adopted by the Bank’s Board of Directors on July 21, 2016.

10.13
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25, 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).*

10.14
Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into effective January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.

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

10.19	Form of 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed on August 12, 2015).*

10.20
Form of 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 21, 2016 and filed with the SEC on February 29, 2016, which exhibit is incorporated herein by reference).*

10.21
Amendment to Registrant's Incentive Plans, effective as of August 3, 2016 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 3, 2016 and filed with the SEC on August 9, 2016, which exhibit is incorporated herein by reference).*

10.22	2017 Omnibus Incentive Plan.

10.23
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

10.25
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for Financial Professionals.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2016 and 2015, (ii) Statements of Income for the Years Ended December 31, 2016, 2015 and 2014, (iii) Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014, (iv) Statements of Capital for the Years Ended December 31, 2016, 2015 and 2014, (v) Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2016.

*    Commission File No. 000-51405

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 24, 2017	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2017.

/s/ Sanjay Bhasin
Sanjay Bhasin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Tom Lewis
Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph F. Quinlan, Jr.
Joseph F. Quinlan, Jr.
Chairman of the Board of Directors

/s/ Robert M. Rigby
Robert M. Rigby
Vice Chairman of the Board of Directors

Cheryl D. Alston
Director

/s/ Dianne W. Bolen
Dianne W. Bolen
Director

/s/ Patricia P. Brister
Patricia P. Brister
Director

/s/ Tim H. Carter
Tim H. Carter
Director

/s/ Mary E. Ceverha
Mary E. Ceverha
Director

/s/ Albert C. Christman
Albert C. Christman
Director

S-1

/s/ C. Kent Conine
C. Kent Conine
Director

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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of Dallas:
In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Dallas (the “Bank”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 24, 2017

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$27,696	$837,202
Interest-bearing deposits	255	260
Securities purchased under agreements to resell (Note 12)	3,100,000	1,000,000
Federal funds sold (Notes 18 and 19)	6,242,000	2,171,000
Trading securities (Note 3)	111,638	211,056
Available-for-sale securities (Notes 4, 12 and 17) ($613,351 and $300,184 pledged at December 31, 2016 and 2015, respectively, which could be rehypothecated)	13,175,933	9,713,191
Held-to-maturity securities (a) (Note 5)	2,499,595	3,228,011
Advances (Notes 6, 8 and 18)	32,506,175	24,746,802
Mortgage loans held for portfolio, net of allowance for credit losses of $141 at both December 31, 2016 and 2015 (Notes 7, 8 and 18)	123,961	55,117
Loan to other FHLBank (Note 19)	290,000	—
Accrued interest receivable	87,977	69,676
Premises and equipment, net	17,972	18,520
Derivative assets (Notes 12 and 13)	15,637	23,080
Other assets	13,238	8,112
TOTAL ASSETS	$58,212,077	$42,082,027

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 18)
Interest-bearing	$1,040,139	$1,045,939
Non-interest bearing	19	19
Total deposits	1,040,158	1,045,958
Consolidated obligations (Note 10)
Discount notes	26,941,782	20,541,329
Bonds	26,997,487	18,024,692
Total consolidated obligations	53,939,269	38,566,021
Mandatorily redeemable capital stock (Note 14)	3,417	8,929
Accrued interest payable	43,274	38,972
Affordable Housing Program (Note 11)	22,871	22,710
Derivative liabilities (Notes 12 and 13)	14,343	6,964
Other liabilities (Note 4)	331,403	193,161
Total liabilities	55,394,735	39,882,715
Commitments and contingencies (Notes 11, 13, 15 and 17)
CAPITAL (Notes 14 and 18)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 6,904,110 and 6,324,540 at December 31, 2016 and 2015, respectively	690,411	632,454
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 12,397,371 and 9,076,781 at December 31, 2016 and 2015, respectively	1,239,737	907,678
Total Class B Capital Stock	1,930,148	1,540,132
Retained earnings
Unrestricted	745,104	699,213
Restricted	78,880	62,990
Total retained earnings	823,984	762,203
Accumulated other comprehensive income (loss) (Note 20)	63,210	(103,023)
Total capital	2,817,342	2,199,312
TOTAL LIABILITIES AND CAPITAL	$58,212,077	$42,082,027
_______________________________________

(a)	Fair values: $2,514,512 and $3,262,283 at December 31, 2016 and 2015, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
INTEREST INCOME
Advances	$213,112	$122,717	$122,199
Prepayment fees on advances, net	4,061	11,475	9,789
Interest-bearing deposits	3,126	767	642
Securities purchased under agreements to resell	6,251	2,301	630
Federal funds sold	23,666	7,498	2,913
Trading securities	2,911	1,140	454
Available-for-sale securities	135,462	42,147	22,225
Held-to-maturity securities	30,077	28,799	40,351
Mortgage loans held for portfolio	3,482	3,644	4,628
Total interest income	422,148	220,488	203,831

INTEREST EXPENSE
Consolidated obligations
Bonds	144,170	76,888	72,804
Discount notes	110,474	21,727	10,344
Deposits	2,440	263	79
Mandatorily redeemable capital stock	30	16	15
Other borrowings	4	5	6
Total interest expense	257,118	98,899	83,248

NET INTEREST INCOME	165,030	121,589	120,583

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(310)	(287)	(1,386)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	290	254	1,349
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(20)	(33)	(37)

Service fees	2,295	2,303	2,508
Net gains (losses) on trading securities	2,186	(1,792)	625
Net gains (losses) on derivatives and hedging activities	(8,826)	6,483	(423)
Realized gains on sales of held-to-maturity securities	940	14,514	—
Realized gains on sales of available-for-sale securities	5,104	3,922	—
Gains on early extinguishment of debt	—	—	962
Letter of credit fees	5,784	4,415	4,832
Other, net	361	(38)	(425)
Total other income	7,824	29,774	8,042

OTHER EXPENSE
Compensation and benefits	50,820	43,668	39,584
Other operating expenses	25,001	26,168	29,158
Finance Agency	2,890	2,415	2,298
Office of Finance	3,006	2,707	2,344
Discretionary grant programs	1,798	1,303	1,250
Derivative clearing fees	1,059	441	91
Total other expense	84,574	76,702	74,725

INCOME BEFORE ASSESSMENTS	88,280	74,661	53,900

Affordable Housing Program assessment	8,831	7,468	5,391

NET INCOME	$79,449	$67,193	$48,509
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014

NET INCOME	$79,449	$67,193	$48,509
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	145,969	(100,768)	23,280
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(5,104)	(3,922)	—
Unrealized gains (losses) on cash flow hedges	17,748	(1,424)	—
Reclassification adjustment for losses on cash flow hedges included in net income	3,479	577	—
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(302)	(254)	(1,349)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	12	—	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	4,509	6,227	7,200
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	20	8	2
Actuarial gain (loss)	8	222	(2)
Amortization of net actuarial gain included in net periodic benefit cost	(106)	(88)	(91)
Total other comprehensive income (loss)	166,233	(99,422)	29,040
TOTAL COMPREHENSIVE INCOME (LOSS)	$245,682	$(32,229)	$77,549

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)		Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2014	—	$—	—	$—	11,237	$1,123,675	$615,620	$39,850	$655,470	$(32,641)	$1,746,504
Proceeds from sale of capital stock	—	—	—	—	11,773	1,177,333	—	—	—	—	1,177,333
Repurchase/redemption of capital stock	—	—	—	—	(10,792)	(1,079,169)	—	—	—	—	(1,079,169)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	(31)	(3,130)	—	—	—	—	(3,130)
Comprehensive income
Net income	—	—	—	—	—	—	38,807	9,702	48,509	—	48,509
Other comprehensive income	—	—	—	—	—	—	—	—	—	29,040	29,040
Dividends on capital stock
Cash	—	—	—	—	—	—	(169)	—	(169)	—	(169)
Mandatorily redeemable capital stock	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Stock	—	—	—	—	40	4,029	(4,029)	—	(4,029)	—	—

BALANCE, DECEMBER 31, 2014	—	—	—	—	12,227	1,222,738	650,224	49,552	699,776	(3,601)	1,918,913
Issuance of Class B-1 and Class B-2 Stock	5,379	537,936	9,264	926,370	—	—	—	—	—	—	1,464,306
Retirement of Class B Stock	—	—	—	—	(14,643)	(1,464,306)	—	—	—	—	(1,464,306)
Net transfers of shares between Class B-1 and Class B-2 Stock	3,304	330,344	(3,304)	(330,344)	—	—	—	—	—	—	—
Proceeds from sale of capital stock	7	728	3,117	311,652	8,941	894,107	—	—	—	—	1,206,487
Repurchase/redemption of capital stock	(2,321)	(232,150)	—	—	(6,545)	(654,493)	—	—	—	—	(886,643)
Shares reclassified to mandatorily redeemable capital stock	(57)	(5,700)	—	—	(13)	(1,344)	—	—	—	—	(7,044)
Comprehensive income (loss)
Net income	—	—	—	—	—	—	53,755	13,438	67,193	—	67,193
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(99,422)	(99,422)
Dividends on capital stock
Cash	—	—	—	—	—	—	(164)	—	(164)	—	(164)
Mandatorily redeemable capital stock	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Stock	13	1,296	—	—	33	3,298	(4,594)	—	(4,594)	—	—

BALANCE, DECEMBER 31, 2015	6,325	632,454	9,077	907,678	—	—	699,213	62,990	762,203	(103,023)	2,199,312
Net transfers of shares between Class B-1 and Class B-2 Stock	7,956	795,559	(7,956)	(795,559)	—	—	—	—	—	—	—
Proceeds from sale of capital stock	49	4,955	11,276	1,127,618	—	—	—	—	—	—	1,132,573
Repurchase/redemption of capital stock	(7,571)	(757,083)	—	—	—	—	—	—	—	—	(757,083)
Shares reclassified to mandatorily redeemable capital stock	(29)	(2,863)	—	—	—	—	—	—	—	—	(2,863)
Comprehensive income
Net income	—	—	—	—	—	—	63,559	15,890	79,449	—	79,449
Other comprehensive income	—	—	—	—	—	—	—	—	—	166,233	166,233
Dividends on capital stock
Cash	—	—	—	—	—	—	(266)	—	(266)	—	(266)
Mandatorily redeemable capital stock	—	—	—	—	—	—	(13)	—	(13)	—	(13)
Stock	174	17,389	—	—	—	—	(17,389)	—	(17,389)	—	—
BALANCE, DECEMBER 31, 2016	6,904	$690,411	12,397	$1,239,737	—	$—	$745,104	$78,880	$823,984	$63,210	$2,817,342
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$79,449	$67,193	$48,509
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	77,651	93,416	79,024
Concessions on consolidated obligations	4,655	3,818	2,111
Premises, equipment and computer software costs	4,068	3,920	3,563
Non-cash interest on mandatorily redeemable capital stock	25	14	14
Net decrease (increase) in trading securities	(2,754)	1,640	(823)
Losses due to change in net fair value adjustment on derivative and hedging activities	54,122	51,448	92,002
Gains on early extinguishment of debt	—	—	(962)
Gains on sales of held-to-maturity securities	(940)	(14,514)	—
Gains on sales of available-for-sale securities	(5,104)	(3,922)	—
Credit component of other-than-temporary impairment losses on held-to-maturity securities	20	33	37
Net losses (gains) on disposition of premises, equipment and computer software	(2)	64	76
Increase in accrued interest receivable	(18,354)	(4,508)	(743)
Decrease (increase) in other assets	(4,593)	(1,652)	3,206
Increase (decrease) in Affordable Housing Program (AHP) liability	161	(3,288)	(5,866)
Increase (decrease) in accrued interest payable	4,305	(753)	(7,310)
Increase in other liabilities	5,458	1,708	1,158
Total adjustments	118,718	127,424	165,487
Net cash provided by operating activities	198,167	194,617	213,996

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits, including swap collateral pledged	211,171	115,587	185,321
Net increase in securities purchased under agreements to resell	(2,100,000)	(650,000)	(350,000)
Net decrease (increase) in federal funds sold	(4,071,000)	3,442,000	(4,145,000)
Net increase in loan to other FHLBank	(290,000)	—	—
Net decrease in short-term trading securities held for investment	102,215	195,666	599,854
Proceeds from maturities of available-for-sale securities	64,813	40,120	26,497
Purchases of available-for-sale securities	(6,270,127)	(4,355,315)	(986,971)
Proceeds from sales of available-for-sale securities	2,655,395	959,791	—
Proceeds from sales of held-to-maturity securities	157,647	821,323	—
Proceeds from maturities of long-term held-to-maturity securities	579,388	747,985	1,005,647
Purchases of long-term held-to-maturity securities	—	(110,000)	(453,459)
Principal collected on advances	575,329,003	720,391,854	444,676,288
Advances made	(583,151,639)	(726,246,510)	(447,675,939)
Principal collected on mortgage loans held for portfolio	13,737	16,364	19,542
Purchases of mortgage loans held for portfolio	(82,659)	—	—
Purchases of premises, equipment and computer software	(4,072)	(4,930)	(2,820)
Net cash used in investing activities	(16,856,128)	(4,636,065)	(7,101,040)

	For the Years Ended December 31,
	2016	2015	2014
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	87,230	249,910	(90,522)
Net payments on derivative contracts with financing elements	(84,601)	(146,123)	(191,320)
Net proceeds from issuance of consolidated obligations
Discount notes	351,967,556	674,400,185	399,156,245
Bonds	28,040,268	18,145,483	11,387,763
Debt issuance costs	(4,697)	(2,905)	(2,492)
Payments for maturing and retiring consolidated obligations
Discount notes	(345,583,432)	(672,993,302)	(386,010,247)
Bonds	(18,940,680)	(16,198,790)	(16,862,596)
Proceeds from issuance of capital stock	1,132,573	1,206,487	1,177,333
Proceeds from issuance of mandatorily redeemable capital stock	—	2	5
Payments for redemption of mandatorily redeemable capital stock	(8,413)	(3,198)	(1,160)
Payments for repurchase/redemption of capital stock	(757,083)	(886,643)	(1,079,169)
Cash dividends paid	(266)	(164)	(169)
Net cash provided by financing activities	15,848,455	3,770,942	7,483,671

Net increase (decrease) in cash and cash equivalents	(809,506)	(670,506)	596,627
Cash and cash equivalents at beginning of the year	837,202	1,507,708	911,081
Cash and cash equivalents at end of the year	$27,696	$837,202	$1,507,708

Supplemental disclosures
Interest paid	$235,718	$102,415	$115,042
AHP payments, net	$8,670	$10,756	$11,257
Stock dividends issued	$17,389	$4,594	$4,029
Dividends paid through issuance of mandatorily redeemable capital stock	$13	$8	$5
Capital stock reclassified to mandatorily redeemable capital stock, net	$2,863	$7,044	$3,130

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
The Office of Finance facilitates the issuance and servicing of the FHLBanks’ debt instruments (known as consolidated obligations). As provided by the FHLB Act and Finance Agency regulation, the FHLBanks’ consolidated obligations are backed only by the financial resources of all 11 FHLBanks. Consolidated obligations are the joint and several obligations of all the FHLBanks and are the FHLBanks’ primary source of funds. Deposits, other borrowings, and the proceeds from capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans (known as advances) to its members, to purchase single-family mortgage loans from its members, and to fund other investments. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members; in addition, the Bank offers interest rate swaps, caps and floors to its members. Further, the Bank provides its members with a variety of correspondent banking services, including overnight and term deposit accounts, wire transfer services, securities safekeeping and securities pledging services.

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
     Federal Funds Sold, Securities Purchased Under Agreements to Resell, Loans to Other FHLBanks and Interest-Bearing Deposits. These investments are carried at cost.
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
The Bank evaluates outstanding available-for-sale and held-to-maturity securities for other-than-temporary impairment on a quarterly basis. An investment security is impaired if the fair value of the investment is less than its amortized cost. Amortized cost includes adjustments (if any) made to the cost basis of an investment for accretion, amortization, the credit portion of previous other-than-temporary impairments and hedging. The Bank considers the impairment of a debt security to be other than temporary if the Bank (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell the security). Further, an impairment is considered to be other than temporary if the Bank’s best estimate of the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”).
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
     Mortgage Loans Held for Portfolio. Through the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, the Bank invests in conventional residential mortgage loans. Under the MPF program, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) during the period from 1998 to mid-2003. The Bank resumed acquiring conventional mortgage loans under this program in 2016. In 2016, all of the acquired mortgage loans were originated by certain of the Bank's member institutions that participate in the MPF program ("Participating Financial Institutions" or “PFIs”) and the Bank acquired a 100 percent interest in such loans. For loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in these loans that was retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement.
The Bank classifies mortgage loans held for portfolio as held for investment and, accordingly, reports them at their principal amount outstanding net of deferred premiums, discounts and the fair value amount of the delivery commitment (which represents the unrealized gains and losses from loans initially classified as mortgage loan commitments) as of the purchase (i.e., settlement) date. The Bank credits interest on mortgage loans to income as earned. The Bank amortizes or accretes the deferred amounts to interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Future prepayments of principal are not anticipated under this method. The Bank has the ability and intent to hold these mortgage loans until maturity.
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collateral-dependent loans that are on nonaccrual status are measured for impairment based on the fair value of the underlying mortgaged property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. A collateral-dependent loan is impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as it is for nonaccrual loans noted above.
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

     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2016 and 2015, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $31,573,000 and $33,416,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $2,124,000, $2,176,000 and $2,050,000 during the years ended December 31, 2016, 2015 and 2014, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. As of December 31, 2016 and 2015, the Bank had $2,635,000 and $2,081,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $1,944,000, $1,744,000 and $1,513,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $1,308,000 and $1,266,000 at December 31, 2016 and 2015, respectively, and are recorded as a reduction in the balance of consolidated obligation bonds on the statements of condition. As discussed in Note 2, the unamortized concessions were previously recorded in other assets on the statement of condition and were retrospectively reclassified as of December 31, 2015. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $1,261,000, $2,544,000 and $2,111,000 during the years ended December 31, 2016, 2015 and 2014, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $3,394,000, $1,274,000 and $870,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2016, 2015 and 2014, respectively.
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
     Cash Flows. The Bank considers cash and due from banks as cash and cash equivalents in the statements of cash flows.

Note 2— Recently Issued Accounting Guidance
Revenue from Contracts with Customers. On May 28, 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, ASU 2014-09 amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. ASU 2014-09 applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts. The guidance in ASU 2014-09 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for the Bank). Early application was not permitted. On August 12, 2015, the FASB issued ASU 2015-14 "Deferral of Effective Date," which deferred the effective date of ASU 2014-09 by one year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Bank will adopt ASU 2014-09 effective January 1, 2018. The Bank does not expect the adoption of ASU 2014-09 to have a material impact on its results of operations or financial condition.
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
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued ASU 2015-05 "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which clarifies when fees paid in a cloud computing arrangement pertain to the acquisition of a software license, services, or both. For public business entities, the guidance in ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for the Bank). Early adoption was permitted. The Bank could elect to adopt ASU 2015-05 either (i) prospectively to all arrangements entered into or materially modified after the effective date or (ii) retrospectively. The Bank elected to adopt this guidance prospectively effective January 1, 2016. The adoption of this guidance has not had any impact on the Bank's results of operations or financial condition.
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

Leases. On February 25, 2016, the FASB issued ASU 2016-02 "Leases" (“ASU 2016-02”), which requires entities that lease assets (lessees) to recognize in the statement of condition assets and liabilities for the rights and obligations created by those leases. Specifically, ASU 2016-02 requires a lessee of operating or finance leases to recognize a right-of-use asset and a liability to make lease payments for leases with terms of more than 12 months. Lessor accounting will remain largely unchanged from current U.S. GAAP. ASU 2016-02 also requires extensive quantitative and qualitative disclosures to help financial statement users understand the amount, timing and uncertainty of cash flows arising from leases. For public business entities, the guidance in ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Bank). Early adoption is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Bank's results of operations or financial condition.
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
Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments" ("ASU 2016-06"), which clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call or put option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call or put option is related to interest rates or credit risks. For public business entities, the guidance in ASU 2016-06 is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Bank), and interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. The Bank adopted this guidance effective January 1, 2017. The adoption of ASU 2016-06 has not had any impact on the Bank's financial condition or results of operations.
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
Restricted Cash. On November 17, 2016, the FASB issued ASU 2016-18, "Restricted Cash" ("ASU 2016-18"), which clarifies the guidance for classifying and presenting certain cash transfers, cash receipts and cash payments in the statement of cash flows. The guidance is intended to reduce existing diversity in practice regarding restricted cash and restricted cash equivalents. For public business entities, the guidance in ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (January 1, 2018 for the Bank), and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The guidance is to be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-18 will not have any impact on the Bank's statement of cash flows, nor will it have any impact on the Bank's results of operations or financial condition.

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016	December 31, 2015
U.S. Treasury Notes	$101,495	$202,199
Other	10,143	8,857
Total	$111,638	$211,056

Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.
Net gains (losses) on trading securities during the years ended December 31, 2016, 2015 and 2014 included changes in net unrealized holding gain (loss) of $(182,000), $(1,983,000) and $418,000 for securities that were held on December 31, 2016, 2015 and 2014, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2016 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$489,573	$6,325	$—	$495,898
GSE obligations	6,475,140	52,746	2,361	6,525,525
Other	318,223	1,770	—	319,993
	7,282,936	60,841	2,361	7,341,416
GSE commercial MBS	5,834,410	32,861	32,754	5,834,517
Total	$13,117,346	$93,702	$35,115	$13,175,933
Included in the table above are GSE agency debentures and GSE commercial MBS that were purchased but which had not yet settled as of December 31, 2016. The aggregate amounts due of $15,000,000 and $282,595,000, respectively, are included in other liabilities on the statement of condition at that date.

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
Included in the table above are GSE commercial MBS that were purchased in 2015 but which did not settle until 2016. The aggregate amount due of $164,889,000 as of December 31, 2015 is included in other liabilities on the statement of condition at that date.
Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments.
The following table summarizes (dollars in thousands) the available-for-sale securities with unrealized losses as of December 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	8	$839,683	$2,293	1	$50,476	$68	9	$890,159	$2,361
GSE commercial MBS	49	1,388,917	15,595	46	1,531,930	17,159	95	2,920,847	32,754
Total	57	$2,228,600	$17,888	47	$1,582,406	$17,227	104	$3,811,006	$35,115

The following table summarizes (dollars in thousands) the available-for-sale securities with unrealized losses as of December 31, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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

At December 31, 2016, the gross unrealized losses on the Bank’s available-for-sale securities were $35,115,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs or fully secured by collateral that is guaranteed by the U.S. government. As of December 31, 2016, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE commercial MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures were rated triple-A by Moody's and Fitch, and were not rated by S&P at that date. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at December 31, 2016 would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at December 31, 2016 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2016.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2016 and 2015 are presented below (in thousands).

	December 31, 2016		December 31, 2015
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$1,001,054	$1,003,309	$133,117	$133,077
Due after one year through five years	2,079,374	2,100,171	3,637,966	3,643,909
Due after five years through ten years	3,989,554	4,022,456	2,313,112	2,316,854
Due after ten years	212,954	215,480	114,647	114,399
	7,282,936	7,341,416	6,198,842	6,208,239
GSE commercial MBS	5,834,410	5,834,517	3,596,627	3,504,952
Total	$13,117,346	$13,175,933	$9,795,469	$9,713,191

Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as available-for-sale at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Amortized cost of available-for-sale securities other than MBS
Fixed-rate	$7,282,936	$6,123,842
Variable-rate	—	75,000
	7,282,936	6,198,842
Amortized cost of fixed-rate multi-family MBS	5,834,410	3,596,627
Total	$13,117,346	$9,795,469

At December 31, 2016 and 2015, substantially all of the Bank’s fixed-rate available-for-sale securities were swapped to a variable rate.
Sales of Securities. During the year ended December 31, 2016, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $2,650,291,000. Proceeds from the sales totaled $2,655,395,000, resulting in realized gains of $5,104,000. During the year ended December 31, 2015, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $955,869,000. Proceeds from the sales totaled $959,791,000, resulting in realized gains of $3,922,000. There were no sales of available-for-sale securities during the year ended December 31, 2014.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2016 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$15,973	$—	$15,973	$8	$94	$15,887
State housing agency obligations	110,000	—	110,000	15	1,410	108,605
	125,973	—	125,973	23	1,504	124,492
Mortgage-backed securities
U.S. government-guaranteed residential MBS	2,578	—	2,578	2	3	2,577
GSE residential MBS	2,211,159	—	2,211,159	12,086	7,914	2,215,331
Non-agency residential MBS	115,230	17,157	98,073	14,508	2,032	110,549
GSE commercial MBS	61,812	—	61,812	—	249	61,563
	2,390,779	17,157	2,373,622	26,596	10,198	2,390,020
Total	$2,516,752	$17,157	$2,499,595	$26,619	$11,702	$2,514,512

Held-to-maturity securities as of December 31, 2015 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$21,546	$—	$21,546	$15	$151	$21,410
State housing agency obligations	110,000	—	110,000	—	—	110,000
	131,546	—	131,546	15	151	131,410
Mortgage-backed securities
U.S. government-guaranteed residential MBS	4,040	—	4,040	11	—	4,051
GSE residential MBS	2,909,065	—	2,909,065	22,457	766	2,930,756
Non-agency residential MBS	142,920	21,376	121,544	16,118	2,963	134,699
GSE commercial MBS	61,816	—	61,816	—	449	61,367
	3,117,841	21,376	3,096,465	38,586	4,178	3,130,873
Total	$3,249,387	$21,376	$3,228,011	$38,601	$4,329	$3,262,283
The following table summarizes (dollars in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2016. The unrealized losses include other-than-temporary impairments recorded in AOCI and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	2	$10,998	$94	—	$—	$—	2	$10,998	$94
State housing agency obligations	1	33,590	1,410	—	—	—	1	33,590	1,410
Mortgage-backed securities
U.S. government-guaranteed residential MBS	2	832	3	—	—	—	2	832	3
GSE residential MBS	24	513,602	1,291	33	790,653	6,623	57	1,304,255	7,914
Non-agency residential MBS	1	267	2	18	75,897	5,913	19	76,164	5,915
GSE commercial MBS	—	—	—	3	61,563	249	3	61,563	249
Total	30	$559,289	$2,800	54	$928,113	$12,785	84	$1,487,402	$15,585

The following table summarizes (dollars in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2015. The unrealized losses include other-than-temporary impairments recorded in AOCI and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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
At December 31, 2016, the gross unrealized losses on the Bank’s held-to-maturity securities were $15,585,000, of which $5,915,000 were attributable to its holdings of non-agency (i.e., private label) residential MBS, $8,260,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs and $1,410,000 were attributable to securities issued by a state housing agency.
As of December 31, 2016, the U.S. government and the issuers of the Bank's holdings of GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at December 31, 2016 would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank’s assessment of the strength of the GSEs' guarantees and the credit ratings assigned by the NRSROs, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at December 31, 2016 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Finally, based upon the Bank’s assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by the NRSROs, the Bank expects that the state housing agency debenture that was in an unrealized loss position at December 31, 2016 would not be settled at an amount less than the Bank’s amortized cost basis in this investment. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2016.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS ("RMBS"), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2016 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
Because the ultimate receipt of contractual payments on the Bank’s non-agency RMBS will depend upon the credit and prepayment performance of the underlying loans and the credit enhancements for the senior securities owned by the Bank, the Bank monitors these investments in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The credit enhancement for each of the Bank’s non-agency RMBS is provided by a senior/subordinate structure, and none of the securities owned by the Bank are insured by third-party bond insurers. More specifically, each of the Bank’s non-agency RMBS represents a single security class within a securitization that has multiple classes of securities. Each security class has a distinct claim on the cash flows from the underlying mortgage loans, with the subordinate securities having a junior claim relative to the more senior securities. The Bank’s non-agency RMBS have a senior claim on the cash flows from the underlying mortgage loans.
To assess whether the entire amortized cost bases of its 24 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of the end of each calendar quarter in 2016 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2016 assumed changes in home prices ranging from declines of 3 percent to increases of 10 percent over the 12-month period beginning October 1, 2016. For the vast majority of markets, the changes were projected to range from increases of 2 percent to 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it was not likely that it would fully recover the remaining amortized cost basis of one of its previously other-than-temporarily impaired non-agency RMBS and, accordingly, this security was deemed to be other-than-temporarily impaired during 2016. No securities were deemed to be other-than-temporarily impaired as of December 31, 2016. The difference between the present value of the cash flows expected to be collected from this security and its amortized cost basis (i.e., the credit loss) totaled $20,000 in 2016. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its remaining amortized cost basis, only the amount related to the credit loss was recognized in earnings. None of the Bank's other non-agency RMBS were deemed to be other-than-temporarily impaired in 2016.
For the security for which an other-than-temporary impairment was determined to have occurred in 2016, the following table presents a summary of the significant inputs used to measure the amount of the most recent credit loss recognized in earnings (dollars in thousands):

				Significant Inputs(2)
Year of Securitization	Collateral Type(1)	Unpaid Principal Balance as of December 31, 2016	Quarterly Period of Most Recent Impairment	Projected Prepayment Rate	Projected Default Rate	Projected Loss Severity	Current Credit Enhancement as of December 31, 2016(3)
2005	Alt-A/Option ARM	$9,588	Q3 2016	8.5%	17.6%	35.4%	30.8%
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

In addition to the security that was determined to be other-than-temporarily impaired in 2016, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013. The following table presents a rollforward for the years ended December 31, 2016, 2015 and 2014 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Year Ended December 31,
	2016	2015	2014
Balance of credit losses, beginning of year	$11,696	$12,512	$12,901
Credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	—	37
Credit losses on securities for which an other-than-temporary impairment was previously recognized	20	33	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(1,201)	(849)	(426)
Balance of credit losses, end of year	10,515	11,696	12,512
Cumulative principal shortfalls on securities held at end of year	(1,832)	(1,668)	(1,210)
Cumulative amortization of the time value of credit losses at end of year	444	350	293
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of year	$9,127	$10,378	$11,595
 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2016 and 2015 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2016			December 31, 2015
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$2,007	$2,007	$2,007	$—	$—	$—
Due after one year through five years	2,874	2,874	2,882	8,712	8,712	8,727
Due after five years through ten years	11,092	11,092	10,998	12,834	12,834	12,683
Due after ten years	110,000	110,000	108,605	110,000	110,000	110,000
	125,973	125,973	124,492	131,546	131,546	131,410
Mortgage-backed securities	2,390,779	2,373,622	2,390,020	3,117,841	3,096,465	3,130,873
Total	$2,516,752	$2,499,595	$2,514,512	$3,249,387	$3,228,011	$3,262,283
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $9,671,000 and $13,139,000 at December 31, 2016 and 2015, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2016 and 2015 (in thousands):

	2016	2015
Amortized cost of variable-rate held-to-maturity securities other than MBS	$125,973	$131,546
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	147	228
Collateralized mortgage obligations
Fixed-rate	305	453
Variable-rate	2,328,515	3,055,344
Variable-rate multi-family MBS	61,812	61,816
	2,390,779	3,117,841
Total	$2,516,752	$3,249,387

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2016 or 2015.
Sales of Securities. During the year ended December 31, 2016, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $156,707,000. Proceeds from the sales totaled $157,647,000, resulting in realized gains of $940,000. During the year ended December 31, 2015, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $806,809,000. Proceeds from the sales totaled $821,323,000, resulting in realized gains of $14,514,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the year ended December 31, 2014.

Note 6—Advances
     Redemption Terms. At December 31, 2016 and 2015, the Bank had advances outstanding at interest rates ranging from 0.40 percent to 8.27 percent and from 0.21 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	2016		2015
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$17,477,220	0.71%	$12,431,831	0.44%
Due after one year through two years	5,115,095	1.07	5,886,049	0.77
Due after two years through three years	1,059,823	1.63	1,375,560	2.11
Due after three years through four years	1,347,926	1.56	613,243	2.01
Due after four years through five years	593,061	1.74	1,129,859	1.53
Due after five years	5,431,116	0.85	1,732,577	1.44
Amortizing advances	1,448,003	2.76	1,480,532	3.15
Total par value	32,472,244	0.97%	24,649,651	0.93%
Premiums	52		22
Deferred net prepayment fees	(13,272)		(16,113)
Commitment fees	(123)		(131)
Hedging adjustments	47,274		113,373
Total	$32,506,175		$24,746,802
Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2016 and 2015, the Bank had aggregate prepayable and callable advances totaling $12,432,264,000 and $5,895,751,000, respectively.
The following table summarizes advances outstanding at December 31, 2016 and 2015, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	December 31, 2016	December 31, 2015
Due in one year or less	$25,953,500	$18,135,949
Due after one year through two years	2,336,974	1,727,927
Due after two years through three years	989,223	1,375,559
Due after three years through four years	757,626	605,243
Due after four years through five years	443,311	613,459
Due after five years	543,607	710,982
Amortizing advances	1,448,003	1,480,532
Total par value	$32,472,244	$24,649,651

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2016 and 2015, the Bank had putable advances outstanding totaling $1,053,071,000 and $1,097,071,000, respectively.
The following table summarizes advances at December 31, 2016 and 2015, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2016	2015
Due in one year or less	$18,153,670	$13,523,902
Due after one year through two years	4,473,645	5,489,429
Due after two years through three years	1,024,823	715,109
Due after three years through four years	1,347,926	578,243
Due after four years through five years	593,061	1,129,859
Due after five years	5,431,116	1,732,577
Amortizing advances	1,448,003	1,480,532
Total par value	$32,472,244	$24,649,651
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. No borrower represented more than 10 percent of advances outstanding at December 31, 2016, 2015 or 2014.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2016 and 2015 (in thousands):

	2016	2015
Fixed-rate
Due in one year or less	$13,417,280	$12,236,879
Due after one year	6,215,744	6,463,464
Total fixed-rate	19,633,024	18,700,343
Variable-rate
Due in one year or less	4,136,153	208,590
Due after one year	8,703,067	5,740,718
Total variable-rate	12,839,220	5,949,308
Total par value	$32,472,244	$24,649,651
At December 31, 2016 and 2015, 25 percent and 26 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2016, 2015 and 2014 were $9,317,000, $27,724,000 and $26,035,000, respectively. During the years ended December 31, 2016, 2015 and 2014, the Bank deferred $681,000, $6,398,000 and $5,835,000 of these gross advance prepayment fees.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). The following table presents information as of December 31, 2016 and 2015 for mortgage loans held for portfolio (in thousands):

	2016	2015
Fixed-rate medium-term* single-family mortgages	$7,677	$4,570
Fixed-rate long-term single-family mortgages	114,168	50,404
Premiums	1,783	352
Discounts	(209)	(68)
Deferred net derivative gains associated with mortgage delivery commitments	683	—
Total mortgage loans held for portfolio	124,102	55,258
Less: allowance for credit losses	(141)	(141)
Total mortgage loans held for portfolio, net of allowance for credit losses	$123,961	$55,117
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2016 and 2015 was comprised of government-guaranteed/insured loans totaling $23,426,000 and $29,741,000, respectively, and conventional loans totaling $98,419,000 and $25,233,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2016, 2015 and 2014, mortgage loan interest income was reduced by CE fees totaling $28,000, $21,000 and $26,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2016, 2015 and 2014, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $14,000, $18,000 and $24,000, respectively.

Note 8—Allowance for Credit Losses
The Bank has established an allowance methodology for each of its portfolio segments: advances and other extensions of credit to members/borrowers, collectively referred to as "extensions of credit to members"; government-guaranteed/insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2016 included all FDIC-insured institutions with average total assets as of December 31, 2015, 2014 and 2013 of less than $1.128 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.

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
The members/borrowers that are granted specific collateral only status by the Bank are typically either insurance companies or members/borrowers with an investment grade credit rating from an NRSRO that have requested this type of structure. Insurance companies are permitted to borrow only against the eligible collateral that is delivered to the Bank or a third-party custodian approved by the Bank, and insurance companies generally grant a security interest only in collateral they have delivered. Members/borrowers with an investment grade credit rating from an NRSRO may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion; however, the collateral they pledge is generally subject to larger haircuts (depending on the credit rating of the member/borrower from time to time) than are applied to similar types of collateral pledged by members under a blanket lien arrangement.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2016 or 2015.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2016 and 2015, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2016 and 2015, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment (including accrued interest) by payment status for mortgage loans at December 31, 2016 and 2015 (dollars in thousands).

	December 31, 2016			December 31, 2015
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$899	$989	$1,888	$920	$1,180	$2,100
60-89 days delinquent	191	172	363	348	337	685
90 days or more delinquent	276	130	406	387	202	589
Total past due	1,366	1,291	2,657	1,655	1,719	3,374
Total current loans	99,690	22,386	122,076	23,844	28,340	52,184
Total mortgage loans	$101,056	$23,677	$124,733	$25,499	$30,059	$55,558
Other delinquency statistics:
In process of foreclosure(1)	$57	$28	$85	$329	$77	$406
Serious delinquency rate (2)	0.3%	0.6%	0.3%	1.5%	0.7%	1.1%
Past due 90 days or more and still accruing interest (3)	$—	$130	$130	$—	$202	$202
Nonaccrual loans	$276	$—	$276	$387	$—	$387
Troubled debt restructurings	$—	$—	$—	$118	$—	$118
________________________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At December 31, 2016 and 2015, the Bank’s other assets included $89,000 and $49,000, respectively, of real estate owned.

Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At December 31, 2016 and 2015, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $141,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at December 31, 2016.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$141	$143	$165
Chargeoffs	—	(2)	(22)
Balance, end of year	$141	$141	$143

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of December 31, 2016 and 2015 (in thousands).

	December 31,
	2016	2015
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$141	$141

Recorded investment
Individually evaluated for impairment	$276	$407
Collectively evaluated for impairment	100,780	25,092
	$101,056	$25,499

Note 9—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate, or a stepped fixed rate schedule, that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.28 percent, 0.03 percent and 0.01 percent during 2016, 2015 and 2014, respectively. For additional information regarding other interest-bearing deposits, see Note 13.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Interest-bearing
Demand and overnight	$756,301	$954,546
Term	283,838	91,393
Non-interest bearing (other)	19	19
Total deposits	$1,040,158	$1,045,958
The aggregate amount of time deposits with a denomination of $250,000 or more was $283,350,000 and $91,134,000 as of December 31, 2016 and 2015, respectively.

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
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $989 billion and $905 billion at December 31, 2016 and 2015, respectively. The Bank was the primary obligor on $54.1 billion and $38.6 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2016 and 2015 (in thousands, at par value).

	2016	2015
Fixed-rate	$10,952,280	$11,759,035
Variable-rate	13,151,000	3,625,000
Step-up	2,829,500	2,510,000
Step-down	200,000	150,000
Total par value	$27,132,780	$18,044,035
At December 31, 2016 and 2015, 91 percent and 90 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

   Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2016 and 2015, by contractual maturity (dollars in thousands):

	2016		2015
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$16,586,590	0.66%	$5,811,410	0.75%
Due after one year through two years	4,045,240	1.42	5,383,590	0.77
Due after two years through three years	1,617,600	1.15	3,313,585	1.54
Due after three years through four years	980,100	1.63	585,180	1.41
Due after four years through five years	1,546,000	1.38	1,275,000	1.56
Due after five years	2,357,250	1.99	1,675,270	2.00
Total par value	27,132,780	0.99%	18,044,035	1.09%
Premiums	10,993		11,612
Discounts	(1,477)		(2,708)
Debt issuance costs	(1,308)		(1,267)
Hedging adjustments	(143,501)		(26,980)
Total	$26,997,487		$18,024,692
At December 31, 2016 and 2015, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2016	2015
Non-callable bonds	$21,747,530	$12,868,765
Callable bonds	5,385,250	5,175,270
Total par value	$27,132,780	$18,044,035
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2016 and 2015, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2016	2015
Due in one year or less	$21,749,840	$10,774,680
Due after one year through two years	3,607,240	4,888,590
Due after two years through three years	1,262,600	2,005,585
Due after three years through four years	415,100	245,180
Due after four years through five years	89,000	130,000
Due after five years	9,000	—
Total par value	$27,132,780	$18,044,035
     Discount Notes. At December 31, 2016 and 2015, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2016	$26,941,782	$26,964,305	0.46%
December 31, 2015	$20,541,329	$20,544,821	0.18%

Note 11—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2016, 2015 or 2014. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2016, 2015 or 2014.
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
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance, beginning of year	$22,710	$25,998	$31,864
AHP assessment	8,831	7,468	5,391
Grants funded, net of recaptured amounts	(8,670)	(10,756)	(11,257)
Balance, end of year	$22,871	$22,710	$25,998

Note 12—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2016 or 2015.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2016 and 2015 (in thousands).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2016

Assets

Derivatives
Bilateral derivatives	$12,620	$(3,443)	$9,177	$(8,511)	(2)	$666
Cleared derivatives	227,785	(221,325)	6,460	—		6,460
Total derivatives	240,405	(224,768)	15,637	(8,511)		7,126
Securities purchased under agreements to resell	3,100,000	—	3,100,000	(3,100,000)		—

Total assets	$3,340,405	$(224,768)	$3,115,637	$(3,108,511)		$7,126

Liabilities

Derivatives
Bilateral derivatives	$256,453	$(243,853)	$12,600	$—		$12,600
Cleared derivatives	200,832	(199,089)	1,743	(1,743)	(3)	—

Total liabilities	$457,285	$(442,942)	$14,343	$(1,743)		$12,600

December 31, 2015

Assets

Derivatives
Bilateral derivatives	$25,809	$(8,110)	$17,699	$(13,214)	(2)	$4,485
Cleared derivatives	25,962	(20,581)	5,381	—		5,381
Total derivatives	51,771	(28,691)	23,080	(13,214)		9,866
Securities purchased under agreements to resell	1,000,000	—	1,000,000	(1,000,000)		—

Total assets	$1,051,771	$(28,691)	$1,023,080	$(1,013,214)		$9,866

Liabilities

Derivatives
Bilateral derivatives	$300,494	$(293,530)	$6,964	$—		$6,964
Cleared derivatives	257,480	(257,480)	—	—	(4)	—

Total liabilities	$557,974	$(551,010)	$6,964	$—		$6,964

_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged additional securities with an aggregate fair value of $611,608,000 at December 31, 2016 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)
The Bank had pledged securities with an aggregate fair value of $300,184,000 at December 31, 2015 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 13—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of December 31, 2016, it was not a party to any forward rate agreements.
The Bank uses interest rate exchange agreements in three ways: (1) by designating the agreement as a fair value hedge of a specific financial instrument or firm commitment; (2) by designating the agreement as a cash flow hedge of a forecasted transaction; or (3) by designating the agreement as a hedge of some other defined risk in the course of its balance sheet management (referred to as an “economic hedge”). For example, the Bank uses interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances or investments to approximate more closely the interest rate sensitivity of its liabilities. In addition to using interest rate exchange agreements to manage mismatches between the coupon features of its assets and liabilities, the Bank also uses interest rate exchange agreements to manage embedded options in assets and liabilities, to preserve the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to hedge the variable cash flows associated with forecasted transactions, to offset interest rate exchange agreements entered into with members (the Bank serves as an intermediary in these transactions), and to reduce funding costs.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at December 31, 2016 and 2015 (in thousands).

	December 31, 2016			December 31, 2015
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,002,011	$20,367	$74,032	$4,800,307	$3,176	$126,161
Available-for-sale securities	13,106,770	175,507	223,122	9,375,109	11,109	401,543
Consolidated obligation bonds	12,776,280	10,756	129,772	12,988,035	21,319	16,273
Consolidated obligation discount notes	425,000	19,050	486	100,000	—	1,508
Interest rate swaptions related to advances	3,000	66	—	4,000	17	—
Total derivatives designated as hedging instruments under ASC 815	31,313,061	225,746	427,412	27,267,451	35,621	545,485
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	—	—	—	1,500	2	—
Available-for-sale securities	2,624	34	27	2,625	21	40
Trading securities	—	—	—	100,000	1,270	—
Consolidated obligation discount notes	1,276,563	2,626	—	—	—	—
Basis swaps	1,000,000	—	676	—	—	—
Intermediary transactions	341,671	11,174	10,128	1,925,960	13,480	11,810
Other	325,000	—	18,479	—	—	—
Mortgage delivery commitments	2,030	2	—	—	—	—
Interest rate caps
Held-to-maturity securities	1,200,000	260	—	1,650,000	738	—
Intermediary transactions	80,000	563	563	80,000	639	639
Total derivatives not designated as hedging instruments under ASC 815	4,227,888	14,659	29,873	3,760,085	16,150	12,489
Total derivatives before collateral and netting adjustments	$35,540,949	240,405	457,285	$31,027,536	51,771	557,974
Cash collateral and related accrued interest		(94,650)	(312,824)		(1,617)	(523,936)
Netting adjustments		(130,118)	(130,118)		(27,074)	(27,074)
Total collateral and netting adjustments(1)		(224,768)	(442,942)		(28,691)	(551,010)
Net derivative balances reported in statements of condition		$15,637	$14,343		$23,080	$6,964
________________________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Gain (Loss) Recognized in Earnings for the Year Ended December 31,
	2016	2015	2014
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$11,663	$1,508	$(3,082)
Interest rate swaptions	49	4	—
Interest rate caps	—	—	(2)
Total net gain (loss) related to fair value hedge ineffectiveness	11,712	1,512	(3,084)
Derivatives not designated as hedging instruments under ASC 815
Net interest income (expense) on interest rate swaps	1,922	(24)	1,362
Interest rate swaps	(22,673)	5,682	3,900
Interest rate caps	(478)	(687)	(2,601)
Mortgage delivery commitments	691	—	—
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(20,538)	4,971	2,661
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(8,826)	$6,483	$(423)
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2016, 2015 and 2014 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Derivative Net Interest Income (Expense)(2)
Year ended December 31, 2016
Advances	$58,591	$(58,084)	$507	$(62,510)
Available-for-sale securities	306,325	(293,041)	13,284	(145,139)
Consolidated obligation bonds	(120,163)	118,084	(2,079)	56,185
Total	$244,753	$(233,041)	$11,712	$(151,464)

Year ended December 31, 2015
Advances	$34,686	$(34,378)	$308	$(90,567)
Available-for-sale securities	4,683	(3,653)	1,030	(122,560)
Consolidated obligation bonds	7,300	(7,126)	174	131,790
Total	$46,669	$(45,157)	$1,512	$(81,337)

Year ended December 31, 2014
Advances	$18,468	$(19,293)	$(825)	$(105,885)
Available-for-sale securities	(61,063)	58,419	(2,644)	(80,808)
Consolidated obligation bonds	96,746	(96,361)	385	115,928
Total	$54,151	$(57,235)	$(3,084)	$(70,765)
________________________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives in ASC 815 cash flow hedging relationships that were recognized in other comprehensive income and the gains (losses) reclassified from AOCI into earnings for the years ended December 31, 2016 and 2015 (in thousands). The Bank did not have any derivatives designated in cash flow hedging relationships during the year ended December 31, 2014.

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Amount of Losses Reclassified from AOCI into Interest Expense (Effective Portion) (1)	Amount of Gains (Losses) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities (Ineffective Portion)
Year ended December 31, 2016
Interest rate swaps related to anticipated issuances of consolidated obligation discount notes	$17,748	$3,479	$—
Year ended December 31, 2015
Interest rate swap related to anticipated issuances of consolidated obligation discount notes	$(1,424)	$577	$—
_____________________________

(1)	Represents net interest expense associated with the derivatives.

For the years ended December 31, 2016 and 2015, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At December 31, 2016, $2,404,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At December 31, 2016, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 9.75 years.
  Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. The majority of the Bank's derivative transactions have been cleared through third-party central clearinghouses (as of December 31, 2016, the notional balance of cleared transactions outstanding totaled $24.4 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's interest rate exchange agreements have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of December 31, 2016, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $10.9 billion and $0.2 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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
From and after October 1, 2015, Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement. Daily, subject to the limitations in the Capital Plan, the Bank converts shares of one sub-class of Class B Stock to the other sub-class of Class B Stock under the following circumstances: (i) shares of Class B-2 Stock held by a shareholder in excess of its activity-based investment requirement are converted into Class B-1 Stock, if necessary, to meet that shareholder’s membership investment requirement and (ii) shares of Class B-1 Stock held by a shareholder in excess of the amount required to meet its membership investment requirement are converted into Class B-2 Stock as needed in order to satisfy that shareholder’s activity-based investment requirement.
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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during 2016, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on February 25, 2016, June 27, 2016, September 27, 2016 and December 27, 2016, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). For the repurchases that occurred between January 31, 2014 and August 7, 2015, surplus stock was defined as the amount of stock held by a shareholder in excess of 102.5 percent of the shareholder’s minimum investment requirement. For the repurchases that occurred between January 31, 2014 and August 7, 2015, a shareholder's surplus stock was not repurchased if the amount of that shareholder's surplus stock was $100,000 or less or if, subject to certain exceptions, the shareholder was on restricted collateral status. For the repurchase that occurred on November 6, 2015, surplus stock was defined as the amount of stock held by a shareholder in excess of 120 percent of the shareholder’s minimum investment requirement. For the repurchase that occurred on November 6, 2015, a shareholder's surplus stock was not repurchased if the amount of that shareholder's surplus stock was $1,000,000 or less or if, subject to certain exceptions, the shareholder was on restricted collateral status. For each of the repurchases that occurred in 2015, shareholders were also given the opportunity to opt-out of the repurchase if they chose to do so. During the years ended December 31, 2016, 2015 and 2014, the Bank repurchased surplus stock totaling $312,647,000, $574,896,000, and $901,117,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table presents total excess stock at December 31, 2016 and 2015 (in thousands).

	2016	2015
Excess stock
Capital stock	$396,167	$356,394
Mandatorily redeemable capital stock	1,602	2,613
Total	$397,769	$359,007
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2016 or 2015. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.

At all times during the three years ended December 31, 2016, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$683,690	$2,757,549	$493,617	$2,311,264
Total capital	$2,328,483	$2,757,549	$1,683,332	$2,311,264
Total capital-to-assets ratio	4.00%	4.74%	4.00%	5.49%
Leverage capital	$2,910,604	$4,136,324	$2,104,165	$3,466,896
Leverage capital-to-assets ratio	5.00%	7.11%	5.00%	8.24%
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

At December 31, 2016, the Bank had $3,417,000 in outstanding capital stock subject to mandatory redemption held by 15 institutions. As of December 31, 2015, the Bank had $8,929,000 in outstanding capital stock subject to mandatory redemption held by 16 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2016, 2015 and 2014, dividends on mandatorily redeemable capital stock in the amount of $30,000, $16,000 and $15,000, respectively, were recorded as interest expense in the statements of income.
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
The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2016 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2017	$1,681
2018	557
2019	11
2020	6
2021	1,162
Total	$3,417
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2016, 2015 and 2014 (in thousands).

Balance, January 1, 2014	$3,065
Capital stock that became subject to mandatory redemption during the year	3,130
Redemption/repurchase of mandatorily redeemable capital stock	(1,160)
Mandatorily redeemable capital stock issued during the year	5
Stock dividends classified as mandatorily redeemable	19
Balance, December 31, 2014	5,059
Capital stock that became subject to mandatory redemption during the year	7,044
Redemption/repurchase of mandatorily redeemable capital stock	(3,198)
Mandatorily redeemable capital stock issued during the year	2
Stock dividends classified as mandatorily redeemable	22
Balance, December 31, 2015	8,929
Capital stock that became subject to mandatory redemption during the year	2,863
Redemption/repurchase of mandatorily redeemable capital stock	(8,413)
Stock dividends classified as mandatorily redeemable	38
Balance, December 31, 2016	$3,417
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

The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2016, 2015 and 2014:

	2016	2015	2014
Number of institutions, beginning of year	16	18	16
Due to mergers and acquisitions	4	7	7
Terminations completed during the year	(5)	(9)	(5)
Number of institutions, end of year	15	16	18
The Bank did not receive any stock redemption notices in 2016, 2015 or 2014.
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

•
In no event may the Bank redeem or repurchase shares of capital stock if the principal and interest due on any FHLBank System consolidated obligations issued through the Office of Finance have not been paid in full or, under certain circumstances, if the Bank becomes a non-complying FHLBank under Finance Agency regulations as a result of its inability to comply with regulatory liquidity requirements or to satisfy its current obligations.

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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2015. For the plan years ended June 30, 2015 and 2014, the Bank's contributions did not represent more than 5 percent of the total contributions to the plan.
The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2016		2015		2014
Net pension cost charged to compensation and benefit expense for the year ended December 31	$4,518		$2,187		$1,806
Pentegra DB Plan funded status as of July 1	104.1%	(a)	107.0%	(b)	111.4%
Bank's funded status as of July 1	93.8%		95.1%		107.0%
____________

(a)
The Pentegra DB Plan's funded status as of July 1, 2016 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2016 through March 15, 2017. Contributions made during the period from July 1, 2016 through March 15, 2017 and designated for the plan year ended June 30, 2016 will be included in the final valuation as of July 1, 2016. The final funded status as of July 1, 2016 will not be available until the Form 5500 for the plan year July 1, 2016 through June 30, 2017 is filed (this Form 5500 is due to be filed no later than April 2018).

(b)
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

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra DC Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2016, 2015 and 2014, the Bank contributed $1,355,000, $1,257,000 and $1,171,000, respectively, to the Pentegra DC Plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $3,341,000 and $2,550,000 at December 31, 2016 and 2015, respectively. Compensation and benefits expense includes accrued earnings on deferred employee compensation and Bank contributions totaling $302,000, $46,000 and $146,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (losses) on those deferrals, was $1,842,000 and $1,483,000 at December 31, 2016 and 2015, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the Plan was established. Each participant’s benefit under the Plan consists of contributions that were made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation or current intention to make future contributions to the Plan. The Bank’s accrued liability under this plan was

$4,894,000 and $4,722,000 at December 31, 2016 and 2015, respectively. During the year ended December 31, 2014, the Bank contributed $25,000 to the Plan. The Bank did not make any contributions to the Plan during the years ended December 31, 2016 or 2015.
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
The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Change in APBO
APBO at beginning of year	$1,044	$1,410
Service cost	23	19
Interest cost	28	46
Actuarial gain	(8)	(222)
Participant contributions	167	162
Benefits paid	(416)	(371)
APBO at end of year	838	1,044
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid by the Bank	249	209
Participant contributions	167	162
Benefits paid	(416)	(371)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(838)	$(1,044)
Amounts recognized in AOCI at December 31, 2016 and 2015 consist of the following (in thousands):

	December 31,
	2016	2015
Net actuarial gain	$1,549	$1,648
Prior service cost	(149)	(170)
	$1,400	$1,478
The amounts in AOCI include $20,000 of prior service cost and $104,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit cost in 2017.

The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 7.6 percent for 2017. For 2016, 2015 and 2014, gross health care cost trend rates of 6.7 percent, 7.8 percent and 8.0 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.04 percent per year to a final rate of 4.4 percent in 2095 and thereafter. To compute the APBO at December 31, 2016 and 2015, weighted average discount rates of 3.12 percent and 3.08 percent were used. Weighted average discount rates of 3.08 percent, 3.44 percent and 4.64 percent were used to compute the net periodic benefit cost for 2016, 2015 and 2014, respectively.
Components of net periodic benefit cost (credit) for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Service cost	$23	$19	$18
Interest cost	28	46	61
Amortization of prior service cost	20	8	2
Amortization of net actuarial gain	(106)	(88)	(91)
Net periodic benefit credit	$(35)	$(15)	$(10)
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amortization of prior service cost included in net periodic benefit cost	$20	$8	$2
Actuarial gain (loss)	8	222	(2)
Amortization of net actuarial gain included in net periodic benefit cost	(106)	(88)	(91)
Total changes in benefit obligations recognized in other comprehensive income	$(78)	$142	$(91)
A 1 percent increase in the health care cost trend rate would have reduced the APBO at December 31, 2016 by $121,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2016 by $3,000. Alternatively, a 1 percent decrease in the health care cost trend rate would have increased the APBO at December 31, 2016 by $83,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2016 by $2,000.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2017	$165
2018	146
2019	153
2020	131
2021	122
2022-2026	390
$1,107

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the years ended December 31, 2016 and 2015, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2016 and 2015. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
The valuation techniques used to measure the fair values of the Bank’s financial instruments are described below.
     Cash and due from banks. The estimated fair value equals the carrying value.
     Interest-bearing deposit assets. Interest-bearing deposit assets earn interest at floating market rates; therefore, the estimated fair value of the deposits approximates their carrying value.
     Securities purchased under agreements to resell, federal funds sold and loans to other FHLBanks. All federal funds sold, securities purchased under agreements to resell and loans to other FHLBanks represent overnight balances. The estimated fair values approximate the carrying values.
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
As of December 31, 2016 and 2015, three vendor prices were received for substantially all of the Bank's trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
As the collateral and netting provisions of the Bank’s arrangements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 12), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to clearinghouse valuations (in the case of cleared derivatives) and non-binding dealer estimates (in the case of bilateral derivatives) and may also compare its fair values to those of similar instruments to ensure that the fair values are reasonable.
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
The fair values of the Bank's mortgage delivery commitments are estimated in a manner similar to the method used to value the Bank's mortgage loans held for portfolio.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, and to purchase mortgage loans was not material at December 31, 2016 or 2015.
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

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2016 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$27,696	$27,696	$27,696	$—		$—		$—
Interest-bearing deposits	255	255	—	255		—		—
Securities purchased under agreements to resell	3,100,000	3,100,000	—	3,100,000		—		—
Federal funds sold	6,242,000	6,242,000	—	6,242,000		—		—
Trading securities (1)	111,638	111,638	10,143	101,495		—		—
Available-for-sale securities (1)	13,175,933	13,175,933	—	13,175,933		—		—
Held-to-maturity securities	2,499,595	2,514,512	—	2,403,963	(2)	110,549	(3)	—
Advances	32,506,175	32,514,400	—	32,514,400		—		—
Mortgage loans held for portfolio, net	123,961	127,486	—	127,486		—		—
Loan to other FHLBank	290,000	290,000	—	290,000		—		—
Accrued interest receivable	87,977	87,977	—	87,977		—		—
Derivative assets (1)	15,637	15,637	—	240,405		—		(224,768)

Liabilities:
Deposits	1,040,158	1,040,149	—	1,040,149		—		—
Consolidated obligations
Discount notes	26,941,782	26,937,934	—	26,937,934		—		—
Bonds	26,997,487	26,917,278	—	26,917,278		—		—
Mandatorily redeemable capital stock	3,417	3,417	3,417	—		—		—
Accrued interest payable	43,274	43,274	—	43,274		—		—
Derivative liabilities (1)	14,343	14,343	—	457,285		—		(442,942)

___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2016.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

During the year ended December 31, 2016, the Bank recorded non-credit OTTI losses on one of its non-agency RMBS classified as held-to-maturity (see Note 5). Based on the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurement for this impaired security was classified as a Level 3 measurement in the fair value hierarchy. Three third-party vendor prices were received for this security and the average of the three prices was used to determine the final fair value measurement.

Note 17—Commitments and Contingencies
     Joint and several liability. As described in Note 10, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2016 and 2015, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $935 billion and $867 billion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
     Other commitments and contingencies. At December 31, 2016 and 2015, the Bank had commitments to make additional advances totaling approximately $35,400,000 and $36,892,000, respectively. At December 31, 2016, $15,699,000 of the outstanding commitments to make additional advances expire in 2017 and the remainder expire in 2018 or 2019.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $11,186,897,000 and $7,180,763,000 at December 31, 2016 and 2015, respectively. At December 31, 2016, outstanding letters of credit had original terms of up to 8 years with a final expiration in 2021. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $3,726,000 and $3,685,000 at December 31, 2016 and 2015, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
At December 31, 2016, the Bank had commitments to purchase conventional mortgage loans totaling $2,030,000 from certain of its PFIs. The Bank did not have any commitments to purchase mortgage loans as of December 31, 2015.
At December 31, 2016 and 2015, the Bank had commitments to issue $45,000,000 and $90,000,000, respectively, of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at December 31, 2016 and 2015, the Bank had commitments to issue $500,000 and $750,000,000 of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2016 and 2015, the Bank had pledged cash collateral of $312,705,000 and $523,871,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2016 and 2015, the Bank had pledged securities with carrying values (and fair values) of $613,351,000 and $300,184,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.
During the years ended December 31, 2016, 2015 and 2014, the Bank charged to operating expenses net rental costs of approximately $394,000, $405,000, and $370,000, respectively. Future minimum rentals at December 31, 2016, were as follows (in thousands):

Year	Premises	Equipment	Total
2017	$265	$51	$316
2018	131	30	161
2019	34	—	34
2020	3	—	3
Total	$433	$81	$514
Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.

The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2016 were as follows (in thousands):

Year	Total
2017	$1,387
2018	1,419
2019	1,443
2020	1,369
2021	919
Total	$6,537
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 11, 12 and 15.

Note 18 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2016, nine of the Bank’s directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
Substantially all of the Bank’s advances are made to its shareholders (while eligible to borrow from the Bank, housing associates are not required or allowed to hold capital stock). In addition, the majority of its mortgage loans held for portfolio were purchased from certain of its shareholders. The Bank maintains demand deposit accounts for shareholders primarily as an investment alternative for their excess cash and to facilitate settlement activities that are directly related to advances. As an additional service to members, the Bank also offers term deposit accounts. Further, the Bank offers interest rate swaps, caps and floors to its members. Periodically, the Bank may sell (or purchase) federal funds to (or from) shareholders and/or their affiliates. These transactions are executed on terms that are the same as those with other eligible third-party market participants, except that the Bank’s underwriting guidelines specify a lower minimum threshold for the amount of capital that members must have to be an eligible federal funds counterparty than non-members. The Bank has never held any direct equity investments in its shareholders or their affiliates.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2016, 2015 or 2014.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2016 and 2015, advances outstanding to Directors’ Financial Institutions aggregated $1,708,177,000 and $1,408,060,000, respectively, representing 5.3 percent and 5.7 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from Directors’ Financial Institutions during the years ended December 31, 2016, 2015 or 2014. As of December 31, 2016 and 2015, capital stock outstanding to Directors’ Financial Institutions aggregated $87,189,000 and $68,951,000, respectively, representing 4.5 percent of the Bank’s outstanding capital stock at each of those dates. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the years ended December 31, 2016, 2015 and 2014, interest income on loans to other FHLBanks totaled $9,354, $4,214 and $3,504, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Balance at January 1,	$—	$—	$—
Loans made to:
FHLBank of San Francisco	290,000	915,000	1,365,000
FHLBank of Topeka	112,000	55,000	—
FHLBank of Des Moines	—	200,000	60,000
FHLBank of Boston	—	200,000	—
FHLBank of Atlanta	—	—	60,000
Collections from:
FHLBank of San Francisco	—	(915,000)	(1,365,000)
FHLBank of Topeka	(112,000)	(55,000)	—
FHLBank of Des Moines	—	(200,000)	(60,000)
FHLBank of Boston	—	(200,000)	—
FHLBank of Atlanta	—	—	(60,000)
Balance at December 31,	$290,000	$—	$—
During the years ended December 31, 2016, 2015 and 2014, interest expense on borrowings from other FHLBanks totaled $6,285, $4,860 and $1,958, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Balance at January 1,	$—	$—	$—
Borrowings from:
FHLBank of Chicago	450,000	150,000	90,000
FHLBank of Topeka	125,000	360,000	40,000
FHLBank of Boston	—	570,000	—
FHLBank of San Francisco	—	530,000	565,000
FHLBank of Atlanta	—	250,000	20,000
FHLBank of Indianapolis	—	—	90,000
Repayments to:
FHLBank of Chicago	(450,000)	(150,000)	(90,000)
FHLBank of Topeka	(125,000)	(360,000)	(40,000)
FHLBank of Boston	—	(570,000)	—
FHLBank of San Francisco	—	(530,000)	(565,000)
FHLBank of Atlanta	—	(250,000)	(20,000)
FHLBank of Indianapolis	—	—	(90,000)
Balance at December 31,	$—	$—	$—

The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2016, 2015 or 2014. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2016, 2015 or 2014.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2016
Balance at January 1, 2016	$(82,278)	$(847)	$(21,376)	$1,478	$(103,023)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(5,104)	—	—	—	(5,104)
Losses on cash flow hedges included in interest expense	—	3,479	—	—	3,479
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	—	12	—	12
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(86)	(86)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	145,969	—	—	—	145,969
Unrealized gains on cash flow hedges	—	17,748	—	—	17,748
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(302)	—	(302)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	4,509	—	4,509
Actuarial gain	—	—	—	8	8
Total other comprehensive income (loss)	140,865	21,227	4,219	(78)	166,233
Balance at December 31, 2016	$58,587	$20,380	$(17,157)	$1,400	$63,210

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2015
Balance at January 1, 2015	$22,412	$—	$(27,349)	$1,336	$(3,601)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(3,922)	—	—	—	(3,922)
Losses on cash flow hedge included in interest expense	—	577	—	—	577
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(80)	(80)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(100,768)	—	—	—	(100,768)
Unrealized loss on cash flow hedge	—	(1,424)	—	—	(1,424)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(254)	—	(254)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	6,227	—	6,227
Actuarial gain	—	—	—	222	222
Total other comprehensive income (loss)	(104,690)	(847)	5,973	142	(99,422)
Balance at December 31, 2015	$(82,278)	$(847)	$(21,376)	$1,478	$(103,023)

Year ended December 31, 2014
Balance at January 1, 2014	$(868)	$—	$(33,200)	$1,427	$(32,641)
Reclassifications from AOCI to net income
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(89)	(89)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	23,280	—	—	—	23,280
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(1,349)	—	(1,349)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	7,200	—	7,200
Actuarial loss	—	—	—	(2)	(2)
Total other comprehensive income (loss)	23,280	—	5,851	(91)	29,040
Balance at December 31, 2014	$22,412	$—	$(27,349)	$1,336	$(3,601)

(1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

Note 21 — Other Operating Expenses
The following table presents the significant components of other operating expenses for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Occupancy expense	$2,273	$2,396	$2,607
Legal fees	601	1,214	5,440
Professional fees	3,512	3,245	3,984
Independent contractors	2,687	2,634	977
Database fees	2,238	3,125	3,181
Software costs	4,656	4,691	5,069
Other	9,034	8,863	7,900
Total other operating expenses	$25,001	$26,168	$29,158

EXHIBIT INDEX

Exhibit
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 22, 2016).*

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

Exhibit
10.12	2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017, as adopted by the Bank's Board of Directors on July 21, 2016.

10.13
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference). *

10.14
Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into effective January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks.

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

10.19	Form of 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed on August 12, 2015).*

10.20
Form of 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 21, 2016 and filed with the SEC on February 29, 2016, which exhibit is incorporated herein by reference).*

10.21
Amendment to Registrant's Incentive Plans, effective as of August 3, 2016 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 3, 2016 and filed with the SEC on August 9, 2016, which exhibit is incorporated herein by reference).*

10.22	2017 Omnibus Incentive Plan.

10.23
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

10.25
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference). *

12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit
14.1	Code of Ethics for Financial Professionals.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.

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