Form 10-Q
period 2017-03-31
Federal Home Loan Bank of Dallas
filed 2017-05-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 C.F.R. §232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At April 30, 2017, the registrant had outstanding 20,417,545 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$92,024	$27,696
Interest-bearing deposits	397	255
Securities purchased under agreements to resell (Note 10)	750,000	3,100,000
Federal funds sold	8,940,000	6,242,000
Trading securities (Note 3)	112,457	111,638
Available-for-sale securities (Notes 4, 10 and 15) ($564,400 and $613,351 pledged at March 31, 2017 and December 31, 2016, respectively, which could be rehypothecated)	13,853,722	13,175,933
Held-to-maturity securities (a) (Note 5)	2,384,060	2,499,595
Advances (Notes 6 and 7)	31,058,811	32,506,175
Mortgage loans held for portfolio, net of allowance for credit losses of $141 at both March 31, 2017 and December 31, 2016, respectively (Note 7)	178,107	123,961
Loan to other FHLBank (Note 17)	—	290,000
Accrued interest receivable	101,383	87,977
Premises and equipment, net	18,047	17,972
Derivative assets (Notes 10 and 11)	26,212	15,637
Other assets	10,465	13,238
TOTAL ASSETS	$57,525,685	$58,212,077

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,432,012	$1,040,139
Non-interest bearing	19	19
Total deposits	1,432,031	1,040,158
Consolidated obligations (Note 8)
Discount notes	22,783,297	26,941,782
Bonds	30,127,957	26,997,487
Total consolidated obligations	52,911,254	53,939,269
Mandatorily redeemable capital stock	2,865	3,417
Accrued interest payable	54,688	43,274
Affordable Housing Program (Note 9)	23,929	22,871
Derivative liabilities (Notes 10 and 11)	22,389	14,343
Other liabilities (Note 4)	137,229	331,403
Total liabilities	54,584,385	55,394,735

Commitments and contingencies (Notes 7 and 15)

CAPITAL (Note 12)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 7,691,424 and 6,904,110 shares at March 31, 2017 and December 31, 2016, respectively	769,142	690,411
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 11,829,359 and 12,397,371 shares at March 31, 2017 and December 31, 2016, respectively	1,182,936	1,239,737
Total Class B Capital Stock	1,952,078	1,930,148
Retained earnings
Unrestricted	767,134	745,104
Restricted	85,908	78,880
Total retained earnings	853,042	823,984
Accumulated other comprehensive income (Note 18)	136,180	63,210
Total capital	2,941,300	2,817,342
TOTAL LIABILITIES AND CAPITAL	$57,525,685	$58,212,077
_____________________________

(a)	Fair values: $2,404,463 and $2,514,512 at March 31, 2017 and December 31, 2016, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
INTEREST INCOME
Advances	$75,413	$44,422
Prepayment fees on advances, net	216	784
Interest-bearing deposits	388	719
Securities purchased under agreements to resell	198	894
Federal funds sold	12,662	4,219
Trading securities	568	893
Available-for-sale securities	49,042	24,653
Held-to-maturity securities	8,270	7,823
Mortgage loans held for portfolio	1,434	787
Total interest income	148,191	85,194
INTEREST EXPENSE
Consolidated obligations
Bonds	61,663	28,671
Discount notes	32,099	20,223
Deposits	1,625	555
Mandatorily redeemable capital stock	8	10
Other borrowings	50	1
Total interest expense	95,445	49,460
NET INTEREST INCOME	52,746	35,734

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	(310)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	—	302
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(8)

Net gains on trading securities	879	6,917
Net gains (losses) on derivatives and hedging activities	4,827	(16,939)
Realized gains on sales of held-to-maturity securities	—	470
Realized gains on sales of available-for-sale securities	670	651
Letter of credit fees	1,648	1,272
Other, net	533	541
Total other income (loss)	8,557	(7,096)
OTHER EXPENSE
Compensation and benefits	13,686	11,630
Other operating expenses	5,438	5,544
Finance Agency	886	744
Office of Finance	964	745
Discretionary grant programs	984	536
Derivative clearing fees	302	231
Total other expense	22,260	19,430
INCOME BEFORE ASSESSMENTS	39,043	9,208
Affordable Housing Program assessment	3,905	922
NET INCOME	$35,138	$8,286
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
NET INCOME	$35,138	$8,286
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	72,015	5,665
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(670)	(651)
Unrealized losses on cash flow hedges	(147)	(5,359)
Reclassification adjustment for losses on cash flow hedges included in net income	800	639
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(302)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	993	1,246
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	5	5
Amortization of net actuarial gain included in net periodic benefit cost	(26)	(24)
Total other comprehensive income	72,970	1,219
TOTAL COMPREHENSIVE INCOME	$108,108	$9,505

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2017	6,904	$690,411	12,397	$1,239,737	$745,104	$78,880	$823,984	$63,210	$2,817,342
Net transfers of shares between Class B-1 and Class B-2 Stock	3,525	352,502	(3,525)	(352,502)	—	—	—	—	—
Proceeds from sale of capital stock	1	106	2,957	295,701	—	—	—	—	295,807
Repurchase/redemption of capital stock	(2,799)	(279,889)	—	—	—	—	—	—	(279,889)
Comprehensive income
Net income	—	—	—	—	28,110	7,028	35,138	—	35,138
Other comprehensive income	—	—	—	—	—	—	—	72,970	72,970
Dividends on capital stock (a)
Cash	—	—	—	—	(66)	—	(66)	—	(66)
Mandatorily redeemable capital stock	—	—	—	—	(2)	—	(2)	—	(2)
Stock	60	6,012	—	—	(6,012)	—	(6,012)	—	—

BALANCE, MARCH 31, 2017	7,691	$769,142	11,829	$1,182,936	$767,134	$85,908	$853,042	$136,180	$2,941,300

BALANCE, JANUARY 1, 2016	6,325	$632,454	9,077	$907,678	$699,213	$62,990	$762,203	$(103,023)	$2,199,312
Net transfers of shares between Class B-1 and Class B-2 Stock	2,516	251,593	(2,516)	(251,593)	—	—	—	—	—
Proceeds from sale of capital stock	—	20	2,373	237,348	—	—	—	—	237,368
Repurchase/redemption of capital stock	(1,975)	(197,462)	—	—	—	—	—	—	(197,462)
Comprehensive income
Net income	—	—	—	—	6,628	1,658	8,286	—	8,286
Other comprehensive income	—	—	—	—	—	—	—	1,219	1,219
Dividends on capital stock (b)
Cash	—	—	—	—	(66)	—	(66)	—	(66)
Mandatorily redeemable capital stock	—	—	—	—	(5)	—	(5)	—	(5)
Stock	34	3,396	—	—	(3,396)	—	(3,396)	—	—

BALANCE, MARCH 31, 2016	6,900	$690,001	8,934	$893,433	$702,374	$64,648	$767,022	$(101,804)	$2,248,652

(a) Dividends were paid at annualized rates of 0.599 percent and 1.599 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2017.

(b) Dividends were paid at annualized rates of 0.375 percent and 1.251 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2016.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$35,138	$8,286
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	15,915	23,336
Concessions on consolidated obligations	856	691
Premises, equipment and computer software costs	868	921
Non-cash interest on mandatorily redeemable capital stock	5	4
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	8
Gains on sales of held-to-maturity securities	—	(470)
Gains on sales of available-for-sale securities	(670)	(651)
Net increase in trading securities	(768)	(6,710)
Loss due to changes in net fair value adjustment on derivative and hedging activities	13,974	27,088
Increase in accrued interest receivable	(13,440)	(16,638)
Decrease in other assets	3,187	1,954
Increase (decrease) in Affordable Housing Program (AHP) liability	1,058	(1,823)
Increase in accrued interest payable	11,412	1,459
Decrease in other liabilities	(7,025)	(5,701)
Total adjustments	25,372	23,468
Net cash provided by operating activities	60,510	31,754

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	27,995	(331,866)
Net decrease (increase) in securities purchased under agreements to resell	2,350,000	(5,500,000)
Net increase in federal funds sold	(2,698,000)	(1,066,000)
Decrease in loan to other FHLBank	290,000	—
Purchases of available-for-sale securities	(1,090,625)	(3,017,229)
Proceeds from maturities of available-for-sale securities	79,609	1,421
Proceeds from sales of available-for-sale securities	169,257	874,461
Proceeds from sales of held-to-maturity securities	—	47,928
Proceeds from maturities of long-term held-to-maturity securities	117,202	126,540
Principal collected on advances	145,099,228	169,584,577
Advances made	(143,665,419)	(169,082,207)
Principal collected on mortgage loans held for portfolio	3,566	3,792
Purchases of mortgage loans held for portfolio	(57,788)	(2,598)
Purchases of premises, equipment and computer software	(1,328)	(744)
Net cash provided by (used in) investing activities	623,697	(8,361,925)

	For the Three Months Ended
	March 31,
	2017	2016
FINANCING ACTIVITIES
Net increase in deposits, including swap collateral held	400,068	79,834
Net receipts (payments) on derivative contracts with financing elements	(16,547)	1,577
Net proceeds from issuance of consolidated obligations
Discount notes	73,551,899	112,316,852
Bonds	5,598,723	3,836,000
Debt issuance costs	(890)	(765)
Payments for maturing and retiring consolidated obligations
Discount notes	(77,710,954)	(105,841,817)
Bonds	(2,457,470)	(2,902,330)
Proceeds from issuance of capital stock	295,807	237,368
Payments for redemption of mandatorily redeemable capital stock	(560)	(1)
Payments for repurchase/redemption of capital stock	(279,889)	(197,462)
Cash dividends paid	(66)	(66)
Net cash provided by (used in) financing activities	(619,879)	7,529,190

Net increase (decrease) in cash and cash equivalents	64,328	(800,981)
Cash and cash equivalents at beginning of the period	27,696	837,202
Cash and cash equivalents at end of the period	$92,024	$36,221

Supplemental Disclosures:
Interest paid	$85,909	$33,808
AHP payments, net	$2,847	$2,745
Stock dividends issued	$6,012	$3,396
Dividends paid through issuance of mandatorily redeemable capital stock	$2	$5
Variation margin recharacterized as settlement payments on derivative contracts (Note 10)	$72,053	$—

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
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2016. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 24, 2017 (the “2016 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2016 10-K.
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

Note 2—Recently Issued Accounting Guidance
Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-06, "Contingent Put and Call Options in Debt Instruments" ("ASU 2016-06"), which clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call or put option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call or put option is related to interest rates or credit risks. For public business entities, the guidance in ASU 2016-06 is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Bank), and interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. The Bank adopted this guidance effective January 1, 2017. The adoption of ASU 2016-06 has not had any impact on the Bank's results of operations or financial condition.
Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"), which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. For public business entities, the guidance in ASU 2017-08 is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for the Bank), and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts ASU 2017-08 in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The guidance is to be applied using a modified retrospective transition approach, with the cumulative-effect adjustment recognized in retained earnings as of the beginning of the period of adoption. The Bank has not yet determined the effect, if any, that the adoption of ASU 2017-08 will have on its results of operations or financial condition.

Note 3—Trading Securities
Trading securities as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
U.S. Treasury Notes	$102,036	$101,495
Other	10,421	10,143
Total	$112,457	$111,638
Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of March 31, 2017 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$487,121	$8,345	$—	$495,466
GSE obligations	6,750,769	86,268	25	6,837,012
Other	241,322	1,675	—	242,997
	7,479,212	96,288	25	7,575,475
GSE commercial mortgage-backed securities	6,244,578	49,274	15,605	6,278,247
Total	$13,723,790	$145,562	$15,630	$13,853,722
Included in the table above are GSE commercial mortgage-backed securities ("MBS") that were purchased but which had not yet settled as of March 31, 2017. The aggregate amount due of $110,425,000 is included in other liabilities on the statement of condition at that date.
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

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of March 31, 2017. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	6	$243,012	$25	—	$—	$—	6	$243,012	$25
GSE commercial MBS	8	283,988	512	64	2,061,341	15,093	72	2,345,329	15,605
Total	14	$527,000	$537	64	$2,061,341	$15,093	78	$2,588,341	$15,630

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2016. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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

At March 31, 2017, the gross unrealized losses on the Bank’s available-for-sale securities were $15,630,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of March 31, 2017, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures are rated triple-A by Moody's and Fitch, and are not rated by S&P. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at March 31, 2017 would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at March 31, 2017 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2017.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2017 and December 31, 2016 are presented below (in thousands).

	March 31, 2017		December 31, 2016
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$924,668	$926,061	$1,001,054	$1,003,309
Due after one year through five years	2,633,384	2,667,719	2,079,374	2,100,171
Due after five years through ten years	3,683,437	3,740,889	3,989,554	4,022,456
Due after ten years	237,723	240,806	212,954	215,480
	7,479,212	7,575,475	7,282,936	7,341,416
GSE commercial MBS	6,244,578	6,278,247	5,834,410	5,834,517
Total	$13,723,790	$13,853,722	$13,117,346	$13,175,933

Interest Rate Payment Terms. At March 31, 2017 and December 31, 2016, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.
Sales of Securities. During the three months ended March 31, 2017, the Bank sold an available-for-sale security with an amortized cost (determined by the specific identification method) of $168,587,000. Proceeds from the sale were $169,257,000, resulting in a realized gain of $670,000. During the three months ended March 31, 2016, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $873,810,000. Proceeds from the sales totaled $874,461,000, resulting in realized gains of $651,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2017 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$13,871	$—	$13,871	$35	$—	$13,906
State housing agency obligations	110,000	—	110,000	5	1,275	108,730
	123,871	—	123,871	40	1,275	122,636
Mortgage-backed securities
U.S. government-guaranteed residential MBS	2,403	—	2,403	1	2	2,402
GSE residential MBS	2,102,711	—	2,102,711	13,759	4,525	2,111,945
Non-agency residential MBS	109,428	16,164	93,264	14,500	1,930	105,834
GSE commercial MBS	61,811	—	61,811	—	165	61,646
	2,276,353	16,164	2,260,189	28,260	6,622	2,281,827
Total	$2,400,224	$16,164	$2,384,060	$28,300	$7,897	$2,404,463

Held-to-maturity securities as of December 31, 2016 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$15,973	$—	$15,973	$8	$94	$15,887
State housing agency obligations	110,000	—	110,000	15	1,410	108,605
	125,973	—	125,973	23	1,504	124,492
Mortgage-backed securities
U.S. government-guaranteed residential MBS	2,578	—	2,578	2	3	2,577
GSE residential MBS	2,211,159	—	2,211,159	12,086	7,914	2,215,331
Non-agency residential MBS	115,230	17,157	98,073	14,508	2,032	110,549
GSE commercial MBS	61,812	—	61,812	—	249	61,563
	2,390,779	17,157	2,373,622	26,596	10,198	2,390,020
Total	$2,516,752	$17,157	$2,499,595	$26,619	$11,702	$2,514,512

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of March 31, 2017. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income ("AOCI") and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
State housing agency obligations	1	$33,726	$1,275	—	$—	$—	1	$33,726	$1,275
Mortgage-backed securities
U.S. government-guaranteed residential MBS	1	757	2	—	—	—	1	757	2
GSE residential MBS	10	43,921	52	38	812,426	4,473	48	856,347	4,525
Non-agency residential MBS	—	—	—	19	72,872	5,497	19	72,872	5,497
GSE commercial MBS	—	—	—	3	61,646	165	3	61,646	165
Total	12	$78,404	$1,329	60	$946,944	$10,135	72	$1,025,348	$11,464

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2016. The unrealized losses include other-than-temporary impairments recorded in AOCI and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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

At March 31, 2017, the gross unrealized losses on the Bank’s held-to-maturity securities were $11,464,000, of which $5,497,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS, $4,692,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs and $1,275,000 were attributable to securities issued by a state housing agency.
As of March 31, 2017, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that its holdings of U.S. government-guaranteed MBS that were in an unrealized loss position at March 31, 2017 would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE MBS, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at March 31, 2017 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Finally, based upon the Bank's assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by the NRSROs, the Bank expects that the state housing agency debenture that was in an unrealized loss position at March 31, 2017 would not be settled at an amount less than the Bank’s amortized cost basis in this investment. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2017.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2017 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 24 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of March 31, 2017 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of March 31, 2017 assumed changes in home prices ranging from declines of 5 percent to increases of 10 percent over the 12-month period beginning January 1, 2017. For the vast majority of markets, the changes were projected to range from no change to increases of 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired at March 31, 2017.
During the year ended December 31, 2016, one of the Bank's non-agency RMBS was determined to be other-than-temporarily impaired. In addition, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013.

The following table presents a rollforward for the three months ended March 31, 2017 and 2016 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months Ended
	March 31,
	2017	2016
Balance of credit losses, beginning of period	$10,515	$11,696
Credit losses on securities for which an other-than-temporary impairment was previously recognized	—	8
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(270)	(281)
Balance of credit losses, end of period	10,245	11,423
Cumulative principal shortfalls on securities held at end of period	(1,832)	(1,668)
Cumulative amortization of the time value of credit losses at end of period	474	370
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$8,887	$10,125
   Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2017 and December 31, 2016 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2017			December 31, 2016
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$965	$965	$966	$2,007	$2,007	$2,007
Due after one year through five years	7,306	7,306	7,323	2,874	2,874	2,882
Due after five years through ten years	5,600	5,600	5,617	11,092	11,092	10,998
Due after ten years	110,000	110,000	108,730	110,000	110,000	108,605
	123,871	123,871	122,636	125,973	125,973	124,492
Mortgage-backed securities	2,276,353	2,260,189	2,281,827	2,390,779	2,373,622	2,390,020
Total	$2,400,224	$2,384,060	$2,404,463	$2,516,752	$2,499,595	$2,514,512

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $9,239,000 and $9,671,000 at March 31, 2017 and December 31, 2016, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Amortized cost of variable-rate held-to-maturity securities other than MBS	$123,871	$125,973
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	140	147
Collateralized mortgage obligations
Fixed-rate	285	305
Variable-rate	2,214,117	2,328,515
Variable-rate multi-family MBS	61,811	61,812
	2,276,353	2,390,779
Total	$2,400,224	$2,516,752

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2016 or the three months ended March 31, 2017.

Sales of Securities. The Bank did not sell any held-to-maturity securities during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $47,458,000. Proceeds from these sales totaled $47,928,000, resulting in realized gains of $470,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At March 31, 2017 and December 31, 2016, the Bank had advances outstanding at interest rates ranging from 0.46 percent to 8.27 percent and from 0.40 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	March 31, 2017		December 31, 2016
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$16,707,571	0.98%	$17,477,220	0.71%
Due after one year through two years	4,404,674	1.23	5,115,095	1.07
Due after two years through three years	1,051,397	1.64	1,059,823	1.63
Due after three years through four years	1,420,846	1.69	1,347,926	1.56
Due after four years through five years	405,603	1.71	593,061	1.74
Due after five years	5,570,469	1.04	5,431,116	0.85
Amortizing advances	1,477,875	2.72	1,448,003	2.76
Total par value	31,038,435	1.18%	32,472,244	0.97%

Premiums	33		52
Deferred net prepayment fees	(12,765)		(13,272)
Commitment fees	(121)		(123)
Hedging adjustments	33,229		47,274
Total	$31,058,811		$32,506,175

Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2017 and December 31, 2016, the Bank had aggregate prepayable and callable advances totaling $12,221,496,000 and $12,432,264,000, respectively.
The following table summarizes advances outstanding at March 31, 2017 and December 31, 2016, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2017	December 31, 2016
Due in one year or less	$24,977,660	$25,953,500
Due after one year through two years	1,995,447	2,336,974
Due after two years through three years	985,297	989,223
Due after three years through four years	798,046	757,626
Due after four years through five years	280,183	443,311
Due after five years	523,927	543,607
Amortizing advances	1,477,875	1,448,003
Total par value	$31,038,435	$32,472,244

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2017 and December 31, 2016, the Bank had putable advances outstanding totaling $1,038,071,000 and $1,053,071,000, respectively.

The following table summarizes advances outstanding at March 31, 2017 and December 31, 2016, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2017	December 31, 2016
Due in one year or less	$17,194,571	$18,153,670
Due after one year through two years	3,922,674	4,473,645
Due after two years through three years	1,046,397	1,024,823
Due after three years through four years	1,420,846	1,347,926
Due after four years through five years	405,603	593,061
Due after five years	5,570,469	5,431,116
Amortizing advances	1,477,875	1,448,003
Total par value	$31,038,435	$32,472,244

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Fixed-rate
Due in one year or less	$12,132,337	$13,417,280
Due after one year	5,855,895	6,215,744
Total fixed-rate	17,988,232	19,633,024
Variable-rate
Due in one year or less	4,663,515	4,136,153
Due after one year	8,386,688	8,703,067
Total variable-rate	13,050,203	12,839,220
Total par value	$31,038,435	$32,472,244

At March 31, 2017 and December 31, 2016, 28 percent and 25 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended March 31, 2017, gross advance prepayment fees received from members/borrowers were $292,000, of which $219,000 were deferred. During the three months ended March 31, 2016, gross advance prepayment fees received from members/borrowers were $1,344,000, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the three months ended March 31, 2017, symmetrical prepayment advances with an aggregate par value of $11,000,000 were prepaid. The difference by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $190,000 and was recorded in prepayment fees on advances, net of the associated hedging adjustments on the advances. There were no prepayments of symmetrical prepayment advances during the three months ended March 31, 2016.

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
During the three months ended March 31, 2017 and 2016, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2017 or December 31, 2016.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At March 31, 2017 and December 31, 2016, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2017 and December 31, 2016, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
 Mortgage Loans — Government-guaranteed or government-insured. The Bank’s government-guaranteed or government-insured fixed-rate mortgage loans are guaranteed or insured by the Federal Housing Administration or the Department of Veterans Affairs and were acquired through the Mortgage Partnership Finance® (“MPF”®) program (as more fully described in the Bank’s 2016 10-K) in periods prior to 2004. Any losses from these loans are expected to be recovered from those entities. Any losses from these loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed or government-insured mortgage loans. Government-guaranteed or government-insured loans are not placed on nonaccrual status.
Mortgage Loans — Conventional Mortgage Loans. The Bank’s conventional mortgage loans have also been acquired through the MPF program. The allowance for losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF program. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for loan losses.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment by payment status for mortgage loans at March 31, 2017 and December 31, 2016 (dollars in thousands).

	March 31, 2017			December 31, 2016
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$2,371	$978	$3,349	$899	$989	$1,888
60-89 days delinquent	108	234	342	191	172	363
90 days or more delinquent	282	68	350	276	130	406
Total past due	2,761	1,280	4,041	1,366	1,291	2,657
Total current loans	154,036	20,939	174,975	99,690	22,386	122,076
Total mortgage loans	$156,797	$22,219	$179,016	$101,056	$23,677	$124,733

Other delinquency statistics:
In process of foreclosure (1)	$86	$54	$140	$57	$28	$85
Serious delinquency rate (2)	0.2%	0.3%	0.2%	0.3%	0.6%	0.3%
Past due 90 days or more and still accruing interest (3)	$—	$68	$68	$—	$130	$130
Nonaccrual loans	$282	$—	$282	$276	$—	$276
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At March 31, 2017 and December 31, 2016, the Bank’s other assets included $120,000 and $89,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At March 31, 2017 and December 31, 2016, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount.

Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $141,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at March 31, 2017. There was no activity in the allowance for credit losses during the three months ended March 31, 2017 or 2016.

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of March 31, 2017 and December 31, 2016 (in thousands).

	March 31, 2017	December 31, 2016
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$141	$141

Recorded investment
Individually evaluated for impairment	$282	$276
Collectively evaluated for impairment	156,515	100,780
	$156,797	$101,056

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $959 billion and $989 billion at March 31, 2017 and December 31, 2016, respectively. The Bank was the primary obligor on $53.1 billion and $54.1 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2017 and December 31, 2016 (in thousands, at par value).

	March 31, 2017	December 31, 2016
Fixed-rate	$10,297,995	$10,952,280
Variable-rate	16,601,000	13,151,000
Step-up	3,174,500	2,829,500
Step-down	200,000	200,000
Total par value	$30,273,495	$27,132,780

At March 31, 2017 and December 31, 2016, 94 percent and 91 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2017 and December 31, 2016, by contractual maturity (dollars in thousands):

	March 31, 2017		December 31, 2016
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$17,978,410	0.78%	$16,586,590	0.66%
Due after one year through two years	4,915,390	1.37	4,045,240	1.42
Due after two years through three years	1,843,225	1.23	1,617,600	1.15
Due after three years through four years	1,299,405	1.71	980,100	1.63
Due after four years through five years	1,666,815	1.43	1,546,000	1.38
Due after five years	2,570,250	2.03	2,357,250	1.99
Total par value	30,273,495	1.08%	27,132,780	0.99%

Premiums	10,101		10,993
Discounts	(1,627)		(1,477)
Debt issuance costs	(1,343)		(1,308)
Hedging adjustments	(152,669)		(143,501)
Total	$30,127,957		$26,997,487

At March 31, 2017 and December 31, 2016, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2017	December 31, 2016
Non-callable bonds	$24,596,245	$21,747,530
Callable bonds	5,677,250	5,385,250
Total par value	$30,273,495	$27,132,780

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2017 and December 31, 2016, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2017	December 31, 2016
Due in one year or less	$23,468,660	$21,749,840
Due after one year through two years	4,417,390	3,607,240
Due after two years through three years	1,643,225	1,262,600
Due after three years through four years	614,405	415,100
Due after four years through five years	69,815	89,000
Due after five years	60,000	9,000
Total par value	$30,273,495	$27,132,780

  Discount Notes. At March 31, 2017 and December 31, 2016, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2017	$22,783,297	$22,807,692	0.59%

December 31, 2016	$26,941,782	$26,964,305	0.46%

Note 9—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2017 and 2016 (in thousands):

	Quarter Ended March 31,
	2017	2016
Balance, beginning of period	$22,871	$22,710
AHP assessment	3,905	922
Grants funded, net of recaptured amounts	(2,847)	(2,745)
Balance, end of period	$23,929	$20,887

Note 10—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of March 31, 2017 or December 31, 2016.
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
For cleared derivatives, all transactions with each clearing member of each clearinghouse are netted pursuant to legally enforceable setoff rights. Cleared derivatives are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Effective January 3, 2017, one of the Bank's two clearinghouse counterparties made certain amendments to its rulebook that changed the legal characterization of variation margin payments on cleared derivatives to settlements on the contracts. Prior to January 3, 2017, these amounts were characterized as collateral pledged to secure outstanding credit exposure on the derivative contracts. Initial and variation margin (regardless of whether it is characterized as collateral or settlements) is typically delivered/paid (or returned/received) daily and is not subject to any maximum unsecured thresholds. The Bank offsets the fair value amounts recognized for cleared derivatives transacted with each clearing member of each clearinghouse (which fair value amounts include, in the case of one clearinghouse counterparty, variation margin paid or received on daily settled contracts) and any cash collateral pledged or received.
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties and variation margin received or paid on daily settled derivative contracts as of March 31, 2017 and December 31, 2016 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are presented in the same manner as collateral (i.e., as amounts that are offset in the statement of condition).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
March 31, 2017

Assets

Derivatives
Bilateral derivatives	$12,449	$(3,229)	$9,220	$(8,999)	(2)	$221
Cleared derivatives	236,098	(219,106)	16,992	—		16,992
Total derivatives	248,547	(222,335)	26,212	(8,999)		17,213
Securities purchased under agreements to resell	750,000	—	750,000	(750,000)		—

Total assets	$998,547	$(222,335)	$776,212	$(758,999)		$17,213

Liabilities

Derivatives
Bilateral derivatives	$238,284	$(215,895)	$22,389	$—		$22,389
Cleared derivatives	189,335	(189,335)	—	—	(3)	—

Total liabilities	$427,619	$(405,230)	$22,389	$—		$22,389

December 31, 2016

Assets

Derivatives
Bilateral derivatives	$12,620	$(3,443)	$9,177	$(8,511)	(2)	$666
Cleared derivatives	227,785	(221,325)	6,460	—		6,460
Total derivatives	240,405	(224,768)	15,637	(8,511)		7,126
Securities purchased under agreements to resell	3,100,000	—	3,100,000	(3,100,000)		—

Total assets	$3,340,405	$(224,768)	$3,115,637	$(3,108,511)		$7,126

Liabilities

Derivatives
Bilateral derivatives	$256,453	$(243,853)	$12,600	$—		$12,600
Cleared derivatives	200,832	(199,089)	1,743	(1,743)	(4)	—

Total liabilities	$457,285	$(442,942)	$14,343	$(1,743)		$12,600
_____________________________

(1)
Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
The Bank had pledged securities with an aggregate fair value of $564,400,000 at March 31, 2017 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with an aggregate fair value of $611,608,000 at December 31, 2016 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 11—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of March 31, 2017, it was not a party to any forward rate agreements.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (before consideration of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at March 31, 2017 and December 31, 2016 (in thousands).

	March 31, 2017			December 31, 2016
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$4,961,411	$23,562	$61,455	$5,002,011	$20,367	$74,032
Available-for-sale securities	13,747,673	182,995	203,729	13,106,770	175,507	223,122
Consolidated obligation bonds	12,843,365	7,189	132,538	12,776,280	10,756	129,772
Consolidated obligation discount notes	425,000	20,557	—	425,000	19,050	486
Interest rate swaptions related to advances	2,000	44	—	3,000	66	—
Total derivatives designated as hedging instruments under ASC 815	31,979,449	234,347	397,722	31,313,061	225,746	427,412
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Available-for-sale securities	2,654	38	23	2,624	34	27
Consolidated obligation discount notes	598,300	1,688	—	1,276,563	2,626	—
Basis swaps	1,000,000	—	256	1,000,000	—	676
Intermediary transactions	1,350,823	11,953	9,583	341,671	11,174	10,128
Other	325,000	—	19,634	325,000	—	18,479
Mortgage delivery commitments	6,504	22	—	2,030	2	—
Interest rate caps
Held-to-maturity securities	1,200,000	98	—	1,200,000	260	—
Intermediary transactions	80,000	401	401	80,000	563	563
Total derivatives not designated as hedging instruments under ASC 815	4,563,281	14,200	29,897	4,227,888	14,659	29,873
Total derivatives before collateral, variation margin for daily settled contracts and netting adjustments	$36,542,730	248,547	427,619	$35,540,949	240,405	457,285

Cash collateral (including related accrued interest) and variation margin for daily settled contracts		(102,845)	(285,740)		(94,650)	(312,824)
Netting adjustments		(119,490)	(119,490)		(130,118)	(130,118)
Total collateral, variation margin for daily settled contracts and netting adjustments(1)		(222,335)	(405,230)		(224,768)	(442,942)
Net derivative balances reported in statements of condition		$26,212	$22,389		$15,637	$14,343
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions (including variation margin for daily settled contracts) as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2017 and 2016 (in thousands).

	Gain (Loss) Recognized in Earnings for the
	Three Months Ended March 31,
	2017	2016
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$1,102	$(13,308)
Interest rate swaptions	(22)	(8)
Total net gain (loss) related to fair value hedge ineffectiveness	1,080	(13,316)
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	3,100	(3,384)
Net interest income on interest rate swaps	448	168
Interest rate caps	(161)	(407)
Mortgage delivery commitments	241	—
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	3,628	(3,623)
Price alignment amount on variation margin for daily settled derivative contracts	119	—
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$4,827	$(16,939)
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2017 and 2016 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)
Three Months Ended March 31, 2017
Advances	$13,723	$(13,637)	$86	$(10,899)
Available-for-sale securities	30,752	(31,464)	(712)	(30,678)
Consolidated obligation bonds	(7,459)	9,165	1,706	11,617
Total	$37,016	$(35,936)	$1,080	$(29,960)
Three Months Ended March 31, 2016
Advances	$(51,167)	$51,092	$(75)	$(17,849)
Available-for-sale securities	(314,599)	303,960	(10,639)	(38,138)
Consolidated obligation bonds	49,744	(52,346)	(2,602)	17,753
Total	$(316,022)	$302,706	$(13,316)	$(38,234)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

The following table presents, by type of hedged item, the losses on derivatives in ASC 815 cash flow hedging relationships that were recognized in other comprehensive income and the losses reclassified from AOCI into earnings for the three months ended March 31, 2017 and 2016 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2017	2016
Interest rate swaps related to anticipated issuances of consolidated obligation discount notes
Amount of losses recognized in other comprehensive income on derivatives (effective portion)	$147	$5,359
Amount of losses reclassified from AOCI into interest expense (effective portion) (1)	800	639
Amount of losses recognized in net gains (losses) on derivatives and hedging activities (ineffective portion)	—	—
_____________________________

(1)	Represents net interest expense associated with the derivatives.

For the three months ended March 31, 2017 and 2016, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At March 31, 2017, $1,506,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At March 31, 2017, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 9.5 years.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The majority of the Bank's derivative contracts have been cleared through third-party central clearinghouses (as of March 31, 2017, the notional balance of cleared transactions outstanding totaled $24.5 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of March 31, 2017, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $11.3 billion and $0.7 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
The notional amount of the Bank's interest rate exchange agreements does not reflect its credit risk exposure, which is much less than the notional amount. The Bank's net credit risk exposure is based on the current estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with individual counterparties, if those counterparties were to default, after taking into account the value of any cash and/or securities collateral held or remitted by the Bank. For counterparties with which the Bank is in a net gain position, the Bank has credit exposure when the collateral it is holding (if any) has a value less than the amount of the gain. For counterparties with which the Bank is in a net loss position, the Bank has credit exposure when it has delivered collateral with a value greater than the amount of the loss position. The net exposure on derivative agreements is presented in Note 10. Based on the netting provisions and collateral requirements (or variation margin on daily settled contracts) associated with its derivative agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.

Note 12—Capital
At all times during the three months ended March 31, 2017, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$705,553	$2,807,985	$683,690	$2,757,549
Total capital	$2,301,027	$2,807,985	$2,328,483	$2,757,549
Total capital-to-assets ratio	4.00%	4.88%	4.00%	4.74%
Leverage capital	$2,876,284	$4,211,977	$2,910,604	$4,136,324
Leverage capital-to-assets ratio	5.00%	7.32%	5.00%	7.11%
Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2016, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.1 percent of outstanding advances, except as described below.
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
The Bank generally repurchases surplus stock quarterly. For the repurchase that occurred during the three months ended March 31, 2017, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 28, 2017, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 28, 2017, the Bank repurchased surplus stock totaling $148,179,500, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

Note 13—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Service cost	$6	$6
Interest cost	5	7
Amortization of prior service cost	5	5
Amortization of net actuarial gain	(26)	(24)
Net periodic benefit credit	$(10)	$(6)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the three months ended March 31, 2017 and 2016, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2017 and December 31, 2016. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of March 31, 2017, three vendor prices were received for substantially all of the Bank’s trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
As the collateral (or variation margin in the case of daily settled contracts) and netting provisions of the Bank’s arrangements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 10), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to non-binding dealer estimates (in the case of bilateral derivatives) and clearinghouse valuations (in the case of cleared derivatives) and may also compare its fair values to those of similar instruments to ensure that the fair values are reasonable.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at March 31, 2017 or December 31, 2016.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2017 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$92,024	$92,024	$92,024	$—		$—		$—
Interest-bearing deposits	397	397	—	397		—		—
Securities purchased under agreements to resell	750,000	750,000	—	750,000		—		—
Federal funds sold	8,940,000	8,940,000	—	8,940,000		—		—
Trading securities (1)	112,457	112,457	10,421	102,036		—		—
Available-for-sale securities (1)	13,853,722	13,853,722	—	13,853,722		—		—
Held-to-maturity securities	2,384,060	2,404,463	—	2,298,629	(2)	105,834	(3)	—
Advances	31,058,811	31,077,225	—	31,077,225		—		—
Mortgage loans held for portfolio, net	178,107	181,219	—	181,219		—		—
Accrued interest receivable	101,383	101,383	—	101,383		—		—
Derivative assets (1)	26,212	26,212	—	248,547		—		(222,335)

Liabilities:
Deposits	1,432,031	1,432,089	—	1,432,089		—		—
Consolidated obligations
Discount notes	22,783,297	22,775,248	—	22,775,248		—		—
Bonds	30,127,957	30,071,367	—	30,071,367		—		—
Mandatorily redeemable capital stock	2,865	2,865	2,865	—		—		—
Accrued interest payable	54,688	54,688	—	54,688		—		—
Derivative liabilities (1)	22,389	22,389	—	427,619		—		(405,230)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of March 31, 2017.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

(4)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions (including variation margin for daily settled contracts) as well as any cash collateral held or placed with those same counterparties. The estimated fair values of the Bank's derivative assets and liabilities are before consideration of variation margin for daily settled contracts.

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

Note 15—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At March 31, 2017, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $906 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At March 31, 2017 and December 31, 2016, the Bank had commitments to make additional advances totaling approximately $33,032,000 and $35,400,000, respectively. In addition, outstanding standby letters of credit totaled $11,296,644,000 and $11,186,897,000 at March 31, 2017 and December 31, 2016, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 7).
At March 31, 2017 and December 31, 2016, the Bank had commitments to purchase conventional mortgage loans totaling $6,504,000 and $2,030,000, respectively, from certain of its members that participate in the MPF program.
At March 31, 2017 and December 31, 2016, the Bank had commitments to issue $515,370,000 and $45,000,000, respectively, of consolidated obligation bonds, of which $505,370,000 and $45,000,000, respectively, were hedged with interest rate swaps. In addition, at December 31, 2016, the Bank had commitments to issue $500,000 of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at March 31, 2017.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of March 31, 2017 and December 31, 2016, the Bank had pledged cash collateral of $212,516,000 and $312,705,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of March 31, 2017 and December 31, 2016, the Bank had pledged securities with carrying values (and fair values) of $564,400,000 and $613,351,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Note 17 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the three months ended March 31, 2017, interest income from loans to other FHLBanks totaled $9,592. The Bank did not loan any short-term federal funds to other FHLBanks during the three months ended March 31, 2016. The following table summarizes the Bank’s loans to other FHLBanks during the three months ended March 31, 2017 (in thousands).

Three Months Ended March 31, 2017
Balance at January 1,	$290,000
Loans made to:
FHLBank of Boston	75,000
Collections from:
FHLBank of San Francisco	(290,000)
FHLBank of Boston	(75,000)
Balance at March 31,	$—
During the three months ended March 31, 2017 and 2016, interest expense on borrowings from other FHLBanks totaled $158 and $1,021, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of Topeka	10,000	105,000
Repayments to:
FHLBank of Topeka	(10,000)	(105,000)
Balance at March 31,	$—	$—

Note 18 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three months ended March 31, 2017 and 2016 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended March 31, 2017
Balance at January 1, 2017	$58,587	$20,380	$(17,157)	$1,400	$63,210
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(670)	—	—	—	(670)
Losses on cash flow hedges included in interest expense	—	800	—	—	800
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(21)	(21)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	72,015	—	—	—	72,015
Unrealized losses on cash flow hedges	—	(147)	—	—	(147)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	993	—	993
Total other comprehensive income (loss)	71,345	653	993	(21)	72,970
Balance at March 31, 2017	$129,932	$21,033	$(16,164)	$1,379	$136,180

Three Months Ended March 31, 2016
Balance at January 1, 2016	$(82,278)	$(847)	$(21,376)	$1,478	$(103,023)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(651)	—	—	—	(651)
Losses on cash flow hedges included in interest expense	—	639	—	—	639
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	5,665	—	—	—	5,665
Unrealized losses on cash flow hedges	—	(5,359)	—	—	(5,359)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(302)	—	(302)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,246	—	1,246
Total other comprehensive income (loss)	5,014	(4,720)	944	(19)	1,219
Balance at March 31, 2016	$(77,264)	$(5,567)	$(20,432)	$1,459	$(101,804)

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 24, 2017 (the “2016 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies, credit unions, and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, substantially all of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small portfolio of government-guaranteed or government-insured and conventional mortgage loans which were acquired through the Mortgage Partnership Finance® (“MPF”®) Program administered by the FHLBank of Chicago. The majority of the loans were acquired in 2016 and the first quarter of 2017, and all of those loans are conventional loans. The remainder of the MPF portfolio is comprised of government-guaranteed or government-insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of March 31, 2017, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank’s profitability objective is to generate sufficient earnings to allow the Bank to continue to increase its retained earnings and pay dividends on capital stock at rates that meet the Bank's dividend targets. The Bank's target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter. The target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average one-month LIBOR rate for the preceding quarter plus 0.5 - 1.0 percent. While the Bank has had a long-standing practice of paying quarterly dividends, future dividend payments cannot be assured.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2017 and December 31, 2016.

MEMBERSHIP SUMMARY
	March 31, 2017	December 31, 2016
Commercial banks	617	621
Savings institutions	61	60
Credit unions	108	108
Insurance companies	36	37
Community Development Financial Institutions	6	5
Total members	828	831
Housing associates	8	8
Non-member borrowers	7	8
Total	843	847
Community Financial Institutions (“CFIs”) (1)	615	619
_____________________________

(1)
The figures shown reflect the number of institutions that were Community Financial Institutions as of March 31, 2017 and December 31, 2016 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2017, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2016, 2015 and 2014 of less than $1.148 billion. For 2016, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2015, 2014 and 2013 of less than $1.128 billion.
Financial Market Conditions
Economic growth in the United States expanded slightly during the first quarter of 2017. The gross domestic product increased at an annual rate of 0.7 percent during the first quarter of 2017, after increasing at an annual rate of 1.6 percent during 2016. The nationwide unemployment rate was 4.5 percent at March 31, 2017, down slightly from 4.7 percent at December 31, 2016. Housing prices continued to increase in most major metropolitan areas.
At a meeting that was held on January 31, 2017 and February 1, 2017, the Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0.50 percent and 0.75 percent. Then at a meeting held on March 14/15, 2017, the FOMC raised its target for the federal funds rate to a range between 0.75 percent and 1.00 percent. At its May 2/3, 2017 meeting, the FOMC maintained its target range of 0.75 percent to 1.00 percent for the federal funds rate and stated that it expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate. The FOMC further stated that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. The FOMC's next regular meeting is scheduled to occur on June 13/14, 2017.
One-month and three-month LIBOR increased during the first three months of 2017, with one-month and three-month LIBOR ending the first quarter at 0.98 percent and 1.15 percent, respectively, as compared to 0.77 percent and 1.00 percent, respectively, at the end of 2016.

The following table presents information on various market interest rates at March 31, 2017 and December 31, 2016 and various average market interest rates for the three-month periods ended March 31, 2017 and 2016.

	Ending Rate		Average Rate
	March 31, 2017	December 31, 2016	First Quarter 2017	First Quarter 2016
Federal Funds Target (1)	1.00%	0.75%	0.80%	0.50%
Average Effective Federal Funds Rate (2)	0.82%	0.55%	0.70%	0.36%
1-month LIBOR (1)	0.98%	0.77%	0.83%	0.43%
3-month LIBOR (1)	1.15%	1.00%	1.07%	0.62%
2-year LIBOR (1)	1.62%	1.45%	1.56%	0.90%
5-year LIBOR (1)	2.05%	1.98%	2.03%	1.30%
10-year LIBOR (1)	2.38%	2.34%	2.38%	1.77%
3-month U.S. Treasury (1)	0.76%	0.51%	0.61%	0.29%
2-year U.S. Treasury (1)	1.27%	1.20%	1.24%	0.84%
5-year U.S. Treasury (1)	1.93%	1.93%	1.95%	1.37%
10-year U.S. Treasury (1)	2.40%	2.45%	2.45%	1.91%
_____________________________

(1)	Source: Bloomberg (reflects upper end of target range)

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2017 Summary

•
The Bank ended the first quarter of 2017 with total assets of $57.5 billion compared with $58.2 billion at the end of 2016. The $0.7 billion decrease in total assets during the three-month period was attributable primarily to a decrease in the Bank's advances ($1.4 billion), offset by an increase in its long-term investments ($0.6 billion).

•	Total advances decreased from $32.5 billion at December 31, 2016 to $31.1 billion at March 31, 2017.

•	During the first quarter of 2017, the Bank acquired $55.9 million (unpaid principal balance) of conventional mortgage loans through the MPF Program.

•
The Bank’s net income for the three months ended March 31, 2017 was $35.1 million, as compared to $8.3 million during the corresponding period in 2016. The increase of $26.8 million for the three months ended March 31, 2017 compared to the corresponding period in 2016 was due primarily to a $17.0 million increase in net interest income and a $15.7 million favorable change in the aggregate net gains and losses associated with the Bank's derivatives and hedging activities and its trading securities portfolio (most of which are expected to be transitory in nature), offset by a $2.8 million increase in other expenses and a $3.0 million increase in Affordable Housing Program expenses. For additional discussion, see the section entitled "Results of Operations" beginning on page 56 of this report.

•
At all times during the first three months of 2017, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $853.0 million (1.48 percent of total assets) at March 31, 2017 from $824.0 million (1.42 percent of total assets) at December 31, 2016.

•
During the first quarter of 2017, the Bank paid dividends totaling $6.1 million. The Bank’s first quarter 2017 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.599 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2016) and 1.599 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2016 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2017	2016
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$31,058,811	$32,506,175	$31,821,835	$31,122,698	$24,294,953
Investments (1)	26,040,636	25,419,421	26,200,193	22,982,268	24,989,577
Mortgage loans	178,248	124,102	70,129	67,009	54,051
Allowance for credit losses on mortgage loans	141	141	141	141	141
Total assets	57,525,685	58,212,077	58,357,619	54,438,210	49,503,208
Consolidated obligations — discount notes	22,783,297	26,941,782	31,099,645	30,047,547	27,023,718
Consolidated obligations — bonds	30,127,957	26,997,487	23,122,425	20,747,687	19,006,826
Total consolidated obligations(2)	52,911,254	53,939,269	54,222,070	50,795,234	46,030,544
Mandatorily redeemable capital stock(3)	2,865	3,417	2,341	3,251	8,936
Capital stock — putable	1,952,078	1,930,148	1,880,042	1,810,769	1,583,434
Unrestricted retained earnings	767,134	745,104	727,513	715,278	702,374
Restricted retained earnings	85,908	78,880	73,110	68,885	64,648
Total retained earnings	853,042	823,984	800,623	784,163	767,022
Accumulated other comprehensive income (loss)	136,180	63,210	(23,000)	(124,157)	(101,804)
Total capital	2,941,300	2,817,342	2,657,665	2,470,775	2,248,652
Dividends paid(3)	6,080	5,488	4,665	4,048	3,467
Income statement (for the quarter)
Net interest income	$52,746	$46,815	$44,668	$37,813	$35,734
Other income (loss)	8,557	7,122	2,405	5,393	(7,096)
Other expense	22,260	21,882	23,600	19,662	19,430
AHP assessment	3,905	3,206	2,348	2,355	922
Net income	35,138	28,849	21,125	21,189	8,286
Performance ratios
Net interest margin(4)	0.38%	0.32%	0.31%	0.30%	0.31%
Return on average assets	0.25	0.20	0.15	0.17	0.07
Return on average equity	4.83	4.12	3.23	3.46	1.51
Return on average capital stock (5)	7.05	5.90	4.49	4.88	2.10
Total average equity to average assets	5.21	4.80	4.61	4.79	4.83
Regulatory capital ratio(6)	4.88	4.74	4.60	4.77	4.77
Dividend payout ratio (3)(7)	17.30	19.02	22.08	19.10	41.84
Average effective federal funds rate(8)	0.70%	0.45%	0.40%	0.37%	0.36%

_____________________________

(1)
Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $959 billion, $989 billion, $968 billion, $964 billion and $897 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $53 billion, $54 billion, $54 billion, $51 billion and $46 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $6 thousand, $4 thousand, $9 thousand, $11 thousand and $4 thousand for the quarters ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

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

Financial Condition
The following table provides selected period-end balances as of March 31, 2017 and December 31, 2016, as well as selected average balances for the three-month period ended March 31, 2017 and the year ended December 31, 2016. As shown in the table, the Bank’s total assets decreased by 1.2 percent between December 31, 2016 and March 31, 2017, due primarily to a $1.4 billion decrease in the Bank's advances, offset by an increase in its long-term investments of $0.6 billion. As the Bank’s assets decreased, the funding for those assets also decreased. During the three months ended March 31, 2017, total consolidated obligations decreased by $1.0 billion as consolidated obligation discount notes decreased by $4.1 billion and consolidated obligation bonds increased by $3.1 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2017
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2016
Advances	$31,059	$(1,447)	(4.5)%	$32,506
Short-term liquidity holdings
Securities purchased under agreements to resell	750	(2,350)	(75.8)%	3,100
Federal funds sold	8,940	2,698	43.2%	6,242
Loan to other FHLBank	—	(290)	(100.0)%	290
Long-term investments
Trading securities	102	1	1.0%	101
Available-for-sale securities	13,854	678	5.1%	13,176
Held-to-maturity securities	2,384	(116)	(4.6)%	2,500
Mortgage loans, net	178	54	43.5%	124
Total assets	57,526	(686)	(1.2)%	58,212
Consolidated obligations — bonds	30,128	3,131	11.6%	26,997
Consolidated obligations — discount notes	22,783	(4,159)	(15.4)%	26,942
Total consolidated obligations	52,911	(1,028)	(1.9)%	53,939
Mandatorily redeemable capital stock	3	—	—%	3
Capital stock	1,952	22	1.1%	1,930
Retained earnings	853	29	3.5%	824
Average total assets	56,607	3,707	7.0%	52,900
Average capital stock	2,022	232	13.0%	1,790
Average mandatorily redeemable capital stock	3	(2)	(40.0)%	5

Advances
The Bank's advances balances (at par value) decreased by $1.5 billion (4.5 percent) during the first three months of 2017. The decrease in the Bank's advances was due largely to a decrease in overnight advances. The following table presents advances outstanding, by type of institution, as of March 31, 2017 and December 31, 2016.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial banks	$22,969	74%	$23,416	72%
Credit unions	3,057	10	2,851	9
Insurance companies	2,829	9	2,817	9
Savings institutions	2,083	7	3,318	10
Community Development Financial Institutions	14	—	14	—
Total member advances	30,952	100	32,416	100
Housing associates	76	—	46	—
Non-member borrowers	10	—	10	—
Total par value of advances	$31,038	100%	$32,472	100%
Total par value of advances outstanding to CFIs (1)	$6,727	22%	$6,758	21%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of March 31, 2017 and December 31, 2016 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2017, advances outstanding to the Bank’s five largest borrowers totaled $8.8 billion, representing 28.3 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2016 totaled $8.6 billion, representing 26.4 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2017.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2017
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$2,800	9.0%
Whitney Bank	1,754	5.7
Texas Capital Bank, N.A.	1,500	4.8
Centennial Bank	1,455	4.7
Prosperity Bank	1,271	4.1
	$8,780	28.3%

The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2017 and December 31, 2016.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2017		December 31, 2016
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$16,510	53.2%	$18,185	56.0%
Adjustable/variable-rate indexed	13,050	42.0	12,839	39.5
Amortizing	1,478	4.8	1,448	4.5
Total par value	$31,038	100.0%	$32,472	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2016 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in the 2016 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Holdings
At March 31, 2017, the Bank’s short-term liquidity holdings were comprised of $8.9 billion of overnight federal funds sold and $0.8 billion of overnight reverse repurchase agreements. At December 31, 2016, the Bank’s short-term liquidity holdings were comprised of $6.5 billion of overnight federal funds sold (including a $0.3 billion loan to another FHLBank) and $3.1 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during the three months ended March 31, 2017 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. As of March 31, 2017, the Bank’s overnight federal funds sold consisted of $3.0 billion sold to counterparties rated double-A, $5.2 billion sold to counterparties rated single-A and $0.7 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2016 10-K. For the three months ended March 31, 2017, the Bank's core mission asset ("CMA") ratio was 63.27 percent. In comparison, the Bank's CMA ratio was 60.74 percent for the year ended December 31, 2016.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2017 and December 31, 2016 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
March 31, 2017	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$14	$495	$102	$611	$14
GSE obligations	—	6,837	—	6,837	—
State housing agency obligations	110	—	—	110	109
Other	—	243	—	243	—
Total debentures	124	7,575	102	7,801	123

Mortgage-backed securities ("MBS") portfolio
U.S. government-guaranteed residential MBS	2	—	—	2	2
GSE residential MBS	2,103	—	—	2,103	2,112
GSE commercial MBS	62	6,278	—	6,340	62
Non-agency residential MBS	93	—	—	93	106
Total MBS	2,260	6,278	—	8,538	2,282
Total long-term investments	$2,384	$13,853	$102	$16,339	$2,405

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2016	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$16	$496	$101	$613	$16
GSE obligations	—	6,526	—	6,526	—
State housing agency obligations	110	—	—	110	109
Other	—	320	—	320	—
Total debentures	126	7,342	101	7,569	125

Mortgage-backed securities portfolio
U.S. government-guaranteed residential MBS	3	—	—	3	3
GSE residential MBS	2,211	—	—	2,211	2,215
GSE commercial MBS	61	5,834	—	5,895	61
Non-agency residential MBS	98	—	—	98	111
Total MBS	2,373	5,834	—	8,207	2,390
Total long-term investments	$2,499	$13,176	$101	$15,776	$2,515

As of March 31, 2017, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE mortgage-backed securities ("MBS") were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), are currently rated triple-A by Moody's and Fitch. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table on page 47.

During the three months ended March 31, 2017, the Bank acquired (based on trade date) $431 million of GSE commercial MBS ("CMBS") and $472 million of GSE debentures, all of which were classified as available-for-sale. All of the Bank's CMBS holdings are backed by multi-family loans. During this same three-month period, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $117.2 million and $79.6 million, respectively.
During the three months ended March 31, 2017, the Bank sold a $175 million (par value) GSE debenture classified as available-for-sale. The gain recognized on this sale totaled $0.7 million. The proceeds from this sale were reinvested in higher yielding GSE CMBS.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At March 31, 2017, the Bank held $8.5 billion (amortized cost) of MBS, which represented 303 percent of its total regulatory capital as of that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
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
Gross unrealized losses on the Bank’s MBS investments decreased from $46.8 million at December 31, 2016 to $25.8 million at March 31, 2017. As of March 31, 2017, $15.8 million of the gross unrealized losses related to the Bank’s holdings of GSE CMBS, $5.5 million related to non-agency RMBS and $4.5 million related to GSE RMBS. At March 31, 2017, gross unrealized losses associated with the Bank's non-MBS investments totaled $1.3 million.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2017 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of March 31, 2017. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$6,397	$6,397	$6,397	$6,122	$275
Triple-B	3	13,959	13,959	13,959	13,371	588
Double-B	1	490	490	490	487	3
Single-B	5	17,277	17,167	15,505	15,514	1,653
Triple-C	12	72,211	65,245	52,194	63,923	2,972
Single-D	1	7,882	6,073	4,622	6,326	—
Not Rated	1	97	97	97	91	6
Total	24	$118,313	$109,428	$93,264	$105,834	$5,497

At March 31, 2017, the Bank’s portfolio of non-agency RMBS was comprised of 5 securities with an aggregate unpaid principal balance of $15 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $103 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2016, the Bank’s portfolio of non-agency RMBS was comprised of 5 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $16 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $108 million. A summary of the Bank’s non-agency RMBS as of December 31, 2016 by classification by the originator at the time of issuance and collateral type is presented in the 2016 10-K; there were no material changes to this information during the three months ended March 31, 2017.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of March 31, 2017 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 10 of this report).
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through March 31, 2017, the Bank has amortized $0.5 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on these securities have totaled $1.8 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $2.9 million. Based on the cash flow analyses performed as of March 31, 2017, the Bank currently expects to recover in future periods an additional $8.5 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through March 31, 2017.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of March 31, 2017 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning January 1, 2017 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. None of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($2.2 billion par value at March 31, 2017) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2017, one-month LIBOR was 0.98 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 15.29 percent. The largest concentration of embedded effective caps ($1.8 billion) was between 6.00 percent and 6.50 percent. As of March 31, 2017, one-month LIBOR rates were 497 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.2 billion of interest rate caps with remaining maturities ranging from 18 months to 53 months as of March 31, 2017, and strike rates of 6.50 percent. If three-month LIBOR rises above 6.5 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between 6.50 percent and three-month LIBOR.
The following table provides a summary of the notional amounts and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of March 31, 2017.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount
Third quarter 2018	$200
First quarter 2019	250
Third quarter 2021 (1)	750
$1,200

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.

Consolidated Obligations and Deposits
During the three months ended March 31, 2017, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $3.1 billion and its outstanding consolidated obligation discount notes decreased by $4.2 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2017 and December 31, 2016.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2017		December 31, 2016
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$7,995	26.4%	$8,597	31.7%
Callable	2,303	7.6	2,356	8.7
Variable-rate	16,601	54.8	13,151	48.5
Callable step-up	3,174	10.5	2,829	10.4
Callable step-down	200	0.7	200	0.7
Total par value	$30,273	100.0%	$27,133	100.0%

During the first three months of 2017, the Bank issued $6.1 billion of consolidated obligation bonds and approximately $30.4 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes, as well as to fund the increase in the Bank's investment portfolio. At March 31, 2017 and December 31, 2016, discount notes comprised approximately 43 percent and 50 percent, respectively, of the Bank's total outstanding consolidated obligations. During the three months ended March 31, 2017, the Bank's bond issuance (based on par value) consisted of approximately $4.0 billion of variable-rate bonds, $1.4 billion of fixed-rate non-callable bonds (most of which were swapped), and $0.7 billion of swapped fixed-rate callable bonds (including step-up bonds).

The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 30 basis points during the three months ended March 31, 2017, compared to LIBOR minus 33 basis points during the three months ended December 31, 2016 and LIBOR minus 12 basis points during the three months ended March 31, 2016. The Bank's funding levels (relative to LIBOR) for consolidated obligation bonds improved significantly during the last nine months of 2016. The widening of swap spreads in the second and third quarters of 2016 relative to U.S. Treasury debt was mainly due to then impending changes to the rules that govern money market funds, which became effective in October 2016. Floating rate bond spreads (relative to LIBOR) improved to their historically most favorable level in February 2017 and then began to deteriorate slightly as short-term rates increased throughout March 2017. Two-year to five-year bond spreads improved throughout the quarter ended March 31, 2017.

The cost of the Bank's discount notes increased slightly during the first quarter of 2017 as a result of market expectations that the FOMC would increase the target federal funds rate at its March 2017 meeting.
Demand and term deposits were $1.4 billion and $1.0 billion at March 31, 2017 and December 31, 2016, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $1.95 billion and $1.93 billion at March 31, 2017 and December 31, 2016, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $1.79 billion for the year ended December 31, 2016 to $2.02 billion for the three months ended March 31, 2017.
Mandatorily redeemable capital stock outstanding at March 31, 2017 and December 31, 2016 was $2.9 million and $3.4 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At March 31, 2017 and December 31, 2016, the Bank’s five largest shareholders collectively held $401 million and $378 million, respectively, of capital stock, which represented 20.5 percent and 19.6 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2017.
FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2017
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$121,800	6.2%
Whitney Bank	75,791	3.9
Prosperity Bank	73,988	3.8
Centennial Bank	68,205	3.5
Southside Bank	61,305	3.1
	$401,089	20.5%
As of March 31, 2017, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
The following table presents outstanding capital stock, by type of institution, as of March 31, 2017 and December 31, 2016.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	March 31, 2017		December 31, 2016
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,402	72%	$1,378	71%
Credit unions	262	13	224	12
Insurance companies	165	8	156	8
Savings institutions	122	7	171	9
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	1,952	100	1,930	100
Mandatorily redeemable capital stock	3	—	3	—
Total regulatory capital stock	$1,955	100%	$1,933	100%
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

Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchase that occurred during the three months ended March 31, 2017, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 28, 2017, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 28, 2017, the Bank repurchased surplus stock totaling $148.2 million, none of which was classified as mandatorily redeemable capital stock at that date.
At March 31, 2017, the Bank’s excess stock totaled $477.2 million, which represented 0.8 percent of the Bank’s total assets as of that date.
During the three months ended March 31, 2017, the Bank’s retained earnings increased by $29.0 million, from $824.0 million to $853.0 million. During this same period, the Bank paid dividends on capital stock totaling $6.1 million, which represented a weighted average annualized dividend rate of 1.239 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.599 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2016) and 1.599 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2016 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2016 through December 31, 2016, were paid on March 29, 2017.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay quarterly dividends on Class B-1 Stock during the remainder of 2017 at an annualized rate at least equal to average one-month LIBOR for the applicable dividend period. Further, the Bank currently expects to pay quarterly dividends on Class B-2 Stock during the remainder of 2017 at an annualized rate that approximates average one-month LIBOR for the applicable dividend period plus 0.5 - 1.0 percent.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2016 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At March 31, 2017, the Bank’s total risk-based capital requirement was $706 million, comprised of credit risk, market risk and operations risk capital requirements of $334 million, $209 million and $163 million, respectively, and its permanent capital was $2.8 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at March 31, 2017 or December 31, 2016. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2017, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2017, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 4.88 percent and 7.32 percent, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2017 and December 31, 2016, see “Item 1. Financial Statements” (specifically, Note 12 on page 29 of this report).
Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 11 beginning on page 22 of this report).

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2017 and December 31, 2016.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
March 31, 2017
Advances	$3,885	$1,079	$—	$—	$4,964
Investments	—	13,748	—	1,203	14,951
Consolidated obligation bonds	—	12,843	—	—	12,843
Consolidated obligation discount notes	—	—	425	598	1,023
Balance sheet	—	—	—	1,000	1,000
Intermediary positions	—	—	—	1,431	1,431
Other	—	—	—	331	331
Total notional balance	$3,885	$27,670	$425	$4,563	$36,543
December 31, 2016
Advances	$3,835	$1,170	$—	$—	$5,005
Investments	—	13,107	—	1,203	14,310
Consolidated obligation bonds	—	12,776	—	—	12,776
Consolidated obligation discount notes	—	—	425	1,276	1,701
Balance sheet	—	—	—	1,000	1,000
Intermediary positions	—	—	—	422	422
Other	—	—	—	327	327
Total notional balance	$3,835	$27,053	$425	$4,228	$35,541

The following table presents the earnings impact of derivatives and hedging activities during the three months ended March 31, 2017 and 2016.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other	Total
Three Months Ended March 31, 2017
Amortization/accretion of hedging activities in net interest income (1)	$—	$17	$(1)	$—	$—	$16
Net interest settlements included in net interest income (2)	(11)	(48)	13	(1)	—	(47)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	(1)	2	—	—	1
Net gain on economic hedges	—	—	—	—	4	4
Total net gains (losses) on derivatives and hedging activities	—	(1)	2	—	4	5
Net impact of derivatives and hedging activities	$(11)	$(32)	$14	$(1)	$4	$(26)

Three Months Ended March 31, 2016
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$21	$(3)	$—	$—	$17
Net interest settlements included in net interest income (2)	(18)	(59)	21	(1)	—	(57)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(11)	(2)	—	—	(13)
Net gains (losses) on economic hedges	—	(3)	(2)	1	—	(4)
Total net gains (losses) on derivatives and hedging activities	—	(14)	(4)	1	—	(17)
Net impact of derivatives and hedging activities	(19)	(52)	14	—	—	(57)
Net gain on hedged financial instruments classified as trading	—	2	—	—	—	2
	$(19)	$(50)	$14	$—	$—	$(55)

_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of March 31, 2017, the Bank had cleared trades outstanding with notional amounts totaling $24.5 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of March 31, 2017, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $11.3 billion.

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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2017.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparty and Variation Margin Paid (Received) on Daily Settled Contracts	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	1	$5.0	$—	$0.1	$—	$0.1
Cleared derivatives (3)	—	14,316.4	118.3	(102.9)	533.9	549.3
Liability positions with credit exposure
Single-A	3	457.9	(8.9)	9.0	—	0.1
Cleared derivatives (3)	—	10,175.7	(71.5)	73.1	30.5	32.1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	4	24,955.0	37.9	(20.7)	564.4	581.6
Liability positions without credit exposure (4)	14	10,865.8	(223.5)	203.6	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	14	10,865.8	(223.5)	203.6	—	—
Total non-member counterparties	18	35,820.8	(185.6)	$182.9	$564.4	$581.6

Member institutions
Interest rate exchange agreements (5)
Asset positions	9	612.2	8.9
Liability positions	3	103.2	(2.4)
Mortgage delivery commitments		6.5	—
Total member institutions	12	721.9	6.5

Total	30	$36,542.7	$(179.1)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of March 31, 2017.

(2)	Includes amounts that had not settled as of March 31, 2017.

(3)	The counterparties to the Bank's cleared derivatives transactions are unrated.

(4)
The figures for the liability positions without credit exposure included transactions with a counterparty that is affiliated with a member institution and transactions with two counterparties that are affiliated with a non-member shareholder of the Bank. Transactions with those counterparties had an aggregate notional principal of $2.5 billion as of March 31, 2017.

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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including minimum initial margin requirements imposed by regulators. For additional discussion, see Item 1 - Business - Legislative and Regulatory Developments in the 2016 10-K.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 104 percent at both March 31, 2017 and December 31, 2016. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended March 31, 2017 and 2016 was $35.1 million and $8.3 million, respectively. The Bank’s net income for the three months ended March 31, 2017 represented an annualized return on average capital stock (“ROCS”) of 7.05 percent. In comparison, the Bank’s ROCS was 2.10 percent for the three months ended March 31, 2016. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended March 31, 2017 and 2016, the Bank’s income before assessments was $39.0 million and $9.2 million, respectively. As discussed in more detail below, the $29.8 million increase in income before assessments from period to period was attributable to a $17.0 million increase in net interest income and a $15.6 million favorable change in other income (loss), offset by a $2.8 million increase in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended March 31, 2017 and 2016, the Bank’s net interest income was $52.7 million and $35.7 million, respectively. The increase in net interest income for the three-month period ended March 31, 2017 as compared to the corresponding period in 2016 was due to increases in both the average balances of the Bank's interest-earning assets and the Bank's net interest spread. The Bank's average balance of interest-earning assets increased from $46.5 billion during the three months ended March 31, 2016 to $56.6 billion during the comparable period in 2017.
For the three months ended March 31, 2017 and 2016, the Bank’s net interest margin was 38 basis points and 31 basis points, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 34 basis points for the three months ended March 31, 2017, compared to 27 basis points for the three months ended March 31, 2016. The increase in the Bank's net interest spread was due primarily to an improvement in its funding costs and the addition of higher-yielding long-term investments.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 4 basis points during both the three months ended March 31, 2017 and 2016.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2017 and 2016.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$227	$—	0.69%	$795	$1	0.36%
Securities purchased under agreements to resell	130	—	0.62%	1,096	1	0.33%
Federal funds sold	7,110	13	0.72%	4,627	4	0.37%
Investments
Trading	112	1	2.03%	215	1	1.66%
Available-for-sale (3)	13,322	49	1.47%	11,042	25	0.89%
Held-to-maturity (3)	2,462	8	1.34%	3,157	8	0.99%
Advances (4)	33,105	76	0.91%	25,515	45	0.71%
Mortgage loans held for portfolio	141	1	4.07%	54	1	5.81%
Total earning assets	56,609	148	1.05%	46,501	86	0.73%
Cash and due from banks	32			60
Other assets	234			143
Derivatives netting adjustment (2)	(325)			(801)
Fair value adjustment on available-for-sale securities (3)	74			(126)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(17)			(21)
Total assets	$56,607	148	1.05%	$45,756	86	0.74%
Liabilities and Capital
Interest-bearing deposits (2)	$1,098	1	0.60%	$978	1	0.23%
Consolidated obligations
Bonds	29,178	62	0.85%	18,499	29	0.62%
Discount notes	23,151	32	0.55%	23,823	20	0.34%
Mandatorily redeemable capital stock and other borrowings	37	—	0.65%	10	—	0.44%
Total interest-bearing liabilities	53,464	95	0.71%	43,310	50	0.46%
Other liabilities	519			1,039
Derivatives netting adjustment (2)	(325)			(801)
Total liabilities	53,658	95	0.71%	43,548	50	0.45%
Total capital	2,949			2,208
Total liabilities and capital	$56,607		0.67%	$45,756		0.43%
Net interest income		$53			$36
Net interest margin			0.38%			0.31%
Net interest spread			0.34%			0.27%
Impact of non-interest bearing funds			0.04%			0.04%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2017 and 2016 in the table above include $226 million and $795 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended March 31, 2017 and 2016 in the table above includes $99 million and $6 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods ended March 31, 2017 and 2016. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended
	March 31, 2017 vs. 2016
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(1)	$—	$(1)
Securities purchased under agreements to resell	(1)	—	(1)
Federal funds sold	3	6	9
Investments
Trading	—	—	—
Available-for-sale	6	18	24
Held-to-maturity	(2)	2	—
Advances	16	15	31
Mortgage loans held for portfolio	1	(1)	—
Total interest income	22	40	62
Interest expense
Interest-bearing deposits	—	—	—
Consolidated obligations
Bonds	20	13	33
Discount notes	(1)	13	12
Mandatorily redeemable capital stock and other borrowings	—	—	—
Total interest expense	19	26	45
Changes in net interest income	$3	$14	$17

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2017 and 2016.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net interest income (expense) associated with:
Member/offsetting swaps	$54	$63
Economic hedge derivatives related to advances	—	(1)
Economic hedge derivatives related to trading securities	—	(158)
Economic hedge derivatives related to available-for-sale securities	(4)	(5)
Economic hedge derivatives related to consolidated obligation discount notes	(245)	57
Interest rate basis swaps	144	—
Other stand-alone economic hedge derivatives	499	212
Total net interest income associated with economic hedge derivatives	448	168
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	—	(2)
Available-for-sale securities	7	(136)
Trading securities	—	(2,054)
Consolidated obligation bonds	—	(1,905)
Consolidated obligation discount notes	26	691
Interest rate basis swaps	467	—
Other stand-alone economic hedge derivatives	(385)	46
Mortgage delivery commitments	241	—
Interest rate caps related to held-to-maturity securities	(161)	(407)
Member/offsetting swaps and caps	2,985	(24)
Total fair value gains (losses) related to economic hedge derivatives	3,180	(3,791)
Price alignment amount on daily settled derivative contracts	119	—
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	86	(75)
Available-for-sale securities and associated hedges	(712)	(10,639)
Consolidated obligation bonds and associated hedges	1,706	(2,602)
Total fair value hedge ineffectiveness	1,080	(13,316)
Total net gains (losses) on derivatives and hedging activities	4,827	(16,939)
Net gains on trading securities	879	6,917
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(8)
Gains on sales of held-to-maturity securities	—	470
Gains on sales of available-for-sale securities	670	651
Service fees	526	515
Letter of credit fees	1,648	1,272
Other, net	7	26
Total other	3,730	9,843
Total other income (loss)	$8,557	$(7,096)

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $1.1 million and $(13.3) million for the three months ended March 31, 2017 and 2016, respectively. A significant portion of the decrease in fair value hedge ineffectiveness ($9.9 million) related to the Bank's available-for-sale securities portfolio and was due primarily to lower variability in long-term interest rates during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). For the three months ended March 31, 2017 and 2016, the change in the fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in qualifying hedging relationships was $7,000 and $(2.043) million, respectively.
The addition of higher yielding, longer duration fixed-rate GSE CMBS and GSE debentures to the Bank’s available-for-sale securities portfolio since 2014 (all of which have been hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) has generally increased its exposure to periodic earnings variability in the form of fair value hedge ineffectiveness. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (OIS) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions since late February 2016 in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the three months ended March 31, 2017 and 2016, the gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $(385,000) and $46,000, respectively.
From time to time, the Bank has entered into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally either receives three-month LIBOR and pays one-month LIBOR or receives one-month LIBOR and pays three-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the three months ended March 31, 2017, the Bank was a party to one interest rate basis swap with a notional amount of $1.0 billion. The Bank was not a party to any interest rate basis swaps during the three months ended March 31, 2016.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of March 31, 2017, 3 interest rate cap agreements having a total notional amount of $1.2 billion. The premiums paid for these caps totaled $4.3 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At March 31, 2017, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $0.1 million.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As of March 31, 2017, the aggregate notional balance of these swaps totaled $0.6 billion. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can be an additional source of volatility in the Bank’s earnings.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $2.985 million and $(24,000) for the three months ended March 31, 2017 and 2016, respectively. The increase in the amount of this change from period to period was due primarily to a net increase of approximately $1.0 billion in the notional amount of intermediary swaps during the three months ended March 31, 2017 as compared to the corresponding period in 2016.
Price Alignment Amount

Effective January 3, 2017, one of the Bank's clearinghouse counterparties made certain amendments to its rulebook that changed the legal characterization of variation margin payments on cleared derivative transactions. Prior to January 3, 2017, these payments were considered collateral pledged to secure outstanding credit exposure on the derivative contracts. Beginning January 3, 2017, these payments are considered settlements on the derivative contracts. The Bank receives or pays a price alignment amount on the cumulative variation margin payments associated with these contracts. The price alignment amount approximates the amount of interest the Bank would have received or paid had the variation margin payments continued to be characterized as collateral.
Other
The Bank did not sell any securities classified as held-to-maturity during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Bank sold approximately $48 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $0.5 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During the three months ended March 31, 2017 and 2016, the Bank sold approximately $175 million (par value) and $832 million (par value), respectively, of shorter maturity GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $670,000 and $651,000, respectively. There were no other sales of long-term investment securities during the three months ended March 31, 2017 or 2016.
During 2015, the Bank acquired two fixed-rate U.S. Treasury Notes with par values of $104.8 million and $100.0 million, respectively. Each of these securities was classified as trading. Due to fluctuations in long-term interest rates, the $100.0 million (par value) U.S. Treasury Note produced an unrealized gain of $2.2 million during the three months ended March 31, 2016. Prior to its sale in June 2016, this security was economically hedged with a fixed-for-floating interest rate swap. During the three months ended March 31, 2016, this swap, which was terminated concurrent with the sale of the U.S. Treasury Note, produced unrealized losses of $2.1 million. Due to fluctuations in long-term interest rates, the unrealized gains on the $104.8 million (par value) U.S. Treasury Note were $0.5 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grant programs, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $22.3 million for the three months ended March 31, 2017, compared to $19.4 million for the corresponding period in 2016.
Compensation and benefits were $13.7 million for the three months ended March 31, 2017, compared to $11.6 million for the corresponding period in 2016. The $2.1 million increase in compensation and benefits for the three months ended March 31, 2017, as compared to the corresponding period in 2016, was due largely to: (1) increased costs associated with the Bank's Long-Term Incentive Plans, due largely to the inclusion of additional executives in the plans and higher anticipated goal achievement for the 2015 Long-Term Incentive Plan; (2) increased costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions; (3) increased employee medical costs; (4) increased employee separation costs; and (5) merit and cost-of-living adjustments. The Bank's average headcount was 212 employees and 211 employees for the three months ended March 31, 2017 and 2016, respectively.
Other operating expenses for the three months ended March 31, 2017 were $5.4 million, compared to $5.5 million for the corresponding period in 2016. The fluctuations in other operating expenses for the three months ended March 31, 2017, as compared to the corresponding period in 2016, resulted from offsetting increases and decreases in many of the Bank's other operating expenses, none of which were individually significant.
Derivative clearing fees were $0.3 million for the three months ended March 31, 2017, compared to $0.2 million for the corresponding period in 2016. The increase in derivative clearing fees was attributable to the higher volume of cleared trades in 2017 as compared to 2016.
Discretionary grant awards were $1.0 million for the three months ended March 31, 2017, compared to $0.5 million for the corresponding period in 2016. The increase in discretionary grant awards was due to a special disaster relief program for Louisiana flood victims that the Bank made available in September 2016. This program concluded in February 2017.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.9 million for the three months ended March 31, 2017, compared to $1.5 million for the corresponding period in 2016.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $3.9 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2016 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2017.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper, U.S. Treasury Bills and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2017, the Bank’s short-term liquidity portfolio was comprised of $8.9 billion of overnight federal funds sold and $750 million of overnight reverse repurchase agreements.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2017 or 2016.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2017, the Bank’s estimated operational liquidity requirement was $5.7 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $18.8 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2017, the Bank’s estimated contingent liquidity requirement was $8.6 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $16.2 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the three months ended March 31, 2017.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2016 is provided in the 2016 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2017.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 7 of this report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the 2016 10-K. The information provided in this item is intended to update the disclosures made in the 2016 10-K.
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
The Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing floating rate securities, by purchasing securities that maintain their original principal balance for a fixed number of years, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, by issuing a combination of callable and non-callable debt with varying maturities, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio.
The Bank’s Enterprise Market Risk Management Policy provides a risk management framework for the financial management of the Bank consistent with the strategic principles outlined in its Strategic Business Plan. The Bank develops its funding and hedging strategies to manage its interest rate risk within the risk limits established in its Enterprise Market Risk Management Policy.
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the three months ended March 31, 2017.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2016 through March 2017. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2016	$2.932	$2.930	(0.07)%	$2.986	1.84%	$2.944	0.41%	$2.934	0.07%

January 2017	3.053	3.052	(0.03)%	3.123	2.29%	3.064	0.36%	3.064	0.36%
February 2017	3.089	3.109	0.65%	3.141	1.68%	3.111	0.71%	3.085	(0.13)%
March 2017	3.053	3.046	(0.23)%	3.112	1.93%	3.060	0.23%	3.043	(0.33)%
_____________________________

(1)	In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	The estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2016 through March 2017.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2016	0.26	(0.32)	(0.06)	(0.90)	0.03	0.88	(0.72)	0.86

January 2017	0.27	(0.32)	(0.05)	(0.78)	0.02	0.76	(0.56)	1.18
February 2017	0.24	(0.32)	(0.08)	(1.14)	(0.32)	0.39	(1.08)	0.81
March 2017	0.26	(0.31)	(0.05)	(0.59)	0.13	0.79	(0.42)	1.25
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	The duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the three months ended March 31, 2017.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1
2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017 (incorporated by reference to Exhibit 10.12 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017)

10.2
Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into effective January 1, 2017 (incorporated by reference to Exhibit 10.14 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).

10.3	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2017 and December 31, 2016; (ii) Statements of Income for the Three Months Ended March 31, 2017 and 2016; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iv) Statements of Capital for the Three Months Ended March 31, 2017 and 2016; (v) Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2017	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017 (incorporated by reference to Exhibit 10.12 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017)

10.2
Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into effective January 1, 2017 (incorporated by reference to Exhibit 10.14 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).

10.3	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2017 and December 31, 2016; (ii) Statements of Income for the Three Months Ended March 31, 2017 and 2016; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iv) Statements of Capital for the Three Months Ended March 31, 2017 and 2016; (v) Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2017.