Form 10-Q
period 2017-09-30
Federal Home Loan Bank of Dallas
filed 2017-11-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
At October 31, 2017, the registrant had outstanding 22,130,009 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$147,528	$27,696
Interest-bearing deposits	327	255
Securities purchased under agreements to resell (Note 10)	2,300,000	3,100,000
Federal funds sold	9,830,000	6,242,000
Trading securities (Note 3)	114,547	111,638
Available-for-sale securities (Notes 4, 10 and 15) ($565,892 and $613,351 pledged at September 30, 2017 and December 31, 2016, respectively, which could be rehypothecated)	14,978,247	13,175,933
Held-to-maturity securities (a) (Note 5)	2,032,355	2,499,595
Advances (Notes 6 and 7)	36,287,884	32,506,175
Mortgage loans held for portfolio, net of allowance for credit losses of $141 at both September 30, 2017 and December 31, 2016, respectively (Note 7)	576,806	123,961
Loan to other FHLBank (Note 17)	—	290,000
Accrued interest receivable	112,555	87,977
Premises and equipment, net	17,353	17,972
Derivative assets (Notes 10 and 11)	43,043	15,637
Other assets	9,238	13,238
TOTAL ASSETS	$66,449,883	$58,212,077

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$996,127	$1,040,139
Non-interest bearing	19	19
Total deposits	996,146	1,040,158
Consolidated obligations (Note 8)
Discount notes	31,438,766	26,941,782
Bonds	30,060,229	26,997,487
Total consolidated obligations	61,498,995	53,939,269

Loan from other FHLBank (Note 17)	250,000	—
Mandatorily redeemable capital stock	7,032	3,417
Accrued interest payable	67,680	43,274
Affordable Housing Program (Note 9)	29,556	22,871
Derivative liabilities (Notes 10 and 11)	14,337	14,343
Other liabilities (Note 4)	297,552	331,403
Total liabilities	63,161,298	55,394,735

Commitments and contingencies (Notes 7 and 15)

CAPITAL (Note 12)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 8,062,143 and 6,904,110 shares at September 30, 2017 and December 31, 2016, respectively	806,214	690,411
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 14,006,005 and 12,397,371 shares at September 30, 2017 and December 31, 2016, respectively	1,400,601	1,239,737
Total Class B Capital Stock	2,206,815	1,930,148
Retained earnings
Unrestricted	818,251	745,104
Restricted	102,663	78,880
Total retained earnings	920,914	823,984
Accumulated other comprehensive income (Note 18)	160,856	63,210
Total capital	3,288,585	2,817,342
TOTAL LIABILITIES AND CAPITAL	$66,449,883	$58,212,077
_____________________________

(a)	Fair values: $2,057,431 and $2,514,512 at September 30, 2017 and December 31, 2016, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Advances	$123,268	$56,830	$294,405	$152,180
Prepayment fees on advances, net	366	2,160	1,310	3,502
Interest-bearing deposits	697	1,012	1,635	2,531
Securities purchased under agreements to resell	1,963	2,593	3,685	4,758
Federal funds sold	25,748	5,535	56,073	14,737
Trading securities	581	579	1,729	2,336
Available-for-sale securities	64,171	36,347	169,756	92,170
Held-to-maturity securities	9,557	7,393	27,220	22,721
Mortgage loans held for portfolio	4,502	813	8,462	2,377
Total interest income	230,853	113,262	564,275	297,312
INTEREST EXPENSE
Consolidated obligations
Bonds	88,201	36,086	226,548	96,681
Discount notes	77,612	31,916	153,947	80,752
Deposits	2,463	586	6,838	1,641
Mandatorily redeemable capital stock	40	6	91	23
Other borrowings	45	—	99	—
Total interest expense	168,361	68,594	387,523	179,097
NET INTEREST INCOME	62,492	44,668	176,752	118,215

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(310)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	—	(8)	—	290
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(8)	—	(20)

Net gains (losses) on trading securities	296	(797)	2,344	9,133
Net gains (losses) on derivatives and hedging activities	345	197	5,974	(20,563)
Realized gains on sales of held-to-maturity securities	2,093	65	3,983	794
Realized gains on sales of available-for-sale securities	—	889	1,837	5,104
Letter of credit fees	2,061	1,430	5,454	4,275
Other, net	668	629	2,318	1,979
Total other income	5,463	2,405	21,910	702
OTHER EXPENSE
Compensation and benefits	12,551	14,468	38,722	38,069
Other operating expenses	6,640	6,788	18,352	17,970
Finance Agency	834	630	2,554	2,004
Office of Finance	1,088	842	2,693	2,322
Discretionary grants and donations	2,065	592	3,277	1,541
Derivative clearing fees	313	280	927	786
Total other expense	23,491	23,600	66,525	62,692
INCOME BEFORE ASSESSMENTS	44,464	23,473	132,137	56,225
Affordable Housing Program assessment	4,451	2,348	13,223	5,625
NET INCOME	$40,013	$21,125	$118,914	$50,600
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INCOME	$40,013	$21,125	$118,914	$50,600
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	27,278	97,845	101,518	92,381
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	(889)	(1,837)	(5,104)
Unrealized gains (losses) on cash flow hedges	(917)	2,147	(6,668)	(12,980)
Reclassification adjustment for losses on cash flow hedges included in net income	491	990	1,927	2,570
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(302)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	8	—	12
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	822	1,076	2,752	3,505
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	5	5	15	15
Amortization of net actuarial gain included in net periodic benefit cost	(9)	(25)	(61)	(74)
Total other comprehensive income	27,670	101,157	97,646	80,023
TOTAL COMPREHENSIVE INCOME	$67,683	$122,282	$216,560	$130,623

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2017	6,904	$690,411	12,397	$1,239,737	$745,104	$78,880	$823,984	$63,210	$2,817,342
Net transfers of shares between Class B-1 and Class B-2 Stock	8,252	825,222	(8,252)	(825,222)	—	—	—	—	—
Proceeds from sale of capital stock	72	7,225	9,984	998,353	—	—	—	—	1,005,578
Repurchase/redemption of capital stock	(7,303)	(730,329)	—	—	—	—	—	—	(730,329)
Shares reclassified to mandatorily redeemable capital stock	(79)	(7,963)	(123)	(12,267)	—	—	—	—	(20,230)
Comprehensive income
Net income	—	—	—	—	95,131	23,783	118,914	—	118,914
Other comprehensive income	—	—	—	—	—	—	—	97,646	97,646
Dividends on capital stock (a)
Cash	—	—	—	—	(198)	—	(198)	—	(198)
Mandatorily redeemable capital stock	—	—	—	—	(138)	—	(138)	—	(138)
Stock	216	21,648	—	—	(21,648)	—	(21,648)	—	—

BALANCE, SEPTEMBER 30, 2017	8,062	$806,214	14,006	$1,400,601	$818,251	$102,663	$920,914	$160,856	$3,288,585

BALANCE, JANUARY 1, 2016	6,325	$632,454	9,077	$907,678	$699,213	$62,990	$762,203	$(103,023)	$2,199,312
Net transfers of shares between Class B-1 and Class B-2 Stock	5,734	573,408	(5,734)	(573,408)	—	—	—	—	—
Proceeds from sale of capital stock	48	4,761	8,718	871,790	—	—	—	—	876,551
Repurchase/redemption of capital stock	(5,486)	(548,550)	—	—	—	—	—	—	(548,550)
Shares reclassified to mandatorily redeemable capital stock	(1)	(68)	—	—	—	—	—	—	(68)
Comprehensive income
Net income	—	—	—	—	40,480	10,120	50,600	—	50,600
Other comprehensive income	—	—	—	—	—	—	—	80,023	80,023
Dividends on capital stock (b)
Cash	—	—	—	—	(198)	—	(198)	—	(198)
Mandatorily redeemable capital stock	—	—	—	—	(5)	—	(5)	—	(5)
Stock	120	11,977	—	—	(11,977)	—	(11,977)	—	—

BALANCE, SEPTEMBER 30, 2016	6,740	$673,982	12,061	$1,206,060	$727,513	$73,110	$800,623	$(23,000)	$2,657,665

(a) Dividends were paid at annualized rates of 0.599 percent and 1.599 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2017, at 0.83 percent and 1.83 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2017 and at 1.06 percent and 2.06 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the third quarter of 2017.

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

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$118,914	$50,600
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	69,451	64,114
Concessions on consolidated obligations	3,233	3,633
Premises, equipment and computer software costs	2,770	2,944
Non-cash interest on mandatorily redeemable capital stock	61	22
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	20
Gains on sales of held-to-maturity securities	(3,983)	(794)
Gains on sales of available-for-sale securities	(1,837)	(5,104)
Net increase in trading securities	(2,751)	(9,599)
Loss due to changes in net fair value adjustment on derivative and hedging activities	32,759	59,297
Increase in accrued interest receivable	(24,600)	(22,178)
Decrease (increase) in other assets	4,486	(28)
Increase (decrease) in Affordable Housing Program (AHP) liability	6,685	(487)
Increase (decrease) in accrued interest payable	24,402	(2,166)
Increase in other liabilities	2,246	3,486
Total adjustments	112,922	93,160
Net cash provided by operating activities	231,836	143,760

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	80,051	(482,108)
Net decrease (increase) in securities purchased under agreements to resell	800,000	(2,250,000)
Net increase in federal funds sold	(3,588,000)	(4,632,000)
Decrease in loan to other FHLBank	290,000	—
Decrease in trading securities held for investment	—	102,215
Purchases of available-for-sale securities	(2,380,099)	(5,807,501)
Proceeds from maturities of available-for-sale securities	412,625	37,186
Proceeds from sales of available-for-sale securities	250,262	2,655,395
Proceeds from sales of held-to-maturity securities	162,789	129,857
Proceeds from maturities of held-to-maturity securities	438,128	434,292
Purchases of held-to-maturity securities	(125,000)	—
Principal collected on advances	408,582,680	441,973,938
Advances made	(412,379,559)	(449,027,085)
Principal collected on mortgage loans held for portfolio	17,268	10,643
Purchases of mortgage loans held for portfolio	(468,033)	(25,570)
Purchases of premises, equipment and computer software	(2,695)	(2,850)
Net cash used in investing activities	(7,909,583)	(16,883,588)

	For the Nine Months Ended
	September 30,
	2017	2016
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	(138,458)	75,481
Net payments on derivative contracts with financing elements	(65,707)	(48,590)
Increase in loan from other FHLBank	250,000	—
Net proceeds from issuance of consolidated obligations
Discount notes	267,181,998	276,563,409
Bonds	16,764,354	19,079,312
Debt issuance costs	(3,854)	(3,686)
Payments for maturing and retiring consolidated obligations
Discount notes	(262,710,106)	(266,023,001)
Bonds	(13,738,885)	(13,993,680)
Proceeds from issuance of capital stock	1,005,578	876,551
Payments for redemption of mandatorily redeemable capital stock	(16,814)	(6,683)
Payments for repurchase/redemption of capital stock	(730,329)	(548,550)
Cash dividends paid	(198)	(198)
Net cash provided by financing activities	7,797,579	15,970,365

Net increase (decrease) in cash and cash equivalents	119,832	(769,463)
Cash and cash equivalents at beginning of the period	27,696	837,202
Cash and cash equivalents at end of the period	$147,528	$67,739

Supplemental Disclosures:
Interest paid	$341,792	$160,096
AHP payments, net	$6,538	$6,112
Stock dividends issued	$21,648	$11,977
Dividends paid through issuance of mandatorily redeemable capital stock	$138	$5
Variation margin recharacterized as settlement payments on derivative contracts (Note 10)	$72,053	$—
Net capital stock reclassified to mandatorily redeemable capital stock	$20,230	$68

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
Derivatives and Hedging. On August 28, 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the guidance includes certain targeted improvements to the assessment of hedge effectiveness and permits, among other things, the following:

•	For fair value hedges, measurement of the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.

•	Partial-term fair value hedges of interest-rate risk, in which it can be assumed that the hedged item has a term that reflects only the designated cash flows being hedged.

•
For prepayable financial instruments, consideration only of how changes in the benchmark interest rate affect a decision to settle a debt instrument before its scheduled maturity in calculating the change in the fair value of the hedged item attributable to interest rate risk.

•
For a cash flow hedge of interest-rate risk of a variable-rate financial instrument, designation of the variability in cash flows attributable to the contractually specified interest rate as the hedged risk.

•
For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, designation of an amount that is not expected to be affected by prepayments, defaults and other events affecting the timing and amount of cash flows as a hedged item.

For public business entities, the guidance in ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for the Bank), and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts ASU 2017-12 in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The guidance is to be applied to hedging relationships existing at the date of adoption using a modified retrospective transition approach as of the beginning of the year of adoption. For cash flow hedges existing on the date of adoption, the cumulative-effect adjustment is recognized in accumulated other comprehensive income with a corresponding adjustment to retained earnings. The amended presentation and disclosure guidance is required only prospectively. The Bank has not yet determined the effect that the adoption of ASU 2017-12 will have on its results of operations or financial condition.
Note 3—Trading Securities
Trading securities as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
U.S. Treasury Note	$102,986	$101,495
Other	11,561	10,143
Total	$114,547	$111,638
Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of September 30, 2017 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$476,655	$8,399	$—	$485,054
GSE obligations	6,544,363	84,444	37	6,628,770
Other	182,608	1,275	—	183,883
	7,203,626	94,118	37	7,297,707
GSE commercial mortgage-backed securities	7,616,353	71,528	7,341	7,680,540
Total	$14,819,979	$165,646	$7,378	$14,978,247
Included in the table above are GSE commercial mortgage-backed securities ("MBS") that were purchased but which had not yet settled as of September 30, 2017. The aggregate amount due of $261,453,000 is included in other liabilities on the statement of condition at that date.

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
The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of September 30, 2017. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	3	$61,779	$37	—	$—	$—	3	$61,779	$37
GSE commercial MBS	24	619,365	1,703	36	1,305,580	5,638	60	1,924,945	7,341
Total	27	$681,144	$1,740	36	$1,305,580	$5,638	63	$1,986,724	$7,378

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

At September 30, 2017, the gross unrealized losses on the Bank’s available-for-sale securities were $7,378,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of September 30, 2017, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures are rated triple-A by Moody's and Fitch, and are not rated by S&P. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that its holdings of GSE debentures that were in an unrealized loss position at September 30, 2017 would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at September 30, 2017 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2017.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2017 and December 31, 2016 are presented below (in thousands).

	September 30, 2017		December 31, 2016
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$757,337	$757,739	$1,001,054	$1,003,309
Due after one year through five years	2,827,166	2,858,239	2,079,374	2,100,171
Due after five years through ten years	3,382,191	3,441,560	3,989,554	4,022,456
Due after ten years	236,932	240,169	212,954	215,480
	7,203,626	7,297,707	7,282,936	7,341,416
GSE commercial MBS	7,616,353	7,680,540	5,834,410	5,834,517
Total	$14,819,979	$14,978,247	$13,117,346	$13,175,933
Interest Rate Payment Terms. At September 30, 2017 and December 31, 2016, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the three months ended September 30, 2017. During the nine months ended September 30, 2017, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $248,425,000. Proceeds from the sales totaled $250,262,000, resulting in realized gains of$1,837,000. During the three and nine months ended September 30, 2016, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $200,214,000 and $2,650,291,000, respectively. Proceeds from the sales totaled $201,103,000 and $2,655,395,000, respectively, resulting in realized gains of $889,000 and $5,104,000, respectively.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2017 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$11,460	$—	$11,460	$22	$1	$11,481
State housing agency obligations	160,000	—	160,000	288	182	160,106
	171,460	—	171,460	310	183	171,587
Mortgage-backed securities
U.S. government-guaranteed residential MBS	2,060	—	2,060	5	—	2,065
GSE residential MBS	1,739,123	—	1,739,123	12,049	1,816	1,749,356
Non-agency residential MBS	98,852	14,405	84,447	15,731	906	99,272
GSE commercial MBS	35,265	—	35,265	—	114	35,151
	1,875,300	14,405	1,860,895	27,785	2,836	1,885,844
Total	$2,046,760	$14,405	$2,032,355	$28,095	$3,019	$2,057,431

Held-to-maturity securities as of December 31, 2016 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$15,973	$—	$15,973	$8	$94	$15,887
State housing agency obligations	110,000	—	110,000	15	1,410	108,605
	125,973	—	125,973	23	1,504	124,492
Mortgage-backed securities
U.S. government-guaranteed residential MBS	2,578	—	2,578	2	3	2,577
GSE residential MBS	2,211,159	—	2,211,159	12,086	7,914	2,215,331
Non-agency residential MBS	115,230	17,157	98,073	14,508	2,032	110,549
GSE commercial MBS	61,812	—	61,812	—	249	61,563
	2,390,779	17,157	2,373,622	26,596	10,198	2,390,020
Total	$2,516,752	$17,157	$2,499,595	$26,619	$11,702	$2,514,512

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of September 30, 2017. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income ("AOCI") and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$499	$1	—	$—	$—	1	$499	$1
State housing agency obligations	1	34,818	182	—	—	—	1	34,818	182
Mortgage-backed securities
GSE residential MBS	7	10,004	27	26	593,726	1,789	33	603,730	1,816
Non-agency residential MBS	—	—	—	17	60,931	2,925	17	60,931	2,925
GSE commercial MBS	—	—	—	1	35,151	114	1	35,151	114
Total	9	$45,321	$210	44	$689,808	$4,828	53	$735,129	$5,038

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

At September 30, 2017, the gross unrealized losses on the Bank’s held-to-maturity securities were $5,038,000, of which $2,925,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS, $1,931,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs and $182,000 were attributable to a security issued by a state housing agency.
As of September 30, 2017, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed obligation that was in an unrealized loss position at September 30, 2017 would not be settled at an amount less than the Bank's amortized cost basis in this investment. In addition, based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE MBS, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at September 30, 2017 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Finally, based upon the Bank's assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by the NRSROs, the Bank expects that the state housing agency debenture that was in an unrealized loss position at September 30, 2017 would not be settled at an amount less than the Bank’s amortized cost basis in this investment. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2017.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2017 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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

To assess whether the entire amortized cost bases of its 23 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of September 30, 2017 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of September 30, 2017 assumed changes in home prices ranging from declines of 6 percent to increases of 13 percent over the 12-month period beginning July 1, 2017. For the vast majority of markets, the changes were projected to range from increases of 1 percent to 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired at September 30, 2017.
During the year ended December 31, 2016, one of the Bank's non-agency RMBS was determined to be other-than-temporarily impaired. In addition, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013.
The following table presents a rollforward for the three and nine months ended September 30, 2017 and 2016 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance of credit losses, beginning of period	$9,961	$11,120	$10,515	$11,696
Credit losses on securities for which an other-than-temporary impairment was previously recognized	—	8	—	20
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(263)	(313)	(817)	(901)
Balance of credit losses, end of period	9,698	10,815	9,698	10,815
Cumulative principal shortfalls on securities held at end of period	(1,973)	(1,865)	(1,973)	(1,865)
Cumulative amortization of the time value of credit losses at end of period	550	418	550	418
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$8,275	$9,368	$8,275	$9,368
For a discussion regarding the Bank's assessment of the impact of Hurricanes Harvey and Irma on the Bank's non-agency RMBS holdings, see Note 15 - Commitments and Contingencies.

   Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2017 and December 31, 2016 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2017			December 31, 2016
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$1,737	$1,737	$1,740	$2,007	$2,007	$2,007
Due after one year through five years	4,495	4,495	4,500	2,874	2,874	2,882
Due after five years through ten years	5,228	5,228	5,241	11,092	11,092	10,998
Due after ten years	160,000	160,000	160,106	110,000	110,000	108,605
	171,460	171,460	171,587	125,973	125,973	124,492
Mortgage-backed securities	1,875,300	1,860,895	1,885,844	2,390,779	2,373,622	2,390,020
Total	$2,046,760	$2,032,355	$2,057,431	$2,516,752	$2,499,595	$2,514,512

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $5,039,000 and $9,671,000 at September 30, 2017 and December 31, 2016, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Amortized cost of variable-rate held-to-maturity securities other than MBS	$171,460	$125,973
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	125	147
Collateralized mortgage obligations
Fixed-rate	240	305
Variable-rate	1,839,670	2,328,515
Variable-rate multi-family MBS	35,265	61,812
	1,875,300	2,390,779
Total	$2,046,760	$2,516,752

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2016 or the nine months ended September 30, 2017.
Sales of Securities. During the three and nine months ended September 30, 2017, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $59,763,000 and $158,806,000, respectively. Proceeds from these sales totaled $61,856,000 and $162,789,000 respectively, resulting in realized gains of $2,093,000 and $3,983,000, respectively. During the three and nine months ended September 30, 2016, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $14,842,000 and $129,063,000, respectively. Proceeds from these sales totaled $14,907,000 and $129,857,000, respectively, resulting in realized gains of $65,000 and $794,000, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At September 30, 2017 and December 31, 2016, the Bank had advances outstanding at interest rates ranging from 0.54 percent to 8.27 percent and from 0.40 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	September 30, 2017		December 31, 2016
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$23,796,032	1.27%	$17,477,220	0.71%
Due after one year through two years	1,971,426	1.58	5,115,095	1.07
Due after two years through three years	1,092,150	2.07	1,059,823	1.63
Due after three years through four years	1,319,770	1.60	1,347,926	1.56
Due after four years through five years	515,743	1.88	593,061	1.74
Due after five years	6,159,839	1.33	5,431,116	0.85
Amortizing advances	1,414,163	2.68	1,448,003	2.76
Total par value	36,269,123	1.40%	32,472,244	0.97%

Premiums	26		52
Deferred net prepayment fees	(11,760)		(13,272)
Commitment fees	(118)		(123)
Hedging adjustments	30,613		47,274
Total	$36,287,884		$32,506,175

Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2017 and December 31, 2016, the Bank had aggregate prepayable and callable advances totaling $11,715,352,000 and $12,432,264,000, respectively.
The following table summarizes advances outstanding at September 30, 2017 and December 31, 2016, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2017	December 31, 2016
Due in one year or less	$30,384,616	$25,953,500
Due after one year through two years	1,609,346	2,336,974
Due after two years through three years	909,850	989,223
Due after three years through four years	637,070	757,626
Due after four years through five years	398,473	443,311
Due after five years	915,605	543,607
Amortizing advances	1,414,163	1,448,003
Total par value	$36,269,123	$32,472,244

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2017 and December 31, 2016, the Bank had putable advances outstanding totaling $1,133,450,000 and $1,053,071,000, respectively.

The following table summarizes advances outstanding at September 30, 2017 and December 31, 2016, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2017	December 31, 2016
Due in one year or less	$24,440,032	$18,153,670
Due after one year through two years	1,781,926	4,473,645
Due after two years through three years	1,099,650	1,024,823
Due after three years through four years	1,319,770	1,347,926
Due after four years through five years	480,743	593,061
Due after five years	5,732,839	5,431,116
Amortizing advances	1,414,163	1,448,003
Total par value	$36,269,123	$32,472,244

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Fixed-rate
Due in one year or less	$18,269,208	$13,417,280
Due after one year	5,788,507	6,215,744
Total fixed-rate	24,057,715	19,633,024
Variable-rate
Due in one year or less	5,602,224	4,136,153
Due after one year	6,609,184	8,703,067
Total variable-rate	12,211,408	12,839,220
Total par value	$36,269,123	$32,472,244

At September 30, 2017 and December 31, 2016, 22 percent and 25 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended September 30, 2017 and 2016, gross advance prepayment fees received from members/borrowers were $712,000 and $4,878,000, respectively, of which $476,000 and $172,000, respectively, were deferred. During the nine months ended September 30, 2017 and 2016, gross advance prepayment fees received from members/borrowers were $1,578,000 and $7,613,000, respectively, of which $695,000 and $456,000, respectively, were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the three and nine months ended September 30, 2017, symmetrical prepayment advances with aggregate par values of $6,000,000 and $17,000,000, respectively, were prepaid. The differences by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $4,000 and $194,000, respectively, and were recorded in prepayment fees on advances, net of the associated hedging adjustments on the advances. There were no prepayments of symmetrical prepayment advances during the nine months ended September 30, 2016.

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
During the nine months ended September 30, 2017 and 2016, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
As discussed below, the Bank did not provide for any credit losses on its extensions of credit to members or mortgage loans held for portfolio during the three months ended September 30, 2017. For a discussion regarding the Bank's assessment of the impact of Hurricanes Harvey and Irma and the recent wildfires in Northern California, see Note 15 - Commitments and Contingencies.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2017 or December 31, 2016.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At September 30, 2017 and December 31, 2016, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2017 and December 31, 2016, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment by payment status for mortgage loans at September 30, 2017 and December 31, 2016 (dollars in thousands).

	September 30, 2017			December 31, 2016
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$4,639	$903	$5,542	$899	$989	$1,888
60-89 days delinquent	283	97	380	191	172	363
90 days or more delinquent	252	96	348	276	130	406
Total past due	5,174	1,096	6,270	1,366	1,291	2,657
Total current loans	553,748	19,389	573,137	99,690	22,386	122,076
Total mortgage loans	$558,922	$20,485	$579,407	$101,056	$23,677	$124,733

Other delinquency statistics:
In process of foreclosure (1)	$158	$27	$185	$57	$28	$85
Serious delinquency rate (2)	0.1%	0.5%	0.1%	0.3%	0.6%	0.3%
Past due 90 days or more and still accruing interest (3)	$—	$96	$96	$—	$130	$130
Nonaccrual loans	$252	$—	$252	$276	$—	$276
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.

At September 30, 2017 and December 31, 2016, the Bank’s other assets included $45,000 and $89,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At September 30, 2017 and December 31, 2016, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $141,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at September 30, 2017. There was no activity in the allowance for credit losses during the nine months ended September 30, 2017 or 2016.

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of September 30, 2017 and December 31, 2016 (in thousands).

	September 30, 2017	December 31, 2016
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$141	$141

Recorded investment
Individually evaluated for impairment	$252	$276
Collectively evaluated for impairment	558,670	100,780
	$558,922	$101,056

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.028 trillion and $989 billion at September 30, 2017 and December 31, 2016, respectively. The Bank was the primary obligor on $61.6 billion and $54.1 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2017 and December 31, 2016 (in thousands, at par value).

	September 30, 2017	December 31, 2016
Variable-rate	$15,111,000	$13,151,000
Fixed-rate	11,712,360	10,952,280
Step-up	3,184,500	2,829,500
Step-down	150,000	200,000
Total par value	$30,157,860	$27,132,780

At September 30, 2017 and December 31, 2016, 88 percent and 91 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.
Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2017 and December 31, 2016, by contractual maturity (dollars in thousands):

	September 30, 2017		December 31, 2016
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$17,385,930	1.16%	$16,586,590	0.66%
Due after one year through two years	3,934,000	1.26	4,045,240	1.42
Due after two years through three years	2,067,035	1.56	1,617,600	1.15
Due after three years through four years	2,103,820	1.52	980,100	1.63
Due after four years through five years	1,880,525	1.72	1,546,000	1.38
Due after five years	2,786,550	2.16	2,357,250	1.99
Total par value	30,157,860	1.35%	27,132,780	0.99%

Premiums	7,489		10,993
Discounts	(1,719)		(1,477)
Debt issuance costs	(1,930)		(1,308)
Hedging adjustments	(101,471)		(143,501)
Total	$30,060,229		$26,997,487

At September 30, 2017 and December 31, 2016, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2017	December 31, 2016
Non-callable bonds	$24,346,360	$21,747,530
Callable bonds	5,811,500	5,385,250
Total par value	$30,157,860	$27,132,780

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2017 and December 31, 2016, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2017	December 31, 2016
Due in one year or less	$22,823,430	$21,749,840
Due after one year through two years	3,708,000	3,607,240
Due after two years through three years	1,647,035	1,262,600
Due after three years through four years	1,186,820	415,100
Due after four years through five years	625,525	89,000
Due after five years	167,050	9,000
Total par value	$30,157,860	$27,132,780

  Discount Notes. At September 30, 2017 and December 31, 2016, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2017	$31,438,766	$31,490,238	1.01%

December 31, 2016	$26,941,782	$26,964,305	0.46%

Note 9—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$22,871	$22,710
AHP assessment	13,223	5,625
Grants funded, net of recaptured amounts	(6,538)	(6,112)
Balance, end of period	$29,556	$22,223

Note 10—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2017 or December 31, 2016.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties and variation margin received or paid on daily settled derivative contracts as of September 30, 2017 and December 31, 2016 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are presented in the same manner as collateral (i.e., as amounts that are offset in the statement of condition).

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2017

Assets

Derivatives
Bilateral derivatives	$28,096	$(2,875)	$25,221	$(23,987)	(2)	$1,234
Cleared derivatives	163,741	(145,919)	17,822	—		17,822
Total derivatives	191,837	(148,794)	43,043	(23,987)		19,056
Securities purchased under agreements to resell	2,300,000	—	2,300,000	(2,300,000)		—

Total assets	$2,491,837	$(148,794)	$2,343,043	$(2,323,987)		$19,056

Liabilities

Derivatives
Bilateral derivatives	$166,400	$(152,063)	$14,337	$—		$14,337
Cleared derivatives	237,409	(237,409)	—	—	(3)	—

Total liabilities	$403,809	$(389,472)	$14,337	$—		$14,337

December 31, 2016

Assets

Derivatives
Bilateral derivatives	$12,620	$(3,443)	$9,177	$(8,511)	(2)	$666
Cleared derivatives	227,785	(221,325)	6,460	—		6,460
Total derivatives	240,405	(224,768)	15,637	(8,511)		7,126
Securities purchased under agreements to resell	3,100,000	—	3,100,000	(3,100,000)		—

Total assets	$3,340,405	$(224,768)	$3,115,637	$(3,108,511)		$7,126

Liabilities

Derivatives
Bilateral derivatives	$256,453	$(243,853)	$12,600	$—		$12,600
Cleared derivatives	200,832	(199,089)	1,743	(1,743)	(4)	—

Total liabilities	$457,285	$(442,942)	$14,343	$(1,743)		$12,600
_____________________________

(1)
Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
The Bank had pledged securities with an aggregate fair value of $565,892,000 at September 30, 2017 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with an aggregate fair value of $611,608,000 at December 31, 2016 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 11—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of September 30, 2017, it was not a party to any forward rate agreements.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (before consideration of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at September 30, 2017 and December 31, 2016 (in thousands).

	September 30, 2017			December 31, 2016
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,314,124	$18,587	$51,918	$5,002,011	$20,367	$74,032
Available-for-sale securities	14,755,408	118,883	225,663	13,106,770	175,507	223,122
Consolidated obligation bonds	13,310,375	11,731	86,814	12,776,280	10,756	129,772
Consolidated obligation discount notes	425,000	15,856	619	425,000	19,050	486
Interest rate swaptions related to advances	2,000	30	—	3,000	66	—
Total derivatives designated as hedging instruments under ASC 815	33,806,907	165,087	365,014	31,313,061	225,746	427,412
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Available-for-sale securities	2,993	19	32	2,624	34	27
Consolidated obligation discount notes	—	—	—	1,276,563	2,626	—
Basis swaps	—	—	—	1,000,000	—	676
Intermediary transactions	2,338,817	26,113	23,094	341,671	11,174	10,128
Other	342,000	389	15,334	325,000	—	18,479
Mortgage delivery commitments	58,411	—	118	2,030	2	—
Interest rate caps
Held-to-maturity securities	1,200,000	12	—	1,200,000	260	—
Intermediary transactions	80,000	217	217	80,000	563	563
Total derivatives not designated as hedging instruments under ASC 815	4,022,221	26,750	38,795	4,227,888	14,659	29,873
Total derivatives before collateral, variation margin for daily settled contracts and netting adjustments	$37,829,128	191,837	403,809	$35,540,949	240,405	457,285

Cash collateral (including related accrued interest) and variation margin for daily settled contracts		(200)	(240,878)		(94,650)	(312,824)
Netting adjustments		(148,594)	(148,594)		(130,118)	(130,118)
Total collateral, variation margin for daily settled contracts and netting adjustments(1)		(148,794)	(389,472)		(224,768)	(442,942)
Net derivative balances reported in statements of condition		$43,043	$14,337		$15,637	$14,343
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

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Gain (Loss) Recognized in Earnings for the		Gain (Loss) Recognized in Earnings for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(1,561)	$2,071	$(5,964)	$(23,148)
Interest rate swaptions	—	(1)	(36)	(8)
Total net gain (loss) related to fair value hedge ineffectiveness	(1,561)	2,070	(6,000)	(23,156)
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	545	(2,720)	8,162	1,209
Net interest income on interest rate swaps	360	836	1,281	1,817
Interest rate caps	(13)	(2)	(247)	(528)
Mortgage delivery commitments	794	13	2,257	95
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	1,686	(1,873)	11,453	2,593
Price alignment amount on variation margin for daily settled derivative contracts	220	—	521	—
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$345	$197	$5,974	$(20,563)
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2017 and 2016 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)
Three Months Ended September 30, 2017
Advances	$7,294	$(7,227)	$67	$(7,001)
Available-for-sale securities	8,527	(8,726)	(199)	(23,785)
Consolidated obligation bonds	(3,078)	1,649	(1,429)	8,299
Total	$12,743	$(14,304)	$(1,561)	$(22,487)

Three Months Ended September 30, 2016
Advances	$39,433	$(39,327)	$106	$(15,458)
Available-for-sale securities	114,056	(111,855)	2,201	(37,119)
Consolidated obligation bonds	(42,596)	42,359	(237)	12,298
Total	$110,893	$(108,823)	$2,070	$(40,279)

Nine Months Ended September 30, 2017
Advances	$15,340	$(15,101)	$239	$(26,787)
Available-for-sale securities	(75,804)	69,316	(6,488)	(82,190)
Consolidated obligation bonds	42,313	(42,064)	249	31,406
Total	$(18,151)	$12,151	$(6,000)	$(77,571)

Nine Months Ended September 30, 2016
Advances	$(26,126)	$25,899	$(227)	$(49,862)
Available-for-sale securities	(423,390)	404,240	(19,150)	(112,314)
Consolidated obligation bonds	15,239	(19,018)	(3,779)	45,643
Total	$(434,277)	$411,121	$(23,156)	$(116,533)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives in ASC 815 cash flow hedging relationships that were recognized in other comprehensive income and the losses reclassified from AOCI into earnings for the three and nine months ended September 30, 2017 and 2016 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest rate swaps related to anticipated issuances of consolidated obligation discount notes
Amount of gains (losses) recognized in other comprehensive income on derivatives (effective portion)	$(917)	$2,147	$(6,668)	$(12,980)
Amount of losses reclassified from AOCI into interest expense (effective portion) (1)	491	990	1,927	2,570
Amount of losses recognized in net gains (losses) on derivatives and hedging activities (ineffective portion)	—	—	—	—
_____________________________

(1)	Represents net interest expense associated with the derivatives.

For the three and nine months ended September 30, 2017 and 2016, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At September 30, 2017, $756,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At September 30, 2017, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 9 years.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The majority of the Bank's derivative contracts have been cleared through third-party central clearinghouses (as of September 30, 2017, the notional balance of cleared transactions outstanding totaled $25.1 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of September 30, 2017, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $11.5 billion and $1.2 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 12—Capital
At all times during the nine months ended September 30, 2017, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$801,028	$3,134,761	$683,690	$2,757,549
Total capital	$2,657,995	$3,134,761	$2,328,483	$2,757,549
Total capital-to-assets ratio	4.00%	4.72%	4.00%	4.74%
Leverage capital	$3,322,494	$4,702,141	$2,910,604	$4,136,324
Leverage capital-to-assets ratio	5.00%	7.08%	5.00%	7.11%
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the nine months ended September 30, 2017, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 28, 2017, June 27, 2017 and September 26, 2017, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 28, 2017, June 27, 2017 and September 26, 2017, the Bank repurchased surplus stock totaling $148,179,500, $75,728,500 and $104,278,700, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

Note 13—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$5	$6	$17	$17
Interest cost	6	7	16	22
Amortization of prior service cost	5	5	15	15
Amortization of net actuarial gain	(9)	(25)	(61)	(74)
Net periodic benefit cost (credit)	$7	$(7)	$(13)	$(20)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the nine months ended September 30, 2017 and 2016, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2017 and December 31, 2016. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
The valuation techniques used to measure the fair values of the Bank’s financial instruments are described below.
     Cash and due from banks. The estimated fair value equals the carrying value.
     Interest-bearing deposit assets. Interest-bearing deposit assets earn interest at floating market rates; therefore, the estimated fair value of the deposits approximates their carrying value.
     Securities purchased under agreements to resell, federal funds sold, loans to other FHLBanks and loans from other FHLBanks. All federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and loans from other FHLBanks represent overnight balances. The estimated fair values approximate the carrying values.
     Trading, available-for-sale and held-to-maturity securities. To value its U.S. Treasury Note classified as a trading security, all of its available-for-sale securities, and its held-to-maturity MBS holdings and state housing agency debentures, the Bank obtains prices from three designated third-party pricing vendors when available.
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
As of September 30, 2017, three vendor prices were received for substantially all of the Bank’s trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Consolidated obligations. The Bank estimates the fair values of consolidated obligations by calculating the present value of expected future cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms and reducing this amount for accrued interest payable. Prior to April 2017, the Bank used as inputs to the valuation for all consolidated obligations the CO curve and, for consolidated obligations containing options, swaption volatility. In April 2017, the Bank refined its method for estimating the fair values of callable consolidated obligation bonds. To value its callable bonds, the Bank began using the LIBOR swap curve minus (or plus) a spread and swaption volatility. This refinement did not have a significant impact on the estimated fair value of the Bank’s aggregate portfolio of consolidated obligation bonds at the time it was implemented.
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
     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, was not material at September 30, 2017 or December 31, 2016.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2017 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$147,528	$147,528	$147,528	$—		$—		$—
Interest-bearing deposits	327	327	—	327		—		—
Securities purchased under agreements to resell	2,300,000	2,300,000	—	2,300,000		—		—
Federal funds sold	9,830,000	9,830,000	—	9,830,000		—		—
Trading securities (1)	114,547	114,547	11,561	102,986		—		—
Available-for-sale securities (1)	14,978,247	14,978,247	—	14,978,247		—		—
Held-to-maturity securities	2,032,355	2,057,431	—	1,958,159	(2)	99,272	(3)	—
Advances	36,287,884	36,324,051	—	36,324,051		—		—
Mortgage loans held for portfolio, net	576,806	579,998	—	579,998		—		—
Accrued interest receivable	112,555	112,555	—	112,555		—		—
Derivative assets (1)	43,043	43,043	—	191,837		—		(148,794)

Liabilities:
Deposits	996,146	996,143	—	996,143		—		—
Consolidated obligations
Discount notes	31,438,766	31,436,890	—	31,436,890		—		—
Bonds	30,060,229	30,053,933	—	30,053,933		—		—
Loan from other FHLBank	250,000	250,000	—	250,000		—		—
Mandatorily redeemable capital stock	7,032	7,032	7,032	—		—		—
Accrued interest payable	67,680	67,680	—	67,680		—		—
Derivative liabilities (1)	14,337	14,337	—	403,809		—		(389,472)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of September 30, 2017.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

Note 15—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At September 30, 2017, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $967 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Impact of Hurricanes Harvey and Irma. During the three months ended September 30, 2017, two significant hurricanes struck the continental United States. On August 25, 2017, Hurricane Harvey made landfall near Rockport, Texas, causing substantial flooding and other damage in southeast Texas, including the Houston metropolitan area, and lesser damage in Louisiana. Then, on September 10, 2017, Hurricane Irma made landfall near Marco Island, Florida, causing significant damage in Florida and lesser damage in other southeastern states.
These storms had varying degrees of impact on the Bank’s members, its members’ borrowers and the properties pledged as collateral for those borrowings, and MPF mortgage loan borrowers and the properties pledged as collateral for those mortgage loans. Based on the information that is currently available, the Bank does not currently expect that the potential losses, if any, resulting from these hurricanes will have a material effect on its financial condition or results of operations. However, as more information becomes available over time, its assessment of the impact of these hurricanes may change.
Member institutions throughout the district could be adversely affected over time and to varying degrees by Hurricanes Harvey and Irma, including, potentially, the inability of their borrowers to repay loans made by the institutions and damage to the borrowers’ properties that serve as collateral for the loans made by the institutions. The primary source of repayment of advances (including those that may be created when letters of credit have been funded) is derived from the borrowing members’ ongoing operations. For a variety of reasons, it is still too early to assess the impact that insurance settlements and federal and/or other assistance for members’ consumer and commercial borrowers will have on the borrowers’ ability to repair or rebuild their homes and businesses and repay outstanding loans to member institutions, or what assistance might be available to those institutions from their primary regulators or through Congressional action.
If a member institution fails or is otherwise unable to meet its obligations, a secondary source of repayment is the collateral pledged by the member. At September 30, 2017, approximately 333 of the Bank’s member institutions had outstanding obligations that were secured in part by collateral that was located in areas that had been designated as disaster areas by the Federal Emergency Management Agency (“FEMA”) as a result of Hurricanes Harvey and Irma. Of these institutions, the Bank has identified 20 members with a high concentration of loans secured by properties located in the FEMA-designated disaster areas relative to their total pledged collateral. For a variety of reasons, including forbearances provided to borrowers for loan payments, the uncertainty of the amount of damage sustained by the underlying properties, the amount of insurance settlements that may be made on those properties, and the ultimate marketability of those properties, it is not possible at this time to determine the impact that the hurricanes may have had on the value of the loan collateral supporting the Bank’s advances and letters of credit. If the value of pledged loan collateral declines such that a member’s obligations to the Bank are not fully secured, that member would have to either substitute collateral or reduce its outstanding obligations to the Bank. As more information becomes available to the Bank over time, its assessment of the impact of the hurricanes on individual institutions’ operations may change.
At this time, all principal and interest amounts on the Bank’s advances have been received in accordance with the contractual terms of the applicable agreements. Additionally, the Bank has not been required to fund any letters of credit.
At September 30, 2017, the Bank also held interests totaling $57,742,000 (unpaid principal balance or “UPB”) in conventional mortgage loans acquired through the MPF Program and held for portfolio that were collateralized by properties located in the areas that had been designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government ($14,477,000 UPB was collateralized by properties located in Hurricane Harvey disaster areas and $43,265,000 UPB was collateralized by properties located in Hurricane Irma disaster areas). As of September 30, 2017, the aggregate UPB represented 10.0 percent of the Bank’s mortgage loans held for portfolio, 0.1 percent of the Bank’s total assets and 6.3 percent of the Bank’s retained earnings. Under the terms of the MPF Program, all mortgagors are required to carry hazard insurance and, if the property is located in a federal government-designated flood zone, they must also carry flood insurance. Federal assistance may also be available to mortgagors affected by the storms. In addition, mortgage loans with a loan-to-value ratio greater than 80 percent are required to have private mortgage insurance (“PMI”). Members selling mortgage loans to the Bank under the MPF Program are also required to retain a portion of the credit risk associated with those loans (“MPF credit enhancements”). The Bank is still assessing the damage to the underlying properties and the potential for recovery under insurance policies and MPF credit enhancements. While it is not currently possible to quantify the ultimate impact of the hurricanes on its mortgage loan portfolio, the Bank believes the protections that are in place including, but not limited to, borrowers’ equity, PMI, hazard insurance and, if applicable, flood insurance, along with MPF credit enhancements, will limit any potential losses to an amount that will not have a material effect on the Bank’s financial condition or results of operations.
The Bank also owns several non-agency RMBS that are collateralized in part by loans on properties that are located in Florida and, to a lesser extent, Texas (the states most affected by Hurricanes Irma and Harvey, respectively). Credit support for the senior tranches of these securities held by the Bank is provided by subordinated tranches that absorb losses before the senior tranches held by the Bank would be affected. The amount of loans in Florida and Texas generally represent a small portion of the underlying loan pools and, therefore, the Bank does not currently anticipate any material losses in its non-agency RMBS portfolio related to Hurricanes Irma or Harvey.
Based on currently available information, the Bank did not record any reserves related to Hurricanes Harvey or Irma as of September 30, 2017. The Bank is continuing to evaluate the impact of the hurricanes on its advances (including those that may be created if a letter of credit is required to be funded), mortgage loans held for portfolio and non-agency RMBS investments. If information becomes available indicating that any of these assets has been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.
Impact of California Wildfires. In October 2017, several significant wildfires destroyed thousands of homes and businesses in Northern California. The Bank’s primary exposure to the destruction caused by these wildfires relates to its mortgage loans held for portfolio. As of September 30, 2017, the Bank held interests totaling $12,351,000 UPB in conventional mortgage loans acquired through the MPF Program that were collateralized by properties located in the areas that had been designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government. As of September 30, 2017, this balance represented 2.1 percent of the Bank’s mortgage loans held for portfolio, less than 0.1 percent of the Bank’s total assets and 1.3 percent of the Bank’s retained earnings. As noted in the discussion regarding Hurricanes Harvey and Irma, all mortgagors are required under the terms of the MPF Program to carry hazard insurance. For this reason and the other reasons set forth in that discussion, the Bank does not currently anticipate any material losses as a result of the California wildfires.
Other commitments and contingencies. At September 30, 2017 and December 31, 2016, the Bank had commitments to make additional advances totaling approximately $26,156,000 and $35,400,000, respectively. In addition, outstanding standby letters of credit totaled $14,355,246,000 and $11,186,897,000 at September 30, 2017 and December 31, 2016, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 7).
At September 30, 2017 and December 31, 2016, the Bank had commitments to purchase conventional mortgage loans totaling $58,411,000 and $2,030,000, respectively, from certain of its members that participate in the MPF program.
At September 30, 2017 and December 31, 2016, the Bank had commitments to issue $196,310,000 and $45,000,000, respectively, of consolidated obligation bonds, of which $161,310,000 and $45,000,000, respectively, were hedged with interest rate swaps. In addition, at September 30, 2017 and December 31, 2016, the Bank had commitments to issue $281,868,000 and $500,000 (par values), respectively, of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of September 30, 2017 and December 31, 2016, the Bank had pledged cash collateral of $160,529,000 and $312,705,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of September 30, 2017 and December 31, 2016, the Bank had pledged securities with carrying values (and fair values) of $565,892,000 and $613,351,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Note 17 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the nine months ended September 30, 2017 and 2016, interest income from loans to other FHLBanks totaled $13,425 and $1,138, respectively. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine Months Ended September 30,
	2017	2016
Balance at January 1,	$290,000	$—
Loans made to:
FHLBank of Topeka	—	112,000
FHLBank of Boston	225,000	—
Collections from:
FHLBank of San Francisco	(290,000)	—
FHLBank of Topeka	—	(112,000)
FHLBank of Boston	(225,000)	—
Balance at September 30,	$—	$—
During the nine months ended September 30, 2017 and 2016, interest expense on borrowings from other FHLBanks totaled $15,669 and $1,910, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine Months Ended September 30,
	2017	2016
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of Indianapolis	20,000	—
FHLBank of Topeka	10,000	125,000
FHLBank of Atlanta	250,000	—
Repayments to:
FHLBank of Indianapolis	(20,000)	—
FHLBank of Topeka	(10,000)	(125,000)
Balance at September 30,	$250,000	$—

Note 18 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended September 30, 2017
Balance at July 1, 2017	$130,990	$16,065	$(15,227)	$1,358	$133,186
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	491	—	—	491
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(4)	(4)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	27,278	—	—	—	27,278
Unrealized losses on cash flow hedges	—	(917)	—	—	(917)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	822	—	822
Total other comprehensive income (loss)	27,278	(426)	822	(4)	27,670
Balance at September 30, 2017	$158,268	$15,639	$(14,405)	$1,354	$160,856

Three Months Ended September 30, 2016
Balance at July 1, 2016	$(91,957)	$(14,394)	$(19,245)	$1,439	$(124,157)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(889)	—	—	—	(889)
Losses on cash flow hedges included in interest expense	—	990	—	—	990
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	—	8	—	8
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(20)	(20)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	97,845	—	—	—	97,845
Unrealized gains on cash flow hedges	—	2,147	—	—	2,147
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,076	—	1,076
Total other comprehensive income (loss)	96,956	3,137	1,084	(20)	101,157
Balance at September 30, 2016	$4,999	$(11,257)	$(18,161)	$1,419	$(23,000)

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Nine Months Ended September 30, 2017
Balance at January 1, 2017	$58,587	$20,380	$(17,157)	$1,400	$63,210
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(1,837)	—	—	—	(1,837)
Losses on cash flow hedges included in interest expense	—	1,927	—	—	1,927
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(46)	(46)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	101,518	—	—	—	101,518
Unrealized losses on cash flow hedges	—	(6,668)	—	—	(6,668)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,752	—	2,752
Total other comprehensive income (loss)	99,681	(4,741)	2,752	(46)	97,646
Balance at September 30, 2017	$158,268	$15,639	$(14,405)	$1,354	$160,856

Nine Months Ended September 30, 2016
Balance at January 1, 2016	$(82,278)	$(847)	$(21,376)	$1,478	$(103,023)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(5,104)	—	—	—	(5,104)
Losses on cash flow hedges included in interest expense	—	2,570	—	—	2,570
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	—	12	—	12
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(59)	(59)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	92,381	—	—	—	92,381
Unrealized losses on cash flow hedges	—	(12,980)	—	—	(12,980)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(302)	—	(302)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	3,505	—	3,505
Total other comprehensive income (loss)	87,277	(10,410)	3,215	(59)	80,023
Balance at September 30, 2016	$4,999	$(11,257)	$(18,161)	$1,419	$(23,000)
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
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies, credit unions, and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, substantially all of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a small portfolio of government-guaranteed or government-insured and conventional mortgage loans which were acquired through the Mortgage Partnership Finance® (“MPF”®) Program administered by the FHLBank of Chicago. Approximately $523 million of the $559 million (unpaid principal balance) of mortgage loans on the Bank's balance sheet at September 30, 2017 were conventional loans acquired in 2016 and the first nine months of 2017. The remaining $36 million of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans ($20 million) and conventional loans ($16 million) that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of September 30, 2017, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2017 and December 31, 2016.

MEMBERSHIP SUMMARY
	September 30, 2017	December 31, 2016
Commercial banks	609	621
Savings institutions	59	60
Credit unions	114	108
Insurance companies	35	37
Community Development Financial Institutions	6	5
Total members	823	831
Housing associates	8	8
Non-member borrowers	8	8
Total	839	847
Community Financial Institutions (“CFIs”) (1)	601	619
_____________________________

(1)
The figures shown reflect the number of institutions that were Community Financial Institutions as of September 30, 2017 and December 31, 2016 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2017, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2016, 2015 and 2014 of less than $1.148 billion. For 2016, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2015, 2014 and 2013 of less than $1.128 billion.
Financial Market Conditions
Economic growth in the United States expanded during the third quarter of 2017. The gross domestic product increased at an annual rate of 3.0 percent during the third quarter of 2017, after increasing at an annual rate of 3.1 percent during the second quarter of 2017, 1.2 percent during the first quarter of 2017 and an annual rate of 1.5 percent during 2016. The nationwide unemployment rate was 4.2 percent at September 30, 2017, down slightly from 4.4 percent at June 30, 2017, 4.5 percent at March 31, 2017 and 4.7 percent at December 31, 2016. Housing prices continued to increase in most major metropolitan areas.
At a meeting that was held on January 31, 2017 and February 1, 2017, the Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0.50 percent and 0.75 percent. Then at a meeting held on March 14/15, 2017, the FOMC raised its target for the federal funds rate to a range between 0.75 percent and 1.00 percent. At its June 13/14, 2017 meeting, the FOMC further raised its target range for the federal funds rate to 1.00 percent to 1.25 percent. At its July 25/26, 2017, September 19/20, 2017 and October 31/November 1, 2017 meetings, the FOMC left unchanged the target range for the federal funds rate. At the meeting held on October 31/November 1, 2017, the FOMC stated that it expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate. The FOMC further stated that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. In addition, through September 2017, the FOMC maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. In October 2017, the FOMC began implementing a balance sheet normalization program, which gradually reduces the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. The FOMC's next regular meeting is scheduled to occur on December 12/13, 2017.
One-month and three-month LIBOR increased during the first nine months of 2017, with one-month and three-month LIBOR ending the third quarter at 1.23 percent and 1.33 percent, respectively, as compared to 0.77 percent and 1.00 percent, respectively, at the end of 2016.

The following table presents information on various market interest rates at September 30, 2017 and December 31, 2016 and various average market interest rates for the three and nine-month periods ended September 30, 2017 and 2016.

	Ending Rate		Average Rate		Average Rate
	September 30, 2017	December 31, 2016	Third Quarter 2017	Third Quarter 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Federal Funds Target (1)	1.25%	0.75%	1.25%	0.50%	1.03%	0.50%
Average Effective Federal Funds Rate (2)	1.06%	0.55%	1.14%	0.40%	0.93%	0.38%
1-month LIBOR (1)	1.23%	0.77%	1.23%	0.51%	1.04%	0.46%
3-month LIBOR (1)	1.33%	1.00%	1.31%	0.79%	1.20%	0.69%
2-year LIBOR (1)	1.74%	1.45%	1.60%	0.96%	1.57%	0.92%
5-year LIBOR (1)	2.00%	1.98%	1.88%	1.14%	1.93%	1.21%
10-year LIBOR (1)	2.29%	2.34%	2.20%	1.43%	2.26%	1.60%
3-month U.S. Treasury (1)	1.06%	0.51%	1.05%	0.30%	0.86%	0.28%
2-year U.S. Treasury (1)	1.47%	1.20%	1.36%	0.73%	1.30%	0.78%
5-year U.S. Treasury (1)	1.92%	1.93%	1.81%	1.13%	1.86%	1.24%
10-year U.S. Treasury (1)	2.33%	2.45%	2.24%	1.56%	2.32%	1.74%
_____________________________

(1)	Source: Bloomberg (reflects upper end of target range)

(2)	Source: Federal Reserve Statistical Release
Year-to-Date 2017 Summary

•
The Bank ended the third quarter of 2017 with total assets of $66.4 billion compared with $58.2 billion at the end of 2016. The $8.2 billion increase in total assets during the nine-month period was attributable primarily to increases in the Bank's advances ($3.8 billion), short-term liquidity portfolio ($2.5 billion), long-term investments ($1.3 billion) and mortgage loans held for portfolio ($0.5 billion).

•	Total advances increased from $32.5 billion at December 31, 2016 to $36.3 billion at September 30, 2017.

•
During the first, second and third quarters of 2017, the Bank acquired $55.9 million, $198.5 million and $199.6 million (unpaid principal balances), respectively, of conventional mortgage loans through the MPF Program.

•
The Bank’s net income for the three and nine months ended September 30, 2017 was $40.0 million and $118.9 million, respectively, as compared to $21.1 million and $50.6 million during the corresponding periods in 2016. The increase of $18.9 million for the three months ended September 30, 2017 compared to the corresponding period in 2016 was due primarily to a $17.8 million increase in net interest income, a $2.0 million increase in gains on sales of held-to-maturity securities and a $1.2 million favorable change in the aggregate net gains and losses associated with the Bank's derivatives and hedging activities and its trading securities portfolio (most of which are expected to be transitory in nature), offset by a $2.1 million increase in Affordable Housing Program expenses. The increase of $68.3 million for the nine months ended September 30, 2017 compared to the corresponding period in 2016 was due primarily to a $58.5 million increase in net interest income and a $19.7 million favorable change in the aggregate net gains and losses associated with the Bank's derivatives and hedging activities and its trading securities portfolio (most of which are expected to be transitory in nature), offset by a $3.8 million increase in other expenses and a $7.6 million increase in Affordable Housing Program expenses. For additional discussion, see the section entitled "Results of Operations" beginning on page 63 of this report.

•
At all times during the first nine months of 2017, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $920.9 million at September 30, 2017 from $824.0 million at December 31, 2016. Retained earnings was 1.39 percent and 1.42 percent of total assets at September 30, 2017 and December 31, 2016, respectively.

•
During the first nine months of 2017, the Bank paid dividends totaling $22.0 million. The Bank’s first quarter 2017 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.599 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2016) and 1.599 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2016 plus 1.0 percent), respectively. The Bank’s second quarter 2017 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.83 percent (a rate equal to average one-month LIBOR for the first quarter of 2017) and 1.83 percent (a rate equal to average one-month LIBOR for the first quarter of 2017 plus 1.0 percent), respectively. The Bank’s third quarter 2017 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.06 percent (a rate equal to average one-month LIBOR for the second quarter of 2017) and 2.06 percent (a rate equal to average one-month LIBOR for the second quarter of 2017 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2017			2016
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$36,287,884	$34,132,238	$31,058,811	$32,506,175	$31,821,835
Investments (1)	29,255,476	28,122,619	26,040,636	25,419,421	26,200,193
Mortgage loans	576,947	379,026	178,248	124,102	70,129
Allowance for credit losses on mortgage loans	141	141	141	141	141
Total assets	66,449,883	62,862,497	57,525,685	58,212,077	58,357,619
Consolidated obligations — discount notes	31,438,766	28,014,878	22,783,297	26,941,782	31,099,645
Consolidated obligations — bonds	30,060,229	30,020,333	30,127,957	26,997,487	23,122,425
Total consolidated obligations(2)	61,498,995	58,035,211	52,911,254	53,939,269	54,222,070
Mandatorily redeemable capital stock(3)	7,032	23,146	2,865	3,417	2,341
Capital stock — putable	2,206,815	2,114,575	1,952,078	1,930,148	1,880,042
Unrestricted retained earnings	818,251	794,884	767,134	745,104	727,513
Restricted retained earnings	102,663	94,660	85,908	78,880	73,110
Total retained earnings	920,914	889,544	853,042	823,984	800,623
Accumulated other comprehensive income (loss)	160,856	133,186	136,180	63,210	(23,000)
Total capital	3,288,585	3,137,305	2,941,300	2,817,342	2,657,665
Dividends paid(3)	8,643	7,261	6,080	5,488	4,665
Income statement (for the quarter)
Net interest income	$62,492	$61,514	$52,746	$46,815	$44,668
Other income	5,463	7,890	8,557	7,122	2,405
Other expense	23,491	20,774	22,260	21,882	23,600
AHP assessment	4,451	4,867	3,905	3,206	2,348
Net income	40,013	43,763	35,138	28,849	21,125
Performance ratios
Net interest margin(4)	0.39%	0.42%	0.38%	0.32%	0.31%
Net interest spread (5)	0.32	0.37	0.34	0.29	0.28
Return on average assets	0.25	0.30	0.25	0.20	0.15
Return on average equity	4.83	5.74	4.83	4.12	3.23
Return on average capital stock (6)	7.12	8.55	7.05	5.90	4.49
Total average equity to average assets	5.12	5.23	5.21	4.80	4.61
Regulatory capital ratio(7)	4.72	4.82	4.88	4.74	4.60
Dividend payout ratio (3)(8)	21.60	16.59	17.30	19.02	22.08

_____________________________

(1)
Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.028 trillion, $1.012 trillion, $959 billion, $989 billion and $968 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $62 billion, $58 billion, $53 billion, $54 billion and $54 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $47 thousand, $8 thousand, $6 thousand, $4 thousand and $9 thousand for the quarters ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

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

Impact of Hurricanes Harvey and Irma

During the third quarter of 2017, two significant hurricanes struck the continental United States. On August 25, 2017, Hurricane Harvey made landfall near Rockport, Texas, causing substantial flooding and other damage in southeast Texas, including the Houston metropolitan area, and lesser damage in Louisiana. Then, on September 10, 2017, Hurricane Irma made landfall near Marco Island, Florida, causing significant damage in Florida and lesser damage in other southeastern states.

These storms had varying degrees of impact on the Bank’s members, its members’ borrowers and the properties pledged as collateral for those borrowings, and MPF mortgage loan borrowers and the properties pledged as collateral for those mortgage loans. The Bank has analyzed the potential impact that damage related to Hurricanes Harvey and Irma might have on its advances, letters of credit, mortgage loans held for portfolio, and non-agency residential mortgage-backed securities ("MBS") investments. Letters of credit are included in the Bank’s analysis as if they were advances because a letter of credit would be converted into an advance if a member defaults on its obligation to the beneficiary. At issuance, letters of credit are required to be collateralized as if they were advances. Based on the information that is currently available, the Bank does not currently expect that the potential losses, if any, resulting from these hurricanes will have a material effect on its financial condition or results of operations. However, as more information becomes available over time, its assessment of the impact of these hurricanes may change.

At September 30, 2017, approximately 113 of the Bank’s member institutions had their main offices located in the areas that had been designated as disaster areas by the Federal Emergency Management Agency (“FEMA”) as a result of Hurricane Harvey. Member institutions with main offices located in the areas affected by Hurricane Harvey reported little or no physical damage to their properties and no major service disruptions.

However, member institutions throughout the district could be adversely affected over time and to varying degrees by Hurricanes Harvey and Irma, including, potentially, the inability of their borrowers to repay loans made by the institutions and damage to the borrowers’ properties that serve as collateral for the loans made by the institutions. The primary source of repayment of advances (including those that may be created when letters of credit have been funded) is derived from the borrowing members’ ongoing operations. For a variety of reasons, it is still too early to assess the impact that insurance settlements and federal and/or other assistance for members’ consumer and commercial borrowers will have on the borrowers’ ability to repair or rebuild their homes and businesses and repay outstanding loans to member institutions, or what assistance might be available to those institutions from their primary regulators or through Congressional action.

If a member institution fails or is otherwise unable to meet its obligations, a secondary source of repayment is the collateral pledged by the member. At September 30, 2017, approximately 333 of the Bank’s member institutions had outstanding obligations that were secured in part by collateral that was located in areas that had been designated as disaster areas by FEMA as a result of Hurricanes Harvey and Irma. Of these institutions, the Bank has identified 20 members with a high concentration of loans secured by properties located in the FEMA-designated disaster areas relative to their total pledged collateral. For a variety of reasons, including forbearances provided to borrowers for loan payments, the uncertainty of the amount of damage sustained by the underlying properties, the amount of insurance settlements that may be made on those properties, and the ultimate marketability of those properties, it is not possible at this time to determine the impact that the hurricanes may have had on the value of the loan collateral supporting the Bank’s advances and letters of credit. If the value of pledged loan collateral declines such that a member’s obligations to the Bank are not fully secured, that member would have to either substitute collateral or reduce its outstanding obligations to the Bank. As more information becomes available to the Bank over time, its assessment of the impact of the hurricanes on individual institutions’ operations may change.

At this time, all principal and interest amounts on the Bank’s advances have been received in accordance with the contractual terms of the applicable agreements. Additionally, the Bank has not been required to fund any letters of credit.

At September 30, 2017, the Bank also held interests totaling $57.7 million (unpaid principal balance or “UPB”) in conventional mortgage loans acquired through the MPF Program and held for portfolio that were collateralized by properties located in the areas that had been designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government ($14.5 million UPB was collateralized by properties located in Hurricane Harvey disaster areas and $43.2 million UPB was collateralized by properties located in Hurricane Irma disaster areas). As of September 30, 2017, the aggregate UPB represented 10.0 percent of the Bank’s mortgage loans held for portfolio, 0.1 percent of the Bank’s total assets and 6.3 percent of the Bank’s retained earnings. Under the terms of the MPF Program, all mortgagors are required to carry hazard insurance and, if the property is located in a federal government-designated flood zone, they must also carry flood insurance. Federal assistance may also be available to mortgagors affected by the storms. In addition, mortgage loans with a loan-to-value ratio greater than 80 percent are required to have private mortgage insurance (“PMI”). Members selling mortgage loans to the Bank under the MPF Program are also required to retain a portion of the credit risk associated with those loans (“MPF credit enhancements”). The Bank is still assessing the damage to the underlying properties and the potential for recovery under insurance policies and MPF credit enhancements. While it is not currently possible to quantify the ultimate impact of the hurricanes on its mortgage loan portfolio, the Bank believes the protections that are in place including, but not limited to, borrowers’ equity, PMI, hazard insurance and, if applicable, flood insurance, along with MPF credit enhancements, will limit any potential losses to an amount that will not have a material effect on the Bank’s financial condition or results of operations.

Additionally, in response to the hurricanes, the Bank’s mortgage loan servicers were authorized to grant forbearance or temporarily suspend mortgage payments for up to 90 days for borrowers whose income is affected by the disaster or for borrowers whose property is located in a FEMA-designated disaster area. Mortgage loan servicers were also directed, under certain circumstances, to suspend collections and foreclosure proceedings in these areas for 90 days.

The Bank also owns several non-agency residential MBS that are collateralized in part by loans on properties that are located in Florida and, to a lesser extent, Texas (the states most affected by Hurricanes Irma and Harvey, respectively). Credit support for the senior tranches of these securities held by the Bank is provided by subordinated tranches that absorb losses before the senior tranches held by the Bank would be affected. The amount of loans in Florida and Texas generally represent a small portion of the underlying loan pools and, therefore, the Bank does not currently anticipate any material losses in its non-agency residential MBS portfolio related to Hurricanes Irma or Harvey.

Based on currently available information, the Bank did not record any reserves related to Hurricanes Harvey or Irma as of September 30, 2017. The Bank is continuing to evaluate the impact of the hurricanes on its advances (including those that may be created if a letter of credit is required to be funded), mortgage loans held for portfolio and non-agency residential MBS investments. If information becomes available indicating that any of these assets has been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.

Impact of California Wildfires

In October 2017, several significant wildfires destroyed thousands of homes and businesses in Northern California. The Bank’s primary exposure to the destruction caused by these wildfires relates to its mortgage loans held for portfolio. As of September 30, 2017, the Bank held interests totaling $12.4 million UPB in conventional mortgage loans acquired through the MPF Program that were collateralized by properties located in the areas that had been designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government. As of September 30, 2017, this balance represented 2.1 percent of the Bank’s mortgage loans held for portfolio, less than 0.1 percent of the Bank’s total assets and 1.3 percent of the Bank’s retained earnings. As noted in the discussion regarding Hurricanes Harvey and Irma, all mortgagors are required under the terms of the MPF Program to carry hazard insurance. For this reason and the other reasons set forth in that discussion, the Bank does not currently anticipate any material losses as a result of the California wildfires.

Regulatory and Market Developments
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
As proposed, the rule would reduce the amount of unsecured credit that the Bank could extend to GSEs that are not operating with capital support or some other form of direct financial assistance from the U.S. government, which could adversely impact the Bank's operating results. Comments on the proposed rule were due by September 1, 2017.
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

LIBOR Developments

In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to voluntarily submit LIBOR rates after 2021, and that the FCA will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate (or rates). Other financial services regulators and industry groups, including the International Swaps and Derivatives Association, are evaluating the possible phase-out of LIBOR and the development of alternative interest rate indices or reference rates. As noted throughout this report, many of the Bank's assets and liabilities are indexed to LIBOR. In 2014, the Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify alternative reference rates for possible use as market benchmarks. In June 2017, the ARRC selected the Secured Overnight Financing Rate ("SOFR"), a broad measure of overnight Treasury financing transactions, as a replacement for U.S. dollar LIBOR. In August 2017, the Federal Reserve Board requested public comment on a proposal to begin publishing the SOFR and two other alternative rates beginning in 2018. The Bank is unable to predict at this time whether LIBOR will cease to be available after 2021, whether the alternative rates that the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what impact a transition from LIBOR to an alternative reference rate (or rates) could have on the Bank's business, financial condition or results of operations.

Financial Condition
The following table provides selected period-end balances as of September 30, 2017 and December 31, 2016, as well as selected average balances for the nine-month period ended September 30, 2017 and the year ended December 31, 2016. As shown in the table, the Bank’s total assets increased by 14.2 percent between December 31, 2016 and September 30, 2017, due primarily to increases in the Bank's advances ($3.8 billion), short-term liquidity portfolio ($2.5 billion), long-term investments ($1.3 billion) and mortgage loans held for portfolio ($0.5 billion). As the Bank’s assets increased, the funding for those assets also increased. During the nine months ended September 30, 2017, total consolidated obligations increased by $7.6 billion as consolidated obligation discount notes increased by $4.5 billion and consolidated obligation bonds increased by $3.1 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2017
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2016
Advances	$36,288	$3,782	11.6%	$32,506
Short-term liquidity holdings
Securities purchased under agreements to resell	2,300	(800)	(25.8)%	3,100
Federal funds sold	9,830	3,588	57.5%	6,242
Loan to other FHLBank	—	(290)	(100.0)%	290
Long-term investments
Trading securities	103	2	2.0%	101
Available-for-sale securities	14,978	1,802	13.7%	13,176
Held-to-maturity securities	2,032	(468)	(18.7)%	2,500
Mortgage loans held for portfolio, net	577	453	365.3%	124
Total assets	66,450	8,238	14.2%	58,212
Consolidated obligations — bonds	30,060	3,063	11.3%	26,997
Consolidated obligations — discount notes	31,439	4,497	16.7%	26,942
Total consolidated obligations	61,499	7,560	14.0%	53,939
Mandatorily redeemable capital stock	7	4	133.3%	3
Capital stock	2,207	277	14.4%	1,930
Retained earnings	921	97	11.8%	824
Average total assets	59,783	6,883	13.0%	52,900
Average capital stock	2,102	312	17.4%	1,790
Average mandatorily redeemable capital stock	10	5	100.0%	5

Advances
The Bank's advances balances (at par value) increased by $3.8 billion (11.7 percent) during the first nine months of 2017. The increase in the Bank's advances was due largely to an increase in advances to the Bank's largest borrowers. The following table presents advances outstanding, by type of institution, as of September 30, 2017 and December 31, 2016.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial banks	$27,383	75%	$23,416	72%
Credit unions	3,431	10	2,851	9
Insurance companies	3,127	9	2,817	9
Savings institutions	2,176	6	3,318	10
Community Development Financial Institutions	14	—	14	—
Total member advances	36,131	100	32,416	100
Housing associates	118	—	46	—
Non-member borrowers	20	—	10	—
Total par value of advances	$36,269	100%	$32,472	100%
Total par value of advances outstanding to CFIs (1)	$7,555	21%	$6,758	21%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of September 30, 2017 and December 31, 2016 based upon the definitions of CFIs that applied as of those dates.
At September 30, 2017, advances outstanding to the Bank’s five largest borrowers totaled $10.3 billion, representing 28.5% percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2016 totaled $8.6 billion, representing 26.4 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2017.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2017
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$3,300	9.1%
Texas Capital Bank, N.A.	2,500	6.9
Iberiabank	1,945	5.4
Life Insurance Company of the Southwest	1,332	3.7
Trustmark National Bank	1,250	3.4
	$10,327	28.5%

The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2017 and December 31, 2016.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2017		December 31, 2016
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$22,644	62.4%	$18,185	56.0%
Adjustable/variable-rate indexed	12,211	33.7	12,839	39.5
Amortizing	1,414	3.9	1,448	4.5
Total par value	$36,269	100.0%	$32,472	100.0%
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
Short-Term Liquidity Holdings
At September 30, 2017, the Bank’s short-term liquidity holdings were comprised of $9.8 billion of overnight federal funds sold and $2.3 billion of overnight reverse repurchase agreements. At December 31, 2016, the Bank’s short-term liquidity holdings were comprised of $6.5 billion of overnight federal funds sold (including a $0.3 billion loan to another FHLBank) and $3.1 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during the nine months ended September 30, 2017 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. As of September 30, 2017, the Bank’s overnight federal funds sold consisted of $2.4 billion sold to counterparties rated double-A, $6.5 billion sold to counterparties rated single-A and $0.9 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2016 10-K. For the nine months ended September 30, 2017, the Bank's core mission asset ("CMA") ratio was 63.14 percent. In comparison, the Bank's CMA ratio was 60.74 percent for the year ended December 31, 2016.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2017 and December 31, 2016 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
September 30, 2017	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$12	$485	$103	$600	$12
GSE obligations	—	6,629	—	6,629	—
State housing agency obligations	160	—	—	160	160
Other	—	183	—	183	—
Total debentures	172	7,297	103	7,572	172

Mortgage-backed securities ("MBS") portfolio
U.S. government-guaranteed residential MBS	2	—	—	2	2
GSE residential MBS	1,739	—	—	1,739	1,749
GSE commercial MBS	35	7,681	—	7,716	35
Non-agency residential MBS	84	—	—	84	99
Total MBS	1,860	7,681	—	9,541	1,885
Total long-term investments	$2,032	$14,978	$103	$17,113	$2,057

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2016	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$16	$496	$101	$613	$16
GSE obligations	—	6,526	—	6,526	—
State housing agency obligations	110	—	—	110	109
Other	—	320	—	320	—
Total debentures	126	7,342	101	7,569	125

Mortgage-backed securities portfolio
U.S. government-guaranteed residential MBS	3	—	—	3	3
GSE residential MBS	2,211	—	—	2,211	2,215
GSE commercial MBS	61	5,834	—	5,895	61
Non-agency residential MBS	98	—	—	98	111
Total MBS	2,373	5,834	—	8,207	2,390
Total long-term investments	$2,499	$13,176	$101	$15,776	$2,515

As of September 30, 2017, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), are currently rated triple-A by Moody's and Fitch. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table on page 54.

During the nine months ended September 30, 2017, the Bank acquired (based on trade date) $1.8 billion of GSE commercial MBS ("CMBS") and $583 million of GSE debentures, all of which were classified as available-for-sale. All of the Bank's CMBS holdings are backed by multi-family loans. During this same period, the Bank purchased a $125 million state housing agency obligation, which was classified as held-to-maturity. During the nine months ended September 30, 2017, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $438 million and $413 million, respectively.
During the nine months ended September 30, 2017, the Bank sold $260 million (par value) of GSE debentures classified as available-for-sale. The gains recognized on these sales totaled $1.8 million. The GSE debentures that were sold were replaced with longer-dated, higher-yielding GSE debentures. During this same nine-month period, the Bank also sold $163 million (par value) of GSE RMBS classified as held-to-maturity securities. The gains recognized on these sales totaled $4.0 million. The proceeds from these sales were reinvested in higher yielding GSE CMBS.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At September 30, 2017, the Bank held $9.5 billion (amortized cost) of MBS, which represented 303 percent of its total regulatory capital as of that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
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
Gross unrealized losses on the Bank’s MBS investments decreased from $46.8 million at December 31, 2016 to $12.2 million at September 30, 2017. As of September 30, 2017, $7.5 million of the gross unrealized losses related to the Bank’s holdings of GSE CMBS, $2.9 million related to non-agency RMBS and $1.8 million related to GSE RMBS. At September 30, 2017, gross unrealized losses associated with the Bank's non-MBS investments totaled $0.2 million.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2017 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of September 30, 2017. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$5,783	$5,783	$5,783	$5,609	$174
Triple-B	3	12,794	12,794	12,794	12,557	237
Single-B	5	16,067	15,955	14,462	15,095	860
Triple-C	13	72,387	64,226	51,314	65,923	1,648
Not Rated	1	94	94	94	88	6
Total	23	$107,125	$98,852	$84,447	$99,272	$2,925

At September 30, 2017, the Bank’s portfolio of non-agency RMBS was comprised of 4 securities with an aggregate unpaid principal balance of $12 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $95 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2016, the Bank’s portfolio of non-agency RMBS was comprised of 5 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $16 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $108 million. One of the Bank's non-agency RMBS was paid in full during the three months ended September 30, 2017. A summary of the Bank’s non-agency RMBS as of December 31, 2016 by classification by the originator at the time of issuance and collateral type is presented in the 2016 10-K; there were no material changes to this information during the nine months ended September 30, 2017.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of September 30, 2017 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 10 of this report).
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through September 30, 2017, the Bank has amortized $0.6 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on these securities have totaled $2.0 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $3.5 million. Based on the cash flow analyses performed as of September 30, 2017, the Bank currently expects to recover in future periods an additional $7.6 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through September 30, 2017.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of September 30, 2017 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning July 1, 2017 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. None of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($1.9 billion par value at September 30, 2017) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2017, one-month LIBOR was 1.23 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 12.30 percent. The largest concentration of embedded effective caps ($1.5 billion) was between 6.00 percent and 6.50 percent. As of September 30, 2017, one-month LIBOR rates were 472 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.2 billion of interest rate caps with remaining maturities ranging from 12 months to 47 months as of September 30, 2017, and strike rates of 6.50 percent. If three-month LIBOR rises above 6.5 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between 6.50 percent and three-month LIBOR.

The following table provides a summary of the notional amounts and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of September 30, 2017.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount
Third quarter 2018	$200
First quarter 2019	250
Third quarter 2021 (1)	750
$1,200

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.
Consolidated Obligations and Deposits
During the nine months ended September 30, 2017, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $3.0 billion and its outstanding consolidated obligation discount notes increased by $4.5 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2017 and December 31, 2016.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2017		December 31, 2016
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate	$15,111	50.1%	$13,151	48.5%
Fixed-rate
Non-callable	9,235	30.6	8,597	31.7
Callable	2,477	8.2	2,356	8.7
Callable step-up	3,185	10.6	2,829	10.4
Callable step-down	150	0.5	200	0.7
Total par value	$30,158	100.0%	$27,133	100.0%

During the first nine months of 2017, the Bank issued $16.8 billion of consolidated obligation bonds and approximately $99.2 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes, as well as to fund the increase in the Bank's advances and investment portfolio. At September 30, 2017 and December 31, 2016, discount notes comprised approximately 51 percent and 50 percent, respectively, of the Bank's total outstanding consolidated obligations. In comparison, discount notes comprised approximately 57 percent of the Bank's total outstanding consolidated obligations at September 30, 2016. During the nine months ended September 30, 2017, the Bank's bond issuance (based on par value) consisted of approximately $11.1 billion of variable-rate bonds, $3.6 billion of fixed-rate non-callable bonds (most of which were swapped), and $2.1 billion of swapped fixed-rate callable bonds (including step-up bonds).

The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 20 basis points during the three months ended September 30, 2017, compared to LIBOR minus 20 basis points during the three months ended June 30, 2017, LIBOR minus 30 basis points during the three months ended March 31, 2017 and LIBOR minus 19 basis points during the three months ended September 30, 2016. Floating rate bond spreads (relative to LIBOR) improved to their historically most favorable level in February 2017 and then began to deteriorate slightly as short-term rates increased throughout the second quarter of 2017, before leveling off in the third quarter of 2017.

The cost of the Bank's discount notes increased during the first nine months of 2017 as a result of anticipated and actual increases in the target federal funds rate.

Demand and term deposits were $1.0 billion at both September 30, 2017 and December 31, 2016. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.2 billion and $1.9 billion at September 30, 2017 and December 31, 2016, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $1.8 billion for the year ended December 31, 2016 to $2.1 billion for the nine months ended September 30, 2017.
Mandatorily redeemable capital stock outstanding at September 30, 2017 and December 31, 2016 was $7.0 million and $3.4 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At September 30, 2017 and December 31, 2016, the Bank’s five largest shareholders collectively held $465 million and $378 million, respectively, of capital stock, which represented 20.9 percent and 19.6 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2017.
FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2017
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$142,300	6.4%
Iberiabank	93,672	4.2
Texas Capital Bank, N.A.	92,700	4.2
Centennial Bank	68,781	3.1
Whitney Bank	67,088	3.0
	$464,541	20.9%
As of September 30, 2017, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
The following table presents outstanding capital stock, by type of institution, as of September 30, 2017 and December 31, 2016.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2017		December 31, 2016
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,585	72%	$1,378	71%
Credit unions	315	14	224	12
Insurance companies	179	8	156	8
Savings institutions	127	6	171	9
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,207	100	1,930	100
Mandatorily redeemable capital stock	7	—	3	—
Total regulatory capital stock	$2,214	100%	$1,933	100%
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
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the nine months ended September 30, 2017, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 28, 2017, June 27, 2017 and September 26, 2017, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 28, 2017, June 27, 2017 and September 26, 2017, the Bank repurchased surplus stock totaling $148.2 million, $75.7 million and $104.3 million, none of which was classified as mandatorily redeemable capital stock at those dates.
At September 30, 2017, the Bank’s excess stock totaled $502.2 million, which represented 0.8 percent of the Bank’s total assets as of that date.
During the nine months ended September 30, 2017, the Bank’s retained earnings increased by $96.9 million, from $824.0 million to $920.9 million. During this same period, the Bank paid dividends on capital stock totaling $22.0 million, which represented a weighted average annualized dividend rate of 1.463 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.599 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2016) and 1.599 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2016 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2016 through December 31, 2016, were paid on March 29, 2017. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.83 percent (a rate equal to average one-month LIBOR for the first quarter of 2017) and 1.83 percent (a rate equal to average one-month LIBOR for the first quarter of 2017 plus 1.0 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2017 through March 31, 2017, were paid on June 28, 2017. The Bank’s third quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.06 percent (a rate equal to average one-month LIBOR for the second quarter of 2017) and 2.06 percent (a rate equal to average one-month LIBOR for the second quarter of 2017 plus 1.0 percent), respectively. The third quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from April 1, 2017 through June 30, 2017, were paid on September 27, 2017.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends on Class B-1 Stock during the fourth quarter of 2017 at an annualized rate equal to average one-month LIBOR for the third quarter of 2017. Further, the Bank currently expects to pay dividends on Class B-2 Stock during the fourth quarter of 2017 at an annualized rate equal to average one-month LIBOR for the third quarter of 2017 plus 1.0 percent.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2016 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At September 30, 2017, the Bank’s total risk-based capital requirement was $801 million, comprised of credit risk, market risk and operations risk capital requirements of $379 million, $237 million and $185 million, respectively, and its permanent capital was $3.1 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at September 30, 2017 or December 31, 2016. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the nine months ended September 30, 2017, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2017, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 4.72 percent and 7.08 percent, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2017 and December 31, 2016, see “Item 1. Financial Statements” (specifically, Note 12 on page 30 of this report).
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
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2017 and December 31, 2016.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
September 30, 2017
Advances	$4,408	$908	$—	$—	$5,316
Investments	—	14,756	—	1,203	15,959
Consolidated obligation bonds	—	13,310	—	—	13,310
Consolidated obligation discount notes	—	—	425	—	425
Intermediary positions	—	—	—	2,419	2,419
Other	—	—	—	400	400
Total notional balance	$4,408	$28,974	$425	$4,022	$37,829
December 31, 2016
Advances	$3,835	$1,170	$—	$—	$5,005
Investments	—	13,107	—	1,203	14,310
Consolidated obligation bonds	—	12,776	—	—	12,776
Consolidated obligation discount notes	—	—	425	1,276	1,701
Balance sheet	—	—	—	1,000	1,000
Intermediary positions	—	—	—	422	422
Other	—	—	—	327	327
Total notional balance	$3,835	$27,053	$425	$4,228	$35,541

The following table presents the earnings impact of derivatives and hedging activities during the three and nine months ended September 30, 2017 and 2016.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Intermediary Transactions	Other	Total
Three Months Ended September 30, 2017
Amortization/accretion of hedging activities in net interest income (1)	$—	$16	$(1)	$—	$—	$—	$15
Net interest settlements included in net interest income (2)	(7)	(40)	10	(1)	—	—	(38)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(2)	—	—	—	(2)
Net gains (losses) on economic hedges	—	—	—	—	(1)	2	1
Price alignment amount	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	—	(2)	—	(1)	3	—
Net impact of derivatives and hedging activities	$(7)	$(24)	$7	$(1)	$(1)	$3	$(23)

Three Months Ended September 30, 2016
Amortization/accretion of hedging activities in net interest income (1)	$—	$17	$(1)	$—	$—	$—	$16
Net interest settlements included in net interest income (2)	(16)	(55)	13	(1)	—	—	(59)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	2	—	—	—	—	2
Net losses on economic hedges	—	—	—	(2)	—	(2)	(4)
Net interest settlements on economic hedges	—	—	—	1	—	—	1
Total net gains (losses) on derivatives and hedging activities	—	2	—	(1)	—	(2)	(1)
Net impact of derivatives and hedging activities	$(16)	$(36)	$12	$(2)	$—	$(2)	$(44)

Nine Months Ended September 30, 2017
Amortization/accretion of hedging activities in net interest income (1)	$—	$49	$(3)	$—	$—	$—	$46
Net interest settlements included in net interest income (2)	(28)	(132)	35	(2)	—	—	(127)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(6)	—	—	—	—	(6)
Net gains on economic hedges	—	—	—	—	3	7	10
Net interest settlements on economic hedges	—	—	—	—	—	1	1
Price alignment amount	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	(6)	—	—	3	9	6
Net impact of derivatives and hedging activities	$(28)	$(89)	$32	$(2)	$3	$9	$(75)

Nine Months Ended September 30, 2016
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$55	$(6)	$—	$—	$—	$48
Net interest settlements included in net interest income (2)	(51)	(168)	50	(3)	—	—	(172)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(19)	(4)	—	—	—	(23)
Net gains (losses) on economic hedges	—	(3)	(2)	—	—	5	—
Net interest settlements on economic hedges	—	—	—	1	—	1	2
Total net gains (losses) on derivatives and hedging activities	—	(22)	(6)	1	—	6	(21)
Net impact of derivatives and hedging activities	(52)	(135)	38	(2)	—	6	(145)
Net gain on hedged financial instrument classified as trading	—	2	—	—	—	—	2
	$(52)	$(133)	$38	$(2)	$—	$6	$(143)

_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of September 30, 2017, the Bank had cleared trades outstanding with notional amounts totaling $25.1 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2017, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $11.5 billion.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2017.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparty and Variation Margin Paid (Received) on Daily Settled Contracts	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	1	$5.0	$—	$—	$—	$—
Cleared derivatives (3)	—	15,463.1	2.3	11.3	535.2	548.8
Liability positions with credit exposure
Single-A	1	175.4	(6.2)	6.2	—	—
Triple-B (4)	2	2,123.1	(47.0)	48.2	—	1.2
Cleared derivatives (3)	—	9,626.2	(75.9)	80.2	30.7	35.0
Total derivative positions with non-member counterparties to which the Bank had credit exposure	4	27,392.8	(126.8)	145.9	565.9	585.0
Liability positions without credit exposure (4)	14	9,168.5	(107.2)	94.8	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	14	9,168.5	(107.2)	94.8	—	—
Total non-member counterparties	18	36,561.3	(234.0)	$240.7	$565.9	$585.0

Member institutions
Interest rate exchange agreements (5)
Asset positions	8	1,139.4	24.0
Liability positions	3	70.0	(1.9)
Mortgage delivery commitments	—	58.4	—
Total member institutions	11	1,267.8	22.1

Total	29	$37,829.1	$(211.9)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of September 30, 2017.

(2)	Includes amounts that had not settled as of September 30, 2017.

(3)	Each of the counterparties to the Bank's cleared derivatives transactions is rated double-A.

(4)
The figures for the liability positions with credit exposure for triple-B rated counterparties included transactions with a counterparty that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.2 billion and a net credit exposure of $1.0 million as of September 30, 2017. The figures for the liability positions without credit exposure included transactions with a counterparty that is affiliated with the same non-member shareholder of the Bank and transactions with another counterparty that is affiliated with a member institution. Transactions with those counterparties had an aggregate notional principal of $1.1 billion as of September 30, 2017.

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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 102 percent and 104 percent at September 30, 2017 and December 31, 2016, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended September 30, 2017 and 2016 was $40.0 million and $21.1 million, respectively. The Bank’s net income for the three months ended September 30, 2017 represented an annualized return on average capital stock (“ROCS”) of 7.12 percent. In comparison, the Bank’s ROCS was 4.49 percent for the three months ended September 30, 2016. Net income for the nine months ended September 30, 2017 and 2016 was $118.9 million and $50.6 million, respectively. The Bank’s net income for the nine months ended September 30, 2017 represented an annualized ROCS of 7.56 percent. In comparison, the Bank’s ROCS was 3.89 percent for the nine months ended September 30, 2016. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended September 30, 2017 and 2016, the Bank’s income before assessments was $44.5 million and $23.5 million, respectively. As discussed in more detail below, the $21.0 million increase in income before assessments from period to period was attributable to a $17.8 million increase in net interest income, a $3.1 million favorable change in other income (loss) and a $0.1 million increase in other expense. During the nine months ended September 30, 2017 and 2016, the Bank’s income before assessments was $132.1 million and $56.2 million, respectively. As discussed in more detail below, the $75.9 million increase in income before assessments from period to period was attributable to a $58.5 million increase in net interest income and an $21.2 million favorable change in other income (loss), offset by a $3.8 million increase in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three and nine months ended September 30, 2017, the Bank’s net interest income was $62.5 million and $176.8 million, respectively, compared to net interest income of $44.7 million and $118.2 million, respectively, for the comparable periods in 2016. The increase in net interest income for the three- and nine-month periods ended September 30, 2017 as compared to the corresponding periods in 2016 was due to increases in both the average balances of the Bank's interest-earning assets and the Bank's net interest spread. The Bank's average balance of interest-earning assets increased from $57.2 billion and $52.0 billion during the three and nine months ended September 30, 2016, respectively, to $64.0 billion and $59.7 billion during the comparable periods in 2017.
For the three months ended September 30, 2017 and 2016, the Bank’s net interest margin was 39 basis points and 31 basis points, respectively. The Bank’s net interest margin was 40 basis points and 30 basis points for the nine months ended September 30, 2017 and 2016, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 32 basis points and 34 basis points for the three and nine months ended September 30, 2017, respectively, compared to 28 basis points and 27 basis points for the three and nine months ended September 30, 2016, respectively. The increases in the Bank's net interest spreads were due primarily to an improvement in its funding costs and the addition of higher-yielding long-term investments.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 7 basis points and 6 basis points during the three and nine months ended September 30, 2017, respectively, compared to 3 basis points during both the three and nine months ended September 30, 2016.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2017 and 2016.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$257	$1	1.08%	$1,019	$1	0.40%
Securities purchased under agreements to resell	653	2	1.19%	2,409	3	0.43%
Federal funds sold	8,673	26	1.18%	5,386	6	0.41%
Investments
Trading	115	—	2.03%	119	—	1.95%
Available-for-sale (3)	14,562	64	1.76%	13,080	36	1.11%
Held-to-maturity (3)	2,132	10	1.79%	2,785	7	1.06%
Advances (4)	37,169	124	1.33%	32,336	59	0.73%
Mortgage loans held for portfolio	480	4	3.75%	67	1	4.89%
Total earning assets	64,041	231	1.44%	57,201	113	0.79%
Cash and due from banks	35			39
Other assets	194			152
Derivatives netting adjustment (2)	(260)			(1,021)
Fair value adjustment on available-for-sale securities (3)	134			(46)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(15)			(19)
Total assets	$64,129	231	1.44%	$56,306	113	0.80%
Liabilities and Capital
Interest-bearing deposits (2)	$951	3	1.03%	$794	1	0.29%
Consolidated obligations
Bonds	29,462	88	1.20%	21,186	36	0.68%
Discount notes	29,895	78	1.04%	31,447	32	0.41%
Mandatorily redeemable capital stock and other borrowings	28	—	1.23%	4	—	0.53%
Total interest-bearing liabilities	60,336	169	1.12%	53,431	69	0.51%
Other liabilities	767			1,298
Derivatives netting adjustment (2)	(260)			(1,021)
Total liabilities	60,843	169	1.11%	53,708	69	0.51%
Total capital	3,286			2,598
Total liabilities and capital	$64,129		1.05%	$56,306		0.49%
Net interest income		$62			$44
Net interest margin			0.39%			0.31%
Net interest spread			0.32%			0.28%
Impact of non-interest bearing funds			0.07%			0.03%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2017 and 2016 in the table above include $256 million and $1.0 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended September 30, 2017 and 2016 in the table above includes $3 million and $2 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2017 and 2016.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$244	$2	0.90%	$898	$3	0.38%
Securities purchased under agreements to resell	455	4	1.08%	1,637	5	0.39%
Federal funds sold	7,690	56	0.97%	5,083	15	0.39%
Investments
Trading	113	1	2.03%	180	2	1.73%
Available-for-sale (3)	13,913	170	1.63%	12,144	92	1.01%
Held-to-maturity (3)	2,318	27	1.57%	2,971	22	1.02%
Advances (4)	34,701	296	1.14%	29,021	156	0.72%
Mortgage loans held for portfolio	295	8	3.82%	58	3	5.46%
Total earning assets	59,729	564	1.26%	51,992	298	0.76%
Cash and due from banks	34			45
Other assets	208			147
Derivatives netting adjustment (2)	(281)			(902)
Fair value adjustment on available-for-sale securities (3)	109			(72)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(16)			(20)
Total assets	$59,783	564	1.26%	$51,190	298	0.77%
Liabilities and Capital
Interest-bearing deposits (2)	$1,111	7	0.82%	$858	2	0.26%
Consolidated obligations
Bonds	29,752	227	1.02%	19,794	97	0.65%
Discount notes	25,476	154	0.81%	27,860	81	0.39%
Mandatorily redeemable capital stock and other borrowings	27	—	0.96%	21	—	0.14%
Total interest-bearing liabilities	56,366	388	0.92%	48,533	180	0.49%
Other liabilities	599			1,135
Derivatives netting adjustment (2)	(281)			(902)
Total liabilities	56,684	388	0.91%	48,766	180	0.49%
Total capital	3,099			2,424
Total liabilities and capital	$59,783		0.86%	$51,190		0.47%
Net interest income		$176			$118
Net interest margin			0.40%			0.30%
Net interest spread			0.34%			0.27%
Impact of non-interest bearing funds			0.06%			0.03%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2017 and 2016 in the table above include $243 million and $898 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the nine months ended September 30, 2017 and 2016 in the table above includes $37 million and $4 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine-month periods ended September 30, 2017 and 2016. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017 vs. 2016			September 30, 2017 vs. 2016
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(1)	$1	$—	$(3)	$2	$(1)
Securities purchased under agreements to resell	(3)	2	(1)	(5)	4	(1)
Federal funds sold	5	15	20	9	32	41
Investments
Trading	—	—	—	(1)	—	(1)
Available-for-sale	5	23	28	15	63	78
Held-to-maturity	(1)	4	3	(6)	11	5
Advances	10	55	65	35	105	140
Mortgage loans held for portfolio	3	—	3	6	(1)	5
Total interest income	18	100	118	50	216	266
Interest expense
Interest-bearing deposits	—	2	2	1	4	5
Consolidated obligations
Bonds	18	34	52	62	68	130
Discount notes	(2)	48	46	(7)	80	73
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	16	84	100	56	152	208
Changes in net interest income	$2	$16	$18	$(6)	$64	$58

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2017 and 2016.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest income (expense) associated with:
Member/offsetting swaps	$118	$42	$288	$152
Economic hedge derivatives related to advances	1	14	2	(27)
Economic hedge derivatives related to trading securities	—	—	—	(296)
Economic hedge derivatives related to available-for-sale securities	(4)	(4)	(11)	(14)
Economic hedge derivatives related to consolidated obligation discount notes	—	167	(503)	627
Interest rate basis swaps	—	—	385	—
Other stand-alone economic hedge derivatives	245	617	1,120	1,375
Total net interest income associated with economic hedge derivatives	360	836	1,281	1,817
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(1)	30	(3)	27
Available-for-sale securities	2	27	(18)	(177)
Trading securities	—	—	—	(2,067)
Mortgage loans held for portfolio	178	—	178	—
Consolidated obligation bonds	29	—	29	(1,905)
Consolidated obligation discount notes	—	(857)	310	437
Interest rate basis swaps	—	—	186	—
Other stand-alone economic hedge derivatives	439	(1,946)	3,987	4,620
Mortgage delivery commitments	794	13	2,257	95
Interest rate caps related to held-to-maturity securities	(13)	(2)	(247)	(528)
Member/offsetting swaps and caps	(102)	26	3,493	274
Total fair value gains (losses) related to economic hedge derivatives	1,326	(2,709)	10,172	776
Price alignment amount on daily settled derivative contracts	220	—	521	—
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	67	106	239	(227)
Available-for-sale securities and associated hedges	(199)	2,201	(6,488)	(19,150)
Consolidated obligation bonds and associated hedges	(1,429)	(237)	249	(3,779)
Total fair value hedge ineffectiveness	(1,561)	2,070	(6,000)	(23,156)
Total net gains (losses) on derivatives and hedging activities	345	197	5,974	(20,563)
Net gains (losses) on trading securities	296	(797)	2,344	9,133
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(8)	—	(20)
Gains on sales of held-to-maturity securities	2,093	65	3,983	794
Gains on sales of available-for-sale securities	—	889	1,837	5,104
Service fees	592	619	1,745	1,640
Letter of credit fees	2,061	1,430	5,454	4,275
Other, net	76	10	573	339
Total other	5,118	2,208	15,936	21,265
Total other income	$5,463	$2,405	$21,910	$702

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $(1.6) million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively, and $(6.0) million and $(23.2) million for the nine months ended September 30, 2017 and 2016, respectively. A significant portion of the decrease in fair value hedge ineffectiveness related to the Bank's available-for-sale securities portfolio and was due primarily to lower variability in long-term interest rates during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). For the three months ended September 30, 2017 and 2016, the change in the fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in qualifying hedging relationships was $30,000 and $57,000, respectively. The change in the fair value of derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in qualifying hedging relationships was $8,000 and $(2,055,000) for the nine months ended September 30, 2017 and 2016, respectively.
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
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions since late February 2016 in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the three months ended September 30, 2017 and 2016, the gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $0.4 million and $(1.9) million, respectively. The gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $4.0 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively.
From time to time, the Bank has entered into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally either receives three-month LIBOR and pays one-month LIBOR or receives one-month LIBOR and pays three-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the nine months ended September 30, 2017, the Bank was a party to one interest rate basis swap with a notional amount of $1.0 billion. This swap agreement expired in May 2017. The Bank was not a party to any interest rate basis swaps during the nine months ended September 30, 2016.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of September 30, 2017, 3 interest rate cap agreements having a total notional amount of $1.2 billion. The premiums paid for these caps totaled $4.3 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity.

In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At September 30, 2017, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $12,000.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can be an additional source of volatility in the Bank’s earnings as they were during the nine months ended September 30, 2017 and 2016. At September 30, 2017, the Bank did not have outstanding any discount note swaps that were used for this purpose.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $(102,000) and $26,000 for the three months ended September 30, 2017 and 2016, respectively, and $3.5 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in the amount of this change for both the three-month and nine-month periods was due primarily to a net increase in the notional amount of intermediary swaps during the nine months ended September 30, 2017 as compared to the corresponding period in 2016.
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
Other
During the nine months ended September 30, 2017 and 2016, the Bank sold approximately $163 million (par value) and $130 million (par value), respectively, of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $4.0 million and $0.8 million, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During these same nine-month periods, the Bank sold approximately $260 million (par value) and $2.3 billion (par value), respectively, of shorter maturity GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $1.8 million and $4.6 million, respectively. In addition, the Bank sold $0.3 billion (par value) of U.S. Treasury Notes classified as available-for-sale during the nine months ended September 30, 2016 at a realized gain of $0.5 million. There were no other sales of long-term investment securities during the nine months ended September 30, 2017 or 2016.
During 2015, the Bank acquired two fixed-rate U.S. Treasury Notes with par values of $104.8 million and $100.0 million, respectively. Each of these securities was classified as trading. Due to fluctuations in long-term interest rates, the $100.0 million (par value) U.S. Treasury Note produced a gain of $2.3 million in 2016 prior to its sale in June of that year. Prior to its sale, this security was economically hedged with a fixed-for-floating interest rate swap. In 2016, this swap, which was terminated concurrent with the sale of the U.S. Treasury Note, produced unrealized losses of $2.1 million. Due to fluctuations in long-term interest rates, the unrealized gains on the $104.8 million (par value) U.S. Treasury Note were $1.3 million and $6.2 million for the nine months ended September 30, 2017 and 2016, respectively.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $23.5 million and $66.5 million for the three and nine months ended September 30, 2017, respectively, compared to $23.6 million and $62.7 million, respectively, for the corresponding periods in 2016.

Compensation and benefits were $12.6 million and $38.7 million for the three and nine months ended September 30, 2017, respectively, compared to $14.5 million and $38.1 million for the corresponding periods in 2016. The decrease in compensation and benefits for the three months ended September 30, 2017, as compared to the corresponding period in 2016, was due largely to a decrease in the costs associated with the Bank's Long-Term Incentive Plans, which was attributable in large part to the retroactive inclusion (in August 2016) of additional executives in the Bank's 2014 and 2015 Long-Term Incentive Plans and a contemporaneous increase in the anticipated goal achievement for the 2015 Long-Term Incentive Plan. For the nine months ended September 30, 2017, as compared to the corresponding period in 2016, lower Long-Term Incentive Plan costs were more than offset by: (1) increased costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions; (2) increased employee medical costs; (3) increased employee separation costs; and (4) merit and cost-of-living adjustments. The Bank's average headcount was 209 employees and 213 employees for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the Bank employed 206 people, a decrease of 12 employees from December 31, 2016.
Other operating expenses for the three and nine months ended September 30, 2017 were $6.6 million and $18.4 million, respectively, compared to $6.8 million and $18.0 million for the corresponding periods in 2016. The fluctuations in other operating expenses for the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, resulted from offsetting increases and decreases in many of the Bank's other operating expenses, none of which were individually significant.
Derivative clearing fees were $0.3 million and $0.9 million for the three and nine months ended September 30, 2017, compared to $0.3 million and $0.8 million for the corresponding periods in 2016. The small increase in derivative clearing fees for the nine-month period was attributable to the slightly higher volume of cleared trades in 2017 as compared to 2016.
Discretionary grants and donations were $2.1 million and $3.3 million for the three and nine months ended September 30, 2017, compared to $0.6 million and $1.5 million for the corresponding periods in 2016. The increase in discretionary grants and donations was due largely to $1.8 million of grants and donations that were made in September 2017 to support recovery efforts in the areas impacted by Hurricane Harvey. In early September 2017, the Bank announced that it would make $6.7 million in funds available for special disaster relief grants for members’ employees and small businesses affected by the hurricane, as well as community-based organizations that were involved in recovery efforts. At the same time, the Bank also announced that it would provide $0.8 million in donations to a number of organizations to assist with disaster relief efforts. In September 2017, the Bank made donations totaling approximately $0.6 million and approximately $1.2 million of the grant funds were disbursed. The Bank currently expects that most if not all of the remaining funds totaling approximately $5.7 million will likely be disbursed during the fourth quarter of 2017.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled $1.9 million and $5.2 million for the three and nine months ended September 30, 2017, respectively, compared to $1.5 million and $4.3 million for the corresponding periods in 2016.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $4.5 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively, and $13.2 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2016 10-K. There were no substantial changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2017.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper, U.S. Treasury Bills and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2017, the Bank’s short-term liquidity portfolio was comprised of $9.8 billion of overnight federal funds sold and $2.3 billion of overnight reverse repurchase agreements.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2017 or 2016.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of September 30, 2017, the Bank’s estimated operational liquidity requirement was $6.4 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $21.5 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2017, the Bank’s estimated contingent liquidity requirement was $9.1 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $19.0 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the nine months ended September 30, 2017.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2016 is provided in the 2016 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2017.

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
The Bank has investments in residential mortgage-related assets, primarily CMOs and, to a smaller extent, MPF mortgage loans, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making the effective maturities of these mortgage-based assets relatively more sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages as compared to other long-term investment securities that do not have prepayment features. A decline in interest rates generally accelerates mortgage refinancing activity, thus increasing prepayments and thereby shortening the effective maturity of the mortgage-related assets. Conversely, rising rates generally slow prepayment activity and lengthen a mortgage-related asset’s effective maturity.
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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the nine months ended September 30, 2017.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2016 through September 2017. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2016	$2.932	$2.930	(0.07)%	$2.986	1.84%	$2.944	0.41%	$2.934	0.07%

January 2017	3.053	3.052	(0.03)%	3.123	2.29%	3.064	0.36%	3.064	0.36%
February 2017	3.089	3.109	0.65%	3.141	1.68%	3.111	0.71%	3.085	(0.13)%
March 2017	3.053	3.046	(0.23)%	3.112	1.93%	3.060	0.23%	3.043	(0.33)%

April 2017	3.094	3.048	(1.49)%	3.204	3.56%	3.075	(0.61)%	3.113	0.61%
May 2017	3.171	3.117	(1.70)%	3.280	3.44%	3.149	(0.69)%	3.183	0.38%
June 2017	3.239	3.180	(1.82)%	3.334	2.93%	3.214	(0.77)%	3.249	0.31%

July 2017	3.350	3.298	(1.55)%	3.453	3.07%	3.328	(0.66)%	3.357	0.21%
August 2017	3.411	3.380	(0.91)%	3.532	3.55%	3.400	(0.32)%	3.410	(0.03)%
September 2017	3.373	3.328	(1.33)%	3.458	2.52%	3.355	(0.53)%	3.375	0.06%
_____________________________

(1)	In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	The estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2016 through September 2017.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2016	0.26	(0.32)	(0.06)	(0.90)	0.03	0.88	(0.72)	0.86

January 2017	0.27	(0.32)	(0.05)	(0.78)	0.02	0.76	(0.56)	1.18
February 2017	0.24	(0.32)	(0.08)	(1.14)	(0.32)	0.39	(1.08)	0.81
March 2017	0.26	(0.31)	(0.05)	(0.59)	0.13	0.79	(0.42)	1.25

April 2017	0.26	(0.25)	0.01	0.44	0.77	1.00	0.52	1.84
May 2017	0.26	(0.25)	0.01	0.50	0.88	1.08	0.62	2.10
June 2017	0.26	(0.25)	0.01	0.54	0.94	1.13	0.49	1.82

July 2017	0.25	(0.25)	—	0.44	0.81	0.98	0.48	1.72
August 2017	0.24	(0.25)	(0.01)	0.08	0.48	0.63	0.28	1.55
September 2017	0.26	(0.26)	—	0.32	0.68	0.89	0.18	1.27
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	The duration of equity was calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the nine months ended September 30, 2017.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2017 and December 31, 2016; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iv) Statements of Capital for the Nine Months Ended September 30, 2017 and 2016; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016; and (vi) Notes to the Financial Statements for the quarter ended September 30, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2017	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2017 and December 31, 2016; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iv) Statements of Capital for the Nine Months Ended September 30, 2017 and 2016; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016; and (vi) Notes to the Financial Statements for the quarter ended September 30, 2017.