Form 10-K
period 2017-12-31
Federal Home Loan Bank of Dallas
filed 2018-03-22
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At February 28, 2018, the registrant had 24,958,105 shares of its capital stock outstanding. As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $2.138 billion
Documents Incorporated by Reference: None.

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
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2017, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). On June 23, 2004, the Finance Agency's predecessor, the Federal Housing Finance Board, adopted a rule requiring each FHLBank to voluntarily register a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act and the Housing and Economic Recovery Act of 2008 (the “HER Act”) subsequently codified this requirement. The Bank’s registration with the SEC became effective on April 17, 2006. As a registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. Materials that the Bank files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (https://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information that the Bank files with the SEC are also available free of charge through the Bank’s website at www.fhlb.com. To access these reports and other information through the Bank’s website, click on “News,” then “Investor Relations,” and then “SEC” under the heading SEC Filings. The information on the Bank's website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of the Bank's other filings with the SEC.
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
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2017, 2016 and 2015.

MEMBERSHIP SUMMARY

	December 31,
	2017	2016	2015
Commercial banks	608	621	631
Savings institutions	58	60	59
Credit unions	114	108	104
Insurance companies	35	37	36
Community Development Financial Institutions	6	5	5

Total members	821	831	835

Housing associates	8	8	8
Non-member borrowers	6	8	11

Total	835	847	854

Community Financial Institutions (“CFIs”) (1)	600	619	636

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2017, 2016 and 2015 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2017, approximately 73 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than

$1.0 billion, as adjusted annually for inflation. For 2017, CFIs were FDIC-insured institutions with average total assets as of December 31, 2016, 2015 and 2014 of less than $1.148 billion. For 2016 and 2015, the asset cap was $1.128 billion and $1.123 billion, respectively. For 2018, the asset cap is $1.173 billion.
As of December 31, 2017, 2016 and 2015, approximately 53.8 percent, 53.5 percent and 54.5 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.
As of December 31, 2014, the Bank had 861 members. The decline in the Bank's membership during the three years ended December 31, 2017 was largely attributable to intra-district merger activity.
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
Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2017, 2016 and 2015, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2017	2016	2015
Advances (including prepayment fees)	52.4%	51.5%	60.9%
Investments	45.8	47.7	37.5
Mortgage loans held for portfolio	1.8	0.8	1.6
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$808,677	$422,148	$220,488
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
Fixed-rate, amortizing advances. The Bank offers fixed-rate advances with a variety of final maturities and fixed amortization schedules. Standard advances offerings include fully amortizing advances with final maturities of 5, 7, 10, 15 or 20 years, and advances with amortization schedules based on those maturities but with shorter final maturities accompanied by balloon payments of the remaining outstanding principal balance. Borrowers may also request alternative amortization schedules and maturities. Amortizing Community Investment advances can have maturities as long as 40 years. Interest is generally paid monthly and principal is repaid in accordance with the specified amortization schedule. Although these advances have fixed amortization schedules, borrowers may elect to pay a higher interest rate and have an option to prepay the advance without a fee after a specified lockout period (typically five years). Otherwise, early repayments are subject to the Bank’s standard prepayment fees.
Variable-rate advances. The Bank offers term variable-rate advances with maturities between one and ten years. Standard offerings include variable-rate advances indexed to either one-month LIBOR or three-month LIBOR that are priced at a constant spread to the relevant index. The Bank also offers variable-rate advances (discount note floating rate advances) that reset every 4, 8, 13 or 26 weeks based on the results of the FHLBank System's discount note auctions that typically occur twice every week. In addition to longer term variable-rate advances, the Bank offers short term variable-rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Variable-rate advances may also include an embedded cap or a provision allowing for the conversion of the advance to a fixed rate.
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
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure advances and other extensions of credit to members/borrowers. The Bank has not suffered any credit losses on advances since it was established in 1932. In accordance with the Bank’s Capital Plan, members and former members must hold Class B-2 capital stock in proportion to their outstanding advances. In addition, members must hold Class B-1 capital stock to meet their membership investment requirement. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B-1 and Class B-2 capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
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
In the case of CFIs, the Bank may also accept as eligible collateral secured small business, small farm, and small agribusiness loans, secured loans for community development activities, and securities representing a whole interest in such loans, provided the Bank can perfect a security interest in such collateral and the collateral (i) has a readily ascertainable value, (ii) can be reliably discounted to account for liquidation, and (iii) can be liquidated in due course. At December 31, 2017 and 2016, total CFI obligations secured by these types of collateral, including other real estate related collateral for which authority was expanded under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), totaled approximately $2.1 billion and $2.3 billion, respectively, which represented approximately 3.9 percent and 5.3 percent, respectively, of the total advances and letters of credit outstanding as of those dates.
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
The members/borrowers that are granted specific collateral only status by the Bank are typically either insurance companies or members/borrowers with an investment grade credit rating from at least two NRSROs that have requested this type of structure. Insurance companies are permitted to borrow only against the eligible collateral that is delivered to the Bank, and insurance companies generally grant a security interest only in collateral they have delivered. Members/borrowers with an investment grade credit rating from at least two NRSROs may grant a security interest in, and would be permitted to borrow only against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and the member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in the loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion.
As of December 31, 2017, 692 of the Bank’s borrowers/potential borrowers with a total of $32.4 billion in outstanding advances were on blanket lien status, 24 borrowers/potential borrowers with $2.3 billion in outstanding advances were on specific collateral only status and 119 borrowers/potential borrowers with $1.8 billion in outstanding advances were on custody status.
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
On at least a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by depository institution members/borrowers, including those on blanket lien status. This information is either obtained directly from the member/borrower or obtained by the Bank from appropriate regulatory filings. In addition, on a monthly basis or as otherwise requested by the Bank, members/borrowers on custody status and members/borrowers on specific collateral only status must update information relating to collateral pledged to the Bank. Bank personnel regularly verify the existence and eligibility of collateral securing advances to members/borrowers on blanket lien status and members/borrowers on specific collateral only status with respect to any collateral not delivered to the Bank. The frequency and the extent of these collateral verifications depend on the average amount by which a member's/borrower’s outstanding obligations to the Bank during the year exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members/borrowers that have had no, or only a de minimis amount of, outstanding obligations to the Bank secured by a blanket lien during the prior 12-month period ending on November 30, are on custody status, or are on blanket lien status but at all times have delivered to the Bank eligible loans, securities and term deposits with a collateral value in excess of the advances and other extensions of credit to the member/borrower.
As of December 31, 2017, the Bank’s outstanding advances (at par value) totaled $36.5 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 29.2 percent of the Bank’s total outstanding advances. Advances to the Bank’s two largest borrowers (Comerica Bank and Texas Capital Bank, N.A.) each represented 7.7 percent of the Bank’s total outstanding advances as of December 31, 2017. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Offerings. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program and an Economic Development Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2017, the par value of advances outstanding under the CICA program totaled approximately $407.6 million, representing approximately 1.1 percent of the Bank’s total advances outstanding as of that date.
If a member institution is approved for an Economic Development Program ("EDP") advance, the member's customer may then be eligible for an accompanying EDP Plus grant of up to $20,000.
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
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2017 and 2016, outstanding letters of credit totaled $16.2 billion and $11.2 billion, respectively, of which $0.3 billion and $0.4 billion, respectively, had been issued or confirmed under the Bank’s CICA program at each of those dates.
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
Interest Rate Swaps, Caps and Floors. The Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties which, if required, will be a third-party central clearinghouse. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2017 and 2016, the total notional amount of interest rate exchange agreements with members totaled $1.2 billion and $0.2 billion, respectively.
Standby Bond Purchase Agreements. The Bank offers standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank are specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The

Bank reserves the right to sell any bonds it purchases at any time, subject to any conditions the Bank agrees to in the standby bond purchase agreement. In November 2017, the Bank entered into two standby bond purchase agreements with a state housing finance agency located within its district. At December 31, 2017, the Bank had outstanding standby bond purchase agreements totaling $207,663,000, each of which expires in 2022. The Bank was not required to purchase any bonds under these agreements during the year ended December 31, 2017. The Bank was not a party to any standby bond purchase agreements prior to 2017.
MPF Xtra. In December 2012, the Bank began offering the MPF Xtra® product to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, which is discussed on pages 9-10 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2017, 2016 and 2015, $41.4 million, $59.0 million and $52.8 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans totaled $29,000, $41,000 and $37,000, respectively.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and/or U.S. Treasury Bills. At December 31, 2017, the Bank’s short-term investments were comprised of $7.8 billion of overnight federal funds sold and $6.7 billion of overnight reverse repurchase agreements.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac) and, to a far lesser extent, U.S. government agencies; non-agency (i.e., private label) residential MBS; non-MBS debt instruments issued or guaranteed by the U.S. government or secured by U.S. government guaranteed obligations; non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System); and state housing agency obligations. The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2017, 2016 and 2015, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2017		2016		2015
	Amortized Cost	Percentage	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Debentures	$5,912	36.4%	$6,475	41.1%	$5,328	40.2%
Commercial MBS	7,669	47.2	5,896	37.5	3,658	27.6
Residential MBS	1,656	10.2	2,211	14.1	2,909	22.0
Government-guaranteed securities	586	3.6	611	3.9	726	5.5
Non-agency residential MBS	95	0.6	115	0.7	143	1.1
Other	333	2.0	428	2.7	485	3.6
Total	$16,251	100.0%	$15,736	100.0%	$13,249	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital. At December 31, 2017, the Bank's MBS holdings (at amortized cost) represented 288 percent of its total regulatory capital.
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

Acquired Member Assets ("AMA")
Through the MPF program, the Bank currently invests in conventional residential mortgage loans originated by its PFIs. The Bank previously purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) during the period from 1998 to mid-2003, and resumed acquiring conventional mortgage loans under this program in early 2016. All of the mortgage loans acquired in 2016 and 2017 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. For the loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. Approximately $819 million of the $853 million (unpaid principal balance) of mortgage loans on the Bank's balance sheet at December 31, 2017 were conventional loans acquired in 2016 and 2017. The remaining $34 million of the mortgage portfolio is comprised of government-guaranteed or government-insured loans ($19 million) and conventional loans ($15 million) that were acquired during the period from 1998 to mid-2003.
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
The PFI’s CE Obligation arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank in 2016 and 2017 did not include SMI. Under the AMA Regulation, any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable), rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
In some cases, a portion of the credit support for MPF loans is provided under a primary and/or SMI policy. Given the small amount of its mortgage loans held for portfolio that are insured by mortgage insurance companies and the historical performance of those loans, the Bank believes its credit exposure to these insurance companies, both individually and in the aggregate, was not significant as of December 31, 2017.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. The reasons that a PFI could be required to repurchase an MPF loan include, but are not limited to, the failure of the loan to meet underwriting standards, the PFI’s failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentations by the PFI. In addition, a PFI may, under the terms of the MPF servicing guide, elect to repurchase any government-guaranteed/insured loan for an amount equal to the loan’s then current scheduled principal balance and accrued interest thereon, provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage. During the years ended December 31, 2017, 2016 and 2015, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $0.4 million, $0.5 million and $0.8 million, respectively.
As of December 31, 2017 and 2016, MPF loans held for portfolio (net of allowance for credit losses) were $878 million and $124 million, respectively, representing approximately 1.3 percent and 0.2 percent, respectively, of the Bank’s total assets at each of those dates. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets. For the foreseeable future, the Bank intends to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.
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

Currently, the Bank's core mission assets are comprised primarily of advances. For the years ended December 31, 2017, 2016 and 2015, the Bank's CMA ratio was 62.9 percent, 60.7 percent and 56.0 percent, respectively. As noted previously in the Acquired Member Assets section (and for reasons unrelated to the Advisory Bulletin), the Bank began to purchase mortgage loans through the MPF Program in early 2016. Over time, mortgage loan purchases are expected to further increase the Bank's core mission assets. The Bank currently expects that its CMA ratio will be at least 64.0 percent for the year ending December 31, 2018.
Notwithstanding the negative impact that holding higher amounts of liquidity has on its CMA ratio, the Bank has at times maintained, and may continue from time to time to maintain higher balances of liquidity if short-term debt markets are volatile or if, in management's judgment, they are expected to become more volatile, or if the returns from holding those higher balances are attractive. Further, the Bank does not currently intend to reduce the size of its long-term investment portfolio by selling assets (which would have the effect of increasing the Bank's CMA Ratio but at the same time reducing its earnings), electing instead to focus on the continued growth of its advances and mortgage loans held for portfolio.
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
On a daily basis, the Bank may request that specific amounts of consolidated obligation discount notes with specific maturity dates be offered by the Office of Finance at a specific cost for sale to securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when securities dealers in the selling group submit orders for the specific discount notes offered for sale. The Bank may receive from zero to 100 percent of the proceeds of the discount notes issued through this sales process depending on the maximum costs the Bank or other FHLBanks, if any, participating in the same discount notes are willing to pay for the discount notes, the amounts of orders for the discount notes submitted by securities dealers, and Office of Finance guidelines for allocation of discount notes proceeds among multiple participating FHLBanks. Under the Office of Finance guidelines, FHLBanks generally receive funding on a first-come-first-served basis subject to threshold limits within each category of discount notes. For overnight discount notes, sales are allocated to the FHLBanks in lots of $250 million for identical commitments. For all other discount note maturities, sales are allocated in lots of $50 million. Within each category of discount notes, the allocation process is repeated until all orders are filled or canceled.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2017, 2016 or 2015.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2017, 2016 or 2015.
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
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $1.034 trillion and $989 billion in consolidated obligations outstanding at December 31, 2017 and 2016, respectively. The Bank was the primary obligor on $64.1 billion and $54.1 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. At December 31, 2017 and 2016, the Bank had eligible assets free from pledge of $67.7 billion and $57.3 billion, respectively, compared to its participation in outstanding consolidated obligations of $64.1 billion and $54.1 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2017, 2016 and 2015.
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
To a lesser extent, the Bank uses interest rate exchange agreements to hedge the variability of cash flows associated with the forecasted issuances of consolidated obligation discount notes. Prior to September 2015, the Bank had not entered into any cash flow hedges.
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
Because the Bank’s returns from net interest income (excluding net prepayment fees on advances) generally track short-term interest rates, the Bank benchmarks the dividend rate that it pays on capital stock to a short-term index. Prior to the implementation of the changes to its Capital Plan, the Bank had a long-standing practice of benchmarking the dividend rate that it paid on capital stock to the average federal funds rate. In conjunction with the changes to the Bank's Capital Plan, the Bank's Board of Directors adopted new dividend target ranges for the two sub-classes of Class B Stock. While there can be no assurances about future dividends or future dividend rates, the target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter, with the expectation that dividend rates on Class B-1 Stock will not be lower than an annualized rate of 0.375 percent (the rate that was paid on outstanding Class B shares from 2010 until their retirement in 2015). The target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter plus 0.5 – 1.0 percent.
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
The initial margin requirement under the Final Margin Rules is expected to become effective for the Bank on September 1, 2020. While the Bank is not a Covered Swap Entity under the Final Margin Rules, it is a financial end-user under those rules, and it is likely that it will have material non-cleared derivatives exposure when the initial margin requirements become effective. As a result, the Bank anticipates that its costs of engaging in non-cleared derivatives may increase at that time.
In December 2015, the Commodity Futures Trading Commission (“CFTC”) adopted its own version of the Final Margin Rules that is substantially similar to the Final Margin Rules. The CFTC’s rule applies only to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.
FHLBank Capital and Liquidity Requirements
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
While a March 2009 regulatory directive pertaining to certain liquidity standards will continue to remain in place, the Finance Agency also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and to address these liquidity requirements in a separate rulemaking. To the extent that new liquidity rules require the Bank to hold more liquidity than is currently required under the March 2009 directive and/or it limits the types of assets that will constitute acceptable forms of liquidity, the Bank's results of operations could be adversely impacted.
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
To date, this rule has not had a significant impact on the Bank's membership nor does management anticipate that this rule will have a significant impact on its membership in the future.
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
Employees
As of December 31, 2017, the Bank employed 205 people, all but two of whom were located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
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
During 2015, 2016 and 2017, the Bank's lending activities expanded due to increased demand for loans at member institutions which the Bank attributes to improving economic conditions, more robust activity in the housing markets served by its members and increased usage of advances to fund members' investment activities and liquidity requirements. Advances have returned to approximately the level they were in mid-2007 before the financial crisis, although they remain well below the peak levels experienced in 2008 during the financial crisis, due largely to persistently higher deposit levels at member institutions. If higher deposit levels continue to persist, the demand for advances may remain at or below current levels. Alternatively, continued improvement in regional economic conditions may have a positive impact on advance demand. While the Bank cannot predict future economic conditions or future levels of advances demand from its members, based on its current expectations the Bank anticipates that its earnings will be sufficient both to pay quarterly dividends at targeted levels and to continue building retained earnings for the foreseeable future.
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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, peaked at the beginning of the fourth quarter of 2008 and declined to a cyclical low in the first quarter of 2014 before increasing over the remainder of 2014 and in 2015, 2016 and 2017. At December 31, 2017, our outstanding advances were approximately 46 percent lower than they were at September 30, 2008 but approximately 140 percent higher than they were at March 31, 2014. Continued high deposit levels and/or low demand for loans at member institutions could limit members’ needs for funding. A decline in the demand for advances, if significant, could negatively affect our results of operations.
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

Alternatively, if we were to increase the pricing of our advances due to an increase in our debt costs or for any other reason, demand for our advances could decline, which would negatively affect our financial condition and results of operations.
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
The cost of our consolidated obligations depends in part on prevailing conditions in the capital markets at the time of issuance, which are generally beyond our control. For instance, a decline in overall investor demand for debt issued by the FHLBanks and similar issuers could adversely affect our ability to issue consolidated obligations on favorable terms or in amounts that are sufficient to meet our funding needs. Investor demand is influenced by many factors including changes or perceived changes in general economic conditions, changes in investors’ risk tolerances or balance sheet capacity, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. Credit market disruptions similar to those that occurred during the period from late 2007 through early 2009 and which dampened investor demand for longer-term debt, including longer-term FHLBank consolidated obligations, could occur again, making it more difficult for us to match the maturities of our assets and liabilities. In addition, changes in the relationships between the cost of our consolidated obligations and interest rate swaps could increase our net cost of funds, which could negatively impact our results of operations. Further, higher long-term debt costs and/or lack of demand for our long-term debt at attractive prices (or at all) could cause us to fund some long-term assets with short-term debt, creating mismatches between the maturities of our assets and liabilities. Such mismatches expose us to refinancing risk, which is the risk that we may have difficulty rolling over our short-term obligations if market conditions change and/or investor demand for our debt is suddenly insufficient to satisfy our funding needs.
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
We typically issue consolidated obligations almost every day. As more fully described in the Liquidity and Capital Resources section of this report, we manage our liquidity to ensure that, at a minimum, we have sufficient funds to meet our obligations under 5- and 15-day scenarios in which we assume we are unable to access the market for consolidated obligations. We also maintain access to other sources of contingent liquidity. However, if we were unable to issue consolidated obligations for a relatively short period of time and our other sources of contingent liquidity were either not available or were not available in sufficient quantities, our ability to meet our obligations and otherwise conduct our operations would be compromised.

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
During 2009, 2010 and 2011, delinquencies and losses with respect to residential mortgage loans generally increased and residential property values declined in many states. Due to these deteriorating conditions, 14 of our non-agency residential mortgage-backed securities were deemed to be other-than-temporarily impaired during the period from January 1, 2009 through June 30, 2012. One additional non-agency residential mortgage-backed security was deemed to be other-than-temporarily impaired at December 31, 2014, at each quarter-end in 2015 and at the first three quarter-ends in 2016. We recognized credit losses on these securities totaling $13.1 million. As of December 31, 2017, the unpaid principal balance of the Bank's 23 non-agency residential mortgage-backed securities totaled $103 million.
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
We could be materially adversely affected by the adoption of new laws, policies, regulations or directives or changes in existing laws, policies, regulations or directives, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment. For instance, since 2013, several housing reform proposals have been introduced by members of the U.S. Congress. It is not possible to determine if or when legislation regarding housing reform will be enacted, nor are the ultimate provisions of any such legislation determinable at this time. To the extent that legislation is enacted, it is possible that the FHLBanks could be impacted. Further, and by way of example only, the Finance Agency's recent proposal to reduce the amount of unsecured credit that we could extend to GSEs that are not operating with capital support or some other form of direct financial assistance from the U.S. government and/or the Finance Agency's stated intention to address liquidity requirements that are applicable to us as part of a separate rulemaking could have an adverse effect on our profitability.
In addition, the regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services.
For a discussion of recent legislative and regulatory developments, see Item 1 — Business — Legislative and Regulatory Developments beginning on page 16 of this report.
Our business operations, financial condition and profitability could be adversely affected if LIBOR is discontinued.
In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intends to stop persuading or compelling banks to voluntarily submit LIBOR rates after 2021, and that the FCA will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate (or rates). Other financial services regulators and industry groups, including the International Swaps and Derivatives Association, are evaluating the possible phase-out of LIBOR and the development of alternative interest rate indices or reference rates. As noted throughout this report, many of our assets and liabilities are indexed to LIBOR and in all of our fair value hedging relationships ($33.7 billion notional balance as of December 31, 2017) we are hedging the risk of changes in the hedged items' fair values that are attributable to changes in LIBOR. In 2014, the Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify alternative reference rates for possible use as market benchmarks. In June 2017, the ARRC selected the Secured Overnight Financing Rate ("SOFR"), a broad measure of overnight Treasury financing transactions, as a replacement for U.S. dollar LIBOR. In August 2017, the Federal Reserve Board requested public comment on a proposal to begin publishing the SOFR and two other alternative rates beginning in 2018. On February 28, 2018, the Federal Reserve Bank of New York announced that it would begin publishing these alternative reference rates on April 3, 2018.
We are unable to predict at this time whether LIBOR will cease to be available after 2021, whether the alternative rates that the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR (and, if so, whether those rates will become benchmark rates for purposes of hedge accounting under U.S. generally accepted accounting principles), or what impact a transition from LIBOR to an alternative reference rate (or rates) could have on our business, risk management practices, financial condition and results of operations.
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
Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Currently, all of our cleared derivatives are settled daily and these daily settlements are not subject to any maximum unsecured credit exposure thresholds. With cleared transactions, we are exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to us.
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
Because derivative valuations are determined based on market conditions at particular points in time, they can change quickly. Even after the settlement of a derivative or the delivery or return of collateral, as the case may be, we may be in an undersecured position (or be entitled to the return of excess collateral) as the values upon which the settlement, delivery or return was based may have changed since the valuation was performed. In addition, we may incur additional losses if any non-cash collateral held by us cannot be readily liquidated at prices that are sufficient to fully recover the value of the derivatives. Further, the initial margin and any excess variation margin that we post with third-party clearinghouses is over and above the amount that is needed to fully settle the value of our derivative positions and therefore exposes us to additional credit risk in the event that the clearinghouse or clearing member fails.
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
For instance, during the third quarter of 2017, two significant Hurricanes (Harvey and Irma) struck the continental United States and, during the fourth quarter of 2017, several significant wildfires destroyed thousands of homes and businesses in Northern California. These disasters had varying degrees of impact on our members, our members' borrowers and the properties pledged as collateral for those borrowings, and MPF mortgage loan borrowers and the properties pledged as collateral for those mortgage loans.
Significant borrower defaults on loans made by our members could cause members to fail. If one or more member institutions fail, and if the value of the collateral pledged to secure advances from us has declined below the amount borrowed, we could incur a credit loss that would adversely affect our financial condition and results of operations. A decline in the local economies in which our members operate could reduce members’ needs for funding, which could reduce demand for our advances. We could be adversely impacted by the reduction in business volume that would arise either from the failure of one or more of our members or from a decline in member funding needs. In addition, it is possible that the protections we have in place for our

MPF loans including, but not limited to, borrowers' equity, PMI, hazard insurance and, if applicable, flood insurance, along with MPF credit enhancements, may not be sufficient to prevent us from incurring losses on the loans that are secured by properties located in the areas affected by the disasters.
For a discussion of the potential impact that damage related to Hurricanes Harvey and Irma and the California wildfires might have on our financial condition and results of operations, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Impact of Hurricanes Harvey and Irma" and "Impact of California Wildfires," respectively.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The Bank owns a 157,000 square foot office building located at 8500 Freeport Parkway South, Irving, Texas. The Bank occupies approximately 89,000 square feet of space in this building.
The Bank also maintains leased off-site business resumption, storage and sales facilities comprising approximately 18,000, 5,000 and 100 square feet of space, respectively.

ITEM 3. LEGAL PROCEEDINGS
The Bank is not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of February 28, 2018, the Bank had 820 shareholders and 24,958,105 shares of capital stock outstanding.
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
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. Prior to the fourth quarter of 2015, the Bank also had a long-standing practice of benchmarking the dividend rate that it pays on its capital stock to the average federal funds rate. In conjunction with the implementation of the changes to the Bank’s Capital Plan discussed above, the Bank's Board of Directors adopted new dividend target ranges for the two sub-classes of Class B Stock. While there can be no assurances about future dividends or future dividend rates, the target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates average one-month LIBOR for the preceding quarter, with the expectation that dividend rates on Class B-1 Stock will not be lower than the annualized rate of 0.375 percent that was paid on outstanding Class B shares from 2010 until they were retired on October 1, 2015. The target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates average one-month LIBOR for the preceding quarter plus 0.5 – 1.0 percent. When stock dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. Dividends are typically paid during the last week of each calendar quarter and are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the applicable rate for the preceding quarter. Beginning with the dividend that was paid on December 31, 2015, all capital stock dividends are paid in the form of Class B-1 shares.
By way of example, the Bank’s fourth quarter 2017 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.23 percent (a rate equal to average one-month LIBOR for the third quarter of 2017) and 2.23 percent (a rate equal to average one-month LIBOR for the third quarter of 2017 plus 1.0 percent), respectively. The annualized dividend rates of 1.23 percent and 2.23 percent were applied to shareholders' average balances of Class B-1 Stock and Class B-2 Stock, respectively, which were held during the period from July 1, 2017 through September 30, 2017.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2017 and 2016.
DIVIDENDS PAID
(dollars in thousands)

	2017		2016
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$6,080	1.239%	$3,467	0.930%
Second Quarter	7,261	1.455%	4,048	1.020%
Third Quarter	8,643	1.686%	4,665	1.069%
Fourth Quarter	10,524	1.869%	5,488	1.161%

Total Dividends Paid During the Year	$32,508		$17,668
____________________________________

(1)
Amounts exclude (in thousands) $6, $8, $47 and $30 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2017, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(2)
Amounts exclude (in thousands) $4, $11, $9 and $4 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2016, respectively. For financial reporting purposes, these dividends were classified as interest expense.

(3)
Reflects the annualized rate paid on all of the Bank’s average capital stock outstanding regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock. Rates represent the blended rates paid on Class B-1 and Class B-2 stock (computed as the total dividend paid divided by the aggregate average balance of both classes of stock).

The following table sets forth the annualized dividend rates that were paid on Class B-1 and Class B-2 Stock during the years ended December 31, 2017 and 2016.

	2017		2016
	Class B-1	Class B-2	Class B-1	Class B-2
First Quarter	0.599%	1.599%	0.375%	1.251%
Second Quarter	0.830%	1.830%	0.431%	1.431%
Third Quarter	1.060%	2.060%	0.444%	1.444%
Fourth Quarter	1.230%	2.230%	0.508%	1.508%
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank's estimated market value of equity. The results of the Bank's annual stress test mandated by the Dodd-Frank Act are also considered when establishing the Bank's retained earnings targets. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2017, calls for the Bank to maintain a total retained earnings balance of at least $525 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2017 retained earnings balance of $942 million exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends on Class B-1 Stock in 2018 at a rate at least equal to average one-month LIBOR for the applicable dividend period. The Bank expects to pay dividends on Class B-2 Stock at an annualized rate that approximates average one-month LIBOR for the applicable dividend period plus 0.5 - 1.0 percent.
On March 20, 2018, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of additional shares of Class B-1 Stock for the first quarter of 2018 at annualized rates of 1.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017) and 2.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017 plus 1.0 percent), respectively. The first quarter 2018 dividends, to be applied to average Class B-1 Stock and Class B-2 Stock held during the period from October 1, 2017 through December 31, 2017, will be paid on March 28, 2018.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance sheet (at year end)
Advances	$36,460,524	$32,506,175	$24,746,802	$18,942,400	$15,978,945
Investments (1)	30,941,464	25,419,421	16,323,518	17,422,344	13,130,343
Mortgage loans	878,123	124,102	55,258	71,554	91,275
Allowance for credit losses on mortgage loans	271	141	141	143	165
Total assets	68,524,301	58,212,077	42,082,027	38,045,868	30,221,824
Consolidated obligations — discount notes	32,510,758	26,941,782	20,541,329	19,131,832	5,984,530
Consolidated obligations — bonds	31,376,858	26,997,487	18,024,692	16,078,700	21,486,712
Total consolidated obligations(2)	63,887,616	53,939,269	38,566,021	35,210,532	27,471,242
Mandatorily redeemable capital stock(3)	5,941	3,417	8,929	5,059	3,065
Capital stock — putable	2,317,937	1,930,148	1,540,132	1,222,738	1,123,675
Unrestricted retained earnings	832,826	745,104	699,213	650,224	615,620
Restricted retained earnings	108,937	78,880	62,990	49,552	39,850
Total retained earnings	941,763	823,984	762,203	699,776	655,470
Accumulated other comprehensive income (loss)	220,326	63,210	(103,023)	(3,601)	(32,641)
Total capital	3,480,026	2,817,342	2,199,312	1,918,913	1,746,504
Dividends paid(3)	32,508	17,668	4,766	4,203	4,293
Income statement
Net interest income after provision for loan losses	$237,438	$165,030	$121,589	$120,583	$147,857
Other income	22,483	7,824	29,774	8,042	20,692
Other expense	92,924	84,574	76,702	74,725	70,913
Assessments	16,710	8,831	7,468	5,391	9,766
Net income	150,287	79,449	67,193	48,509	87,870
Performance ratios
Net interest margin(4)	0.39%	0.31%	0.29%	0.35%	0.45%
Net interest spread (5)	0.33%	0.28%	0.27%	0.32%	0.43%
Return on average assets	0.25%	0.15%	0.16%	0.14%	0.27%
Return on average equity	4.75%	3.16%	3.26%	2.67%	5.15%
Return on average capital stock (6)	7.04%	4.44%	4.98%	4.25%	7.92%
Total average equity to average assets	5.20%	4.75%	4.88%	5.29%	5.27%
Regulatory capital ratio(7)	4.77%	4.74%	5.49%	5.07%	5.90%
Dividend payout ratio (3)(8)	21.63%	22.24%	7.09%	8.66%	4.89%
Ratio of earnings to fixed charges	1.29 x	1.34 x	1.75 x	1.65 x	2.02 x
Interest rates
Average effective federal funds rate (9)	1.00%	0.39%	0.13%	0.09%	0.11%
Average one-month LIBOR (10)	1.11%	0.50%	0.20%	0.16%	0.19%
Average three-month LIBOR (10)	1.26%	0.74%	0.32%	0.23%	0.27%

____________________________________

(1)
Investments consist of federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2017, 2016, 2015, 2014 and 2013, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1,034 billion, $989 billion, $905 billion, $847 billion and $767 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $64.1 billion, $54.1 billion, $38.6 billion, $35.2 billion and $27.6 billion, respectively. The Bank records on its statement of condition only that portion of the consolidated obligations for which it has received the proceeds.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $91 thousand, $28 thousand, $17 thousand, $18 thousand and $22 thousand for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015 beginning on page F-1 of this Annual Report on Form 10-K.

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
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of predominately conventional mortgage loans that have been acquired through the Mortgage Partnership Finance® (“MPF”®) Program administered by the FHLBank of Chicago. The vast majority of the loans (approximately 96 percent) were acquired in 2016 and 2017 and all of those loans are conventional loans. The remainder of the portfolio is comprised of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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

Financial Market Conditions
Economic growth in the United States expanded moderately during 2017, 2016 and 2015. The gross domestic product increased 2.9 percent, 1.5 percent and 2.3 percent in 2015, 2016 and 2017, respectively. The nationwide unemployment rate fell from 5.6 percent at the end of 2014 to 5.0 percent at the end of 2015, 4.7 percent at the end of 2016 and 4.1 percent at the end of 2017. Housing prices improved in most major metropolitan areas during 2015, 2016 and 2017.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 and 0.25 percent throughout most of 2015. In December 2015, the FOMC raised its target for the federal funds rate to a range between 0.25 percent and 0.50 percent. This range was maintained until it was raised to 0.50 percent to 0.75 percent in December 2016. At its March 2017, June 2017 and December 2017 meetings, the FOMC raised its target for the federal funds rate to a range between 0.75 percent and 1.00 percent, 1.00 percent and 1.25 percent, and 1.25 percent and 1.50 percent, respectively. At its most recent meeting held in March 2018, the FOMC raised its target for the federal funds rate to a range between 1.50 percent and 1.75 percent and stated that it expects that economic conditions will evolve in a manner that will warrant further gradual increases in the federal funds rate, noting that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. In addition, throughout 2015 and 2016 and through September 2017, the FOMC maintained a policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. In October 2017, the FOMC began implementing a balance sheet normalization program, which is designed to gradually reduce the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities.
During 2015, 2016 and 2017, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate equivalent to the upper boundary of the target range for federal funds. A sustained high level in bank reserves during those years combined with the rate of interest being paid on those reserves has contributed to an effective federal funds rate that has generally been below the upper end of the targeted range for all of 2015, 2016 and 2017.
One-month and three-month LIBOR rates were 0.17 percent and 0.26 percent, respectively, as of December 31, 2014. One-month and three-month LIBOR increased to 0.43 percent and 0.61 percent, respectively, at the end of 2015, to 0.77 percent and 1.00 percent, respectively, at the end of 2016 and to 1.56 percent and 1.69 percent, respectively, at the end of 2017. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest that inter-bank lending markets are reasonably stable.
The following table presents information on various market interest rates at December 31, 2017 and 2016 and various average market interest rates for the years ended December 31, 2017, 2016 and 2015.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2017	2016	2017	2016	2015
Federal Funds Target (1)	1.50%	0.75%	1.10%	0.51%	0.26%
Average Effective Federal Funds Rate (2)	1.33%	0.55%	1.00%	0.39%	0.13%
1-month LIBOR (1)	1.56%	0.77%	1.11%	0.50%	0.20%
3-month LIBOR (1)	1.69%	1.00%	1.26%	0.74%	0.32%
2-year LIBOR (1)	2.08%	1.45%	1.65%	1.00%	0.88%
5-year LIBOR (1)	2.24%	1.98%	1.98%	1.32%	1.62%
10-year LIBOR (1)	2.40%	2.34%	2.29%	1.70%	2.18%
3-month U.S. Treasury (1)	1.39%	0.51%	0.95%	0.32%	0.05%
2-year U.S. Treasury (1)	1.89%	1.20%	1.40%	0.83%	0.69%
5-year U.S. Treasury (1)	2.20%	1.93%	1.91%	1.33%	1.53%
10-year U.S. Treasury (1)	2.40%	2.45%	2.33%	1.84%	2.14%
____________________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release

2017 In Summary

•
The Bank ended 2017 with total assets of $68.5 billion compared with $58.2 billion at the end of 2016. The $10.3 billion increase in total assets was attributable primarily to increases in the Bank's short-term liquidity portfolio ($4.8 billion), advances ($4.0 billion), mortgage loans held for portfolio ($0.8 million) and long-term investments ($0.7 billion).

•
Total advances at December 31, 2017 were $36.5 billion, compared to $32.5 billion at the end of 2016. During 2017, the Bank's lending activities expanded due to increased demand for loans at member institutions which the Bank attributes to improving economic conditions, more robust activity in the housing markets served by its members and increased usage of advances to fund investment activities and members' liquidity requirements.

•
The Bank’s net income for 2017 was $150.3 million, which represented a return on average capital stock of 7.04 percent. In comparison, the Bank's net income for 2016 was $79.4 million, which represented a return on average capital stock of 4.44 percent for that year. The $70.9 million increase in net income from 2016 to 2017 was attributable to a $72.4 million increase in net interest income after provision for loan losses and a $14.7 million increase in other income, partially offset by an $8.4 million increase in other expenses (of which $6.5 million was attributable to discretionary grants and donations related to Hurricane Harvey) and a $7.8 million increase in the Bank's AHP assessment.

•
At all times during 2017, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $941.8 million at December 31, 2017 from $824.0 million at December 31, 2016. Retained earnings represented 1.4 percent of total assets at both December 31, 2017 and 2016. At December 31, 2017, the balance of the Bank's restricted retained earnings account was $108.9 million.

•	In 2017, the Bank paid dividends totaling $32.5 million, which, based on the applicable average capital stock balances, equated to an overall blended rate of 1.618 percent for the year.
Financial Condition
The following table provides selected period-end balances as of December 31, 2017, 2016 and 2015, as well as selected average balances for the years ended December 31, 2017, 2016 and 2015. As shown in the table, the Bank’s total assets increased by 17.7 percent (or $10.3 billion) during the year ended December 31, 2017 after increasing by 38.3 percent (or $16.1 billion) during the year ended December 31, 2016. The increase in total assets during the year ended December 31, 2017 was attributable primarily to increases in the Bank's advances ($4.0 billion), short-term liquidity portfolio ($4.8 billion), long-term available-for-sale securities portfolio ($1.2 billion) and mortgage loans ($0.8 billion), partially offset by a decrease in the Bank's long-term held-to-maturity securities portfolio ($0.6 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2017, total consolidated obligations increased by $9.9 billion, as consolidated obligation discount notes and consolidated obligation bonds increased by $5.5 billion and $4.4 billion, respectively.
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
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2017			December 31, 2016			Balance at December 31, 2015
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$36,461	$3,955	12.2%	$32,506	$7,759	31.4%	$24,747
Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	—	—	—	—	(800)	(100.0)	800
Securities purchased under agreements to resell	6,700	3,600	116.1	3,100	2,100	210.0	1,000
Federal funds sold	7,780	1,538	24.6	6,242	4,071	187.5	2,171
Loan to other FHLBank	—	(290)	(100.0)	290	290	*	—
Long-term investments
Trading securities	102	1	1.0	101	(101)	(50.0)	202
Available-for-sale securities	14,402	1,226	9.3	13,176	3,463	35.7	9,713
Held-to-maturity securities	1,945	(555)	(22.2)	2,500	(728)	(22.6)	3,228
Mortgage loans, net	878	754	608.1	124	69	125.5	55
Total assets	68,524	10,312	17.7	58,212	16,130	38.3	42,082
Consolidated obligations — bonds	31,377	4,380	16.2	26,997	8,972	49.8	18,025
Consolidated obligations — discount notes	32,511	5,569	20.7	26,942	6,401	31.2	20,541
Total consolidated obligations	63,888	9,949	18.4	53,939	15,373	39.9	38,566
Mandatorily redeemable capital stock	6	3	100.0	3	(6)	(66.7)	9
Capital stock	2,318	388	20.1	1,930	390	25.3	1,540
Retained earnings	942	118	14.3	824	62	8.1	762
Average total assets	60,808	7,908	14.9	52,900	10,714	25.4	42,186
Average capital stock	2,135	345	19.3	1,790	440	32.6	1,350
Average mandatorily redeemable capital stock	9	4	80.0	5	1	25.0	4
____________________________________

*	The percentage increase is not meaningful.

(1)	Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2017, 2016 and 2015.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$25,852	71%	$23,416	72%	$17,726	72%
Savings institutions	3,903	11	3,318	10	2,590	11
Credit unions	3,479	10	2,851	9	2,763	11
Insurance companies	3,078	8	2,817	9	1,546	6
Community Development Financial Institutions	12	—	14	—	11	—
Total member advances	36,324	100	32,416	100	24,636	100
Housing associates	126	—	46	—	2	—
Non-member borrowers	19	—	10	—	12	—
Total par value of advances	$36,469	100%	$32,472	100%	$24,650	100%
Total par value of advances outstanding to CFIs (1)	$7,273	20%	$6,758	21%	$6,559	27%
____________________________________

(1)
The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2017, 2016 and 2015 based upon the definitions of CFIs that applied as of those dates.

The Bank's advances balances (at par value) increased $4.0 billion and $7.8 billion during 2017 and 2016, respectively, due largely to increased demand for loans from its larger members, which the Bank attributed in part to increased loan demand at those institutions. The Bank's larger members also used advances to varying degrees to fund investment activities and to meet liquidity requirements. Comerica Bank, one of the Bank's largest borrowers as of December 31, 2017 and its largest borrower as of December 31, 2016, borrowed $2.8 billion in 2016. Comerica did not have any outstanding borrowings as of December 31, 2015.
At December 31, 2017, advances outstanding to the Bank’s five largest borrowers totaled $10.6 billion, representing 29.2 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2017.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2017
Name	Par Value of Advances	Percent of Total Par Value of Advances
Texas Capital Bank, N.A.	$2,800	7.7%
Comerica Bank	2,800	7.7
Iberiabank	1,805	5.0
NexBank, SSB	1,775	4.9
Life Insurance Company of the Southwest	1,411	3.9
	$10,591	29.2%

As of December 31, 2016 and 2015, advances outstanding to the Bank's five largest borrowers comprised $8.6 billion (26 percent) and $6.5 billion (26 percent), respectively, of the total advances portfolio at those dates.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2017 and 2016.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2017		December 31, 2016
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$24,796	68.0%	$18,185	56.0%
Adjustable/variable-rate indexed	10,297	28.2	12,839	39.5
Amortizing	1,376	3.8	1,448	4.5
Total par value	$36,469	100.0%	$32,472	100.0%
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
Short-Term Liquidity Holdings
At December 31, 2017, the Bank’s short-term liquidity holdings were comprised of $7.8 billion of overnight federal funds sold and $6.7 billion of overnight reverse repurchase agreements. At December 31, 2016, the Bank’s short-term liquidity holdings were comprised of $6.5 billion of overnight federal funds sold (including a $0.3 billion loan to another FHLBank) and $3.1 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during 2017 and 2016 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and, on and after July 14, 2015, the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1- Business (specifically, the section entitled Core Mission Achievement beginning on page 10 of this report).
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
As of December 31, 2017, the Bank’s overnight federal funds sold consisted of $2.5 billion sold to counterparties rated double-A, $4.0 billion sold to counterparties rated single-A and $1.3 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2017 and 2016 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2017	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)

Debentures
U.S. government-guaranteed obligations	$11	$479	$102	$592	$11
GSE obligations	—	6,003	—	6,003	—
State housing agency obligations	160	—	—	160	160
Other	—	174	—	174	—
Total debentures	171	6,656	102	6,929	171

MBS portfolio
U.S. government-guaranteed residential MBS	2	—	—	2	2
GSE residential MBS	1,656	—	—	1,656	1,666
GSE commercial MBS	35	7,746	—	7,781	35
Non-agency residential MBS	81	—	—	81	97
Total MBS	1,774	7,746	—	9,520	1,800
Total long-term investments	$1,945	$14,402	$102	$16,449	$1,971

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2016
Debentures
U.S. government-guaranteed obligations	$16	$496	$101	$613	$16
GSE obligations	—	6,526	—	6,526	—
State housing agency obligations	110	—	—	110	109
Other	—	320	—	320	—
Total debentures	126	7,342	101	7,569	125

MBS portfolio
U.S. government-guaranteed residential MBS	3	—	—	3	3
GSE residential MBS	2,211	—	—	2,211	2,215
GSE commercial MBS	61	5,834	—	5,895	61
Non-agency residential MBS	98	—	—	98	111
Total MBS	2,373	5,834	—	8,207	2,390
Total long-term investments	$2,499	$13,176	$101	$15,776	$2,515

The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). As of December 31, 2017, the Bank held $9.4 billion of MBS (at amortized cost), which represented 288 percent of its total regulatory capital at that date. As of December 31, 2016, the Bank held $8.2 billion of MBS (at amortized cost), which represented 298 percent of its total regulatory capital at that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
During the years ended December 31, 2017, 2016 and 2015, the Bank acquired $2.1 billion, $2.4 billion and $2.5 billion of GSE commercial MBS ("CMBS"), all of which are backed by multifamily loans. Substantially all of the GSE CMBS purchases were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of the hedged securities were classified as available-for-sale. In addition, in years prior to 2015, the Bank acquired LIBOR-indexed floating rate collateralized mortgage obligations ("CMOs") issued by either Fannie Mae or Freddie Mac that the Bank designated as held-to-maturity. As further described below, the floating rate coupons of these residential MBS ("RMBS") are subject to interest rate caps.
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
During the years ended December 31, 2017, 2016 and 2015, the Bank purchased $0.6 billion, $3.7 billion and $1.5 billion, respectively, of GSE debentures, all of which were non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System. All of these securities were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps. The Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital at the time of purchase. In addition, during the year ended December 31, 2017, the Bank purchased $0.1 billion of state housing agency obligations (classified as held-to-maturity). In 2016, the Bank also acquired $0.3 billion of U.S. Treasury Notes (classified as available-for-sale). In 2015, the Bank also acquired $0.5 billion of U.S. government-guaranteed debentures (classified as available-for-sale), $0.2 billion of U.S. Treasury Notes (classified as trading) and $0.1 billion of state housing agency obligations (classified as held-to-maturity). Subject to applicable regulatory limits and the constraints imposed by the Finance Agency's July 2015 guidance regarding core mission achievement, the Bank may continue to add these types of securities to its long-term investment portfolio if attractive opportunities to do so are available.
During the years ended December 31, 2017, 2016 and 2015, proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $527 million, $579 million and $748 million, respectively. Proceeds from maturities of available-for-sale securities totaled $991 million, $65 million and $40 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, the Bank sold approximately $163 million, $158 million and $816 million (par value), respectively, of GSE RMBS (CMO LIBOR floaters with embedded caps) classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $4.0 million, $0.9 million and $14.5 million, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in GSE CMBS. During 2017, 2016 and 2015, the Bank also sold approximately $260 million, $2.3 billion and $871 million (par value), respectively, of GSE debentures. In addition, in 2017 the Bank sold $123 million (par value) of GSE CMBS and, in 2016, it sold $0.3 billion of U.S. Treasury Notes, all of which had been classified as available-for-sale. The aggregate net gains recognized on these sales totaled $1.4 million, $5.1 million and $3.9 million, respectively. The GSE debentures that were sold were replaced with longer-dated, higher-yielding GSE debentures.
As of December 31, 2017, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation, were rated triple-A by Moody's and Fitch. The PEFCO debentures are not currently rated by S&P. Further, the Bank's holdings of state housing agency debentures were rated triple-A by Moody's, S&P and Fitch. The credit ratings associated with the Bank's holdings of non-agency RMBS are presented in the table on page 41.
The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. At December 31, 2017, the gross unrealized losses on the Bank’s held-to-maturity and available-for-sale investment securities were $3.9 million and $1.4 million, respectively. As of that date, $2.0 million (or 50 percent) of the unrealized losses associated with its held-to-maturity securities portfolio were related to the

Bank's holdings of non-agency (i.e., private-label) RMBS. For a summary of the Bank's OTTI evaluation, see the audited financial statements included in this report (specifically, Notes 4 and 5 beginning on pages F-19 and F-21, respectively).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2017 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2017. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$5,592	$5,592	$5,592	$5,457	$135
Triple-B	3	12,280	12,280	12,280	12,176	108
Single-B	5	15,013	14,900	13,484	14,242	668
Triple-C	13	69,555	61,703	49,518	64,573	1,064
Not Rated	1	90	90	90	85	5
Total	23	$102,530	$94,565	$80,964	$96,533	$1,980
At December 31, 2017, the Bank’s portfolio of non-agency RMBS was comprised of 4 securities with an aggregate unpaid principal balance of $12 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $91 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2016, the Bank’s non-agency RMBS portfolio was comprised of 5 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $16 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $108 million. One of the Bank's non-agency RMBS were paid in full during the year ended December 31, 2017.

The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2017 by classification by the originator at the time of issuance and collateral type; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.
NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

						Weighted Average Collateral Delinquency (1)(2)	Credit Enhancement Statistics
Classification	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses		Current Weighted Average (1)(3)	Original Weighted Average (1)	Minimum Current (4)
Prime collateral(5)	20	$83	$78	$78	$1	16.29%	33.55%	39.60%	—%
Alt-A collateral(5)	3	20	17	19	1	18.51%	22.46%	30.52%	0.01%
Total non-agency RMBS	23	$103	$95	$97	$2	16.72%	31.40%	37.84%	—%

Fixed-rate collateral	4	$12	$10	$10	$1	13.87%	0.20%	7.86%	—%
Option ARM collateral	19	91	85	87	1	17.09%	35.43%	41.72%	14.23%
Total non-agency RMBS	23	$103	$95	$97	$2	16.72%	31.40%	37.84%	—%
____________________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned.

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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of the end of each calendar quarter in 2017 under a base case (or best estimate) scenario. The procedures used in these analyses, together with the results thereof, are summarized in Note 5 to the Bank’s audited financial statements included in this report.
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through December 31, 2017, the Bank has amortized $0.6 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on the 15 securities have totaled $2.1 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $3.7 million. Based on the cash flow analyses performed as of December 31, 2017, the Bank currently expects to recover in future periods an additional $7.3 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through December 31, 2017.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2017 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning October 1, 2017 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. As of December 31, 2017, none of the Bank's non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of CMOs with variable-rate coupons ($1.8 billion par value at December 31, 2017) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2017, one-month LIBOR was 1.56 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 12.30 percent. The largest concentration of embedded effective caps ($1.4 billion) was between 6.00 percent and 6.50 percent. As of December 31, 2017, one-month LIBOR rates were approximately 439 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.2 billion of interest rate caps with remaining maturities ranging from 9 to 44 months as of December 31, 2017 and strike rates of 6.50 percent. If three-month LIBOR rises above 6.50 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between 6.50 percent and three-month LIBOR.
The following table provides a summary of the notional amounts and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of December 31, 2017.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount
Third quarter 2018	$200
First quarter 2019	250
Third quarter 2021 (1)	750
$1,200

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.
Mortgage Loans Held For Portfolio
As of December 31, 2017 and 2016, mortgage loans held for portfolio (net of allowance for credit losses) were $878 million and $124 million, respectively, representing approximately 1.3 percent and 0.2 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its PFIs. During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. During the years ended December 31, 2017 and 2016, the Bank acquired mortgage loans totaling $783 million ($762 million unpaid principal balance) and $83 million ($81 million unpaid principal balance), respectively. All of the mortgage loans acquired in 2017 and 2016 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans.
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

Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2017, 2016 and 2015, mortgage loan interest income was reduced by CE fees totaling $345,000, $28,000 and $21,000, respectively. Depending on the product type, the amount of CE fees paid by the Bank may be based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees otherwise payable to the PFI. During the years ended December 31, 2017, 2016 and 2015, performance-based CE fees that were foregone and not paid to the Bank’s PFIs totaled $10,000, $14,000 and $18,000, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, increased from $141,000 at December 31, 2015 and 2016 to $271,000 at December 31, 2017, reflecting the increase in the size of its mortgage loan portfolio.
PFIs must comply with the requirements of the PFI agreement, MPF guides, applicable law and the terms of mortgage documents. If a PFI fails to comply with any of these requirements, it may be required to repurchase the MPF loans that are impacted by such failure. During the years ended December 31, 2017, 2016 and 2015, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $0.4 million, $0.5 million and $0.8 million, respectively.
Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets. For the foreseeable future, the Bank intends to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.
Consolidated Obligations and Deposits
During the year ended December 31, 2017, the Bank’s outstanding consolidated obligations (at par value) increased by $10.0 billion; consolidated obligation discount notes increased by $5.6 billion and consolidated obligation bonds increased by $4.4 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2017 and 2016.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2017		December 31, 2016
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate	$15,295	48.5%	$13,151	48.5%
Fixed-rate
Non-callable	9,934	31.5	8,597	31.7
Callable	2,747	8.7	2,356	8.7
Callable step-up	3,379	10.7	2,829	10.4
Callable step-down	175	0.6	200	0.7
Total par value	$31,530	100.0%	$27,133	100.0%
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
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2017 and 2016 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by the Bank or the other FHLBanks.
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
During the years ended December 31, 2017, 2016 and 2015, the Bank issued $24.9 billion, $28.0 billion and $18.1 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations and to support some of the growth in the Bank's balance sheet. During the years ended December 31, 2017 and 2016, the Bank's consolidated obligation bond issuance consisted primarily of variable-rate bonds, fixed-rate non-callable bonds (most of which were swapped) and swapped fixed-rate callable bonds, including step-up bonds. During the year ended December 31, 2015, the Bank's consolidated obligation bond issuance consisted primarily of fixed-rate non-callable bonds (most of which were swapped) and swapped fixed-rate callable bonds, including step-up bonds.
At December 31, 2017 and 2016, discount notes comprised approximately 51 percent and 50 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2017, the Bank issued approximately $130 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes, as well as to fund a portion of the growth in the Bank's advances and investments.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the size of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2017, 2016 and 2015, the weighted average LIBOR cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 22 basis points, LIBOR minus 21 basis points and LIBOR minus 14 basis points, respectively.
The Bank's funding levels (relative to LIBOR) for consolidated obligation bonds deteriorated in the second half of 2015 due to a significant decrease in swap spreads during that period and an increase in competing debt issuance by other GSEs. Swap spreads tightened relative to U.S. Treasury debt during the second half of 2015 due to several factors, including a large volume of swapped corporate debt issuance, a rise in repo rates and increased sales of U.S. Treasury debt by central banks. As a result of these funding levels, the Bank relied more heavily on the use of consolidated obligation discount notes during this period. Swap spreads widened during the second, third and fourth quarters of 2016, resulting an improvement in the Bank's funding levels (relative to LIBOR) for consolidated obligation bonds. The widening of swap spreads in the second and third quarters was mainly due to the then impending changes to the rules that govern money market funds, which became effective in October 2016. The Bank's funding levels (relative to LIBOR) for consolidated obligation bonds remained favorable during 2017, primarily due to particularly attractive term floating rate note funding levels executed in late 2016 and early 2017 and, to a somewhat lesser extent, throughout the year. Floating rate bond spreads (relative to LIBOR) improved to their historically most favorable level in February 2017 and then began to deteriorate slightly as short-term rates increased. As a result of the attractive term floating rate note funding levels, the Bank increased the proportion of its floating rate note funding during the first half of 2017. The Bank was also able to take advantage of better longer-term fixed rate levels early in the year as a result of increased defeasance activity in the market.
The cost of the Bank's consolidated obligation discount notes also increased during the second half of 2015 due to short-term debt investors' desire to invest only in very short maturity instruments, which was attributable to the uncertainty at that time regarding potential interest rate increases by the FOMC at its September 2015 and December 2015 meetings. Dealers' reduced capacity to hold consolidated obligation discount notes (due to balance sheet constraints) also contributed to the increase in the Bank's discount note funding costs during the second half of 2015. While dealers' balances sheets were less constrained in 2016, the cost of discount notes increased commensurate with the increase in short-term interest rates both early and late in the year. In the middle part of 2016, the Bank's discount note funding costs improved due in part to Great Britain's vote to exit the

European Union and the then impending changes that govern money market funds, each of which contributed to increased demand for discount notes. The cost of the Bank's discount notes continued to increase during 2017 as a result of anticipated and actual increases in the target federal funds rate and rates on other short-term instruments.
Demand and term deposits were $0.8 billion and $1.0 billion at December 31, 2017 and 2016, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.3 billion and $1.9 billion at December 31, 2017 and 2016, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) was $2.1 billion and $1.8 billion, respectively.
At December 31, 2017, the Bank’s five largest shareholders held $482 million of capital stock, which represented 20.7 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2017.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2017
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Texas Capital Bank, N.A.	$121,800	5.2%
Comerica Bank	121,800	5.2
Iberiabank	95,171	4.1
NexBank, SSB	74,626	3.2
Centennial Bank	69,087	3.0
	$482,484	20.7%
As of December 31, 2017, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
As described in Item 1 — Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. There were no changes to the investment requirements during the years ended December 31, 2017 or 2016.
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
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during 2017 and 2016, surplus stock was defined as the amount of stock held by a member in excess of 125 percent of the member’s minimum investment requirement. For those repurchases, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). For the quarterly repurchases that occurred during the period from January 30, 2015 through August 7, 2015, surplus stock was defined as the amount of stock held by a member in excess of 102.5 percent of the member’s minimum investment requirement. For the repurchases that occurred during this period, the Bank’s practice was that a member’s surplus stock was not repurchased if the amount of that member’s surplus stock was $100,000 or less, or if, subject to certain exceptions, the member was on restricted collateral status. For the repurchase that occurred on November 6, 2015, surplus stock was defined as the amount of stock held by a member in excess of 120 percent of the member’s minimum investment requirement. For the repurchase that occurred on November 6, 2015, a member's surplus stock was not repurchased if the amount of that member's surplus stock was $1,000,000 or less, or if, subject to certain exceptions, the member was on restricted collateral status. For each of the repurchases that occurred in 2015, members were given the opportunity to opt-out of the repurchase if they chose to do so. In the future, the Bank may continue this practice or, alternatively, it may modify its practices for repurchasing and managing excess stock in other ways that would allow members to hold larger amounts of excess stock. Further, the Bank may from time to time modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
At December 31, 2017, excess stock held by the Bank’s members and former members totaled $551 million, which represented 0.8 percent of the Bank’s total assets as of that date.
The following table sets forth the repurchases of surplus stock that have occurred since January 1, 2015.

SURPLUS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Repurchase	Amount Classified as Mandatorily Redeemable Capital Stock at Date of Repurchase
January 30, 2015	1,347,470	$134,747	$—
April 30, 2015	1,587,217	158,722	—
August 7, 2015	1,757,714	175,771	—
November 6, 2015	1,056,555	105,656	—
February 25, 2016	1,037,073	103,707	—
June 27, 2016	609,986	60,999	—
September 27, 2016	477,834	47,783	—
December 27, 2016	1,001,588	100,158	—
March 28, 2017	1,481,795	148,180	—
June 27, 2017	757,285	75,728	—
September 26, 2017	1,042,787	104,279	—
December 26, 2017	951,353	95,135	—
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
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2017, 2016 and 2015, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2017 and 2016 was $5.9 million and $3.4 million, respectively. For the years ended December 31, 2017 and 2016, average mandatorily redeemable capital stock was $8.9 million and $5.4 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).
The following table presents capital stock outstanding, by type of institution, as of December 31, 2017 and 2016.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial banks	$1,608	69%	$1,378	71%
Savings institutions	198	9	171	9
Credit unions	332	14	224	12
Insurance companies	179	8	156	8
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,318	100	1,930	100
Mandatorily redeemable capital stock	6	—	3	—
Total regulatory capital stock	$2,324	100%	$1,933	100%
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
At times, the Bank enters into fixed rate advances that provide members with the right to increase the principal amount of the advance on a specified future date at the original interest rate for the remaining term of the advance, provided the member has satisfied all of the customary requirements for that advance. The Bank hedges these commitments through the use of interest rate swaptions. At December 31, 2017, 2016 and 2015, the Bank was a party to interest rate swaptions with aggregate notional balances of $2.0 million, $3.0 million and $4.0 million, respectively. These swaptions were designated as fair value hedges of the optional commitments associated with existing advances.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2017, 2016 and 2015, the Bank’s notional balance of interest rate exchange agreements was $38.2 billion, $35.5 billion and $31.0 billion, respectively, while its total assets were $68.5 billion, $58.2 billion and $42.1 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2017, 2016 and 2015.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2017
Advances	$4,338	$720	$—	$8	$5,066
Investments	—	14,282	—	1,203	15,485
Consolidated obligation bonds	—	14,374	—	—	14,374
Consolidated obligation discount notes	—	—	505	—	505
Intermediary positions	—	—	—	2,419	2,419
Other	—	—	—	344	344
Total notional balance	$4,338	$29,376	$505	$3,974	$38,193
December 31, 2016
Advances	$3,835	$1,170	$—	$—	$5,005
Investments	—	13,107	—	1,203	14,310
Consolidated obligation bonds	—	12,776	—	—	12,776
Consolidated obligation discount notes	—	—	425	1,276	1,701
Balance sheet	—	—	—	1,000	1,000
Intermediary positions	—	—	—	422	422
Other	—	—	—	327	327
Total notional balance	$3,835	$27,053	$425	$4,228	$35,541
December 31, 2015
Advances	$3,361	$1,443	$—	$2	$4,806
Investments	—	9,375	—	1,753	11,128
Consolidated obligation bonds	—	12,988	—	—	12,988
Consolidated obligation discount notes	—	—	100	—	100
Intermediary positions	—	—	—	2,006	2,006
Total notional balance	$3,361	$23,806	$100	$3,761	$31,028

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2017 and 2016.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2017	2016
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$3,694	$3,810
		Economic	8	—

Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	1,355	1,185

Pay fixed, receive floating interest rate swap combined with purchased swaption	Converts the advance’s fixed rate to a variable- rate index and offsets an optional commitment embedded in the advance that allows the member to increase the amount of the advance.	Fair Value	8	10
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	14,282	13,107
		Economic	3	3

Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable-rate investment securities.	Economic	1,200	1,200
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	7,413	7,178
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	6,962	5,598
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling 3-month discount notes to fixed cash flows.	Cash Flow	505	425
Receive fixed, pay floating interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Economic	—	1,276
Balance Sheet
Pay floating, receive floating basis swap	To reduce interest rate sensitivity and repricing gaps by converting the asset's or liability’s variable rate to the same variable-rate index as the funding source or asset being funded.	Economic	—	1,000
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	2,338	342
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	80	80
Other
Pay floating, receive fixed interest rate swap	To hedge risks to the Bank's earnings that are not directly linked to specific assets, liabilities or forecasted transactions	Economic	325	325
Total derivatives used to hedge risk			38,173	35,539
Mortgage delivery commitments			20	2

Total notional amount of derivatives			$38,193	$35,541

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the years ended December 31, 2017, 2016 and 2015.
NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Intermediary Transactions	Balance Sheet and Other	Total
Year ended December 31, 2017
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$62	$(4)	$—	$—	$—	$57
Net interest settlements included in net interest income (2)	(34)	(166)	44	(2)	—	—	(158)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	(5)	2	—	—	—	(3)
Net gains (losses) on economic hedges	—	(1)	—	—	4	3	6
Net interest settlements on economic hedges	—	—	—	—	—	1	1
Price alignment amount	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	(6)	2	—	4	5	5
Net impact of derivatives and hedging activities	(35)	(110)	42	(2)	4	5	(96)
Year ended December 31, 2016
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$73	$(7)	$—	$—	$—	$65
Net interest settlements included in net interest income (2)	(65)	(218)	62	(4)	—	—	(225)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	1	13	(2)	—	—	—	12
Net gains (losses) on economic hedges	—	(3)	(2)	1	—	(19)	(23)
Net interest settlements on economic hedges	—	—	—	—	—	2	2
Total net gains (losses) on derivatives and hedging activities	1	10	(4)	1	—	(17)	(9)
Net impact of derivatives and hedging activities	(65)	(135)	51	(3)	—	(17)	(169)
Net gain on hedged financial instrument classified as trading	—	2	—	—	—	—	2
	$(65)	$(133)	$51	$(3)	$—	$(17)	$(167)
Year ended December 31, 2015
Amortization/accretion of hedging activities in net interest income (1)	$(6)	$96	$(1)	$—	$—	$—	$89
Net interest settlements included in net interest income (2)	(94)	(218)	132	(1)	—	—	(181)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	1	—	—	—	—	1
Net gains on economic hedges	—	1	3	—	1	—	5
Total net gains on derivatives and hedging activities	—	2	3	—	1	—	6
Net impact of derivatives and hedging activities	(100)	(120)	134	(1)	1	—	(86)
Net loss on hedged financial instruments classified as trading	—	(1)	—	—	—	—	(1)
	$(100)	$(121)	$134	$(1)	$1	$—	$(87)
____________________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into on and after June 10, 2013 are required to be cleared through a third-party central clearinghouse. As of December 31, 2017, the Bank had cleared trades outstanding with notional amounts totaling $25 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure amounts ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2017, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $12 billion.
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
As of December 31, 2017, cash collateral totaling $137 million had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged $747 million (fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, the Bank held $140 million of cash collateral to secure its cleared derivative transactions with one clearinghouse as of December 31, 2017. Further, as of that date, the Bank had paid $85 million in variation margin to settle its cleared derivatives with another clearinghouse.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2017.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Cleared derivatives (3)	—	$15,371.4	$150.1	$(139.8)	$716.8	$727.1
Liability positions with credit exposure
Single-A	5	2,108.4	(17.5)	17.7	—	0.2
Triple-B	1	789.7	(3.5)	3.8	—	0.3
Cleared derivatives (3)	—	10,061.9	(1.0)	0.2	30.4	29.6
Total derivative positions with non-member counterparties to which the Bank had credit exposure	6	28,331.4	128.1	(118.1)	747.2	757.2

Liability positions without credit exposure (4)	12	8,632.5	(123.0)	115.8	—	—
Total non-member counterparties	18	36,963.9	5.1	$(2.3)	$747.2	$757.2

Member institutions
Interest rate exchange agreements (5)
Asset positions	7	110.0	6.4
Liability positions	4	1,099.0	(3.0)
Mortgage delivery commitments	—	20.3	—
Total member institutions	11	1,229.3	3.4
Total	29	$38,193.2	$8.5
____________________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of December 31, 2017.

(2)	Includes amounts that had not settled as of December 31, 2017.

(3)	The counterparties to the Bank’s cleared derivatives transactions are rated double-A.

(4)
The figures for the liability positions without credit exposure included transactions with a counterparty that is affiliated with a member institution and transactions with two counterparties that are affiliated with a non-member shareholder of the Bank. Transactions with those counterparties had an aggregate notional principal of $2.2 billion.

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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 102 percent and 104 percent at December 31, 2017 and 2016, respectively. For additional discussion, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
Impact of Hurricanes and California Wildfires
During the three months ended September 30, 2017, two significant hurricanes struck the continental United States. On August 25, 2017, Hurricane Harvey made landfall near Rockport, Texas, causing substantial flooding and other damage in southeast Texas, including the Houston metropolitan area, and lesser damage in Louisiana. Then, on September 10, 2017, Hurricane Irma made landfall near Marco Island, Florida, causing significant damage in Florida and lesser damage in other southeastern states.
These storms had varying degrees of impact on the Bank’s members, its members’ borrowers and the properties pledged as collateral for those borrowings, and MPF mortgage loan borrowers and the properties pledged as collateral for those mortgage loans.
In October and December, 2017, several significant wildfires destroyed thousands of homes and businesses in Northern and Southern California, respectively. The Bank’s primary exposure to the destruction caused by these wildfires relates to its MPF mortgage loans held for portfolio.
For additional discussion, see the audited financial statements included in this report (specifically, Note 17 beginning on page F-52).
Results of Operations
Net Income
Net income for 2017, 2016 and 2015 was $150.3 million, $79.4 million and $67.2 million, respectively. The Bank’s net income for 2017 represented a return on average capital stock (“ROCS”) of 7.04 percent. In comparison, the Bank’s ROCS was 4.44 percent in 2016 and 4.98 percent in 2015. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2017, 2016 and 2015, the Bank’s AHP assessments totaled $16.7 million, $8.8 million and $7.5 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2017, 2016 and 2015, the Bank’s income before assessments was $167.0 million, $88.3 million and $74.7 million, respectively. The $78.7 million increase in income before assessments for 2017 as compared to 2016 was attributable to a $72.4 million increase in net interest income after provision for loan losses and a $14.7 million increase in other income offset by an $8.4 million increase in other expenses. The $13.6 million increase in income before assessments for 2016 as compared to 2015 was attributable to a $43.4 million increase in net interest income after provision for loan losses, offset by a $21.9 million decrease in other income and a $7.9 million increase in other expenses. The components of income before assessments (net interest income after provision for loan losses, other income and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision for Loan Losses
In 2017, 2016 and 2015, the Bank’s net interest income after provision for loan losses was $237.4 million, $165.0 million and $121.6 million, respectively, and its net interest margin was 39 basis points, 31 basis points and 29 basis points, respectively. The increase in net interest income after provision for loan losses from 2016 to 2017 was due to both an increase in the average balances of the Bank's interest-earning assets from $53.6 billion in 2016 to $60.7 billion in 2017 and an increase in the net interest spread from 28 basis points in 2016 to 33 basis points in 2017. The increase in net interest income after provision for loan losses from 2015 to 2016 was due primarily to an increase in the average balances of the Bank's interest-earning assets from $42.6 billion in 2015 to $53.6 billion in 2016.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2017, 2016 and 2015.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$220	$2	0.97%	$817	$3	0.38%	$599	$1	0.13%
Securities purchased under agreements to resell	639	8	1.17%	1,567	6	0.40%	2,412	2	0.10%
Federal funds sold (c)	7,923	83	1.04%	5,716	24	0.41%	6,066	8	0.12%
Investments
Trading	114	2	2.03%	164	3	1.78%	237	1	0.48%
Available-for-sale (d)	14,057	239	1.70%	12,424	135	1.09%	7,618	42	0.55%
Held-to-maturity (d)	2,240	37	1.62%	2,879	30	1.04%	3,792	29	0.76%
Advances (e)	35,109	423	1.21%	29,959	217	0.72%	21,832	134	0.61%
Mortgage loans held for portfolio	406	15	3.70%	69	4	5.08%	63	4	5.77%
Total earning assets	60,708	809	1.33%	53,595	422	0.79%	42,619	221	0.52%
Cash and due from banks	38			44			67
Other assets	215			157			137
Derivatives netting adjustment (b)	(266)			(828)			(603)
Fair value adjustment on available-for-sale securities (d)	128			(49)			(10)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(15)			(19)			(24)
Total assets	$60,808	809	1.33%	$52,900	422	0.80%	$42,186	221	0.52%
Liabilities and Capital
Interest-bearing deposits (b) (f)	$1,070	9	0.89%	$875	3	0.28%	$883	—	0.03%
Consolidated obligations
Bonds	30,127	328	1.09%	21,247	144	0.68%	19,455	77	0.40%
Discount notes	26,132	234	0.89%	27,965	110	0.40%	19,413	22	0.11%
Mandatorily redeemable capital stock and other borrowings	22	—	0.96%	18	—	0.19%	12	—	0.18%
Total interest-bearing liabilities	57,351	571	1.00%	50,105	257	0.51%	39,763	99	0.25%
Other liabilities	558			1,109			966
Derivatives netting adjustment (b)	(266)			(828)			(603)
Total liabilities	57,643	571	0.99%	50,386	257	0.51%	40,126	99	0.25%
Total capital	3,165			2,514			2,060
Total liabilities and capital	$60,808		0.94%	$52,900		0.49%	$42,186		0.23%
Net interest income		$238			$165			$122
Net interest margin			0.39%			0.31%			0.29%
Net interest spread			0.33%			0.28%			0.27%
Impact of non-interest bearing funds			0.06%			0.03%			0.02%

____________________________________

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2017, 2016 and 2015 in the table above include $220 million, $817 million and $604 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2017, 2016 and 2015 in the table above include $46 million, $10 million and $4 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.

(f)
Average balances of deposits for the years ended December 31, 2017, 2016 and 2015 include time deposits of $267 million, $104 million and $117 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2017, 2016 and 2015, interest was paid on time deposits at average rates of 0.88 percent, 0.31 percent and 0.06 percent, respectively.

Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to increasing short-term interest rates in 2017, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased to 6 basis points as compared to 3 basis points in 2016 and 2 basis points in 2015 when short-term interest rates were lower. The Bank’s net interest spread was 33 basis points in 2017, 28 basis points in 2016 and 27 basis points in 2015. The increase in the Bank's net interest spread from 2016 to 2017 was due primarily to an improvement in the Bank's debt funding costs and the addition of higher-yielding long-term investments throughout 2016 and 2017.

Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2017 and 2016 and between 2016 and 2015. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2017 vs. 2016 Increase (Decrease) Due To			2016 vs. 2015 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(3)	$2	$(1)	$—	$2	$2
Securities purchased under agreements to resell	(5)	7	2	(1)	5	4
Federal funds sold	9	50	59	(1)	17	16
Investments
Trading	(2)	1	(1)	—	2	2
Available-for-sale	20	84	104	37	56	93
Held-to-maturity	(8)	15	7	(8)	9	1
Advances	42	164	206	56	27	83
Mortgage loans held for portfolio	12	(1)	11	—	—	—
Total interest income	65	322	387	83	118	201
Interest expense
Interest-bearing deposits	1	5	6	—	3	3
Consolidated obligations
Bonds	75	109	184	8	59	67
Discount notes	(8)	132	124	13	75	88
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	68	246	314	21	137	158
Changes in net interest income	$(3)	$76	$73	$62	$(19)	$43

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2017, 2016 and 2015.

OTHER INCOME (LOSS)
(in thousands)

	2017	2016	2015
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation discount notes	$(503)	$252	$63
Interest rate basis swaps	385	(142)	—
Member/offsetting swaps	405	196	191
Economic hedge derivatives related to advances	(2)	(27)	(6)
Economic hedge derivatives related to trading securities	—	(296)	(234)
Economic hedge derivatives related to available-for-sale securities	(15)	(19)	(38)
Economic hedge derivatives related to mortgage loans held for portfolio	(37)	—	—
Other stand-alone economic hedge derivatives	1,302	1,958	—
Total net interest income (expense) associated with economic hedge derivatives	1,535	1,922	(24)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(10)	27	(2)
Available-for-sale securities	(1,264)	23	1,294
Trading securities	—	(2,067)	—
Mortgage loans held for portfolio	143	—	—
Consolidated obligation bonds	26	(1,905)	3,033
Consolidated obligation discount notes	317	652	—
Interest rate basis swaps	186	75	—
Other stand-alone economic hedge derivatives	968	(19,681)	—
Mortgage delivery commitments	2,329	691	—
Interest rate caps related to held-to-maturity securities	(255)	(478)	(687)
Member/offsetting swaps and caps	3,364	203	1,357
Total fair value gains (losses) related to economic hedge derivatives	5,804	(22,460)	4,995
Price alignment amount on daily settled derivative contracts	765	—	—
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	235	507	308
Available-for-sale securities and associated hedges	(5,758)	13,284	1,030
Consolidated obligation bonds and associated hedges	2,087	(2,079)	174
Total fair value hedge ineffectiveness	(3,436)	11,712	1,512
Total net gains (losses) on derivatives and hedging activities	4,668	(8,826)	6,483
Net gains (losses) on trading securities	1,822	2,186	(1,792)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(20)	(33)
Gains on sales of held-to-maturity securities	3,983	940	14,514
Net gains on sales of available-for-sale securities	1,399	5,104	3,922
Service fees	2,262	2,295	2,303
Letter of credit fees	7,701	5,784	4,415
Other, net	648	361	(38)
Total other	17,815	16,650	23,291
Total other income	$22,483	$7,824	$29,774
Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $(3.4) million, $11.7 million and $1.5 million in 2017, 2016 and 2015, respectively. A significant portion of the decrease in fair value hedge ineffectiveness from 2016 to 2017 related to the Bank's available-for-sale securities portfolio and was due primarily to lower variability in long-term interest rates during 2017 as compared to 2016. The increase in fair value hedge ineffectiveness from 2015 to 2016 was similarly due in large part to the variability in long-term interest rates in 2016 and the impact that this had on the Bank's available-for-sale securities portfolio. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(1.2) million, $(1.9) million and $4.3 million in 2017, 2016 and 2015, respectively.
The addition of higher yielding, longer duration fixed-rate GSE CMBS and GSE debentures to the Bank’s available-for-sale securities portfolio since 2014 (all of which have been hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) has generally increased the Bank's exposure to periodic earnings variability in the form of fair value hedge ineffectiveness. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (OIS) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions since February 2016 in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the years ended December 31, 2017 and 2016, the gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $1.0 million and $(19.7) million, respectively.
From time to time, the Bank has entered into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally either receives three-month LIBOR and pays one-month LIBOR or receives one-month LIBOR and pays three-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the year ended December 31, 2016, the Bank entered into two interest rate basis swaps with an aggregate notional amount of $2.0 billion. Later that same year, the Bank terminated one of the interest rate basis swaps with a notional amount of $1.0 billion. Proceeds from this termination totaled $0.3 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. The other basis swap expired in May 2017. The Bank was not a party to any interest rate basis swaps during the year ended December 31, 2015.
As discussed previously in the section entitled “Financial Condition – Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held 3 interest rate cap agreements having a total notional amount of $1.2 billion as of December 31, 2017. The premiums paid for these caps totaled $4.3 million. The Bank did not terminate any interest rate caps during the years ended December 31, 2017, 2016 or 2015. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At December 31, 2017, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $4,000.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. At December 31, 2017, the Bank did not have any outstanding discount note swaps that were used for this purpose.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $3.4 million, $0.2 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in the amount of this change for the year ended December 31, 2017 as compared to the years ended December 31, 2016 and 2015 was due primarily to a net increase in the notional amount of intermediary swaps during 2017 as compared to the two previous years.
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
Other
During the years ended December 31, 2017, 2016 and 2015, the Bank sold approximately $163 million, $158 million and $816 million (par values), respectively, of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $4.0 million, $0.9 million and $14.5 million, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During these same periods, the Bank sold approximately $260 million, $2.3 billion and $871 million (par values), respectively, of GSE debentures classified as available-for-sale. In addition, in 2017 the Bank sold $123 million (par value) of GSE CMBS and, in 2016, it sold $0.3 billion of U.S. Treasury Notes, all of which had been classified as available-for-sale. The aggregate net gains recognized on these sales totaled $1.4 million, $5.1 million and $3.9 million, respectively.
In 2015, the Bank acquired two fixed rate U.S. Treasury Notes with par values of $104.8 million and $100.0 million, respectively. Each of these securities was classified as trading. Prior to its sale in June 2016, the $100.0 million (par value) U.S. Treasury Note generated gains of $2.3 million during that year. While held by the Bank, the $100.0 million (par value) U.S. Treasury Note was economically hedged with a fixed-for-floating interest rate swap; during 2016, this swap, which was terminated concurrent with the sale of the U.S. Treasury Note, produced losses of $2.1 million. Due to fluctuations in long-term interest rates, the unrealized gains (losses) on the $104.8 million (par value) U.S. Treasury Note were $0.4 million and $(0.9) million for the years ended December 31, 2017 and 2016, respectively.
For the years ended December 31, 2017, 2016 and 2015, letter of credit fees totaled $7.7 million, $5.8 million and $4.4 million, respectively. At December 31, 2017, 2016 and 2015, outstanding letters of credit totaled $16.2 billion, $11.2 billion and $7.2 billion, respectively.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $92.9 million, $84.6 million and $76.7 million in 2017, 2016 and 2015, respectively.
Compensation and benefits totaled $50.7 million for 2017, compared to $50.8 million for 2016 and $43.7 million for 2015. The slight decrease in compensation and benefits expense from 2016 to 2017 resulted from offsetting increases and decreases in these expenses, none of which were individually significant. The $7.1 million increase in compensation and benefits for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was due largely to: (1) increased costs associated with the Bank's participation in the Pentegra Defined Benefit Plan for Financial Institutions; (2) increased costs associated with the Bank's 2014 and 2015 Long-Term Incentive Plans, due largely to the retroactive inclusion (in August 2016) of additional executives in these plans (based on the date that these executives joined the Bank's Executive Management Committee) and higher anticipated goal achievement for the 2015 Long-Term Incentive Plan; (3) increased employee medical costs; (4) an increase in headcount; and (5) merit and cost-of-living adjustments, partially offset by a reduction in employee separation costs. The Bank's average headcount was 208 employees in 2017, as compared to 214 employees in 2016 and 202 employees in 2015. At December 31, 2017, the Bank employed 205 people, a decrease of 13 employees from December 31, 2016 when it employed 218 people. At December 31, 2015 and 2014, the Bank employed 207 people and 192 people, respectively.
Other operating expenses for the years ended December 31, 2017, 2016 and 2015 were $25.7 million, $25.0 million and $26.2 million, respectively. The $0.7 million increase in other operating expenses from 2016 to 2017 resulted primarily from an increase in software expenses. The $1.2 million decrease in other operating expenses from 2015 to 2016 resulted from offsetting increases and decreases in many of the Bank's other operating expenses, none of which were individually significant.
Discretionary grants and donations were $8.1 million, $1.8 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in discretionary grants and donations from 2016 to 2017 was due largely to $6.5 million of grants and donations that were made in 2017 to support recovery efforts in the areas impacted by Hurricane Harvey. In early September 2017, the Bank announced that it would make $6.7 million in funds available for special disaster relief grants for members’ employees and small businesses affected by the hurricane, as well as community-based organizations that were involved in recovery efforts. At the same time, the Bank also announced that it would provide $0.8 million in donations to a number of organizations to assist with disaster relief efforts. All but approximately $1.0 million of these funds were disbursed in 2017.
Derivative clearing fees for the years ended December 31, 2017, 2016 and 2015 were $1.2 million, $1.1 million and $0.4 million, respectively. The increases in derivative clearing fees were attributable to the higher volume of cleared trades in 2017 and 2016.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $3.7 million, $3.0 million and $2.7 million in 2017, 2016 and 2015, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $3.5 million, $2.9 million and $2.4 million, respectively.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper and U.S. Treasury Bills. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2017, the Bank’s short-term liquidity portfolio was comprised of $7.8 billion of overnight federal funds sold and $6.7 billion of overnight reverse repurchase agreements.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2017, 2016 or 2015.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2017, the Bank’s estimated operational liquidity requirement was $7.7 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $21.4 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2017, the Bank’s estimated contingent liquidity requirement was $10.6 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $18.6 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the years ended December 31, 2017, 2016 and 2015.
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

The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2017.
CONTRACTUAL OBLIGATIONS
(in millions)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$17,981.2	$6,247.3	$4,505.5	$2,796.1	$31,530.1
Mandatorily redeemable capital stock	1.3	—	4.6	—	5.9
Operating leases	0.4	0.4	—	—	0.8
Purchase obligations
Advances	17.2	3.0	—	—	20.2
Mortgage delivery commitments	20.3	—	—	—	20.3
Pension and post-retirement	4.3	0.2	0.2	—	4.7
Total contractual obligations	$18,024.7	$6,250.9	$4,510.3	$2,796.1	$31,582.0
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
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2017, excess stock held by the Bank’s members and former members totaled $550.7 million, of which $5.1 million was classified as mandatorily redeemable.
Further, the Bank is contingently liable on letters of credit and standby bond purchase agreements totaling $16.215 billion and $208 million, respectively. Letters of credit expire as follows: $14.679 billion in 2018, $1.453 billion in 2019-2020, $0.08 billion in 2021-2022, with the remainder expiring in 2023. The standby bond purchase agreements expire in 2022.

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
The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions and adding the amount, if any, by which the Bank’s current market value of total capital is less than 85 percent of its book value of total capital. The potential loss component of the market risk capital requirement employs a “stress test” approach, using a 99-percent confidence level. Simulations of over 300 historical market interest rate scenarios dating back to January 1992 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects current actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the scenario resulting in the third worst estimated deterioration in market value of equity is identified as that scenario associated with a probability of occurrence of not more than one percent (i.e., the 99-percent confidence level). The hypothetical deterioration in market value of equity derived under the methodology described above typically represents the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2017, the Bank’s credit risk, market risk and operations risk capital requirements were $364 million, $276 million and $192 million, respectively. These requirements were $304 million, $222 million and $158 million, respectively, at December 31, 2016.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2017 or December 31, 2016. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2017, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2017 and 2016, see the audited financial statements included in this report (specifically, Note 14 beginning on page F-40).
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
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in AOCI until earnings are affected by the variability of the cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of a hypothetical derivative having terms that match identically the critical terms of the hedged forecasted transaction) is recognized in other income (loss) as “net gains (losses) on derivatives and hedging activities.” As of December 31, 2017 and 2016, the Bank had only $505 million and $425 million (notional), respectively, of derivatives that were designated as cash flow hedges.
As of December 31, 2017, the Bank’s derivatives portfolio included $4.3 billion (notional amount) that was accounted for using the shortcut method, $29.4 billion (notional amount) that was accounted for using the long-haul method, $0.5 billion (notional amount) that was designated in cash flow hedging relationships and $4.0 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2016, the Bank’s derivatives portfolio included $3.8 billion (notional amount) that was accounted for using the shortcut method, $27.1 billion (notional amount) that was accounted for using the long-haul method, $0.4 billion (notional amount) that was designated in cash flow hedging relationships and $4.2 billion (notional amount) that did not qualify for hedge accounting.
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
The Bank also estimates the fair values of certain assets on a nonrecurring basis in periods subsequent to their initial recognition (for example, impaired assets). During the years ended December 31, 2016 and 2015, the Bank recorded total other-than-temporary impairment losses on one of its non-agency RMBS classified as held-to-maturity. The fair values of this security were estimated as described below. Based upon the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurements for this impaired security were classified as Level 3 measurements in the fair value hierarchy.
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
As of December 31, 2017, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $98.3 million and $21.9 million, respectively. At that date, the carrying values of these investment securities totaled $7.2 billion and $1.7 billion, respectively.
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

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2017, 2016 and 2015:
Investments
(in thousands)

	Carrying Value at December 31,
	2017	2016	2015
Trading securities
U.S. Treasury Notes	$102,148	$101,495	$202,199
Mutual fund investments related to employee benefit plans	12,082	10,143	8,857
Total trading securities	114,230	111,638	211,056
Available-for-sale securities
U.S. government-guaranteed debentures	479,038	495,898	497,752
GSE debentures	6,002,672	6,525,525	5,338,947
Other debentures	174,895	319,993	371,540
GSE commercial MBS	7,745,793	5,834,517	3,504,952
Total available-for-sale securities	14,402,398	13,175,933	9,713,191
Held-to-maturity securities
U.S. government-guaranteed debentures	10,774	15,973	21,546
State housing agency obligations	160,000	110,000	110,000
Mortgage-backed securities
U.S. government-guaranteed residential MBS	1,909	2,578	4,040
GSE residential MBS	1,655,625	2,211,159	2,909,065
Non-agency residential MBS	80,964	98,073	121,544
GSE commercial MBS	35,265	61,812	61,816
Total held-to-maturity mortgage-backed securities	1,773,763	2,373,622	3,096,465
Total held-to-maturity securities	1,944,537	2,499,595	3,228,011
Total securities	16,461,165	15,787,166	13,152,258
Interest-bearing deposits	299	255	260
Securities purchased under agreements to resell	6,700,000	3,100,000	1,000,000
Federal funds sold	7,780,000	6,242,000	2,171,000
Loan to other FHLBank	—	290,000	—
Total investments	$30,941,464	$25,419,421	$16,323,518

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2017. Maturities are based on the contractual maturities of the securities.

INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Trading securities
U.S. Treasury Note	$—	$—	$102,148	$—	$102,148
Mutual fund investments related to employee benefit plans	12,082	—	—	—	12,082
Total trading securities	12,082	—	102,148	—	114,230
Available-for-sale securities
U.S. government-guaranteed debentures	13,001	151,161	314,876	—	479,038
GSE debentures	225,291	2,460,271	3,092,719	224,391	6,002,672
Other debentures	—	174,895	—	—	174,895
GSE commercial MBS	—	—	7,275,356	470,437	7,745,793
Total available-for-sale securities	238,292	2,786,327	10,682,951	694,828	14,402,398
Held-to-maturity securities
U.S. government-guaranteed debentures	1,425	4,495	4,854	—	10,774
State housing agency obligations	—	—	—	160,000	160,000
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	—	—	1,909	1,909
GSE residential MBS	25	750	686	1,654,164	1,655,625
Non-agency residential MBS	143	—	—	80,821	80,964
GSE commercial MBS	—	—	35,265	—	35,265
Total held-to-maturity securities	1,593	5,245	40,805	1,896,894	1,944,537
Total securities	251,967	2,791,572	10,825,904	2,591,722	16,461,165
Interest-bearing deposits	299	—	—	—	299
Securities purchased under agreements to resell	6,700,000	—	—	—	6,700,000
Federal funds sold	7,780,000	—	—	—	7,780,000
Total investments	$14,732,266	$2,791,572	$10,825,904	$2,591,722	$30,941,464
Weighted average yields
U.S. Treasury Note	—%	—%	2.24%	—%	2.24%
Mutual fund investments related to employee benefit plans	1.63	—	—	—	1.63
Yield on trading securities	1.63	—	2.24	—	2.18
Available-for-sale securities
U.S. government-guaranteed debentures	1.77	2.06	2.58	—	2.39
GSE debentures	1.82	1.96	2.34	2.91	2.19
Other debentures	—	2.05	—	—	2.05
GSE commercial MBS	—	—	2.76	2.93	2.77
Yield on available-for-sale securities	1.82	1.97	2.63	2.92	2.51
Held-to-maturity securities
U.S. government-guaranteed debentures	1.14	0.47	0.76	—	0.69
State housing agency obligations	—	—	—	1.94	1.94
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	—	—	1.91	1.91
GSE residential MBS	1.82	4.65	1.94	1.99	1.99
Non-agency residential MBS	1.95	—	—	1.99	1.99
GSE commercial MBS	—	—	1.58	—	1.58
Yield on held-to-maturity securities	1.22	1.07	1.49	1.99	1.97
Yield on total securities	1.81%	1.97%	2.62%	2.24%	2.44%
Other available-for-sale debentures consisted of securities with a fair value of $174,895,000 at December 31, 2017 that were issued by the Private Export Funding Corporation. The U.S. government and GSEs were the only issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2017.

Mortgage Loan Portfolio Analysis
The Bank’s mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2017 were as follows:
COMPOSITION OF LOANS
(in thousands)

	Year ended December 31,
	2017	2016	2015	2014	2013
Real estate mortgages	$877,852	$123,961	$55,117	$71,411	$91,110
Nonperforming real estate mortgages	$689	$276	$387	$316	$694
Real estate mortgages past due 90 days or more and still accruing interest(1)	$98	$130	$202	$299	$253
Interest contractually due during the year on nonaccrual loans	$38
Interest actually received during the year on nonaccrual loans	$18
____________________________________

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.
Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2017 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(in thousands)

	2017	2016	2015	2014	2013
Balance, beginning of year	$141	$141	$143	$165	$183
Provision for credit losses	130	—	—	—	—
Chargeoffs	—	—	(2)	(22)	(18)
Balance, end of year	$271	$141	$141	$143	$165
Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2017.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	42.9%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	28.5
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	20.3
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	6.0
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	2.3
100.0%
Deposits
Time deposits in denominations of $100,000 or more totaled $125.0 million at December 31, 2017. These deposits mature as follows: $103.0 million in three months or less, $10.0 million in over three months through six months and $12.0 million in over six months through 12 months.

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2017, 2016 and 2015 is provided in the following table.
SHORT-TERM BORROWINGS
(dollars in millions)

	December 31,
	2017	2016	2015
Consolidated obligation bonds
Outstanding at year end	$12,480	$8,710	$2,640
Weighted average rate at year end	1.30%	0.58%	0.31%
Daily average outstanding for the year	$11,080	$5,911	$554
Weighted average rate for the year	0.88%	0.47%	0.22%
Highest outstanding at any month end	$13,480	$8,710	$2,640
Consolidated obligation discount notes
Outstanding at year end	$32,511	$26,942	$20,541
Weighted average rate at year end	1.17%	0.46%	0.18%
Daily average outstanding for the year	$26,132	$27,965	$19,413
Weighted average rate for the year	0.89%	0.40%	0.11%
Highest outstanding at any month end	$35,440	$32,222	$20,541
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
In order to have a ready supply of funds, the Bank typically issues debt as opportunities arise in the market, and makes the proceeds of those debt issuances (some of which bear fixed interest rates and have relatively long maturities) available for members to borrow in the form of advances. Holding fixed-rate liabilities in anticipation of member borrowing subjects the Bank to interest rate risk, and there is no assurance in any event that members will borrow from the Bank in quantities or maturities that will match these warehoused liabilities. Therefore, in order to intermediate the mismatches between advances with certain terms and features, and consolidated obligations with a different set of terms and features, the Bank typically converts both longer maturity assets and longer maturity liabilities to a LIBOR floating rate index, and attempts to manage the interest spread between the pools of floating-rate assets and liabilities.
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
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the period from December 2016 through December 2017.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2016 through December 2017. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2016	$2.932	$2.930	(0.07)%	$2.986	1.84%	$2.944	0.41%	$2.934	0.07%

January 2017	3.053	3.052	(0.03)%	3.123	2.29%	3.064	0.36%	3.064	0.36%
February 2017	3.089	3.109	0.65%	3.141	1.68%	3.111	0.71%	3.085	(0.13)%
March 2017	3.053	3.046	(0.23)%	3.112	1.93%	3.060	0.23%	3.043	(0.33)%

April 2017	3.094	3.048	(1.49)%	3.204	3.56%	3.075	(0.61)%	3.113	0.61%
May 2017	3.171	3.117	(1.70)%	3.280	3.44%	3.149	(0.69)%	3.183	0.38%
June 2017	3.239	3.180	(1.82)%	3.334	2.93%	3.214	(0.77)%	3.249	0.31%

July 2017	3.350	3.298	(1.55)%	3.453	3.07%	3.328	(0.66)%	3.357	0.21%
August 2017	3.411	3.380	(0.91)%	3.532	3.55%	3.400	(0.32)%	3.410	(0.03)%
September 2017	3.373	3.328	(1.33)%	3.458	2.52%	3.355	(0.53)%	3.375	0.06%

October 2017	3.417	3.341	(2.22)%	3.520	3.01%	3.383	(1.00)%	3.438	0.61%
November 2017	3.494	3.434	(1.72)%	3.560	1.89%	3.468	(0.74)%	3.502	0.23%
December 2017	3.566	3.533	(0.93)%	3.597	0.87%	3.555	(0.31)%	3.555	(0.31)%
____________________________________

(1)	In the up 100 and 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2016 through December 2017.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2016	0.26	(0.32)	(0.06)	(0.90)	0.03	0.88	(0.72)	0.86

January 2017	0.27	(0.32)	(0.05)	(0.78)	0.02	0.76	(0.56)	1.18
February 2017	0.24	(0.32)	(0.08)	(1.14)	(0.32)	0.39	(1.08)	0.81
March 2017	0.26	(0.31)	(0.05)	(0.59)	0.13	0.79	(0.42)	1.25

April 2017	0.26	(0.25)	0.01	0.44	0.77	1.00	0.52	1.84
May 2017	0.26	(0.25)	0.01	0.50	0.88	1.08	0.62	2.10
June 2017	0.26	(0.25)	0.01	0.54	0.94	1.13	0.49	1.82

July 2017	0.25	(0.25)	—	0.44	0.81	0.98	0.48	1.72
August 2017	0.24	(0.25)	(0.01)	0.08	0.48	0.63	0.28	1.55
September 2017	0.26	(0.26)	—	0.32	0.68	0.89	0.18	1.27

October 2017	0.28	(0.25)	0.03	0.82	1.14	1.35	0.70	1.73
November 2017	0.27	(0.26)	0.01	0.50	0.88	1.10	0.24	1.21
December 2017	0.25	(0.26)	(0.01)	0.01	0.49	0.75	(0.27)	0.71
____________________________________

(1)	In the up 100 and 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	In the down 100 and 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the year ended December 31, 2017.
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
As of December 31, 2017, the Bank also held approximately $1.8 billion (par value) of variable-rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 percent and 6.5 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank held as of December 31, 2017 a total of $1.2 billion (notional balance) of stand-alone interest rate caps with strike rates of 6.5 percent and maturities ranging from 2018 to 2021. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
At times when the majority of the Bank’s variable-rate debt is indexed to three-month LIBOR, the Bank’s portfolio of variable-rate CMOs and other assets indexed to one-month LIBOR can present risk to periodic changes in the spread between one-month and three-month LIBOR. When this risk is elevated, the Bank will typically use basis swaps to convert three-month repricing debt to one-month repricing frequency. As of December 31, 2017, the Bank did not have any interest rate basis swaps outstanding.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2017, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2017, 2016 and 2015, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-59.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2017 and 2016.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	Year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$148,191	$185,231	$230,853	$244,402	$808,677
Net interest income after provision for loan losses	52,746	61,514	62,492	60,686	237,438
Other income (loss)
Net gains (losses) on trading securities	879	1,169	296	(522)	1,822
Net gains (losses) on derivatives and hedging activities	4,827	802	345	(1,306)	4,668
Realized gains on sales of held-to-maturity securities	—	1,890	2,093	—	3,983
Net realized gains (losses) on sales of available-for-sale securities	670	1,167	—	(438)	1,399
Letter of credit fees, service fees and other, net	2,181	2,862	2,729	2,839	10,611
Other expense	22,260	20,774	23,491	26,399	92,924
AHP assessments	3,905	4,867	4,451	3,487	16,710
Net income	35,138	43,763	40,013	31,373	150,287

	Year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$85,194	$98,856	$113,262	$124,836	$422,148
Net interest income	35,734	37,813	44,668	46,815	165,030
Other income (loss)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	(8)	(4)	(8)	—	(20)
Net gains (losses) on trading securities	6,917	3,013	(797)	(6,947)	2,186
Net gains (losses) on derivatives and hedging activities	(16,939)	(3,821)	197	11,737	(8,826)
Realized gains on sales of held-to-maturity securities	470	259	65	146	940
Realized gains on sales of available-for-sale securities	651	3,564	889	—	5,104
Letter of credit fees, service fees and other, net	1,813	2,382	2,059	2,186	8,440
Other expense	19,430	19,662	23,600	21,882	84,574
AHP assessments	922	2,355	2,348	3,206	8,831
Net income	8,286	21,189	21,125	28,849	79,449

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2017 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2017, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 15, 2017, the Director of the Finance Agency designated that, for 2018, the Bank would have nine member directors and eight independent directors. With respect to the director elections that the Bank conducted during calendar year 2017, for terms beginning January 1, 2018, the order designated that one member director would be elected in Arkansas, one member director would be elected in Louisiana, one member director would be elected in Texas, and two independent directors would be elected.
With the one exception noted in the next paragraph, the term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms for which they have been elected by the Bank's members.
Prior to January 1, 2017, the Bank had nine member directors and seven independent directors. By order of the Finance Agency on June 8, 2016, the total number of the Bank's independent directorships was increased from seven to eight beginning on January 1, 2017, thereby increasing the size of the Bank's Board of Directors from 16 directors to 17 directors. To preserve staggered director terms following this increase, the Finance Agency's order stipulated that, for the two independent directorships to be filled in the 2016 election, one of which was new, the candidate receiving the fewest votes would serve a three-year term.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2018, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
As determined by the Bank, at least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. The remainder of the independent directors must have demonstrated knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; or the law. The independent director’s knowledge of or experience in the above areas should be commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Bank. The Bank’s Board of Directors has designated two of its independent directors, Dianne W. Bolen and Patricia P. Brister, as public interest directors.
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

2018 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 22, 2018):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
Joseph F. Quinlan, Jr., Chairman (Member)	70	2008	2020	(a)(b)(c)(d)(e)(f)(g)
Robert M. Rigby, Vice Chairman (Member)	71	2010	2019	(a)(b)(c)(d)(e)(f)(g)
Cheryl D. Alston (Independent)	51	2017	2020	(a)(d)
Dianne W. Bolen (Independent)	69	2012	2018	(e)(f)(g)
Patricia P. Brister (Independent)	71	2008	2019	(c)(e)(f)(g)
Tim H. Carter (Member)	63	2013	2020	(b)(d)
Mary E. Ceverha (Independent)	73	2004	2018	(a)(b)(c)
Albert C. Christman (Member)	66	2014	2021	(a)(d)(g)
James D. Goudge (Member)	64	2014	2021	(a)(e)
W. Wesley Hoskins (Member)	66	2013	2020	(d)(e)
Michael C. Hutsell (Member)	67	2014	2021	(b)(f)
G. Granger MacDonald (Independent)	63	2017	2021	(c)(e)(f)
A. Fred Miller, Jr. (Member)	68	2015	2018	(a)(c)(f)
Sally I. Nelson (Independent)	64	2014	2021	(b)(d)
John P. Salazar (Independent)	75	2010	2019	(d)(e)(g)
Margo S. Scholin (Independent)	67	2007	2019	(b)(d)(g)
Ron G. Wiser (Member)	61	2010	2018	(a)(b)(g)
_______________________________________

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

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
Robert M. Rigby is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2015. Mr. Rigby serves as Regional President, Executive Vice President for Legend Bank (a member of the Bank) and has served in that capacity since December 1, 2017. Located in Fort Worth, Texas, Mr. Rigby has responsibility for Tarrant County and surrounding areas. From August 2008 through November 30, 2017, he served as an advisory director and Market President for Liberty Bank in North Richland Hills, Texas (a member of the Bank). From 1998 to August 2008, Mr. Rigby served as a director, President and Chief Executive Officer of Liberty Bank. Prior to joining Liberty Bank, Mr. Rigby served as a director and Executive Vice President of First National Bank of Weatherford from 1980 to 1998. He currently serves as an advisory director for the Texas Tech University School of Banking. In addition, Mr. Rigby serves as vice chairman of the North Richland Hills Economic Development Advisory Committee. He previously served on the BankPac Committee of the American Bankers

Association ("ABA") and he is a past chairman of the Texas Bankers Association. Further, Mr. Rigby previously served on the Weatherford College Board of Trustees, the board of directors of the Birdville ISD Education Foundation and as an advisory director for the North Texas Special Needs Assistance Partners. He is also a past chairman of the Northeast Tarrant Chamber of Commerce. Mr. Rigby currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. He also serves as Vice Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Cheryl D. Alston serves as Executive Director and Chief Investment Officer of the Employees' Retirement Fund of the City of Dallas ("ERF"), a $3.2 billion pension plan for the city's civilian employees. Ms. Alston has served in that capacity since October 2004 and is responsible for strategy development, finance, operations and investments. Prior to joining ERF, Ms. Alston served as Vice President (from October 2002 to April 2004) and Assistant Vice President (from February 1998 to October 2002) of the Retirement & Investment Services Division of Cigna Corporation. From 1988 to 1998, she served in various financial and management roles for Chase Global Securities. In 2011, Ms. Alston was appointed by President Barack Obama to the Pension Benefit Guaranty Corporation ("PBGC") Advisory Committee. In 2013, she was reappointed to serve a second term on the PBGC Advisory Committee, which term ended in 2016. Ms. Alston currently serves on the board of directors of CHRISTUS Health, a faith-based international health care system, and serves as the chair of that board's Finance & Strategy Committee and as chair of its Investment Sub-Committee. In addition, she serves on the boards of directors of Blue Cross Blue Shield of Kansas City and the Dallas Women's Foundation and is a member of both the Dallas Assembly and the International Women's Forum Dallas. On February 26, 2018, Ms. Alston was elected to serve on the board of directors of Torchmark Corporation ("Torchmark"), a publicly traded financial services holding company specializing in life and supplemental health insurance. Torchmark's primary subsidiaries are American Income Life Insurance Company, Liberty National Life Insurance Company, Globe Life And Accident Insurance Company, United American Insurance Company, and Family Heritage Life Insurance Company of America.
Dianne W. Bolen served as Executive Director of the Mississippi Home Corporation in Jackson, Mississippi from 1997 until her retirement on December 31, 2014. The Mississippi Home Corporation is a state housing finance agency that provides rental and homeownership programs to persons of low to moderate income. Ms. Bolen joined the Mississippi Home Corporation in 1990. From 1990 to 1992, she served as Finance Director and from 1992 to 1997, she served as Deputy Executive Director. Ms. Bolen also served as Assistant Secretary Treasurer from 1990 until June 2014. From April 2015 to April 2017, she served as a consultant to the Mississippi Home Corporation. Ms. Bolen previously served on the board of directors of the National Council of State Housing Agencies ("NCSHA") and, until December 31, 2014, she co-chaired the NCSHA's Municipal Disclosure Task Force. Prior to her retirement, Ms. Bolen also served as a member of the National Mortgage Bankers Association and the Affordable Housing Tax Credit Coalition. She currently serves as Chairman of the Affordable Housing and Economic Development Committee of the Bank’s Board of Directors. Ms. Bolen previously served on the Bank's affordable housing Advisory Council from 1998 through 1999 and from 2007 through 2009.
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
Based in Fort Worth, Texas, Tim H. Carter serves as a director and Development Officer for Southside Bank (a member of the Bank headquartered in Tyler, Texas) and has served in that capacity since September 30, 2017 when he stepped down from his role as President, North Texas Region for Southside Bank, a position he had held since December 17, 2014. On December 17, 2014, Mr. Carter's then current employer, Fort Worth-based OmniAmerican Bank (then a member of the Bank) was merged with and into Southside Bank, a wholly-owned subsidiary of Southside Bancshares, Inc., Southside Bank's publicly traded holding company. Upon the closing of the merger, Mr. Carter became an officer of Southside Bank. From June 2007 until December 17, 2014, Mr. Carter served as a director, President and Chief Executive Officer of OmniAmerican Bank and its publicly traded holding company, OmniAmerican Bancorp, Inc. Immediately prior to the OmniAmerican Bank/Southside Bank merger, OmniAmerican Bancorp, Inc. was acquired by Southside Bancshares, Inc. He also serves as an advisory director for Southside Bank and has served in that capacity since December 17, 2014. Mr. Carter currently serves as vice chairman of the board of directors of Texas Wesleyan University. He also serves on the boards of directors of Safe City Commission and Lena Pope and as chairman of the board of North Texas LEAD. Mr. Carter is a past board member of the TCU Business School International Board of Visitors, the Van Cliburn Foundation, the Fort Worth Club (for which he served as chairman), and the

Hill School (for which he also served as chairman). Mr. Carter is a past president and chief executive officer of the United Way of Metropolitan Tarrant County and a former president of the Harris Methodist Health Foundation. He currently serves as Vice Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
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
Albert C. Christman serves as Chairman and Chief Executive Officer of Guaranty Bank & Trust Company of Delhi (a member of the Bank located in Delhi, Louisiana) and as Chairman and Chief Executive Officer of its privately held holding company, Delhi Bancshares, Inc. He has served as Chairman of Guaranty Bank & Trust Company of Delhi since November 2016 and as Chief Executive Officer since 1986. From 1986 to November 2016, Mr. Christman also served as a director and President of Guaranty Bank & Trust Company of Delhi. He has served as Chairman of Delhi Bancshares, Inc. since January 2017 and as its Chief Executive Officer since 1986. From 1986 to January 2017, Mr. Christman also served as a director and President of Delhi Bancshares, Inc. Since 1987, Mr. Christman has also served on the boards of directors of First National Bankers Bank, a member of the Bank, and its privately held holding company, First National Bankers Bankshares, Inc. He is the founder of Delhi Charter School and Community Financial Insurance Center, LLC. Mr. Christman has served as Chairman of both organizations since their inception in 2001 and 2004, respectively. In addition, he serves as a director of Pecan Haven Addiction Center, LLC. Further, Mr. Christman serves as a director and Chief Executive Officer of Southern Fidelity Agency, Inc., a privately held insurance agency he founded in 1998. He is a past chairman of the Louisiana Bankers Association. Mr. Christman currently serves as Chairman of the Risk Management Committee of the Bank's Board of Directors.
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
G. Granger MacDonald serves as Chairman and Chief Executive Officer of MacDonald Property Management, LLC, MacDonald and Associates Inc. and G.G. MacDonald, Inc., each of which is a privately held company based in Kerrville, Texas (collectively, the "MacDonald Companies"). He has served as Chairman and Chief Executive Officer of MacDonald Property Management, LLC, a multifamily property management company, since its formation in January 2015. Mr. MacDonald has served as Chairman and Chief Executive Officer of MacDonald and Associates, Inc. since its formation in 1998. MacDonald and Associates, Inc. is a developer of both affordable and market rate rental apartment projects, as well as low income housing tax credit projects. Mr. MacDonald has served as Chairman and Chief Executive Officer of G.G. MacDonald, Inc., a multifamily construction company, since its formation in 1990. Mr. MacDonald is the immediate past chairman of the board of the National Association of Home Builders and he is a past president of the Texas Association of Builders and a past president and founding member of the Texas Affiliation of Affordable Housing Providers.
A. Fred Miller, Jr. serves as Chairman of Bank of Anguilla in Anguilla, Mississippi. He joined Bank of Anguilla, a member of the Bank, in 1971 and has served as Chairman since January 2015. From 1986 to January 2015, Mr. Miller served as a director, President and Chief Executive Officer of Bank of Anguilla. From 2008 to January 2015, Mr. Miller also served as President and Chief Executive Officer of Pyramid Financial Corporation, Bank of Anguilla's privately held holding company. He has served as Chairman of Pyramid Financial Corporation since January 2014 and as a director since 2008. Since January 2016, Mr. Miller has also served on the board of directors of Hope Enterprise Corporation. Mr. Miller currently serves as Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank's Board of Directors. He previously served as a director of the Bank from 1997 to 2004. In 2002 and 2003, Mr. Miller served as Vice Chairman of the Bank's Board of Directors and in 2004 he served as Chairman of the Bank's Board of Directors.
Sally I. Nelson serves as Chairperson and Chief Executive Officer of Nextwave Ventures, a privately held real estate company located in Huntsville, Texas, and has served in such capacities since March 2015. From January 2013 until January 2014, Ms. Nelson served as an advisor to the Huntsville Memorial Hospital board of directors and as the chairman of the Huntsville Memorial Hospital Foundation. From 2007 until January 2013, Ms. Nelson served as Chief Executive Officer of Huntsville Memorial Hospital. Prior to that, she served as a board member and officer of the Greater Houston Area Chapter of the American Red Cross from 2005 to 2008. From 1986 to 2004, Ms. Nelson served as Executive Vice President, Chief Financial Officer and Chief Operations Officer of Texas Children's Hospital in Houston, Texas. From 1999 to 2005, she served as chair of the Finance and Audit committees of the United Way of Houston. Ms. Nelson is a Certified Public Accountant.
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
Mr. MacDonald was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2018. He has served on the Bank’s Board of Directors since June 27, 2017, when he was elected by the Bank's Board of Directors to fufill the unexpired term of an independent director. Mr. MacDonald brings to the Board extensive knowledge of affordable housing and government relations. He leads a group of companies that specialize in the construction and management of multifamily housing. Mr. MacDonald is the immediate past chairman of the board of the National Association of Home Builders and he is a past president of the Texas Association of Builders and a past president and founding member of the Texas Affiliation of Affordable Housing Providers.
Ms. Nelson was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2018. She has served on the Bank's Board of Directors since January 1, 2014. Ms. Nelson brings to the Board extensive experience in accounting, finance, organizational management, corporate governance and matters involving executive compensation. She currently serves as Chairperson and Chief Executive Officer of a privately held real estate company. From 2007 to January 2013, Ms. Nelson served as Chief Executive Officer of Huntsville Memorial Hospital. Prior to that, she served as Executive Vice President, Chief Financial Officer and Chief Operations Officer of Texas Children's Hospital in Houston, Texas for 18 years. In addition, she has served on numerous boards of directors. Ms. Nelson is a Certified Public Accountant.
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

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 22, 2018). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	49	President and Chief Executive Officer	2014
Brehan Chapman	41	Executive Vice President and Chief Administrative Officer	2009
Sandra Damholt	65	Senior Vice President and General Counsel	2010
Kelly Davis	50	Senior Vice President and Chief Risk Officer	2015
Paul Joiner	65	Executive Vice President and Chief Strategy Officer	1986
Tom Lewis	55	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	51	Executive Vice President and Group Head, Members and Markets	2014
Gustavo Molina	45	Senior Vice President and Chief Banking Operations Officer	2009
Jibo Pan	45	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	44	Senior Vice President and Chief Information Officer	2015
Michael Zheng	48	Senior Vice President and Chief Credit Officer	2015
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
Kelly Davis serves as Senior Vice President and Chief Risk Officer of the Bank. In this capacity, Ms. Davis has responsibility for the Bank’s market risk, operational risk and model risk management functions. In January 2017, her responsibilities were expanded to include income forecasting. She joined the Bank in August 2008 as a Senior Strategic Planning Analyst. In September 2013, Ms. Davis was promoted to Risk Reporting Manager, a position she held until her appointment as Director of Operational Risk Management and Enterprise Risk Management Reporting in July 2014. Ms. Davis was promoted to Chief Risk Officer in June 2015 and to Senior Vice President in July 2015. Prior to joining the Bank, she served in various consulting and management roles for Liberty Mutual Insurance Group from 2002 to 2008, as Assistant Treasurer of Georgia State University from 1999 to 2001, and in various audit positions from 1991 to 1999, including roles with KPMG LLP and the U.S. General Accounting Office, which is now known as the U.S. Government Accountability Office. Ms. Davis is a Certified Public Accountant.

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
Gustavo Molina serves as Senior Vice President and Chief Banking Operations Officer. In this capacity, Mr. Molina oversees the Bank’s member services, collateral services, correspondent operations and safekeeping function. He joined the Bank in April 2002 as Credit Operations Manager and was promoted to Credit and Collateral Vault Operations Manager in 2004, to Customer Operations and Support Manager in 2007 and to Director of Banking Operations in 2009, a position he held until his appointment as Chief Banking Operations Officer in February 2014. Mr. Molina served as a Vice President of the Bank from 2009 to 2011. He was promoted to Senior Vice President in 2011. Prior to joining the Bank, Mr. Molina served as a Project Manager in the Operational Control and Risk Management Department of Fleet Bank Boston Financial (now Bank of America).
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
For 2017, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer who joined us on May 12, 2014; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Group Head, Members and Markets, who joined us on August 11, 2014; Jibo Pan, our Executive Vice President and Head of Capital Markets, who joined us on August 11, 2014; and Paul Joiner, our Executive Vice President and Chief Strategy Officer. Messrs. Lewis and Joiner have been employed by us since 2003 and 1983, respectively.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation opportunities that are consistent with each executive’s responsibilities and individual performance and with our overall business results. For 2017, the Committee and Board of Directors defined the competitive market for our executives as: (1) the other Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”); (2) commercial banks with $20 billion or more in assets (including, to the extent data is available, the Federal Reserve Banks but excluding global investment banks); and (3) public proxy peers with assets between $10 billion and $20 billion. In addition to the other FHLBanks, we believe that the other institutions included in our peer group present a breadth and level of complexity of operations that are generally comparable to our own.
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
The Board of Directors has also been responsible for approving our long-term incentive compensation plans, which we refer to as our LTIPs. The LTIPs provide our executive officers (at the time their participation is approved by our Board of Directors) and a limited number of other employees who have from time to time been designated by our Board of Directors with the opportunity to earn long-term incentive awards over successive three-year performance periods that have commenced annually. The Committee has been responsible for recommending annually to the Board of Directors the approval of the LTIP for the next three-year plan cycle and the performance goals applicable to that plan’s three-year performance period. On December 3, 2015, the Board of Directors, acting upon a recommendation from the Committee, approved what ultimately became our final LTIP (the 2016 LTIP), subject to the Finance Agency's review. On January 21, 2016, the Finance Agency informed us that it did not object to the 2016 LTIP. The 2016 LTIP, which covers the period from January 1, 2016 through December 31, 2018, is discussed more fully in the "2018 Compensation Actions" section beginning on page 107.
Further, the Board of Directors is responsible for approving our new executive incentive plan known as the EIP, which applied initially for the 2017 plan year. As more fully described below in the section entitled "Elements of Executive Compensation," the EIP provides cash-based award opportunities to officers of the Bank who are voting members of our Executive Management Committee ("EMC"), which include, among other executive officers, each of our named executive officers. The EIP replaced the VPP for 2017 and succeeding years and it will replace the LTIPs beginning in 2019. The Committee is responsible for recommending annually to the Board of Directors the approval of the EIP for the next year and the performance goals that will be applicable for that year, which goals were (in the case of the 2017 EIP), are (in the case of the 2018 EIP) and are expected to be (in future years) the same as the goals for the Corporate VPP.
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
In August 2016 (for compensation to be paid in 2017), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our executive officers. The competitive market pay study involved an analysis of total direct compensation for benchmark jobs at a total of 116 institutions, including the other FHLBanks; the value of retirement plans and other benefits were not considered as part of the study. To account for differences in the size and scope of the benchmark jobs included in the study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was judgmentally selected for each of those jobs to develop a market composite benchmark for each of the positions held by our named executive officers. In the case of the public proxy peers, the 25th percentile was used for all of the comparable positions at those institutions. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range.
Elements of Executive Compensation
We have historically relied upon a mix of base salary, short- and long-term incentive compensation, and benefits to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
For executives that had the opportunity to earn both short- and long-term incentives in 2015 (which were derived from the 2015 VPP and 2013 LTIP) and 2016 (which were derived from the 2016 VPP and 2014 LTIP), the formula for computing their awards included a weighting factor of either 50 percent for the VPP and 50 percent for the LTIP or, as further described below, a higher weighting factor for the VPP and a lower weighting factor for the LTIP (which factors equaled 100 percent) based on an executive's tenure with us. By structuring the incentive calculations in this manner and maintaining the executives' maximum award percentage that existed prior to the introduction of our LTIP in 2010 (which had been used in both the VPP and LTIP calculations), we kept the executives' annual pre-2017 incentive opportunities substantially the same as they were in the years when we had only VPP award payouts (that is, for 2011 and prior years), with certain exceptions as described below. Subject to those exceptions, the maximum award percentages were 60 percent of base salary for our President and Chief Executive Officer and 43.75 percent of base salary for our other named executive officers. Prior to 2016, our executives were not eligible to participate in the LTIP until their first full year of employment with us and, because of this, their VPP was weighted 100 percent for each year until the third year of the first LTIP in which the executive was a participant.
On July 21, 2016, the Board of Directors, acting upon a recommendation from the Committee, expanded the eligibility for executive management participation in our LTIPs to include officers at the time they became a voting member of our EMC through hiring or promotion. On August 3, 2016, the Finance Agency informed us that it did not object to this new practice. As a result of this expanded eligibility, Messrs. Bhasin, Madhavan and Pan participated in our 2014 LTIP (which covered the period from January 1, 2014 through December 31, 2016) on a pro rata basis from the dates that each officer joined us in 2014. These changes were made in recognition of the contributions that each of these executives had made and was then making toward the accomplishment of our 2014 LTIP performance goals. Messrs. Bhasin, Madhavan and Pan did not participate in the 2013 LTIP, which covered the period from January 1, 2013 through December 31, 2015. Messrs. Lewis and Joiner were participants in the 2013 and 2014 LTIPs.
By way of example, for Messrs. Lewis and Joiner, the results of the 2016 VPP goal achievement and the 2014 LTIP goal achievement were each weighted 50 percent to determine their total non-equity incentive plan payouts for 2016 before the additional incentives described in the next paragraph. Likewise, their total non-equity incentive plan payouts for 2015 (before the additional incentives) were calculated in the same manner. For Messrs. Bhasin, Madhavan and Pan, the results of the 2016 VPP were weighted 56.25 percent, 60.42 percent and 60.42 percent, respectively, and the results of the 2014 LTIP were weighted 43.75 percent, 39.58 percent and 39.58 percent, respectively. The non-equity incentive plan payouts for Messrs. Bhasin, Madhavan and Pan for 2015 were based solely upon the results of our VPP for that year.
The 2013 and 2014 LTIPs each provided for additional incentive awards equal to either 10 percent or 15 percent of a participant's average base salary (over the respective three-year performance periods) if certain achievement levels were met. For Messrs. Bhasin, Madhavan and Pan, the additional incentives offered by the 2014 LTIP were prorated based upon the portion of the three-year performance period that each executive was employed by us.
Based upon their significant contributions to us in 2015, and their ineligibility to participate in our 2013 LTIP, we elected to award discretionary bonuses to Messrs. Bhasin, Madhavan and Pan in amounts that were substantially equivalent (when expressed as a percentage of salary) to the additional incentive awards that were earned by Messrs. Lewis and Joiner under the terms of the 2013 LTIP. Upon a recommendation from Mr. Bhasin, the 2015 discretionary bonuses for Messrs. Madhavan and Pan were approved by the Committee on January 25, 2016, subject to the Finance Agency's review. On that same date, the Board of Directors, acting upon a recommendation from the Committee, approved Mr. Bhasin's 2015 discretionary bonus. Mr. Bhasin's discretionary bonus was also subject to the Finance Agency's review. On February 26, 2016, the Finance Agency informed us that it did not object to the payment of these discretionary bonuses. The discretionary bonuses earned by Messrs. Bhasin, Madhavan and Pan in 2015 are shown in the "Bonus" column of the Summary Compensation Table on page 111. We did not pay any discretionary bonuses to our named executive officers for 2016 or 2017, nor do we anticipate paying discretionary bonuses to our named executive officers in the future.
In connection with the approval of the 2015 LTIP in December 2014, the Board of Directors increased the incentives that could be earned by our executives in 2017 and modified the formula that would be used to compute awards under the 2015 LTIP and the 2017 VPP, which was subsequently replaced with the 2017 EIP, as discussed in the next paragraph. These changes applied only to the 2015 LTIP (and the total incentives that could be earned in 2017) and reflected the significant amount of effort that would be required to achieve the growth objectives set forth in that plan. As more fully described below in the sub-section entitled "Long-Term Incentive Compensation," our named executive officers were eligible to earn LTIP incentives of up to 150 percent of their average base salary during the period from January 1, 2015 through December 31, 2017 if the stretch objective was achieved for each of the 2015 LTIP's performance goals. The potential award payments could be 50 percent of salary (if the threshold objective was achieved for each of the performance goals) or 100 percent of salary (if the target objective was achieved for each of the performance goals).
In late 2016, the Finance Agency sought to have us eliminate our two-plan structure for our named executive officers in favor of one annual incentive compensation plan with a deferral component. In response to this request, we engaged McLagan to provide insight and analysis as we considered the framework for a new incentive compensation plan for our executive officers. On December 8, 2016, the Board of Directors, acting upon a recommendation from the Committee, approved our Omnibus

Incentive Plan (the "2017 Executive Incentive Plan" or "2017 EIP"), subject to the review of the Finance Agency. On December 20, 2016, the Finance Agency informed us that it did not object to the 2017 EIP. The 2017 EIP was effective as of January 1, 2017. As more fully described in the "Grants of Plan-Based Awards" section beginning on page 112, the 2017 EIP includes a transitional component that is designed to address a gap in our executive officers' annual incentive compensation opportunities in 2019 that would not otherwise exist if we had continued to offer both the VPP and the LTIP to our executive officers. The 2017 EIP also included a transitional component for 2017 that was designed to operate in conjunction with the 2015 LTIP. Given the achievement levels for the 2017 EIP and 2015 LTIP, this component (known as the Make-Whole Award) ultimately had no effect on the executives' 2017 incentive compensation.
Under the 2017 EIP, our President and Chief Executive Officer and other named executive officers were eligible to earn incentives in 2017 of up to 60 percent and 43.75 percent, respectively, of their base salaries in 2017 in addition to the incentives that could be earned under the 2015 LTIP. Unlike previous LTIPs, a weighting factor was not applied to the 2015 LTIP nor was a weighting factor applied to the incentives that could be earned in 2017 under the 2017 EIP. However, under no circumstances could a participating executive officer earn more than 1.5 times his or her 2017 base salary when the 2017 EIP and 2015 LTIP incentive awards were combined for 2017.
The 2016 LTIP, in combination with our 2018 EIP, will provide maximum incentive opportunities in 2018 of 95 percent of base salary for our President and Chief Executive Officer and 65 percent of base salary for our other named executive officers, which reflect increases from what would have been (inclusive of additional LTIP incentives) 75 percent of base salary and 58.75 percent of base salary, respectively, if not for the changes that were made by the Board of Directors in connection with the implementation of the new executive incentive plan structure. In 2018, the targeted incentive opportunities for our President and Chief Executive Officer and other executives will be 75 percent and 50 percent of base salary, respectively, which reflect increases from what would have been (inclusive of additional LTIP incentives) 58 percent and 45 percent of base salary, respectively. The threshold incentive opportunities in 2018 for our President and Chief Executive Officer and other executives will be 50 percent and 30 percent of base salary, respectively, which reflect increases from what would have been 36 percent and 26.25 percent of base salary, respectively.
The maximum award percentages for our named executive officers are reviewed and approved annually by the Committee and Board of Directors. Excluding the incentive opportunities that were available to our named executive officers in 2017 (which, for that one year, were above the competitive market median for each of our named executive officers), our annual target award opportunities have historically been below the competitive market median for each of our named executive officers, which led the Committee and Board of Directors, in late 2016, to increase the executives' future incentive opportunities beginning in 2018. In establishing the higher award percentages, the Committee and Board of Directors took into consideration the incentive opportunities that are available to similarly situated executives at the other FHLBanks. Based on this information, the Committee and Board of Directors set the threshold and target award percentages at the comparable median of the other FHLBanks and the maximum award percentages slightly below the comparable median of the other FHLBanks.
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
In setting Mr. Bhasin’s base salary for 2017, the Committee and Board of Directors took into consideration the results of a competitive market pay study which was conducted by McLagan in late 2016 (the “2016 Pay Study”). The results of the 2016 Pay Study showed that Mr. Bhasin’s base salary and targeted incentive opportunities were below the competitive range for his position, even when the higher incentives offered by the 2015 LTIP were taken into consideration. This finding was consistent with the results of similar studies that McLagan had conducted for us in October 2015 (the “2015 Pay Study”) and October 2014. Mr. Bhasin was given a 2 percent cost-of-living increase for 2015 given that he had been in his position for less than a full year at that point in time and he was new to the Chief Executive Officer role. While the Committee and Board of Directors had wanted to give Mr. Bhasin an above standard merit increase for 2016 (based on the information provided by the 2015 Pay Study, the consultant’s recommendation and his performance), Mr. Bhasin informed the Committee and Board of Directors in late 2015 that he preferred to receive a standard merit increase, wanting first to accomplish the more significant longer-term objectives that he had laid out for us upon his arrival in May 2014. The Committee and Board of Directors honored Mr. Bhasin’s request, giving him a standard 3 percent merit increase for 2016. Based on the significant progress we had made toward Mr. Bhasin’s objectives by late 2016 and his exceptional performance in leading us, the Committee and Board of Directors gave Mr. Bhasin an above standard merit increase of 10.4 percent for 2017, knowing that additional adjustments would be necessary over time to bring his total direct compensation up to the competitive market range for his position.
In setting the base salaries of our other named executive officers for 2017, the Committee took into consideration the results of the 2016 Pay Study, which showed that each of these executive’s total direct compensation was either at or below the median market composite compensation for his position excluding the incrementally higher incentives that were available in 2017. For the three positions that were below the market median, two were just within the competitive market range and one was outside the competitive market range. Based on this information and Mr. Bhasin’s subjective assessments of various other factors, he recommended, and the Committee approved, above standard merit increases of 7 percent for Messrs. Madhavan and Pan and standard merit increases of 3 percent for Messrs. Lewis and Joiner.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 111.
Short-Term Incentive Compensation
The 2017 EIP, which provides cash-based award opportunities to all of our executive officers, has three components: (i) an annual award ("Annual Award"), which was based on the achievement of short-term performance goals for the period from January 1, 2017 through December 31, 2017 (the "2017 Performance Goals") and, for 50 percent of that award, the satisfaction of safety and soundness goals for the period from January 1, 2018 through December 31, 2020; (ii) a one-time make-whole award ("Make-Whole Award"), which was also based on the achievement of the 2017 Performance Goals; and (iii) a one-time special Gap Year Award ("Gap Year Award"), which is based on the achievement of long-term performance goals for the period from January 1, 2017 through December 31, 2019. The Annual Award and the Make-Whole Award are discussed below while the Gap Year Award is more fully described in the "Grants of Plan-Based Awards" section beginning on page 112.
The 2017 Performance Goals that were used to calculate the Annual Award and the Make-Whole Award were established by the Board of Directors and fell into the following broad categories: (a) growth objectives (which included, among other objectives, an earnings initiative); (b) diversity and inclusion initiatives; (c) learning initiatives; and (d) operational excellence, which was structured as one goal comprising 13 projects. Within each category other than operational excellence, there were multiple goals and each goal (including the operational excellence goal) was assigned a specific percentage weight. For 2017 Performance Goals comprising 50 percent of the executives’ 2017 Annual Award opportunity, each goal was assigned a threshold, target and stretch objective. For 2017 Performance Goals comprising 38 percent of the executives’ 2017 Annual Award opportunity, each goal was assigned only a target and stretch objective. The remaining 12 percent of the executives’ 2017 Annual Award opportunity was based upon performance goals for which achievement was assessed on a pass/fail basis.
For our President and Chief Executive Officer, the incentive factor for each 2017 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in the case of a pass/fail objective, the objective was not met), 50 percent (if results were equal to the threshold objective for those 2017 Performance Goals that had a threshold objective), 75 percent (if results were equal to the target objective) or 95 percent (if results were equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective was met). For our other named executive officers, the incentive factor for each 2017 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in the case of a pass/fail objective, the objective was not met), 30 percent (if results were equal to the threshold objective for those 2017 Performance Goals that had a threshold objective), 50 percent (if results were equal to the target objective) or 65 percent (if results were equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective was met).
Achievement levels between threshold and target and between target and stretch for each 2017 Performance Goal that had those achievement levels would have been (to the extent necessary) interpolated in a manner as determined by the Committee. The results for each 2017 Performance Goal were multiplied by the assigned percentage weight to determine its contribution to the overall 2017 EIP short-term goal percentage for each of our named executive officers. For example, if the stretch objective was achieved for a goal with a percentage weight of 15 percent, then the contribution of that goal to the President and Chief Executive Officer’s overall short-term goal percentage was 14.25 percent (15 percent x 95 percent). For the other named executive officers, the contribution of that same goal to their overall short-term goal percentage was 9.75 percent (15 percent x 65 percent). The percentages derived from this calculation for each 2017 Performance Goal were added together to derive each executive’s overall short-term goal percentage for the 2017 EIP, which percentage was then multiplied by the executive’s 2017 base salary to determine his final Annual Award.

Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives for our short-term plans (historically, the VPP and, beginning in 2017, the EIP) such that the relative difficulty of achieving each level is consistent from year to year.
For 2017, the Board of Directors established 15 separate performance goals, each of which had a specific percentage weight ranging from 1 percent to 20 percent. As further set forth in the table below, the goals relating to our growth objectives, diversity and inclusion initiatives, learning initiatives and operational excellence comprised 50 percent, 10 percent, 20 percent and 20 percent, respectively, of our overall 2017 Performance Goals.
As more fully discussed in the section entitled “Grants of Plan-Based Awards” beginning on page 112, the Board of Directors could, among other things, adjust the 2017 Performance Goals to ensure the purposes of the 2017 EIP were served. In addition, the Board of Directors, in its discretion, could consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. In mid-2017, the Board of Directors replaced one of the original operational excellence projects with another project due to a change in our business needs. No other adjustments were made to the 2017 Performance Goals.
Our earnings initiative for purposes of the 2017 EIP (and, as discussed later, our 2015 LTIP) was based upon a measure of our net income that excluded (1) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains or losses associated with the sale of our previously hedged investment securities), (2) net prepayment fees on advances, (3) other-than-temporary impairment charges on our private-label mortgage-backed securities, if any (and any subsequent recoveries of those charges) and (4) interest expense on mandatorily redeemable capital stock. In addition, so as not to exclude the costs associated with our interest rate caps, we included proforma amortization of the premiums paid for such caps. Further, for similar reasons, we included the actual losses (i.e., principal shortfalls) incurred during the year on our private-label mortgage-backed securities.

2017 EIP Objectives
(dollars in millions)

						Contribution to Mr. Bhasin's Overall Goal Percentage	Contribution to Other Executives' Overall Goal Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
Growth Objectives
1. Earnings Initiative (Adjusted Net Income)	12.5%	$75	$80	$85	$147	11.875%	8.125%
2. Average Advances Outstanding in 2017	15.0%	$29,000	$31,000	$34,000	$35,109	14.250%	9.750%
3. Outstanding Letters of Credit as of December 31, 2017	5.0%	$9,500	$10,000	$10,500	$16,215	4.750%	3.250%
4. CFI Advances Growth from December 31, 2016	5.0%	6.0%	8.0%	10.0%	17.1%	4.750%	3.250%
5. AMA Assets Purchased from Members in 2017	7.5%	$350	$500	$750	$762	7.125%	4.875%
6. Total CIP/EDP Advances Projects Funded	5.0%	70	85	96	103	4.750%	3.250%
	50.0%					47.500%	32.500%
Diversity and Inclusion Initiatives
1. Conduct All Employee Training	4.0%		Pass/Fail		Pass	3.800%	2.600%
2. Formalize and Hold OMWI Dealer Meetings	2.5%		Pass/Fail		Pass	2.375%	1.625%
3. Hold Annual Diversity Week	2.5%		Pass/Fail		Pass	2.375%	1.625%
4. Establish Mentoring Program	1.0%		Pass/Fail		Pass	0.950%	0.650%
	10.0%					9.500%	6.500%
Learning Initiatives
1. External: (1) conduct regional workshops, (2) hold two Member Advisory Committee meetings, and (3) conduct member training webinars	6.0%	N/A	2 of 3	3 of 3	3 of 3	5.70%	3.90%
2. Internal: (1) redesign employee onboarding process, (2) develop corporate training program, and (3) develop behavioral interview guides	8.0%	N/A	2 of 3	3 of 3	3 of 3	7.60%	5.20%
3. Individual: Implement individual development plans	2.0%		Pass/Fail		Pass	1.90%	1.30%
4. Corporate: (1) participate in a large community project, (2) implement a Corporate Champions Program and (3) implement an employee rewards program	4.0%	N/A	2 of 3	3 of 3	3 of 3	3.80%	2.60%
	20.0%					19.00%	13.00%
Operational Excellence
	20.0%	N/A	11 of 13	13 of 13	13 of 13	19.00%	13.00%
General Ledger Replacement					Completed
Collateral Haircut Management (new features and platform)					Completed
Unsecured Credit Application Redesign					Completed
GRC System Upgrade					Completed
Implement Name Your Own Rate Advance					Completed
Security Build Automation					Completed
Wire System Upgrade					Completed
Implement Cloud Infrastructure					Completed
Secure Connect Strategy					Completed
Cloud Strategy					Completed
Office 365 for Exchange - migrate workload to the cloud					Completed
Mobile Device Management - migrate workload to the cloud					Completed
Spam filter and email scanning - migrate workload to the cloud					Completed
Overall 2017 EIP Goal Percentage						95.00%	65.00%
As shown in the table above, we achieved the stretch objective for every performance goal that had a stretch objective (10 goals in total) and we passed the five goals that had a pass/fail objective, which represented the first time we have ever attained the highest possible achievement level for one of our short-term incentive plans. In comparison, over the previous five years, our overall corporate operating goal achievement under the VPP (for which the highest possible level of achievement was 100 percent) was as follows: 2012 — 82 percent; 2013 — 96 percent; 2014 — 76 percent; 2015 — 91 percent; and 2016 — 91.76 percent.
Because each named executive officer received at least a "Meets Expectations" performance rating for 2017, 50 percent of the executive’s final Annual Award under the 2017 EIP (the "Current Award") became earned and vested on December 31, 2017 and was payable no later than March 15, 2018. The remaining 50 percent of the executive’s final Annual Award under the 2017 EIP (the "Deferred Award") will become earned and vested on December 31, 2020 if the conditions described in the Grants of Plan-Based Awards section are satisfied.
The possible Annual Awards that could be earned by our named executive officers for 2017 are presented in the Grants of Plan-Based Awards section. The calculation of the Annual Awards earned by our named executive officers in 2017 is shown in the table below.

Name	Base Salary as of January 1, 2017 ($)	2017 EIP Goal Percentage	2017 EIP Annual Award ($)	2017 EIP Current Award ($)	2017 EIP Deferred Award ($)
Sanjay Bhasin	725,000	95%	688,750	344,375	344,375
Tom Lewis	348,442	65%	226,487	113,244	113,243
Kalyan Madhavan	477,760	65%	310,544	155,272	155,272
Jibo Pan	367,856	65%	239,106	119,553	119,553
Paul Joiner	338,378	65%	219,946	109,973	109,973
At the time the 2015 LTIP was approved, it was contemplated that a short-term (one-year) incentive plan would be adopted for 2017 and that such plan would provide our President and Chief Executive Officer and other named executive officers with the opportunity to earn incentives up to 60 percent and 43.75 percent, respectively, of their 2017 base salaries (which incentives would have been payable in their entirety no later than March 15, 2018) in addition to the incentives that could be earned under the 2015 LTIP. However, as stipulated in the 2015 LTIP (which is more fully described below), under no circumstances could an executive officer earn more than 1.5 times his or her 2017 base salary when the 2017 short-term and 2015 LTIP incentive awards were combined for 2017. To ensure that our executive officers would not be adversely impacted in 2017 by the adoption of a short-term incentive plan that included a deferral component, the Board of Directors determined it was appropriate to include a one-time Make-Whole Award in the 2017 EIP.
The Make-Whole Award represented the difference in the 2017 earning opportunity that was payable in early 2018 between the Current Award opportunity provided by the 2017 EIP and the annual short-term incentive that could have been earned (and which would have been payable in early 2018) if we had implemented a short-term incentive plan for 2017 in the form that was contemplated at the time the 2015 LTIP was adopted (which plan would have provided for a 100 percent payout of the earned incentive in early 2018 vs. the 50 percent payout provided by the Current Award component of the 2017 EIP). The Make-Whole Award was based upon the achievement level of the 2017 Performance Goals (which ultimately equated to the maximum achievement level possible) and it became earned and vested on December 31, 2017. Like the Current Award, the Make-Whole Award was payable no later than March 15, 2018.
The possible Make-Whole Awards that could be earned by our named executive officers for 2017 are presented in the Grants of Plan-Based Awards section. The calculation of the Make-Whole Awards earned by our named executive officers in 2017 is shown in the table below.

Name	Base Salary as of January 1, 2017 ($)	Pre-2017 Maximum Award Percentage	Incentive Opportunity That Would Have Been Available at Maximum Achievement Level ($) (A)	2017 EIP Current Award ($) (B)	2017 EIP Make-Whole Award ($) (A) - (B)
Sanjay Bhasin	725,000	60.00%	435,000	344,375	90,625
Tom Lewis	348,442	43.75%	152,443	113,244	39,199
Kalyan Madhavan	477,760	43.75%	209,020	155,272	53,748
Jibo Pan	367,856	43.75%	160,937	119,553	41,384
Paul Joiner	338,378	43.75%	148,040	109,973	38,067

The table below combines the 2017 EIP Current Award and the 2017 EIP Make-Whole Award that each named executive officer earned in 2017. The application of the provision limiting each of the named executive officer's total 2017 incentive compensation to an amount equal to 1.5 times his 2017 salary is shown below in the section entitled "Combined Short-Term and Long-Term Incentive Compensation for 2017."

Name	2017 EIP Current Award ($)	2017 EIP Make-Whole Award ($)	Combined 2017 EIP Current Award and Make-Whole Award ($)
Sanjay Bhasin	344,375	90,625	435,000
Tom Lewis	113,244	39,199	152,443
Kalyan Madhavan	155,272	53,748	209,020
Jibo Pan	119,553	41,384	160,937
Paul Joiner	109,973	38,067	148,040
Long-Term Incentive Compensation
On December 22, 2014, the Board of Directors, acting upon a recommendation from the Committee, approved our 2015 LTIP, subject to the Finance Agency's review. On April 1, 2015, the Finance Agency informed us that it did not object to the 2015 LTIP. The 2015 LTIP was retroactively effective as of January 1, 2015.
The 2015 LTIP provided cash-based award opportunities for all of our executive officers based on the achievement of performance goals for the period from January 1, 2015 through December 31, 2017 (the "2015-2017 Performance Period"). The performance goals under the 2015 LTIP were established by the Board of Directors in December 2014 and were based upon growth objectives relating to our advances, letters of credit and earnings. Each of the three performance goals under the 2015 LTIP was assigned a specific percentage weight together with a threshold, target and stretch achievement level. The results for each performance goal (i.e., incentive factors) were multiplied by the assigned percentage weight to determine its contribution to the overall 2015 LTIP goal percentage. For all of the named executive officers, the potential awards under the 2015 LTIP could be 50 percent of salary (if the threshold objective was achieved for each of the performance goals), 100 percent of salary (if the target objective was achieved for each of the performance goals) or 150 percent of salary (if the stretch objective was achieved for each of the performance goals). For purposes of the 2015 LTIP, salary meant the executive’s average base salary during the 2015-2017 Performance Period. If necessary, achievement levels between threshold and target and between target and stretch would have been interpolated in a manner as determined by the Committee. Given this possibility, the ultimate 2015 LTIP awards (other than the maximum awards) could have varied significantly between the threshold and maximum amounts. Alternatively, the 2015 LTIP awards could have been substantially less than the threshold amounts if we had achieved one or two (but not all three) of the threshold objectives relating to the 2015 LTIP goals. Awards became vested under the 2015 LTIP only if the performance goals for the 2015-2017 Performance Period were met and the awards received final approval by the Board of Directors following the end of the three-year performance period. Generally, if an executive officer's employment had been terminated for any reason during the 2015-2017 Performance Period, his or her unvested 2015 LTIP awards would have been forfeited. Awards under the 2015 LTIP were payable no later than March 15, 2018.
Among other reasons, the Board of Directors had discretion to reduce the amount of the 2015 LTIP awards for one or more participants if: (i) during the 2015-2017 Performance Period, operational errors or omissions resulted in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive award amounts; (ii) in 2015, the submission of information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was not provided in a timely manner; (iii) during the 2015-2017 Performance Period, we failed to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management's attention; or (iv) during the 2015-2017 Performance Period, a participant was determined by the Board of Directors to have committed a violation of our Code of Conduct and Ethics for Employees or similar policy that was sufficiently significant to warrant a reduction or forfeiture of the participant's award. Further, the Board of Directors could have removed a participant from the 2015 LTIP at any time in its sole discretion.

As shown in the table below, the goals relating to our advances, letters of credit and earnings comprised 45 percent, 10 percent and 45 percent of our overall 2015 LTIP goals and we achieved the stretch objective for each of those goals.
2015 LTIP Objectives
(dollars in millions)

						Contribution to Executives' Overall Goal Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
1. Advances Outstanding at December 31, 2017	45%	$24,000	$26,000	$30,000	$36,469	67.5%

2. Letters of Credit Outstanding at December 31, 2017	10%	$4,000	$4,500	$5,000	$16,215	15.0%

3. 2017 Earnings (Adjusted Net Income)	45%	50	60	75	147	67.5%

Overall 2015 LTIP Goal Percentage						150.0%
The results for the 2015 LTIP represented the first time we have ever attained the highest possible achievement level for one of our LTIPs. In comparison, our overall goal achievement for the 2010, 2011, 2012, 2013 and 2014 LTIPs was 94.7 percent, 89.5 percent, 89.2 percent, 91.8 percent and 92.4 percent, respectively, where, in each case, 100 percent was the highest possible level of achievement.
The calculation of the 2015 LTIP awards earned by our named executive officers is shown in the table below.

Name	Average Base Salary 2015-2017 ($)	2015 LTIP Goal Percentage	2015 LTIP Award ($)
Sanjay Bhasin	673,042	150%	1,009,563
Tom Lewis	338,392	150%	507,588
Kalyan Madhavan	452,588	150%	678,882
Jibo Pan	344,316	150%	516,474
Paul Joiner	328,618	150%	492,927
Combined Short-Term and Long-Term Incentive Compensation for 2017
As previously discussed, the 2015 LTIP stipulated that under no circumstances could an executive officer earn more than 1.5 times his or her 2017 base salary when the 2017 short-term and 2015 LTIP incentives were combined for 2017. The calculation of the final 2017 incentive awards for our named executive officers is shown in the table below and such awards are included in the Summary Compensation Table on page 111 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Combined 2017 EIP Current Award and Make-Whole Award ($)	2015 LTIP Award ($)	Total Incentives Earned in 2017 ($) (A)	Amount Equal to 1.5 Times 2017 Base Salary ($) (B)	Final 2017 Incentive Award ($) (1)
Sanjay Bhasin	435,000	1,009,563	1,444,563	1,087,500	1,087,500
Tom Lewis	152,443	507,588	660,031	522,663	522,663
Kalyan Madhavan	209,020	678,882	887,902	716,640	716,640
Jibo Pan	160,937	516,474	677,411	551,784	551,784
Paul Joiner	148,040	492,927	640,967	507,567	507,567
(1) Lower of (A) or (B)
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra Defined Benefit Plan for Financial Institutions such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2017, the maximum compensation limit was $270,000 and the maximum annual benefit limit was $215,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
This element of our compensation program is one of several that constitute an integral part of our retention strategy, which is to reward tenure by linking it to compensation. It also represents an effort on our part to partially offset our inability to provide equity-based compensation to our employees. We consider this benefit to be a significant element of our compensation program as it pertains to our named executive officers and other key tenured employees. Based on this belief, we have elected to provide a benefit under this plan that we believe is at or near the median for comparable companies that offer this benefit, although we have not conducted any recent studies to confirm this.
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 116-118 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified multiemployer defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2017 was $270,000 per year. In addition, the combined contributions to this plan from both us and the employee are limited by the Internal Revenue Code. For 2017, combined contributions to the plan could not exceed $54,000. The plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis. The limitation on combined contributions applies to an employee's pre-tax and after-tax contributions and any matching contributions we make on his or her behalf. The limitation on an employee's pre-tax contributions was $18,000 for 2017. Employees who were age 50 or older could elect in 2017 to make additional pre-tax contributions (commonly known as catch-up contributions) of up to $6,000. Catch-up contributions are not taken into account in applying the combined contribution limit.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 65 percent of their monthly base salary to the plan on either a pre-tax or after-tax basis (prior to January 1, 2016, this percentage was 25 percent). Employees are not permitted to contribute any of their incentive compensation to the plan. We provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service, including, if applicable, their service with a financial services institution that participated in the Pentegra Defined Contribution Plan for Financial Institutions, during which service the employee was covered by such plan. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years. Participants can elect to invest plan contributions in up to 28 different fund options. Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra Defined Contribution Plan for Financial Institutions), each of our named executive officers was eligible to receive in 2017 a 200 percent matching contribution on the first 3 percent of his eligible monthly base salary that he contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 111 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2017” table.
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
We offer the program to higher-level employees in order to allow them to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive in the Pentegra Defined Contribution Plan for Financial Institutions if not for the limits imposed on that plan by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 111 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2017” table. As noted above, we believe that our matching contributions to the qualified savings plan are at or above the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this may also be true for the matching contributions that we provide under the deferred compensation program, although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 118-122.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that currently benefits two of our executive officers (Messrs. Lewis and Joiner). The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided to discontinue contributions to our SERP for the foreseeable future. While the Committee and Board of Directors could consider reactivating or replacing the SERP at some point in the future, there is no current plan to do so. If the SERP is ever reactivated or replaced, the Committee and Board of Directors would expect to add our other executive officers as participants. While active, our intent with the SERP was to make up a portion of the pension benefit that was lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code (it was never our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan). Our final contribution to the SERP was made in 2014. Each participant’s benefit under the SERP consists of the contributions we made on his behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP were determined solely at the discretion of our Board of Directors and were, during the periods in which they were made, based upon our desire to provide a reasonable level of supplemental retirement income to the participants. Generally, benefits under the SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his age and years of service with us is at least 70. As of December 31, 2017, Mr. Joiner met the Rule of 70. Mr. Lewis attained the Rule of 70 in February 2018. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his death or disability. Otherwise, vested benefits are not payable to the participant until he reaches age 62 or, if later, upon retirement. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
Many other comparable financial institutions in our defined competitive markets offer supplemental executive retirement plans that are designed to fully restore the lost benefits under their tax qualified plans and therefore our decision not to offer this form of compensation may put us at a competitive disadvantage.
For details regarding the operation of Groups 1 and 2 of our SERP and the current account balances for Messrs. Lewis and Joiner, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 118.
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
Historically, our employees have accrued vacation at different rates depending upon their job grade level and length of service. After an employee has completed 12 or more years of service (including any prior service with another FHLBank, subject to certain exceptions), he or she is entitled to 200 hours of annual vacation leave, regardless of job grade level. We limit the amount of accrued and unused vacation leave that an employee can accumulate to two times the amount of vacation he or she earns in an annual period. This policy is effected by allowing employees to carry over no more than the amount of vacation that he or she earns in an annual period to the next calendar year. Based on their length of service (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago), each of our named executive officers currently accrue 200 hours of vacation leave per year. If an employee's employment with us is terminated for any reason, he or she is entitled to receive a payment for all accrued but unused vacation time as of their termination date, which, as noted above, cannot exceed two times the amount of vacation that he or she earns in an annual period. This payment is derived by multiplying the number of accrued but unused vacation hours as of the employee's termination date by his or her hourly rate. For this purpose, the hourly rate is computed by dividing the employee's base salary by 2,080 hours.
Beginning in 2018, our employees will accrue vacation based solely on their length of service, with some exceptions for officers during their first five years of employment with us. No changes were made to the maximum annual vacation leave that an employee can earn (i.e., 200 hours with 12 or more years of completed service).
All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (currently limited to no more than 32 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. We limit employees' annual flex leave carryover amount to 520 hours. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy under any circumstances, including a termination of their employment for any reason.
Perquisites
In 2017, we offered only one perquisite to our named executive officers, which consisted of the payment of the meal costs associated with a spouse accompanying the officer to our in-town board function that was held in December 2017. Mr. Joiner was the only named executive officer to utilize this benefit and he did so at a total incremental cost to us of approximately $200.
Executive Employment Agreement
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin. This agreement was authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain Mr. Bhasin's services for no less than the one-year term of the agreement. On each yearly anniversary, Mr. Bhasin's employment agreement automatically renews for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal not less than 30 days prior to the expiration date. Because neither we nor Mr. Bhasin gave a notice of non-renewal, his employment agreement will (on March 24, 2018) automatically extend through March 23, 2019.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 122, the employment agreement with Mr. Bhasin provides for payments in the event that his employment with us is terminated either by him for good reason or by us other than for cause, by reason of his death or disability, or as a result of us giving notice of non-renewal of the employment agreement at a time when he is willing and able to continue his employment on substantially the same terms. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements used by comparable companies and therefore advance our objective of retaining Mr. Bhasin.
We considered the action with respect to Mr. Bhasin to be prudent based on our belief that he is extremely well qualified to perform the duties of his job, that he has a skill set that is highly sought after in the financial services industry, and that his continued employment with us is essential to our ability to meet our business objectives.
Currently, we do not have employment agreements with Messrs. Lewis, Madhavan, Pan or Joiner, nor do we expect to enter into employment agreements with these executives in the foreseeable future.

2018 Compensation Actions
The 2018 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2017) are presented below. All of the salaries in the table below were effective January 1, 2018.

Name	2018 Base Salary ($)	Percentage Change
Sanjay Bhasin	825,000	Increase of 13.8 percent
Tom Lewis	362,380	Increase of 4.0 percent
Kalyan Madhavan	504,037	Increase of 5.5 percent
Jibo Pan	393,606	Increase of 7.0 percent
Paul Joiner	351,913	Increase of 4.0 percent
In September 2017, we engaged McLagan to conduct a competitive market pay study for all of our executive officers (the “2017 Pay Study”). As we expected, the results of the 2017 Pay Study, which was completed in October 2017, showed that Mr. Bhasin’s base salary and targeted incentive opportunities continued to lag the competitive range for his position. Based on this information, his individual performance (which continued to exceed expectations) and our exceptional business results in 2017, the Committee and Board of Directors gave Mr. Bhasin an above standard merit increase of 13.8 percent.
For our other named executive officers, the study showed that the total direct compensation for each of these executives was below the median market composite compensation for his position excluding the incrementally higher incentives that were available in 2017. Two of the positions were at or near the lower bound of the competitive market range, while one position was outside the competitive market range and the other position was within the competitive market range. Based on this information and Mr. Bhasin’s subjective assessments of various other factors, he recommended, and the Committee approved, above standard merit increases of 7.0 percent for Mr. Pan, 5.5 percent for Mr. Madhavan and 4.0 percent for Messrs. Lewis and Joiner.
On December 7, 2017, the Board of Directors, acting upon a recommendation from the Committee, approved our 2018 EIP, subject to the review of the Finance Agency. On January 4, 2018, the Finance Agency informed us that it did not object to the 2018 EIP. The 2018 EIP was effective as of January 1, 2018. Like the 2017 EIP, the 2018 EIP provides for an annual award (the "2018 Annual Award"), 50 percent of which can be fully earned in 2018 (the "2018 Current Award"). The remaining 50 percent of an executive's 2018 Annual Award (the "2018 Deferred Award"), with interest at 6 percent compounded annually over the period from January 1, 2019 through December 31, 2021, will not become fully earned and vested until December 31, 2021. The 2018 EIP does not include any type of make-whole award or gap year award similar to those included in the 2017 EIP.
For the incentives that can be earned in 2018 (which will be payable in early 2019), our executive officers will derive 50 percent of their incentive opportunity from the 2018 EIP (via the 2018 Current Award) and 50 percent of their incentive opportunity from the 2016 LTIP.
For purposes of our 2018 EIP, the Board of Directors established 17 performance goals (the "2018 Performance Goals"). The 2018 Performance Goals fall into the following broad categories: (a) growth objectives (which include, among other objectives, an earnings initiative); (b) execution objectives; (c) diversity and inclusion initiatives; (d) learning initiatives; and (e) operational excellence (one goal comprising 13 projects). Within each category other than operational excellence, there are multiple goals. Each 2018 Performance Goal has been assigned a specific percentage weight. For 2018 Performance Goals comprising 72 percent of the executives' 2018 Annual Award opportunity, each goal has been assigned a threshold, target and stretch objective. For 2018 Performance Goals comprising 22.5 percent of the executives' 2018 Annual Award opportunity, each goal has been assigned only a target and stretch objective. The remaining 5.5 percent of the executives' 2018 Annual Award opportunity is based upon performance goals for which achievement will be assessed on a pass/fail basis.
For our President and Chief Executive Officer, the incentive factor for each 2018 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in the case of a pass/fail objective, the objective is not met), 50 percent (if results are equal to the threshold objective for those 2018 Performance Goals that have a threshold objective), 75 percent (if results are equal to the target objective) or 95 percent (if results are equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective is met). For our other named executive officers, the incentive factor for each 2018 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in the case of a pass/fail objective, the objective is not met), 30 percent (if results are equal to the threshold objective for those 2018 Performance Goals that have a threshold objective), 50 percent (if results are equal to the target objective) or 65 percent (if results are equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective is met).

Achievement levels between threshold and target and between target and maximum for each 2018 Performance Goal that has those achievement levels will be interpolated in a manner as determined by the Committee. Like the 2017 EIP, the results for each 2018 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall 2018 EIP short-term goal percentage. The percentages derived from this calculation for each 2018 Performance Goal will be added together to derive each executive’s overall short-term goal percentage for the 2018 EIP, which percentage will then be multiplied by the executive’s 2018 base salary to determine his final 2018 Annual Award. The executive's final 2018 Annual Award will be multiplied by 50 percent to derive his 2018 Current Award.
The following table sets forth an estimate of the possible 2018 Annual Awards (and, for 50 percent of those awards, the 2018 Current Awards) that can be earned by our named executive officers under the 2018 EIP. The threshold amounts were computed based upon the assumption that we would only achieve the threshold objective for each of the nine 2018 Performance Goals that have a threshold objective and that we would accomplish the four 2018 Performance Goals that have only a pass/fail objective. The target amounts were computed based upon the assumption that we would achieve the target objective for each of the thirteen 2018 Performance Goals that have a target objective and that we would accomplish the four 2018 Performance Goals that have only a pass/fail objective. The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of the thirteen 2018 Performance Goals that have a stretch objective and that we would accomplish the four 2018 Performance Goals that have only a pass/fail objective. In addition, the threshold, target and maximum 2018 Current Awards are based upon the assumption that each of our named executive officers will receive at least a "Meets Expectations" performance rating for 2018. An executive's 2018 Current Award will become earned and vested on December 31, 2018 provided he is actively employed on that date and such award is payable no later than March 15, 2019. Given the number of variables involved in the calculation of our 2018 EIP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the 2018 EIP awards can be less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the nine 2018 Performance Goals that have such an objective. In addition, as noted above, achievement levels between threshold and target (as it relates to nine of the goals) and between target and stretch (as it relates to 13 of the goals) will be interpolated and, as a result, the ultimate awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table.

	2018 Annual Award			Estimated Possible Payouts in Early 2019 Under Non-Equity Incentive Plan Awards for 2018 EIP (2018 Current Award)

Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	340,106	627,825	783,750	170,053	313,913	391,875
Tom Lewis	91,229	184,180	235,547	45,615	92,090	117,774
Kalyan Madhavan	126,891	256,177	327,624	63,446	128,089	163,812
Jibo Pan	99,090	200,050	255,844	49,545	100,025	127,922
Paul Joiner	88,594	178,860	228,743	44,297	89,430	114,372
As previously noted, our 2016 LTIP was approved by our Board of Directors in December 2015. The 2016 LTIP provides cash-based award opportunities for all of our executive officers based on the achievement of performance goals for the period from January 1, 2016 through December 31, 2018 (the "2016-2018 Performance Period"). The performance goals under the 2016 LTIP were established by the Board of Directors and are based upon factors that relate to our safety and soundness. Prior to the modifications discussed in the next paragraph, the 2016 LTIP also provided additional incentives that were tied to several growth objectives.
By way of a resolution that was approved on December 8, 2016, the Board of Directors, acting upon a recommendation from the Committee, revised the terms of the 2016 LTIP to: (1) increase the incentive opportunities associated with the plan's safety and soundness goals; (2) eliminate the factoring that would have been performed based on the maximum incentive award percentage (for example, using 30 percent of salary for threshold, 50 percent of salary for target and 65 percent of salary for maximum rather than multiplying the then maximum award percentage by 60 percent, 80 percent and 100 percent to arrive at these achievement levels as was done in years prior to 2017); and (3) eliminate the additional incentives associated with the plan's growth objectives. These changes were made to align the provisions of the 2016 LTIP with the new executive incentive plan structure that was put in place beginning in 2017.
As was the case prior to the modifications, 50 percent of our executive officers' 2018 incentive compensation will be derived from the 2016 LTIP. By way of example, for our executive officers other than our President and Chief Executive Officer, the 2016 LTIP payouts can be 15 percent (30 percent x 50 percent), 25 percent (50 percent x 50 percent) or 32.5 percent (65 percent x 50 percent) of salary at the threshold, target and stretch levels, respectively. For our President and Chief Executive Officer, the 2016 LTIP payouts can be 25 percent (50 percent x 50 percent), 37.5 percent (75 percent x 50 percent) or 47.5 percent (95 percent x 50 percent) of salary at the threshold, target and stretch levels, respectively. Prior to the modifications, all of our executive officers would have had the opportunity in 2018 to earn additional incentives of up to 15 percent of their salary based on the achievement of certain growth objectives, provided our overall goal achievement relating to the 2016 LTIP's safety and soundness goals was at least 60 percent (the equivalent of a threshold level of achievement).
Each of the five safety and soundness goals under the 2016 LTIP has been assigned a percentage weight of 20 percent together with a threshold, target and stretch achievement level. For the Bank's President and Chief Executive Officer, the incentive factor can be 0 percent (if the threshold objective is not met), 50 percent (if results are equal to the threshold objective), 75 percent (if results are equal to the target objective) or 95 percent (if results are equal to or greater than the stretch objective). For our other executive officers, the incentive factor can be 0 percent (if the threshold objective is not met), 30 percent (if results are equal to the threshold objective), 50 percent (if results are equal to the target objective) or 65 percent (if results are equal to or greater than the stretch objective). Achievement levels between threshold and target and between target and stretch for each safety and soundness goal will be interpolated in a manner as determined by the Committee. The results for each safety and soundness goal will be multiplied by 20 percent to determine its contribution to the overall 2016 LTIP goal achievement. For example, if the target objective is achieved for one of the goals, then the contribution of that goal to the President and Chief Executive Officer's overall LTIP goal percentage would be 15 percent (20 percent x 75 percent). For the other named executive officers, the contribution of that same goal to their overall LTIP goal percentage would be 10 percent (20 percent x 50 percent). The percentages derived from this calculation for each safety and soundness goal will be added together to derive each executive's overall goal percentage for the 2016 LTIP, which percentage will then be multiplied by the executive's average base salary for the 2016-2018 Performance Period. The result of this calculation will then be multiplied by 50 percent to determine the executive's final 2016 LTIP award. Awards become vested under the 2016 LTIP only if the performance goals for the 2016-2018 Performance Period have been met and the awards have received final approval by the Board of Directors following the end of the three-year performance period. Awards under the 2016 LTIP are payable no later than March 15, 2019 provided the Finance Agency has no objections.
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

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards for 2016 LTIP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	183,886	275,828	349,382
Tom Lewis	52,456	87,426	113,654
Kalyan Madhavan	71,415	119,025	154,733
Jibo Pan	55,263	92,105	119,736
Paul Joiner	50,941	84,901	110,372
The following table combines the possible 2018 EIP and 2016 LTIP awards from the two preceding tables and represents the total non-equity incentive plan compensation that can be fully earned by our named executive officers in 2018.

	2018 EIP Current Award			2016 LTIP			Total
	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	170,053	313,913	391,875	183,886	275,828	349,382	353,939	589,741	741,257
Tom Lewis	45,615	92,090	117,774	52,456	87,426	113,654	98,071	179,516	231,428
Kalyan Madhavan	63,446	128,089	163,812	71,415	119,025	154,733	134,861	247,114	318,545
Jibo Pan	49,545	100,025	127,922	55,263	92,105	119,736	104,808	192,130	247,658
Paul Joiner	44,297	89,430	114,372	50,941	84,901	110,372	95,238	174,331	224,744

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 94-110 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Patricia P. Brister, Chairman
Mary E. Ceverha, Vice Chairman
G. Granger MacDonald
A. Fred Miller, Jr.
Joseph F. Quinlan, Jr.
Robert M. Rigby

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2017, 2016 and 2015 of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2017. Collectively, the five individuals presented in the table are referred to as our "named executive officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
Sanjay Bhasin	2017	725,000	—		—	—	1,087,500	156,000	43,500	2,012,000
President/CEO	2016	656,625	—		—	—	444,751	93,000	39,397	1,233,773
	2015	637,500	100,000	(1)	—	—	350,849	22,000	37,894	1,148,243

Tom Lewis	2017	348,442	—		—	—	522,663	222,000	20,907	1,114,012
EVP/Chief Financial	2016	338,293	—		—	—	182,620	135,000	20,297	676,210
Officer	2015	328,440	—		—	—	174,051	—	20,329	522,820

Kalyan Madhavan	2017	477,760	—		—	—	716,640	154,000	27,092	1,375,492
EVP/Group Head,	2016	446,505	—		—	—	229,560	94,000	26,758	796,823
Members & Markets	2015	433,500	61,882	(1)	—	—	172,208	32,000	53,255	752,845

Jibo Pan	2017	367,856	—		—	—	551,784	161,000	21,269	1,101,909
EVP/Head of Capital	2016	343,791	—		—	—	174,456	89,000	20,628	627,875
Markets	2015	321,300	45,866	(1)	—	—	127,636	10,000	18,193	522,995

Paul Joiner	2017	338,378	—		—	—	507,567	107,000	18,960	971,905
EVP/Chief Strategy	2016	328,523	—		—	—	178,644	34,000	19,711	560,878
Officer	2015	318,954	—		—	—	172,717	—	19,137	510,808
___________________________________

(1)	Amounts represent discretionary awards for services rendered in 2015. All of the amounts shown were paid to the executive officers in March 2016.

(2)
Amounts for 2017 represent EIP awards earned for services rendered in 2017 and LTIP awards earned for services rendered during 2015, 2016 and 2017, subject to an overall limit equal to 1.5 times the executive's 2017 base salary. The calculation of the executives' 2017 non-equity incentive plan compensation is shown on page 103 of this report and is discussed in the sub-sections entitled "Short-Term Incentive Compensation" (beginning on page 98) and "Long-Term Incentive Compensation" (beginning on page 102). Amounts for 2016 represent VPP awards earned for services rendered in 2016 and LTIP awards earned for services rendered during 2014, 2015 and 2016; the additional incentives offered by the 2014 LTIP were prorated for Messrs. Bhasin, Madhavan and Pan based on the dates that each officer joined us in 2014. Amounts for 2015 represent VPP awards earned for services rendered in 2015 and, for Mr. Lewis and Mr. Joiner, LTIP awards earned for services rendered during 2013, 2014 and 2015. The amounts shown for 2017 were paid to the executive officers on February 15, 2018. The amounts shown for 2016 and 2015 were paid to the executive officers in February 2017 and March 2016, respectively.

(3)
Amounts reported in this column for 2017, 2016 and 2015 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 116-118. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2017, 2016 or 2015. In 2015, the actuarial present value of the accumulated pension benefits for Mr. Lewis and Mr. Joiner decreased by $45,000 and $129,000, respectively.

(4)	The components of this column for 2017 are provided in the table below entitled "Components of All Other Compensation for 2017."

Components of All Other Compensation for 2017

Name	Bank Contributions to Vested Defined Contribution Plans
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	Perquisites ($)	Tax Gross ups ($)	Total All Other Compensation ($)

Sanjay Bhasin	16,200	27,300	—	—	43,500
Tom Lewis	16,200	4,707	—	—	20,907
Kalyan Madhavan	14,626	12,466	—	—	27,092
Jibo Pan	15,398	5,871	—	—	21,269
Paul Joiner	14,857	4,103	*	—	18,960
* Amount approximated $200.

GRANTS OF PLAN-BASED AWARDS
As discussed in the Compensation Discussion and Analysis, the 2017 EIP has three components: (i) an Annual Award, which was comprised of a Current Award and a Deferred Award; (ii) a Make-Whole Award; and (iii) a Gap Year Award.
For our President and Chief Executive Officer, the potential Annual Award under the 2017 EIP (before interest on the deferred portion, as described below), could have been 36.4 percent of salary (if the threshold objective was achieved for each of our 2017 Performance Goals that had a threshold objective and all of the pass/fail goals were met), 77.4 percent of salary (if the target objective was achieved for each of our 2017 Performance Goals that had a target objective and all of the pass/fail goals were met) or 95 percent of salary (if the stretch objective was achieved for each of our 2017 Performance Goals that had a stretch objective and all of the pass/fail goals were met). For each of our other named executive officers, the potential Annual Award under the 2017 EIP (before interest on the deferred portion), could have been 22.8 percent of salary (if the threshold objective was achieved for each of our 2017 Performance Goals that had a threshold objective and all of the pass/fail goals were met), 51.8 percent of salary (if the target objective was achieved for each of our 2017 Performance Goals that had a target objective and all of the pass/fail goals were met) or 65 percent of salary (if the stretch objective was achieved for each of our 2017 Performance Goals that had a stretch objective and all of the pass/fail goals were met).
The Current Award, representing 50 percent of the Annual Award, became earned and vested on December 31, 2017. The Deferred Award, representing the other 50 percent of the Annual Award, will become earned and vested on December 31, 2020 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2018 through December 31, 2020 (the "Deferral Performance Period"); (ii) the executive receives at least a "Meets Expectations" performance rating for 2020; and (iii) the executive is actively employed on December 31, 2020. An executive’s Deferred Award under the 2017 EIP is payable no later than March 15, 2021 with interest at 6 percent compounded annually over the three-year deferral performance period.
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
The following table sets forth an estimate of the possible Current Awards and Deferred Awards (before interest) that could have been earned by our named executive officers under the 2017 EIP. The achievement levels described above were used to compute the estimated awards shown in the table. Given the number of variables involved in the calculation of the Annual Awards, the ultimate awards (other than the maximum awards) could have varied significantly. For instance, the Annual Awards could have been less than 36.4 percent of salary for our President and Chief Executive Officer and 22.8 percent of salary for each of our other named executive officers if we failed to achieve the threshold objective for one or more of our 2017 Performance Goals that had a threshold objective but achieved the threshold objective for each of our other 2017 Performance Goals that had a threshold objective. In addition, because achievement levels between threshold and target and between target and stretch for each 2017 Performance Goal that had those achievement levels would have been interpolated, the ultimate 2017 EIP awards earned by the named executive officers could have varied significantly between the threshold and maximum amounts presented in the table.

	2017 Current Award			2017 Deferred Award			Total 2017 Annual Award
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	131,950	280,575	344,375	131,950	280,575	344,375	263,900	561,150	688,750
Tom Lewis	39,723	90,247	113,244	39,722	90,246	113,243	79,445	180,493	226,487
Kalyan Madhavan	54,465	123,740	155,272	54,464	123,740	155,272	108,929	247,480	310,544
Jibo Pan	41,936	95,275	119,553	41,935	95,274	119,553	83,871	190,549	239,106
Paul Joiner	38,575	87,640	109,973	38,575	87,640	109,973	77,150	175,280	219,946
The following table shows the anticipated growth in the threshold, target and maximum Deferred Awards during the period from January 1, 2018 through December 31, 2020 and the total Deferred Awards (inclusive of interest) that will be payable in early 2021.

	Estimated Possible Payouts in Early 2021 Under Non-Equity Incentive Plan Awards for 2017 EIP
	2017 Deferred Award			Interest on Deferred Award (1)			Total Deferred Award Including Interest
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	131,950	280,575	344,375	25,205	53,594	65,781	157,155	334,169	410,156
Tom Lewis	39,722	90,246	113,243	7,588	17,238	21,631	47,310	107,484	134,874
Kalyan Madhavan	54,464	123,740	155,272	10,403	23,636	29,659	64,867	147,376	184,931
Jibo Pan	41,935	95,274	119,553	8,010	18,199	22,837	49,945	113,473	142,390
Paul Joiner	38,575	87,640	109,973	7,368	16,741	21,007	45,943	104,381	130,980
(1) Amounts represent interest on the Deferred Awards at 6 percent, compounded annually.
At the maximum achievement level, the Make-Whole Award provided our President and Chief Executive Officer with the opportunity to earn an additional incentive equal to 12.5 percent of his 2017 base salary, which percentage was derived by multiplying his new, post-2016 maximum Annual Award opportunity (95 percent of salary) by 50 percent (i.e., the equivalent of a Current Award at the maximum achievement level) and then subtracting the result from his pre-2017 maximum annual short-term incentive opportunity (60 percent of salary). At the maximum achievement level, the Make-Whole Award provided each of our other named executive officers with the opportunity to earn an additional incentive equal to 11.25 percent of his 2017 base salary, which percentage was derived by multiplying their new, post-2016 maximum Annual Award opportunity (65 percent of salary) by 50 percent (i.e., the equivalent of a Current Award at the maximum achievement level) and then subtracting the result from their pre-2017 maximum annual short-term incentive opportunity (43.75 percent of salary). The following table sets forth an estimate of the 2017 Current Award and the 2017 Make-Whole Award that each named executive officer could earn in 2017. The threshold, target and maximum amounts for the 2017 Make-Whole Awards were computed based upon the same assumptions that were used to compute the threshold, target and maximum amounts for the 2017 Current Awards.

	Estimated Possible Payouts in Early 2018 Under Non-Equity Incentive Plan Awards for 2017 EIP
	2017 Current Award			2017 Make-Whole Award			Total 2017 EIP Awards That Could Be Fully Earned in 2017
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	131,950	280,575	344,375	50,750	77,865	90,625	182,700	358,440	435,000
Tom Lewis	39,723	90,247	113,244	24,303	35,366	39,199	64,026	125,613	152,443
Kalyan Madhavan	54,465	123,740	155,272	33,323	48,492	53,748	87,788	172,232	209,020
Jibo Pan	41,936	95,275	119,553	25,658	37,337	41,384	67,594	132,612	160,937
Paul Joiner	38,575	87,640	109,973	23,602	34,345	38,067	62,177	121,985	148,040

Because we no longer intend to offer long-term incentive plans to our executive officers, the Board of Directors determined that it was also appropriate to grant in 2017 a one-time special Gap Year Award to our executive officers to address a gap in the executives’ incentive opportunity for 2019 (payable in early 2020). The Gap Year Award is based on the achievement of long-term performance goals for the period from January 1, 2017 through December 31, 2019 (the "2017-2019 Performance Goals"). For the incentives that can be earned in 2019, it is anticipated that our executive officers will derive 50 percent of their incentive opportunity from a 2019 executive incentive plan similar to the 2017 and 2018 EIPs (via the Current Award component of that plan) and 50 percent of their incentive opportunity from the Gap Year Award provided by the 2017 EIP. In 2020 and years thereafter, it is anticipated that the executive officers’ incentive opportunities will be derived solely from plans that are similar to the 2017 and 2018 EIPs, with 50 percent derived from a Current Award and 50 percent derived from a Deferred Award from an earlier EIP. For example, our executive officers are expected to derive 50 percent of their 2020 incentive opportunity from a Current Award provided by a 2020 executive incentive plan similar to the 2017 and 2018 EIPs and the other 50 percent from the Deferred Award under the 2017 EIP.
The 2017-2019 Performance Goals under the 2017 EIP were established by the Board of Directors for the Gap Year Award and are based upon growth objectives relating to our advances, mortgage loans held for portfolio and retained earnings as well as factors relating to our market value of equity, internal controls and Finance Agency examination findings. Each of the 2017-2019 Performance Goals has been assigned a percentage weight of either 15 percent or 20 percent together with a threshold, target and stretch objective. For our President and Chief Executive Officer, the incentive factor for each 2017-2019 Performance Goal can be 0 percent (if the threshold objective is not met), 50 percent (if results are equal to the threshold objective), 75 percent (if results are equal to the target objective) or 95 percent (if results are equal to or greater than the stretch objective). For our other named executive officers, the incentive factor for each 2017-2019 Performance Goal can be 0 percent (if the threshold objective is not met), 30 percent (if results are equal to the threshold objective), 50 percent (if results are equal to the target objective) or 65 percent (if results are equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2017-2019 Performance Goal will be interpolated in a manner as determined by the Committee. The results for each 2017-2019 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall Gap Year Award percentage in the same manner as the 2017 Annual Awards. The percentages derived from this calculation for each 2017-2019 Performance Goal will be added together to derive each executive’s overall goal percentage for the Gap Year Award, which will then be multiplied by the executive’s average base salary during the 2017-2019 performance period ("Gap Year Salary"). The result of that calculation will then be multiplied by 50 percent to determine the executive’s final Gap Year Award.
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
An executive’s final Gap Year Award will become earned and vested on December 31, 2019 if: (i) the 2017-2019 Performance Goals have been met; (ii) the executive receives at least a "Meets Expectations" performance rating for 2019; and (iii) the executive is actively employed on December 31, 2019. An executive’s Gap Year Award is payable no later than March 15, 2020. The following table sets forth an estimate of the Gap Year Awards that can be earned by our named executive officers for the 2017-2019 performance period. The threshold, target and maximum amounts were computed based upon the assumption that we will achieve the threshold objective for each of our 2017-2019 Performance Goals, the target objective for each of our 2017-2019 Performance Goals, and the maximum objective for each of our 2017-2019 Performance Goals, respectively. For purposes of estimating the possible Gap Year Award payouts, the average base salaries were computed based upon the assumption that the named executive officers' base salaries presented in the table on page 107 would remain unchanged in 2019. As a result, the estimated possible Gap Year Award payments for the named executive officers could increase depending upon the actions, if any, that are taken in December 2018 with respect to the named executive officers' base salaries for 2019.

	Estimated Possible Payouts (Gap Year Awards) in Early 2020 Under Non-Equity Incentive Plan Awards for 2017 EIP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	197,917	296,875	376,042
Tom Lewis	53,660	89,434	116,264
Kalyan Madhavan	74,292	123,820	160,965
Jibo Pan	57,753	96,256	125,132
Paul Joiner	52,110	86,850	112,905
If an executive officer's employment is terminated for any reason other than death, disability or a reduction in force (as defined in the 2017 EIP), his or her unvested 2017 EIP awards will be forfeited.
If an executive officer’s employment had been terminated in 2017 due to death or disability, then his or her Current Award and Make-Whole Award would have been treated as earned and vested based on the portion of 2017 during which the executive was employed based on the assumption that we would have achieved the 2017 Performance Goals at the target achievement level. If an executive's employment is terminated during the Deferral Performance Period or the 2017-2019 performance period for the Gap Year Award (the "Gap Year Performance Period") due to his or her death or disability, then his or her Deferred Award and/or Gap Year Award will be treated as fully earned and vested based on the assumption that we would have achieved the safety and soundness goals applicable to the Deferred Award and, at the target achievement level, the 2017-2019 Performance Goals applicable to the Gap Year Award. Payment of awards in connection with a death or disability would be made in a single lump sum within 75 days of the executive’s termination date.
If an executive’s employment had been terminated in 2017 due to a reduction in force, then his or her Current Award and Make-Whole Award would have been treated as earned and vested based on the portion of 2017 during which the executive was employed and the extent to which the 2017 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the Deferral Performance Period or the Gap Year Performance Period due to a reduction in force, then his or her Deferred Award and/or Gap Year Award will be treated as fully earned and vested upon completion of the three-year performance periods applicable to each award and will be based upon the extent to which the safety and soundness goals applicable to the Deferred Award and the 2017-2019 Performance Goals applicable to the Gap Year Award are achieved. Payment of awards in connection with a reduction in force would be made according to the normal scheduled dates and would be contingent upon the executive executing the severance agreement offered by us.
If, in 2017, we had been involved in a merger, consolidation, reorganization or sale of all or substantially all of our assets, or we had been liquidated or dissolved (collectively, a "Reorganization"), subject to certain exceptions for which the Director of the Finance Agency had determined should not be a basis for accelerated vesting, then the Current Award and Make-Whole Award would have been treated as earned and vested on a pro rata basis through the date of the Reorganization. If we are involved in a Reorganization during the Deferral Performance Period or the Gap Year Performance Period, then the Deferred Award and/or the Gap Year Award will be treated as fully earned and vested effective as of the Reorganization date based on the assumption that we would have achieved the safety and soundness goals applicable to the Deferred Award and, at the target achievement level, the 2017-2019 Performance Goals applicable to the Gap Year Award. Payment of awards in connection with a Reorganization would be made in a single lump sum on the date on which the Reorganization occurs.
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

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Messrs. Lewis and Joiner were hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2017. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	13.1	697,000	—
Tom Lewis	Pentegra DB Plan	14.9	1,201,000	—
Kalyan Madhavan	Pentegra DB Plan	12.2	698,000	—
Jibo Pan	Pentegra DB Plan	14.8	690,000	—
Paul Joiner	Pentegra DB Plan	30.0	2,839,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:

•
Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2017 commence at age 62 for Messrs. Bhasin, Lewis, Madhavan and Pan and are discounted to December 31, 2017);

•	Mr. Joiner's accumulated benefit is not discounted as he was eligible to receive an unreduced benefit as of December 31, 2017;

•
Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 3.60 percent. The lump sum benefit is calculated using a discount rate of either 3.60 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);

•
The annuity benefit is valued using the RP-2014 white collar worker annuitant table with mortality improvement scale MP-2017 and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2017; and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2017, this amount was $215,000 at age 65). The annual pension benefit limit is less than $215,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2017, this amount was $270,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2018, the Internal Revenue Service increased the maximum compensation limit to $275,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $220,000 for 2018.
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

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2017 Internal Revenue Code limitation of $270,000 per year. In 2017, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2017, Messrs. Bhasin, Lewis, Madhavan, Pan and Joiner had accumulated 3.6, 14.5, 3.3, 3.3 and 10.1 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis and Mr. Joiner, the remainder of their service (0.4 and 19.9 years, respectively) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2017, all of the named executive officers that participate in the Pentegra DB Plan were fully vested in their accrued pension benefits.
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
As of December 31, 2017, Mr. Joiner was eligible to retire with full benefits. Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2017, Mr. Lewis was eligible for early retirement with reduced benefits. Because he had not met the Rule of 70 as of December 31, 2017, the early retirement reduction factors applicable to Mr. Lewis as of that date would have been approximately 15 percent as it relates to the benefits he had earned prior to July 1, 2015 and approximately 32 percent as it relates to the benefits he had earned on and after July 1, 2015. Upon attaining the Rule of 70 in February 2018, the early retirement reduction factors applicable to Mr. Lewis decreased to approximately 7.5 percent and 10.5 percent, respectively. Given their ages and hire dates, Messrs. Bhasin, Madhavan and Pan are not yet eligible for early retirement.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2017 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”) for Messrs. Lewis and Joiner. Messrs. Bhasin, Madhavan and Pan do not participate in the SERP. As discussed more fully in the Compensation Discussion and Analysis on page 105, we do not intend in the foreseeable future to add any new participants to the SERP, nor do we intend to make any additional SERP contributions on behalf of Mr. Lewis or Mr. Joiner. The term "NQDC Plan" refers to our 2017 Deferred Compensation Plan, our Consolidated Deferred Compensation Plan and any predecessor plans. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	78,562	27,300	57,483	—	342,576

Tom Lewis
NQDC Plan	34,798	4,707	599	(5,932)	54,839
SERP — Group 1	—	—	47,141	—	362,908
SERP — Group 2	—	—	1,879	—	12,736
	34,798	4,707	49,619	(5,932)	430,483

Kalyan Madhavan
NQDC Plan	128,538	12,466	48,465	—	365,294

Jibo Pan
NQDC Plan	50,507	5,871	18,103		105,674

Paul Joiner
NQDC Plan	123,286	4,103	48,354	—	433,088
SERP — Group 1	—	—	69,602	—	535,819
	123,286	4,103	117,956	—	968,907
_______________________________________

(1)	All amounts in this column are included in the “Salary” column for 2017 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2017 in the Summary Compensation Table.

(3)
The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2017 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2017 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table on page 111; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2006 through 2014 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented on page 111) had been required; and (3) earnings (losses) accumulated through December 31, 2017 (2017 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because Mr. Lewis and Mr. Joiner have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

	Amounts Reported in Summary Compensation Table			Reported/Reportable Compensation Related to Years Prior to 2015 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2017 ($)	2016 ($)	2015 ($)			Total ($)
Sanjay Bhasin	105,862	83,945	60,244	23,313	69,212	342,576
Tom Lewis	39,505	7,997	—	242,637	140,344	430,483
Kalyan Madhavan	141,004	107,171	53,460	—	63,659	365,294
Jibo Pan	56,378	29,728	—	—	19,568	105,674
Paul Joiner	127,389	103,163	73,028	327,812	337,515	968,907
NQDC Plan
Through 2015, our named executive officers and other highly compensated employees could elect under our NQDC Plan to defer receipt of all or part of their VPP award and all or part of their base salary. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable. In 2015 and prior years, we did not permit the deferral of LTIP awards. In 2016, we froze our Consolidated Deferred Compensation Plan and established the 2017 Deferred Compensation Plan for deferrals made on and after January 1, 2017. Deferred compensation that was earned in 2016 (whether it was paid in 2016 or, in the case of the 2016 VPP, early 2017) is governed by the Consolidated Deferred Compensation Plan while compensation earned in 2017 and later years (to the extent it is deferred) is governed by the 2017 Deferred Compensation Plan. Among other things, the 2017 Deferred Compensation Plan expanded the deferral sources to include any non-equity incentive plan compensation, including but not limited to LTIP awards. By way of example, a named executive officer could have elected in December 2016 to defer all or part of his 2017 Current Award, his 2017 Make-Whole Award and/or his 2015 LTIP award, all of which were payable in early 2018. In addition, that same executive officer could have elected to defer all or part of his 2017 base salary.
Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under the Pentegra Defined Contribution Plan for Financial Institutions (for 2017, the maximum compensation limit for this plan was $270,000). We do not provide any matching on employees' incentive compensation awards that are contributed to the NQDC Plan. Base salary and incentive compensation deferred under our NQDC Plan are not included in eligible compensation for purposes of our defined benefit pension plan (the Pentegra DB Plan). All of our participating employees, including our named executive officers, are fully vested in their NQDC Plan account balance at all times, including our matching contributions.
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
Group 1
Messrs. Lewis and Joiner participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group 1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. If, prior to becoming vested, the officer had terminated employment for any reason other than death or disability, or he had been removed from Group 1, all benefits under the plan would have been forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Messrs. Lewis and Joiner are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Lewis and Mr. Joiner is based solely on the contributions that were made by us on their behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to either participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of either participant. Based upon their ages and years of service with us, Mr. Lewis and Mr. Joiner are fully vested in their Group 1 benefits as of the date of this report. As of December 31, 2017, only Mr. Joiner was fully vested in his Group 1 benefits. Mr. Lewis did not fully vest in his Group 1 benefits until February 2018. As of December 31, 2017, the sum of Mr. Lewis' age and years of service with us was approximately 68.8. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. Mr. Joiner has elected to receive his Group 1 benefits in annual installments over 10 years. Upon his retirement or termination, Mr. Joiner's Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with his investment selections. Mr. Lewis has elected to receive his Group 1 benefits in a lump sum distribution. If Mr. Lewis dies before reaching age 62, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin that provides for certain termination benefits in specified circumstances. As of December 31, 2017 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan, Pan or Joiner. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than four executive officers with whom we have entered into employment agreements, including Mr. Bhasin. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated due to economic conditions, functional reorganization, budgetary constraints or other business conditions. A reduction in force can also occur when a position changes so significantly that the related job responsibilities are no longer needed or applicable (collectively, a "RIF Policy Triggering Event"). Accordingly, at December 31, 2017, Messrs. Lewis, Madhavan, Pan and Joiner would have been entitled to termination benefits under our RIF Policy if (and only if) a RIF Policy Triggering Event had occurred on that date. The potential payments upon termination under Mr. Bhasin's employment agreement and our RIF Policy (as applied to our named executive officers other than Mr. Bhasin) are discussed in the following sections.
Employment Agreement with Mr. Bhasin
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin. This employment agreement provides that we will employ Mr. Bhasin for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by Mr. Bhasin with good reason (as discussed below). On each yearly anniversary, the employment agreement automatically renews for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or Mr. Bhasin may give a notice of non-renewal, in which case Mr. Bhasin's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay Mr. Bhasin in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to him for such 30-day period, in which case the termination of Mr. Bhasin would become effective immediately upon the date of such payment. Because neither we nor Mr. Bhasin gave a notice of non-renewal, his employment agreement will, on March 24, 2018, be automatically extended through March 23, 2019.
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
For purposes of the employment agreement, good reason means the occurrence, without Mr. Bhasin's written consent, of any of the following events: (a) any material diminution in Mr. Bhasin's authority, duties or responsibilities with us; (b) a material reduction by us in Mr. Bhasin’s incentive compensation award range, except for an across-the-board reduction similarly affecting substantially all similarly-situated employees; (c) a material reduction in Mr. Bhasin’s base salary, except for across-the-board salary reductions similarly affecting substantially all similarly-situated employees; (d) a requirement by us that Mr.

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

(b)
a pro rata portion of his non-equity incentive plan compensation for the year in which his termination occurs, based on actual performance for such year and payable at the time that annual incentive awards, if any, are paid to other executives, but in no event later than March 15 following the year in which the termination occurred; and

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
The following table sets forth the amounts that would have been payable to Mr. Bhasin as of December 31, 2017 if a Triggering Event had occurred on that date. If the Triggering Event had been related to a reduction in force, then Mr. Bhasin would also have been entitled, under the terms of the 2017 EIP, to receive (in early 2020) his Gap Year Award based on the extent to which the 2017-2019 Performance Goals are achieved. Because the achievement level for the Gap Year Award is not determinable until the end of the applicable three-year performance period (December 31, 2019), the related amount presented in the table below is an estimate that was based solely on the assumption that we would ultimately achieve the target objective for each of the 2017-2019 Performance Goals. If Mr. Bhasin's employment had terminated on December 31, 2017 due to a reduction in force, his 2017 salary would have been used as his "average salary" for purposes of the Gap Year Performance Period. Based on this average salary, Mr. Bhasin's Gap Year Award at the target and maximum achievement levels could have been $271,875 (shown in the table) or $344,375, respectively.

Name	Accrued/Unused Vacation as of 12/31/17 ($)	Undiscounted Value of Base Salary Continuation ($)	2017 Non-Equity Incentive Plan Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Triggering Event was not a RIF ($)	Estimated 2017 EIP Gap Year Award ($)	Total Estimated Termination Benefit if Triggering Event was a RIF ($)
Sanjay Bhasin	69,712	725,000	1,087,500	27,815	1,910,027	271,875	2,181,902

If our employment of Mr. Bhasin had been terminated on December 31, 2017 due to his death or disability, he (or his beneficiary in the case of his death) would have been entitled to receive an amount totaling $1,489,504, comprised of the following: (i) his accrued/unused vacation ($69,712); (ii) his base salary for one month ($60,417); (iii) his 2017 non-equity incentive plan compensation comprised of amounts payable under the 2017 EIP (that is, the Current Award and the Make-Whole Award) and 2015 LTIP ($1,087,500); and (iv) his 2017 EIP Gap Year Award at the target achievement level ($271,875). While not required by the terms of the 2015 LTIP, an assumption was made that the payment of Mr. Bhasin's 2015 LTIP award (as limited in combination with the amounts payable under the 2017 EIP to 1.5 times his 2017 base salary) would have been approved by our Board of Directors in the event of his death or disability on December 31, 2017.

Termination Benefits for Messrs. Lewis, Madhavan, Pan and Joiner Under our RIF Policy
As of December 31, 2017, no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan, Pan or Joiner. However, as discussed above, these executive officers would have been entitled to benefits under our RIF Policy as of December 31, 2017 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any senior officer under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation.
Benefits continuation includes vacation that would have been accrued by the employee during the severance benefit period, matching contributions that otherwise would have been made on his or her behalf to our 401(k)/Thrift Plan during the severance benefit period (based on elections in effect at the date of termination), and continuation of any health care benefits that we were providing to the employee at the date of his or her termination (our health care benefits are elective and include medical, dental, vision and prescription drug benefits). The dollar equivalent of the future vacation benefit and matching contributions are paid in cash to the employee upon termination. Employees are eligible to continue their pre-existing participation in our health care benefit program, if any, for the length of the severance period by paying premiums at the same subsidized rates that we charge our active employees. If an employee elects to continue his or her coverage, we will pay the difference between the subsidized rate and the full cost of providing the health care benefits during the severance period (in the table below, these amounts are presented in the column entitled "Undiscounted Value of Health Care Benefits Continuation").
Any employee who voluntarily resigns, retires or is discharged for cause is not entitled to any benefits under our RIF Policy. We reserve the right in our sole discretion to amend or discontinue our RIF Policy at any time.
As of December 31, 2017, Messrs. Lewis, Madhavan, Pan and Joiner would have been entitled under our RIF Policy to severance pay and benefits continuation for one year. The following table sets forth the amounts that would have been payable to these executive officers as of December 31, 2017 if a RIF Policy Triggering Event had occurred on that date. For purposes of the 2017 EIP Gap Year Awards, the amounts presented in the table are estimates that were based solely on the assumption that we would ultimately achieve the target objective for each of the 2017-2019 Performance Goals. The Gap Year Awards that ultimately would have been payable to the executives in early 2020 would have been based on the extent to which we achieved the 2017-2019 Performance Goals. Awards under the 2015 LTIP did not become vested until such awards had received final approval by the Board of Directors in early 2018. In addition, the 2015 LTIP did not provide for pro rata vesting or accelerated vesting under any circumstances including, but not limited to, a merger or consolidation with another FHLBank, a sale or transfer of all or substantially all of our business and/or assets to another FHLBank, or a liquidation or dissolution of our business. As a result of these provisions, no portion of the 2015 LTIP award would have been payable to these executive officers if a RIF Policy Triggering Event (or death or disability) had occurred on December 31, 2017. Due to similar provisions, no amounts would likewise have been payable to these executives under the 2016 LTIP if a RIF Policy Triggering Event (or death or disability) had occurred on December 31, 2017.

Name	Accrued/Unused Vacation as of 12/31/17 ($)	Undiscounted Value of Base Salary Continuation ($)	Combined 2017 EIP Current Award and Make-Whole Award ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	SERP ($) (1)	Estimated 2017 EIP Gap Year Award ($) (2)	Total Termination Benefit ($)
Tom Lewis	33,504	348,442	152,443	27,815	33,504	16,200	12,736	87,111	711,755
Kalyan Madhavan	13,628	477,760	209,020	28,015	45,938	14,626	—	119,440	908,427
Jibo Pan	35,371	367,856	160,937	28,015	35,371	15,398	—	91,964	734,912
Paul Joiner	32,536	338,378	148,040	16,217	32,536	14,857	535,819	84,595	1,202,978
______________________________________________________________________________________
(1) Amounts reflect the vested balances in Mr. Lewis' Group 2 SERP account and Mr. Joiner's Group 1 SERP account. Mr. Lewis' Group 2 SERP account would have been payable as a lump sum while Mr. Joiner's Group 1 SERP account would have been payable in 10 annual installment payments. Mr. Lewis' Group 1 SERP account would have been forfeited if his employment had been terminated on December 31, 2017 pursuant to a RIF Policy Triggering Event.

(2) Amounts reflect the Gap Year Awards at a target level of achievement and are based upon 2017 salaries as no salary adjustments would have occurred subsequent to December 31, 2017 if our employment of these executives had terminated on that date. At the maximum achievement level, the Gap Year Awards for Messrs. Lewis, Madhavan, Pan and Joiner (assuming a RIF Policy Triggering Event occurred on December 31, 2017) would have been $113,244, $155,272, $119,553 and $109,973, respectively.
Messrs. Lewis, Madhavan, Pan and Joiner would have been required to execute non-disparagement/confidentiality agreements in order to receive the termination benefits provided by the RIF Policy (i.e., base salary and health care benefits continuation and lump sum payments for the loss of future vacation benefits and matching contributions). These executive officers would not have been required to execute any type of agreement in order to receive their accrued/unused vacation and SERP benefits, if applicable. In order to receive the termination benefits arising under the 2017 EIP, the executives would have been required to execute the severance agreement offered by us, the provisions of which are not dictated by the 2017 EIP.
If our employment of Messrs. Lewis, Madhavan, Pan or Joiner had been terminated on December 31, 2017 due to the executive's death or disability, the 2017 EIP Current Award, the 2017 EIP Make-Whole Award and the 2017 EIP Gap Year Award (at an assumed target achievement level) would have been payable to the executive (or his beneficiary in the event of the executive’s death) no later than March 15, 2018. For the amounts that would have been payable to Messrs. Lewis, Madhavan, Pan and Joiner if such executive’s employment with us had been terminated on December 31, 2017 due to his death or disability, please refer to the columns entitled “Combined 2017 EIP Current Award and Make-Whole Award” and "Estimated 2017 EIP Gap Year Award" in the table above.
If on December 31, 2017: (1) we had merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity had merged or consolidated into us; (2) we had sold or transferred all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we had liquidated or dissolved (each, a “Significant Transaction”), then the 2017 EIP Current Award, the 2017 EIP Make-Whole Award and the 2017 EIP Gap Year Award (at an assumed target achievement level) would have been payable to Messrs. Lewis, Madhavan, Pan and Joiner on that date. In the event the 2017 EIP Current Award, the 2017 EIP Make-Whole Award and the 2017 EIP Gap Year Award would not otherwise have been payable to Mr. Bhasin under the terms of his employment agreement, he would have been entitled under the terms of the 2017 EIP (as described in this paragraph) to receive $706,875 on December 31, 2017 if a Significant Transaction had occurred on that date. This amount would have been comprised of his 2017 EIP Current Award, his 2017 EIP Make-Whole Award and, at an assumed target achievement level, his 2017 EIP Gap Year Award.
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
PAY RATIO
For 2017, the estimated ratio of our President/CEO's total compensation to the median annual total compensation of all of our other employees was 13 to 1. The estimated median annual total compensation of all of our other employees was determined by calculating their compensation in the same manner as total compensation is calculated for our President/CEO, which calculation includes, among other things, amounts attributable to the change in pension value for those of our employees who participate in the Pentegra DB Plan ("DB Plan Participants"), as discussed in the "Pension Benefits" section on page 116. The change in pension value for DB Plan Participants varies based upon their age, compensation and tenure with us. For 2017, the estimated median annual total compensation of all of our employees (excluding our President/CEO) was $154,661 and the total compensation of our President/CEO was $2,012,000, as shown in the Summary Compensation Table on page 111.
We identified the median by estimating the annual total compensation for each of our employees who were employed by us on December 31, 2017 (excluding our President/CEO) and then ranking the total compensation for those employees from lowest to highest. The ranking included 204 full-time employees. We did not employ any part-time workers as of December 31, 2017. For those full-time employees who were not employed by us during the entire year, we annualized their total compensation. For base salaries (or, in the case of our hourly employees, wages plus overtime), incentive compensation and our matching contributions to qualified and nonqualified defined contribution plans, we used actual (or, as appropriate, annualized) amounts. To determine the annual change in pension value for each of the DB Plan Participants, changes were calculated for a judgmentally selected sample of employees and, based on the results of those calculations, we estimated the change in pension value for each of our other DB Plan Participants. While our calculation method for DB Plan Participants who were not part of the sample involved a degree of imprecision, we believe it was sufficient to allow us to reasonably approximate the change in pension values for those employees, which, in turn, allowed us to reasonably estimate the median annual total compensation of our workforce as of December 31, 2017.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he determines are not reasonable. For 2017, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2017 (subject to a maximum of five out of the six meetings held). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2017	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$125,000	$25,000
Vice Chairman of the Board	110,000	22,000
Chairman of the Audit Committee	110,000	22,000
Chairmen of all other Board Committees	105,000	21,000
All other Directors	95,000	19,000

The following table sets forth the actual compensation earned by our directors in 2017. One of the directors presented in the table, C. Kent Conine, no longer serves on our Board of Directors. Mr. Conine resigned from our Board of Directors effective April 13, 2017. Other than Mr. Conine and G. Granger MacDonald, all of the directors shown in the table served on our Board of Directors during all of 2017. Mr. MacDonald's term as a director began on June 27, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph F. Quinlan, Jr., Chairman in 2017	125,000	—	—	—	—	*	125,000
Robert M. Rigby, Vice Chairman in 2017	110,000	—	—	—	—	*	110,000
Cheryl D. Alston	95,000	—	—	—	—	*	95,000
Dianne W. Bolen	105,000	—	—	—	—	*	105,000
Patricia P. Brister	105,000	—	—	—	—	*	105,000
Tim H. Carter	95,000	—	—	—	—	*	95,000
Mary E. Ceverha	95,000	—	—	—	—	*	95,000
Albert C. Christman	105,000	—	—	—	—	*	105,000
C. Kent Conine	30,000	—	—	—	—	*	30,000
James D. Goudge	95,000	—	—	—	—	*	95,000
W. Wesley Hoskins	95,000	—	—	—	—	*	95,000
Michael C. Hutsell	95,000	—	—	—	—	*	95,000
G. Granger MacDonald	66,000	—	—	—	—	*	66,000
A. Fred Miller, Jr.	95,000	—	—	—	—	*	95,000
Sally I. Nelson	95,000	—	—	—	—	*	95,000
John P. Salazar	105,000	—	—	—	—	*	105,000
Margo S. Scholin	105,000	—	—	—	—	*	105,000
Ron G. Wiser	110,000	—	—	—	—	*	110,000
_______________________________________

*
Our directors did not receive any other form of compensation in 2017 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $2,220 or zero.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive distributions under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Similarly, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $2,334,000 at December 31, 2017.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2017, all but three of the directors presented in the table used these benefits to some extent at a total cost to us of $11,984. As no individual director was reimbursed more than $2,219 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.

In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2017, our directors’ Bank-related travel expenses totaled $216,271, not including the spousal travel and meal reimbursements described above.
For 2018, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2018 (subject to a maximum of five out of the six meetings to be held). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2018	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$128,750	$25,750
Vice Chairman of the Board	113,300	22,660
Chairman of the Audit Committee	113,300	22,660
Chairmen of all other Board Committees	108,150	21,630
All other Directors	97,850	19,570

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2017 was, prior to or during 2017, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As provided by statute and as further discussed in Item 10 — Directors, Executive Officers and Corporate Governance, the Bank’s members are entitled to vote for the election of directors. Each member directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote only for member director candidates for the state in which the member’s principal place of business is located. In addition, all eligible members in the Bank’s five-state district are entitled to vote for the nominees for independent directorships. In each case, a member is entitled to cast, for each applicable directorship, one vote for each share of Class B-1 and Class B-2 Capital Stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that member’s state as of the record date for voting. Non-member shareholders are not entitled to cast votes for the election of directors.
As of February 28, 2018, there were 24,958,105 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to each shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of February 28, 2018. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank's Outstanding Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
Comerica Bank 1717 Main Street, Dallas, TX 75201	1,628,000	6.52%
American General Life Insurance Company 2727-A Allen Parkway, Houston, TX 77019	1,360,735	5.45%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 17 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of February 28, 2018, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Tim H. Carter	557,295	2.23%
First Security Bank 314 North Spring, Searcy, AR 72143	Michael C. Hutsell	141,971	*
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	116,936	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	14,536	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Joseph F. Quinlan, Jr./Albert C. Christman	14,184	*
Legend Bank, N.A. 101 West Tarrant Street, Bowie, TX 76230	Robert M. Rigby	10,820	*
Bank of Anguilla 130 Holland Street, Anguilla, MS 38721	A. Fred Miller, Jr.	10,112	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	2,731	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	1,634	*

All Directors’ Financial Institutions as a group		870,219	3.49%
_______________________________________

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

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
Since January 1, 2017, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2017, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2017.
As of December 31, 2017 and 2016, advances outstanding to Directors’ Financial Institutions aggregated $1.377 billion and $1.708 billion, respectively, representing 3.8 percent and 5.3 percent, respectively, of our total outstanding advances as of those dates.
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
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Cheryl D. Alston, Dianne W. Bolen, Patricia P. Brister, Mary E. Ceverha, G. Granger MacDonald, Sally I. Nelson, John P. Salazar and Margo S. Scholin. This determination also applies to C. Kent Conine, who served on our Board of Directors during 2017. Mr. Conine resigned from our Board of Directors effective April 13, 2017.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2017 and 2016 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2017	2016
Audit fees	$832	$760
Audit-related fees	28	8
Tax fees	—	—
All other fees	—	—
Total fees	$860	$768

In 2017 and 2016, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2017, the fees associated with audit-related services were for accounting consultations related to a new product offering that is being considered by the Bank and discussions regarding other miscellaneous accounting-related matters. In 2016, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2017 and 2016, the Bank was assessed $32,000 and $30,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2017 and 2016 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

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

10.9
2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*

10.10
2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).*

10.11
Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).*

10.12
2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017, as adopted by the Bank’s Board of Directors on July 21, 2016 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.13
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25, 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).*

10.14
Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into effective January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.15
Form of Employment Agreement between the Registrant and each of Brehan Chapman and Gustavo Molina, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.16
Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.17
Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*

10.18	Form of 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed on August 12, 2015).*

10.19
Form of 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 21, 2016 and filed with the SEC on February 29, 2016, which exhibit is incorporated herein by reference).*

10.20
Amendment to Registrant's Incentive Plans, effective as of August 3, 2016 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 3, 2016 and filed with the SEC on August 9, 2016, which exhibit is incorporated herein by reference).*

10.21	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.22	2018 Executive Incentive Plan.

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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2017 and 2016, (ii) Statements of Income for the Years Ended December 31, 2017, 2016 and 2015, (iii) Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015, (iv) Statements of Capital for the Years Ended December 31, 2017, 2016 and 2015, (v) Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2017.

*    Commission File No. 000-51405

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 22, 2018	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2018.

/s/ Sanjay Bhasin
Sanjay Bhasin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Tom Lewis
Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph F. Quinlan, Jr.
Joseph F. Quinlan, Jr.
Chairman of the Board of Directors

/s/ Robert M. Rigby
Robert M. Rigby
Vice Chairman of the Board of Directors

/s/ Cheryl D. Alston
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

/s/ G. Granger MacDonald
G. Granger MacDonald
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Dallas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of Dallas (the “Bank”) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income (loss), capital and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 22, 2018
We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$87,965	$27,696
Interest-bearing deposits	299	255
Securities purchased under agreements to resell (Note 12)	6,700,000	3,100,000
Federal funds sold (Notes 18 and 19)	7,780,000	6,242,000
Trading securities (Note 3)	114,230	111,638
Available-for-sale securities (Notes 4, 12 and 17) ($747,230 and $613,351 pledged at December 31, 2017 and 2016, respectively, which could be rehypothecated)	14,402,398	13,175,933
Held-to-maturity securities (a) (Note 5)	1,944,537	2,499,595
Advances (Notes 6, 8 and 18)	36,460,524	32,506,175
Mortgage loans held for portfolio, net of allowance for credit losses of $271 and $141 at December 31, 2017 and 2016, respectively (Notes 7, 8 and 18)	877,852	123,961
Loan to other FHLBank (Note 19)	—	290,000
Accrued interest receivable	110,957	87,977
Premises and equipment, net	17,099	17,972
Derivative assets (Notes 12 and 13)	17,225	15,637
Other assets	11,215	13,238
TOTAL ASSETS	$68,524,301	$58,212,077

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 18)
Interest-bearing	$843,690	$1,040,139
Non-interest bearing	19	19
Total deposits	843,709	1,040,158
Consolidated obligations (Note 10)
Discount notes	32,510,758	26,941,782
Bonds	31,376,858	26,997,487
Total consolidated obligations	63,887,616	53,939,269
Mandatorily redeemable capital stock (Note 14)	5,941	3,417
Accrued interest payable	69,756	43,274
Affordable Housing Program (Note 11)	31,246	22,871
Derivative liabilities (Notes 12 and 13)	10,960	14,343
Other liabilities (Note 4)	195,047	331,403
Total liabilities	65,044,275	55,394,735
Commitments and contingencies (Notes 11, 13, 15 and 17)
CAPITAL (Notes 14 and 18)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 8,534,625 and 6,904,110 at December 31, 2017 and 2016, respectively	853,462	690,411
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 14,644,748 and 12,397,371 at December 31, 2017 and 2016, respectively	1,464,475	1,239,737
Total Class B Capital Stock	2,317,937	1,930,148
Retained earnings
Unrestricted	832,826	745,104
Restricted	108,937	78,880
Total retained earnings	941,763	823,984
Accumulated other comprehensive income (Note 20)	220,326	63,210
Total capital	3,480,026	2,817,342
TOTAL LIABILITIES AND CAPITAL	$68,524,301	$58,212,077
_______________________________________

(a)	Fair values: $1,971,038 and $2,514,512 at December 31, 2017 and 2016, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
INTEREST INCOME
Advances	$421,588	$213,112	$122,717
Prepayment fees on advances, net	1,772	4,061	11,475
Interest-bearing deposits	2,126	3,126	767
Securities purchased under agreements to resell	7,504	6,251	2,301
Federal funds sold	82,782	23,666	7,498
Trading securities	2,306	2,911	1,140
Available-for-sale securities	239,193	135,462	42,147
Held-to-maturity securities	36,388	30,077	28,799
Mortgage loans held for portfolio	15,018	3,482	3,644
Total interest income	808,677	422,148	220,488

INTEREST EXPENSE
Consolidated obligations
Bonds	327,644	144,170	76,888
Discount notes	233,698	110,474	21,727
Deposits	9,551	2,440	263
Mandatorily redeemable capital stock	107	30	16
Other borrowings	109	4	5
Total interest expense	571,109	257,118	98,899

NET INTEREST INCOME	237,568	165,030	121,589
Provision for loan losses	130	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	237,438	165,030	121,589

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	(310)	(287)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	—	290	254
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	(20)	(33)

Service fees	2,262	2,295	2,303
Net gains (losses) on trading securities	1,822	2,186	(1,792)
Net gains (losses) on derivatives and hedging activities	4,668	(8,826)	6,483
Realized gains on sales of held-to-maturity securities	3,983	940	14,514
Net realized gains on sales of available-for-sale securities	1,399	5,104	3,922
Letter of credit fees	7,701	5,784	4,415
Other, net	648	361	(38)
Total other income	22,483	7,824	29,774

OTHER EXPENSE
Compensation and benefits	50,725	50,820	43,668
Other operating expenses	25,672	25,001	26,168
Finance Agency	3,518	2,890	2,415
Office of Finance	3,663	3,006	2,707
Discretionary grants and donations	8,128	1,798	1,303
Derivative clearing fees	1,218	1,059	441
Total other expense	92,924	84,574	76,702

INCOME BEFORE ASSESSMENTS	166,997	88,280	74,661

Affordable Housing Program assessment	16,710	8,831	7,468

NET INCOME	$150,287	$79,449	$67,193
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015

NET INCOME	$150,287	$79,449	$67,193
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	155,037	145,969	(100,768)
Reclassification adjustment for net realized gains on sales of available-for-sale securities included in net income	(1,399)	(5,104)	(3,922)
Unrealized gains (losses) on cash flow hedges	(2,570)	17,748	(1,424)
Reclassification adjustment for losses on cash flow hedges included in net income	2,375	3,479	577
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(302)	(254)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	12	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	3,556	4,509	6,227
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	20	20	8
Actuarial gain	204	8	222
Amortization of net actuarial gain included in net periodic benefit cost	(107)	(106)	(88)
Total other comprehensive income (loss)	157,116	166,233	(99,422)
TOTAL COMPREHENSIVE INCOME (LOSS)	$307,403	$245,682	$(32,229)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)		Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2015	—	$—	—	$—	12,227	$1,222,738	$650,224	$49,552	$699,776	$(3,601)	$1,918,913
Issuance of Class B-1 and Class B-2 Stock	5,379	537,936	9,264	926,370	—	—	—	—	—	—	1,464,306
Retirement of Class B Stock	—	—	—	—	(14,643)	(1,464,306)	—	—	—	—	(1,464,306)
Net transfers of shares between Class B-1 and Class B-2 Stock	3,304	330,344	(3,304)	(330,344)	—	—	—	—	—	—	—
Proceeds from sale of capital stock	7	728	3,117	311,652	8,941	894,107	—	—	—	—	1,206,487
Repurchase/redemption of capital stock	(2,321)	(232,150)	—	—	(6,545)	(654,493)	—	—	—	—	(886,643)
Shares reclassified to mandatorily redeemable capital stock	(57)	(5,700)	—	—	(13)	(1,344)	—	—	—	—	(7,044)
Comprehensive income (loss)
Net income	—	—	—	—	—	—	53,755	13,438	67,193	—	67,193
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(99,422)	(99,422)
Dividends on capital stock
Cash	—	—	—	—	—	—	(164)	—	(164)	—	(164)
Mandatorily redeemable capital stock	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Stock	13	1,296	—	—	33	3,298	(4,594)	—	(4,594)	—	—

BALANCE, DECEMBER 31, 2015	6,325	632,454	9,077	907,678	—	—	699,213	62,990	762,203	(103,023)	2,199,312
Net transfers of shares between Class B-1 and Class B-2 Stock	7,956	795,559	(7,956)	(795,559)	—	—	—	—	—	—	—
Proceeds from sale of capital stock	49	4,955	11,276	1,127,618	—	—	—	—	—	—	1,132,573
Repurchase/redemption of capital stock	(7,571)	(757,083)	—	—	—	—	—	—	—	—	(757,083)
Shares reclassified to mandatorily redeemable capital stock	(29)	(2,863)	—	—	—	—	—	—	—	—	(2,863)
Comprehensive income
Net income	—	—	—	—	—	—	63,559	15,890	79,449	—	79,449
Other comprehensive income	—	—	—	—	—	—	—	—	—	166,233	166,233
Dividends on capital stock
Cash	—	—	—	—	—	—	(266)	—	(266)	—	(266)
Mandatorily redeemable capital stock	—	—	—	—	—	—	(13)	—	(13)	—	(13)
Stock	174	17,389	—	—	—	—	(17,389)	—	(17,389)	—	—

BALANCE, DECEMBER 31, 2016	6,904	690,411	12,397	1,239,737	—	—	745,104	78,880	823,984	63,210	2,817,342
Net transfers of shares between Class B-1 and Class B-2 Stock	12,156	1,215,774	(12,156)	(1,215,774)	—	—	—	—	—	—	—
Proceeds from sale of capital stock	78	7,836	14,406	1,440,697	—	—	—	—	—	—	1,448,533
Repurchase/redemption of capital stock	(10,725)	(1,072,618)	—	—	—	—	—	—	—	—	(1,072,618)
Net shares reclassified to mandatorily redeemable capital stock	(200)	(20,045)	(2)	(185)	—	—	—	—	—	—	(20,230)
Comprehensive income
Net income	—	—	—	—	—	—	120,230	30,057	150,287	—	150,287
Other comprehensive income	—	—	—	—	—	—	—	—	—	157,116	157,116
Dividends on capital stock
Cash	—	—	—	—	—	—	(266)	—	(266)	—	(266)
Mandatorily redeemable capital stock	—	—	—	—	—	—	(138)	—	(138)	—	(138)
Stock	321	32,104	—	—	—	—	(32,104)	—	(32,104)	—	—
BALANCE, DECEMBER 31, 2017	8,534	$853,462	14,645	$1,464,475	—	$—	$832,826	$108,937	$941,763	$220,326	$3,480,026
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$150,287	$79,449	$67,193
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	83,007	77,651	93,416
Concessions on consolidated obligations	4,435	4,655	3,818
Premises, equipment and computer software costs	3,730	4,068	3,920
Non-cash interest on mandatorily redeemable capital stock	91	25	14
Provision for loan losses	130	—	—
Net decrease (increase) in trading securities	(2,381)	(2,754)	1,640
Losses due to change in net fair value adjustment on derivative and hedging activities	32,653	54,122	51,448
Gains on sales of held-to-maturity securities	(3,983)	(940)	(14,514)
Net gains on sales of available-for-sale securities	(1,399)	(5,104)	(3,922)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	20	33
Net losses (gains) on disposition of premises, equipment and computer software	—	(2)	64
Increase in accrued interest receivable	(23,021)	(18,354)	(4,508)
Decrease (increase) in other assets	2,606	(4,593)	(1,652)
Increase (decrease) in Affordable Housing Program (AHP) liability	8,375	161	(3,288)
Increase (decrease) in accrued interest payable	26,495	4,305	(753)
Increase in other liabilities	3,376	5,458	1,708
Total adjustments	134,114	118,718	127,424
Net cash provided by operating activities	284,401	198,167	194,617

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits, including swap collateral pledged	103,406	211,171	115,587
Net increase in securities purchased under agreements to resell	(3,600,000)	(2,100,000)	(650,000)
Net decrease (increase) in federal funds sold	(1,538,000)	(4,071,000)	3,442,000
Net decrease (increase) in loan to other FHLBank	290,000	(290,000)	—
Decrease in trading securities held for investment	—	102,215	195,666
Proceeds from maturities of available-for-sale securities	991,472	64,813	40,120
Purchases of available-for-sale securities	(2,714,047)	(6,270,127)	(4,355,315)
Proceeds from sales of available-for-sale securities	375,468	2,655,395	959,791
Proceeds from sales of held-to-maturity securities	162,789	157,647	821,323
Proceeds from maturities of held-to-maturity securities	527,109	579,388	747,985
Purchases of long-term held-to-maturity securities	(125,000)	—	(110,000)
Principal collected on advances	535,153,420	575,329,003	720,391,854
Advances made	(539,149,887)	(583,151,639)	(726,246,510)
Principal collected on mortgage loans held for portfolio	30,629	13,737	16,364
Purchases of mortgage loans held for portfolio	(783,106)	(82,659)	—
Purchases of premises, equipment and computer software	(3,484)	(4,072)	(4,930)
Net cash used in investing activities	(10,279,231)	(16,856,128)	(4,636,065)

	For the Years Ended December 31,
	2017	2016	2015
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	(151,274)	87,230	249,910
Net payments on derivative contracts with financing elements	(86,007)	(84,601)	(146,123)
Net proceeds from issuance of consolidated obligations
Discount notes	379,976,259	351,967,556	674,400,185
Bonds	24,870,844	28,040,268	18,145,483
Debt issuance costs	(5,365)	(4,697)	(2,905)
Payments for maturing and retiring consolidated obligations
Discount notes	(374,433,733)	(345,583,432)	(672,993,302)
Bonds	(20,473,340)	(18,940,680)	(16,198,790)
Proceeds from issuance of capital stock	1,448,533	1,132,573	1,206,487
Proceeds from issuance of mandatorily redeemable capital stock	—	—	2
Payments for redemption of mandatorily redeemable capital stock	(17,934)	(8,413)	(3,198)
Payments for repurchase/redemption of capital stock	(1,072,618)	(757,083)	(886,643)
Cash dividends paid	(266)	(266)	(164)
Net cash provided by financing activities	10,055,099	15,848,455	3,770,942

Net increase (decrease) in cash and cash equivalents	60,269	(809,506)	(670,506)
Cash and cash equivalents at beginning of the year	27,696	837,202	1,507,708
Cash and cash equivalents at end of the year	$87,965	$27,696	$837,202

Supplemental disclosures
Interest paid	$521,619	$235,718	$102,415
AHP payments, net	$8,335	$8,670	$10,756
Stock dividends issued	$32,104	$17,389	$4,594
Dividends paid through issuance of mandatorily redeemable capital stock	$138	$13	$8
Capital stock reclassified to mandatorily redeemable capital stock, net	$20,230	$2,863	$7,044

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
     Mortgage Loans Held for Portfolio. Through the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, the Bank invests in conventional residential mortgage loans. Under the MPF program, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) during the period from 1998 to mid-2003. The Bank resumed acquiring conventional mortgage loans under this program in 2016. In 2017 and 2016, all of the acquired mortgage loans were originated by certain of the Bank's member institutions that participate in the MPF program ("Participating Financial Institutions" or “PFIs”) and the Bank acquired a 100 percent interest in such loans. For loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in these loans that was retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement.
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

     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2017 and 2016, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $33,698,000 and $31,573,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $2,212,000, $2,124,000 and $2,176,000 during the years ended December 31, 2017, 2016 and 2015, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. As of December 31, 2017 and 2016, the Bank had $3,264,000 and $2,635,000, respectively, in unamortized computer software costs included in other assets. Amortization of computer software costs charged to expense was $1,518,000, $1,944,000 and $1,744,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $2,238,000 and $1,308,000 at December 31, 2017 and 2016, respectively, and are recorded as a reduction in the balance of consolidated obligation bonds on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $846,000, $1,261,000 and $2,544,000 during the years ended December 31, 2017, 2016 and 2015, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $3,589,000, $3,394,000 and $1,274,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Note 2— Recently Issued Accounting Guidance
Revenue from Contracts with Customers. On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, ASU 2014-09 amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. ASU 2014-09 applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts. The guidance in ASU 2014-09 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for the Bank). Early application was not permitted. On August 12, 2015, the FASB issued ASU 2015-14 "Deferral of Effective Date," which deferred the effective date of ASU 2014-09 by one year. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Bank adopted ASU 2014-09 effective January 1, 2018. The adoption of this guidance did not have a material impact on the Bank's results of operations or financial condition.
Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which makes targeted improvements to existing U.S. GAAP by: (i) requiring certain equity investments to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifying the impairment assessment of equity investments without readily determinable fair values, (iii) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iv) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the statement of condition or in the accompanying notes to the financial statements, (v) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities, (vi) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statement of condition, (vii) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and (viii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the guidance in ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted for certain provisions. The Bank adopted ASU 2016-01 effective January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Bank's results of operations or financial condition.
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
Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments" ("ASU 2016-06"), which clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call or put option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call or put option is related to interest rates or credit risks. For public business entities, the guidance in ASU 2016-06 is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Bank), and interim periods within those fiscal years. Early adoption was permitted. The guidance was to be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments were effective. The Bank adopted this guidance effective January 1, 2017. The adoption of ASU 2016-06 has not had any impact on the Bank's financial condition or results of operations.
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
For public business entities that file with the Securities and Exchange Commission, the guidance in ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Bank), and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the amendments are adopted. However, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the date of adoption. The Bank has not yet determined the effect that the adoption of ASU 2016-13 will have on its results of operations or financial condition.
Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which clarifies the guidance for classifying certain cash receipts and cash payments in the statement of cash flows. The guidance is intended to reduce existing diversity in practice regarding eight specific cash flow presentation issues. For public business entities, the guidance in ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The guidance is to be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied as if the change was made prospectively as of the earliest date practicable. The Bank adopted ASU 2016-15 on January 1, 2018. The adoption of this guidance did not have any impact on the Bank's statement of cash flows, nor did it have any impact on the Bank's results of operations or financial condition.
Restricted Cash. On November 17, 2016, the FASB issued ASU 2016-18, "Restricted Cash" ("ASU 2016-18"), which clarifies the guidance for classifying and presenting certain cash transfers, cash receipts and cash payments in the statement of cash flows. The guidance is intended to reduce existing diversity in practice regarding restricted cash and restricted cash equivalents. For public business entities, the guidance in ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The guidance is to be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-18 on January 1, 2018 did not have any impact on the Bank's statement of cash flows, nor did it have any impact on the Bank's results of operations or financial condition.
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

For public business entities, the guidance in ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for the Bank), and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts ASU 2017-12 in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The guidance is to be applied to hedging relationships existing at the date of adoption using a modified retrospective transition approach as of the beginning of the year of adoption. For cash flow hedges existing on the date of adoption, the cumulative-effect adjustment is recognized in accumulated other comprehensive income with a corresponding adjustment to retained earnings. The amended presentation and disclosure guidance is required only prospectively. The Bank will adopt ASU 2017-12 effective January 1, 2019. The Bank has not yet determined the effect that the adoption of ASU 2017-12 will have on its results of operations or financial condition.

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017	December 31, 2016
U.S. Treasury Note	$102,148	$101,495
Other	12,082	10,143
Total	$114,230	$111,638

Other trading securities consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans.
Net gains (losses) on trading securities during the years ended December 31, 2017, 2016 and 2015 included changes in net unrealized holding gain (loss) of $1,822,000, $(182,000) and $(1,983,000) for securities that were held on December 31, 2017, 2016 and 2015, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2017 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$470,436	$8,602	$—	$479,038
GSE obligations	5,911,841	90,938	107	6,002,672
Other	173,920	975	—	174,895
	6,556,197	100,515	107	6,656,605
GSE commercial MBS	7,633,976	113,073	1,256	7,745,793
Total	$14,190,173	$213,588	$1,363	$14,402,398
Included in the table above are GSE commercial MBS that were purchased but which had not yet settled as of December 31, 2017. The aggregate amount due of $157,980,000 is included in other liabilities on the statement of condition at that date.
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
Included in the table above are GSE agency debentures and GSE commercial MBS that were purchased in 2016 but which did not settle until 2017. The aggregate amounts due of $15,000,000 and $282,595,000, respectively, as of December 31, 2016 are included in other liabilities on the statement of condition at that date.
Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments.
The following table summarizes (dollars in thousands) the available-for-sale securities with unrealized losses as of December 31, 2017. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	1	$50,374	$107	—	$—	$—	1	$50,374	$107
GSE commercial MBS	8	163,594	593	16	299,511	663	24	463,105	1,256
Total	9	$213,968	$700	16	$299,511	$663	25	$513,479	$1,363

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

At December 31, 2017, the gross unrealized losses on the Bank’s available-for-sale securities were $1,363,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs or fully secured by collateral that is guaranteed by the U.S. government. As of December 31, 2017, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE commercial MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures were rated triple-A by Moody's and Fitch, and were not rated by S&P at that date. Based upon the Bank's assessment of the creditworthiness of the issuer of the GSE debenture that was in an unrealized loss position at December 31, 2017 and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that this debenture would not be settled at an amount less than the Bank's amortized cost basis in the investment. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at December 31, 2017 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2017.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2017 and 2016 are presented below (in thousands).

	December 31, 2017		December 31, 2016
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$238,017	$238,292	$1,001,054	$1,003,309
Due after one year through five years	2,756,755	2,786,327	2,079,374	2,100,171
Due after five years through ten years	3,341,470	3,407,595	3,989,554	4,022,456
Due after ten years	219,955	224,391	212,954	215,480
	6,556,197	6,656,605	7,282,936	7,341,416
GSE commercial MBS	7,633,976	7,745,793	5,834,410	5,834,517
Total	$14,190,173	$14,402,398	$13,117,346	$13,175,933
Interest Rate Payment Terms. At December 31, 2017 and 2016, all of the Bank’s available-for-sale securities were fixed rate securities that were swapped to a variable rate.
Sales of Securities. During the year ended December 31, 2017, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $374,069,000. Proceeds from the sales totaled $375,468,000, resulting in realized gains of $1,399,000. During the year ended December 31, 2016, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $2,650,291,000. Proceeds from the sales totaled $2,655,395,000, resulting in realized gains of $5,104,000. During the year ended December 31, 2015, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $955,869,000. Proceeds from the sales totaled $959,791,000, resulting in net realized gains of $3,922,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2017 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$10,774	$—	$10,774	$7	$20	$10,761
State housing agency obligations	160,000	—	160,000	537	304	160,233
	170,774	—	170,774	544	324	170,994
Mortgage-backed securities
U.S. government-guaranteed residential MBS	1,909	—	1,909	4	—	1,913
GSE residential MBS	1,655,625	—	1,655,625	12,336	1,630	1,666,331
Non-agency residential MBS	94,565	13,601	80,964	16,198	629	96,533
GSE commercial MBS	35,265	—	35,265	2	—	35,267
	1,787,364	13,601	1,773,763	28,540	2,259	1,800,044
Total	$1,958,138	$13,601	$1,944,537	$29,084	$2,583	$1,971,038

Held-to-maturity securities as of December 31, 2016 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$15,973	$—	$15,973	$8	$94	$15,887
State housing agency obligations	110,000	—	110,000	15	1,410	108,605
	125,973	—	125,973	23	1,504	124,492
Mortgage-backed securities
U.S. government-guaranteed residential MBS	2,578	—	2,578	2	3	2,577
GSE residential MBS	2,211,159	—	2,211,159	12,086	7,914	2,215,331
Non-agency residential MBS	115,230	17,157	98,073	14,508	2,032	110,549
GSE commercial MBS	61,812	—	61,812	—	249	61,563
	2,390,779	17,157	2,373,622	26,596	10,198	2,390,020
Total	$2,516,752	$17,157	$2,499,595	$26,619	$11,702	$2,514,512

The following table summarizes (dollars in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2017. The unrealized losses include other-than-temporary impairments recorded in AOCI and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$4,834	$20	—	$—	$—	1	$4,834	$20
State housing agency obligations	1	34,696	304	—	—	—	1	34,696	304
Mortgage-backed securities
GSE residential MBS	16	146,146	177	17	415,080	1,453	33	561,226	1,630
Non-agency residential MBS	—	—	—	13	48,403	1,980	13	48,403	1,980
Total	18	$185,676	$501	30	$463,483	$3,433	48	$649,159	$3,934
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
At December 31, 2017, the gross unrealized losses on the Bank’s held-to-maturity securities were $3,934,000, of which $1,980,000 were attributable to its holdings of non-agency (i.e., private label) residential MBS, $1,650,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs and $304,000 were attributable to securities issued by a state housing agency.
As of December 31, 2017, the U.S. government and the issuers of the Bank's holdings of GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debenture that was in an unrealized loss position at December 31, 2017 would not be settled at an amount less than the Bank's amortized cost basis in the investment. In addition, based upon the Bank’s assessment of the strength of the GSEs' guarantees and the credit ratings assigned by the NRSROs, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at December 31, 2017 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Finally, based upon the Bank’s assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by the NRSROs, the Bank expects that the state housing agency debenture that was in an unrealized loss position at December 31, 2017 would not be settled at an amount less than the

Bank’s amortized cost basis in this investment. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2017.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS ("RMBS"), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2017 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 23 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of the end of each calendar quarter in 2017 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2017 assumed changes in home prices ranging from declines of 5 percent to increases of 12 percent over the 12-month period beginning October 1, 2017. For the vast majority of markets, the changes were projected to range from increases of 2 percent to 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired in 2017.
During the year ended December 31, 2016, one of the Bank's non-agency RMBS was determined to be other-than-temporarily impaired. In addition, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013.

The following table presents a rollforward for the years ended December 31, 2017, 2016 and 2015 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Year Ended December 31,
	2017	2016	2015
Balance of credit losses, beginning of year	$10,515	$11,696	$12,512
Credit losses on securities for which an other-than-temporary impairment was previously recognized	—	20	33
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(1,072)	(1,201)	(849)
Balance of credit losses, end of year	9,443	10,515	11,696
Cumulative principal shortfalls on securities held at end of year	(2,067)	(1,832)	(1,668)
Cumulative amortization of the time value of credit losses at end of year	590	444	350
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of year	$7,966	$9,127	$10,378
 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2017 and 2016 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2017			December 31, 2016
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$1,425	$1,425	$1,427	$2,007	$2,007	$2,007
Due after one year through five years	4,495	4,495	4,500	2,874	2,874	2,882
Due after five years through ten years	4,854	4,854	4,834	11,092	11,092	10,998
Due after ten years	160,000	160,000	160,233	110,000	110,000	108,605
	170,774	170,774	170,994	125,973	125,973	124,492
Mortgage-backed securities	1,787,364	1,773,763	1,800,044	2,390,779	2,373,622	2,390,020
Total	$1,958,138	$1,944,537	$1,971,038	$2,516,752	$2,499,595	$2,514,512
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $4,895,000 and $9,671,000 at December 31, 2017 and 2016, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2017 and 2016 (in thousands):

	2017	2016
Amortized cost of variable-rate held-to-maturity securities other than MBS	$170,774	$125,973
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	117	147
Collateralized mortgage obligations
Fixed-rate	220	305
Variable-rate	1,751,762	2,328,515
Variable-rate multi-family MBS	35,265	61,812
	1,787,364	2,390,779
Total	$1,958,138	$2,516,752
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2017 or 2016.

Sales of Securities. During the year ended December 31, 2017, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $158,806,000. Proceeds from the sales totaled $162,789,000, resulting in realized gains of $3,983,000. During the year ended December 31, 2016, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $156,707,000. Proceeds from the sales totaled $157,647,000, resulting in realized gains of $940,000. During the year ended December 31, 2015 the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $806,809,000. Proceeds from the sales totaled $821,323,000, resulting in realized gains of $14,514,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At December 31, 2017 and 2016, the Bank had advances outstanding at interest rates ranging from 0.54 percent to 8.27 percent and from 0.40 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	2017		2016
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$4,826	1.55%	$—	—%
Due in one year or less	23,695,214	1.41	17,477,220	0.71
Due after one year through two years	1,735,507	1.64	5,115,095	1.07
Due after two years through three years	1,634,252	1.87	1,059,823	1.63
Due after three years through four years	639,113	1.94	1,347,926	1.56
Due after four years through five years	1,064,930	1.75	593,061	1.74
Due after five years	6,318,785	1.49	5,431,116	0.85
Amortizing advances	1,376,084	2.66	1,448,003	2.76
Total par value	36,468,711	1.52%	32,472,244	0.97%
Premiums	23		52
Deferred net prepayment fees	(11,271)		(13,272)
Commitment fees	(116)		(123)
Hedging adjustments	3,177		47,274
Total	$36,460,524		$32,506,175
The balances of overdrawn demand deposit accounts were fully collateralized at December 31, 2017 and were repaid at the beginning of 2018. Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2017 and 2016, the Bank had aggregate prepayable and callable advances totaling $9,684,619,000 and $12,432,264,000, respectively.

The following table summarizes advances outstanding at December 31, 2017 and 2016, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	December 31, 2017	December 31, 2016
Overdrawn demand deposit accounts	$4,826	$—
Due in one year or less	30,795,524	25,953,500
Due after one year through two years	1,335,427	2,336,974
Due after two years through three years	941,452	989,223
Due after three years through four years	490,913	757,626
Due after four years through five years	538,660	443,311
Due after five years	985,825	543,607
Amortizing advances	1,376,084	1,448,003
Total par value	$36,468,711	$32,472,244
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2017 and 2016, the Bank had putable advances outstanding totaling $1,113,500,000 and $1,053,071,000, respectively.
The following table summarizes advances at December 31, 2017 and 2016, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2017	2016
Overdrawn demand deposit accounts	$4,826	$—
Due in one year or less	24,269,214	18,153,670
Due after one year through two years	1,785,507	4,473,645
Due after two years through three years	1,641,752	1,024,823
Due after three years through four years	639,113	1,347,926
Due after four years through five years	1,029,930	593,061
Due after five years	5,722,285	5,431,116
Amortizing advances	1,376,084	1,448,003
Total par value	$36,468,711	$32,472,244
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. No borrower represented more than 10 percent of advances outstanding at December 31, 2017, 2016 or 2015.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2017 and 2016 (in thousands):

	2017	2016
Fixed-rate
Due in one year or less	$20,628,666	$13,417,280
Due after one year	5,543,774	6,215,744
Total fixed-rate	26,172,440	19,633,024
Variable-rate
Due in one year or less	3,154,361	4,136,153
Due after one year	7,141,910	8,703,067
Total variable-rate	10,296,271	12,839,220
Total par value	$36,468,711	$32,472,244
At December 31, 2017 and 2016, 19 percent and 25 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.

     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2017, 2016 and 2015 were $2,158,000, $9,317,000 and $27,724,000, respectively. During the years ended December 31, 2017, 2016 and 2015, the Bank deferred $884,000, $681,000 and $6,398,000 of these gross advance prepayment fees.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the year ended December 31, 2017, symmetrical prepayment advances with an aggregate par value of $17,000,000 were prepaid. The differences by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $194,000 and were recorded in prepayment fees on advances, net of the associated hedging adjustments on the advances. There were no prepayments of symmetrical prepayment advances during the years ended December 31, 2016 or 2015.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). The following table presents information as of December 31, 2017 and 2016 for mortgage loans held for portfolio (in thousands):

	2017	2016
Fixed-rate medium-term* single-family mortgages	$9,279	$7,677
Fixed-rate long-term single-family mortgages	844,078	114,168
Premiums	22,123	1,783
Discounts	(212)	(209)
Deferred net derivative gains associated with mortgage delivery commitments	2,855	683
Total mortgage loans held for portfolio	878,123	124,102
Less: allowance for credit losses	(271)	(141)
Total mortgage loans held for portfolio, net of allowance for credit losses	$877,852	$123,961
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2017 and 2016 was comprised of government-guaranteed/insured loans totaling $19,228,000 and $23,426,000, respectively, and conventional loans totaling $834,129,000 and $98,419,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2017, 2016 and 2015, mortgage loan interest income was reduced by CE fees totaling $345,000, $28,000 and $21,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2017, 2016 and 2015, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $10,000, $14,000 and $18,000, respectively.

Note 8—Allowance for Credit Losses
The Bank has established an allowance methodology for each of its portfolio segments: advances and other extensions of credit to members/borrowers, collectively referred to as "extensions of credit to members"; government-guaranteed/insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2017 included all FDIC-insured institutions with average total assets as of December 31, 2016, 2015 and 2014 of less than $1.148 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
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
The members/borrowers that are granted specific collateral only status by the Bank are typically either insurance companies or members/borrowers with an investment grade credit rating from at least two NRSROs that have requested this type of structure. Insurance companies are permitted to borrow only against the eligible collateral that is delivered to the Bank or a third-party custodian approved by the Bank, and insurance companies generally grant a security interest only in collateral they have delivered. Members/borrowers with an investment grade credit rating from at least two NRSROs may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion; however, the collateral they pledge is generally subject to larger haircuts (depending on the credit rating of the member/borrower from time to time) than are applied to similar types of collateral pledged by members under a blanket lien arrangement.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2017 or 2016.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2017 and 2016, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2017 and 2016, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment (including accrued interest) by payment status for mortgage loans at December 31, 2017 and 2016 (dollars in thousands).

	December 31, 2017			December 31, 2016
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$6,553	$983	$7,536	$899	$989	$1,888
60-89 days delinquent	1,541	148	1,689	191	172	363
90 days or more delinquent	689	98	787	276	130	406
Total past due	8,783	1,229	10,012	1,366	1,291	2,657
Total current loans	853,653	18,203	871,856	99,690	22,386	122,076
Total mortgage loans	$862,436	$19,432	$881,868	$101,056	$23,677	$124,733
Other delinquency statistics:
In process of foreclosure(1)	$212	$—	$212	$57	$28	$85
Serious delinquency rate (2)	0.1%	0.5%	0.1%	0.3%	0.6%	0.3%
Past due 90 days or more and still accruing interest (3)	$—	$98	$98	$—	$130	$130
Nonaccrual loans	$689	$—	$689	$276	$—	$276
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
________________________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At December 31, 2017 and 2016, the Bank’s other assets included $49,000 and $89,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At December 31, 2017 and 2016, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $271,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at December 31, 2017.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$141	$141	$143
Chargeoffs	—	—	(2)
Provision for credit losses	130	—	—
Balance, end of year	$271	$141	$141

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of December 31, 2017 and 2016 (in thousands).

	December 31,
	2017	2016
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$271	$141

Recorded investment
Individually evaluated for impairment	$689	$276
Collectively evaluated for impairment	861,747	100,780
	$862,436	$101,056

Note 9—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate, or a stepped fixed rate schedule, that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.89 percent, 0.28 percent and 0.03 percent during 2017, 2016 and 2015, respectively. For additional information regarding other interest-bearing deposits, see Note 13.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Interest-bearing
Demand and overnight	$718,718	$756,301
Term	124,972	283,838
Non-interest bearing (other)	19	19
Total deposits	$843,709	$1,040,158
The aggregate amount of time deposits with a denomination of $250,000 or more was $124,972,000 and $283,350,000 as of December 31, 2017 and 2016, respectively.

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
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.034 trillion and $0.989 trillion at December 31, 2017 and 2016, respectively. The Bank was the primary obligor on $64.1 billion and $54.1 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by

Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2017 and 2016 (in thousands, at par value).

	2017	2016
Variable-rate	$15,295,000	$13,151,000
Fixed-rate	12,680,675	10,952,280
Step-up	3,379,500	2,829,500
Step-down	175,000	200,000
Total par value	$31,530,175	$27,132,780
At December 31, 2017 and 2016, 89 percent and 91 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.
Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2017 and 2016, by contractual maturity (dollars in thousands):

	2017		2016
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$17,981,240	1.36%	$16,586,590	0.66%
Due after one year through two years	3,858,175	1.32	4,045,240	1.42
Due after two years through three years	2,389,140	1.65	1,617,600	1.15
Due after three years through four years	2,585,200	1.60	980,100	1.63
Due after four years through five years	1,920,285	1.86	1,546,000	1.38
Due after five years	2,796,135	2.26	2,357,250	1.99
Total par value	31,530,175	1.51%	27,132,780	0.99%
Premiums	6,194		10,993
Discounts	(1,655)		(1,477)
Debt issuance costs	(2,238)		(1,308)
Hedging adjustments	(155,618)		(143,501)
Total	$31,376,858		$26,997,487

At December 31, 2017 and 2016, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2017	2016
Non-callable bonds	$25,228,675	$21,747,530
Callable bonds	6,301,500	5,385,250
Total par value	$31,530,175	$27,132,780
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2017 and 2016, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2017	2016
Due in one year or less	$23,978,740	$21,749,840
Due after one year through two years	3,637,175	3,607,240
Due after two years through three years	1,614,140	1,262,600
Due after three years through four years	1,208,200	415,100
Due after four years through five years	855,285	89,000
Due after five years	236,635	9,000
Total par value	$31,530,175	$27,132,780
     Discount Notes. At December 31, 2017 and 2016, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2017	$32,510,758	$32,574,035	1.17%
December 31, 2016	$26,941,782	$26,964,305	0.46%

Note 11—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall during the years ended December 31, 2017, 2016 or 2015. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2017, 2016 or 2015.
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

The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance, beginning of year	$22,871	$22,710	$25,998
AHP assessment	16,710	8,831	7,468
Grants funded, net of recaptured amounts	(8,335)	(8,670)	(10,756)
Balance, end of year	$31,246	$22,871	$22,710

Note 12—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2017 or 2016.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2017 and 2016 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2017

Assets

Derivatives
Bilateral derivatives	$15,120	$(8,176)	$6,944	$(6,422)	(2)	$522
Cleared derivatives	225,852	(215,571)	10,281	—		10,281
Total derivatives	240,972	(223,747)	17,225	(6,422)		10,803
Securities purchased under agreements to resell	6,700,000	—	6,700,000	(6,700,000)		—

Total assets	$6,940,972	$(223,747)	$6,717,225	$(6,706,422)		$10,803

Liabilities

Derivatives
Bilateral derivatives	$155,703	$(145,537)	$10,166	$—		$10,166
Cleared derivatives	76,734	(75,940)	794	(794)	(3)	—

Total liabilities	$232,437	$(221,477)	$10,960	$(794)		$10,166

December 31, 2016

Assets

Derivatives
Bilateral derivatives	$12,620	$(3,443)	$9,177	$(8,511)	(2)	$666
Cleared derivatives	227,785	(221,325)	6,460	—		6,460
Total derivatives	240,405	(224,768)	15,637	(8,511)		7,126
Securities purchased under agreements to resell	3,100,000	—	3,100,000	(3,100,000)		—

Total assets	$3,340,405	$(224,768)	$3,115,637	$(3,108,511)		$7,126

Liabilities

Derivatives
Bilateral derivatives	$256,453	$(243,853)	$12,600	$—		$12,600
Cleared derivatives	200,832	(199,089)	1,743	(1,743)	(4)	—

Total liabilities	$457,285	$(442,942)	$14,343	$(1,743)		$12,600

_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged additional securities with an aggregate fair value of $746,436,000 at December 31, 2017 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged additional securities with an aggregate fair value of $611,608,000 at December 31, 2016 to secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 13—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of December 31, 2017, it was not a party to any forward rate agreements.
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
The Bank enters into optional advance commitments with its members. In an optional advance commitment, the Bank sells an option to the member that provides the member with the right to increase the amount of an existing advance at a specified fixed rate and term on a specified future date, provided the member has satisfied all of the customary requirements for such advance. This embedded option is clearly and closely related to the host contract. The Bank may hedge an optional advance commitment through the use of an interest rate swaption. In this case, the swaption will function as the hedging instrument for both the commitment and, if the option is exercised by the member, the subsequent advance. These swaptions are treated as fair value hedges.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives at December 31, 2017 and 2016 (in thousands).

	December 31, 2017			December 31, 2016
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,055,945	$27,829	$29,110	$5,002,011	$20,367	$74,032
Available-for-sale securities	14,282,321	177,066	107,822	13,106,770	175,507	223,122
Consolidated obligation bonds	14,374,040	1,510	85,669	12,776,280	10,756	129,772
Consolidated obligation discount notes	505,000	18,512	33	425,000	19,050	486
Interest rate swaptions related to advances	2,000	44	—	3,000	66	—
Total derivatives designated as hedging instruments under ASC 815	34,219,306	224,961	222,634	31,313,061	225,746	427,412
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	7,500	11	—	—	—	—
Available-for-sale securities	2,993	2	2	2,624	34	27
Consolidated obligation discount notes	—	—	—	1,276,563	2,626	—
Basis swaps	—	—	—	1,000,000	—	676
Intermediary transactions	2,338,039	15,573	9,630	341,671	11,174	10,128
Other	325,000	219	—	325,000	—	18,479
Mortgage delivery commitments	20,304	31	—	2,030	2	—
Interest rate caps
Held-to-maturity securities	1,200,000	4	—	1,200,000	260	—
Intermediary transactions	80,000	171	171	80,000	563	563
Total derivatives not designated as hedging instruments under ASC 815	3,973,836	16,011	9,803	4,227,888	14,659	29,873
Total derivatives before collateral and netting adjustments	$38,193,142	240,972	232,437	$35,540,949	240,405	457,285
Cash collateral and related accrued interest		(139,838)	(137,362)		(94,650)	(312,824)
Cash remitted in excess of variation margin requirement		—	(206)		—	—
Netting adjustments		(83,909)	(83,909)		(130,118)	(130,118)
Total collateral and netting adjustments(1)		(223,747)	(221,477)		(224,768)	(442,942)
Net derivative balances reported in statements of condition		$17,225	$10,960		$15,637	$14,343
________________________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as the cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Gain (Loss) Recognized in Earnings for the Year Ended December 31,
	2017	2016	2015
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$(3,414)	$11,663	$1,508
Interest rate swaptions	(22)	49	4
Total net gain (loss) related to fair value hedge ineffectiveness	(3,436)	11,712	1,512
Derivatives not designated as hedging instruments under ASC 815
Net interest income (expense) on interest rate swaps	1,535	1,922	(24)
Interest rate swaps	3,730	(22,673)	5,682
Interest rate caps	(255)	(478)	(687)
Mortgage delivery commitments	2,329	691	—
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	7,339	(20,538)	4,971
Price alignment amount on variation margin for daily settled derivative contracts	765	—	—
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$4,668	$(8,826)	$6,483
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2017, 2016 and 2015 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Derivative Net Interest Income (Expense)(2)
Year ended December 31, 2017
Advances	$42,276	$(42,041)	$235	$(31,950)
Available-for-sale securities	67,675	(73,433)	(5,758)	(104,042)
Consolidated obligation bonds	(9,989)	12,076	2,087	39,831
Total	$99,962	$(103,398)	$(3,436)	$(96,161)

Year ended December 31, 2016
Advances	$58,591	$(58,084)	$507	$(62,510)
Available-for-sale securities	306,325	(293,041)	13,284	(145,139)
Consolidated obligation bonds	(120,163)	118,084	(2,079)	56,185
Total	$244,753	$(233,041)	$11,712	$(151,464)

Year ended December 31, 2015
Advances	$34,686	$(34,378)	$308	$(90,567)
Available-for-sale securities	4,683	(3,653)	1,030	(122,560)
Consolidated obligation bonds	7,300	(7,126)	174	131,790
Total	$46,669	$(45,157)	$1,512	$(81,337)
________________________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives in ASC 815 cash flow hedging relationships that were recognized in other comprehensive income and the gains (losses) reclassified from AOCI into earnings for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015
Interest rate swaps related to anticipated issuances of consolidated obligation discount notes
Amount of gains (losses) recognized in other comprehensive income on derivatives (effective portion)	$(2,570)	$17,748	$(1,424)
Amount of losses reclassified from AOCI into interest expense (effective portion) (1)	$2,375	$3,479	$577
Amount of losses recognized in net gains (losses) on derivatives and hedging activities (ineffective portion)	$—	$—	$—
_____________________________

(1)	Represents net interest expense associated with the derivatives.

For the years ended December 31, 2017, 2016 and 2015, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At December 31, 2017, $185,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At December 31, 2017, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.
  Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. The majority of the Bank's derivative transactions have been cleared through third-party central clearinghouses (as of December 31, 2017, the notional balance of cleared transactions outstanding totaled $25.4 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's interest rate exchange agreements have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of December 31, 2017, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $11.5 billion and $1.2 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during 2017 and 2016, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). For the repurchases that occurred between January 30, 2015 and August 7, 2015, surplus stock was defined as the amount of stock held by a shareholder in excess of 102.5 percent of the shareholder’s minimum investment requirement. For the repurchases that occurred between January 30, 2015 and August 7, 2015, a shareholder's surplus stock was not repurchased if the amount of that shareholder's surplus stock was $100,000 or less or if, subject to certain exceptions, the shareholder was on restricted collateral status. For the repurchase that occurred on November 6, 2015, surplus stock was defined as the amount of stock held by a shareholder in excess of 120 percent of the shareholder’s minimum investment requirement. For the repurchase that occurred on November 6, 2015, a shareholder's surplus stock was not repurchased if the amount of that shareholder's surplus stock was $1,000,000 or less or if, subject to certain exceptions, the shareholder was on restricted collateral status. For each of the repurchases that occurred in 2015, shareholders were also given the opportunity to opt-out of the repurchase if they chose to do so. During the years ended December 31, 2017, 2016 and 2015, the Bank repurchased surplus stock totaling $423,322,000, $312,647,000, and $574,896,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may further modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
The following table presents total excess stock at December 31, 2017 and 2016 (in thousands).

	2017	2016
Excess stock
Capital stock	$545,630	$396,167
Mandatorily redeemable capital stock	5,096	1,602
Total	$550,726	$397,769
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2017 or 2016. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At all times during the three years ended December 31, 2017, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017		December 31, 2016
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$831,553	$3,265,641	$683,690	$2,757,549
Total capital	$2,740,972	$3,265,641	$2,328,483	$2,757,549
Total capital-to-assets ratio	4.00%	4.77%	4.00%	4.74%
Leverage capital	$3,426,215	$4,898,462	$2,910,604	$4,136,324
Leverage capital-to-assets ratio	5.00%	7.15%	5.00%	7.11%

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
At December 31, 2017, the Bank had $5,941,000 in outstanding capital stock subject to mandatory redemption held by 15 institutions. As of December 31, 2016, the Bank had $3,417,000 in outstanding capital stock subject to mandatory redemption held by 15 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2017, 2016 and 2015, dividends on mandatorily redeemable capital stock in the amount of $107,000, $30,000 and $16,000, respectively, were recorded as interest expense in the statements of income.
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

The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2017 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2018	$1,359
2019	4
2020	4
2021	1,158
2022	3,416
Total	$5,941
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2017, 2016 and 2015 (in thousands).

Balance, January 1, 2015	$5,059
Capital stock that became subject to mandatory redemption during the year	7,044
Redemption/repurchase of mandatorily redeemable capital stock	(3,198)
Mandatorily redeemable capital stock issued during the year	2
Stock dividends classified as mandatorily redeemable	22
Balance, December 31, 2015	8,929
Capital stock that became subject to mandatory redemption during the year	2,863
Redemption/repurchase of mandatorily redeemable capital stock	(8,413)
Stock dividends classified as mandatorily redeemable	38
Balance, December 31, 2016	3,417
Capital stock that became subject to mandatory redemption during the year	20,269
Mandatorily redeemable capital stock reclassified to equity during the year	(39)
Redemption/repurchase of mandatorily redeemable capital stock	(17,934)
Stock dividends classified as mandatorily redeemable	228
Balance, December 31, 2017	$5,941
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
The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2017, 2016 and 2015:

	2017	2016	2015
Number of institutions, beginning of year	15	16	18
Due to mergers and acquisitions	2	4	7
Due to withdrawals	1	—	—
Due to liquidation	1	—	—
Terminations completed during the year	(4)	(5)	(9)
Number of institutions, end of year	15	15	16
The Bank did not receive any stock redemption notices in 2017, 2016 or 2015.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2016. For the plan years ended June 30, 2016 and 2015, the Bank's contributions did not represent more than 5 percent of the total contributions to the plan.

The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2017		2016		2015
Net pension cost charged to compensation and benefit expense for the year ended December 31	$5,214		$4,518		$2,187
Pentegra DB Plan funded status as of July 1	111.3%	(a)	104.7%	(b)	107.0%
Bank's funded status as of July 1	97.4%		93.8%		95.1%
____________

(a)
The Pentegra DB Plan's funded status as of July 1, 2017 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2017 through March 15, 2018. Contributions made during the period from July 1, 2017 through March 15, 2018 and designated for the plan year ended June 30, 2017 will be included in the final valuation as of July 1, 2017. The final funded status as of July 1, 2017 will not be available until the Form 5500 for the plan year July 1, 2017 through June 30, 2018 is filed (this Form 5500 is due to be filed no later than April 2019).

(b)
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

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra DC Plan”), a tax-qualified defined contribution plan. The Bank’s contributions to the Pentegra DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2017, 2016 and 2015, the Bank contributed $1,411,000, $1,355,000 and $1,257,000, respectively, to the Pentegra DC Plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $4,377,000 and $3,341,000 at December 31, 2017 and 2016, respectively. Compensation and benefits expense includes accrued earnings on deferred employee compensation and Bank contributions totaling $585,000, $302,000 and $46,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (losses) on those deferrals, was $2,334,000 and $1,842,000 at December 31, 2017 and 2016, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “Plan”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the Plan was established. Each participant’s benefit under the Plan consists of contributions that were made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the Plan. Contributions to the Plan are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation or current intention to make future contributions to the Plan. The Bank’s accrued liability under this plan was $5,322,000 and $4,894,000 at December 31, 2017 and 2016, respectively. The Bank did not make any contributions to the Plan during the years ended December 31, 2017, 2016 or 2015.
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
The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Change in APBO
APBO at beginning of year	$838	$1,044
Service cost	25	23
Interest cost	19	28
Actuarial gain	(204)	(8)
Participant contributions	178	167
Benefits paid	(306)	(416)
APBO at end of year	550	838
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid by the Bank	128	249
Participant contributions	178	167
Benefits paid	(306)	(416)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(550)	$(838)
Amounts recognized in AOCI at December 31, 2017 and 2016 consist of the following (in thousands):

	December 31,
	2017	2016
Net actuarial gain	$1,646	$1,549
Prior service cost	(129)	(149)
	$1,517	$1,400
The amounts in AOCI include $20,000 of prior service cost and $106,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit cost in 2018.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 6.6 percent for 2018. For 2017, 2016 and 2015, gross health care cost trend rates of 7.6 percent, 6.7 percent and 7.8 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.03 percent per year to a final rate of 4.4 percent in 2095 and thereafter. To compute the APBO at December 31, 2017 and 2016, weighted average discount rates of 3.74 percent and 3.12 percent were used. Weighted average discount rates of 3.12 percent, 3.08 percent and 3.44 percent were used to compute the net periodic benefit cost for 2017, 2016 and 2015, respectively.
Components of net periodic benefit cost (credit) for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Service cost	$25	$23	$19
Interest cost	19	28	46
Amortization of prior service cost	20	20	8
Amortization of net actuarial gain	(107)	(106)	(88)
Net periodic benefit credit	$(43)	$(35)	$(15)

Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization of prior service cost included in net periodic benefit cost	$20	$20	$8
Actuarial gain	204	8	222
Amortization of net actuarial gain included in net periodic benefit cost	(107)	(106)	(88)
Total changes in benefit obligations recognized in other comprehensive income	$117	$(78)	$142
A 1 percent increase in the health care cost trend rate would have reduced the APBO at December 31, 2017 by $93,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2017 by $12,000. Alternatively, a 1 percent decrease in the health care cost trend rate would have increased the APBO at December 31, 2017 by $129,000 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2017 by $18,000.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2018	$121
2019	124
2020	93
2021	85
2022	90
2023-2027	28
$541

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

Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the years ended December 31, 2017 and 2016, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2017 and 2016. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of December 31, 2017 and 2016, three vendor prices were received for substantially all of the Bank's trading, available-for-sale and held-to-maturity securities referred to above and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Consolidated obligations. The Bank estimates the fair values of consolidated obligations by calculating the present value of expected future cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms and reducing this amount for accrued interest payable. Prior to April 2017, the Bank used as inputs to the valuation for all consolidated obligations the CO curve and, for consolidated obligations containing options, swaption volatility. In April 2017, the Bank refined its method for estimating the fair values of callable consolidated obligation bonds. To value its callable bonds, the Bank began using the LIBOR swap curve minus (or plus) a spread and swaption volatility. This refinement did not have a significant impact on the estimated fair value of the Bank's aggregate portfolio of consolidated obligation bonds at the time it was implemented.
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

     Commitments. The estimated fair value of the Bank’s commitments to extend credit, including advances and letters of credit, and to purchase mortgage loans was not material at December 31, 2017 or 2016.
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2017 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$87,965	$87,965	$87,965	$—		$—		$—
Interest-bearing deposits	299	299	—	299		—		—
Securities purchased under agreements to resell	6,700,000	6,700,000	—	6,700,000		—		—
Federal funds sold	7,780,000	7,780,000	—	7,780,000		—		—
Trading securities (1)	114,230	114,230	12,082	102,148		—		—
Available-for-sale securities (1)	14,402,398	14,402,398	—	14,402,398		—		—
Held-to-maturity securities	1,944,537	1,971,038	—	1,874,505	(2)	96,533	(3)	—
Advances	36,460,524	36,459,439	—	36,459,439		—		—
Mortgage loans held for portfolio, net	877,852	879,464	—	879,464		—		—
Accrued interest receivable	110,957	110,957	—	110,957		—		—
Derivative assets (1)	17,225	17,225	—	240,972		—		(223,747)

Liabilities:
Deposits	843,709	843,680	—	843,680		—		—
Consolidated obligations
Discount notes	32,510,758	32,501,773	—	32,501,773		—		—
Bonds	31,376,858	31,333,534	—	31,333,534		—		—
Mandatorily redeemable capital stock	5,941	5,941	5,941	—		—		—
Accrued interest payable	69,756	69,756	—	69,756		—		—
Derivative liabilities (1)	10,960	10,960	—	232,437		—		(221,477)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2017.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

(4)
Amounts represent the impact of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions (inclusive of variation margin for daily settled contracts) as well as any cash collateral held or placed with those same counterparties.

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

Note 17—Commitments and Contingencies
     Joint and several liability. As described in Note 10, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2017 and 2016, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $970 billion and $935 billion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
If a member institution fails or is otherwise unable to meet its obligations, a secondary source of repayment is the collateral pledged by the member. When Hurricanes Harvey and Irma struck, approximately 333 of the Bank’s member institutions had outstanding obligations that were secured in part by collateral that was located in areas that were subsequently designated as disaster areas by the Federal Emergency Management Agency (“FEMA”) as a result of these storms. Of these institutions, the Bank identified 20 members with a high concentration of loans secured by properties located in the FEMA-designated disaster areas relative to their total pledged collateral. For a variety of reasons, including forbearances provided to borrowers for loan payments, the uncertainty of the amount of damage sustained by the underlying properties, the amount of insurance settlements that may be made on those properties, and the ultimate marketability of those properties, it is not possible at this time to determine the impact that the hurricanes may have had on the value of the loan collateral supporting the Bank’s advances and letters of credit. If the value of pledged loan collateral declines such that a member’s obligations to the Bank are not fully secured, that member would have to either substitute collateral or reduce its outstanding obligations to the Bank. As more information becomes available to the Bank over time, its assessment of the impact of the hurricanes on individual institutions’ operations may change.
At this time, all principal and interest amounts on the Bank’s advances have been received in accordance with the contractual terms of the applicable agreements. Additionally, the Bank has not been required to fund any letters of credit.
At the time the storms struck, the Bank also held interests totaling approximately $58 million (unpaid principal balance or “UPB”) in conventional mortgage loans acquired through the MPF Program and held for portfolio that were collateralized by properties located in the areas that were ultimately designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government (approximately $14 million UPB was collateralized by properties located in Hurricane Harvey disaster areas and approximately $44 million UPB was collateralized by properties located in Hurricane Irma disaster areas). As a percentage of balances as of December 31, 2017, the aggregate UPB represents approximately 6.6 percent of the Bank’s mortgage loans held for portfolio, less than 0.1 percent of the Bank’s total assets and approximately 6.1 percent of the Bank’s retained earnings. Under the terms of the MPF Program, all mortgagors are required to carry hazard insurance and, if the property is located in a federal government-designated flood zone, they must also carry flood insurance. Federal assistance may also be available to mortgagors affected by the storms. In addition, mortgage loans with a loan-to-value ratio greater than 80 percent are required to have private mortgage insurance (“PMI”). Members selling mortgage loans to the Bank under the MPF Program are also required to retain a portion of the credit risk associated with those loans (“MPF credit enhancements”). The Bank is still assessing the damage to the underlying properties and the potential for recovery under insurance policies and

MPF credit enhancements. While it is not currently possible to quantify the ultimate impact of the hurricanes on its mortgage loan portfolio, the Bank believes the protections that are in place including, but not limited to, borrowers’ equity, PMI, hazard insurance and, if applicable, flood insurance, along with MPF credit enhancements, will limit any potential losses to an amount that will not have a material effect on the Bank’s financial condition or results of operations.
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
Based on currently available information, the Bank did not record any reserves related to Hurricanes Harvey or Irma as of December 31, 2017. The Bank is continuing to evaluate the impact of the hurricanes on its advances (including those that may be created if a letter of credit is required to be funded), mortgage loans held for portfolio and non-agency RMBS investments. If information becomes available indicating that any of these assets has been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.
Impact of California Wildfires. In October and December, 2017, several significant wildfires destroyed thousands of homes and businesses in Northern and Southern California, respectively. The Bank’s primary exposure to the destruction caused by these wildfires relates to its mortgage loans held for portfolio. As of December 31, 2017, the Bank held interests totaling approximately $83 million UPB in conventional mortgage loans acquired through the MPF Program that were collateralized by properties located in the areas that have been designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government. As of December 31, 2017, this balance represented approximately 9.4 percent of the Bank’s mortgage loans held for portfolio, approximately 0.1 percent of the Bank’s total assets and approximately 8.8 percent of the Bank’s retained earnings. As noted in the discussion regarding Hurricanes Harvey and Irma, all mortgagors are required under the terms of the MPF Program to carry hazard insurance. For this reason and the other reasons set forth in that discussion, the Bank does not currently anticipate any material losses as a result of the California wildfires.
Other commitments and contingencies. At December 31, 2017 and 2016, the Bank had commitments to make additional advances totaling approximately $20,200,000 and $35,400,000, respectively. At December 31, 2017, $17,200,000 of the outstanding commitments to make additional advances expire in 2018 and the remainder expire in 2019.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $16,215,472,000 and $11,186,897,000 at December 31, 2017 and 2016, respectively. At December 31, 2017, outstanding letters of credit had original terms of up to 8 years with a final expiration in 2023. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $3,980,000 and $3,726,000 at December 31, 2017 and 2016, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
During 2017, the Bank entered into standby bond purchase agreements with one state housing associate within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2017, the Bank had outstanding standby bond purchase agreements totaling $207,663,000, each of which expires in 2022. The Bank was not required to purchase any bonds under these agreements during the year ended December 31, 2017. The Bank was not a party to any standby bond purchase agreements during the years ended December 31, 2016 or 2015.
At December 31, 2017 and 2016, the Bank had commitments to purchase conventional mortgage loans totaling $20,304,000 and $2,030,000, respectively, from certain of its PFIs.
At December 31, 2017 and 2016, the Bank had commitments to issue $55,000,000 and $45,000,000, respectively, of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at December 31, 2016, the Bank had commitments to issue $500,000 of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at December 31, 2017.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2017 and 2016, the Bank had pledged cash collateral of $137,201,000 and $312,705,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2017 and 2016, the Bank had pledged securities with carrying values (and fair values) of $747,230,000 and $613,351,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.
During the years ended December 31, 2017, 2016 and 2015, the Bank charged to operating expenses net rental costs of approximately $370,000, $394,000, and $405,000, respectively. Future minimum rentals at December 31, 2017, were as follows (in thousands):

Year	Premises	Equipment	Total
2018	$381	$30	$411
2019	284	—	284
2020	149	—	149
Total	$814	$30	$844
Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2017 were as follows (in thousands):

Year	Total
2018	$1,419
2019	1,443
2020	1,369
2021	919
2022	223
Total	$5,373
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 11, 12 and 15.

Note 18 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2017, nine of the Bank’s directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
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

The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2017, 2016 or 2015.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2017 and 2016, advances outstanding to Directors’ Financial Institutions aggregated $1,376,896,000 and $1,708,177,000, respectively, representing 3.8 percent and 5.3 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from Directors’ Financial Institutions during the years ended December 31, 2017, 2016 or 2015. As of December 31, 2017 and 2016, capital stock outstanding to Directors’ Financial Institutions aggregated $83,008,000 and $87,189,000, respectively, representing 3.6 percent and 4.5 percent of the Bank’s outstanding capital stock at each of those dates. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the years ended December 31, 2017, 2016 and 2015, interest income on loans to other FHLBanks totaled $13,425, $9,354 and $4,214, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Balance at January 1,	$290,000	$—	$—
Loans made to:
FHLBank of San Francisco	—	290,000	915,000
FHLBank of Topeka	—	112,000	55,000
FHLBank of Des Moines	—	—	200,000
FHLBank of Boston	225,000	—	200,000
Collections from:
FHLBank of San Francisco	(290,000)	—	(915,000)
FHLBank of Topeka	—	(112,000)	(55,000)
FHLBank of Des Moines	—	—	(200,000)
FHLBank of Boston	(225,000)	—	(200,000)
Balance at December 31,	$—	$290,000	$—

During the years ended December 31, 2017, 2016 and 2015, interest expense on borrowings from other FHLBanks totaled $23,425, $6,285 and $4,860, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Balance at January 1,	$—	$—	$—
Borrowings from:
FHLBank of Chicago	—	450,000	150,000
FHLBank of Topeka	10,000	125,000	360,000
FHLBank of Boston	—	—	570,000
FHLBank of San Francisco	—	—	530,000
FHLBank of Atlanta	250,000	—	250,000
FHLBank of Indianapolis	30,000	—	—
Repayments to:
FHLBank of Chicago	—	(450,000)	(150,000)
FHLBank of Topeka	(10,000)	(125,000)	(360,000)
FHLBank of Boston	—	—	(570,000)
FHLBank of San Francisco	—	—	(530,000)
FHLBank of Atlanta	(250,000)	—	(250,000)
FHLBank of Indianapolis	(30,000)	—	—
Balance at December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2017, 2016 or 2015. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2017, 2016 or 2015.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2017
Balance at January 1, 2017	$58,587	$20,380	$(17,157)	$1,400	$63,210
Reclassifications from AOCI to net income
Net realized gains on sales of available-for-sale securities included in net income	(1,399)	—	—	—	(1,399)
Losses on cash flow hedges included in interest expense	—	2,375	—	—	2,375
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(87)	(87)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	155,037	—	—	—	155,037
Unrealized losses on cash flow hedges	—	(2,570)	—	—	(2,570)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	3,556	—	3,556
Actuarial gain	—	—	—	204	204
Total other comprehensive income (loss)	153,638	(195)	3,556	117	157,116
Balance at December 31, 2017	$212,225	$20,185	$(13,601)	$1,517	$220,326

Year ended December 31, 2016
Balance at January 1, 2016	$(82,278)	$(847)	$(21,376)	$1,478	$(103,023)
Reclassifications from AOCI to net income
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	—	12	—	12
Realized gains on sales of available-for-sale securities included in net income	(5,104)	—	—	—	(5,104)
Losses on cash flow hedges included in interest expense	—	3,479	—	—	3,479
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(86)	(86)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	145,969	—	—	—	145,969
Unrealized gains on cash flow hedges	—	17,748	—	—	17,748
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(302)	—	(302)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	4,509	—	4,509
Actuarial gain	—	—	—	8	8
Total other comprehensive income (loss)	140,865	21,227	4,219	(78)	166,233
Balance at December 31, 2016	$58,587	$20,380	$(17,157)	$1,400	$63,210

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2015
Balance at January 1, 2015	$22,412	$—	$(27,349)	$1,336	$(3,601)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(3,922)	—	—	—	(3,922)
Losses on cash flow hedge included in interest expense	—	577	—	—	577
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(80)	(80)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(100,768)	—	—	—	(100,768)
Unrealized loss on cash flow hedge	—	(1,424)	—	—	(1,424)
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(254)	—	(254)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	6,227	—	6,227
Actuarial gain	—	—	—	222	222
Total other comprehensive income (loss)	(104,690)	(847)	5,973	142	(99,422)
Balance at December 31, 2015	$(82,278)	$(847)	$(21,376)	$1,478	$(103,023)

(1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

Note 21 — Other Operating Expenses
The following table presents the significant components of other operating expenses for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Occupancy expense	$2,393	$2,273	$2,396
Legal fees	282	601	1,214
Professional fees	2,834	3,512	3,245
Independent contractors, net of amounts capitalized	2,882	2,687	2,634
Database fees	1,795	2,238	3,125
Software costs	6,156	4,656	4,691
Other	9,330	9,034	8,863
Total other operating expenses	$25,672	$25,001	$26,168

EXHIBIT INDEX

Exhibit
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 22, 2016).*

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

10.9
2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009). *

10.10
2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010). *

10.11
Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011). *

Exhibit
10.12
2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017, as adopted by the Bank's Board of Directors on July 21, 2016 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.13
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference). *

10.14
Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into effective January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.15
Form of Employment Agreement between the Registrant and each of Brehan Chapman and Gustavo Molina, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.16
Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*

10.17
Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015(incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*

10.18	Form of 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed on August 12, 2015).*

10.19
Form of 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 21, 2016 and filed with the SEC on February 29, 2016, which exhibit is incorporated herein by reference).*

10.20
Amendment to Registrant's Incentive Plans, effective as of August 3, 2016 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 3, 2016 and filed with the SEC on August 9, 2016, which exhibit is incorporated herein by reference).*

10.21	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.22	2018 Executive Incentive Plan.

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

Exhibit

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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2017 and 2016, (ii) Statements of Income for the Years Ended December 31, 2017, 2016 and 2015, (iii) Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015, (iv) Statements of Capital for the Years Ended December 31, 2017, 2016 and 2015, (v) Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2017.

*    Commission File No. 000-51405