Form 10-Q
period 2018-03-31
Federal Home Loan Bank of Dallas
filed 2018-05-11
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
At April 30, 2018, the registrant had outstanding 24,672,863 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$39,488	$87,965
Interest-bearing deposits	325	299
Securities purchased under agreements to resell (Note 11)	4,950,000	6,700,000
Federal funds sold	6,675,000	7,780,000
Trading securities (Note 3)	99,852	114,230
Available-for-sale securities (Notes 4, 11 and 16) ($763,433 and $747,230 pledged at March 31, 2018 and December 31, 2017, respectively, which could be rehypothecated)	14,981,003	14,402,398
Held-to-maturity securities (a) (Note 5)	1,864,910	1,944,537
Advances (Notes 6 and 8)	35,303,746	36,460,524
Mortgage loans held for portfolio, net of allowance for credit losses of $271 at both March 31, 2018 and December 31, 2017, respectively (Notes 7 and 8)	1,019,382	877,852
Accrued interest receivable	116,884	110,957
Premises and equipment, net	16,823	17,099
Derivative assets (Notes 11 and 12)	5,354	17,225
Other assets (including $13,050 of securities held at fair value at March 31, 2018)	27,065	11,215
TOTAL ASSETS	$65,099,832	$68,524,301

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$886,577	$843,690
Non-interest bearing	19	19
Total deposits	886,596	843,709
Consolidated obligations (Note 9)
Discount notes	26,641,297	32,510,758
Bonds	33,502,435	31,376,858
Total consolidated obligations	60,143,732	63,887,616

Mandatorily redeemable capital stock	832	5,941
Accrued interest payable	77,563	69,756
Affordable Housing Program (Note 10)	32,174	31,246
Derivative liabilities (Notes 11 and 12)	35,237	10,960
Other liabilities (Note 4)	324,693	195,047
Total liabilities	61,500,827	65,044,275

Commitments and contingencies (Notes 8 and 16)

CAPITAL (Note 13)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 9,306,621 and 8,534,625 shares at March 31, 2018 and December 31, 2017, respectively	930,662	853,462
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 14,202,806 and 14,644,748 shares at March 31, 2018 and December 31, 2017, respectively	1,420,281	1,464,475
Total Class B Capital Stock	2,350,943	2,317,937
Retained earnings
Unrestricted	855,150	832,826
Restricted	117,285	108,937
Total retained earnings	972,435	941,763
Accumulated other comprehensive income (Note 19)	275,627	220,326
Total capital	3,599,005	3,480,026
TOTAL LIABILITIES AND CAPITAL	$65,099,832	$68,524,301
_____________________________

(a)	Fair values: $1,889,320 and $1,971,038 at March 31, 2018 and December 31, 2017, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME
Advances	$155,345	$75,413
Prepayment fees on advances, net	1,981	216
Interest-bearing deposits	769	388
Securities purchased under agreements to resell	7,179	198
Federal funds sold	28,988	12,662
Trading securities	569	568
Available-for-sale securities	79,958	49,042
Held-to-maturity securities	10,232	8,270
Mortgage loans held for portfolio	8,622	1,434
Total interest income	293,643	148,191
INTEREST EXPENSE
Consolidated obligations
Bonds	128,145	61,663
Discount notes	94,536	32,099
Deposits	2,785	1,625
Mandatorily redeemable capital stock	25	8
Other borrowings	59	50
Total interest expense	225,550	95,445
NET INTEREST INCOME	68,093	52,746

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(2,348)	879
Net gains on derivatives and hedging activities	1,823	4,827
Net gains on other assets carried at fair value	13	—
Realized gains on sales of available-for-sale securities	—	670
Letter of credit fees	2,146	1,648
Other, net	640	533
Total other income	2,274	8,557
OTHER EXPENSE
Compensation and benefits	12,552	13,686
Other operating expenses	7,849	5,438
Finance Agency	963	886
Office of Finance	930	964
Discretionary grants and donations	1,388	984
Derivative clearing fees	309	302
Total other expense	23,991	22,260
INCOME BEFORE ASSESSMENTS	46,376	39,043
Affordable Housing Program assessment	4,640	3,905
NET INCOME	$41,736	$35,138
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
NET INCOME	$41,736	$35,138
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	40,399	72,015
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	(670)
Unrealized gains (losses) on cash flow hedges	13,840	(147)
Reclassification adjustment for losses on cash flow hedges included in net income	310	800
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	773	993
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit credit	5	5
Amortization of net actuarial gain included in net periodic benefit credit	(26)	(26)
Total other comprehensive income	55,301	72,970
TOTAL COMPREHENSIVE INCOME	$97,037	$108,108

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2018	8,534	$853,462	14,645	$1,464,475	$832,826	$108,937	$941,763	$220,326	$3,480,026
Net transfers of shares between Class B-1 and Class B-2 Stock	5,245	524,463	(5,245)	(524,463)	—	—	—	—	—
Proceeds from sale of capital stock	7	736	4,803	480,269	—	—	—	—	481,005
Repurchase/redemption of capital stock	(4,586)	(458,612)	—	—	—	—	—	—	(458,612)
Shares reclassified to mandatorily redeemable capital stock	(3)	(386)	—		—	—	—	—	(386)
Comprehensive income
Net income	—	—	—	—	33,388	8,348	41,736	—	41,736
Other comprehensive income	—	—	—	—	—	—	—	55,301	55,301
Dividends on capital stock (a)
Cash	—	—	—	—	(65)	—	(65)	—	(65)
Stock	110	10,999	—	—	(10,999)	—	(10,999)	—	—

BALANCE, MARCH 31, 2018	9,307	$930,662	14,203	$1,420,281	$855,150	$117,285	$972,435	$275,627	$3,599,005

BALANCE, JANUARY 1, 2017	6,904	$690,411	12,397	$1,239,737	$745,104	$78,880	$823,984	$63,210	$2,817,342
Net transfers of shares between Class B-1 and Class B-2 Stock	3,525	352,502	(3,525)	(352,502)	—	—	—	—	—
Proceeds from sale of capital stock	1	106	2,957	295,701	—	—	—	—	295,807
Repurchase/redemption of capital stock	(2,799)	(279,889)	—	—	—	—	—	—	(279,889)
Comprehensive income
Net income	—	—	—	—	28,110	7,028	35,138	—	35,138
Other comprehensive income	—	—	—	—	—	—	—	72,970	72,970
Dividends on capital stock (b)
Cash	—	—	—	—	(66)	—	(66)	—	(66)
Mandatorily redeemable capital stock	—	—	—	—	(2)	—	(2)	—	(2)
Stock	60	6,012	—	—	(6,012)	—	(6,012)	—	—

BALANCE, MARCH 31, 2017	7,691	$769,142	11,829	$1,182,936	$767,134	$85,908	$853,042	$136,180	$2,941,300

(a) Dividends were paid at annualized rates of 1.33 percent and 2.33 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2018.

(b) Dividends were paid at annualized rates of 0.599 percent and 1.599 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2017.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$41,736	$35,138
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	17,524	15,915
Concessions on consolidated obligations	1,113	856
Premises, equipment and computer software costs	919	868
Non-cash interest on mandatorily redeemable capital stock	22	5
Gains on sales of available-for-sale securities	—	(670)
Net gains on other assets carried at fair value	(13)	—
Net decrease (increase) in trading securities	2,348	(768)
Loss due to changes in net fair value adjustment on derivative and hedging activities	169,357	13,974
Increase in accrued interest receivable	(6,034)	(13,440)
Decrease (increase) in other assets	(3,371)	3,187
Increase in Affordable Housing Program (AHP) liability	928	1,058
Increase in accrued interest payable	7,790	11,412
Decrease in other liabilities	(9,754)	(7,025)
Total adjustments	180,829	25,372
Net cash provided by operating activities	222,565	60,510

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(60,218)	27,995
Net decrease in securities purchased under agreements to resell	1,750,000	2,350,000
Net decrease (increase) in federal funds sold	1,105,000	(2,698,000)
Decrease in loan to other FHLBank	—	290,000
Purchases of available-for-sale securities	(766,072)	(1,090,625)
Proceeds from maturities of available-for-sale securities	33,102	79,609
Proceeds from sales of available-for-sale securities	—	169,257
Proceeds from maturities of held-to-maturity securities	80,732	117,202
Principal collected on advances	189,611,459	145,099,228
Advances made	(188,490,335)	(143,665,419)
Principal collected on mortgage loans held for portfolio	16,703	3,566
Purchases of mortgage loans held for portfolio	(158,773)	(57,788)
Purchases of premises, equipment and computer software	(1,002)	(1,328)
Net cash provided by investing activities	3,120,596	623,697

	For the Three Months Ended
	March 31,
	2018	2017
FINANCING ACTIVITIES
Net increase in deposits, including swap collateral held	153,533	400,068
Net receipts (payments) on derivative contracts with financing elements	50,608	(16,547)
Net proceeds from issuance of consolidated obligations
Discount notes	80,172,581	73,551,899
Bonds	7,069,552	5,598,723
Debt issuance costs	(1,334)	(890)
Payments for maturing and retiring consolidated obligations
Discount notes	(86,049,099)	(77,710,954)
Bonds	(4,804,290)	(2,457,470)
Proceeds from issuance of capital stock	481,005	295,807
Payments for redemption of mandatorily redeemable capital stock	(5,517)	(560)
Payments for repurchase/redemption of capital stock	(458,612)	(279,889)
Cash dividends paid	(65)	(66)
Net cash used in financing activities	(3,391,638)	(619,879)

Net increase (decrease) in cash and cash equivalents	(48,477)	64,328
Cash and cash equivalents at beginning of the period	87,965	27,696
Cash and cash equivalents at end of the period	$39,488	$92,024

Supplemental Disclosures:
Interest paid	$211,069	$85,909
AHP payments, net	$3,712	$2,847
Stock dividends issued	$10,999	$6,012
Dividends paid through issuance of mandatorily redeemable capital stock	$—	$2
Variation margin recharacterized as settlement payments on derivative contracts (Note 11)	$250,468	$72,053
Net capital stock reclassified to mandatorily redeemable capital stock	$386	$—

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
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2017. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 22, 2018 (the “2017 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2017 10-K.
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

Note 2—Recently Issued Accounting Guidance
Revenue from Contracts with Customers. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" ("ASU 2014-09"), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, ASU 2014-09 amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. ASU 2014-09 applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts. The guidance in ASU 2014-09 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for the Bank). Early application was not permitted. On August 12, 2015, the FASB issued ASU 2015-14 "Deferral of Effective Date," which deferred the effective date of ASU 2014-09 by one year. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Bank adopted ASU 2014-09 effective January 1, 2018. The adoption of this guidance did not have a material impact on the Bank's results of operations or financial condition.
Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which makes targeted improvements to existing U.S. GAAP by: (i) requiring certain equity investments to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifying the impairment assessment of equity investments without readily determinable fair values, (iii) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iv) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the statement of condition or in the accompanying notes to the financial statements, (v) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities, (vi) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statement of condition, (vii) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and (viii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the guidance in ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted for certain provisions. The Bank adopted ASU 2016-01 effective January 1, 2018. In conjunction with the adoption of ASU 2016-01, the Bank reclassified $12,082,000 of marketable equity securities (which consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans) from trading securities to other assets on January 1, 2018. Other than this reclassification, the adoption of ASU 2016-01 did not have any impact on the Bank's results of operations or financial condition.
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
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued ASU 2017-07 "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"). ASU 2017-07 requires an employer to disaggregate the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost (net benefit cost). ASU 2017-07 requires an employer to report the service cost component in the same income statement line item as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Further, ASU 2017-07 allows only the service cost component of net benefit cost to be eligible for capitalization. For public business entities, the guidance in ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 are to be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net benefit cost in assets. Subsequent to the adoption of ASU 2017-07 on January 1, 2018, the Bank continues to report the service cost component of its net periodic postretirement benefit cost in compensation and benefits expense. On and after January 1, 2018, the Bank reports the other components of net periodic postretirement benefit cost (which in aggregate was a credit of $16,000 for the three months ended March 31, 2018) in "other, net" in the other income (loss) section of the statement of income. Because the components of the Bank's net periodic postretirement benefit cost other than the service cost component were insignificant for the three months ended March 31, 2017 (see Note 14), such amounts were not reclassified and are reported in compensation and benefits expense for that period. The adoption of ASU 2017-07 did not have any impact on the Bank's financial condition.

Note 3—Trading Securities
Trading securities as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
U.S. Treasury Note	$99,852	$102,148
Other	—	12,082
Total	$99,852	$114,230

Other trading securities consisted solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans. As discussed in Note 2, these investments were reclassified to other assets effective January 1, 2018.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of March 31, 2018 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$459,901	$9,234	$—	$469,135
GSE obligations	5,782,666	107,781	111	5,890,336
Other	171,887	1,129	—	173,016
	6,414,454	118,144	111	6,532,487
GSE commercial mortgage-backed securities	8,313,925	140,812	6,221	8,448,516
Total	$14,728,379	$258,956	$6,332	$14,981,003
Included in the table above are GSE commercial mortgage-backed securities ("MBS") that were purchased but which had not yet settled as of March 31, 2018. The aggregate amount due of $297,359,000 is included in other liabilities on the statement of condition at that date.
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
The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of March 31, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	1	$49,653	$111	—	$—	$—	1	$49,653	$111
GSE commercial MBS	34	1,048,959	6,198	2	339	23	36	1,049,298	6,221
Total	35	$1,098,612	$6,309	2	$339	$23	37	$1,098,951	$6,332

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2017. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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

At March 31, 2018, the gross unrealized losses on the Bank’s available-for-sale securities were $6,332,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of March 31, 2018, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures are rated triple-A by Moody's and Fitch, and are not rated by S&P. Based upon the Bank's assessment of the creditworthiness of the issuer of the GSE debenture that was in an unrealized loss position at March 31, 2018 and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that this debenture would not be settled at an amount less than the Bank's amortized cost basis in the investment. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at March 31, 2018 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2018.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2018 and December 31, 2017 are presented below (in thousands).

	March 31, 2018		December 31, 2017
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$491,140	$492,282	$238,017	$238,292
Due after one year through five years	2,454,919	2,488,764	2,756,755	2,786,327
Due after five years through ten years	3,332,159	3,411,179	3,341,470	3,407,595
Due after ten years	136,236	140,262	219,955	224,391
	6,414,454	6,532,487	6,556,197	6,656,605
GSE commercial MBS	8,313,925	8,448,516	7,633,976	7,745,793
Total	$14,728,379	$14,981,003	$14,190,173	$14,402,398
Interest Rate Payment Terms. At March 31, 2018 and December 31, 2017, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Bank sold an available-for-sale security with an amortized cost (determined by the specific identification method) of $168,587,000. Proceeds from the sale were $169,257,000, resulting in a realized gain of $670,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2018 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$9,411	$—	$9,411	$10	$1	$9,420
State housing agency obligations	160,000	—	160,000	250	956	159,294
	169,411	—	169,411	260	957	168,714
Mortgage-backed securities
U.S. government-guaranteed residential MBS	1,759	—	1,759	4	—	1,763
GSE residential MBS	1,582,294	—	1,582,294	11,686	1,704	1,592,276
Non-agency residential MBS	89,009	12,828	76,181	15,621	450	91,352
GSE commercial MBS	35,265	—	35,265	—	50	35,215
	1,708,327	12,828	1,695,499	27,311	2,204	1,720,606
Total	$1,877,738	$12,828	$1,864,910	$27,571	$3,161	$1,889,320

Held-to-maturity securities as of December 31, 2017 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$10,774	$—	$10,774	$7	$20	$10,761
State housing agency obligations	160,000	—	160,000	537	304	160,233
	170,774	—	170,774	544	324	170,994
Mortgage-backed securities
U.S. government-guaranteed residential MBS	1,909	—	1,909	4	—	1,913
GSE residential MBS	1,655,625	—	1,655,625	12,336	1,630	1,666,331
Non-agency residential MBS	94,565	13,601	80,964	16,198	629	96,533
GSE commercial MBS	35,265	—	35,265	2	—	35,267
	1,787,364	13,601	1,773,763	28,540	2,259	1,800,044
Total	$1,958,138	$13,601	$1,944,537	$29,084	$2,583	$1,971,038

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of March 31, 2018. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income ("AOCI") and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$249	$1	—	$—	$—	1	$249	$1
State housing agency obligations	1	34,045	956	—	—	—	1	34,045	956
Mortgage-backed securities
GSE residential MBS	11	129,231	219	20	403,804	1,485	31	533,035	1,704
Non-agency residential MBS	—	—	—	13	45,436	1,522	13	45,436	1,522
GSE commercial MBS	1	35,215	50	—	—	—	1	35,215	50
Total	14	$198,740	$1,226	33	$449,240	$3,007	47	$647,980	$4,233

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2017. The unrealized losses include other-than-temporary impairments recorded in AOCI and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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

At March 31, 2018, the gross unrealized losses on the Bank’s held-to-maturity securities were $4,233,000, of which $1,522,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS, $1,755,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs and $956,000 were attributable to a security issued by a state housing agency.
As of March 31, 2018, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed obligation that was in an unrealized loss position at March 31, 2018 would not be settled at an amount less than the Bank's amortized cost basis in this investment. In addition, based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE MBS, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at March 31, 2018 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Finally, based upon the Bank's assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by the NRSROs, the Bank expects that the state housing agency debenture that was in an unrealized loss position at March 31, 2018 would not be settled at an amount less than the Bank’s amortized cost basis in this investment. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2018.

The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2018 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 23 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of March 31, 2018 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of March 31, 2018 assumed changes in home prices ranging from declines of 7 percent to increases of 12 percent over the 12-month period beginning January 1, 2018. For the vast majority of markets, the changes were projected to range from increases of 1 percent to 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired at March 31, 2018.
During the year ended December 31, 2016, one of the Bank's non-agency RMBS was determined to be other-than-temporarily impaired. In addition, 14 of the Bank's non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013.

The following table presents a rollforward for the three months ended March 31, 2018 and 2017 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months Ended
	March 31,
	2018	2017
Balance of credit losses, beginning of period	$9,443	$10,515
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(240)	(270)
Balance of credit losses, end of period	9,203	10,245
Cumulative principal shortfalls on securities held at end of period	(2,048)	(1,832)
Cumulative amortization of the time value of credit losses at end of period	636	474
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$7,791	$8,887
For a discussion regarding the Bank's assessment of the impact of Hurricanes Harvey and Irma on the Bank's non-agency RMBS holdings, see Note 16 - Commitments and Contingencies.
Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2018 and December 31, 2017 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2018			December 31, 2017
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$562	$562	$562	$1,425	$1,425	$1,427
Due after one year through five years	3,996	3,996	3,998	4,495	4,495	4,500
Due after five years through ten years	4,853	4,853	4,860	4,854	4,854	4,834
Due after ten years	160,000	160,000	159,294	160,000	160,000	160,233
	169,411	169,411	168,714	170,774	170,774	170,994
Mortgage-backed securities	1,708,327	1,695,499	1,720,606	1,787,364	1,773,763	1,800,044
Total	$1,877,738	$1,864,910	$1,889,320	$1,958,138	$1,944,537	$1,971,038

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $4,760,000 and $4,895,000 at March 31, 2018 and December 31, 2017, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Amortized cost of variable-rate held-to-maturity securities other than MBS	$169,411	$170,774
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	110	117
Collateralized mortgage obligations
Fixed-rate	194	220
Variable-rate	1,672,758	1,751,762
Variable-rate multi-family MBS	35,265	35,265
	1,708,327	1,787,364
Total	$1,877,738	$1,958,138

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2017 or the three months ended March 31, 2018.
Sales of Securities. There were no sales of held-to-maturity securities during the three months ended March 31, 2018 or 2017.

Note 6—Advances
     Redemption Terms. At both March 31, 2018 and December 31, 2017, the Bank had advances outstanding at interest rates ranging from 0.54 percent to 8.27 percent, as summarized below (dollars in thousands).

	March 31, 2018		December 31, 2017
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$2,960	2.02%	$4,826	1.55%

Due in one year or less	17,837,656	1.82	23,695,214	1.41
Due after one year through two years	1,984,996	1.84	1,735,507	1.64
Due after two years through three years	1,873,805	2.12	1,634,252	1.87
Due after three years through four years	505,303	2.05	639,113	1.94
Due after four years through five years	1,072,892	1.96	1,064,930	1.75
Due after five years	10,753,003	1.84	6,318,785	1.49
Amortizing advances	1,316,972	2.65	1,376,084	2.66
Total par value	35,347,587	1.88%	36,468,711	1.52%

Premiums	20		23
Deferred net prepayment fees	(10,596)		(11,271)
Commitment fees	(114)		(116)
Hedging adjustments	(33,151)		3,177
Total	$35,303,746		$36,460,524

Amortizing advances require repayment according to predetermined amortization schedules.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2018 and December 31, 2017, the Bank had aggregate prepayable and callable advances totaling $12,681,525,000 and $9,684,619,000, respectively.
The following table summarizes advances outstanding at March 31, 2018 and December 31, 2017, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2018	December 31, 2017
Overdrawn demand deposit accounts	$2,960	$4,826

Due in one year or less	28,692,467	30,795,524
Due after one year through two years	1,687,396	1,335,427
Due after two years through three years	1,163,105	941,452
Due after three years through four years	373,683	490,913
Due after four years through five years	562,342	538,660
Due after five years	1,548,662	985,825
Amortizing advances	1,316,972	1,376,084
Total par value	$35,347,587	$36,468,711

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2018 and December 31, 2017, the Bank had putable advances outstanding totaling $1,551,500,000 and $1,113,500,000, respectively.

The following table summarizes advances outstanding at March 31, 2018 and December 31, 2017, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2018	December 31, 2017
Overdrawn demand deposit accounts	$2,960	$4,826

Due in one year or less	18,908,656	24,269,214
Due after one year through two years	2,059,996	1,785,507
Due after two years through three years	1,888,305	1,641,752
Due after three years through four years	513,303	639,113
Due after four years through five years	1,037,892	1,029,930
Due after five years	9,619,503	5,722,285
Amortizing advances	1,316,972	1,376,084
Total par value	$35,347,587	$36,468,711

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Fixed-rate
Due in one year or less	$15,621,931	$20,628,666
Due after one year	6,354,458	5,543,774
Total fixed-rate	21,976,389	26,172,440
Variable-rate
Due in one year or less	2,284,587	3,154,361
Due after one year	11,086,611	7,141,910
Total variable-rate	13,371,198	10,296,271
Total par value	$35,347,587	$36,468,711

At March 31, 2018 and December 31, 2017, 24 percent and 19 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended March 31, 2018, gross advance prepayment fees received from members/borrowers were $1,642,000, none of which were deferred. During the three months ended March 31, 2017, gross advance prepayment fees received from members/borrowers were $292,000, of which $219,000 were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances during the three months ended March 31, 2018. During the three months ended March 31, 2017, symmetrical prepayment advances with an aggregate par value of $11,000,000 were prepaid. The difference by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $190,000 and was recorded in prepayment fees on advances, net of the associated hedging adjustments on the advances.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of March 31, 2018 and December 31, 2017 for mortgage loans held for portfolio (in thousands):

	March 31, 2018	December 31, 2017
Fixed-rate medium-term* single-family mortgages	$8,843	$9,279
Fixed-rate long-term single-family mortgages	984,593	844,078
Premiums	23,930	22,123
Discounts	(474)	(212)
Deferred net derivative gains associated with mortgage delivery commitments	2,761	2,855
Total mortgage loans held for portfolio	1,019,653	878,123
Less: allowance for credit losses	(271)	(271)
Total mortgage loans held for portfolio, net of allowance for credit losses	$1,019,382	$877,852
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at March 31, 2018 and December 31, 2017 was comprised of government-guaranteed/insured loans totaling $18,308,000 and $19,228,000, respectively, and conventional loans totaling $975,128,000 and $834,129,000, respectively.

Note 8—Allowance for Credit Losses
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
During the three months ended March 31, 2018 and 2017, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
As discussed below, the Bank did not provide for any credit losses on its extensions of credit to members or mortgage loans held for portfolio during the three months ended March 31, 2018. For a discussion regarding the Bank's assessment of the impact of Hurricanes Harvey and Irma and the recent wildfires in California, see Note 16 - Commitments and Contingencies.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2018 or December 31, 2017.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At March 31, 2018 and December 31, 2017, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2018 and December 31, 2017, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
 Mortgage Loans — Government-guaranteed or government-insured. The Bank’s government-guaranteed or government-insured fixed-rate mortgage loans are guaranteed or insured by the Federal Housing Administration or the Department of Veterans Affairs and were acquired through the MPF program (as more fully described in the Bank’s 2017 10-K) in periods prior to 2004. Any losses from these loans are expected to be recovered from those entities. Any losses from these loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed or government-insured mortgage loans. Government-guaranteed or government-insured loans are not placed on nonaccrual status.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment by payment status for mortgage loans at March 31, 2018 and December 31, 2017 (dollars in thousands).

	March 31, 2018			December 31, 2017
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$6,546	$697	$7,243	$6,553	$983	$7,536
60-89 days delinquent	513	130	643	1,541	148	1,689
90 days or more delinquent	561	92	653	689	98	787
Total past due	7,620	919	8,539	8,783	1,229	10,012
Total current loans	998,161	17,583	1,015,744	853,653	18,203	871,856
Total mortgage loans	$1,005,781	$18,502	$1,024,283	$862,436	$19,432	$881,868

Other delinquency statistics:
In process of foreclosure (1)	$184	$—	$184	$212	$—	$212
Serious delinquency rate (2)	0.1%	0.5%	0.1%	0.1%	0.5%	0.1%
Past due 90 days or more and still accruing interest (3)	$—	$92	$92	$—	$98	$98
Nonaccrual loans	$561	$—	$561	$689	$—	$689
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At March 31, 2018 and December 31, 2017, the Bank’s other assets included $74,000 and $49,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At March 31, 2018 and December 31, 2017, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of these mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $271,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at March 31, 2018. There was no activity in the allowance for credit losses during the three months ended March 31, 2018 or 2017.

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of March 31, 2018 and December 31, 2017 (in thousands).

	March 31, 2018	December 31, 2017
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$271	$271

Recorded investment
Individually evaluated for impairment	$561	$689
Collectively evaluated for impairment	1,005,220	861,747
	$1,005,781	$862,436

Note 9—Consolidated Obligations
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligations are backed only by the financial resources of the 11 FHLBanks. Consolidated obligations are not obligations of, nor are they guaranteed by, the U.S. government. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, one or more of the FHLBanks specifies the amount of debt it wants issued on its behalf; the Bank receives the proceeds of only the debt issued on its behalf and records on its statements of condition only that portion of the consolidated obligations for which it has received the proceeds. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued to raise short-term funds and have maturities of one year or less. These notes are issued at a price that is less than their face amount and are redeemed at par value when they mature. For additional information regarding the FHLBanks’ joint and several liability on consolidated obligations, see Note 16.
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.019 trillion and $1.034 trillion at March 31, 2018 and December 31, 2017, respectively. The Bank was the primary obligor on $60.5 billion and $64.1 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2018 and December 31, 2017 (in thousands, at par value).

	March 31, 2018	December 31, 2017
Variable-rate	$16,035,000	$15,295,000
Fixed-rate	13,843,285	12,680,675
Step-up	3,742,500	3,379,500
Step-down	175,000	175,000
Total par value	$33,795,785	$31,530,175

At both March 31, 2018 and December 31, 2017, 89 percent of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.
Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2018 and December 31, 2017, by contractual maturity (dollars in thousands):

	March 31, 2018		December 31, 2017
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$19,455,455	1.68%	$17,981,240	1.36%
Due after one year through two years	3,829,705	1.52	3,858,175	1.32
Due after two years through three years	2,890,430	1.84	2,389,140	1.65
Due after three years through four years	2,356,335	1.64	2,585,200	1.60
Due after four years through five years	2,374,705	2.04	1,920,285	1.86
Due after five years	2,889,155	2.29	2,796,135	2.26
Total par value	33,795,785	1.75%	31,530,175	1.51%

Premiums	4,900		6,194
Discounts	(1,671)		(1,655)
Debt issuance costs	(2,459)		(2,238)
Hedging adjustments	(294,120)		(155,618)
Total	$33,502,435		$31,376,858

At March 31, 2018 and December 31, 2017, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2018	December 31, 2017
Non-callable bonds	$26,645,785	$25,228,675
Callable bonds	7,150,000	6,301,500
Total par value	$33,795,785	$31,530,175

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2018 and December 31, 2017, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2018	December 31, 2017
Due in one year or less	$26,216,455	$23,978,740
Due after one year through two years	3,413,705	3,637,175
Due after two years through three years	1,849,930	1,614,140
Due after three years through four years	994,335	1,208,200
Due after four years through five years	991,705	855,285
Due after five years	329,655	236,635
Total par value	$33,795,785	$31,530,175

     Discount Notes. At March 31, 2018 and December 31, 2017, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2018	$26,641,297	$26,711,433	1.49%

December 31, 2017	$32,510,758	$32,574,035	1.17%

Note 10—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$31,246	$22,871
AHP assessment	4,640	3,905
Grants funded, net of recaptured amounts	(3,712)	(2,847)
Balance, end of period	$32,174	$23,929

Note 11—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of March 31, 2018 or December 31, 2017.
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
For cleared derivatives, all transactions with each clearing member of each clearinghouse are netted pursuant to legally enforceable setoff rights. Cleared derivatives are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Effective January 3, 2017, one of the Bank's two clearinghouse counterparties made certain amendments to its rulebook that changed the legal characterization of variation margin payments on cleared derivatives to settlements on the contracts. Effective January 16, 2018, the Bank's other clearinghouse counterparty made similar amendments to its rulebook. Prior to the dates upon which these amendments became effective, the variation margin payments were in each case characterized as collateral pledged to secure outstanding credit exposure on the derivative contracts. Initial and variation margin (regardless of whether it is characterized as collateral or settlements) is typically delivered/paid (or returned/received) daily and is not subject to any maximum unsecured thresholds. The Bank offsets the fair value amounts recognized for cleared derivatives transacted with each clearing member of each clearinghouse (which fair value amounts include variation margin paid or received on daily settled contracts) and any cash collateral pledged or received.
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of March 31, 2018 and December 31, 2017 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
March 31, 2018

Assets

Derivatives
Bilateral derivatives	$19,638	$(15,107)	$4,531	$(4,192)	(2)	$339
Cleared derivatives	8,309	(7,486)	823	—		823
Total derivatives	27,947	(22,593)	5,354	(4,192)		1,162
Securities purchased under agreements to resell	4,950,000	—	4,950,000	(4,950,000)		—

Total assets	$4,977,947	$(22,593)	$4,955,354	$(4,954,192)		$1,162

Liabilities

Derivatives
Bilateral derivatives	$245,945	$(212,769)	$33,176	$—		$33,176
Cleared derivatives	9,386	(7,325)	2,061	(2,061)	(3)	—

Total liabilities	$255,331	$(220,094)	$35,237	$(2,061)		$33,176

December 31, 2017

Assets

Derivatives
Bilateral derivatives	$15,120	$(8,176)	$6,944	$(6,422)	(2)	$522
Cleared derivatives	225,852	(215,571)	10,281	—		10,281
Total derivatives	240,972	(223,747)	17,225	(6,422)		10,803
Securities purchased under agreements to resell	6,700,000	—	6,700,000	(6,700,000)		—

Total assets	$6,940,972	$(223,747)	$6,717,225	$(6,706,422)		$10,803

Liabilities

Derivatives
Bilateral derivatives	$155,703	$(145,537)	$10,166	$—		$10,166
Cleared derivatives	76,734	(75,940)	794	(794)	(4)	—

Total liabilities	$232,437	$(221,477)	$10,960	$(794)		$10,166
_____________________________

(1)
Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged other securities with an aggregate fair value of $761,372,000 at March 31, 2018 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

(4)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged other securities with an aggregate fair value of $746,436,000 at December 31, 2017 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 12—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of March 31, 2018, it was not a party to any forward rate agreements.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at March 31, 2018 and December 31, 2017 (in thousands).

	March 31, 2018			December 31, 2017
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,227,681	$7,852	$23,321	$5,055,945	$27,829	$29,110
Available-for-sale securities	15,154,534	11,205	29,502	14,282,321	177,066	107,822
Consolidated obligation bonds	15,765,230	3,005	177,183	14,374,040	1,510	85,669
Consolidated obligation discount notes	565,000	124	3	505,000	18,512	33
Interest rate swaptions related to advances	2,000	69	—	2,000	44	—
Total derivatives designated as hedging instruments under ASC 815	36,714,445	22,255	230,009	34,219,306	224,961	222,634
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	37,500	2	2	7,500	11	—
Available-for-sale securities	2,993	—	6	2,993	2	2
Mortgage loans held for portfolio	110,600	6	6	—	—	—
Intermediary transactions	2,336,245	4,380	24,968	2,338,039	15,573	9,630
Other	375,000	829	—	325,000	219	—
Mortgage delivery commitments	26,634	120	—	20,304	31	—
Interest rate caps
Held-to-maturity securities	1,200,000	15	—	1,200,000	4	—
Intermediary transactions	80,000	340	340	80,000	171	171
Total derivatives not designated as hedging instruments under ASC 815	4,168,972	5,692	25,322	3,973,836	16,011	9,803
Total derivatives before collateral and netting adjustments	$40,883,417	27,947	255,331	$38,193,142	240,972	232,437

Cash collateral and related accrued interest		—	(197,645)		(139,838)	(137,362)
Cash remitted in excess of variation margin requirements		(144)	—		—	(206)
Netting adjustments		(22,449)	(22,449)		(83,909)	(83,909)
Total collateral and netting adjustments(1)		(22,593)	(220,094)		(223,747)	(221,477)
Net derivative balances reported in statements of condition		$5,354	$35,237		$17,225	$10,960
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2018 and 2017 (in thousands).

	Gain (Loss) Recognized in Earnings for the
	Three Months Ended March 31,
	2018	2017
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$11,880	$1,102
Interest rate swaptions	25	(22)
Total net gain related to fair value hedge ineffectiveness	11,905	1,080
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	(9,028)	3,100
Net interest income on interest rate swaps	175	448
Interest rate caps	11	(161)
Mortgage delivery commitments	51	241
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(8,791)	3,628
Price alignment amount on variation margin for daily settled derivative contracts	(1,291)	119
Net gains on derivatives and hedging activities reported in the statements of income	$1,823	$4,827
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2018 and 2017 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)
Three Months Ended March 31, 2018
Advances	$36,267	$(36,149)	$118	$(1,698)
Available-for-sale securities	336,487	(322,639)	13,848	(11,682)
Consolidated obligation bonds	(140,551)	138,490	(2,061)	1,765
Total	$232,203	$(220,298)	$11,905	$(11,615)

Three Months Ended March 31, 2017
Advances	$13,723	$(13,637)	$86	$(10,899)
Available-for-sale securities	30,752	(31,464)	(712)	(30,678)
Consolidated obligation bonds	(7,459)	9,165	1,706	11,617
Total	$37,016	$(35,936)	$1,080	$(29,960)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives in ASC 815 cash flow hedging relationships that were recognized in other comprehensive income and the losses reclassified from AOCI into earnings for the three months ended March 31, 2018 and 2017 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Three Months Ended
	March 31,
	2018	2017
Interest rate swaps related to anticipated issuances of consolidated obligation discount notes
Amount of gains (losses) recognized in other comprehensive income on derivatives (effective portion)	$13,840	$(147)
Amount of losses reclassified from AOCI into interest expense (effective portion) (1)	310	800
Amount of losses recognized in net gains (losses) on derivatives and hedging activities (ineffective portion)	—	—
_____________________________

(1)	Represents net interest expense associated with the derivatives.

For the three months ended March 31, 2018 and 2017, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At March 31, 2018, $2,566,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At March 31, 2018, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The majority of the Bank's derivative contracts have been cleared through third-party central clearinghouses (as of March 31, 2018, the notional balance of cleared transactions outstanding totaled $26.9 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of March 31, 2018, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $12.7 billion and $1.2 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
The notional amount of the Bank's interest rate exchange agreements does not reflect its credit risk exposure, which is much less than the notional amount. The Bank's net credit risk exposure is based on the current estimated cost, on a present value basis, of replacing at current market rates all interest rate exchange agreements with individual counterparties, if those counterparties were to default, after taking into account the value of any cash and/or securities collateral held or remitted by the Bank. For counterparties with which the Bank is in a net gain position, the Bank has credit exposure when the collateral it is holding (if any) has a value less than the amount of the gain. For counterparties with which the Bank is in a net loss position, the Bank has credit exposure when it has delivered collateral with a value greater than the amount of the loss position. The net exposure on derivative agreements is presented in Note 11. Based on the netting provisions and collateral requirements associated with its derivative agreements and the creditworthiness of its derivative counterparties, Bank management does not currently anticipate any credit losses on its derivative agreements.

Note 13—Capital
At all times during the three months ended March 31, 2018, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$976,044	$3,324,210	$831,553	$3,265,641
Total capital	$2,603,993	$3,324,210	$2,740,972	$3,265,641
Total capital-to-assets ratio	4.00%	5.11%	4.00%	4.77%
Leverage capital	$3,254,992	$4,986,315	$3,426,215	$4,898,462
Leverage capital-to-assets ratio	5.00%	7.66%	5.00%	7.15%
Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2017, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.1 percent of outstanding advances, except as described below.
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
The Bank generally repurchases surplus stock quarterly. For the repurchase that occurred during the three months ended March 31, 2018, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 27, 2018, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2018, the Bank repurchased surplus stock totaling $233,659,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 27, 2018, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $5,363,000.

Note 14—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Service cost	$5	$6
Interest cost	5	5
Amortization of prior service cost	5	5
Amortization of net actuarial gain	(26)	(26)
Net periodic benefit credit	$(11)	$(10)

The components of net periodic benefit credit are reported in the income statement as described in Note 2.

Note 15—Estimated Fair Values
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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the three months ended March 31, 2018 and 2017, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2018 and December 31, 2017. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
The valuation techniques used to measure the fair values of the Bank’s financial instruments that are measured at fair value on the statement of condition are described below.
       Trading and available-for-sale securities. To value its U.S. Treasury Note classified as a trading security and all of its available-for-sale securities, the Bank obtains prices from three designated third-party pricing vendors when available.
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
As of March 31, 2018 and December 31, 2017, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
As the collateral (or variation margin in the case of daily settled contracts) and netting provisions of the Bank’s arrangements with its derivative counterparties significantly reduce the risk from nonperformance (see Note 11), the Bank does not consider its own nonperformance risk or the nonperformance risk associated with each of its counterparties to be a significant factor in the valuation of its derivative assets and liabilities. The Bank compares the fair values obtained from its pricing model to clearinghouse valuations (in the case of cleared derivatives) and non-binding dealer estimates (in the case of bilateral derivatives) and may also compare its fair values to those of similar instruments to ensure that the fair values are reasonable.
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

The Bank estimates the fair values of mortgage delivery commitments based upon the prices for to-be-announced ("TBA") securities, which represent quoted market prices for forward-settling agency MBS. The prices are adjusted for differences in coupon, cost to carry, vintage, remittance type and product type between the Bank's mortgage loan commitments and the referenced TBA MBS.
Other assets held at fair value. To value its mutual fund investments included in other assets, the Bank obtains quoted prices for the mutual funds.
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2018 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$39,488	$39,488	$39,488	$—		$—		$—
Interest-bearing deposits	325	325	—	325		—		—
Securities purchased under agreements to resell	4,950,000	4,950,000	—	4,950,000		—		—
Federal funds sold	6,675,000	6,675,000	—	6,675,000		—		—
Trading securities (1)	99,852	99,852	—	99,852		—		—
Available-for-sale securities (1)	14,981,003	14,981,003	—	14,981,003		—		—
Held-to-maturity securities	1,864,910	1,889,320	—	1,797,968	(2)	91,352	(3)	—
Advances	35,303,746	35,286,465	—	35,286,465		—		—
Mortgage loans held for portfolio, net	1,019,382	1,001,677	—	1,001,677		—		—
Accrued interest receivable	116,884	116,884	—	116,884		—		—
Derivative assets (1)	5,354	5,354	—	27,947		—		(22,593)
Other assets held at fair value (1)	13,050	13,050	13,050	—		—		—

Liabilities:
Deposits	886,596	886,549	—	886,549		—		—
Consolidated obligations
Discount notes	26,641,297	26,631,076	—	26,631,076		—		—
Bonds	33,502,435	33,447,692	—	33,447,692		—		—
Mandatorily redeemable capital stock	832	832	832	—		—		—
Accrued interest payable	77,563	77,563	—	77,563		—		—
Derivative liabilities (1)	35,237	35,237	—	255,331		—		(220,094)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of March 31, 2018.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

Note 16—Commitments and Contingencies

Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At March 31, 2018, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $959 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
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
At the time the storms struck, the Bank held interests totaling approximately $58 million (unpaid principal balance or “UPB”) in conventional mortgage loans acquired through the MPF Program and held for portfolio that were collateralized by properties located in the areas that were ultimately designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government (approximately $14 million UPB was collateralized by properties located in Hurricane Harvey disaster areas and approximately $44 million UPB was collateralized by properties located in Hurricane Irma disaster areas). As a percentage of balances as of March 31, 2018, the aggregate UPB represented approximately 5.7 percent of the Bank’s mortgage loans held for portfolio, less than 0.1 percent of the Bank’s total assets and approximately 6.0 percent of the Bank’s retained earnings. Under the terms of the MPF Program, all mortgagors are required to carry hazard insurance and, if the property is located in a federal government-designated flood zone, they must also carry flood insurance. Federal assistance may also be available to mortgagors affected by the storms. In addition, mortgage loans with a loan-to-value ratio greater than 80 percent are required to have private mortgage insurance (“PMI”). Members selling mortgage loans to the Bank under the MPF Program are also required to retain a portion of the credit risk associated with those loans (“MPF credit enhancements”). The Bank is still assessing the damage to the underlying properties and the potential for recovery under insurance policies and MPF credit enhancements. While it is not currently possible to quantify the ultimate impact of the hurricanes on its mortgage loan portfolio, the Bank believes the protections that are in place including, but not limited to, borrowers’ equity, PMI, hazard insurance and, if applicable, flood insurance, along with MPF credit enhancements, will limit any potential losses to an amount that will not have a material effect on the Bank’s financial condition or results of operations. As of March 31, 2018, none of these loans were 60 days or more delinquent and less than $1 million UPB of these loans were 30-59 days delinquent. In addition, only one of these loans was in forbearance.
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
Based on currently available information, the Bank has not recorded any reserves related to Hurricanes Harvey or Irma as of March 31, 2018. The Bank is continuing to evaluate the impact of the hurricanes on its mortgage loans held for portfolio and non-agency RMBS investments. If information becomes available indicating that any of these assets has been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.
The Bank has also evaluated the potential for losses resulting from Hurricanes Harvey and Irma on its advances and letters of credit. Based on its assessment, the Bank does not expect to incur any losses on advances or letters of credit.
Impact of California Wildfires. In October and December, 2017, several significant wildfires destroyed thousands of homes and businesses in Northern and Southern California, respectively. The Bank’s primary exposure to the destruction caused by these wildfires relates to its mortgage loans held for portfolio. At the time the fires occurred, the Bank held interests totaling approximately $83 million UPB in conventional mortgage loans acquired through the MPF Program that were collateralized by properties located in the areas that were ultimately designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government. As of March 31, 2018, this balance represented approximately 8.1 percent of the Bank’s mortgage loans held for portfolio, approximately 0.1 percent of the Bank’s total assets and approximately 8.5 percent of the Bank’s retained earnings. As noted in the discussion regarding Hurricanes Harvey and Irma, all mortgagors are required under the terms of the MPF Program to carry hazard insurance. For this reason and the other reasons set forth in that discussion, the Bank does not currently anticipate any material losses as a result of the California wildfires. As of March 31, 2018, none of these loans were delinquent and only one of the loans was in forbearance.

Other commitments and contingencies. At March 31, 2018 and December 31, 2017, the Bank had commitments to make additional advances totaling approximately $231,576,000 and $20,200,000, respectively. In addition, outstanding standby letters of credit totaled $16,374,715,000 and $16,215,472,000 at March 31, 2018 and December 31, 2017, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
In late 2017, the Bank entered into standby bond purchase agreements with one state housing associate within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At both March 31, 2018 and December 31, 2017, the Bank had outstanding standby bond purchase agreements totaling $207,663,000, each of which expires in 2022. The Bank was not required to purchase any bonds under these agreements during the three months ended March 31, 2018 or the year ended December 31, 2017.
At March 31, 2018 and December 31, 2017, the Bank had commitments to purchase conventional mortgage loans totaling $26,634,000 and $20,304,000, respectively, from certain of its members that participate in the MPF program.
At March 31, 2018 and December 31, 2017, the Bank had commitments to issue $80,000,000 and $55,000,000, respectively, of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at March 31, 2018, the Bank had commitments to issue $35,072,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at December 31, 2017.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of March 31, 2018 and December 31, 2017, the Bank had pledged cash collateral of $197,394,000 and $137,201,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of March 31, 2018 and December 31, 2017, the Bank had pledged securities with carrying values (and fair values) of $763,433,000 and $747,230,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.

Note 17— Transactions with Shareholders
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

Note 18 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the three months ended March 31, 2018. During the three months ended March 31, 2017, interest income from loans to other FHLBanks totaled $9,592. The following table summarizes the Bank’s loans to other FHLBanks during the three months ended March 31, 2017 (in thousands).

Three Months Ended March 31, 2017
Balance at January 1,	$290,000
Loans made to:
FHLBank of Boston	75,000
Collections from:
FHLBank of San Francisco	(290,000)
FHLBank of Boston	(75,000)
Balance at March 31,	$—
During the three months ended March 31, 2018 and 2017, interest expense on borrowings from other FHLBanks totaled $58,264 and $158, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of Indianapolis	300,000	—
FHLBank of Topeka	—	10,000
FHLBank of Boston	175,000	—
FHLBank of Cincinnati	500,000	—
FHLBank of Des Moines	500,000	—
Repayments to:
FHLBank of Indianapolis	(300,000)	—
FHLBank of Topeka	—	(10,000)
FHLBank of Boston	(175,000)	—
FHLBank of Cincinnati	(500,000)	—
FHLBank of Des Moines	(500,000)	—
Balance at March 31,	$—	$—

Note 19 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three months ended March 31, 2018 and 2017 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended March 31, 2018
Balance at January 1, 2018	$212,225	$20,185	$(13,601)	$1,517	$220,326
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	310	—	—	310
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(21)	(21)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	40,399	—	—	—	40,399
Unrealized gains on cash flow hedges	—	13,840	—	—	13,840
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	773	—	773
Total other comprehensive income (loss)	40,399	14,150	773	(21)	55,301
Balance at March 31, 2018	$252,624	$34,335	$(12,828)	$1,496	$275,627

Three Months Ended March 31, 2017
Balance at January 1, 2017	$58,587	$20,380	$(17,157)	$1,400	$63,210
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(670)	—	—	—	(670)
Losses on cash flow hedges included in interest expense	—	800	—	—	800
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(21)	(21)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	72,015	—	—	—	72,015
Unrealized losses on cash flow hedges	—	(147)	—	—	(147)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	993	—	993
Total other comprehensive income (loss)	71,345	653	993	(21)	72,970
Balance at March 31, 2017	$129,932	$21,033	$(16,164)	$1,379	$136,180

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2018 (the “2017 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies, credit unions, and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, substantially all of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of predominately conventional mortgage loans that were acquired through the Mortgage Partnership Finance® (“MPF”®) Program administered by the FHLBank of Chicago. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.

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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of March 31, 2018, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank’s profitability objective is to generate sufficient earnings to allow the Bank to continue to increase its retained earnings and pay dividends on capital stock at rates that meet the Bank's dividend targets. Currently, the Bank's target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter. The target range for quarterly dividends on Class B-2 Stock is currently an annualized rate that approximates the average one-month LIBOR rate for the preceding quarter plus 0.5 - 1.0 percent. While the Bank has had a long-standing practice of paying quarterly dividends, future dividend payments cannot be assured.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2018 and December 31, 2017.

MEMBERSHIP SUMMARY
	March 31, 2018	December 31, 2017
Commercial banks	595	608
Savings institutions	58	58
Credit unions	116	114
Insurance companies	36	35
Community Development Financial Institutions	6	6
Total members	811	821
Housing associates	8	8
Non-member borrowers	5	6
Total	824	835
Community Financial Institutions (“CFIs”) (1)	588	600
_____________________________

(1)
The figures shown reflect the number of institutions that were Community Financial Institutions as of March 31, 2018 and December 31, 2017 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2018, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2017, 2016 and 2015 of less than $1.173 billion. For 2017, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2016, 2015 and 2014 of less than $1.148 billion.
As of March 31, 2018, the Bank had 811 members. The decline in the Bank's membership during the first quarter of 2018 was largely attributable to intra-district merger activity.
Financial Market Conditions
Economic growth in the United States expanded during the first quarter of 2018. The gross domestic product increased at an annual rate of 2.3 percent during the first quarter of 2018, after also increasing at an annual rate of 2.3 percent during 2017. The nationwide unemployment rate was 4.1 percent at both March 31, 2018 and December 31, 2017. Housing prices continued to increase in most major metropolitan areas.
At a meeting that was held on March 20/21, 2018, the Federal Open Market Committee ("FOMC") raised its target for the federal funds rate to a range between 1.50 percent and 1.75 percent (from a range between 1.25 percent and 1.50 percent). Then at a meeting held on May 1/2, 2018, the FOMC maintained its target for the federal funds rate at a range between 1.50 percent and 1.75 percent and stated that it expects that economic conditions will evolve in a manner that will warrant further gradual increases in the federal funds rate. The FOMC further stated that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. In addition, through the first three months of 2018, the FOMC continued its balance sheet normalization program, which gradually reduces the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. The FOMC's next regular meeting is scheduled to occur on June 12/13, 2018.
One-month and three-month LIBOR increased during the first three months of 2018, with one-month and three-month LIBOR ending the first quarter at 1.88 percent and 2.31 percent, respectively, as compared to 1.56 percent and 1.69 percent, respectively, at the end of 2017.

The following table presents information on various market interest rates at March 31, 2018 and December 31, 2017 and various average market interest rates for the three-month periods ended March 31, 2018 and 2017.

	Ending Rate		Average Rate
	March 31, 2018	December 31, 2017	First Quarter 2018	First Quarter 2017
Federal Funds Target (1)	1.75%	1.50%	1.53%	0.80%
Average Effective Federal Funds Rate (2)	1.67%	1.33%	1.45%	0.70%
1-month LIBOR (1)	1.88%	1.56%	1.65%	0.83%
3-month LIBOR (1)	2.31%	1.69%	1.93%	1.07%
2-year LIBOR (1)	2.58%	2.08%	2.40%	1.56%
5-year LIBOR (1)	2.71%	2.24%	2.63%	2.03%
10-year LIBOR (1)	2.79%	2.40%	2.78%	2.38%
3-month U.S. Treasury (1)	1.73%	1.39%	1.58%	0.61%
2-year U.S. Treasury (1)	2.27%	1.89%	2.16%	1.24%
5-year U.S. Treasury (1)	2.56%	2.20%	2.53%	1.95%
10-year U.S. Treasury (1)	2.74%	2.40%	2.76%	2.45%
_____________________________

(1)	Source: Bloomberg (reflects upper end of target range)

(2)	Source: Federal Reserve Statistical Release

Year-to-Date 2018 Summary

•
The Bank ended the first quarter of 2018 with total assets of $65.1 billion compared with $68.5 billion at the end of 2017. The $3.4 billion decrease in total assets during the three-month period was attributable primarily to a $2.9 billion decrease in the Bank's short-term liquidity portfolio and a $1.2 billion decrease in the Bank's advances, partially offset by a $0.5 billion increase in the Bank's long-term investments and a $0.1 billion increase in mortgage loans held for portfolio.

•	Total advances decreased from $36.5 billion at December 31, 2017 to $35.3 billion at March 31, 2018.

•	During the first quarter of 2018, the Bank acquired $156.8 million (unpaid principal balance) of conventional mortgage loans through the MPF Program.

•
The Bank’s net income for the three months ended March 31, 2018 was $41.7 million, as compared to $35.1 million during the corresponding period in 2017. The increase of $6.6 million for the three months ended March 31, 2018 compared to the corresponding period in 2017 was due primarily to a $15.3 million increase in net interest income, offset by a $6.3 million decrease in non-interest income, a $1.7 million increase in non-interest expenses and a $0.7 million increase in the Bank's Affordable Housing Program expenses. For additional discussion, see the section entitled "Results of Operations" beginning on page 58 of this report.

•
At all times during the first three months of 2018, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $972.4 million at March 31, 2018 from $941.8 million at December 31, 2017. Retained earnings was 1.49 percent and 1.37 percent of total assets at March 31, 2018 and December 31, 2017, respectively.

•
During the first three months of 2018, the Bank paid dividends totaling $11.1 million. The Bank’s first quarter 2018 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017) and 2.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	First Quarter 2018	2017
		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$35,303,746	$36,460,524	$36,287,884	$34,132,238	$31,058,811
Investments (1)	28,571,090	30,941,464	29,255,476	28,122,619	26,040,636
Mortgage loans held for portfolio	1,019,653	878,123	576,947	379,026	178,248
Allowance for credit losses on mortgage loans	271	271	141	141	141
Total assets	65,099,832	68,524,301	66,449,883	62,862,497	57,525,685
Consolidated obligations — discount notes	26,641,297	32,510,758	31,438,766	28,014,878	22,783,297
Consolidated obligations — bonds	33,502,435	31,376,858	30,060,229	30,020,333	30,127,957
Total consolidated obligations(2)	60,143,732	63,887,616	61,498,995	58,035,211	52,911,254
Mandatorily redeemable capital stock(3)	832	5,941	7,032	23,146	2,865
Capital stock — putable	2,350,943	2,317,937	2,206,815	2,114,575	1,952,078
Unrestricted retained earnings	855,150	832,826	818,251	794,884	767,134
Restricted retained earnings	117,285	108,937	102,663	94,660	85,908
Total retained earnings	972,435	941,763	920,914	889,544	853,042
Accumulated other comprehensive income	275,627	220,326	160,856	133,186	136,180
Total capital	3,599,005	3,480,026	3,288,585	3,137,305	2,941,300
Dividends paid(3)	11,064	10,524	8,643	7,261	6,080
Income statement (for the quarter)
Net interest income after provision for loan losses	$68,093	$60,686	$62,492	$61,514	$52,746
Other income	2,274	573	5,463	7,890	8,557
Other expense	23,991	26,399	23,491	20,774	22,260
AHP assessment	4,640	3,487	4,451	4,867	3,905
Net income	41,736	31,373	40,013	43,763	35,138
Performance ratios
Net interest margin(4)	0.42%	0.38%	0.39%	0.42%	0.38%
Net interest spread (5)	0.34	0.32	0.32	0.37	0.34
Return on average assets	0.26	0.19	0.25	0.30	0.25
Return on average equity	4.63	3.71	4.83	5.74	4.83
Return on average capital stock (6)	6.99	5.57	7.12	8.55	7.05
Total average equity to average assets	5.61	5.26	5.12	5.23	5.21
Regulatory capital ratio(7)	5.11	4.77	4.72	4.82	4.88
Dividend payout ratio (3)(8)	26.51	33.54	21.60	16.59	17.30

_____________________________

(1)
Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.019 trillion, $1.034 trillion, $1.028 trillion, $1.012 trillion and $959 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $61 billion, $64 billion, $62 billion, $58 billion and $53 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $22 thousand, $30 thousand, $47 thousand, $8 thousand and $6 thousand for the quarters ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

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
In October and December 2017, several significant wildfires destroyed thousands of homes and businesses in Northern and Southern California, respectively. The Bank’s primary exposure to the destruction caused by these wildfires relates to its MPF mortgage loans held for portfolio.
For additional discussion, see "Item 1. Financial Statements" (specifically, Note 16 beginning on page 34) included in this report.

Financial Condition
The following table provides selected period-end balances as of March 31, 2018 and December 31, 2017, as well as selected average balances for the three-month period ended March 31, 2018 and the year ended December 31, 2017. As shown in the table, the Bank’s total assets decreased by 5.0 percent between December 31, 2017 and March 31, 2018, due primarily to decreases in the Bank's short-term liquidity portfolio ($2.9 billion) and advances ($1.2 billion), offset by increases in long-term investments ($0.5 billion) and mortgage loans held for portfolio ($0.1 billion). As the Bank’s assets decreased, the funding for those assets also decreased. During the three months ended March 31, 2018, total consolidated obligations decreased by $3.7 billion as consolidated obligation discount notes decreased by $5.8 billion and consolidated obligation bonds increased by $2.1 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2018
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2017
Advances	$35,304	$(1,157)	(3.2)%	$36,461
Short-term liquidity holdings
Securities purchased under agreements to resell	4,950	(1,750)	(26.1)%	6,700
Federal funds sold	6,675	(1,105)	(14.2)%	7,780
Long-term investments
Trading securities	100	(2)	(2.0)%	102
Available-for-sale securities	14,981	579	4.0%	14,402
Held-to-maturity securities	1,865	(80)	(4.1)%	1,945
Mortgage loans held for portfolio, net	1,019	141	16.1%	878
Total assets	65,100	(3,424)	(5.0)%	68,524
Consolidated obligations — bonds	33,502	2,125	6.8%	31,377
Consolidated obligations — discount notes	26,641	(5,870)	(18.1)%	32,511
Total consolidated obligations	60,143	(3,745)	(5.9)%	63,888
Mandatorily redeemable capital stock	1	(5)	(83.3)%	6
Capital stock	2,351	33	1.4%	2,318
Retained earnings	973	31	3.3%	942
Average total assets	65,144	4,336	7.1%	60,808
Average capital stock	2,421	286	13.4%	2,135
Average mandatorily redeemable capital stock	6	(3)	(33.3)%	9

Advances
The Bank's advances balances (at par value) decreased by $1.1 billion (3.1 percent) during the first three months of 2018, despite a $1.0 billion increase in advances to Comerica Bank, the Bank's largest borrower at March 31, 2018 and one of its two largest borrowers at December 31, 2017, and a $2.5 billion increase in advances to American General Life Insurance Company. The decrease in the Bank's advances was due primarily to reduced demand for overnight and medium-term advances from its other large members, which the Bank attributes to increases in the level of deposits at those institutions. The following table presents advances outstanding, by type of institution, as of March 31, 2018 and December 31, 2017.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial banks	$22,968	65%	$25,852	71%
Insurance companies	6,011	17	3,078	8
Savings institutions	3,508	10	3,903	11
Credit unions	2,746	8	3,479	10
Community Development Financial Institutions	10	—	12	—
Total member advances	35,243	100	36,324	100
Housing associates	86	—	126	—
Non-member borrowers	18	—	19	—
Total par value of advances	$35,347	100%	$36,469	100%
Total par value of advances outstanding to CFIs (1)	$6,815	19%	$7,273	20%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of March 31, 2018 and December 31, 2017 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2018, advances outstanding to the Bank’s five largest borrowers totaled $12.4 billion, representing 35.1% percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2017 totaled $10.6 billion, representing 29.2 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2018.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2018
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$3,800	10.8%
American General Life Insurance Company	3,148	8.9
Texas Capital Bank, N.A.	2,300	6.5
Iberiabank	1,658	4.7
Life Insurance Company of the Southwest	1,505	4.2
	$12,411	35.1%

The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2018 and December 31, 2017.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2018		December 31, 2017
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$20,659	58.5%	$24,796	68.0%
Adjustable/variable-rate indexed	13,371	37.8	10,297	28.2
Amortizing	1,317	3.7	1,376	3.8
Total par value	$35,347	100.0%	$36,469	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2017 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in the 2017 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Holdings
At March 31, 2018, the Bank’s short-term liquidity holdings were comprised of $6.7 billion of overnight federal funds sold and $5.0 billion of overnight reverse repurchase agreements. At December 31, 2017, the Bank’s short-term liquidity holdings were comprised of $7.8 billion of overnight federal funds sold and $6.7 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during the three months ended March 31, 2018 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. As of March 31, 2018, the Bank’s overnight federal funds sold consisted of $2.2 billion sold to counterparties rated double-A, $3.6 billion sold to counterparties rated single-A and $0.9 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2017 10-K. For the three months ended March 31, 2018, the Bank's core mission asset ("CMA") ratio was 63.6 percent. In comparison, the Bank's CMA ratio was 62.9 percent for the year ended December 31, 2017.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2018 and December 31, 2017 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
March 31, 2018	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$9	$469	$100	$578	$9
GSE obligations	—	5,890	—	5,890	—
State housing agency obligations	160	—	—	160	160
Other	—	173	—	173	—
Total debentures	169	6,532	100	6,801	169

Mortgage-backed securities ("MBS") portfolio
U.S. government-guaranteed residential MBS	2	—	—	2	2
GSE residential MBS	1,583	—	—	1,583	1,592
GSE commercial MBS	35	8,449	—	8,484	35
Non-agency residential MBS	76	—	—	76	91
Total MBS	1,696	8,449	—	10,145	1,720
Total long-term investments	$1,865	$14,981	$100	$16,946	$1,889

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2017	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$11	$479	$102	$592	$11
GSE obligations	—	6,003	—	6,003	—
State housing agency obligations	160	—	—	160	160
Other	—	174	—	174	—
Total debentures	171	6,656	102	6,929	171

Mortgage-backed securities portfolio
U.S. government-guaranteed residential MBS	2	—	—	2	2
GSE residential MBS	1,656	—	—	1,656	1,666
GSE commercial MBS	35	7,746	—	7,781	35
Non-agency residential MBS	81	—	—	81	97
Total MBS	1,774	7,746	—	9,520	1,800
Total long-term investments	$1,945	$14,402	$102	$16,449	$1,971

As of March 31, 2018, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), are currently rated triple-A by Moody's and Fitch. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table on page 49.

During the three months ended March 31, 2018, the Bank acquired (based on trade date) $905.5 million of GSE commercial MBS ("CMBS"). All of the Bank's CMBS holdings are backed by multi-family loans. During the three months ended March 31, 2018, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $81 million and $33 million, respectively. There were no sales of held-to-maturity or available-for-sale securities during the three months ended March 31, 2018.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At March 31, 2018, the Bank held $10.0 billion (amortized cost) of MBS, which represented 301 percent of its total regulatory capital as of that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
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
Gross unrealized losses on the Bank’s MBS investments increased from $4.9 million at December 31, 2017 to $9.5 million at March 31, 2018. As of March 31, 2018, $6.3 million of the gross unrealized losses related to the Bank’s holdings of GSE CMBS, $1.5 million related to non-agency RMBS and $1.7 million related to GSE RMBS. At March 31, 2018, gross unrealized losses associated with the Bank's non-MBS investments totaled $1.1 million.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2018 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of March 31, 2018. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$5,212	$5,212	$5,212	$5,129	$83
Triple-B	3	11,441	11,441	11,441	11,404	58
Single-B	6	17,601	17,479	15,388	16,823	672
Triple-C	12	62,454	54,788	44,051	57,912	704
Not Rated	1	88	89	89	84	5
Total	23	$96,796	$89,009	$76,181	$91,352	$1,522
At March 31, 2018, the Bank’s portfolio of non-agency RMBS was comprised of 4 securities with an aggregate unpaid principal balance of $11 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $86 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2017, the Bank’s portfolio of non-agency RMBS was comprised of 4 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $12 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $91 million. A summary of the Bank’s non-agency RMBS as of

December 31, 2017 by classification by the originator at the time of issuance and collateral type is presented in the 2017 10-K; there were no material changes to this information during the three months ended March 31, 2018.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of March 31, 2018 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report).
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through March 31, 2018, the Bank has amortized $0.6 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on these securities have totaled $2.0 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $3.9 million. Based on the cash flow analyses performed as of March 31, 2018, the Bank currently expects to recover in future periods an additional $7.2 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through March 31, 2018.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of March 31, 2018 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning January 1, 2018 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. None of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($1.7 billion par value at March 31, 2018) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2018, one-month LIBOR was 1.88 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 12.30 percent. The largest concentration of embedded effective caps ($1.4 billion) was between 6.00 percent and 6.50 percent. As of March 31, 2018, one-month LIBOR rates were 407 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.2 billion of interest rate caps with remaining maturities ranging from 6 months to 41 months as of March 31, 2018, and strike rates of 6.50 percent. If three-month LIBOR rises above 6.5 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between 6.50 percent and three-month LIBOR.
The following table provides a summary of the notional amounts and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of March 31, 2018.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount
Third quarter 2018	$200
First quarter 2019	250
Third quarter 2021 (1)	750
$1,200

(1) This cap is effective beginning in August 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.

Mortgage Loans Held For Portfolio
As of March 31, 2018 and December 31, 2017, mortgage loans held for portfolio (net of allowance for credit losses) were $1.019 billion and $878 million, respectively, representing approximately 1.6 percent and 1.3 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its Participating Financial Institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $975 million of the $993 million (unpaid principal balance) of mortgage loans on the Bank's balance sheet at March 31, 2018 were conventional loans, the vast majority of which were acquired since 2016. The remaining $18 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
During the three months ended March 31, 2018, the Bank acquired mortgage loans totaling $159 million ($157 million unpaid principal balance). All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans.
The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the required credit enhancement obligation ("CE Obligation") as specified in the master agreement (“Second Loss Credit Enhancement”). The FLA is a memo account that is used to track the Bank's exposure to losses until the CE Obligation is available to cover losses. The CE Obligation is the amount of credit enhancement needed for a master commitment to have an estimated rating that is equivalent to an investment grade rated MBS. Credit enhancement levels are set by the Bank using an NRSRO model and are currently set at a triple-B equivalent. The Bank assumes all losses in excess of the Second Loss Credit Enhancement.
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the three months ended March 31, 2018 and 2017, mortgage loan interest income was reduced by CE fees totaling $239,000 and $26,000, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $271,000 at both March 31, 2018 and December 31, 2017.
Over time, the Bank intends to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets. For the foreseeable future, the Bank intends to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.

Consolidated Obligations and Deposits
During the three months ended March 31, 2018, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $2.3 billion and its outstanding consolidated obligation discount notes decreased by $5.9 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2018 and December 31, 2017.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2018		December 31, 2017
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate	$16,035	47.4%	$15,295	48.5%
Fixed-rate
Non-callable	10,596	31.4	9,934	31.5
Callable	3,247	9.6	2,747	8.7
Step-up
Callable	3,728	11.0	3,379	10.7
Non-callable	15	—	—	—
Callable step-down	175	0.6	175	0.6
Total par value	$33,796	100.0%	$31,530	100.0%

During the first three months of 2018, the Bank issued $7.1 billion of consolidated obligation bonds and approximately $31.5 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes. At March 31, 2018 and December 31, 2017, discount notes comprised approximately 44 percent and 51 percent, respectively, of the Bank's total outstanding consolidated obligations. During the three months ended March 31, 2018, the Bank's bond issuance (based on par value) consisted of approximately $5.0 billion of variable-rate bonds, $1.1 billion of fixed-rate non-callable bonds (most of which were swapped), and $1.0 billion of swapped fixed-rate callable bonds (including step-up bonds).

The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 22 basis points during the three months ended March 31, 2018, compared to LIBOR minus 19 basis points during the three months ended December 31, 2017 and LIBOR minus 30 basis points during the three months ended March 31, 2017. Floating rate bond spreads (relative to LIBOR) improved to their historically most favorable level in February 2017 and have deteriorated since then as short-term rates have increased.

The cost of the Bank's discount notes increased during the first quarter of 2018 as a result of an anticipated and then actual increase in the target federal funds rate.

Demand and term deposits were $887 million and $844 million at March 31, 2018 and December 31, 2017, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.35 billion and $2.32 billion at March 31, 2018 and December 31, 2017, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $2.1 billion for the year ended December 31, 2017 to $2.4 billion for the three months ended March 31, 2018.
Mandatorily redeemable capital stock outstanding at March 31, 2018 and December 31, 2017 was $0.8 million and $5.9 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At March 31, 2018 and December 31, 2017, the Bank’s five largest shareholders collectively held $559 million and $482 million, respectively, of capital stock, which represented 23.8 percent and 20.7 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2018.

FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2018
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$162,800	6.9%
American General Life Insurance Company	136,467	5.8
Texas Capital Bank, N.A.	101,300	4.3
Iberiabank	89,114	3.8
Centennial Bank	69,420	3.0
	$559,101	23.8%
As of March 31, 2018, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
The following table presents outstanding capital stock, by type of institution, as of March 31, 2018 and December 31, 2017.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	March 31, 2018		December 31, 2017
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,540	65%	$1,608	69%
Credit unions	322	14	332	14
Insurance companies	294	13	179	8
Savings institutions	194	8	198	9
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,351	100	2,318	100
Mandatorily redeemable capital stock	1	—	6	—
Total regulatory capital stock	$2,352	100%	$2,324	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.1 percent of outstanding advances, except for advances that were funded under the Bank's special reduced stock advances offering that ran from October 21, 2015 through December 31, 2015. The activity-based investment requirement for those advances was (and continues to be) 2.0 percent of the outstanding advances. At March 31, 2018, these advances totaled approximately $1.2 billion. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchase that occurred during the three months ended March 31, 2018, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 27, 2018, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2018, the Bank repurchased surplus stock totaling $233.7 million, none of which was classified as mandatorily redeemable capital stock at that date.
On March 27, 2018, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $5.4 million.

At March 31, 2018, the Bank’s excess stock totaled $623.1 million, which represented 0.96 percent of the Bank’s total assets as of that date.
During the three months ended March 31, 2018, the Bank’s retained earnings increased by $30.6 million, from $941.8 million to $972.4 million. During this same period, the Bank paid dividends on capital stock totaling $11.1 million, which represented a weighted average annualized dividend rate of 1.96 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017) and 2.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2017 through December 31, 2017, were paid on March 28, 2018.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay quarterly dividends on Class B-1 Stock during the remainder of 2018 at annualized rates equal to average one-month LIBOR for the applicable dividend periods. Further, the Bank currently expects to pay quarterly dividends on Class B-2 Stock during the remainder of 2018 at annualized rates equal to average one-month LIBOR for the applicable dividend periods plus 1.0 percent.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2017 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At March 31, 2018, the Bank’s total risk-based capital requirement was $976 million, comprised of credit risk, market risk and operations risk capital requirements of $443 million, $308 million and $225 million, respectively, and its permanent capital was $3.3 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at March 31, 2018 or December 31, 2017. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2018, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2018, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.11 percent and 7.66 percent, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2018 and December 31, 2017, see “Item 1. Financial Statements” (specifically, Note 13 on page 30 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 12 beginning on page 24 of this report).
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2018 and December 31, 2017.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
March 31, 2018
Advances	$4,601	$629	$—	$38	$5,268
Investments	—	15,154	—	1,203	16,357
Mortgage loans held for portfolio	—	—	—	111	111
Consolidated obligation bonds	—	15,765	—	—	15,765
Consolidated obligation discount notes	—	—	565	—	565
Intermediary positions	—	—	—	2,416	2,416
Other	—	—	—	401	401
Total notional balance	$4,601	$31,548	$565	$4,169	$40,883
December 31, 2017
Advances	$4,338	$720	$—	$8	$5,066
Investments	—	14,282	—	1,203	15,485
Consolidated obligation bonds	—	14,374	—	—	14,374
Consolidated obligation discount notes	—	—	505	—	505
Intermediary positions	—	—	—	2,419	2,419
Other	—	—	—	344	344
Total notional balance	$4,338	$29,376	$505	$3,974	$38,193

The following table presents the earnings impact of derivatives and hedging activities during the three months ended March 31, 2018 and 2017.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet and Other	Total
Three Months Ended March 31, 2018
Amortization/accretion of hedging activities in net interest income (1)	$—	$10	$(1)	$—	$—	$9
Net interest settlements included in net interest income (2)	(2)	(22)	2	—	—	(22)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	14	(2)	—	—	12
Net loss on economic hedges	—	—	—	—	(9)	(9)
Price alignment amount	—	—	—	—	(1)	(1)
Total net gains (losses) on derivatives and hedging activities	—	14	(2)	—	(10)	2
Net impact of derivatives and hedging activities	$(2)	$2	$(1)	$—	$(10)	$(11)

Three Months Ended March 31, 2017
Amortization/accretion of hedging activities in net interest income (1)	$—	$17	$(1)	$—	$—	$16
Net interest settlements included in net interest income (2)	(11)	(48)	13	(1)	—	(47)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	(1)	2	—	—	1
Net gain on economic hedges	—	—	—	—	4	4
Total net gains (losses) on derivatives and hedging activities	—	(1)	2	—	4	5
Net impact of derivatives and hedging activities	$(11)	$(32)	$14	$(1)	$4	$(26)

_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of March 31, 2018, the Bank had cleared trades outstanding with notional amounts totaling $26.9 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of March 31, 2018, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $12.7 billion.

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
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2018.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Cleared derivatives (3)	—	$16,453.9	$1.0	$(0.1)	$733.7	$734.6
Liability positions with credit exposure
Single-A	1	60.0	(0.4)	0.4	—	—
Triple-B (4)	1	918.1	(13.4)	13.7	—	0.3
Cleared derivatives (3)	—	10,470.6	(2.0)	—	29.7	27.7
Total derivative positions with non-member counterparties to which the Bank had credit exposure	2	27,902.6	(14.8)	14.0	763.4	762.6
Liability positions without credit exposure (4)	16	11,746.0	(193.2)	183.5	—	—
Total non-member counterparties	18	39,648.6	(208.0)	$197.5	$763.4	$762.6

Member institutions
Interest rate exchange agreements (5)
Asset positions	5	101.3	4.1
Liability positions	6	1,106.9	(23.6)
Mortgage delivery commitments	—	26.6	0.1
Total member institutions	11	1,234.8	(19.4)

Total	29	$40,883.4	$(227.4)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of March 31, 2018.

(2)	Includes amounts that had not settled as of March 31, 2018.

(3)	Each of the counterparties to the Bank's cleared derivatives transactions is rated double-A.

(4)
The figures for the liability positions with credit exposure for the triple-B rated counterparty consisted of transactions with an entity that is affiliated with a non-member shareholder of the Bank. The figures for the liability positions without credit exposure included transactions with a counterparty that is affiliated with the same non-member shareholder of the Bank and transactions with another counterparty that is affiliated with a member institution. Transactions with those counterparties had an aggregate notional principal of $1.3 billion as of March 31, 2018.

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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including minimum initial margin requirements imposed by regulators. For additional discussion, see Item 1 - Business - Legislative and Regulatory Developments in the 2017 10-K.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 102 percent at both March 31, 2018 and December 31, 2017. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended March 31, 2018 and 2017 was $41.7 million and $35.1 million, respectively. The Bank’s net income for the three months ended March 31, 2018 represented an annualized return on average capital stock (“ROCS”) of 6.99 percent. In comparison, the Bank’s ROCS was 7.05 percent for the three months ended March 31, 2017. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended March 31, 2018 and 2017, the Bank’s income before assessments was $46.3 million and $39.0 million, respectively. As discussed in more detail below, the $7.3 million increase in income before assessments from period to period was attributable to a $15.3 million increase in net interest income, offset by a $6.3 million decrease in other income and a $1.7 million increase in other expense. The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended March 31, 2018, the Bank’s net interest income was $68.1 million compared to net interest income of $52.8 million for the comparable period in 2017. The increase in net interest income for the three-month period ended March 31, 2018 as compared to the corresponding period in 2017 was due primarily to an increase in the average balances of the Bank's interest-earning assets and an increase in the impact of the Bank's non-interest bearing funds. The Bank's average balance of interest-earning assets increased from $56.6 billion during the three months ended March 31, 2017 to $64.9 billion during the comparable period in 2018.
For the three months ended March 31, 2018 and 2017, the Bank’s net interest margin was 42 basis points and 38 basis points, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 34 basis points for both the three months ended March 31, 2018 and 2017.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 8 basis points during the three months ended March 31, 2018 compared to 4 basis points during the three months ended March 31, 2017. The increase in the impact of non-interest bearing funds is primarily due to the increase in short-term interest rates between the two periods, as well as an increase in the average balance of earning assets funded by the Bank's capital.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2018 and 2017.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$187	$1	1.67%	$227	$—	0.69%
Securities purchased under agreements to resell	1,865	7	1.56%	130	—	0.62%
Federal funds sold	8,035	29	1.46%	7,110	13	0.72%
Investments
Trading	100	1	2.27%	112	1	2.03%
Available-for-sale (3)	14,285	80	2.24%	13,322	49	1.47%
Held-to-maturity (3)	1,922	10	2.13%	2,462	8	1.34%
Advances (4)	37,592	157	1.67%	33,105	76	0.91%
Mortgage loans held for portfolio	954	9	3.62%	141	1	4.07%
Total earning assets	64,940	294	1.81%	56,609	148	1.05%
Cash and due from banks	37			32
Other assets	182			234
Derivatives netting adjustment (2)	(255)			(325)
Fair value adjustment on available-for-sale securities (3)	253			74
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(13)			(17)
Total assets	$65,144	294	1.80%	$56,607	148	1.05%
Liabilities and Capital
Interest-bearing deposits (2)	$865	3	1.31%	$1,098	1	0.60%
Consolidated obligations
Bonds	32,687	128	1.57%	29,178	62	0.85%
Discount notes	27,593	95	1.37%	23,151	32	0.55%
Mandatorily redeemable capital stock and other borrowings	22	—	1.52%	37	—	0.65%
Total interest-bearing liabilities	61,167	226	1.47%	53,464	95	0.71%
Other liabilities	578			519
Derivatives netting adjustment (2)	(255)			(325)
Total liabilities	61,490	226	1.47%	53,658	95	0.71%
Total capital	3,654			2,949
Total liabilities and capital	$65,144		1.38%	$56,607		0.67%
Net interest income		$68			$53
Net interest margin			0.42%			0.38%
Net interest spread			0.34%			0.34%
Impact of non-interest bearing funds			0.08%			0.04%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2018 and 2017 in the table above include $186 million and $226 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended March 31, 2018 and 2017 in the table above includes $68 million and $99 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods ended March 31, 2018 and 2017. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended
	March 31, 2018 vs. 2017
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$1	$1
Securities purchased under agreements to resell	6	1	7
Federal funds sold	2	14	16
Investments
Trading	—	—	—
Available-for-sale	4	27	31
Held-to-maturity	(2)	4	2
Advances	11	70	81
Mortgage loans held for portfolio	8	—	8
Total interest income	29	117	146
Interest expense
Interest-bearing deposits	—	2	2
Consolidated obligations
Bonds	8	58	66
Discount notes	7	56	63
Mandatorily redeemable capital stock and other borrowings	—	—	—
Total interest expense	15	116	131
Changes in net interest income	$14	$1	$15

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2018 and 2017.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net interest income (expense) associated with:
Member/offsetting swaps	$117	$54
Economic hedge derivatives related to advances	2	—
Economic hedge derivatives related to available-for-sale securities	(3)	(4)
Economic hedge derivatives related to consolidated obligation discount notes	—	(245)
Economic hedge derivatives related to mortgage loans held for portfolio	16	—
Interest rate basis swaps	—	144
Other stand-alone economic hedge derivatives	43	499
Total net interest income associated with economic hedge derivatives	175	448
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	26	—
Available-for-sale securities	83	7
Mortgage loans held for portfolio	(167)	—
Consolidated obligation discount notes	—	26
Interest rate basis swaps	—	467
Other stand-alone economic hedge derivatives	(8,834)	(385)
Mortgage delivery commitments	51	241
Interest rate caps related to held-to-maturity securities	11	(161)
Member/offsetting swaps and caps	(136)	2,985
Total fair value gains (losses) related to economic hedge derivatives	(8,966)	3,180
Price alignment amount on daily settled derivative contracts	(1,291)	119
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	118	86
Available-for-sale securities and associated hedges	13,848	(712)
Consolidated obligation bonds and associated hedges	(2,061)	1,706
Total fair value hedge ineffectiveness	11,905	1,080
Total net gains on derivatives and hedging activities	1,823	4,827
Net gains (losses) on trading securities	(2,348)	879
Net gains on other assets carried at fair value	13	—
Gains on sales of available-for-sale securities	—	670
Service fees	519	526
Letter of credit fees	2,146	1,648
Other, net	121	7
Total other	451	3,730
Total other income	$2,274	$8,557

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains of $11.9 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. A significant portion of the increase in fair value hedge ineffectiveness related to the Bank's available-for-sale securities portfolio and was due primarily to higher variability in long-term interest rates during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). For the three months ended March 31, 2018 and 2017, the net gains on derivatives associated with specific advances and available-for-sale securities that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $109,000 and $7,000, respectively.
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
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions since February 2016 in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the three months ended March 31, 2018 and 2017, the losses associated with stand-alone economic hedge derivatives used for this purpose were $8.8 million and $0.4 million, respectively.
From time to time, the Bank has entered into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally either receives three-month LIBOR and pays one-month LIBOR or receives one-month LIBOR and pays three-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the three months ended March 31, 2017, the Bank was a party to one interest rate basis swap with a notional amount of $1.0 billion. This swap agreement expired in May 2017. The Bank was not a party to any interest rate basis swaps during the three months ended March 31, 2018.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of March 31, 2018, 3 interest rate cap agreements having a total notional amount of $1.2 billion. The premiums paid for these caps totaled $4.3 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At March 31, 2018, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $15,000.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. During the three months ended March 31, 2018, the Bank did not have any outstanding discount note swaps that were used for this purpose.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $(136,000) and $2,985,000 for the three months ended March 31, 2018 and 2017, respectively.
Price Alignment Amount

Effective January 3, 2017, one of the Bank's two clearinghouse counterparties made certain amendments to its rulebook that changed the legal characterization of variation margin payments on cleared derivatives to settlements on the contracts. Effective January 16, 2018, the Bank's other clearinghouse counterparty made similar amendments to its rulebook. Prior to the dates upon which these amendments became effective, the variation margin payments were in each case characterized as collateral pledged to secure outstanding credit exposure on the derivative contracts. The Bank receives or pays a price alignment amount on the cumulative variation margin payments associated with these contracts. The price alignment amount approximates the amount of interest the Bank would have received or paid had the variation margin payments continued to be characterized as collateral.
Other
During the three months ended March 31, 2017, the Bank sold approximately $175 million (par value) of shorter maturity GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $0.7 million. The Bank did not sell any long-term investment securities during the three months ended March 31, 2018 nor did it sell any other long-term investment securities during the three months ended March 31, 2017.
During 2017 and the three months ended March 31, 2018, the Bank held a fixed-rate U.S. Treasury Note with a par value of $104.8 million that was classified as trading. Due to fluctuations in long-term interest rates, the unrealized gains (losses) on the U.S. Treasury Note were $(2.3) million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $24.0 million for the three months ended March 31, 2018 compared to $22.3 million for the corresponding period in 2017.
Compensation and benefits were $12.6 million for the three months ended March 31, 2018 compared to $13.7 million for the corresponding period in 2017. The decrease in compensation and benefits for the three months ended March 31, 2018, as compared to the corresponding period in 2017, was due largely to decreases in employee medical costs and employee separation costs. The Bank's average headcount was 201 employees and 212 employees for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the Bank employed 201 people, a decrease of 4 employees from December 31, 2017.
Other operating expenses for the three months ended March 31, 2018 were $7.8 million compared to $5.4 million for the corresponding period in 2017. The increase in other operating expenses for the three months ended March 31, 2018, as compared to the corresponding period in 2017, resulted primarily from increased usage of independent contractors to support various information technology initiatives in the Bank and higher legal fees.
Discretionary grants and donations were $1.4 million for the three months ended March 31, 2018 compared to $1.0 million for the corresponding period in 2017. The increase in discretionary grants and donations was due largely to $1.0 million of grants and donations that were made in the first quarter of 2018 to support recovery efforts in the areas impacted by Hurricane Harvey. In early September 2017, the Bank announced that it would make $6.7 million in funds available for special disaster relief grants for members’ employees and small businesses affected by the hurricane, as well as community-based organizations that were involved in recovery efforts. At the same time, the Bank also announced that it would provide $0.8 million in donations to a number of organizations to assist with disaster relief efforts. The majority of these funds ($6.5 million) were disbursed in late

2017, and the remainder ($1.0 million) was disbursed during the first quarter of 2018. As of March 31, 2018, there were no more funds available under this program.
Derivative clearing fees were $0.3 million for both the three months ended March 31, 2018 and 2017.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled approximately $1.9 million for both the three months ended March 31, 2018 and 2017.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $4.6 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2017 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2018.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper, U.S. Treasury Bills and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2018, the Bank’s short-term liquidity portfolio was comprised of $6.7 billion of overnight federal funds sold and $5.0 billion of overnight reverse repurchase agreements.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2018 or 2017.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2018, the Bank’s estimated operational liquidity requirement was $6.8 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $19.7 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2018, the Bank’s estimated contingent liquidity requirement was $9.9 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $16.7 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the three months ended March 31, 2018.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2017 is provided in the 2017 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2018.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 7 of this report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the 2017 10-K. The information provided in this item is intended to update the disclosures made in the 2017 10-K.
As a financial intermediary, the Bank is subject to interest rate risk. Changes in the level of interest rates, the slope of the interest rate yield curve, and/or the relationships (or spreads) between interest yields for different instruments have an impact on the Bank’s estimated market value of equity and its earnings. This risk arises from a variety of instruments that the Bank enters into on a regular basis in the normal course of its business.
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
The Bank has investments in residential mortgage-related assets, primarily CMOs and MPF mortgage loans, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making the effective maturities of these mortgage-based assets relatively more sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages as compared to other long-term investment securities that do not have prepayment features. A decline in interest rates generally accelerates mortgage refinancing activity, thus increasing prepayments and thereby shortening the effective maturity of the mortgage-related assets. Conversely, rising rates generally slow prepayment activity and lengthen a mortgage-related asset’s effective maturity.
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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the three months ended March 31, 2018.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2017 through March 2018. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2017	$3.566	$3.533	(0.93)%	$3.597	0.87%	$3.555	(0.31)%	$3.555	(0.31)%

January 2018	3.671	3.596	(2.04)%	3.736	1.77%	3.637	(0.93)%	3.689	0.49%
February 2018	3.811	3.755	(1.47)%	3.836	0.66%	3.788	(0.60)%	3.817	0.16%
March 2018	3.655	3.592	(1.72)%	3.654	(0.03)%	3.631	(0.66)%	3.653	(0.05)%
_____________________________

(1)	In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)
In the down 100 and down 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2017 through March 2018.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2017	0.25	(0.26)	(0.01)	0.01	0.49	0.75	(0.27)	0.71

January 2018	0.29	(0.26)	0.03	0.77	1.04	1.24	0.28	0.73
February 2018	0.27	(0.26)	0.01	0.43	0.75	0.97	(0.02)	0.61
March 2018	0.28	(0.28)	—	0.35	0.90	1.17	(0.35)	0.16
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	In the down 100 and down 200 scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the three months ended March 31, 2018.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2018 and December 31, 2017; (ii) Statements of Income for the Three Months Ended March 31, 2018 and 2017; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017; (iv) Statements of Capital for the Three Months Ended March 31, 2018 and 2017; (v) Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2018	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2018 and December 31, 2017; (ii) Statements of Income for the Three Months Ended March 31, 2018 and 2017; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017; (iv) Statements of Capital for the Three Months Ended March 31, 2018 and 2017; (v) Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2018.