Form 10-Q
period 2018-06-30
Federal Home Loan Bank of Dallas
filed 2018-08-10
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
At July 31, 2018, the registrant had outstanding 26,580,842 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$34,972	$87,965
Interest-bearing deposits	245	299
Securities purchased under agreements to resell (Note 11)	4,440,000	6,700,000
Federal funds sold	8,433,000	7,780,000
Trading securities (Note 3)	1,092,258	114,230
Available-for-sale securities (Notes 4, 11 and 16) ($787,893 and $747,230 pledged at June 30, 2018 and December 31, 2017, respectively, which could be rehypothecated)	15,069,028	14,402,398
Held-to-maturity securities (a) (Note 5)	1,772,893	1,944,537
Advances (Notes 6 and 8)	43,589,555	36,460,524
Mortgage loans held for portfolio, net of allowance for credit losses of $278 and $271 at June 30, 2018 and December 31, 2017, respectively (Notes 7 and 8)	1,321,815	877,852
Accrued interest receivable	137,073	110,957
Premises and equipment, net	16,856	17,099
Derivative assets (Notes 11 and 12)	5,629	17,225
Other assets (including $13,453 of securities held at fair value at June 30, 2018)	26,553	11,215
TOTAL ASSETS	$75,939,877	$68,524,301

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$968,272	$843,690
Non-interest bearing	19	19
Total deposits	968,291	843,709
Consolidated obligations (Note 9)
Discount notes	39,322,407	32,510,758
Bonds	31,141,214	31,376,858
Total consolidated obligations	70,463,621	63,887,616

Mandatorily redeemable capital stock	824	5,941
Accrued interest payable	86,520	69,756
Affordable Housing Program (Note 10)	34,225	31,246
Derivative liabilities (Notes 11 and 12)	50,071	10,960
Other liabilities (Note 4)	424,006	195,047
Total liabilities	72,027,558	65,044,275

Commitments and contingencies (Notes 8 and 16)

CAPITAL (Note 13)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 9,004,721 and 8,534,625 shares at June 30, 2018 and December 31, 2017, respectively	900,472	853,462
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 17,595,825 and 14,644,748 shares at June 30, 2018 and December 31, 2017, respectively	1,759,583	1,464,475
Total Class B Capital Stock	2,660,055	2,317,937
Retained earnings
Unrestricted	880,637	832,826
Restricted	127,051	108,937
Total retained earnings	1,007,688	941,763
Accumulated other comprehensive income (Note 19)	244,576	220,326
Total capital	3,912,319	3,480,026
TOTAL LIABILITIES AND CAPITAL	$75,939,877	$68,524,301
_____________________________

(a)	Fair values: $1,798,911 and $1,971,038 at June 30, 2018 and December 31, 2017, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST INCOME
Advances	$198,670	$95,724	$354,015	$171,137
Prepayment fees on advances, net	588	728	2,569	944
Interest-bearing deposits	939	550	1,708	938
Securities purchased under agreements to resell	15,745	1,524	22,924	1,722
Federal funds sold	17,417	17,663	46,405	30,325
Trading securities	2,597	580	3,166	1,148
Available-for-sale securities	104,402	56,543	184,360	105,585
Held-to-maturity securities	11,692	9,393	21,924	17,663
Mortgage loans held for portfolio	10,466	2,526	19,088	3,960
Total interest income	362,516	185,231	656,159	333,422
INTEREST EXPENSE
Consolidated obligations
Bonds	161,726	76,684	289,871	138,347
Discount notes	120,960	44,236	215,496	76,335
Deposits	3,794	2,750	6,579	4,375
Mandatorily redeemable capital stock	6	43	31	51
Other borrowings	18	4	77	54
Total interest expense	286,504	123,717	512,054	219,162
NET INTEREST INCOME	76,012	61,514	144,105	114,260
Provision for loan losses	7	—	7	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	76,005	61,514	144,098	114,260

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(542)	1,169	(2,890)	2,048
Net gains (losses) on derivatives and hedging activities	(2,347)	802	(524)	5,629
Net gains on other assets carried at fair value	202	—	215	—
Realized gains on sales of held-to-maturity securities	—	1,890	—	1,890
Realized gains on sales of available-for-sale securities	—	1,167	—	1,837
Letter of credit fees	2,265	1,745	4,411	3,393
Other, net	847	1,117	1,487	1,650
Total other income	425	7,890	2,699	16,447
OTHER EXPENSE
Compensation and benefits	11,683	12,485	24,235	26,171
Other operating expenses	8,266	6,274	16,115	11,712
Finance Agency	876	834	1,839	1,720
Office of Finance	838	641	1,768	1,605
Discretionary grants and donations	195	228	1,583	1,212
Derivative clearing fees	311	312	620	614
Total other expense	22,169	20,774	46,160	43,034
INCOME BEFORE ASSESSMENTS	54,261	48,630	100,637	87,673
Affordable Housing Program assessment	5,427	4,867	10,067	8,772
NET INCOME	$48,834	$43,763	$90,570	$78,901
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET INCOME	$48,834	$43,763	$90,570	$78,901
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(36,262)	2,225	4,137	74,240
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	(1,167)	—	(1,837)
Unrealized gains (losses) on cash flow hedges	4,726	(5,604)	18,566	(5,751)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income	(273)	636	37	1,436
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	780	937	1,553	1,930
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit credit	5	5	10	10
Amortization of net actuarial gain included in net periodic benefit credit	(27)	(26)	(53)	(52)
Total other comprehensive income (loss)	(31,051)	(2,994)	24,250	69,976
TOTAL COMPREHENSIVE INCOME	$17,783	$40,769	$114,820	$148,877

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2018	8,534	$853,462	14,645	$1,464,475	$832,826	$108,937	$941,763	$220,326	$3,480,026
Net transfers of shares between Class B-1 and Class B-2 Stock	7,806	780,627	(7,806)	(780,627)	—	—	—	—	—
Proceeds from sale of capital stock	104	10,447	10,757	1,075,735	—	—	—	—	1,086,182
Repurchase/redemption of capital stock	(7,682)	(768,189)	—	—	—	—	—	—	(768,189)
Shares reclassified to mandatorily redeemable capital stock	(3)	(386)	—	—	—	—	—	—	(386)
Comprehensive income
Net income	—	—	—	—	72,456	18,114	90,570	—	90,570
Other comprehensive income	—	—	—	—	—	—	—	24,250	24,250
Dividends on capital stock (a)
Cash	—	—	—	—	(133)	—	(133)	—	(133)
Mandatorily redeemable capital stock	—	—	—	—	(1)	—	(1)	—	(1)
Stock	245	24,511	—	—	(24,511)	—	(24,511)	—	—

BALANCE, JUNE 30, 2018	9,004	$900,472	17,596	$1,759,583	$880,637	$127,051	$1,007,688	$244,576	$3,912,319

BALANCE, JANUARY 1, 2017	6,904	$690,411	12,397	$1,239,737	$745,104	$78,880	$823,984	$63,210	$2,817,342
Net transfers of shares between Class B-1 and Class B-2 Stock	5,828	582,809	(5,828)	(582,809)	—	—	—	—	—
Proceeds from sale of capital stock	69	6,922	6,625	662,476	—	—	—	—	669,398
Repurchase/redemption of capital stock	(4,779)	(477,903)	—	—	—	—	—	—	(477,903)
Shares reclassified to mandatorily redeemable capital stock	(79)	(7,899)	(123)	(12,267)	—	—	—	—	(20,166)
Comprehensive income
Net income	—	—	—	—	63,121	15,780	78,901	—	78,901
Other comprehensive income	—	—	—	—	—	—	—	69,976	69,976
Dividends on capital stock (b)
Cash	—	—	—	—	(130)	—	(130)	—	(130)
Mandatorily redeemable capital stock	—	—	—	—	(113)	—	(113)	—	(113)
Stock	131	13,098	—	—	(13,098)	—	(13,098)	—	—

BALANCE, JUNE 30, 2017	8,074	$807,438	13,071	$1,307,137	$794,884	$94,660	$889,544	$133,186	$3,137,305

(a) Dividends were paid at annualized rates of 1.33 percent and 2.33 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2018 and annualized rates of 1.65 percent and 2.65 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2018.

(b) Dividends were paid at annualized rates of 0.599 percent and 1.599 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2017 and annualized rates of 0.83 percent and 1.83 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2017.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$90,570	$78,901
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	47,963	35,870
Concessions on consolidated obligations	2,692	1,893
Premises, equipment and computer software costs	1,824	1,808
Non-cash interest on mandatorily redeemable capital stock	47	12
Provision for loan losses	7	—
Gains on sales of held-to-maturity securities	—	(1,890)
Gains on sales of available-for-sale securities	—	(1,837)
Net gains on other assets carried at fair value	(215)	—
Net decrease (increase) in trading securities	2,890	(2,217)
Loss due to changes in net fair value adjustment on derivative and hedging activities	260,783	28,122
Increase in accrued interest receivable	(26,279)	(12,266)
Decrease (increase) in other assets	(2,213)	1,662
Increase in Affordable Housing Program (AHP) liability	2,979	4,197
Increase in accrued interest payable	16,747	13,798
Decrease in other liabilities	(5,182)	(3,669)
Total adjustments	302,043	65,483
Net cash provided by operating activities	392,613	144,384

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(64,922)	42,679
Net decrease (increase) in securities purchased under agreements to resell	2,260,000	(500,000)
Net increase in federal funds sold	(653,000)	(1,661,000)
Decrease in loan to other FHLBank	—	290,000
Purchase of trading securities	(991,320)	—
Purchases of available-for-sale securities	(1,064,115)	(1,437,108)
Proceeds from maturities of available-for-sale securities	181,281	275,616
Proceeds from sales of available-for-sale securities	—	250,262
Proceeds from sales of held-to-maturity securities	—	100,933
Proceeds from maturities of held-to-maturity securities	174,179	302,972
Purchases of held-to-maturity securities	—	(125,000)
Principal collected on advances	405,252,902	293,566,545
Advances made	(412,428,170)	(295,200,240)
Principal collected on mortgage loans held for portfolio	37,668	9,385
Purchases of mortgage loans held for portfolio	(482,238)	(264,430)
Purchases of premises, equipment and computer software	(2,384)	(2,161)
Net cash used in investing activities	(7,780,119)	(4,351,547)

	For the Six Months Ended
	June 30,
	2018	2017
FINANCING ACTIVITIES
Net increase in deposits, including swap collateral held	235,229	30,835
Net receipts (payments) on derivative contracts with financing elements	75,404	(46,475)
Net proceeds from issuance of consolidated obligations
Discount notes	143,693,045	148,237,989
Bonds	8,702,217	11,679,683
Debt issuance costs	(3,008)	(2,184)
Payments for maturing and retiring consolidated obligations
Discount notes	(136,911,184)	(147,170,903)
Bonds	(8,769,500)	(8,697,535)
Proceeds from issuance of capital stock	1,086,182	669,398
Payments for redemption of mandatorily redeemable capital stock	(5,550)	(563)
Payments for repurchase/redemption of capital stock	(768,189)	(477,903)
Cash dividends paid	(133)	(130)
Net cash provided by financing activities	7,334,513	4,222,212

Net increase (decrease) in cash and cash equivalents	(52,993)	15,049
Cash and cash equivalents at beginning of the period	87,965	27,696
Cash and cash equivalents at end of the period	$34,972	$42,745

Supplemental Disclosures:
Interest paid	$460,500	$197,709
AHP payments, net	$7,088	$4,575
Stock dividends issued	$24,511	$13,098
Dividends paid through issuance of mandatorily redeemable capital stock	$1	$113
Variation margin recharacterized as settlement payments on derivative contracts (Note 11)	$250,468	$72,053
Net capital stock reclassified to mandatorily redeemable capital stock	$386	$20,166

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
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued ASU 2017-07 "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"). ASU 2017-07 requires an employer to disaggregate the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost (net benefit cost). ASU 2017-07 requires an employer to report the service cost component in the same income statement line item as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Further, ASU 2017-07 allows only the service cost component of net benefit cost to be eligible for capitalization. For public business entities, the guidance in ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 are to be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net benefit cost in assets. Subsequent to the adoption of ASU 2017-07 on January 1, 2018, the Bank continues to report the service cost component of its net periodic postretirement benefit cost in compensation and benefits expense. On and after January 1, 2018, the Bank reports the other components of net periodic postretirement benefit cost (which in aggregate were credits of $17,000 and $33,000 for the three and six months ended June 30, 2018, respectively) in "other, net" in the other income (loss) section of the statement of income. Because the components of the Bank's net periodic postretirement benefit cost other than the service cost component were insignificant for the six months ended June 30, 2017 (see Note 14), such amounts were not reclassified and are reported in compensation and benefits expense for that period. The adoption of ASU 2017-07 did not have any impact on the Bank's financial condition.

Note 3—Trading Securities
Trading securities as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
U.S. Treasury Notes	$843,714	$102,148
U.S. Treasury Bills	248,544	—
Other	—	12,082
Total	$1,092,258	$114,230
Other trading securities consisted solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans. As discussed in Note 2, these investments were reclassified to other assets effective January 1, 2018.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of June 30, 2018 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$455,813	$9,675	$—	$465,488
GSE obligations	5,613,777	105,313	327	5,718,763
Other	170,988	970	—	171,958
	6,240,578	115,958	327	6,356,209
GSE commercial mortgage-backed securities	8,612,088	112,901	12,170	8,712,819
Total	$14,852,666	$228,859	$12,497	$15,069,028
Included in the table above are GSE commercial mortgage-backed securities ("MBS") that were purchased but which had not yet settled as of June 30, 2018. The aggregate amount due of $392,106,000 is included in other liabilities on the statement of condition at that date.
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

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of June 30, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	2	$148,109	$327	—	$—	$—	2	$148,109	$327
GSE commercial MBS	50	1,514,116	12,141	2	333	29	52	1,514,449	12,170
Total	52	$1,662,225	$12,468	2	$333	$29	54	$1,662,558	$12,497

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

At June 30, 2018, the gross unrealized losses on the Bank’s available-for-sale securities were $12,497,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of June 30, 2018, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures are rated triple-A by Moody's and Fitch, and are not rated by S&P. Based upon the Bank's assessment of the creditworthiness of the issuer of the GSE debentures that were in an unrealized loss position at June 30, 2018 and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at June 30, 2018 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2018.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2018 and December 31, 2017 are presented below (in thousands).

	June 30, 2018		December 31, 2017
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$396,443	$397,265	$238,017	$238,292
Due after one year through five years	2,432,258	2,463,982	2,756,755	2,786,327
Due after five years through ten years	3,277,190	3,356,222	3,341,470	3,407,595
Due after ten years	134,687	138,740	219,955	224,391
	6,240,578	6,356,209	6,556,197	6,656,605
GSE commercial MBS	8,612,088	8,712,819	7,633,976	7,745,793
Total	$14,852,666	$15,069,028	$14,190,173	$14,402,398
Interest Rate Payment Terms. At June 30, 2018 and December 31, 2017, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.

Sales of Securities. There were no sales of available-for-sale securities during the six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $79,838,000 and $248,425,000, respectively. Proceeds from the sales totaled $81,005,000 and $250,262,000, respectively, resulting in realized gains of $1,167,000 and $1,837,000, respectively.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2018 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$8,726	$—	$8,726	$4	$22	$8,708
State housing agency obligations	160,000	—	160,000	250	1,088	159,162
	168,726	—	168,726	254	1,110	167,870
Mortgage-backed securities
U.S. government-guaranteed residential MBS	1,599	—	1,599	5	—	1,604
GSE residential MBS	1,495,595	—	1,495,595	12,189	650	1,507,134
Non-agency residential MBS	83,757	12,048	71,709	15,758	350	87,117
GSE commercial MBS	35,264	—	35,264	—	78	35,186
	1,616,215	12,048	1,604,167	27,952	1,078	1,631,041
Total	$1,784,941	$12,048	$1,772,893	$28,206	$2,188	$1,798,911

Held-to-maturity securities as of December 31, 2017 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$10,774	$—	$10,774	$7	$20	$10,761
State housing agency obligations	160,000	—	160,000	537	304	160,233
	170,774	—	170,774	544	324	170,994
Mortgage-backed securities
U.S. government-guaranteed residential MBS	1,909	—	1,909	4	—	1,913
GSE residential MBS	1,655,625	—	1,655,625	12,336	1,630	1,666,331
Non-agency residential MBS	94,565	13,601	80,964	16,198	629	96,533
GSE commercial MBS	35,265	—	35,265	2	—	35,267
	1,787,364	13,601	1,773,763	28,540	2,259	1,800,044
Total	$1,958,138	$13,601	$1,944,537	$29,084	$2,583	$1,971,038

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of June 30, 2018. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income ("AOCI") and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$4,458	$22	—	$—	$—	1	$4,458	$22
State housing agency obligations	1	33,912	1,088	—	—	—	1	33,912	1,088
Mortgage-backed securities
GSE residential MBS	6	41,382	33	16	292,483	617	22	333,865	650
Non-agency residential MBS	2	2,568	18	12	43,730	1,109	14	46,298	1,127
GSE commercial MBS	1	35,186	78	—	—	—	1	35,186	78
Total	11	$117,506	$1,239	28	$336,213	$1,726	39	$453,719	$2,965

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

At June 30, 2018, the gross unrealized losses on the Bank’s held-to-maturity securities were $2,965,000, of which $1,127,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS, $750,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs and $1,088,000 were attributable to a security issued by a state housing agency.
As of June 30, 2018, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed obligation that was in an unrealized loss position at June 30, 2018 would not be settled at an amount less than the Bank's amortized cost basis in this investment. In addition, based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE MBS, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at June 30, 2018 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Finally, based upon the Bank's assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by the NRSROs, the Bank expects that the state housing agency debenture that was in an unrealized loss position at June 30, 2018 would not be settled at an amount less than the Bank’s amortized cost basis in this investment. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2018.

The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2018 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 23 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of June 30, 2018 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of June 30, 2018 assumed changes in home prices ranging from declines of 8 percent to increases of 13 percent over the 12-month period beginning April 1, 2018. For the vast majority of markets, the changes were projected to range from increases of 2 percent to 7 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired at June 30, 2018.
During the year ended December 31, 2016, one of the Bank's non-agency RMBS was determined to be other-than-temporarily impaired. In addition, 14 of the Bank's non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013.

The following table presents a rollforward for the three and six months ended June 30, 2018 and 2017 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance of credit losses, beginning of period	$9,203	$10,245	$9,443	$10,515
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(229)	(284)	(469)	(554)
Balance of credit losses, end of period	8,974	9,961	8,974	9,961
Cumulative principal shortfalls on securities held at end of period	(2,048)	(1,939)	(2,048)	(1,939)
Cumulative amortization of the time value of credit losses at end of period	690	510	690	510
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$7,616	$8,532	$7,616	$8,532
For a discussion regarding the Bank's assessment of the impact of Hurricanes Harvey and Irma on the Bank's non-agency RMBS holdings, see Note 16 - Commitments and Contingencies.
Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2018 and December 31, 2017 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2018			December 31, 2017
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$250	$250	$250	$1,425	$1,425	$1,427
Due after one year through five years	3,996	3,996	4,000	4,495	4,495	4,500
Due after five years through ten years	4,480	4,480	4,458	4,854	4,854	4,834
Due after ten years	160,000	160,000	159,162	160,000	160,000	160,233
	168,726	168,726	167,870	170,774	170,774	170,994
Mortgage-backed securities	1,616,215	1,604,167	1,631,041	1,787,364	1,773,763	1,800,044
Total	$1,784,941	$1,772,893	$1,798,911	$1,958,138	$1,944,537	$1,971,038

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $4,285,000 and $4,895,000 at June 30, 2018 and December 31, 2017, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Amortized cost of variable-rate held-to-maturity securities other than MBS	$168,726	$170,774
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	79	117
Collateralized mortgage obligations
Fixed-rate	177	220
Variable-rate	1,580,695	1,751,762
Variable-rate multi-family MBS	35,264	35,265
	1,616,215	1,787,364
Total	$1,784,941	$1,958,138

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2017 or the six months ended June 30, 2018.

Sales of Securities. There were no sales of held-to-maturity securities during the six months ended June 30, 2018 or the three months ended March 31, 2017. During the three months ended June 30, 2017, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $99,043,000. Proceeds from the sales totaled $100,933,000, resulting in realized gains of $1,890,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At June 30, 2018 and December 31, 2017, the Bank had advances outstanding at interest rates ranging from 0.66 percent to 8.27 percent and 0.54 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	June 30, 2018		December 31, 2017
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$4,826	1.55%

Due in one year or less	26,063,894	2.05	23,695,214	1.41
Due after one year through two years	2,435,124	2.25	1,735,507	1.64
Due after two years through three years	1,934,590	2.15	1,634,252	1.87
Due after three years through four years	445,440	2.26	639,113	1.94
Due after four years through five years	863,091	2.28	1,064,930	1.75
Due after five years	10,605,607	2.09	6,318,785	1.49
Amortizing advances	1,296,235	2.67	1,376,084	2.66
Total par value	43,643,981	2.10%	36,468,711	1.52%

Premiums	16		23
Deferred net prepayment fees	(9,869)		(11,271)
Commitment fees	(112)		(116)
Hedging adjustments	(44,461)		3,177
Total	$43,589,555		$36,460,524
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2018 and December 31, 2017, the Bank had aggregate prepayable and callable advances totaling $10,742,312,000 and $9,684,619,000, respectively.
The following table summarizes advances outstanding at June 30, 2018 and December 31, 2017, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2018	December 31, 2017
Overdrawn demand deposit accounts	$—	$4,826

Due in one year or less	36,543,623	30,795,524
Due after one year through two years	2,165,624	1,335,427
Due after two years through three years	1,211,090	941,452
Due after three years through four years	346,921	490,913
Due after four years through five years	644,141	538,660
Due after five years	1,436,347	985,825
Amortizing advances	1,296,235	1,376,084
Total par value	$43,643,981	$36,468,711

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2018 and December 31, 2017, the Bank had putable advances outstanding totaling $1,260,500,000 and $1,113,500,000, respectively.

The following table summarizes advances outstanding at June 30, 2018 and December 31, 2017, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2018	December 31, 2017
Overdrawn demand deposit accounts	$—	$4,826

Due in one year or less	27,018,894	24,269,214
Due after one year through two years	2,516,124	1,785,507
Due after two years through three years	1,977,090	1,641,752
Due after three years through four years	445,440	639,113
Due after four years through five years	818,091	1,029,930
Due after five years	9,572,107	5,722,285
Amortizing advances	1,296,235	1,376,084
Total par value	$43,643,981	$36,468,711

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Fixed-rate
Due in one year or less	$25,668,182	$20,628,666
Due after one year	6,717,184	5,543,774
Total fixed-rate	32,385,366	26,172,440
Variable-rate
Due in one year or less	458,686	3,154,361
Due after one year	10,799,929	7,141,910
Total variable-rate	11,258,615	10,296,271
Total par value	$43,643,981	$36,468,711

At June 30, 2018 and December 31, 2017, 17 percent and 19 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended June 30, 2018 and 2017, gross advance prepayment fees received from members/borrowers were $117,000 and $574,000, respectively, none of which were deferred. During the six months ended June 30, 2018 and 2017, gross advance prepayment fees received from members/borrowers were $1,759,000 and $866,000, respectively, of which $0 and $219,000, respectively, were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances during the six months ended June 30, 2018 or the three months ended June 30, 2017. During the three months ended March 31, 2017, symmetrical prepayment advances with an aggregate par value of $11,000,000 were prepaid. The difference by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $190,000 and were recorded in prepayment fees on advances, net of the associated hedging adjustments on the advances.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of June 30, 2018 and December 31, 2017 for mortgage loans held for portfolio (in thousands):

	June 30, 2018	December 31, 2017
Fixed-rate medium-term* single-family mortgages	$8,966	$9,279
Fixed-rate long-term single-family mortgages	1,280,422	844,078
Premiums	30,394	22,123
Discounts	(846)	(212)
Deferred net derivative gains associated with mortgage delivery commitments	3,157	2,855
Total mortgage loans held for portfolio	1,322,093	878,123
Less: allowance for credit losses	(278)	(271)
Total mortgage loans held for portfolio, net of allowance for credit losses	$1,321,815	$877,852
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at June 30, 2018 and December 31, 2017 was comprised of government-guaranteed/insured loans totaling $17,352,000 and $19,228,000, respectively, and conventional loans totaling $1,272,036,000 and $834,129,000, respectively.

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
During the six months ended June 30, 2018 and 2017, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
As discussed below, the Bank did not provide for any credit losses on its extensions of credit to members during the six months ended June 30, 2018. For a discussion regarding the Bank's assessment of the impact of Hurricanes Harvey and Irma and the California wildfires that occurred in the latter part of 2017, see Note 16 - Commitments and Contingencies.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2018 or December 31, 2017.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At June 30, 2018 and December 31, 2017, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2018 and December 31, 2017, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment by payment status for mortgage loans at June 30, 2018 and December 31, 2017 (dollars in thousands).

	June 30, 2018			December 31, 2017
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$6,264	$628	$6,892	$6,553	$983	$7,536
60-89 days delinquent	895	119	1,014	1,541	148	1,689
90 days or more delinquent	360	109	469	689	98	787
Total past due	7,519	856	8,375	8,783	1,229	10,012
Total current loans	1,302,670	16,679	1,319,349	853,653	18,203	871,856
Total mortgage loans	$1,310,189	$17,535	$1,327,724	$862,436	$19,432	$881,868

Other delinquency statistics:
In process of foreclosure (1)	$149	$17	$166	$212	$—	$212
Serious delinquency rate (2)	—%	0.6%	0.1%	0.1%	0.5%	0.1%
Past due 90 days or more and still accruing interest (3)	$—	$109	$109	$—	$98	$98
Nonaccrual loans	$360	$—	$360	$689	$—	$689
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At June 30, 2018 and December 31, 2017, the Bank’s other assets included $76,000 and $49,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At June 30, 2018 and December 31, 2017, the Bank did not have any troubled debt restructurings related to mortgage loans. At these dates, the estimated value of the collateral securing each nonaccrual loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of the nonaccrual mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $278,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at June 30, 2018. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance, beginning of period	$271	$141	$271	$141
Provision for credit losses	7	—	7	—
Balance, end of period	$278	$141	$278	$141

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of June 30, 2018 and December 31, 2017 (in thousands).

	June 30, 2018	December 31, 2017
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$278	$271

Recorded investment
Individually evaluated for impairment	$360	$689
Collectively evaluated for impairment	1,309,829	861,747
	$1,310,189	$862,436

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.060 trillion and $1.034 trillion at June 30, 2018 and December 31, 2017, respectively. The Bank was the primary obligor on $70.9 billion and $64.1 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2018 and December 31, 2017 (in thousands, at par value).

	June 30, 2018	December 31, 2017
Variable-rate	$13,959,850	$15,295,000
Fixed-rate	13,500,620	12,680,675
Step-up	3,777,500	3,379,500
Step-down	225,000	175,000
Total par value	$31,462,970	$31,530,175

At June 30, 2018 and December 31, 2017, 90 percent and 89 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2018 and December 31, 2017, by contractual maturity (dollars in thousands):

	June 30, 2018		December 31, 2017
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$16,615,550	1.85%	$17,981,240	1.36%
Due after one year through two years	3,882,630	1.71	3,858,175	1.32
Due after two years through three years	3,533,275	1.88	2,389,140	1.65
Due after three years through four years	2,009,195	1.81	2,585,200	1.60
Due after four years through five years	2,693,190	2.28	1,920,285	1.86
Due after five years	2,729,130	2.35	2,796,135	2.26
Total par value	31,462,970	1.91%	31,530,175	1.51%

Premiums	4,012		6,194
Discounts	(1,406)		(1,655)
Debt issuance costs	(2,554)		(2,238)
Hedging adjustments	(321,808)		(155,618)
Total	$31,141,214		$31,376,858

At June 30, 2018 and December 31, 2017, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2018	December 31, 2017
Non-callable bonds	$24,121,970	$25,228,675
Callable bonds	7,341,000	6,301,500
Total par value	$31,462,970	$31,530,175

The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2018 and December 31, 2017, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2018	December 31, 2017
Due in one year or less	$23,717,550	$23,978,740
Due after one year through two years	3,111,630	3,637,175
Due after two years through three years	2,199,775	1,614,140
Due after three years through four years	979,195	1,208,200
Due after four years through five years	1,298,190	855,285
Due after five years	156,630	236,635
Total par value	$31,462,970	$31,530,175

     Discount Notes. At June 30, 2018 and December 31, 2017, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

June 30, 2018	$39,322,407	$39,447,276	1.81%

December 31, 2017	$32,510,758	$32,574,035	1.17%

Note 10—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$31,246	$22,871
AHP assessment	10,067	8,772
Grants funded, net of recaptured amounts	(7,088)	(4,575)
Balance, end of period	$34,225	$27,068

Note 11—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of June 30, 2018 or December 31, 2017.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of June 30, 2018 and December 31, 2017 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
June 30, 2018

Assets

Derivatives
Bilateral derivatives	$28,657	$(24,955)	$3,702	$(3,111)	(2)	$591
Cleared derivatives	9,427	(7,500)	1,927	—		1,927
Total derivatives	38,084	(32,455)	5,629	(3,111)		2,518
Securities purchased under agreements to resell	4,440,000	—	4,440,000	(4,440,000)		—

Total assets	$4,478,084	$(32,455)	$4,445,629	$(4,443,111)		$2,518

Liabilities

Derivatives
Bilateral derivatives	$276,203	$(227,454)	$48,749	$—		$48,749
Cleared derivatives	8,737	(7,415)	1,322	(1,322)	(3)	—

Total liabilities	$284,940	$(234,869)	$50,071	$(1,322)		$48,749

December 31, 2017

Assets

Derivatives
Bilateral derivatives	$15,120	$(8,176)	$6,944	$(6,422)	(2)	$522
Cleared derivatives	225,852	(215,571)	10,281	—		10,281
Total derivatives	240,972	(223,747)	17,225	(6,422)		10,803
Securities purchased under agreements to resell	6,700,000	—	6,700,000	(6,700,000)		—

Total assets	$6,940,972	$(223,747)	$6,717,225	$(6,706,422)		$10,803

Liabilities

Derivatives
Bilateral derivatives	$155,703	$(145,537)	$10,166	$—		$10,166
Cleared derivatives	76,734	(75,940)	794	(794)	(4)	—

Total liabilities	$232,437	$(221,477)	$10,960	$(794)		$10,166
_____________________________

(1)
Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged other securities with an aggregate fair value of $786,571,000 at June 30, 2018 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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

Note 12—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of June 30, 2018, it was not a party to any forward rate agreements.
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
     Investment Securities and Mortgage Loans Held for Portfolio — The Bank has invested in agency and non-agency MBS and residential mortgage loans. The interest rate and prepayment risk associated with these investments is managed through consolidated obligations and/or derivatives. The Bank may manage prepayment and duration risk presented by some of these investments with either callable and/or non-callable consolidated obligations and/or interest rate exchange agreements, including interest rate swaps, swaptions and caps.
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
A significant portion of the Bank's trading securities are fixed-rate U.S. Treasury Notes that were acquired with short remaining terms to maturity. To convert these fixed-rate investment securities to a short-term floating rate, the Bank entered into fixed-for-floating interest rate exchange agreements that are indexed to the overnight index swap ("OIS") rate. These derivatives are treated as economic hedges.
The interest rate swaps and swaptions that are used by the Bank to hedge the risks associated with its mortgage loan portfolio are treated as economic hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at June 30, 2018 and December 31, 2017 (in thousands).

	June 30, 2018			December 31, 2017
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$5,379,984	$8,686	$16,734	$5,055,945	$27,829	$29,110
Available-for-sale securities	15,397,142	18,871	25,065	14,282,321	177,066	107,822
Consolidated obligation bonds	15,640,680	3,054	200,759	14,374,040	1,510	85,669
Consolidated obligation discount notes	653,000	159	26	505,000	18,512	33
Interest rate swaptions related to advances	—	—	—	2,000	44	—
Total derivatives designated as hedging instruments under ASC 815	37,070,806	30,770	242,584	34,219,306	224,961	222,634
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	7,500	—	—	7,500	11	—
Available-for-sale securities	2,992	—	3	2,993	2	2
Mortgage loans held for portfolio	130,600	126	54	—	—	—
Consolidated obligation bonds	50,000	170	—	—	—	—
Trading securities	750,000	—	13	—	—	—
Intermediary transactions	2,319,058	3,400	39,894	2,338,039	15,573	9,630
Other	425,000	649	—	325,000	219	—
Interest rate swaptions related to mortgage loans held for portfolio	40,000	442	—	—	—	—
Mortgage delivery commitments	37,049	122	—	20,304	31	—
Interest rate caps and floors
Held-to-maturity securities	1,200,000	13	—	1,200,000	4	—
Intermediary transactions	541,000	2,392	2,392	80,000	171	171
Total derivatives not designated as hedging instruments under ASC 815	5,503,199	7,314	42,356	3,973,836	16,011	9,803
Total derivatives before collateral and netting adjustments	$42,574,005	38,084	284,940	$38,193,142	240,972	232,437

Cash collateral and related accrued interest		—	(202,514)		(139,838)	(137,362)
Cash received or remitted in excess of variation margin requirements		(100)	—		—	(206)
Netting adjustments		(32,355)	(32,355)		(83,909)	(83,909)
Total collateral and netting adjustments(1)		(32,455)	(234,869)		(223,747)	(221,477)
Net derivative balances reported in statements of condition		$5,629	$50,071		$17,225	$10,960
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Gain (Loss) Recognized in Earnings for the		Gain (Loss) Recognized in Earnings for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$2,795	$(5,505)	$14,675	$(4,403)
Interest rate swaptions	(69)	(14)	(44)	(36)
Total net gain (loss) related to fair value hedge ineffectiveness	2,726	(5,519)	14,631	(4,439)
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	(2,748)	4,517	(11,776)	7,617
Net interest income (expense) on interest rate swaps	(298)	473	(123)	921
Interest rate swaptions	(125)	—	(125)	—
Interest rate caps	112	(73)	123	(234)
Mortgage delivery commitments	449	1,222	500	1,463
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(2,610)	6,139	(11,401)	9,767
Price alignment amount on variation margin for daily settled derivative contracts	(2,463)	182	(3,754)	301
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(2,347)	$802	$(524)	$5,629
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2018 and 2017 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)
Three Months Ended June 30, 2018
Advances	$11,379	$(11,302)	$77	$4,130
Available-for-sale securities	115,854	(109,663)	6,191	6,955
Consolidated obligation bonds	(31,217)	27,675	(3,542)	(13,256)
Total	$96,016	$(93,290)	$2,726	$(2,171)

Three Months Ended June 30, 2017
Advances	$(5,677)	$5,763	$86	$(8,887)
Available-for-sale securities	(115,083)	109,506	(5,577)	(27,727)
Consolidated obligation bonds	52,850	(52,878)	(28)	11,490
Total	$(67,910)	$62,391	$(5,519)	$(25,124)

Six Months Ended June 30, 2018
Advances	$47,646	$(47,451)	$195	$2,432
Available-for-sale securities	452,341	(432,302)	20,039	(4,727)
Consolidated obligation bonds	(171,768)	166,165	(5,603)	(11,491)
Total	$328,219	$(313,588)	$14,631	$(13,786)

Six Months Ended June 30, 2017
Advances	$8,046	$(7,874)	$172	$(19,786)
Available-for-sale securities	(84,331)	78,042	(6,289)	(58,405)
Consolidated obligation bonds	45,391	(43,713)	1,678	23,107
Total	$(30,894)	$26,455	$(4,439)	$(55,084)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives in ASC 815 cash flow hedging relationships that were recognized in other comprehensive income and the gains (losses) reclassified from AOCI into earnings for the three and six months ended June 30, 2018 and 2017 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest rate swaps related to anticipated issuances of consolidated obligation discount notes
Amount of gains (losses) recognized in other comprehensive income on derivatives (effective portion)	$4,726	$(5,604)	$18,566	$(5,751)
Amount of gains (losses) reclassified from AOCI into interest expense (effective portion) (1)	273	(636)	(37)	(1,436)
Amount of losses recognized in net gains (losses) on derivatives and hedging activities (ineffective portion)	—	—	—	—
_____________________________

(1)	Represents net interest income (expense) associated with the derivatives.

For the three and six months ended June 30, 2018 and 2017, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At June 30, 2018, $3,446,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At June 30, 2018, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The majority of the Bank's derivative contracts have been cleared through third-party central clearinghouses (as of June 30, 2018, the notional balance of cleared transactions outstanding totaled $28.6 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of June 30, 2018, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $12.5 billion and $1.4 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 13—Capital
At all times during the six months ended June 30, 2018, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$994,357	$3,668,567	$831,553	$3,265,641
Total capital	$3,037,595	$3,668,567	$2,740,972	$3,265,641
Total capital-to-assets ratio	4.00%	4.83%	4.00%	4.77%
Leverage capital	$3,796,994	$5,502,851	$3,426,215	$4,898,462
Leverage capital-to-assets ratio	5.00%	7.25%	5.00%	7.15%
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the six months ended June 30, 2018, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2018 and June 26, 2018, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2018 and June 26, 2018, the Bank repurchased surplus stock totaling $233,659,000 and $99,285,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 27, 2018 and June 26, 2018, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $5,363,000 and $22,000, respectively.

Note 14—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$5	$6	$10	$12
Interest cost	5	5	10	10
Amortization of prior service cost	5	5	10	10
Amortization of net actuarial gain	(27)	(26)	(53)	(52)
Net periodic benefit credit	$(12)	$(10)	$(23)	$(20)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the six months ended June 30, 2018 and 2017, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2018 and December 31, 2017. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
The valuation techniques used to measure the fair values of the Bank’s financial instruments that are measured at fair value on the statement of condition are described below.
       Trading and available-for-sale securities. To value its U.S. Treasury Notes and Bills classified as trading securities and all of its available-for-sale securities, the Bank obtains prices from three designated third-party pricing vendors when available.
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
As of June 30, 2018 and December 31, 2017, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
       Derivative assets/liabilities. The fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate curves (that is, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve) and, for agreements containing options, swaption volatility). The fair values of the Bank’s interest rate caps and floors are also estimated using a pricing model with inputs that are observable in the market (that is, cap/floor volatility, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
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
Other assets held at fair value. To value its mutual fund investments included in other assets as of June 30, 2018 and trading securities as of December 31, 2017, the Bank obtained quoted prices for the mutual funds.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2018 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$34,972	$34,972	$34,972	$—		$—		$—
Interest-bearing deposits	245	245	—	245		—		—
Securities purchased under agreements to resell	4,440,000	4,440,000	—	4,440,000		—		—
Federal funds sold	8,433,000	8,433,000	—	8,433,000		—		—
Trading securities (1)	1,092,258	1,092,258	—	1,092,258		—		—
Available-for-sale securities (1)	15,069,028	15,069,028	—	15,069,028		—		—
Held-to-maturity securities	1,772,893	1,798,911	—	1,711,794	(2)	87,117	(3)	—
Advances	43,589,555	43,568,467	—	43,568,467		—		—
Mortgage loans held for portfolio, net	1,321,815	1,301,918	—	1,301,918		—		—
Accrued interest receivable	137,073	137,073	—	137,073		—		—
Derivative assets (1)	5,629	5,629	—	38,084		—		(32,455)
Other assets held at fair value (1)	13,453	13,453	13,453	—		—		—

Liabilities:
Deposits	968,291	968,270	—	968,270		—		—
Consolidated obligations
Discount notes	39,322,407	39,313,300	—	39,313,300		—		—
Bonds	31,141,214	31,077,276	—	31,077,276		—		—
Mandatorily redeemable capital stock	824	824	824	—		—		—
Accrued interest payable	86,520	86,520	—	86,520		—		—
Derivative liabilities (1)	50,071	50,071	—	284,940		—		(234,869)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of June 30, 2018.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS, GSE RMBS and GSE commercial MBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

Note 16—Commitments and Contingencies

Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At June 30, 2018, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $989 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
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
At the time the storms struck, the Bank held interests totaling approximately $58 million (unpaid principal balance or “UPB”) in conventional mortgage loans acquired through the MPF Program and held for portfolio that were collateralized by properties located in the areas that were ultimately designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government (approximately $14 million UPB was collateralized by properties located in Hurricane Harvey disaster areas and approximately $44 million UPB was collateralized by properties located in Hurricane Irma disaster areas). As a percentage of balances as of June 30, 2018, the aggregate UPB represents approximately 4.4 percent of the Bank’s mortgage loans held for portfolio, less than 0.1 percent of the Bank’s total assets and approximately 5.8 percent of the Bank’s retained earnings. Under the terms of the MPF Program, all mortgagors are required to carry hazard insurance and, if the property is located in a federal government-designated flood zone, they must also carry flood insurance. Federal assistance may also be available to mortgagors affected by the storms. In addition, mortgage loans with a loan-to-value ratio greater than 80 percent are required to have private mortgage insurance (“PMI”). Members selling mortgage loans to the Bank under the MPF Program are also required to retain a portion of the credit risk associated with those loans (“MPF credit enhancements”). Based on its assessment, the Bank believes the protections that are in place including, but not limited to, borrowers’ equity, PMI, hazard insurance and, if applicable, flood insurance, along with MPF credit enhancements, will limit any potential losses to an amount that will not have a material effect on the Bank’s financial condition or results of operations. As of June 30, 2018, none of these loans were 60 days or more delinquent and $1.1 million UPB of these loans were 30-59 days delinquent. In addition, only four of these loans with an aggregate UPB of $0.2 million were in forbearance.
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
Based on currently available information, the Bank has not recorded any reserves related to Hurricanes Harvey or Irma. The Bank is continuing to monitor the impact of the hurricanes on its mortgage loans held for portfolio and non-agency RMBS investments. If information becomes available indicating that any of these assets has been impaired and the amount of the loss can be reasonably estimated, the Bank will record appropriate reserves at that time.
The Bank has also evaluated the potential for losses resulting from Hurricanes Harvey and Irma on its advances and letters of credit. Based on its assessment, the Bank does not expect to incur any losses on advances or letters of credit.
Impact of California Wildfires. In October and December, 2017, several significant wildfires destroyed thousands of homes and businesses in Northern and Southern California, respectively. The Bank’s primary exposure to the destruction caused by these wildfires relates to its mortgage loans held for portfolio. At the time the fires occurred, the Bank held interests totaling approximately $83 million UPB in conventional mortgage loans acquired through the MPF Program that were collateralized by properties located in the areas that were ultimately designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government. As of June 30, 2018, this balance represents approximately 6.3 percent of the Bank’s mortgage loans held for portfolio, approximately 0.1 percent of the Bank’s total assets and approximately 8.2 percent of the Bank’s retained earnings. As noted in the discussion regarding Hurricanes Harvey and Irma, all mortgagors are required under the terms of the MPF Program to carry hazard insurance. For this reason and the other reasons set forth in that discussion, the Bank does not currently anticipate any material losses as a result of the California wildfires. As of June 30, 2018, none of these loans were 60 days or more delinquent and $28,000 UPB of these loans were 30-59 days delinquent. In addition, only two of these loans with an aggregate UPB of $0.8 million were in forbearance.

Other commitments and contingencies. At June 30, 2018 and December 31, 2017, the Bank had commitments to make additional advances totaling approximately $23,922,000 and $20,200,000, respectively. In addition, outstanding standby letters of credit totaled $16,635,515,000 and $16,215,472,000 at June 30, 2018 and December 31, 2017, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
In late 2017 and June 2018, the Bank entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At June 30, 2018 and December 31, 2017, the Bank had outstanding standby bond purchase agreements totaling $455,685,000 and $207,663,000, respectively. At June 30, 2018, standby bond purchase agreements totaling $202,192,000 and $253,493,000 expire in 2022 and 2023, respectively. The Bank was not required to purchase any bonds under these agreements during the six months ended June 30, 2018 or the year ended December 31, 2017.
At June 30, 2018 and December 31, 2017, the Bank had commitments to purchase conventional mortgage loans totaling $37,049,000 and $20,304,000, respectively, from certain of its members that participate in the MPF program.
At June 30, 2018 and December 31, 2017, the Bank had commitments to issue $40,000,000 and $55,000,000, respectively, of consolidated obligation bonds, of which $18,000,000 and $55,000,000, respectively, were hedged with interest rate swaps. In addition, at June 30, 2018, the Bank had commitments to issue $174,935,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at December 31, 2017.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of June 30, 2018 and December 31, 2017, the Bank had pledged cash collateral of $202,177,000 and $137,201,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of June 30, 2018 and December 31, 2017, the Bank had pledged securities with carrying values (and fair values) of $787,893,000 and $747,230,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Note 18 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the six months ended June 30, 2018. During the six months ended June 30, 2017, interest income from loans to other FHLBanks totaled $13,425. The following table summarizes the Bank’s loans to other FHLBanks during the six months ended June 30, 2017 (in thousands).

Six Months Ended June 30, 2017
Balance at January 1, 2017	$290,000
Loans made to:
FHLBank of Boston	225,000
Collections from:
FHLBank of San Francisco	(290,000)
FHLBank of Boston	(225,000)
Balance at June 30, 2017	$—

During the six months ended June 30, 2018 and 2017, interest expense on borrowings from other FHLBanks totaled $74,639 and $486, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2018 and 2017 (in thousands).

	Six Months Ended June 30,
	2018	2017
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	45,000	—
FHLBank of Indianapolis	600,000	10,000
FHLBank of Topeka	—	10,000
FHLBank of Boston	175,000	—
FHLBank of Cincinnati	500,000	—
FHLBank of Des Moines	500,000	—
Repayments to:
FHLBank of San Francisco	(45,000)	—
FHLBank of Indianapolis	(600,000)	(10,000)
FHLBank of Topeka	—	(10,000)
FHLBank of Boston	(175,000)	—
FHLBank of Cincinnati	(500,000)	—
FHLBank of Des Moines	(500,000)	—
Balance at June 30,	$—	$—

Note 19 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended June 30, 2018
Balance at April 1, 2018	$252,624	$34,335	$(12,828)	$1,496	$275,627
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(273)	—	—	(273)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(22)	(22)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(36,262)	—	—	—	(36,262)
Unrealized gains on cash flow hedges	—	4,726	—	—	4,726
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	780	—	780
Total other comprehensive income (loss)	(36,262)	4,453	780	(22)	(31,051)
Balance at June 30, 2018	$216,362	$38,788	$(12,048)	$1,474	$244,576

Three Months Ended June 30, 2017
Balance at April 1, 2017	$129,932	$21,033	$(16,164)	$1,379	$136,180
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(1,167)	—	—	—	(1,167)
Losses on cash flow hedges included in interest expense	—	636	—	—	636
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(21)	(21)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	2,225	—	—	—	2,225
Unrealized losses on cash flow hedges	—	(5,604)	—	—	(5,604)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	937	—	937
Total other comprehensive income (loss)	1,058	(4,968)	937	(21)	(2,994)
Balance at June 30, 2017	$130,990	$16,065	$(15,227)	$1,358	$133,186

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Six Months Ended June 30, 2018
Balance at January 1, 2018	$212,225	$20,185	$(13,601)	$1,517	$220,326
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	37	—	—	37
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(43)	(43)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	4,137	—	—	—	4,137
Unrealized gains on cash flow hedges	—	18,566	—	—	18,566
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,553	—	1,553
Total other comprehensive income (loss)	4,137	18,603	1,553	(43)	24,250
Balance at June 30, 2018	$216,362	$38,788	$(12,048)	$1,474	$244,576

Six Months Ended June 30, 2017
Balance at January 1, 2017	$58,587	$20,380	$(17,157)	$1,400	$63,210
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(1,837)	—	—	—	(1,837)
Losses on cash flow hedges included in interest expense	—	1,436	—	—	1,436
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(42)	(42)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	74,240	—	—	—	74,240
Unrealized losses on cash flow hedges	—	(5,751)	—	—	(5,751)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,930	—	1,930
Total other comprehensive income (loss)	72,403	(4,315)	1,930	(42)	69,976
Balance at June 30, 2017	$130,990	$16,065	$(15,227)	$1,358	$133,186
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of June 30, 2018, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2018 and December 31, 2017.

MEMBERSHIP SUMMARY
	June 30, 2018	December 31, 2017
Commercial banks	596	608
Savings institutions	57	58
Credit unions	116	114
Insurance companies	37	35
Community Development Financial Institutions	7	6
Total members	813	821
Housing associates	8	8
Non-member borrowers	5	6
Total	826	835
Community Financial Institutions (“CFIs”) (1)	584	600
_____________________________

(1)
The figures shown reflect the number of institutions that were Community Financial Institutions as of June 30, 2018 and December 31, 2017 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2018, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2017, 2016 and 2015 of less than $1.173 billion. For 2017, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2016, 2015 and 2014 of less than $1.148 billion.
As of June 30, 2018, the Bank had 813 members. The decline in the Bank's membership during the first six months of 2018 was largely attributable to intra-district merger activity.
Financial Market Conditions
Economic growth in the United States expanded during the second quarter of 2018. The gross domestic product increased at an annual rate of 4.1 percent during the second quarter of 2018, after increasing at an annual rate of 2.2 percent during the first quarter of 2018 and 2.2 percent during 2017. The nationwide unemployment rate was 4.0 percent at June 30, 2018, down slightly from 4.1 percent at both March 31, 2018 and December 31, 2017. Housing prices continued to increase in most major metropolitan areas.
At a meeting that was held on March 20/21, 2018, the Federal Open Market Committee ("FOMC") raised its target for the federal funds rate to a range between 1.50 percent and 1.75 percent (from a range between 1.25 percent and 1.50 percent). The FOMC further raised its target for the federal funds rate to a range between 1.75 percent and 2.00 percent at a meeting held on June 12/13, 2018. At a meeting held on July 31/August 1, 2018, the FOMC maintained its target for the federal funds rate at a range between 1.75 percent and 2.00 percent and stated that it expects that further gradual increases in the target range for the federal funds rate will be consistent with sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC's symmetric 2 percent objective over the medium term. In addition, through the first six months of 2018, the FOMC continued its balance sheet normalization program, which gradually reduces the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. The FOMC's next regular meeting is scheduled to occur on September 25/26, 2018.
One-month and three-month LIBOR increased during the first six months of 2018, with one-month and three-month LIBOR ending the second quarter at 2.09 percent and 2.34 percent, respectively, as compared to 1.56 percent and 1.69 percent, respectively, at the end of 2017.

The following table presents information on various market interest rates at June 30, 2018 and December 31, 2017 and various average market interest rates for the three and six-month periods ended June 30, 2018 and 2017.

	Ending Rate		Average Rate		Average Rate
	June 30, 2018	December 31, 2017	Second Quarter 2018	Second Quarter 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Federal Funds Target (1)	2.00%	1.50%	1.80%	1.05%	1.67%	0.92%
Average Effective Federal Funds Rate (2)	1.91%	1.33%	1.76%	0.95%	1.59%	0.83%
1-month LIBOR (1)	2.09%	1.56%	1.97%	1.06%	1.81%	0.94%
3-month LIBOR (1)	2.34%	1.69%	2.34%	1.20%	2.13%	1.14%
2-year LIBOR (1)	2.79%	2.08%	2.74%	1.55%	2.57%	1.55%
5-year LIBOR (1)	2.89%	2.24%	2.89%	1.90%	2.76%	1.96%
10-year LIBOR (1)	2.93%	2.40%	2.97%	2.22%	2.87%	2.30%
3-month U.S. Treasury (1)	1.93%	1.39%	1.87%	0.91%	1.73%	0.76%
2-year U.S. Treasury (1)	2.52%	1.89%	2.48%	1.30%	2.32%	1.27%
5-year U.S. Treasury (1)	2.73%	2.20%	2.77%	1.81%	2.65%	1.88%
10-year U.S. Treasury (1)	2.85%	2.40%	2.92%	2.26%	2.84%	2.35%
_____________________________

(1)	Source: Bloomberg (reflects upper end of target range)

(2)	Source: Federal Reserve Statistical Release

Year-to-Date 2018 Summary

•
The Bank ended the second quarter of 2018 with total assets of $75.9 billion compared with $68.5 billion at the end of 2017. The $7.4 billion increase in total assets for the six months ended June 30, 2018 was attributable primarily to increases in the Bank's advances ($7.1 billion), long-term investments ($0.5 billion) and mortgage loans held for portfolio ($0.4 billion), partially offset by a decrease in the Bank's short-term liquidity portfolio ($0.6 billion).

•	Total advances increased from $36.5 billion at December 31, 2017 to $43.6 billion at June 30, 2018.

•	Mortgage loans held for portfolio increased from $0.9 billion at December 31, 2017 to $1.3 billion at June 30, 2018.

•
The Bank’s net income for the three and six months ended June 30, 2018 was $48.8 million and $90.6 million, respectively, as compared to $43.8 million and $78.9 million, respectively during the corresponding periods in 2017. The increase of $5.0 million for the three months ended June 30, 2018 compared to the corresponding period in 2017 was due to a $14.5 million increase in net interest income, offset by a $7.5 million decrease in non-interest income, a $1.4 million increase in non-interest expenses and a $0.6 million increase in the Bank's Affordable Housing Program assessment. The increase of $11.7 million for the six months ended June 30, 2018 compared to the corresponding period in 2017 was due to a $29.8 million increase in net interest income, offset by a $13.7 million decrease in non-interest income, a $3.1 million increase in non-interest expenses and a $1.3 million increase in the Bank's Affordable Housing Program assessment. For additional discussion, see the section entitled "Results of Operations" beginning on page 61 of this report.

•
At all times during the first six months of 2018, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $1.0 billion at June 30, 2018 from $941.8 million at December 31, 2017. Retained earnings was 1.33 percent and 1.37 percent of total assets at June 30, 2018 and December 31, 2017, respectively.

•
During the first six months of 2018, the Bank paid dividends totaling $24.6 million. The Bank’s first quarter 2018 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017) and 2.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017 plus 1.0 percent), respectively. The Bank’s second quarter 2018 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.65 percent (a rate equal to average one-month LIBOR for the first quarter of 2018) and 2.65 percent (a rate equal to average one-month LIBOR for the first quarter of 2018 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2018			2017
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$43,589,555	$35,303,746	$36,460,524	$36,287,884	$34,132,238
Investments (1)	30,807,424	28,571,090	30,941,464	29,255,476	28,122,619
Mortgage loans held for portfolio	1,322,093	1,019,653	878,123	576,947	379,026
Allowance for credit losses on mortgage loans	278	271	271	141	141
Total assets	75,939,877	65,099,832	68,524,301	66,449,883	62,862,497
Consolidated obligations — discount notes	39,322,407	26,641,297	32,510,758	31,438,766	28,014,878
Consolidated obligations — bonds	31,141,214	33,502,435	31,376,858	30,060,229	30,020,333
Total consolidated obligations(2)	70,463,621	60,143,732	63,887,616	61,498,995	58,035,211
Mandatorily redeemable capital stock(3)	824	832	5,941	7,032	23,146
Capital stock — putable	2,660,055	2,350,943	2,317,937	2,206,815	2,114,575
Unrestricted retained earnings	880,637	855,150	832,826	818,251	794,884
Restricted retained earnings	127,051	117,285	108,937	102,663	94,660
Total retained earnings	1,007,688	972,435	941,763	920,914	889,544
Accumulated other comprehensive income	244,576	275,627	220,326	160,856	133,186
Total capital	3,912,319	3,599,005	3,480,026	3,288,585	3,137,305
Dividends paid(3)	13,581	11,064	10,524	8,643	7,261
Income statement (for the quarter)
Net interest income after provision for loan losses	$76,005	$68,093	$60,686	$62,492	$61,514
Other income	425	2,274	573	5,463	7,890
Other expense	22,169	23,991	26,399	23,491	20,774
AHP assessment	5,427	4,640	3,487	4,451	4,867
Net income	48,834	41,736	31,373	40,013	43,763
Performance ratios
Net interest margin(4)	0.46%	0.42%	0.38%	0.39%	0.42%
Net interest spread (5)	0.36	0.34	0.32	0.32	0.37
Return on average assets	0.30	0.26	0.19	0.25	0.30
Return on average equity	5.22	4.63	3.71	4.83	5.74
Return on average capital stock (6)	7.88	6.99	5.57	7.12	8.55
Total average equity to average assets	5.75	5.61	5.26	5.12	5.23
Regulatory capital ratio(7)	4.83	5.11	4.77	4.72	4.82
Dividend payout ratio (3)(8)	27.81	26.51	33.54	21.60	16.59

_____________________________

(1)
Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.060 trillion, $1.019 trillion, $1.034 trillion, $1.028 trillion and $1.012 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $71 billion, $61 billion, $64 billion, $62 billion and $58 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $24 thousand, $22 thousand, $30 thousand, $47 thousand and $8 thousand for the quarters ended June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively.

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
For additional discussion, see "Item 1. Financial Statements" (specifically, Note 16 beginning on page 35) included in this report.
Regulatory Development
Advisory Bulletin Regarding Advance Pricing
On August 3, 2018, the Finance Agency issued an Advisory Bulletin (“AB”) that provides guidance to the FHLBanks on the methods a FHLBank may use to demonstrate and document its compliance with the minimum advance pricing requirements set forth in the Finance Agency’s regulations. Specifically, Section 1266.5(b)(1) of the Finance Agency’s regulations states “A Bank shall not price its advances to members below: (1) the marginal cost to the Bank of raising matching term and maturity funds in the marketplace, including embedded options and (2) the administrative and operating costs associated with making such advances to members.”
The AB describes several methods a FHLBank may use to demonstrate and document its compliance with the minimum pricing requirement of the regulation related to the marginal cost of raising matching term and maturity funds when a Bank-issued debt equivalent is not available in the marketplace. In addition, the AB makes clear that including only the marginal administrative and operating costs associated with making an advance in its advance pricing does not provide for an appropriate allocation of costs. Instead, the AB requires the Bank to document the portion of the Bank’s total operating expenses that are associated with making advances and to incorporate those costs into its advance pricing.
The Bank is currently evaluating the potential impact of this AB. It is possible that the provisions of the AB, which become effective on January 1, 2019, could require the Bank to increase the pricing of its advances and/or reduce its operating expenses associated with making advances. If the Bank were to increase its pricing, the demand for the Bank’s advances could decline which, in turn, would negatively affect its financial condition and results of operations. A reduction in the Bank’s operating expenses could cause a reduction in service levels.

Financial Condition
The following table provides selected period-end balances as of June 30, 2018 and December 31, 2017, as well as selected average balances for the six-month period ended June 30, 2018 and the year ended December 31, 2017. As shown in the table, the Bank’s total assets increased by 10.8 percent between December 31, 2017 and June 30, 2018, due primarily to increases in the Bank's advances ($7.1 billion), long-term investments ($0.5 billion) and mortgage loans held for portfolio ($0.4 billion), offset by a decrease in the Bank's short-term liquidity portfolio ($0.6 billion). As the Bank’s assets increased, the funding for those assets also increased. During the six months ended June 30, 2018, total consolidated obligations increased by $6.6 billion as consolidated obligation discount notes increased by $6.8 billion and consolidated obligation bonds decreased by $0.2 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2018
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2017
Advances	$43,590	$7,129	19.6%	$36,461
Short-term liquidity holdings
Securities purchased under agreements to resell	4,440	(2,260)	(33.7)%	6,700
Federal funds sold	8,433	653	8.4%	7,780
Trading securities
U.S. Treasury Bills	249	249	*	—
U.S. Treasury Notes	744	744	*	—
Long-term investments
Trading securities (U.S. Treasury Note)	99	(3)	(2.9)%	102
Available-for-sale securities	15,069	667	4.6%	14,402
Held-to-maturity securities	1,773	(172)	(8.8)%	1,945
Mortgage loans held for portfolio, net	1,322	444	50.6%	878
Total assets	75,940	7,416	10.8%	68,524
Consolidated obligations — bonds	31,141	(236)	(0.8)%	31,377
Consolidated obligations — discount notes	39,322	6,811	20.9%	32,511
Total consolidated obligations	70,463	6,575	10.3%	63,888
Mandatorily redeemable capital stock	1	(5)	(83.3)%	6
Capital stock	2,660	342	14.8%	2,318
Retained earnings	1,008	66	7.0%	942
Average total assets	65,212	4,404	7.2%	60,808
Average capital stock	2,454	319	14.9%	2,135
Average mandatorily redeemable capital stock	3	(6)	(66.7)%	9
_____________________________
* The percentage increase is not meaningful.

Advances
The Bank's advances balances (at par value) increased by $7.2 billion (19.7 percent) during the first six months of 2018, due primarily to increases in advances to the Bank's larger borrowers, including a $1.2 billion increase in advances to Texas Capital Bank, N.A. (the Bank's largest borrower at June 30, 2018 and one of its two largest borrowers at December 31, 2017), a $1.0 billion increase in advances to Comerica Bank (the Bank's second largest borrower at June 30, 2018 and its other largest borrower at December 31, 2017), and a $2.5 billion increase in advances to American General Life Insurance Company (the Bank's third largest borrower at June 30, 2018). The following table presents advances outstanding, by type of institution, as of June 30, 2018 and December 31, 2017.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial banks	$29,997	69%	$25,852	71%
Insurance companies	6,118	14	3,078	8
Savings institutions	4,305	10	3,903	11
Credit unions	3,080	7	3,479	10
Community Development Financial Institutions	9	—	12	—
Total member advances	43,509	100	36,324	100
Housing associates	117	—	126	—
Non-member borrowers	18	—	19	—
Total par value of advances	$43,644	100%	$36,469	100%
Total par value of advances outstanding to CFIs (1)	$7,156	16%	$7,273	20%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of June 30, 2018 and December 31, 2017 based upon the definitions of CFIs that applied as of those dates.
At June 30, 2018, advances outstanding to the Bank’s five largest borrowers totaled $14.9 billion, representing 34.2 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2017 totaled $10.6 billion, representing 29.2 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2018.
FIVE LARGEST BORROWERS AS OF JUNE 30, 2018
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Texas Capital Bank, N.A.	$4,000	9.2%
Comerica Bank	3,800	8.7
American General Life Insurance Company	3,148	7.2
NexBank, SSB	2,110	4.8
Iberiabank	1,867	4.3
	$14,925	34.2%

The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2018 and December 31, 2017.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	June 30, 2018		December 31, 2017
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$31,089	71.2%	$24,796	68.0%
Adjustable/variable-rate indexed	11,259	25.8	10,297	28.2
Amortizing	1,296	3.0	1,376	3.8
Total par value	$43,644	100.0%	$36,469	100.0%
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
Short-Term Liquidity Holdings
At June 30, 2018, the Bank’s short-term liquidity holdings were comprised of $8.4 billion of overnight federal funds sold, $4.4 billion of overnight reverse repurchase agreements, $0.2 billion of U.S. Treasury Bills and $0.7 billion of U.S. Treasury Notes that were acquired with short remaining terms to maturity. At December 31, 2017, the Bank’s short-term liquidity holdings were comprised of $7.8 billion of overnight federal funds sold and $6.7 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during the six months ended June 30, 2018 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. As of June 30, 2018, the Bank’s overnight federal funds sold consisted of $2.3 billion sold to counterparties rated double-A, $5.5 billion sold to counterparties rated single-A and $0.6 billion sold to counterparties rated triple-B. The credit ratings presented in the preceding sentence represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2017 10-K. For the six months ended June 30, 2018, the Bank's core mission asset ("CMA") ratio was 65.3 percent. In comparison, the Bank's CMA ratio was 62.9 percent for the year ended December 31, 2017.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at June 30, 2018 and December 31, 2017 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
June 30, 2018	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$9	$465	$99	$573	$9
GSE obligations	—	5,719	—	5,719	—
State housing agency obligations	160	—	—	160	159
Other	—	172	—	172	—
Total debentures	169	6,356	99	6,624	168

Mortgage-backed securities ("MBS") portfolio
U.S. government-guaranteed residential MBS	2	—	—	2	2
GSE residential MBS	1,495	—	—	1,495	1,507
GSE commercial MBS	35	8,713	—	8,748	35
Non-agency residential MBS	72	—	—	72	87
Total MBS	1,604	8,713	—	10,317	1,631
Total long-term investments	$1,773	$15,069	$99	$16,941	$1,799

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2017	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$11	$479	$102	$592	$11
GSE obligations	—	6,003	—	6,003	—
State housing agency obligations	160	—	—	160	160
Other	—	174	—	174	—
Total debentures	171	6,656	102	6,929	171

Mortgage-backed securities portfolio
U.S. government-guaranteed residential MBS	2	—	—	2	2
GSE residential MBS	1,656	—	—	1,656	1,666
GSE commercial MBS	35	7,746	—	7,781	35
Non-agency residential MBS	81	—	—	81	97
Total MBS	1,774	7,746	—	9,520	1,800
Total long-term investments	$1,945	$14,402	$102	$16,449	$1,971

As of June 30, 2018, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), are currently rated triple-A by Moody's and Fitch. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table on page 51.

During the six months ended June 30, 2018, the Bank acquired (based on trade date) $1.3 billion of GSE commercial MBS ("CMBS"). All of the Bank's CMBS holdings are backed by multi-family loans. During the six months ended June 30, 2018, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $174 million and $181 million, respectively. There were no sales of held-to-maturity or available-for-sale securities during the six months ended June 30, 2018.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At June 30, 2018, the Bank held $10.2 billion (amortized cost) of MBS, which represented 279 percent of its total regulatory capital as of that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
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
Gross unrealized losses on the Bank’s MBS investments increased from $4.9 million at December 31, 2017 to $14.0 million at June 30, 2018. As of June 30, 2018, $12.2 million of the gross unrealized losses related to the Bank’s holdings of GSE CMBS, $1.1 million related to non-agency RMBS and $0.7 million related to GSE RMBS. At June 30, 2018, gross unrealized losses associated with the Bank's non-MBS investments totaled $1.4 million.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2018 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of June 30, 2018. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$4,869	$4,869	$4,869	$4,859	$10
Triple-B	3	10,975	10,975	10,975	10,889	86
Single-B	6	16,979	16,855	14,890	16,347	540
Triple-C	12	58,460	50,971	40,888	54,939	487
Not Rated	1	87	87	87	83	4
Total	23	$91,370	$83,757	$71,709	$87,117	$1,127
At June 30, 2018, the Bank’s portfolio of non-agency RMBS was comprised of 4 securities with an aggregate unpaid principal balance of $10 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $81 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2017, the Bank’s portfolio of non-agency RMBS was comprised of 4 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $12 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $91 million. A summary of the Bank’s non-agency RMBS as of December 31, 2017 by classification by the originator at the time of issuance and collateral type is presented in the 2017 10-K; there were no material changes to this information during the six months ended June 30, 2018.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of June 30, 2018 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report).
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through June 30, 2018, the Bank has amortized $0.7 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on these securities have totaled $2.0 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $4.2 million. Based on the cash flow analyses performed as of June 30, 2018, the Bank currently expects to recover in future periods an additional $6.9 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through June 30, 2018.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of June 30, 2018 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning April 1, 2018 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. None of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($1.6 billion par value at June 30, 2018) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2018, one-month LIBOR was 2.09 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.73 percent. The largest concentration of embedded effective caps ($1.3 billion) was between 6.00 percent and 6.50 percent. As of June 30, 2018, one-month LIBOR rates were 386 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.2 billion of interest rate caps with remaining maturities ranging from 3 months to 38 months as of June 30, 2018, and strike rates of 6.50 percent. If three-month LIBOR rises above 6.5 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between 6.50 percent and three-month LIBOR.
The following table provides a summary of the notional amounts and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of June 30, 2018.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount
Third quarter 2018	$200
First quarter 2019	250
Third quarter 2021 (1)	750
$1,200

(1) This cap is effective beginning August 27, 2018 and its notional balance declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.

Mortgage Loans Held For Portfolio
As of June 30, 2018 and December 31, 2017, mortgage loans held for portfolio (net of allowance for credit losses) were $1.322 billion and $878 million, respectively, representing approximately 1.7 percent and 1.3 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its Participating Financial Institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $1.272 billion of the $1.289 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at June 30, 2018 were conventional loans, the vast majority of which were acquired since 2016. The remaining $17 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
During the six months ended June 30, 2018, the Bank acquired mortgage loans totaling $482 million ($474 million unpaid principal balance). During the first and second quarters of 2018, the Bank acquired mortgage loans totaling $157 million and $317 million (unpaid principal balances), respectively. All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the three months ended June 30, 2018 and 2017, mortgage loan interest income was reduced by CE fees totaling $284,000 and $46,000, respectively. Mortgage loan interest income was reduced by CE fees totaling $523,000 and $72,000, respectively, during the six months ended June 30, 2018 and 2017. The Bank's allowance for loan losses, which factors in the CE obligation, was $278,000 and $271,000 at June 30, 2018 and December 31, 2017, respectively.
Over time, the Bank intends to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets. For the foreseeable future, the Bank intends to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.

Consolidated Obligations and Deposits
During the six months ended June 30, 2018, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $0.1 billion and its outstanding consolidated obligation discount notes increased by $6.8 billion. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2018 and December 31, 2017.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	June 30, 2018		December 31, 2017
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate	$13,960	44.4%	$15,295	48.5%
Fixed-rate
Non-callable	10,102	32.1	9,934	31.5
Callable	3,398	10.8	2,747	8.7
Step-up
Callable	3,718	11.8	3,379	10.7
Non-callable	60	0.2	—	—
Callable step-down	225	0.7	175	0.6
Total par value	$31,463	100.0%	$31,530	100.0%

During the first six months of 2018, the Bank issued $8.7 billion of consolidated obligation bonds and approximately $71.5 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to fund the growth in the Bank's assets and to replace maturing consolidated obligation bonds and discount notes. At June 30, 2018 and December 31, 2017, discount notes comprised approximately 56 percent and 51 percent, respectively, of the Bank's total outstanding consolidated obligations. During the six months ended June 30, 2018, the Bank's bond issuance (based on par value) consisted of approximately $5.2 billion of variable-rate bonds, $2.2 billion of fixed-rate non-callable bonds (most of which were swapped), and $1.3 billion of swapped fixed-rate callable bonds (including step-up bonds).

The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 19 basis points during the three months ended June 30, 2018, compared to LIBOR minus 22 basis points during the three months ended March 31, 2018 and LIBOR minus 20 basis points during the three months ended June 30, 2017. Floating rate bond spreads (relative to LIBOR) have deteriorated as short-term rates have increased.

The cost of the Bank's discount notes increased during the first six months of 2018 as a result of anticipated and then actual increases in the target federal funds rate.

Demand and term deposits were $968 million and $844 million at June 30, 2018 and December 31, 2017, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.7 billion and $2.3 billion at June 30, 2018 and December 31, 2017, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $2.1 billion for the year ended December 31, 2017 to $2.5 billion for the six months ended June 30, 2018.
Mandatorily redeemable capital stock outstanding at June 30, 2018 and December 31, 2017 was $0.8 million and $5.9 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At June 30, 2018 and December 31, 2017, the Bank’s five largest shareholders collectively held $653 million and $482 million, respectively, of capital stock, which represented 24.5 percent and 20.7 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2018.

FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2018
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Texas Capital Bank, N.A.	$171,000	6.4%
Comerica Bank	162,800	6.1
American General Life Insurance Company	137,004	5.1
Iberiabank	92,333	3.5
NexBank, SSB	89,850	3.4
	$652,987	24.5%
As of June 30, 2018, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
The following table presents outstanding capital stock, by type of institution, as of June 30, 2018 and December 31, 2017.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	June 30, 2018		December 31, 2017
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,780	67%	$1,608	69%
Credit unions	353	13	332	14
Insurance companies	301	11	179	8
Savings institutions	225	9	198	9
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,660	100	2,318	100
Mandatorily redeemable capital stock	1	—	6	—
Total regulatory capital stock	$2,661	100%	$2,324	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.1 percent of outstanding advances, except for advances that were funded under the Bank's special reduced stock advances offering that ran from October 21, 2015 through December 31, 2015. The activity-based investment requirement for those advances was (and continues to be) 2.0 percent of the outstanding advances. At June 30, 2018, these advances totaled approximately $1.2 billion. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the six months ended June 30, 2018, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2018 and June 26, 2018, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2018 and June 26, 2018, the Bank repurchased surplus stock totaling $233.7 million and $99.3 million, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.
On March 27, 2018 and June 26, 2018, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $5.4 million and $22,000, respectively.

At June 30, 2018, the Bank’s excess stock totaled $571.4 million, which represented 0.75 percent of the Bank’s total assets as of that date.
During the six months ended June 30, 2018, the Bank’s retained earnings increased by $66 million, from $942 million to $1.008 billion. During this same period, the Bank paid dividends on capital stock totaling $24.6 million, which represented a weighted average annualized dividend rate of 2.12 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017) and 2.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2017 through December 31, 2017, were paid on March 28, 2018. The Bank's second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.65 percent (a rate equal to average one-month LIBOR for the first quarter of 2018) and 2.65 percent (a rate equal to average one-month LIBOR for the first quarter of 2018 plus 1.0 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2018 through March 31, 2018, were paid on June 27, 2018.
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
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2017 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At June 30, 2018, the Bank’s total risk-based capital requirement was $994 million, comprised of credit risk, market risk and operations risk capital requirements of $463 million, $302 million and $229 million, respectively, and its permanent capital was $3.7 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at June 30, 2018 or December 31, 2017. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2018, the Bank was in compliance with all of its regulatory capital requirements. At June 30, 2018, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 4.83 percent and 7.25 percent, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2018 and December 31, 2017, see “Item 1. Financial Statements” (specifically, Note 13 on page 31 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap, floor and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 12 beginning on page 24 of this report).
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2018 and December 31, 2017.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
June 30, 2018
Advances	$4,720	$660	$—	$8	$5,388
Investments	—	15,397	—	1,953	17,350
Mortgage loans held for portfolio	—	—	—	207	207
Consolidated obligation bonds	—	15,641	—	50	15,691
Consolidated obligation discount notes	—	—	653	—	653
Intermediary positions	—	—	—	2,860	2,860
Other	—	—	—	425	425
Total notional balance	$4,720	$31,698	$653	$5,503	$42,574
December 31, 2017
Advances	$4,338	$720	$—	$8	$5,066
Investments	—	14,282	—	1,203	15,485
Mortgage loans held for portfolio	—	—	—	20	20
Consolidated obligation bonds	—	14,374	—	—	14,374
Consolidated obligation discount notes	—	—	505	—	505
Intermediary positions	—	—	—	2,419	2,419
Other	—	—	—	324	324
Total notional balance	$4,338	$29,376	$505	$3,974	$38,193

The following table presents the earnings impact of derivatives and hedging activities during the three and six months ended June 30, 2018 and 2017.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet and Other	Total
Three Months Ended June 30, 2018
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$11	$—	$—	$—	$10
Net interest settlements included in net interest income (2)	4	(4)	(12)	—	—	(12)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	6	(4)	—	—	2
Net loss on economic hedges	—	—	—	—	(2)	(2)
Price alignment amount	—	—	—	—	(3)	(3)
Total net gains (losses) on derivatives and hedging activities	—	6	(4)	—	(5)	(3)
Net impact of derivatives and hedging activities	$3	$13	$(16)	$—	$(5)	$(5)

Three Months Ended June 30, 2017
Amortization/accretion of hedging activities in net interest income (1)	$—	$16	$(1)	$—	$—	$15
Net interest settlements included in net interest income (2)	(10)	(44)	12	—	—	(42)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(5)	—	—	—	(5)
Net gains on economic hedges	—	—	—	—	5	5
Net interest settlements on economic hedges	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	(5)	—	—	6	1
Net impact of derivatives and hedging activities	$(10)	$(33)	$11	$—	$6	$(26)

Six Months Ended June 30, 2018
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$21	$(1)	$—	$—	$19
Net interest settlements included in net interest income (2)	2	(26)	(10)	—	—	(34)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	20	(6)	—	—	14
Net losses on economic hedges	—	—	—	—	(11)	(11)
Price alignment amount	—	—	—	—	(4)	(4)
Total net gains (losses) on derivatives and hedging activities	—	20	(6)	—	(15)	(1)
Net impact of derivatives and hedging activities	$1	$15	$(17)	$—	$(15)	$(16)

Six Months Ended June 30, 2017
Amortization/accretion of hedging activities in net interest income (1)	$—	$33	$(2)	$—	$—	$31
Net interest settlements included in net interest income (2)	(21)	(92)	25	(1)	—	(89)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	(6)	2	—	—	(4)
Net gains on economic hedges	—	—	—	—	9	9
Net interest settlements on economic hedges	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	(6)	2	—	10	6
Net impact of derivatives and hedging activities	$(21)	$(65)	$25	$(1)	$10	$(52)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of June 30, 2018, the Bank had cleared trades outstanding with notional amounts totaling $28.6 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of June 30, 2018, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $12.5 billion.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2018.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Cleared derivatives (3)	—	$18,183.2	$2.0	$(0.1)	$753.5	$755.4
Liability positions with credit exposure
Single-A	4	1,654.1	(21.8)	22.3	—	0.5
Triple-B (4)	2	1,436.3	(8.9)	9.0	—	0.1
Cleared derivatives (5)	—	10,397.6	(1.3)	—	34.4	33.1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	6	31,671.2	(30.0)	31.2	787.9	789.1
Liability positions without credit exposure (4)	12	9,435.7	(179.2)	171.2	—	—
Total non-member counterparties	18	41,106.9	(209.2)	$202.4	$787.9	$789.1

Member institutions
Interest rate exchange agreements (6)
Asset positions	4	96.3	3.0
Liability positions	6	1,333.8	(40.7)
Mortgage delivery commitments	—	37.0	0.1
Total member institutions	10	1,467.1	(37.6)

Total	28	$42,574.0	$(246.8)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of June 30, 2018.

(2)	Includes amounts that had not settled as of June 30, 2018.

(3)	This clearinghouse counterparty is rated single-A.

(4)
The figures for the liability positions with credit exposure for the triple-B rated counterparties included transactions with an entity that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $883 million and a credit exposure of $66,000 as of June 30, 2018. The figures for the liability positions without credit exposure included transactions with a counterparty that is affiliated with the same non-member shareholder of the Bank and transactions with another counterparty that is affiliated with a member institution. Transactions with those counterparties had an aggregate notional principal of $1.3 billion as of June 30, 2018.

(5)	This clearinghouse counterparty is rated double-A.

(6)	This product offering and the collateral provisions associated therewith are discussed in the paragraph below.
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

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 102 percent at both June 30, 2018 and December 31, 2017. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended June 30, 2018 and 2017 was $48.8 million and $43.8 million, respectively. The Bank’s net income for the three months ended June 30, 2018 represented an annualized return on average capital stock (“ROCS”) of 7.88 percent. In comparison, the Bank’s ROCS was 8.55 percent for the three months ended June 30, 2017. Net income for the six months ended June 30, 2018 and 2017 was $90.6 million and $78.9 million, respectively. The Bank’s net income for the six months ended June 30, 2018 represented an annualized return on average capital stock of 7.44 percent. In comparison, the Bank’s ROCS was 7.81 percent for the six months ended June 30, 2017. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended June 30, 2018 and 2017, the Bank’s income before assessments was $54.2 million and $48.6 million, respectively. As discussed in more detail below, the $5.6 million increase in income before assessments from period to period was attributable to a $14.5 million increase in net interest income, offset by a $7.5 million decrease in other income and a $1.4 million increase in other expense. During the six months ended June 30, 2018 and 2017, the Bank’s income before assessments was $100.6 million and $87.6 million, respectively. As discussed in more detail below, the $13.0 million increase in income before assessments from period to period was attributable to a $29.8 million increase in net interest income, offset by a $13.7 million decrease in other income and a $3.1 million increase in other expense. The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three and six months ended June 30, 2018, the Bank’s net interest income was $76.0 million and $144.1 million, respectively, compared to net interest income of $61.5 million and $114.3 million, respectively, for the comparable periods in 2017. The increase in net interest income for the three and six-month periods ended June 30, 2018 as compared to the corresponding periods in 2017 was due primarily to an increase in the average balances of the Bank's interest-earning assets and an increase in the impact of the Bank's non-interest bearing funds. The Bank's average balance of interest-earning assets increased from $58.5 billion and $57.5 billion during the three and six months ended June 30, 2017, respectively, to $65.1 billion and $65.0 billion, respectively, during the comparable periods in 2018.
For the three months ended June 30, 2018 and 2017, the Bank’s net interest margin was 46 basis points and 42 basis points, respectively. The Bank’s net interest margin was 44 basis points and 40 basis points, respectively, for the six months ended June 30, 2018 and 2017. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 36 basis points and 37 basis points for the three months ended June 30, 2018 and 2017, respectively. The Bank’s net interest spread was 35 basis points for both the six months ended June 30, 2018 and 2017.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 10 basis points and 9 basis points during the three and six months ended June 30, 2018, respectively, compared to 5 basis points during both the three and six months ended June 30, 2017. The increase in the impact of non-interest bearing funds is primarily due to the increase in short-term interest rates between the comparable periods, as well as an increase in the average balance of earning assets funded by the Bank's capital.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2018 and 2017.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$214	$1	1.76%	$247	$1	0.89%
Securities purchased under agreements to resell	3,452	16	1.83%	575	2	1.06%
Federal funds sold	3,875	17	1.80%	7,269	17	0.97%
Investments
Trading	498	2	2.09%	114	—	2.04%
Available-for-sale (3)	14,683	104	2.84%	13,841	57	1.63%
Held-to-maturity (3)	1,838	12	2.55%	2,364	9	1.59%
Advances (4)	39,402	200	2.02%	33,785	96	1.14%
Mortgage loans held for portfolio	1,134	10	3.69%	261	3	3.88%
Total earning assets	65,096	362	2.23%	58,456	185	1.27%
Cash and due from banks	40			35
Other assets	125			196
Derivatives netting adjustment (2)	(214)			(257)
Fair value adjustment on available-for-sale securities (3)	246			118
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(13)			(16)
Total assets	$65,280	362	2.22%	$58,532	185	1.27%
Liabilities and Capital
Interest-bearing deposits (2)	$911	4	1.67%	$1,286	3	0.86%
Consolidated obligations
Bonds	32,353	162	2.00%	30,611	77	1.00%
Discount notes	27,882	120	1.74%	23,309	44	0.76%
Mandatorily redeemable capital stock and other borrowings	5	—	1.91%	16	—	1.16%
Total interest-bearing liabilities	61,151	286	1.87%	55,222	124	0.90%
Other liabilities	588			508
Derivatives netting adjustment (2)	(214)			(257)
Total liabilities	61,525	286	1.86%	55,473	124	0.89%
Total capital	3,755			3,059
Total liabilities and capital	$65,280		1.76%	$58,532		0.85%
Net interest income		$76			$61
Net interest margin			0.46%			0.42%
Net interest spread			0.36%			0.37%
Impact of non-interest bearing funds			0.10%			0.05%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2018 and 2017 in the table above include $213 million and $246 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended June 30, 2017 in the table above includes $11 million which is classified as derivative assets/liabilities on the statements of condition. For the three months ended June 30, 2018, there are no amounts which were classified as derivative assets/liabilities on the statements of condition that were included in the average balance of interest-bearing deposit liabilities.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2018 and 2017.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$200	$2	1.72%	$237	$1	0.80%
Securities purchased under agreements to resell	2,663	23	1.74%	354	2	0.98%
Federal funds sold	5,944	46	1.57%	7,190	30	0.85%
Investments
Trading	300	3	2.11%	113	1	2.04%
Available-for-sale (3)	14,485	184	2.55%	13,583	106	1.55%
Held-to-maturity (3)	1,879	22	2.33%	2,413	17	1.46%
Advances (4)	38,502	357	1.85%	33,447	172	1.03%
Mortgage loans held for portfolio	1,045	19	3.65%	201	4	3.94%
Total earning assets	65,018	656	2.02%	57,538	333	1.16%
Cash and due from banks	39			33
Other assets	153			215
Derivatives netting adjustment (2)	(234)			(291)
Fair value adjustment on available-for-sale securities (3)	249			96
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(13)			(16)
Total assets	$65,212	656	2.01%	$57,575	333	1.16%
Liabilities and Capital
Interest-bearing deposits (2)	$887	7	1.49%	$1,193	4	0.74%
Consolidated obligations
Bonds	32,519	290	1.78%	29,899	139	0.93%
Discount notes	27,738	215	1.55%	23,230	76	0.66%
Mandatorily redeemable capital stock and other borrowings	14	—	1.59%	26	—	0.81%
Total interest-bearing liabilities	61,158	512	1.67%	54,348	219	0.81%
Other liabilities	583			514
Derivatives netting adjustment (2)	(234)			(291)
Total liabilities	61,507	512	1.67%	54,571	219	0.80%
Total capital	3,705			3,004
Total liabilities and capital	$65,212		1.57%	$57,575		0.76%
Net interest income		$144			$114
Net interest margin			0.44%			0.40%
Net interest spread			0.35%			0.35%
Impact of non-interest bearing funds			0.09%			0.05%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2018 and 2017 in the table above include $200 million and $236 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the six months ended June 30, 2018 and 2017 in the table above include $34 million and $55 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six-month periods ended June 30, 2018 and 2017. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018 vs. 2017			June 30, 2018 vs. 2017
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$1	$1
Securities purchased under agreements to resell	13	1	14	19	2	21
Federal funds sold	(6)	6	—	(4)	20	16
Investments
Trading	2	—	2	2	—	2
Available-for-sale	3	44	47	7	71	78
Held-to-maturity	(2)	5	3	(4)	9	5
Advances	18	86	104	29	156	185
Mortgage loans held for portfolio	7	—	7	15	—	15
Total interest income	35	142	177	64	259	323
Interest expense
Interest-bearing deposits	(1)	2	1	(1)	4	3
Consolidated obligations
Bonds	5	80	85	13	138	151
Discount notes	10	66	76	17	122	139
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	14	148	162	29	264	293
Changes in net interest income	$21	$(6)	$15	$35	$(5)	$30

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2018 and 2017.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$10	$—	$10	$—
Member/offsetting derivatives	114	116	231	170
Economic hedge derivatives related to advances	25	1	27	1
Economic hedge derivatives related to trading securities	(113)	—	(113)	—
Economic hedge derivatives related to available-for-sale securities	—	(3)	(3)	(7)
Economic hedge derivatives related to consolidated obligation discount notes	—	(258)	—	(503)
Economic hedge derivatives related to mortgage loans held for portfolio	(1)	—	15	—
Interest rate basis swaps	—	241	—	385
Other stand-alone economic hedge derivatives	(333)	376	(290)	875
Total net interest income (expense) associated with economic hedge derivatives	(298)	473	(123)	921
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(22)	(2)	4	(2)
Available-for-sale securities	28	(27)	111	(20)
Trading securities	33	—	33	—
Mortgage loans held for portfolio	(58)	—	(225)	—
Consolidated obligation bonds	(11)	—	(11)	—
Consolidated obligation discount notes	—	284	—	310
Interest rate basis swaps	—	(281)	—	186
Other stand-alone economic hedge derivatives	(2,604)	3,933	(11,438)	3,548
Interest rate swaptions related to mortgage loans held for portfolio	(125)	—	(125)	—
Mortgage delivery commitments	449	1,222	500	1,463
Interest rate caps related to held-to-maturity securities	(3)	(73)	8	(234)
Member/offsetting swaps, caps and floors	1	610	(135)	3,595
Total fair value gains (losses) related to economic hedge derivatives	(2,312)	5,666	(11,278)	8,846
Price alignment amount on daily settled derivative contracts	(2,463)	182	(3,754)	301
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	77	86	195	172
Available-for-sale securities and associated hedges	6,191	(5,577)	20,039	(6,289)
Consolidated obligation bonds and associated hedges	(3,542)	(28)	(5,603)	1,678
Total fair value hedge ineffectiveness	2,726	(5,519)	14,631	(4,439)
Total net gains (losses) on derivatives and hedging activities	(2,347)	802	(524)	5,629
Net gains (losses) on trading securities	(542)	1,169	(2,890)	2,048
Net gains on other assets carried at fair value	202	—	215	—
Gains on sales of held-to-maturity securities	—	1,890	—	1,890
Gains on sales of available-for-sale securities	—	1,167	—	1,837
Service fees	605	627	1,124	1,153
Letter of credit fees	2,265	1,745	4,411	3,393
Other, net	242	490	363	497
Total other	2,772	7,088	3,223	10,818
Total other income	$425	$7,890	$2,699	$16,447

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $2.7 million and $(5.5) million for the three months ended June 30, 2018 and 2017, respectively, and $14.6 million and $(4.4) million for the six months ended June 30, 2018 and 2017, respectively. A significant portion of the increase in fair value hedge ineffectiveness for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was related to the Bank's available-for-sale securities portfolio and that portion of the increase was due primarily to the comparably higher variability in long-term interest rates during the early part of 2018. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). For the three months ended June 30, 2018 and 2017, the net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(5,000) and $(29,000), respectively. The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in qualifying hedging relationships totaled $104,000 and $(22,000) for the six months ended June 30, 2018 and 2017, respectively.
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
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the three months ended June 30, 2018 and 2017, the gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $(2.6) million and $3.9 million, respectively. The gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $(11.4) million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively.
From time to time, the Bank has entered into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally either receives three-month LIBOR and pays one-month LIBOR or receives one-month LIBOR and pays three-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the six months ended June 30, 2017, the Bank was a party to one interest rate basis swap with a notional amount of $1.0 billion. This swap agreement expired in May 2017. The Bank was not a party to any interest rate basis swaps during the six months ended June 30, 2018.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of June 30, 2018, three interest rate cap agreements having a total notional amount of $1.2 billion. The premiums paid for these caps totaled $4.3 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At June 30, 2018, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $13,000.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. During the six months ended June 30, 2018, the Bank did not have any outstanding discount note swaps that were used for this purpose.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $1,000 and $610,000 for the three months ended June 30, 2018 and 2017, respectively, and $(135,000) and $3,595,000 for the six months ended June 30, 2018 and 2017, respectively.
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
Other
During the three months ended June 30, 2017, the Bank sold approximately $101 million (par value) of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $1.9 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During the six months ended June 30, 2017, the Bank sold approximately $260 million (par value) of shorter maturity GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $1.8 million. There were no sales of long-term investment securities during the six months ended June 30, 2018.
During 2017 and the six months ended June 30, 2018, the Bank held a fixed-rate U.S. Treasury Note with a par value of $104.8 million that was classified as trading. In addition, during the three months ended June 30, 2018, the Bank acquired a U.S. Treasury Bill with a par value of $250 million and U.S. Treasury Notes with an aggregate par value of $750 million, all of which are classified as trading securities. Due to fluctuations in interest rates, the aggregate unrealized gains (losses) on the U.S. Treasury Notes and U.S. Treasury Bill were $(0.5) million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $(2.9) million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.
Letter of credit fees totaled $2.3 million and $4.4 million for the three and six months ended June 30, 2018, respectively, compared to $1.7 million and $3.4 million, respectively, for the corresponding periods in 2017. The increase in letter of credit fees for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, was due to an increase in the amount of letters of credit outstanding. At June 30, 2018 and 2017, outstanding letters of credit totaled $16.6 billion and $13.5 billion, respectively.

Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $22.2 million and $46.2 million for the three and six months ended June 30, 2018, respectively, compared to $20.8 million and $43.0 million, respectively, for the corresponding periods in 2017.
Compensation and benefits were $11.7 million and $24.2 million for the three and six months ended June 30, 2018, respectively, compared to $12.5 million and $26.2 million, respectively, for the corresponding periods in 2017. The decrease in compensation and benefits for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, was due largely to decreases in employee medical costs and employee separation costs. The Bank's average headcount was 200 employees and 209 employees for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Bank employed 199 people, a decrease of 6 employees from December 31, 2017.
Other operating expenses for the three and six months ended June 30, 2018 were $8.3 million and $16.1 million, respectively, compared to $6.3 million and $11.7 million, respectively, for the corresponding periods in 2017. The increase in other operating expenses for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, resulted primarily from increased usage of independent contractors to support various information technology initiatives in the Bank and higher legal fees.
Discretionary grants and donations were $0.2 million and $1.6 million for the three and six months ended June 30, 2018, respectively, compared to $0.2 million and $1.2 million for the corresponding periods in 2017. The increase in discretionary grants and donations for the six months ended June 30, 2018, as compared to the corresponding period in 2017, was due largely to $1.0 million of grants and donations that were made in the first quarter of 2018 to support recovery efforts in the areas impacted by Hurricane Harvey. In the first quarter of 2017, the Bank awarded $0.4 million in special disaster relief grants for victims of the 2016 Louisiana floods. The remaining variances are due to timing in the funding of grants under the Bank's recurring discretionary programs.
Derivative clearing fees were $0.3 million for both the three months ended June 30, 2018 and 2017 and $0.6 million for both the six months ended June 30, 2018 and 2017.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled approximately $1.7 million and $3.6 million for the three and six months ended June 30, 2018, respectively, as compared to $1.5 million and $3.3 million for the corresponding periods in 2017.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $5.4 million and $4.9 million for the three months ended June 30, 2018 and 2017, respectively, and $10.1 million and $8.8 million for the six months ended June 30, 2018 and 2017, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2017 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2018.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds and overnight reverse repurchase agreements. From time to time, the Bank may also invest in short-term commercial paper, U.S. Treasury Bills, U.S. Treasury Notes and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At

June 30, 2018, the Bank’s short-term liquidity portfolio was comprised of $8.4 billion of overnight federal funds sold, $4.4 billion of overnight reverse repurchase agreements, $0.2 billion of U.S. Treasury Bills and $0.7 billion of U.S. Treasury Notes with short remaining terms to maturity.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the six months ended June 30, 2018 or 2017.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2018, the Bank’s estimated operational liquidity requirement was $9.2 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $18.6 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2018, the Bank’s estimated contingent liquidity requirement was $10.9 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $18.1 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the six months ended June 30, 2018.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2017 is provided in the 2017 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2018.

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

The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the six months ended June 30, 2018.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2017 through June 2018. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2017	$3.566	$3.533	(0.93)%	$3.597	0.87%	$3.555	(0.31)%	$3.555	(0.31)%

January 2018	3.671	3.596	(2.04)%	3.736	1.77%	3.637	(0.93)%	3.689	0.49%
February 2018	3.811	3.755	(1.47)%	3.836	0.66%	3.788	(0.60)%	3.817	0.16%
March 2018	3.655	3.592	(1.72)%	3.654	(0.03)%	3.631	(0.66)%	3.653	(0.05)%

April 2018	3.788	3.706	(2.16)%	3.793	0.13%	3.753	(0.92)%	3.796	0.21%
May 2018	3.867	3.799	(1.76)%	3.856	(0.28)%	3.840	(0.70)%	3.866	(0.03)%
June 2018	3.972	3.923	(1.23)%	3.940	(0.81)%	3.955	(0.43)%	3.963	(0.23)%
_____________________________

(1)	In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2017 through June 2018.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2017	0.25	(0.26)	(0.01)	0.01	0.49	0.75	(0.27)	0.71

January 2018	0.29	(0.26)	0.03	0.77	1.04	1.24	0.28	0.73
February 2018	0.27	(0.26)	0.01	0.43	0.75	0.97	(0.02)	0.61
March 2018	0.28	(0.28)	—	0.35	0.90	1.17	(0.35)	0.16

April 2018	0.31	(0.28)	0.03	0.64	1.11	1.38	(0.18)	0.22
May 2018	0.30	(0.29)	0.01	0.38	0.92	1.25	(0.34)	0.19
June 2018	0.28	(0.29)	(0.01)	0.18	0.64	0.93	(0.58)	(0.41)
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	In the down 100 and down 200 scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the six months ended June 30, 2018.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2018 and December 31, 2017; (ii) Statements of Income for the Three and Six Months Ended June 30, 2018 and 2017; (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017; (iv) Statements of Capital for the Six Months Ended June 30, 2018 and 2017; (v) Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017; and (vi) Notes to the Financial Statements for the quarter ended June 30, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2018	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2018 and December 31, 2017; (ii) Statements of Income for the Three and Six Months Ended June 30, 2018 and 2017; (iii) Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017; (iv) Statements of Capital for the Six Months Ended June 30, 2018 and 2017; (v) Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017; and (vi) Notes to the Financial Statements for the quarter ended June 30, 2018.