Form 10-Q
period 2018-09-30
Federal Home Loan Bank of Dallas
filed 2018-11-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (17 C.F.R. §232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
At October 31, 2018, the registrant had outstanding 25,814,781 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$55,409	$87,965
Interest-bearing deposits	1,800,287	299
Securities purchased under agreements to resell (Note 11)	4,240,000	6,700,000
Federal funds sold	4,785,000	7,780,000
Trading securities (Note 3)	1,539,265	114,230
Available-for-sale securities (Notes 4, 11 and 16) ($719,152 and $747,230 pledged at September 30, 2018 and December 31, 2017, respectively, which could be rehypothecated)	15,488,136	14,402,398
Held-to-maturity securities (a) (Note 5)	1,581,011	1,944,537
Advances (Notes 6 and 8)	42,241,727	36,460,524
Mortgage loans held for portfolio, net of allowance for credit losses of $382 and $271 at September 30, 2018 and December 31, 2017, respectively (Notes 7 and 8)	1,795,194	877,852
Accrued interest receivable	138,561	110,957
Premises and equipment, net	16,725	17,099
Derivative assets (Notes 11 and 12)	4,237	17,225
Other assets (including $14,104 of securities held at fair value at September 30, 2018)	24,547	11,215
TOTAL ASSETS	$73,710,099	$68,524,301

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,016,019	$843,690
Non-interest bearing	19	19
Total deposits	1,016,038	843,709
Consolidated obligations (Note 9)
Discount notes	33,996,816	32,510,758
Bonds	34,382,344	31,376,858
Total consolidated obligations	68,379,160	63,887,616

Mandatorily redeemable capital stock	6,877	5,941
Accrued interest payable	111,186	69,756
Affordable Housing Program (Note 10)	38,750	31,246
Derivative liabilities (Notes 11 and 12)	18,501	10,960
Other liabilities (Note 4)	209,042	195,047
Total liabilities	69,779,554	65,044,275

Commitments and contingencies (Notes 8 and 16)

CAPITAL (Note 13)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 9,066,472 and 8,534,625 shares at September 30, 2018 and December 31, 2017, respectively	906,647	853,462
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 17,021,517 and 14,644,748 shares at September 30, 2018 and December 31, 2017, respectively	1,702,152	1,464,475
Total Class B Capital Stock	2,608,799	2,317,937
Retained earnings
Unrestricted	904,525	832,826
Restricted	137,066	108,937
Total retained earnings	1,041,591	941,763
Accumulated other comprehensive income (Note 19)	280,155	220,326
Total capital	3,930,545	3,480,026
TOTAL LIABILITIES AND CAPITAL	$73,710,099	$68,524,301
_____________________________

(a)	Fair values: $1,604,233 and $1,971,038 at September 30, 2018 and December 31, 2017, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME
Advances	$236,372	$123,268	$590,387	$294,405
Prepayment fees on advances, net	42	366	2,611	1,310
Interest-bearing deposits	6,222	697	7,930	1,635
Securities purchased under agreements to resell	19,583	1,963	42,507	3,685
Federal funds sold	23,085	25,748	69,490	56,073
Trading securities	6,369	581	9,535	1,729
Available-for-sale securities	112,670	64,171	297,030	169,756
Held-to-maturity securities	11,742	9,557	33,666	27,220
Mortgage loans held for portfolio	14,865	4,502	33,953	8,462
Total interest income	430,950	230,853	1,087,109	564,275
INTEREST EXPENSE
Consolidated obligations
Bonds	177,308	88,201	467,179	226,548
Discount notes	168,634	77,612	384,130	153,947
Deposits	3,945	2,463	10,524	6,838
Mandatorily redeemable capital stock	20	40	51	91
Other borrowings	2	45	79	99
Total interest expense	349,909	168,361	861,963	387,523
NET INTEREST INCOME	81,041	62,492	225,146	176,752
Provision for mortgage loan losses	104	—	111	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	80,937	62,492	225,035	176,752

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(1,583)	296	(4,473)	2,344
Net gains (losses) on derivatives and hedging activities	(5,573)	345	(6,097)	5,974
Net gains on other assets carried at fair value	312	—	527	—
Realized gains on sales of held-to-maturity securities	1,065	2,093	1,065	3,983
Realized gains on sales of available-for-sale securities	—	—	—	1,837
Letter of credit fees	2,440	2,061	6,851	5,454
Other, net	836	668	2,323	2,318
Total other income (loss)	(2,503)	5,463	196	21,910
OTHER EXPENSE
Compensation and benefits	12,523	12,551	36,758	38,722
Other operating expenses	7,620	6,640	23,735	18,352
Finance Agency	877	834	2,716	2,554
Office of Finance	1,099	1,088	2,867	2,693
Discretionary grants and donations	373	2,065	1,956	3,277
Derivative clearing fees	306	313	926	927
Total other expense	22,798	23,491	68,958	66,525
INCOME BEFORE ASSESSMENTS	55,636	44,464	156,273	132,137
Affordable Housing Program assessment	5,565	4,451	15,632	13,223
NET INCOME	$50,071	$40,013	$140,641	$118,914
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET INCOME	$50,071	$40,013	$140,641	$118,914
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	26,598	27,278	30,735	101,518
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	—	—	(1,837)
Unrealized gains (losses) on cash flow hedges	8,749	(917)	27,315	(6,668)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income	(464)	491	(427)	1,927
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	717	822	2,270	2,752
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit credit	5	5	15	15
Amortization of net actuarial gain included in net periodic benefit credit	(26)	(9)	(79)	(61)
Total other comprehensive income	35,579	27,670	59,829	97,646
TOTAL COMPREHENSIVE INCOME	$85,650	$67,683	$200,470	$216,560

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2018	8,534	$853,462	14,645	$1,464,475	$832,826	$108,937	$941,763	$220,326	$3,480,026
Net transfers of shares between Class B-1 and Class B-2 Stock	12,658	1,265,790	(12,658)	(1,265,790)	—	—	—	—	—
Proceeds from sale of capital stock	115	11,527	15,035	1,503,467	—	—	—	—	1,514,994
Repurchase/redemption of capital stock	(12,583)	(1,258,289)	—	—	—	—	—	—	(1,258,289)
Shares reclassified to mandatorily redeemable capital stock	(64)	(6,421)	—	—	—	—	—	—	(6,421)
Comprehensive income
Net income	—	—	—	—	112,512	28,129	140,641	—	140,641
Other comprehensive income	—	—	—	—	—	—	—	59,829	59,829
Dividends on capital stock (a)
Cash	—	—	—	—	(198)	—	(198)	—	(198)
Mandatorily redeemable capital stock	—	—	—	—	(37)	—	(37)	—	(37)
Stock	406	40,578	—	—	(40,578)	—	(40,578)	—	—

BALANCE, SEPTEMBER 30, 2018	9,066	$906,647	17,022	$1,702,152	$904,525	$137,066	$1,041,591	$280,155	$3,930,545

BALANCE, JANUARY 1, 2017	6,904	$690,411	12,397	$1,239,737	$745,104	$78,880	$823,984	$63,210	$2,817,342
Net transfers of shares between Class B-1 and Class B-2 Stock	8,252	825,222	(8,252)	(825,222)	—	—	—	—	—
Proceeds from sale of capital stock	72	7,225	9,984	998,353	—	—	—	—	1,005,578
Repurchase/redemption of capital stock	(7,303)	(730,329)	—	—	—	—	—	—	(730,329)
Shares reclassified to mandatorily redeemable capital stock	(79)	(7,963)	(123)	(12,267)	—	—	—	—	(20,230)
Comprehensive income
Net income	—	—	—	—	95,131	23,783	118,914	—	118,914
Other comprehensive income	—	—	—	—	—	—	—	97,646	97,646
Dividends on capital stock (b)
Cash	—	—	—	—	(198)	—	(198)	—	(198)
Mandatorily redeemable capital stock	—	—	—	—	(138)	—	(138)	—	(138)
Stock	216	21,648	—	—	(21,648)	—	(21,648)	—	—

BALANCE, SEPTEMBER 30, 2017	8,062	$806,214	14,006	$1,400,601	$818,251	$102,663	$920,914	$160,856	$3,288,585

(a) Dividends were paid at annualized rates of 1.33 percent and 2.33 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2018; at 1.65 percent and 2.65 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2018 and at 1.97 percent and 2.97 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the third quarter of 2018.

(b) Dividends were paid at annualized rates of 0.599 percent and 1.599 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2017; at 0.83 percent and 1.83 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2017 and at 1.06 percent and 2.06 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the third quarter of 2017.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$140,641	$118,914
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	79,461	69,451
Concessions on consolidated obligations	3,864	3,233
Premises, equipment and computer software costs	2,797	2,770
Non-cash interest on mandatorily redeemable capital stock	52	61
Provision for mortgage loan losses	111	—
Gains on sales of held-to-maturity securities	(1,065)	(3,983)
Gains on sales of available-for-sale securities	—	(1,837)
Net gains on other assets carried at fair value	(527)	—
Net decrease (increase) in trading securities	4,473	(2,751)
Loss due to changes in net fair value adjustment on derivative and hedging activities	348,923	32,759
Increase in accrued interest receivable	(27,779)	(24,600)
Decrease in other assets	559	4,486
Increase in Affordable Housing Program (AHP) liability	7,504	6,685
Increase in accrued interest payable	41,414	24,402
Increase (decrease) in other liabilities	(270)	2,246
Total adjustments	459,517	112,922
Net cash provided by operating activities	600,158	231,836

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(1,874,062)	80,051
Net decrease in securities purchased under agreements to resell	2,460,000	800,000
Net decrease (increase) in federal funds sold	2,995,000	(3,588,000)
Decrease in loan to other FHLBank	—	290,000
Purchases of trading securities	(1,436,111)	—
Purchases of available-for-sale securities	(1,873,531)	(2,380,099)
Proceeds from maturities of available-for-sale securities	225,837	412,625
Proceeds from sales of available-for-sale securities	—	250,262
Proceeds from sales of held-to-maturity securities	42,563	162,789
Proceeds from maturities of held-to-maturity securities	326,011	438,128
Purchases of held-to-maturity securities	—	(125,000)
Principal collected on advances	636,391,818	408,582,680
Advances made	(642,233,887)	(412,379,559)
Principal collected on mortgage loans held for portfolio	67,403	17,268
Purchases of mortgage loans held for portfolio	(985,489)	(468,033)
Purchases of premises, equipment and computer software	(3,699)	(2,695)
Net cash used in investing activities	(5,898,147)	(7,909,583)

	For the Nine Months Ended
	September 30,
	2018	2017
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	284,519	(138,458)
Net receipts (payments) on derivative contracts with financing elements	103,849	(65,707)
Increase in loan from other FHLBank	—	250,000
Net proceeds from issuance of consolidated obligations
Discount notes	195,558,661	267,181,998
Bonds	17,441,601	16,764,354
Debt issuance costs	(4,525)	(3,854)
Payments for maturing and retiring consolidated obligations
Discount notes	(194,129,075)	(262,710,106)
Bonds	(14,240,530)	(13,738,885)
Proceeds from issuance of capital stock	1,514,994	1,005,578
Payments for redemption of mandatorily redeemable capital stock	(5,574)	(16,814)
Payments for repurchase/redemption of capital stock	(1,258,289)	(730,329)
Cash dividends paid	(198)	(198)
Net cash provided by financing activities	5,265,433	7,797,579

Net increase (decrease) in cash and cash equivalents	(32,556)	119,832
Cash and cash equivalents at beginning of the period	87,965	27,696
Cash and cash equivalents at end of the period	$55,409	$147,528

Supplemental Disclosures:
Interest paid	$763,507	$341,792
AHP payments, net	$8,128	$6,538
Stock dividends issued	$40,578	$21,648
Dividends paid through issuance of mandatorily redeemable capital stock	$37	$138
Variation margin recharacterized as settlement payments on derivative contracts (Note 11)	$250,468	$72,053
Net capital stock reclassified to mandatorily redeemable capital stock	$6,421	$20,230

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

Note 2—Recently Issued Accounting Guidance
Revenue from Contracts with Customers. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, ASU 2014-09 amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. ASU 2014-09 applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts. The guidance in ASU 2014-09 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for the Bank). Early application was not permitted. On August 12, 2015, the FASB issued ASU 2015-14 "Deferral of Effective Date," which deferred the effective date of ASU 2014-09 by one year. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Bank adopted ASU 2014-09 effective January 1, 2018. The adoption of this guidance did not have a material impact on the Bank's results of operations or financial condition.
Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which makes targeted improvements to existing U.S. GAAP by: (i) requiring certain equity investments to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifying the impairment assessment of equity investments without readily determinable fair values, (iii) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iv) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the statement of condition or in the accompanying notes to the financial statements, (v) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities, (vi) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statement of condition, (vii) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and (viii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the guidance in ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted for certain provisions. The Bank adopted ASU 2016-01 effective January 1, 2018. In conjunction with the adoption of ASU 2016-01, the Bank reclassified $12,082,000 of marketable equity securities (which consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans) from trading securities to other assets on January 1, 2018. Other than this reclassification, the adoption of ASU 2016-01 did not have any impact on the Bank's results of operations or financial condition.
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
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"). ASU 2017-07 requires an employer to disaggregate the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost (net benefit cost). ASU 2017-07 requires an employer to report the service cost component in the same income statement line item as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Further, ASU 2017-07 allows only the service cost component of net benefit cost to be eligible for capitalization. For public business entities, the guidance in ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 are to be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net benefit cost in assets. Subsequent to the adoption of ASU 2017-07 on January 1, 2018, the Bank continues to report the service cost component of its net periodic postretirement benefit cost in compensation and benefits expense. On and after January 1, 2018, the Bank reports the other components of net periodic postretirement benefit cost (which in aggregate were credits of $17,000 and $50,000 for the three and nine months ended September 30, 2018, respectively) in "other, net" in the other income (loss) section of the statement of income. Because the components of the Bank's net periodic postretirement benefit cost other than the service cost component were insignificant for the nine months ended September 30, 2017 (see Note 14), such amounts were not reclassified and are reported in compensation and benefits expense for that period. The adoption of ASU 2017-07 did not have any impact on the Bank's financial condition.
Derivatives and Hedging. On August 28, 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the guidance provides for, but does not require, the use of a qualitative method of assessing hedge effectiveness. Among other things, the guidance also permits, but does not require, the following:

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

•
For a cash flow hedge of interest-rate risk of a variable-rate financial instrument, designation of the variability in cash flows attributable to the contractually specified interest rate as the hedged risk (when the contractually specified variable rate is not a benchmark rate).

•
For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, designation of an amount that is not expected to be affected by prepayments, defaults and other events affecting the timing and amount of cash flows as a hedged item (commonly referred to as the "last-of-layer" method).

For public business entities, the guidance in ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for the Bank), and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts ASU 2017-12 in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. For cash flow hedges existing on the date of adoption, an entity is required to eliminate the separate measurement of ineffectiveness in earnings by means of a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. Among other things, an entity may elect at transition to modify the measurement methodology for hedged items in existing fair value hedges to the benchmark rate component of the contractual coupon cash flows. The cumulative effect of applying this election is recognized as an adjustment to the basis adjustment of the hedged item recognized on the balance sheet with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required only prospectively.
The Bank will adopt ASU 2017-12 effective January 1, 2019. At adoption, the Bank does not intend to modify any of its then existing fair value or cash flow hedging relationships. Because the Bank has not had any ineffectiveness associated with its cash flow hedges, it does not currently expect that a cumulative effect adjustment relating to such hedges will be required. ASU 2017-12 will prospectively affect the Bank’s income statement presentation for fair value hedge ineffectiveness and, consequently, will result in more variability in the Bank's net interest income and, correspondingly, its total net gains (losses) on derivatives and hedging activities. This required change in presentation will not have any impact on the Bank's net income. For some of its fair value hedging relationships entered into after January 1, 2019, the Bank may elect to use the benchmark rate component of the coupon cash flows to measure the hedged item. Following adoption, the Bank does not expect to change the way in which it assesses the effectiveness of its hedging relationships. Finally, the Bank is continuing to assess other opportunities that are available under the new guidance including, but not limited to, the potential reclassification at adoption of certain debt securities from held-to-maturity to available-for-sale and the post adoption use of the last-of-layer method.
Fair Value Measurement Disclosures. On August 28, 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements in an effort to improve disclosure effectiveness. ASU 2018-13 removes or modifies certain existing disclosure requirements regarding fair value measurements, including a clarification that the measurement uncertainty disclosure is intended to communicate information about the uncertainty in measurement as of the reporting date. In addition to the limited removals and modifications, the guidance requires public business entities to disclose: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (together, the "new disclosure requirements").
The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for the Bank). The new disclosure requirements and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. In addition, an entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 will not have any impact on the Bank's results of operations or financial condition.
Defined Benefit Plan Disclosures. On August 28, 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"), which modifies the disclosure requirements for defined benefit pension and other postretirement benefit plans in an effort to improve disclosure effectiveness. ASU 2018-14 removes specified disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain other disclosures, and requires new disclosures regarding (i) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and (ii) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.
For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The guidance is to be applied on a retrospective basis to all periods presented. The adoption of ASU 2018-14 is expected to have a minimal impact on the Bank's disclosures and it will not have any impact on the Bank's results of operations or financial condition.
Implementation Costs Associated with Cloud Computing Arrangements. On August 29, 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"), which clarifies the accounting for implementation costs associated with a hosting arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 also addresses the term over which these capitalized implementation costs should be expensed. ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract.
For public business entities, ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for the Bank). Early adoption is permitted, including adoption in any interim period. The guidance is to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this guidance is not expected to have a material impact on the Bank's results of operations or financial condition.
Inclusion of the Secured Overnight Financing Rate Overnight Index Swap Rate as a Benchmark Interest Rate. On October 25, 2018, the FASB issued ASU 2018-16, "Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2018-16"). ASU 2018-16 adds the OIS rate based on SOFR (a swap rate based on the underlying overnight SOFR rate) as an eligible benchmark interest rate for purposes of applying hedge accounting. SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day's trading activity in specified segments of the U.S. Treasury repo market. SOFR was selected by the Alternative Reference Rates Committee as its preferred alternative reference rate to LIBOR.
For entities that have not already adopted ASU 2017-12, the guidance in ASU 2018-16 is required to be adopted concurrently with the adoption of ASU 2017-12 (January 1, 2019 for the Bank). The guidance is to be applied prospectively to qualifying new or redesignated hedging relationships entered into on and after the date of adoption.

Note 3—Trading Securities
Trading securities as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
U.S. Treasury Notes	$844,413	$102,148
U.S. Treasury Bills	694,852	—
Other	—	12,082
Total	$1,539,265	$114,230
Other trading securities consisted solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans. As discussed in Note 2, these investments were reclassified to other assets effective January 1, 2018.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of September 30, 2018 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$438,814	$8,979	$—	$447,793
GSE obligations	5,549,359	100,916	909	5,649,366
Other	170,227	780	—	171,007
	6,158,400	110,675	909	6,268,166
GSE commercial mortgage-backed securities	9,086,776	136,742	3,548	9,219,970
Total	$15,245,176	$247,417	$4,457	$15,488,136
Included in the table above are GSE commercial mortgage-backed securities ("MBS") that were purchased but which had not yet settled as of September 30, 2018. The aggregate amount due of $172,201,000 is included in other liabilities on the statement of condition at that date.
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
The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of September 30, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	3	$196,060	$909	—	$—	$—	3	$196,060	$909
GSE commercial MBS	36	982,073	3,477	3	1,055	71	39	983,128	3,548
Total	39	$1,178,133	$4,386	3	$1,055	$71	42	$1,179,188	$4,457

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

At September 30, 2018, the gross unrealized losses on the Bank’s available-for-sale securities were $4,457,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of September 30, 2018, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd. (“Fitch”) and AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures are rated triple-A by Moody's and Fitch, and are not rated by S&P. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at September 30, 2018 and the credit ratings assigned by each of the nationally recognized statistical rating organizations (“NRSROs”), the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by each of the NRSROs, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at September 30, 2018 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2018.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2018 and December 31, 2017 are presented below (in thousands).

	September 30, 2018		December 31, 2017
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$389,392	$389,886	$238,017	$238,292
Due after one year through five years	2,396,125	2,422,930	2,756,755	2,786,327
Due after five years through ten years	3,240,405	3,318,685	3,341,470	3,407,595
Due after ten years	132,478	136,665	219,955	224,391
	6,158,400	6,268,166	6,556,197	6,656,605
GSE commercial MBS	9,086,776	9,219,970	7,633,976	7,745,793
Total	$15,245,176	$15,488,136	$14,190,173	$14,402,398
Interest Rate Payment Terms. At September 30, 2018 and December 31, 2017, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the nine months ended September 30, 2018 or the three months ended September 30, 2017. During the nine months ended September 30, 2017, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $248,425,000. Proceeds from the sales totaled $250,262,000, resulting in realized gains of $1,837,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2018 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$7,977	$—	$7,977	$24	$—	$8,001
State housing agency obligations	135,000	—	135,000	10	1,474	133,536
	142,977	—	142,977	34	1,474	141,537
Mortgage-backed securities
U.S. government-guaranteed residential MBS	491	—	491	3	—	494
GSE residential MBS	1,369,107	—	1,369,107	9,384	203	1,378,288
Non-agency residential MBS	79,767	11,331	68,436	15,693	215	83,914
	1,449,365	11,331	1,438,034	25,080	418	1,462,696
Total	$1,592,342	$11,331	$1,581,011	$25,114	$1,892	$1,604,233

Held-to-maturity securities as of December 31, 2017 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$10,774	$—	$10,774	$7	$20	$10,761
State housing agency obligations	160,000	—	160,000	537	304	160,233
	170,774	—	170,774	544	324	170,994
Mortgage-backed securities
U.S. government-guaranteed residential MBS	1,909	—	1,909	4	—	1,913
GSE residential MBS	1,655,625	—	1,655,625	12,336	1,630	1,666,331
Non-agency residential MBS	94,565	13,601	80,964	16,198	629	96,533
GSE commercial MBS	35,265	—	35,265	2	—	35,267
	1,787,364	13,601	1,773,763	28,540	2,259	1,800,044
Total	$1,958,138	$13,601	$1,944,537	$29,084	$2,583	$1,971,038

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of September 30, 2018. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income ("AOCI") and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
State housing agency obligations	—	$—	$—	1	$33,527	$1,474	1	$33,527	$1,474
Mortgage-backed securities
GSE residential MBS	5	47,739	43	5	75,870	160	10	123,609	203
Non-agency residential MBS	—	—	—	10	31,061	797	10	31,061	797
Total	5	$47,739	$43	16	$140,458	$2,431	21	$188,197	$2,474

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

At September 30, 2018, the gross unrealized losses on the Bank’s held-to-maturity securities were $2,474,000, of which $797,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS, $203,000 were attributable to securities that are issued and guaranteed by GSEs and $1,474,000 were attributable to a security issued by a state housing agency.
As of September 30, 2018, the U.S. government and the issuers of the Bank’s holdings of GSE MBS were rated triple-A by Moody’s and Fitch and AA+ by S&P. Based upon the credit ratings assigned by the NRSROs and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE MBS, the Bank expects that its holdings of GSE MBS that were in an unrealized loss position at September 30, 2018 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. In addition, based upon the Bank's assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by Moody's and S&P, the Bank expects that the state housing agency debenture that was in an unrealized loss position at September 30, 2018 would not be settled at an amount less than the Bank’s amortized cost basis in this investment. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2018.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS (“RMBS”), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of

September 30, 2018 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 22 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of September 30, 2018 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of September 30, 2018 assumed changes in home prices ranging from declines of 10 percent to increases of 15 percent over the 12-month period beginning July 1, 2018. For the vast majority of markets, the changes were projected to range from increases of 3 percent to 7 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired at September 30, 2018.
During the year ended December 31, 2016, one of the Bank's non-agency RMBS was determined to be other-than-temporarily impaired. In addition, 14 of the Bank's non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013.
The following table presents a rollforward for the three and nine months ended September 30, 2018 and 2017 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance of credit losses, beginning of period	$8,974	$9,961	$9,443	$10,515
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(218)	(263)	(687)	(817)
Balance of credit losses, end of period	8,756	9,698	8,756	9,698
Cumulative principal shortfalls on securities held at end of period	(2,073)	(1,973)	(2,073)	(1,973)
Cumulative amortization of the time value of credit losses at end of period	745	550	745	550
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$7,428	$8,275	$7,428	$8,275

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2018 and December 31, 2017 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2018			December 31, 2017
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$—	$—	$—	$1,425	$1,425	$1,427
Due after one year through five years	3,496	3,496	3,500	4,495	4,495	4,500
Due after five years through ten years	4,481	4,481	4,500	4,854	4,854	4,834
Due after ten years	135,000	135,000	133,537	160,000	160,000	160,233
	142,977	142,977	141,537	170,774	170,774	170,994
Mortgage-backed securities	1,449,365	1,438,034	1,462,696	1,787,364	1,773,763	1,800,044
Total	$1,592,342	$1,581,011	$1,604,233	$1,958,138	$1,944,537	$1,971,038

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $2,796,000 and $4,895,000 at September 30, 2018 and December 31, 2017, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Amortized cost of variable-rate held-to-maturity securities other than MBS	$142,977	$170,774
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	74	117
Collateralized mortgage obligations
Fixed-rate	154	220
Variable-rate	1,449,137	1,751,762
Variable-rate multi-family MBS	—	35,265
	1,449,365	1,787,364
Total	$1,592,342	$1,958,138

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2017 or the nine months ended September 30, 2018.
Sales of Securities. During the three and nine months ended September 30, 2018, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $41,498,000. Proceeds from the sale totaled $42,563,000, resulting in realized gains of $1,065,000. During the three and nine months ended September 30, 2017, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $59,763,000 and $158,806,000, respectively. Proceeds from these sales totaled $61,856,000 and $162,789,000, respectively, resulting in realized gains of $2,093,000 and $3,983,000, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At September 30, 2018 and December 31, 2017, the Bank had advances outstanding at interest rates ranging from 0.88 percent to 8.27 percent and 0.54 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	September 30, 2018		December 31, 2017
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$398	2.45%	$4,826	1.55%

Due in one year or less	23,693,876	2.20	23,695,214	1.41
Due after one year through two years	2,330,550	2.41	1,735,507	1.64
Due after two years through three years	1,681,402	2.27	1,634,252	1.87
Due after three years through four years	627,725	2.40	639,113	1.94
Due after four years through five years	541,866	2.60	1,064,930	1.75
Due after five years	12,154,859	2.18	6,318,785	1.49
Amortizing advances	1,280,104	2.68	1,376,084	2.66
Total par value	42,310,780	2.23%	36,468,711	1.52%

Premiums	13		23
Deferred net prepayment fees	(9,236)		(11,271)
Commitment fees	(110)		(116)
Hedging adjustments	(59,720)		3,177
Total	$42,241,727		$36,460,524
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2018 and December 31, 2017, the Bank had aggregate prepayable and callable advances totaling $10,592,732,000 and $9,684,619,000, respectively.
The following table summarizes advances outstanding at September 30, 2018 and December 31, 2017, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2018	December 31, 2017
Overdrawn demand deposit accounts	$398	$4,826

Due in one year or less	33,815,479	30,795,524
Due after one year through two years	2,161,050	1,335,427
Due after two years through three years	1,038,403	941,452
Due after three years through four years	518,255	490,913
Due after four years through five years	503,116	538,660
Due after five years	2,993,975	985,825
Amortizing advances	1,280,104	1,376,084
Total par value	$42,310,780	$36,468,711

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2018 and December 31, 2017, the Bank had putable advances outstanding totaling $2,641,100,000 and $1,113,500,000, respectively.

The following table summarizes advances outstanding at September 30, 2018 and December 31, 2017, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2018	December 31, 2017
Overdrawn demand deposit accounts	$398	$4,826

Due in one year or less	26,221,476	24,269,214
Due after one year through two years	2,371,550	1,785,507
Due after two years through three years	1,728,902	1,641,752
Due after three years through four years	627,725	639,113
Due after four years through five years	526,866	1,029,930
Due after five years	9,553,759	5,722,285
Amortizing advances	1,280,104	1,376,084
Total par value	$42,310,780	$36,468,711

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Fixed-rate
Due in one year or less	$23,304,651	$20,628,666
Due after one year	8,120,042	5,543,774
Total fixed-rate	31,424,693	26,172,440
Variable-rate
Due in one year or less	454,084	3,154,361
Due after one year	10,432,003	7,141,910
Total variable-rate	10,886,087	10,296,271
Total par value	$42,310,780	$36,468,711

At September 30, 2018 and December 31, 2017, 21 percent and 19 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended September 30, 2018 and 2017, gross advance prepayment fees received from members/borrowers were $29,000 and $712,000, respectively, of which $0 and $476,000, respectively, were deferred. During the nine months ended September 30, 2018 and 2017, gross advance prepayment fees received from members/borrowers were $1,788,000 and $1,578,000, respectively, of which $0 and $695,000, respectively, were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, symmetrical prepayment advances with aggregate par values of $6,000,000 and $17,000,000, respectively, were prepaid. The differences by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $4,000 and $194,000, respectively, and were recorded in prepayment fees on advances, net of the associated hedging adjustments on the advances.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of September 30, 2018 and December 31, 2017 for mortgage loans held for portfolio (in thousands):

	September 30, 2018	December 31, 2017
Fixed-rate medium-term* single-family mortgages	$9,445	$9,279
Fixed-rate long-term single-family mortgages	1,743,548	844,078
Premiums	40,056	22,123
Discounts	(1,106)	(212)
Deferred net derivative gains associated with mortgage delivery commitments	3,633	2,855
Total mortgage loans held for portfolio	1,795,576	878,123
Less: allowance for credit losses	(382)	(271)
Total mortgage loans held for portfolio, net of allowance for credit losses	$1,795,194	$877,852
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at September 30, 2018 and December 31, 2017 was comprised of government-guaranteed/insured loans totaling $16,678,000 and $19,228,000, respectively, and conventional loans totaling $1,736,315,000 and $834,129,000, respectively.

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
During the nine months ended September 30, 2018 and 2017, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
As discussed below, the Bank did not provide for any credit losses on its extensions of credit to members during the nine months ended September 30, 2018. For a discussion regarding the Bank's assessment of the impact of hurricanes and wildfires that occurred in 2017 and 2018, see Note 16 - Commitments and Contingencies.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2018 or December 31, 2017.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At September 30, 2018 and December 31, 2017, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2018 and December 31, 2017, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment by payment status for mortgage loans at September 30, 2018 and December 31, 2017 (dollars in thousands).

	September 30, 2018			December 31, 2017
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$5,503	$698	$6,201	$6,553	$983	$7,536
60-89 days delinquent	1,204	113	1,317	1,541	148	1,689
90 days or more delinquent	826	150	976	689	98	787
Total past due	7,533	961	8,494	8,783	1,229	10,012
Total current loans	1,779,304	15,892	1,795,196	853,653	18,203	871,856
Total mortgage loans	$1,786,837	$16,853	$1,803,690	$862,436	$19,432	$881,868

Other delinquency statistics:
In process of foreclosure (1)	$140	$61	$201	$212	$—	$212
Serious delinquency rate (2)	—%	0.9%	0.1%	0.1%	0.5%	0.1%
Past due 90 days or more and still accruing interest (3)	$—	$150	$150	$—	$98	$98
Nonaccrual loans	$826	$—	$826	$689	$—	$689
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At September 30, 2018 and December 31, 2017, the Bank’s other assets included $30,000 and $49,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At September 30, 2018 and December 31, 2017, the Bank did not have any troubled debt restructurings related to mortgage loans. At these dates, the estimated value of the collateral securing each nonaccrual loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of the nonaccrual mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $382,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at September 30, 2018. The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance, beginning of period	$278	$141	$271	$141
Provision for credit losses	104	—	111	—
Balance, end of period	$382	$141	$382	$141

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of September 30, 2018 and December 31, 2017 (in thousands).

	September 30, 2018	December 31, 2017
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$382	$271

Recorded investment
Individually evaluated for impairment	$826	$689
Collectively evaluated for impairment	1,786,011	861,747
	$1,786,837	$862,436

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.019 trillion and $1.034 trillion at September 30, 2018 and December 31, 2017, respectively. The Bank was the primary obligor on $68.8 billion and $64.1 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2018 and December 31, 2017 (in thousands, at par value).

	September 30, 2018	December 31, 2017
Variable-rate	$14,009,850	$15,295,000
Fixed-rate	14,389,285	12,680,675
Step-up	6,082,500	3,379,500
Step-down	250,000	175,000
Total par value	$34,731,635	$31,530,175

At September 30, 2018 and December 31, 2017, 91 percent and 89 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2018 and December 31, 2017, by contractual maturity (dollars in thousands):

	September 30, 2018		December 31, 2017
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$18,097,820	1.96%	$17,981,240	1.36%
Due after one year through two years	4,927,985	1.96	3,858,175	1.32
Due after two years through three years	3,459,425	1.94	2,389,140	1.65
Due after three years through four years	2,442,790	2.01	2,585,200	1.60
Due after four years through five years	2,747,810	2.69	1,920,285	1.86
Due after five years	3,055,805	2.51	2,796,135	2.26
Total par value	34,731,635	2.07%	31,530,175	1.51%

Premiums	2,914		6,194
Discounts	(1,482)		(1,655)
Debt issuance costs	(2,899)		(2,238)
Hedging adjustments	(347,824)		(155,618)
Total	$34,382,344		$31,376,858

At September 30, 2018 and December 31, 2017, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2018	December 31, 2017
Non-callable bonds	$24,222,235	$25,228,675
Callable bonds	10,509,400	6,301,500
Total par value	$34,731,635	$31,530,175

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2018 and December 31, 2017, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2018	December 31, 2017
Due in one year or less	$26,427,220	$23,978,740
Due after one year through two years	3,586,485	3,637,175
Due after two years through three years	2,042,425	1,614,140
Due after three years through four years	1,263,890	1,208,200
Due after four years through five years	1,117,810	855,285
Due after five years	293,805	236,635
Total par value	$34,731,635	$31,530,175

     Discount Notes. At September 30, 2018 and December 31, 2017, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2018	$33,996,816	$34,098,275	2.01%

December 31, 2017	$32,510,758	$32,574,035	1.17%

Note 10—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$31,246	$22,871
AHP assessment	15,632	13,223
Grants funded, net of recaptured amounts	(8,128)	(6,538)
Balance, end of period	$38,750	$29,556

Note 11—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2018 or December 31, 2017.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of September 30, 2018 and December 31, 2017 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2018

Assets

Derivatives
Bilateral derivatives	$30,437	$(26,967)	$3,470	$(2,156)	(2)	$1,314
Cleared derivatives	8,743	(7,976)	767	—		767
Total derivatives	39,180	(34,943)	4,237	(2,156)		2,081
Securities purchased under agreements to resell	4,240,000	—	4,240,000	(4,240,000)		—

Total assets	$4,279,180	$(34,943)	$4,244,237	$(4,242,156)		$2,081

Liabilities

Derivatives
Bilateral derivatives	$248,141	$(237,032)	$11,109	$—		$11,109
Cleared derivatives	15,210	(7,818)	7,392	(7,392)	(3)	—

Total liabilities	$263,351	$(244,850)	$18,501	$(7,392)		$11,109

December 31, 2017

Assets

Derivatives
Bilateral derivatives	$15,120	$(8,176)	$6,944	$(6,422)	(2)	$522
Cleared derivatives	225,852	(215,571)	10,281	—		10,281
Total derivatives	240,972	(223,747)	17,225	(6,422)		10,803
Securities purchased under agreements to resell	6,700,000	—	6,700,000	(6,700,000)		—

Total assets	$6,940,972	$(223,747)	$6,717,225	$(6,706,422)		$10,803

Liabilities

Derivatives
Bilateral derivatives	$155,703	$(145,537)	$10,166	$—		$10,166
Cleared derivatives	76,734	(75,940)	794	(794)	(4)	—

Total liabilities	$232,437	$(221,477)	$10,960	$(794)		$10,166
_____________________________

(1)
Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged other securities with an aggregate fair value of $711,760,000 at September 30, 2018 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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

Note 12—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of September 30, 2018, it was not a party to any forward rate agreements.
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
Approximately one-half of the Bank's trading securities are fixed-rate U.S. Treasury Notes that were acquired with short remaining terms to maturity. To convert these fixed-rate investment securities to a short-term floating rate, the Bank entered into fixed-for-floating interest rate exchange agreements that are indexed to the overnight index swap ("OIS") rate. These derivatives are treated as economic hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at September 30, 2018 and December 31, 2017 (in thousands).

	September 30, 2018			December 31, 2017
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$6,630,147	$11,898	$14,192	$5,055,945	$27,829	$29,110
Available-for-sale securities	15,935,067	15,672	25,687	14,282,321	177,066	107,822
Consolidated obligation bonds	18,768,665	5,645	215,828	14,374,040	1,510	85,669
Consolidated obligation discount notes	728,000	—	281	505,000	18,512	33
Interest rate swaptions related to advances	—	—	—	2,000	44	—
Total derivatives designated as hedging instruments under ASC 815	42,061,879	33,215	255,988	34,219,306	224,961	222,634
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	7,500	1	—	7,500	11	—
Available-for-sale securities	3,156	—	5	2,993	2	2
Mortgage loans held for portfolio	130,600	41	100	—	—	—
Trading securities	750,000	10	7	—	—	—
Intermediary transactions	318,507	2,447	5,512	2,338,039	15,573	9,630
Other	425,000	856	—	325,000	219	—
Interest rate swaptions related to mortgage loans held for portfolio	60,000	837	—	—	—	—
Mortgage delivery commitments	30,605	25	—	20,304	31	—
Interest rate caps and floors
Held-to-maturity securities	1,000,000	9	—	1,200,000	4	—
Intermediary transactions	541,000	1,739	1,739	80,000	171	171
Total derivatives not designated as hedging instruments under ASC 815	3,266,368	5,965	7,363	3,973,836	16,011	9,803
Total derivatives before collateral and netting adjustments	$45,328,247	39,180	263,351	$38,193,142	240,972	232,437

Cash collateral and related accrued interest		(1,545)	(211,608)		(139,838)	(137,362)
Cash received or remitted in excess of variation margin requirements		(178)	(22)		—	(206)
Netting adjustments		(33,220)	(33,220)		(83,909)	(83,909)
Total collateral and netting adjustments(1)		(34,943)	(244,850)		(223,747)	(221,477)
Net derivative balances reported in statements of condition		$4,237	$18,501		$17,225	$10,960
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Gain (Loss) Recognized in Earnings for the		Gain (Loss) Recognized in Earnings for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$1,187	$(1,561)	$15,862	$(5,964)
Interest rate swaptions	—	—	(44)	(36)
Total net gain (loss) related to fair value hedge ineffectiveness	1,187	(1,561)	15,818	(6,000)
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	(3,928)	545	(15,704)	8,162
Net interest income (expense) on interest rate swaps	(649)	360	(772)	1,281
Interest rate swaptions	124	—	(1)	—
Interest rate caps and floors	(4)	(13)	119	(247)
Mortgage delivery commitments	437	794	937	2,257
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(4,020)	1,686	(15,421)	11,453
Price alignment amount on variation margin for daily settled derivative contracts	(2,740)	220	(6,494)	521
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(5,573)	$345	$(6,097)	$5,974
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2018 and 2017 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Derivative Net Interest Income (Expense)(2)
Three Months Ended September 30, 2018
Advances	$14,777	$(14,802)	$(25)	$5,957
Available-for-sale securities	143,726	(142,665)	1,061	11,978
Consolidated obligation bonds	(25,859)	26,010	151	(15,504)
Total	$132,644	$(131,457)	$1,187	$2,431

Three Months Ended September 30, 2017
Advances	$7,294	$(7,227)	$67	$(7,001)
Available-for-sale securities	8,527	(8,726)	(199)	(23,785)
Consolidated obligation bonds	(3,078)	1,649	(1,429)	8,299
Total	$12,743	$(14,304)	$(1,561)	$(22,487)

Nine Months Ended September 30, 2018
Advances	$62,423	$(62,253)	$170	$8,389
Available-for-sale securities	596,067	(574,967)	21,100	7,251
Consolidated obligation bonds	(197,627)	192,175	(5,452)	(26,995)
Total	$460,863	$(445,045)	$15,818	$(11,355)

Nine Months Ended September 30, 2017
Advances	$15,340	$(15,101)	$239	$(26,787)
Available-for-sale securities	(75,804)	69,316	(6,488)	(82,190)
Consolidated obligation bonds	42,313	(42,064)	249	31,406
Total	$(18,151)	$12,151	$(6,000)	$(77,571)
_____________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives in ASC 815 cash flow hedging relationships that were recognized in other comprehensive income and the gains (losses) reclassified from AOCI into earnings for the three and nine months ended September 30, 2018 and 2017 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest rate swaps related to anticipated issuances of consolidated obligation discount notes
Amount of gains (losses) recognized in other comprehensive income on derivatives (effective portion)	$8,749	$(917)	$27,315	$(6,668)
Amount of gains (losses) reclassified from AOCI into interest expense (effective portion) (1)	464	(491)	427	(1,927)
Amount of losses recognized in net gains (losses) on derivatives and hedging activities (ineffective portion)	—	—	—	—
_____________________________

(1)	Represents net interest income (expense) associated with the derivatives.

For the three and nine months ended September 30, 2018 and 2017, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At September 30, 2018, $4,492,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At September 30, 2018, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The majority of the Bank's derivative contracts have been cleared through third-party central clearinghouses (as of September 30, 2018, the notional balance of cleared transactions outstanding totaled $28.2 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of September 30, 2018, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $16.6 billion and $0.5 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 13—Capital
At all times during the nine months ended September 30, 2018, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,044,112	$3,657,267	$831,553	$3,265,641
Total capital	$2,948,404	$3,657,267	$2,740,972	$3,265,641
Total capital-to-assets ratio	4.00%	4.96%	4.00%	4.77%
Leverage capital	$3,685,505	$5,485,901	$3,426,215	$4,898,462
Leverage capital-to-assets ratio	5.00%	7.44%	5.00%	7.15%
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the nine months ended September 30, 2018, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2018, June 26, 2018 and September 24, 2018, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2018, June 26, 2018 and September 24, 2018, the Bank repurchased surplus stock totaling $233,659,000, $99,285,000 and $223,761,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 27, 2018, June 26, 2018 and September 24, 2018, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $5,363,000, $22,000 and $20,000, respectively.

Note 14—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$5	$5	$15	$17
Interest cost	4	6	14	16
Amortization of prior service cost	5	5	15	15
Amortization of net actuarial gain	(26)	(9)	(79)	(61)
Net periodic benefit credit	$(12)	$7	$(35)	$(13)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the nine months ended September 30, 2018 and 2017, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2018 and December 31, 2017. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of September 30, 2018 and December 31, 2017, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
Other assets held at fair value. To value its mutual fund investments included in other assets as of September 30, 2018 and trading securities as of December 31, 2017, the Bank obtained quoted prices for the mutual funds.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2018 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$55,409	$55,409	$55,409	$—		$—		$—
Interest-bearing deposits	1,800,287	1,800,287	—	1,800,287		—		—
Securities purchased under agreements to resell	4,240,000	4,240,000	—	4,240,000		—		—
Federal funds sold	4,785,000	4,785,000	—	4,785,000		—		—
Trading securities (1)	1,539,265	1,539,265	—	1,539,265		—		—
Available-for-sale securities (1)	15,488,136	15,488,136	—	15,488,136		—		—
Held-to-maturity securities	1,581,011	1,604,233	—	1,520,319	(2)	83,914	(3)	—
Advances	42,241,727	42,203,323	—	42,203,323		—		—
Mortgage loans held for portfolio, net	1,795,194	1,762,905	—	1,762,905		—		—
Accrued interest receivable	138,561	138,561	—	138,561		—		—
Derivative assets (1)	4,237	4,237	—	39,180		—		(34,943)
Other assets held at fair value (1)	14,104	14,104	14,104	—		—		—

Liabilities:
Deposits	1,016,038	1,016,024	—	1,016,024		—		—
Consolidated obligations
Discount notes	33,996,816	33,982,751	—	33,982,751		—		—
Bonds	34,382,344	34,298,545	—	34,298,545		—		—
Mandatorily redeemable capital stock	6,877	6,877	6,877	—		—		—
Accrued interest payable	111,186	111,186	—	111,186		—		—
Derivative liabilities (1)	18,501	18,501	—	263,351		—		(244,850)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of September 30, 2018.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS and GSE RMBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

Note 16—Commitments and Contingencies

Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At September 30, 2018, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $950 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
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
At the time the storms struck, the Bank held interests totaling approximately $58 million (unpaid principal balance or “UPB”) in conventional mortgage loans acquired through the MPF Program and held for portfolio that were collateralized by properties located in the areas that were ultimately designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government (approximately $14 million UPB was collateralized by properties located in Hurricane Harvey disaster areas and approximately $44 million UPB was collateralized by properties located in Hurricane Irma disaster areas). Under the terms of the MPF Program, all mortgagors are required to carry hazard insurance and, if the property is located in a federal government-designated flood zone, they must also carry flood insurance. Federal assistance may also be available to mortgagors affected by the storms. In addition, mortgage loans with a loan-to-value ratio greater than 80 percent are required to have private mortgage insurance. Members selling mortgage loans to the Bank under the MPF Program are also required to retain a portion of the credit risk associated with those loans (“MPF credit enhancements”). Based on its assessment, the Bank does not currently anticipate any material losses in its mortgage loan portfolio related to Hurricanes Harvey or Irma. As of September 30, 2018, none of these loans were delinquent and $2.8 million UPB of these loans were in forbearance.
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
Impact of Hurricanes Florence and Michael. In September and October 2018, two significant hurricanes struck the continental United States. On September 14, 2018, Hurricane Florence made landfall near Wrightsville Beach, North Carolina, causing severe damage in North and South Carolina, primarily as a result of freshwater flooding. Then, on October 10, 2018, Hurricane Michael made landfall near Mexico Beach, Florida, causing severe damage in the Florida Panhandle, Georgia and Alabama. The Bank's exposure to the destruction caused by these storms relates primarily to its mortgage loan and non-agency RMBS portfolios and, in the case of each portfolio, is insignificant.
Impact of California Wildfires. In October and December, 2017, several significant wildfires destroyed thousands of homes and businesses in Northern and Southern California, respectively. The Bank’s primary exposure to the destruction caused by these wildfires relates to its mortgage loans held for portfolio. At the time the fires occurred, the Bank held interests totaling approximately $83 million UPB in conventional mortgage loans acquired through the MPF Program that were collateralized by properties located in the areas that were ultimately designated as disaster areas by FEMA, making them eligible for individual assistance from the federal government. As noted in the discussion regarding Hurricanes Harvey and Irma, all mortgagors are required under the terms of the MPF Program to carry hazard insurance. For this reason and the other reasons set forth in that discussion, the Bank does not currently anticipate any material losses as a result of the 2017 California wildfires. As of September 30, 2018, none of these loans were 90 days or more delinquent and $0.3 million UPB of these loans were 60-89 days delinquent. In addition, loans with an aggregate UPB of $0.8 million were in forbearance.

During the three months ended September 30, 2018, several significant wildfires destroyed over 1,000 homes and other structures in Northern California. At the time these fires occurred, the Bank did not have any conventional mortgage loans that were collateralized by properties located in the areas that were ultimately designated as disaster areas by FEMA.
Other commitments and contingencies. At September 30, 2018 and December 31, 2017, the Bank had commitments to make additional advances totaling approximately $30,301,000 and $20,200,000, respectively. In addition, outstanding standby letters of credit totaled $17,201,145,000 and $16,215,472,000 at September 30, 2018 and December 31, 2017, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
In late 2017 and June 2018, the Bank entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2018 and December 31, 2017, the Bank had outstanding standby bond purchase agreements totaling $455,685,000 and $207,663,000, respectively. At September 30, 2018, standby bond purchase agreements totaling $202,192,000 and $253,493,000 expire in 2022 and 2023, respectively. The Bank was not required to purchase any bonds under these agreements during the nine months ended September 30, 2018 or the year ended December 31, 2017.
At September 30, 2018 and December 31, 2017, the Bank had commitments to purchase conventional mortgage loans totaling $30,605,000 and $20,304,000, respectively, from certain of its members that participate in the MPF program.
At September 30, 2018 and December 31, 2017, the Bank had commitments to issue $125,475,000 and $55,000,000, respectively, of consolidated obligation bonds, of which $115,000,000 and $55,000,000, respectively, were hedged with interest rate swaps. In addition, at September 30, 2018, the Bank had commitments to issue $390,953,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at December 31, 2017.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of September 30, 2018 and December 31, 2017, the Bank had pledged cash collateral of $211,275,000 and $137,201,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of September 30, 2018 and December 31, 2017, the Bank had pledged securities with carrying values (and fair values) of $719,152,000 and $747,230,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Note 18 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, interest income from loans to other FHLBanks totaled $13,425. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2017 (in thousands).

Nine Months Ended September 30, 2017
Balance at January 1, 2017	$290,000
Loans made to:
FHLBank of Boston	225,000
Collections from:
FHLBank of San Francisco	(290,000)
FHLBank of Boston	(225,000)
Balance at September 30, 2017	$—
During the nine months ended September 30, 2018 and 2017, interest expense on borrowings from other FHLBanks totaled $75,172 and $15,669, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2018 and 2017 (in thousands).

	Nine Months Ended September 30,
	2018	2017
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	45,000	—
FHLBank of Indianapolis	610,000	20,000
FHLBank of Topeka	—	10,000
FHLBank of Atlanta	—	250,000
FHLBank of Boston	175,000	—
FHLBank of Cincinnati	500,000	—
FHLBank of Des Moines	500,000	—
Repayments to:
FHLBank of San Francisco	(45,000)	—
FHLBank of Indianapolis	(610,000)	(20,000)
FHLBank of Topeka	—	(10,000)
FHLBank of Boston	(175,000)	—
FHLBank of Cincinnati	(500,000)	—
FHLBank of Des Moines	(500,000)	—
Balance at September 30,	$—	$250,000

Note 19 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended September 30, 2018
Balance at July 1, 2018	$216,362	$38,788	$(12,048)	$1,474	$244,576
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(464)	—	—	(464)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(21)	(21)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	26,598	—	—	—	26,598
Unrealized gains on cash flow hedges	—	8,749	—	—	8,749
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	717	—	717
Total other comprehensive income (loss)	26,598	8,285	717	(21)	35,579
Balance at September 30, 2018	$242,960	$47,073	$(11,331)	$1,453	$280,155

Three Months Ended September 30, 2017
Balance at July 1, 2017	$130,990	$16,065	$(15,227)	$1,358	$133,186
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	491	—	—	491
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(4)	(4)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	27,278	—	—	—	27,278
Unrealized losses on cash flow hedges	—	(917)	—	—	(917)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	822	—	822
Total other comprehensive income (loss)	27,278	(426)	822	(4)	27,670
Balance at September 30, 2017	$158,268	$15,639	$(14,405)	$1,354	$160,856

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Nine Months Ended September 30, 2018
Balance at January 1, 2018	$212,225	$20,185	$(13,601)	$1,517	$220,326
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(427)	—	—	(427)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(64)	(64)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	30,735	—	—	—	30,735
Unrealized gains on cash flow hedges	—	27,315	—	—	27,315
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,270	—	2,270
Total other comprehensive income (loss)	30,735	26,888	2,270	(64)	59,829
Balance at September 30, 2018	$242,960	$47,073	$(11,331)	$1,453	$280,155

Nine Months Ended September 30, 2017
Balance at January 1, 2017	$58,587	$20,380	$(17,157)	$1,400	$63,210
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(1,837)	—	—	—	(1,837)
Losses on cash flow hedges included in interest expense	—	1,927	—	—	1,927
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(46)	(46)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	101,518	—	—	—	101,518
Unrealized losses on cash flow hedges	—	(6,668)	—	—	(6,668)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,752	—	2,752
Total other comprehensive income (loss)	99,681	(4,741)	2,752	(46)	97,646
Balance at September 30, 2017	$158,268	$15,639	$(14,405)	$1,354	$160,856
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of September 30, 2018, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2018 and December 31, 2017.

MEMBERSHIP SUMMARY
	September 30, 2018	December 31, 2017
Commercial banks	594	608
Savings institutions	57	58
Credit unions	117	114
Insurance companies	38	35
Community Development Financial Institutions	7	6
Total members	813	821
Housing associates	8	8
Non-member borrowers	5	6
Total	826	835
Community Financial Institutions (“CFIs”) (1)	582	600
_____________________________

(1)
The figures shown reflect the number of institutions that were Community Financial Institutions as of September 30, 2018 and December 31, 2017 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2018, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2017, 2016 and 2015 of less than $1.173 billion. For 2017, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2016, 2015 and 2014 of less than $1.148 billion.
As of September 30, 2018, the Bank had 813 members. The decline in the Bank's membership during the first nine months of 2018 was largely attributable to intra-district merger activity.
Financial Market Conditions
Economic growth in the United States expanded during the third quarter of 2018. The gross domestic product increased at an annual rate of 3.5 percent during the third quarter of 2018, after increasing at annual rates of 2.2 percent during the first quarter of 2018, 4.2 percent during the second quarter of 2018, and 2.2 percent during 2017. The nationwide unemployment rate was 3.7 percent at September 30, 2018, down from 4.0 percent at June 30, 2018 and 4.1 percent at both March 31, 2018 and December 31, 2017. Housing prices continued to increase in most major metropolitan areas, albeit at a slower pace than in 2017, while home sales slowed in many markets.
At a meeting that was held on March 20/21, 2018, the Federal Open Market Committee ("FOMC") raised its target for the federal funds rate to a range between 1.50 percent and 1.75 percent (from a range between 1.25 percent and 1.50 percent). The FOMC further raised its target for the federal funds rate to a range between 1.75 percent and 2.00 percent at a meeting held on June 12/13, 2018 and to a range between 2.00 percent and 2.25 percent at a meeting held on September 25/26, 2018. At a meeting held on November 7/8, 2018, the FOMC maintained its target for the federal funds rate at a range between 2.00 percent and 2.25 percent and stated that it expects that further gradual increases in the target range for the federal funds rate will be consistent with sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC's symmetric 2 percent objective over the medium term. In addition, through the first nine months of 2018, the FOMC continued its balance sheet normalization program, which gradually reduces the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. The FOMC's next regular meeting is scheduled to occur on December 18/19, 2018.
One-month and three-month LIBOR increased during the first nine months of 2018, with one-month and three-month LIBOR ending the third quarter at 2.26 percent and 2.40 percent, respectively, as compared to 1.56 percent and 1.69 percent, respectively, at the end of 2017.

The following table presents information on various market interest rates at September 30, 2018 and December 31, 2017 and various average market interest rates for the three and nine-month periods ended September 30, 2018 and 2017.

	Ending Rate		Average Rate		Average Rate
	September 30, 2018	December 31, 2017	Third Quarter 2018	Third Quarter 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Federal Funds Target (1)	2.25%	1.50%	2.01%	1.25%	1.78%	1.03%
Average Effective Federal Funds Rate (2)	2.18%	1.33%	1.93%	1.14%	1.71%	0.93%
1-month LIBOR (1)	2.26%	1.56%	2.11%	1.23%	1.91%	1.04%
3-month LIBOR (1)	2.40%	1.69%	2.34%	1.31%	2.20%	1.20%
2-year LIBOR (1)	2.99%	2.08%	2.86%	1.60%	2.67%	1.57%
5-year LIBOR (1)	3.07%	2.24%	2.94%	1.88%	2.82%	1.93%
10-year LIBOR (1)	3.12%	2.40%	2.99%	2.20%	2.91%	2.26%
3-month U.S. Treasury (1)	2.19%	1.39%	2.07%	1.05%	1.85%	0.86%
2-year U.S. Treasury (1)	2.81%	1.89%	2.67%	1.36%	2.44%	1.30%
5-year U.S. Treasury (1)	2.94%	2.20%	2.81%	1.81%	2.71%	1.86%
10-year U.S. Treasury (1)	3.05%	2.40%	2.92%	2.24%	2.87%	2.32%
_____________________________

(1)	Source: Bloomberg (reflects upper end of target range)

(2)	Source: Federal Reserve Statistical Release

Year-to-Date 2018 Summary

•
The Bank ended the third quarter of 2018 with total assets of $73.7 billion compared with $68.5 billion at the end of 2017. The $5.2 billion increase in total assets for the nine months ended September 30, 2018 was attributable primarily to increases in the Bank's advances ($5.7 billion), long-term investments ($0.7 billion) and mortgage loans held for portfolio ($0.9 billion), partially offset by a decrease in the Bank's short-term liquidity portfolio ($2.2 billion).

•	Total advances increased from $36.5 billion at December 31, 2017 to $42.2 billion at September 30, 2018.

•	Mortgage loans held for portfolio increased from $0.9 billion at December 31, 2017 to $1.8 billion at September 30, 2018.

•
The Bank’s net income for the three and nine months ended September 30, 2018 was $50.1 million and $140.6 million, respectively, as compared to $40.0 million and $118.9 million, respectively, during the corresponding periods in 2017. The increase of $10.1 million for the three months ended September 30, 2018 compared to the corresponding period in 2017 was due to a $18.5 million increase in net interest income and a $0.7 million decrease in non-interest expenses, offset by a $8.0 million negative swing in non-interest income (loss) and a $1.1 million increase in the Bank's Affordable Housing Program assessment. The increase of $21.7 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was due to a $48.2 million increase in net interest income, offset by a $21.7 million decrease in non-interest income, a $2.4 million increase in non-interest expenses and a $2.4 million increase in the Bank's Affordable Housing Program assessment. For additional discussion, see the section entitled "Results of Operations" beginning on page 65 of this report.

•
At all times during the first nine months of 2018, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $1.042 billion at September 30, 2018 from $941.8 million at December 31, 2017. Retained earnings was 1.41 percent and 1.37 percent of total assets at September 30, 2018 and December 31, 2017, respectively.

•
During the first nine months of 2018, the Bank paid dividends totaling $40.8 million. The Bank’s first quarter 2018 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017) and 2.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017 plus 1.0 percent), respectively. The Bank’s second quarter 2018 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.65 percent (a rate equal to average one-month LIBOR for the first quarter of 2018) and 2.65 percent (a rate equal to average one-month LIBOR for the first quarter of 2018 plus 1.0 percent), respectively. The Bank’s third quarter 2018 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.97 percent (a rate equal to average one-month LIBOR for the second quarter of 2018) and 2.97 percent (a rate equal to average one-month LIBOR for the second quarter of 2018 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2018			2017
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$42,241,727	$43,589,555	$35,303,746	$36,460,524	$36,287,884
Investments (1)	29,433,699	30,807,424	28,571,090	30,941,464	29,255,476
Mortgage loans held for portfolio	1,795,576	1,322,093	1,019,653	878,123	576,947
Allowance for credit losses on mortgage loans	382	278	271	271	141
Total assets	73,710,099	75,939,877	65,099,832	68,524,301	66,449,883
Consolidated obligations — discount notes	33,996,816	39,322,407	26,641,297	32,510,758	31,438,766
Consolidated obligations — bonds	34,382,344	31,141,214	33,502,435	31,376,858	30,060,229
Total consolidated obligations(2)	68,379,160	70,463,621	60,143,732	63,887,616	61,498,995
Mandatorily redeemable capital stock(3)	6,877	824	832	5,941	7,032
Capital stock — putable	2,608,799	2,660,055	2,350,943	2,317,937	2,206,815
Unrestricted retained earnings	904,525	880,637	855,150	832,826	818,251
Restricted retained earnings	137,066	127,051	117,285	108,937	102,663
Total retained earnings	1,041,591	1,007,688	972,435	941,763	920,914
Accumulated other comprehensive income	280,155	244,576	275,627	220,326	160,856
Total capital	3,930,545	3,912,319	3,599,005	3,480,026	3,288,585
Dividends paid(3)	16,168	13,581	11,064	10,524	8,643
Income statement (for the quarter)
Net interest income after provision for mortgage loan losses	$80,937	$76,005	$68,093	$60,686	$62,492
Other income (loss)	(2,503)	425	2,274	573	5,463
Other expense	22,798	22,169	23,991	26,399	23,491
AHP assessment	5,565	5,427	4,640	3,487	4,451
Net income	50,071	48,834	41,736	31,373	40,013
Performance ratios
Net interest margin(4)	0.45%	0.46%	0.42%	0.38%	0.39%
Net interest spread (5)	0.33	0.36	0.34	0.32	0.32
Return on average assets	0.28	0.30	0.26	0.19	0.25
Return on average equity	5.05	5.22	4.63	3.71	4.83
Return on average capital stock (6)	7.53	7.88	6.99	5.57	7.12
Total average equity to average assets	5.45	5.75	5.61	5.26	5.12
Regulatory capital ratio(7)	4.96	4.83	5.11	4.77	4.72
Dividend payout ratio (3)(8)	32.29	27.81	26.51	33.54	21.60

_____________________________

(1)
Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.019 trillion, $1.060 trillion, $1.019 trillion, $1.034 trillion and $1.028 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $69 billion, $71 billion, $61 billion, $64 billion and $62 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $6 thousand, $24 thousand, $22 thousand, $30 thousand and $47 thousand for the quarters ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

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

Impact of Hurricanes and California Wildfires
In 2017, two significant hurricanes struck the continental United States. On August 25, 2017, Hurricane Harvey made landfall near Rockport, Texas, causing substantial flooding and other damage in southeast Texas, including the Houston metropolitan area, and lesser damage in Louisiana. Then, on September 10, 2017, Hurricane Irma made landfall near Marco Island, Florida, causing significant damage in Florida and lesser damage in other southeastern states.
In 2018, two significant hurricanes struck the continental United States. On September 14, 2018, Hurricane Florence made landfall near Wrightsville Beach, North Carolina, causing severe damage in North and South Carolina, primarily as a result of freshwater flooding. Then, on October 10, 2018, Hurricane Michael made landfall near Mexico Beach, Florida, causing severe damage in the Florida Panhandle, Georgia and Alabama.
In October and December 2017, several significant wildfires destroyed thousands of homes and businesses in Northern and Southern California, respectively. Then, in the third quarter of 2018, several significant wildfires destroyed over 1,000 homes and other structures in Northern California.
For additional discussion, see "Item 1. Financial Statements" (specifically, Note 16 beginning on page 37) included in this report.
Regulatory Developments
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
Liquidity Guidance
On August 23, 2018, the Finance Agency issued an Advisory Bulletin and accompanying supervisory letter that, together, set forth its expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and fund letters of credit during a sustained capital markets disruption. More specifically, the Advisory Bulletin (hereinafter referred to as the “Liquidity AB”) sets forth the Finance Agency’s expectations with respect to base case liquidity and funding gaps, among other things. The Liquidity AB sets forth ranges for the prescribed base case liquidity and funding gap measures and the supervisory letter identifies the initial thresholds within those ranges that the Finance Agency believes are appropriate in light of current market conditions. Subsequent revisions to the initial thresholds, if any, will be communicated to the FHLBanks via supervisory letters.
With respect to base case liquidity, the Liquidity AB requires each FHLBank to maintain a positive cash balance during a prescribed period of time ranging from 10 to 30 calendar days assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. Initially, the Finance Agency has indicated that it will consider a FHLBank to have adequate reserves of liquid assets if, by March 31, 2019, it maintains 10 calendar days or more of positive daily cash balances and if, by December 31, 2019, it maintains 20 calendar days or more of positive daily cash balances. The supervisory letter sets forth the cash flow assumptions to be used by the FHLBanks which include, among other things, a reserve for potential draws on standby letters of credit. Effective March 31, 2019, the Liquidity AB rescinds the Finance Agency’s March 2009 liquidity guidance, which currently requires the Bank to meet two daily liquidity standards (specifically, the 5-day renewal and 15-day roll-off scenarios that are described in the Liquidity and Capital Resources section of this report beginning on page 74).
Funding gaps measure the difference between a FHLBank’s assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the FHLBank’s total assets. Depending on conditions in the financial markets, the Finance Agency believes (as stated in the Liquidity AB) that the FHLBanks should operate so as not to exceed a funding gap ratio between negative 10 percent and negative 20 percent for a three-month time horizon and between negative 25 percent and negative 35 percent for a one-year time horizon. These limits are designed to reduce the liquidity risks associated with a mismatch in a FHLBank’s asset and liability maturities, including an undue reliance on short-term debt funding, which may increase a FHLBank’s debt rollover risk. Initially, the Finance Agency has indicated that it will consider a FHLBank to have adequate liquidity to address funding gap risks if, by December 31, 2018, the FHLBank maintains a funding gap ratio of negative 15 percent or better for the three-month time horizon and negative 30 percent or better for the one-year time horizon. For purposes of calculating the funding gap ratios, the FHLBanks may include estimates of expected cash inflows, including anticipated prepayments, for mortgage loans and mortgage-backed securities.
The Liquidity AB also sets forth the Finance Agency’s expectations for liquidity stress testing and contingency funding plans. Further, because the guidance encourages the FHLBanks to hold U.S. Treasury securities for liquidity purposes, it generally allows for the exclusion of those securities when calculating a FHLBank’s Core Mission Asset ratio.
To the extent this guidance requires the Bank to hold more lower-yielding assets and/or issue more longer-term, higher-cost debt, the Bank’s results of operations could be adversely impacted.
Proposed Amendments to Rule Regarding Golden Parachute and Indemnification Payments
On August 28, 2018, the Finance Agency proposed amendments to its rule on golden parachute payments (the “Golden Parachute Rule”) to address areas of supervisory concern and to reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute or indemnification payments by a FHLBank to an entity-affiliated party if the FHLBank were in a troubled condition, in conservatorship or receivership, or insolvent. The proposed amendments would:

•
Focus these standards on payments to and agreements with executive officers, broad-based plans (such as severance plans) covering large numbers of employees, and payments to employees other than executive officers who may have engaged in certain types of wrongdoing;

•	Revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach; and

•	Align procedures and outcomes of review with requirements of the Finance Agency’s rule on executive compensation.
Comments on the proposed rule were due by October 12, 2018.

Final Rule on Indemnification Payments
On October 4, 2018, the Finance Agency published a final rule establishing standards for identifying when an indemnification payment by a FHLBank to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•
Premiums for any commercial liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty imposed by the Finance Agency;

•	Expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	Amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).
The rule also outlines the process that a FHLBank’s board of directors must undertake prior to making a permitted payment. The rule became effective on November 5, 2018.
Financial Condition
The following table provides selected period-end balances as of September 30, 2018 and December 31, 2017, as well as selected average balances for the nine-month period ended September 30, 2018 and the year ended December 31, 2017. As shown in the table, the Bank’s total assets increased by 7.6 percent between December 31, 2017 and September 30, 2018, due primarily to increases in the Bank's advances ($5.7 billion), long-term investments ($0.7 billion) and mortgage loans held for portfolio ($0.9 billion), partially offset by a decrease in the Bank's short-term liquidity portfolio ($2.2 billion). As the Bank’s assets increased, the funding for those assets also increased. During the nine months ended September 30, 2018, total consolidated obligations increased by $4.5 billion as consolidated obligation discount notes increased by $1.5 billion and consolidated obligation bonds increased by $3.0 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2018
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2017
Advances	$42,242	$5,781	15.9%	$36,461
Short-term liquidity holdings
Interest-bearing deposits	1,800	1,800	*	—
Securities purchased under agreements to resell	4,240	(2,460)	(36.7)%	6,700
Federal funds sold	4,785	(2,995)	(38.5)%	7,780
Trading securities
U.S. Treasury Bills	695	695	*	—
U.S. Treasury Notes	746	746	*	—
Total short-term liquidity holdings	12,266	(2,214)	(15.3)%	14,480
Long-term investments
Trading securities (U.S. Treasury Note)	98	(4)	(3.9)%	102
Available-for-sale securities	15,488	1,086	7.5%	14,402
Held-to-maturity securities	1,581	(364)	(18.7)%	1,945
Total long-term investments	17,167	718	4.4%	16,449

Mortgage loans held for portfolio, net	1,795	917	104.4%	878
Total assets	73,710	5,186	7.6%	68,524
Consolidated obligations
Consolidated obligations — bonds	34,382	3,005	9.6%	31,377
Consolidated obligations — discount notes	33,997	1,486	4.6%	32,511
Total consolidated obligations	68,379	4,491	7.0%	63,888

Mandatorily redeemable capital stock	7	1	16.7%	6
Capital stock	2,609	291	12.6%	2,318
Retained earnings	1,042	100	10.6%	942
Average total assets	67,537	6,729	11.1%	60,808
Average capital stock	2,516	381	17.8%	2,135
Average mandatorily redeemable capital stock	3	(6)	(66.7)%	9
_____________________________
* The percentage increase is not meaningful.

Advances
The Bank's advances balances (at par value) increased by $5.8 billion (16.0 percent) during the first nine months of 2018, due primarily to increases in advances to the Bank's larger borrowers, including a $1.0 billion increase in advances to Comerica Bank (the Bank's largest borrower at September 30, 2018 and one of its two largest borrowers at December 31, 2017), a $0.4 billion increase in advances to Texas Capital Bank, N.A. (the Bank's second largest borrower at September 30, 2018 and its other largest borrower at December 31, 2017), and a $2.5 billion increase in advances to American General Life Insurance Company (the Bank's third largest borrower at September 30, 2018). The following table presents advances outstanding, by type of institution, as of September 30, 2018 and December 31, 2017.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial banks	$28,079	66%	$25,852	71%
Insurance companies	6,136	15	3,078	8
Savings institutions	4,403	11	3,903	11
Credit unions	3,550	8	3,479	10
Community Development Financial Institutions	16	—	12	—
Total member advances	42,184	100	36,324	100
Housing associates	110	—	126	—
Non-member borrowers	17	—	19	—
Total par value of advances	$42,311	100%	$36,469	100%
Total par value of advances outstanding to CFIs (1)	$7,040	17%	$7,273	20%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of September 30, 2018 and December 31, 2017 based upon the definitions of CFIs that applied as of those dates.
At September 30, 2018, advances outstanding to the Bank’s five largest borrowers totaled $14.4 billion, representing 34.1 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2017 totaled $10.6 billion, representing 29.2 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2018.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2018
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$3,800	9.0%
Texas Capital Bank, N.A.	3,200	7.6
American General Life Insurance Company	3,148	7.4
NexBank, SSB	2,201	5.2
Iberiabank	2,085	4.9
	$14,434	34.1%

The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2018 and December 31, 2017.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2018		December 31, 2017
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$30,145	71.3%	$24,796	68.0%
Adjustable/variable-rate indexed	10,886	25.7	10,297	28.2
Amortizing	1,280	3.0	1,376	3.8
Total par value	$42,311	100.0%	$36,469	100.0%
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
Short-Term Liquidity Holdings
At September 30, 2018, the Bank’s short-term liquidity holdings were comprised of $4.8 billion of overnight federal funds sold, $4.2 billion of overnight reverse repurchase agreements, $1.8 billion of overnight interest-bearing deposits, $0.7 billion of U.S. Treasury Bills and $0.7 billion of U.S. Treasury Notes that were acquired with short remaining terms to maturity. At December 31, 2017, the Bank’s short-term liquidity holdings were comprised of $7.8 billion of overnight federal funds sold and $6.7 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during the nine months ended September 30, 2018 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. To enhance the returns provided by its short-term liquidity portfolio, the Bank began investing in overnight interest-bearing deposits during the three months ended September 30, 2018. During that period, all of the interest-bearing deposits were transacted with domestic bank counterparties. As of September 30, 2018, the Bank’s overnight federal funds sold consisted of $0.9 billion sold to counterparties rated double-A, $3.1 billion sold to counterparties rated single-A and $0.8 billion sold to counterparties rated triple-B. As of September 30, 2018, substantially all of the Bank's interest-bearing deposits were held in single-A rated domestic banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s, S&P or Fitch Ratings, Ltd. (“Fitch”).
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s current liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2017 10-K. For the nine months ended September 30, 2018, the Bank's core mission asset ("CMA") ratio was 65.5 percent. In comparison, the Bank's CMA ratio was 62.9 percent for the year ended December 31, 2017.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2018 and December 31, 2017 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
September 30, 2018	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$8	$448	$98	$554	$8
GSE obligations	—	5,649	—	5,649	—
State housing agency obligations	135	—	—	135	133
Other	—	171	—	171	—
Total debentures	143	6,268	98	6,509	141

Mortgage-backed securities ("MBS") portfolio
U.S. government-guaranteed residential MBS	1	—	—	1	1
GSE residential MBS	1,369	—	—	1,369	1,378
GSE commercial MBS	—	9,220	—	9,220	—
Non-agency residential MBS	68	—	—	68	84
Total MBS	1,438	9,220	—	10,658	1,463
Total long-term investments	$1,581	$15,488	$98	$17,167	$1,604

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2017	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$11	$479	$102	$592	$11
GSE obligations	—	6,003	—	6,003	—
State housing agency obligations	160	—	—	160	160
Other	—	174	—	174	—
Total debentures	171	6,656	102	6,929	171

Mortgage-backed securities portfolio
U.S. government-guaranteed residential MBS	2	—	—	2	2
GSE residential MBS	1,656	—	—	1,656	1,666
GSE commercial MBS	35	7,746	—	7,781	35
Non-agency residential MBS	81	—	—	81	97
Total MBS	1,774	7,746	—	9,520	1,800
Total long-term investments	$1,945	$14,402	$102	$16,449	$1,971

As of September 30, 2018, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and Fitch and AA+ by S&P. The Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), are currently rated triple-A by Moody's and Fitch. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table on page 55.
During the nine months ended September 30, 2018, the Bank acquired (based on trade date) $1.9 billion of GSE commercial MBS ("CMBS"). All of the Bank's CMBS holdings are backed by multi-family loans. During the nine months ended September 30, 2018, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $326 million and $226 million, respectively.

During the nine months ended September 30, 2018, there were no sales of available-for-sale securities. During this same nine-month period, the Bank sold $42 million (par value) of GSE RMBS classified as held-to-maturity securities. The gains recognized on these sales totaled $1.1 million.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At September 30, 2018, the Bank held $10.5 billion (amortized cost) of MBS, which represented 288 percent of its total regulatory capital as of that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments (including but not limited to the non-MBS debt obligations of other GSEs, subject to certain limits). Subject to applicable regulatory limits and the constraints imposed by the Finance Agency's guidance regarding core mission achievement, the Bank may add these types of securities to its long-term investment portfolio if attractive opportunities to do so are available.
Gross unrealized losses on the Bank’s MBS investments declined from $4.9 million at December 31, 2017 to $4.5 million at September 30, 2018. As of September 30, 2018, $3.5 million of the gross unrealized losses related to the Bank’s holdings of GSE CMBS, $0.8 million related to non-agency RMBS and $0.2 million related to GSE RMBS. At September 30, 2018, gross unrealized losses associated with the Bank's non-MBS investments totaled $2.4 million.
The Bank evaluates all outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Notes 4 and 5 beginning on pages 11 and 13, respectively, of this report).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of September 30, 2018 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by one or more of the following NRSROs: Moody’s, S&P and/or Fitch. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of September 30, 2018. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s, S&P or Fitch.

NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Single-A	1	$4,649	$4,649	$4,649	$4,683	$—
Triple-B	3	10,348	10,348	10,348	10,357	4
Single-B	5	16,191	16,065	14,220	15,729	405
Triple-C	12	55,918	48,619	39,133	53,063	384
Not Rated	1	86	86	86	82	4
Total	22	$87,192	$79,767	$68,436	$83,914	$797
At September 30, 2018, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $9 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $78 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2017, the Bank’s portfolio of non-agency RMBS was comprised of 4 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $12 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $91 million. One of the Bank's non-agency RMBS was paid in full during the three months ended September 30, 2018. A summary of the Bank’s non-agency RMBS as of December 31, 2017 by classification by the originator at the time of issuance and collateral type is presented in the 2017 10-K; there were no material changes to this information during the nine months ended September 30, 2018.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of September 30, 2018 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 13 of this report).
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through September 30, 2018, the Bank has amortized $0.7 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on these securities have totaled $2.1 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $4.4 million. Based on the cash flow analyses performed as of September 30, 2018, the Bank currently expects to recover in future periods an additional $6.8 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through September 30, 2018.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of September 30, 2018 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning July 1, 2018 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. None of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($1.5 billion par value at September 30, 2018) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2018, one-month LIBOR was 2.26 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.73 percent. The largest concentration of embedded effective caps ($1.2 billion) was between 6.00 percent and 6.50 percent. As of September 30, 2018, one-month LIBOR rates were 369 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.0 billion of interest rate caps with remaining maturities ranging from 5 months to 35 months as of September 30, 2018, and strike rates of 6.50 percent. If three-month LIBOR rises above 6.5 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between 6.50 percent and three-month LIBOR.
The following table provides a summary of the notional amounts and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of September 30, 2018.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount
First quarter 2019	$250
Third quarter 2021 (1)	750
$1,000

(1) The notional balance of this cap declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.

Mortgage Loans Held For Portfolio
As of September 30, 2018 and December 31, 2017, mortgage loans held for portfolio (net of allowance for credit losses) were $1.795 billion and $878 million, respectively, representing approximately 2.4 percent and 1.3 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its Participating Financial Institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $1.736 billion of the $1.753 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at September 30, 2018 were conventional loans, the vast majority of which were acquired since 2016. The remaining $17 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
During the nine months ended September 30, 2018, the Bank acquired mortgage loans totaling $985 million ($967 million unpaid principal balance). During the first, second and third quarters of 2018, the Bank acquired mortgage loans totaling $157 million, $317 million and $493 million (unpaid principal balances), respectively. All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the three months ended September 30, 2018 and 2017, mortgage loan interest income was reduced by CE fees totaling $362,000 and $102,000, respectively. Mortgage loan interest income was reduced by CE fees totaling $885,000 and $174,000 during the nine months ended September 30, 2018 and 2017, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $382,000 and $271,000 at September 30, 2018 and December 31, 2017, respectively.
Over time, the Bank intends to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets. For the foreseeable future, the Bank intends to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.

Consolidated Obligations and Deposits
During the nine months ended September 30, 2018, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $3.2 billion and its outstanding consolidated obligation discount notes increased by $1.5 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2018 and December 31, 2017.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2018		December 31, 2017
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate	$14,010	40.4%	$15,295	48.5%
Fixed-rate
Non-callable	10,137	29.2	9,934	31.5
Callable	4,252	12.2	2,747	8.7
Step-up
Callable	6,008	17.3	3,379	10.7
Non-callable	75	0.2	—	—
Callable step-down	250	0.7	175	0.6
Total par value	$34,732	100.0%	$31,530	100.0%

During the first nine months of 2018, the Bank issued $17.4 billion of consolidated obligation bonds and approximately $104.6 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to fund the growth in the Bank's assets and to replace maturing consolidated obligation bonds and discount notes. At September 30, 2018 and December 31, 2017, discount notes comprised approximately 50 percent and 51 percent, respectively, of the Bank's total outstanding consolidated obligations. During the nine months ended September 30, 2018, the Bank's bond issuance (based on par value) consisted of approximately $9.6 billion of variable-rate bonds, $3.1 billion of fixed-rate non-callable bonds (most of which were swapped), and $4.7 billion of swapped fixed-rate callable bonds (including step-up bonds).

The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 24 basis points during the three months ended September 30, 2018, compared to LIBOR minus 19 basis points during the three months ended June 30, 2018 and LIBOR minus 20 basis points during the three months ended September 30, 2017.

The cost of the Bank's discount notes increased during the first nine months of 2018 as a result of anticipated and then actual increases in the target federal funds rate.

Demand and term deposits were $1.016 billion and $844 million at September 30, 2018 and December 31, 2017, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.6 billion and $2.3 billion at September 30, 2018 and December 31, 2017, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $2.1 billion for the year ended December 31, 2017 to $2.5 billion for the nine months ended September 30, 2018.
Mandatorily redeemable capital stock outstanding at September 30, 2018 and December 31, 2017 was $6.9 million and $5.9 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At September 30, 2018 and December 31, 2017, the Bank’s five largest shareholders collectively held $644 million and $482 million, respectively, of capital stock, which represented 24.6 percent and 20.7 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2018.

FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2018
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$162,800	6.2%
Texas Capital Bank, N.A.	138,200	5.3
American General Life Insurance Company	137,996	5.3
Iberiabank	102,508	3.9
Hancock Whitney Bank	102,013	3.9
	$643,517	24.6%
As of September 30, 2018, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
The following table presents outstanding capital stock, by type of institution, as of September 30, 2018 and December 31, 2017.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2018		December 31, 2017
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,769	67%	$1,608	69%
Credit unions	302	12	332	14
Insurance companies	302	12	179	8
Savings institutions	235	9	198	9
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,609	100	2,318	100
Mandatorily redeemable capital stock	7	—	6	—
Total regulatory capital stock	$2,616	100%	$2,324	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.1 percent of outstanding advances, except for advances that were funded under the Bank's special reduced stock advances offering that ran from October 21, 2015 through December 31, 2015. The activity-based investment requirement for those advances was (and continues to be) 2.0 percent of the outstanding advances. At September 30, 2018, these advances totaled approximately $1.2 billion. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the nine months ended September 30, 2018, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2018, June 26, 2018 and September 24, 2018, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2018, June 26, 2018 and September 24, 2018, the Bank repurchased surplus stock totaling $233.7 million, $99.3 million and $223.8 million, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.

On March 27, 2018, June 26, 2018 and September 24, 2018, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $5.4 million, $22,000 and $20,000, respectively.
At September 30, 2018, the Bank’s excess stock totaled $580.8 million, which represented 0.79 percent of the Bank’s total assets as of that date.
During the nine months ended September 30, 2018, the Bank’s retained earnings increased by $100 million, from $942 million to $1.042 billion. During this same period, the Bank paid dividends on capital stock totaling $40.8 million, which represented a weighted average annualized dividend rate of 2.29 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017) and 2.33 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2017 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2017 through December 31, 2017, were paid on March 28, 2018. The Bank's second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.65 percent (a rate equal to average one-month LIBOR for the first quarter of 2018) and 2.65 percent (a rate equal to average one-month LIBOR for the first quarter of 2018 plus 1.0 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2018 through March 31, 2018, were paid on June 27, 2018. The Bank's third quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.97 percent (a rate equal to average one-month LIBOR for the second quarter of 2018) and 2.97 percent (a rate equal to average one-month LIBOR for the second quarter of 2018 plus 1.0 percent), respectively. The third quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from April 1, 2018 through June 30, 2018, were paid on September 25, 2018.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay quarterly dividends on Class B-1 Stock during the fourth quarter of 2018 at an annualized rate equal to average one-month LIBOR for the third quarter of 2018. Further, the Bank currently expects to pay quarterly dividends on Class B-2 Stock during the fourth quarter of 2018 at an annualized rate equal to average one-month LIBOR for the third quarter of 2018 plus 1.0 percent.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2017 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At September 30, 2018, the Bank’s total risk-based capital requirement was $1.044 billion, comprised of credit risk, market risk and operations risk capital requirements of $465 million, $338 million and $241 million, respectively, and its permanent capital was $3.657 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at September 30, 2018 or December 31, 2017. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the nine months ended September 30, 2018, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2018, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 4.96 percent and 7.44 percent, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2018 and December 31, 2017, see “Item 1. Financial Statements” (specifically, Note 13 on page 33 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap, floor and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 12 beginning on page 26 of this report).
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2018 and December 31, 2017.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
September 30, 2018
Advances	$6,077	$553	$—	$8	$6,638
Investments	—	15,935	—	1,753	17,688
Mortgage loans held for portfolio	—	—	—	221	221
Consolidated obligation bonds	—	18,769	—	—	18,769
Consolidated obligation discount notes	—	—	728	—	728
Intermediary positions	—	—	—	859	859
Other	—	—	—	425	425
Total notional balance	$6,077	$35,257	$728	$3,266	$45,328
December 31, 2017
Advances	$4,338	$720	$—	$8	$5,066
Investments	—	14,282	—	1,203	15,485
Mortgage loans held for portfolio	—	—	—	20	20
Consolidated obligation bonds	—	14,374	—	—	14,374
Consolidated obligation discount notes	—	—	505	—	505
Intermediary positions	—	—	—	2,419	2,419
Other	—	—	—	324	324
Total notional balance	$4,338	$29,376	$505	$3,974	$38,193

The following table presents the earnings impact of derivatives and hedging activities during the three and nine months ended September 30, 2018 and 2017.

NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet and Other	Total
Three Months Ended September 30, 2018
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$10	$(1)	$—	$—	$8
Net interest settlements included in net interest income (2)	6	2	(15)	1	—	(6)
Net gain (loss) on derivatives and hedging activities
Net gains on fair value hedges	—	1	1	—	—	2
Net losses on economic hedges	—	—	—	—	(5)	(5)
Price alignment amount	—	—	—	—	(2)	(2)
Total net gains (losses) on derivatives and hedging activities	—	1	1	—	(7)	(5)
Net impact of derivatives and hedging activities	$5	$13	$(15)	$1	$(7)	$(3)

Three Months Ended September 30, 2017
Amortization/accretion of hedging activities in net interest income (1)	$—	$16	$(1)	$—	$—	$15
Net interest settlements included in net interest income (2)	(7)	(40)	10	(1)	—	(38)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	—	(2)	—	—	(2)
Net gains on economic hedges	—	—	—	—	1	1
Price alignment amount	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	—	(2)	—	2	—
Net impact of derivatives and hedging activities	$(7)	$(24)	$7	$(1)	$2	$(23)

Nine Months Ended September 30, 2018
Amortization/accretion of hedging activities in net interest income (1)	$(2)	$31	$(2)	$—	$—	$27
Net interest settlements included in net interest income (2)	8	(24)	(25)	1	—	(40)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	21	(5)	—	—	16
Net losses on economic hedges	—	—	—	—	(16)	(16)
Price alignment amount	—	—	—	—	(6)	(6)
Total net gains (losses) on derivatives and hedging activities	—	21	(5)	—	(22)	(6)
Net impact of derivatives and hedging activities	$6	$28	$(32)	$1	$(22)	$(19)

Nine Months Ended September 30, 2017
Amortization/accretion of hedging activities in net interest income (1)	$—	$49	$(3)	$—	$—	$46
Net interest settlements included in net interest income (2)	(28)	(132)	35	(2)	—	(127)
Net gain (loss) on derivatives and hedging activities
Net losses on fair value hedges	—	(6)	—	—	—	(6)
Net gains on economic hedges	—	—	—	—	10	10
Net interest settlements on economic hedges	—	—	—	—	1	1
Price alignment amount	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	(6)	—	—	12	6
Net impact of derivatives and hedging activities	$(28)	$(89)	$32	$(2)	$12	$(75)
_____________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of September 30, 2018, the Bank had cleared trades outstanding with notional amounts totaling $28.2 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $100,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2018, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $16.6 billion.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2018.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Cleared derivatives (3)	—	$10,526.2	$0.7	$—	$34.1	$34.8
Liability positions with credit exposure
Double-A	1	210.0	(2.1)	2.2	—	0.1
Single-A (4)	7	4,934.0	(62.9)	63.6	—	0.7
Triple-B	3	2,301.1	(11.4)	11.9	—	0.5
Cleared derivatives (5)	—	17,715.1	(7.2)	(0.1)	685.0	677.7
Total derivative positions with non-member counterparties to which the Bank had credit exposure	11	35,686.4	(82.9)	77.6	719.1	713.8
Asset positions without credit exposure	1	560.0	1.3	(1.5)	—	—
Liability positions without credit exposure (4)	7	8,621.4	(138.8)	133.8	—	—
Total non-member counterparties	19	44,867.8	(220.4)	$209.9	$719.1	$713.8

Member institutions
Interest rate exchange agreements (6)
Asset positions	4	96.3	2.1
Liability positions	5	333.5	(5.9)
Mortgage delivery commitments	—	30.6	—
Total member institutions	9	460.4	(3.8)

Total	28	$45,328.2	$(224.2)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s, S&P or Fitch and are as of September 30, 2018.

(2)	Includes amounts that had not settled as of September 30, 2018.

(3)	This clearinghouse counterparty is rated double-A.

(4)
The figures for the liability positions with credit exposure for the single-A rated counterparties included transactions with an entity that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $433 million and a credit exposure of $287,000 as of September 30, 2018. The figures for the liability positions without credit exposure included transactions with a counterparty that is affiliated with the same non-member shareholder of the Bank and transactions with another counterparty that is affiliated with a member institution. Transactions with those counterparties had an aggregate notional principal of $1.4 billion as of September 30, 2018.

(5)	This clearinghouse counterparty is rated single-A.

(6)	This product offering and the collateral provisions associated therewith are discussed in the paragraph below.
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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 101 percent and 102 percent at September 30, 2018 and December 31, 2017, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended September 30, 2018 and 2017 was $50.1 million and $40.0 million, respectively. The Bank’s net income for the three months ended September 30, 2018 represented an annualized return on average capital stock (“ROCS”) of 7.53 percent. In comparison, the Bank’s ROCS was 7.12 percent for the three months ended September 30, 2017. Net income for the nine months ended September 30, 2018 and 2017 was $140.6 million and $118.9 million, respectively. The Bank’s net income for the nine months ended September 30, 2018 represented an annualized return on average capital stock of 7.47 percent. In comparison, the Bank’s ROCS was 7.56 percent for the nine months ended September 30, 2017. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended September 30, 2018 and 2017, the Bank’s income before assessments was $55.6 million and $44.5 million, respectively. As discussed in more detail below, the $11.1 million increase in income before assessments from period to period was attributable to a $18.4 million increase in net interest income and a $0.7 million decrease in other expense, offset by a $8.0 million negative swing in other income (loss). During the nine months ended September 30, 2018 and 2017, the Bank’s income before assessments was $156.3 million and $132.1 million, respectively. As discussed in more detail below, the $24.2 million increase in income before assessments from period to period was attributable to a $48.3 million increase in net interest income, offset by a $21.7 million decrease in other income and a $2.4 million increase in other expense. The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three and nine months ended September 30, 2018, the Bank’s net interest income (after provision for mortgage loan losses) was $80.9 million and $225.0 million, respectively, compared to net interest income of $62.5 million and $176.7 million, respectively, for the comparable periods in 2017. The increase in net interest income for the three and nine-month periods ended September 30, 2018 as compared to the corresponding periods in 2017 was due primarily to an increase in the average balances of the Bank's interest-earning assets and an increase in the impact of the Bank's non-interest bearing funds. The Bank's average balance of interest-earning assets increased from $64.0 billion and $59.7 billion during the three and nine months ended September 30, 2017, respectively, to $71.9 billion and $67.3 billion, respectively, during the comparable periods in 2018.
For the three months ended September 30, 2018 and 2017, the Bank’s net interest margin was 45 basis points and 39 basis points, respectively. The Bank’s net interest margin was 45 basis points and 40 basis points, respectively, for the nine months ended September 30, 2018 and 2017. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 33 basis points and 32 basis points for the three months ended September 30, 2018 and 2017, respectively. The Bank’s net interest spread was 33 basis points and 34 basis points for the nine months ended September 30, 2018 and 2017, respectively.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 12 basis points during both the three and nine months ended September 30, 2018, compared to 7 basis points and 6 basis points during the three and nine months ended September 30, 2017, respectively. The increase in the impact of non-interest bearing funds is primarily due to the increase in short-term interest rates between the comparable periods, as well as an increase in the average balance of earning assets funded by the Bank's capital.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2018 and 2017.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$1,226	$6	2.01%	$257	$1	1.08%
Securities purchased under agreements to resell	3,859	20	2.01%	653	2	1.19%
Federal funds sold	4,628	23	1.98%	8,673	26	1.18%
Investments
Trading	1,162	6	2.19%	115	—	2.03%
Available-for-sale (3)	15,155	113	2.97%	14,562	64	1.76%
Held-to-maturity (3)	1,712	12	2.74%	2,132	10	1.79%
Advances (4)	42,561	236	2.22%	37,169	124	1.33%
Mortgage loans held for portfolio	1,555	15	3.82%	480	4	3.75%
Total earning assets	71,858	431	2.40%	64,041	231	1.44%
Cash and due from banks	40			35
Other assets	198			194
Derivatives netting adjustment (2)	(203)			(260)
Fair value adjustment on available-for-sale securities (3)	229			134
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(12)			(15)
Total assets	$72,110	431	2.39%	$64,129	231	1.44%
Liabilities and Capital
Interest-bearing deposits (2)	$839	4	1.87%	$951	3	1.03%
Consolidated obligations
Bonds	32,563	177	2.18%	29,462	88	1.20%
Discount notes	34,105	169	1.98%	29,895	78	1.04%
Mandatorily redeemable capital stock and other borrowings	3	—	2.91%	28	—	1.23%
Total interest-bearing liabilities	67,510	350	2.07%	60,336	169	1.12%
Other liabilities	871			767
Derivatives netting adjustment (2)	(203)			(260)
Total liabilities	68,178	350	2.05%	60,843	169	1.11%
Total capital	3,932			3,286
Total liabilities and capital	$72,110		1.94%	$64,129		1.05%
Net interest income		$81			$62
Net interest margin			0.45%			0.39%
Net interest spread			0.33%			0.32%
Impact of non-interest bearing funds			0.12%			0.07%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2018 and 2017 in the table above include $203 million and $256 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended September 30, 2018 and 2017 in the table above includes $0.3 million and $3 million which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2018 and 2017.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$546	$8	1.94%	$244	$2	0.90%
Securities purchased under agreements to resell	3,066	43	1.85%	455	4	1.08%
Federal funds sold	5,500	69	1.69%	7,690	56	0.97%
Investments
Trading	590	9	2.15%	113	1	2.03%
Available-for-sale (3)	14,711	297	2.69%	13,913	170	1.63%
Held-to-maturity (3)	1,823	34	2.46%	2,318	27	1.57%
Advances (4)	39,870	593	1.98%	34,701	296	1.14%
Mortgage loans held for portfolio	1,217	34	3.72%	295	8	3.82%
Total earning assets	67,323	1,087	2.15%	59,729	564	1.26%
Cash and due from banks	39			34
Other assets	168			208
Derivatives netting adjustment (2)	(224)			(281)
Fair value adjustment on available-for-sale securities (3)	243			109
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(12)			(16)
Total assets	$67,537	1,087	2.15%	$59,783	564	1.26%
Liabilities and Capital
Interest-bearing deposits (2)	$871	11	1.62%	$1,111	7	0.82%
Consolidated obligations
Bonds	32,534	467	1.91%	29,752	227	1.02%
Discount notes	29,884	384	1.71%	25,476	154	0.81%
Mandatorily redeemable capital stock and other borrowings	10	—	1.72%	27	—	0.96%
Total interest-bearing liabilities	63,299	862	1.82%	56,366	388	0.92%
Other liabilities	680			599
Derivatives netting adjustment (2)	(224)			(281)
Total liabilities	63,755	862	1.80%	56,684	388	0.91%
Total capital	3,782			3,099
Total liabilities and capital	$67,537		1.70%	$59,783		0.86%
Net interest income		$225			$176
Net interest margin			0.45%			0.40%
Net interest spread			0.33%			0.34%
Impact of non-interest bearing funds			0.12%			0.06%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2018 and 2017 in the table above include $201 million and $243 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the nine months ended September 30, 2018 and 2017 in the table above include $23 million and $37 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three- and nine-month periods ended September 30, 2018 and 2017. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2018 vs. 2017			September 30, 2018 vs. 2017
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$4	$1	$5	$3	$3	$6
Securities purchased under agreements to resell	15	3	18	35	4	39
Federal funds sold	(15)	12	(3)	(19)	32	13
Investments
Trading	6	—	6	8	—	8
Available-for-sale	3	46	49	10	117	127
Held-to-maturity	(2)	4	2	(6)	13	7
Advances	20	92	112	50	247	297
Mortgage loans held for portfolio	11	—	11	26	—	26
Total interest income	42	158	200	107	416	523
Interest expense
Interest-bearing deposits	(1)	2	1	(1)	5	4
Consolidated obligations
Bonds	10	79	89	23	217	240
Discount notes	12	79	91	30	200	230
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	21	160	181	52	422	474
Changes in net interest income	$21	$(2)	$19	$55	$(6)	$49

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2018 and 2017.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$160	$—	$170	$—
Member/offsetting derivatives	74	118	305	288
Economic hedge derivatives related to advances	15	1	42	2
Economic hedge derivatives related to trading securities	(311)	—	(424)	—
Economic hedge derivatives related to available-for-sale securities	(1)	(4)	(4)	(11)
Economic hedge derivatives related to consolidated obligation discount notes	—	—	—	(503)
Economic hedge derivatives related to mortgage loans held for portfolio	(73)	—	(58)	—
Interest rate basis swaps	—	—	—	385
Other stand-alone economic hedge derivatives	(513)	245	(803)	1,120
Total net interest income (expense) associated with economic hedge derivatives	(649)	360	(772)	1,281
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(15)	(1)	(11)	(3)
Available-for-sale securities	34	2	145	(18)
Trading securities	617	—	650	—
Mortgage loans held for portfolio	120	178	(105)	178
Consolidated obligation bonds	(160)	29	(171)	29
Consolidated obligation discount notes	—	—	—	310
Interest rate basis swaps	—	—	—	186
Other stand-alone economic hedge derivatives	(4,502)	439	(15,940)	3,987
Interest rate swaptions related to mortgage loans held for portfolio	124	—	(1)	—
Mortgage delivery commitments	437	794	937	2,257
Interest rate caps related to held-to-maturity securities	(4)	(13)	4	(247)
Member/offsetting swaps, caps and floors	(22)	(102)	(157)	3,493
Total fair value gains (losses) related to economic hedge derivatives	(3,371)	1,326	(14,649)	10,172
Price alignment amount on daily settled derivative contracts	(2,740)	220	(6,494)	521
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(25)	67	170	239
Available-for-sale securities and associated hedges	1,061	(199)	21,100	(6,488)
Consolidated obligation bonds and associated hedges	151	(1,429)	(5,452)	249
Total fair value hedge ineffectiveness	1,187	(1,561)	15,818	(6,000)
Total net gains (losses) on derivatives and hedging activities	(5,573)	345	(6,097)	5,974
Net gains (losses) on trading securities	(1,583)	296	(4,473)	2,344
Net gains on other assets carried at fair value	312	—	527	—
Gains on sales of held-to-maturity securities	1,065	2,093	1,065	3,983
Gains on sales of available-for-sale securities	—	—	—	1,837
Service fees	571	592	1,695	1,745
Letter of credit fees	2,440	2,061	6,851	5,454
Other, net	265	76	628	573
Total other	3,070	5,118	6,293	15,936
Total other income (loss)	$(2,503)	$5,463	$196	$21,910

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $1.2 million and $(1.6) million for the three months ended September 30, 2018 and 2017, respectively, and $15.8 million and $(6.0) million for the nine months ended September 30, 2018 and 2017, respectively. A significant portion of the increase in fair value hedge ineffectiveness for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was related to the Bank's available-for-sale securities portfolio and that portion of the increase was due primarily to the comparably higher variability in long-term interest rates during the early part of 2018. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). For the three months ended September 30, 2018 and 2017, the net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(141,000) and $30,000, respectively. The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that were not in qualifying hedging relationships totaled $(37,000) and $8,000 for the nine months ended September 30, 2018 and 2017, respectively.
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
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the three months ended September 30, 2018 and 2017, the gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $(4.5) million and $0.4 million, respectively. The gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $(15.9) million and $4.0 million for the nine months ended September 30, 2018 and 2017, respectively.
From time to time, the Bank has entered into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally either receives three-month LIBOR and pays one-month LIBOR or receives one-month LIBOR and pays three-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the nine months ended September 30, 2017, the Bank was a party to one interest rate basis swap with a notional amount of $1.0 billion. This swap agreement expired in May 2017. The Bank was not a party to any interest rate basis swaps during the nine months ended September 30, 2018.
As discussed previously in the section entitled “Financial Condition — Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held, as of September 30, 2018, two interest rate cap agreements having a total notional amount of $1.0 billion. The premiums paid for these caps totaled $3.1 million. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At September 30, 2018, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $9,000.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. During the nine months ended September 30, 2018, the Bank did not have any outstanding discount note swaps that were used for this purpose.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $(22,000) and $(102,000) for the three months ended September 30, 2018 and 2017, respectively, and $(157,000) and $3,493,000 for the nine months ended September 30, 2018 and 2017, respectively.
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
Other
During the nine months ended September 30, 2018 and 2017, the Bank sold approximately $42 million (par value) and $163 million (par value), respectively, of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $1.1 million and $4.0 million, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During the nine months ended September 30, 2017, the Bank also sold approximately $260 million (par value) of shorter maturity GSE debentures classified as available-for-sale. The aggregate gains recognized on these sales totaled $1.8 million. There were no other sales of long-term investment securities during the nine months ended September 30, 2018 or 2017.
During 2017 and the nine months ended September 30, 2018, the Bank held a fixed-rate U.S. Treasury Note with a par value of $104.8 million that was classified as trading. In addition, during the nine months ended September 30, 2018, the Bank acquired U.S. Treasury Bills with an aggregate par value of $700 million and U.S. Treasury Notes with an aggregate par value of $750 million, all of which are classified as trading securities. Due to fluctuations in interest rates, the aggregate unrealized gains (losses) on the U.S. Treasury Notes and U.S. Treasury Bills were $(1.6) million and $(0.1) million for the three months ended September 30, 2018 and 2017, respectively, and $(4.5) million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.
Letter of credit fees totaled $2.4 million and $6.9 million for the three and nine months ended September 30, 2018, respectively, compared to $2.1 million and $5.5 million, respectively, for the corresponding periods in 2017. The increase in letter of credit fees for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, was due to an increase in the amount of letters of credit outstanding. At September 30, 2018 and 2017, outstanding letters of credit totaled $17.2 billion and $14.4 billion, respectively.

Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $22.8 million and $69.0 million for the three and nine months ended September 30, 2018, respectively, compared to $23.5 million and $66.5 million, respectively, for the corresponding periods in 2017.
Compensation and benefits were $12.5 million and $36.8 million for the three and nine months ended September 30, 2018, respectively, compared to $12.6 million and $38.7 million, respectively, for the corresponding periods in 2017. The decrease in compensation and benefits for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, was due largely to decreases in employee medical costs and employee separation costs. The Bank's average headcount was 200 employees and 209 employees for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, the Bank employed 200 people, a decrease of 5 employees from December 31, 2017.
Other operating expenses for the three and nine months ended September 30, 2018 were $7.6 million and $23.7 million, respectively, compared to $6.6 million and $18.4 million, respectively, for the corresponding periods in 2017. The increase in other operating expenses for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, resulted primarily from increased usage of independent contractors to support various information technology initiatives in the Bank and higher legal fees.
Discretionary grants and donations were $0.4 million and $2.0 million for the three and nine months ended September 30, 2018, respectively, compared to $2.1 million and $3.3 million for the corresponding periods in 2017. The decrease in discretionary grants and donations for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, was due largely to the timing of grants and donations that were made to support recovery efforts in the areas impacted by Hurricane Harvey. In early September 2017, the Bank announced that it would make $6.7 million in funds available for special disaster relief grants for members' employees and small businesses affected by the hurricane, as well as community-based organizations that were involved in recovery efforts. At the same time, the Bank also announced that it would provide $0.8 million in donations to a number of organizations to assist with disaster relief efforts. During the three and nine months ended September 30, 2018, the Bank disbursed hurricane-related grants and donations totaling $0 and $1.0 million, respectively, as compared to $1.8 million for both the three and nine months ended September 30, 2017 (the other funds were disbursed in the fourth quarter of 2017). In addition, in the first quarter of 2017, the Bank awarded $0.4 million in special disaster relief grants for victims of the 2016 Louisiana floods.
Derivative clearing fees were $0.3 million for both the three months ended September 30, 2018 and 2017 and $0.9 million for both the nine months ended September 30, 2018 and 2017.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Finance Agency and the Office of Finance. The Bank’s share of these expenses totaled approximately $2.0 million and $5.6 million for the three and nine months ended September 30, 2018, respectively, as compared to $1.9 million and $5.2 million for the corresponding periods in 2017.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $5.6 million and $4.5 million for the three months ended September 30, 2018 and 2017, respectively, and $15.6 million and $13.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2017 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2018.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements and, beginning in the third quarter of 2018, overnight interest-bearing deposits. From time to time, the Bank may also invest in short-term commercial paper, U.S. Treasury Bills, U.S. Treasury Notes and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2018, the Bank’s short-term liquidity portfolio was comprised of $4.8 billion of overnight federal funds sold, $4.2 billion of overnight reverse repurchase agreements, $1.8 billion of overnight interest-bearing deposits, $0.7 billion of U.S. Treasury Bills and $0.7 billion of U.S. Treasury Notes with short remaining terms to maturity.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2018 or 2017.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of September 30, 2018, the Bank’s estimated operational liquidity requirement was $7.3 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $19.3 billion.

The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of September 30, 2018, the Bank’s estimated contingent liquidity requirement was $10.1 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $18.1 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the nine months ended September 30, 2018.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2017 is provided in the 2017 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2018.

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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the nine months ended September 30, 2018.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2017 through September 2018. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2017	$3.566	$3.533	(0.93)%	$3.597	0.87%	$3.555	(0.31)%	$3.555	(0.31)%

January 2018	3.671	3.596	(2.04)%	3.736	1.77%	3.637	(0.93)%	3.689	0.49%
February 2018	3.811	3.755	(1.47)%	3.836	0.66%	3.788	(0.60)%	3.817	0.16%
March 2018	3.655	3.592	(1.72)%	3.654	(0.03)%	3.631	(0.66)%	3.653	(0.05)%

April 2018	3.788	3.706	(2.16)%	3.793	0.13%	3.753	(0.92)%	3.796	0.21%
May 2018	3.867	3.799	(1.76)%	3.856	(0.28)%	3.840	(0.70)%	3.866	(0.03)%
June 2018	3.972	3.923	(1.23)%	3.940	(0.81)%	3.955	(0.43)%	3.963	(0.23)%

July 2018	4.006	3.947	(1.47)%	3.978	(0.70)%	3.983	(0.57)%	4.003	(0.07)%
August 2018	4.023	3.950	(1.81)%	3.975	(1.19)%	3.995	(0.70)%	4.015	(0.20)%
September 2018	3.991	3.913	(1.95)%	3.933	(1.45)%	3.960	(0.78)%	3.982	(0.23)%
_____________________________

(1)	In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2017 through September 2018.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2017	0.25	(0.26)	(0.01)	0.01	0.49	0.75	(0.27)	0.71

January 2018	0.29	(0.26)	0.03	0.77	1.04	1.24	0.28	0.73
February 2018	0.27	(0.26)	0.01	0.43	0.75	0.97	(0.02)	0.61
March 2018	0.28	(0.28)	—	0.35	0.90	1.17	(0.35)	0.16

April 2018	0.31	(0.28)	0.03	0.64	1.11	1.38	(0.18)	0.22
May 2018	0.30	(0.29)	0.01	0.38	0.92	1.25	(0.34)	0.19
June 2018	0.28	(0.29)	(0.01)	0.18	0.64	0.93	(0.58)	(0.41)

July 2018	0.31	(0.31)	—	0.32	0.76	1.04	(0.47)	(0.43)
August 2018	0.30	(0.30)	—	0.34	0.97	1.24	(0.67)	(1.03)
September 2018	0.31	(0.30)	0.01	0.37	1.06	1.31	(0.80)	(1.35)
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	In the down 100 and down 200 scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the nine months ended September 30, 2018.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER
On November 9, 2018, the Bank entered into revised indemnification agreements with each of its directors and executive officers primarily to align the governing state law, to the extent it may be applicable, with the choice of law in the Bank’s Bylaws (Delaware). There were no other substantive changes to the indemnification agreements previously in effect.
The form of the indemnification agreements between the Bank and each of its executive officers is attached to this report as Exhibit 10.1. The form of the indemnification agreements between the Bank and each of its directors is attached to this report as Exhibit 10.2.
ITEM 6. EXHIBITS

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018.

10.2	Form of Indemnification Agreement between the Registrant and each of its directors, entered into on November 9, 2018.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2018 and December 31, 2017; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iv) Statements of Capital for the Nine Months Ended September 30, 2018 and 2017; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; and (vi) Notes to the Financial Statements for the quarter ended September 30, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2018	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018.

10.2	Form of Indemnification Agreement between the Registrant and each of its directors, entered into on November 9, 2018.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of September 30, 2018 and December 31, 2017; (ii) Statements of Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iii) Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iv) Statements of Capital for the Nine Months Ended September 30, 2018 and 2017; (v) Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; and (vi) Notes to the Financial Statements for the quarter ended September 30, 2018.