Form 10-K
period 2018-12-31
Federal Home Loan Bank of Dallas
filed 2019-03-25
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code: (214) 441-8500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class B Capital Stock, $100 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At February 28, 2019, the registrant had 26,256,154 shares of its capital stock outstanding. As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $2.661 billion
Documents Incorporated by Reference: None.

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
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2018, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). On June 23, 2004, the Finance Agency's predecessor, the Federal Housing Finance Board, adopted a rule requiring each FHLBank to voluntarily register a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act and the Housing and Economic Recovery Act of 2008 (the “HER Act”) subsequently codified this requirement. The Bank’s registration with the SEC became effective on April 17, 2006. As a registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. The SEC maintains an Internet site (https://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information that the Bank files with the SEC are also available free of charge through the Bank’s website at www.fhlb.com. To access these reports and other information through the Bank’s website, click on “News,” then “Investor Relations,” and then “SEC” under the heading SEC Filings. The information on the Bank's website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of the Bank's other filings with the SEC.
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas (the "Ninth District"). The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2018, 2017 and 2016.

MEMBERSHIP SUMMARY

	December 31,
	2018	2017	2016
Commercial banks	585	608	621
Savings institutions	57	58	60
Credit unions	118	114	108
Insurance companies	43	35	37
Community Development Financial Institutions	7	6	5

Total members	810	821	831

Housing associates	8	8	8
Non-member borrowers	5	6	8

Total	823	835	847

Community Financial Institutions (“CFIs”) (1)	572	600	619

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2018, 2017 and 2016 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2018, approximately 71 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2018, CFIs were FDIC-insured institutions with average total assets as of December 31, 2017, 2016 and 2015 of less than $1.173 billion. For 2017 and 2016, the asset cap was $1.148 billion and $1.128 billion, respectively. For 2019, the asset cap is $1.199 billion.
As of December 31, 2018, 2017 and 2016, approximately 52.8 percent, 53.8 percent and 53.5 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.
As of December 31, 2015, the Bank had 835 members. The decline in the Bank's membership during the three years ended December 31, 2018 was largely attributable to intra-district merger activity.
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
Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2018, 2017 and 2016, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2018	2017	2016
Advances (including prepayment fees)	53.8%	52.4%	51.5%
Investments	42.8	45.8	47.7
Mortgage loans held for portfolio	3.4	1.8	0.8%
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$1,546,768	$808,677	$422,148
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

Variable-rate advances. The Bank has historically offered term variable-rate advances with maturities between one and ten years. Standard offerings include variable-rate advances indexed to either one-month LIBOR or three-month LIBOR that are priced at a constant spread to the relevant index. Beginning in December 2018, the Bank no longer offers variable-rate advances indexed to LIBOR with maturities beyond December 31, 2021. The Bank also offers variable-rate advances indexed to discount notes that reset every 8, 13 or 26 weeks based on the results of the FHLBank System's discount note auctions that typically occur twice every week. Further, the Bank offers short term variable-rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Variable-rate advances may also include an embedded cap.
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
As of December 31, 2018, 684 of the Bank’s borrowers/potential borrowers with a total of $33.4 billion in outstanding advances were on blanket lien status, 25 borrowers/potential borrowers with $2.9 billion in outstanding advances were on specific collateral only status and 114 borrowers/potential borrowers with $4.5 billion in outstanding advances were on custody status.
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
On at least a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by depository institution members/borrowers, including those on blanket lien status. This information is either obtained directly from the member/borrower or obtained by the Bank from appropriate regulatory filings. In addition, on a monthly basis or as otherwise requested by the Bank, members/borrowers on custody status and members/borrowers on specific collateral only status must update information relating to collateral pledged to the Bank. Bank personnel regularly verify the existence and eligibility of collateral securing advances to members/borrowers on blanket lien status and members/borrowers on specific collateral only status with respect to any collateral not delivered to the Bank. The frequency and the extent of these collateral verifications depend on the average amount by which a member's/borrower’s outstanding obligations to the Bank during the year exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members/borrowers that have had no, or only a de minimis amount of, outstanding obligations to the Bank secured by a blanket lien during the prior 12-month period ending on November 30, are on custody status, or are on blanket lien status but at all times have delivered to the Bank or an approved custodian eligible loans, securities and term deposits with a collateral value in excess of the advances and other extensions of credit to the member/borrower.
As of December 31, 2018, the Bank’s outstanding advances (at par value) totaled $40.8 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 37.9 percent of the Bank’s total outstanding advances. Advances to the Bank’s two largest borrowers (Texas Capital Bank, N.A. and Comerica Bank) represented 9.6 percent and 9.3 percent, respectively, of the Bank’s total outstanding advances as of December 31, 2018. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Offerings. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program and an Economic Development Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2018, the par value of advances outstanding under the CICA program totaled approximately $395.3 million, representing approximately 1.0 percent of the Bank’s total advances outstanding as of that date.
Prior to 2019, if a member institution was approved for an Economic Development Program ("EDP") advance, the member's customer could then be eligible for an accompanying EDP Plus grant. In 2018, a total of $750,000 in EDP Plus grants were available to members' customers. Beginning in January 2019, the Bank launched a Small Business Boost ("SBB") Program, which is designed to provide recoverable assistance to small businesses in their first few years of operation. SBB funds awarded to small businesses will be disbursed through member institutions. With the launch of the SBB Program, the Bank no longer offers EDP Plus grants. Up to $3 million in SBB funds will be made available in 2019.
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
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2018 and 2017, outstanding letters of credit totaled $18.5 billion and $16.2 billion, respectively, of which $0.3 billion had been issued or confirmed under the Bank’s CICA program at each of those dates.
Correspondent Banking and Collateral Services. The Bank provides its members with a variety of correspondent banking and collateral services. These services include overnight and term deposit accounts, wire transfer services, securities safekeeping, and securities pledging services.
SecureConnect. The Bank provides secure on-line access to many of its products, services and reports through SecureConnect, a proprietary, secure on-line product delivery system. A substantial portion of the Bank’s advances and wire transfers are initiated by members through SecureConnect. In addition, a large proportion of account statements and other reports are made available through SecureConnect. Further, members may participate in auctions for Bank advances and deposits through SecureConnect.
Interest Rate Swaps, Caps and Floors. The Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties which, if required, will be a third-party central clearinghouse. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2018 and 2017, the total notional amount of interest rate exchange agreements with members totaled $0.9 billion and $1.2 billion, respectively.
Standby Bond Purchase Agreements. The Bank offers standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank are specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank reserves the right to sell any bonds it purchases at any time, subject to any conditions the Bank agrees to in the standby bond purchase agreement. In November 2017 and June 2018, the Bank entered into standby bond purchase agreements with a state housing finance agency located within its district. At December 31, 2018, the Bank had outstanding standby bond purchase agreements totaling $449.9 million, which expire in 2022 and 2023. The Bank was not required to purchase any bonds under these agreements during the years ended December 31, 2018 or 2017. The Bank was not a party to any standby bond purchase agreements prior to 2017.
MPF Xtra. The Bank offers MPF Xtra® to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, which is discussed on pages 9-10 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2018, 2017 and 2016, $40.2 million, $41.4 million and $59.0 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans totaled $28,000, $29,000 and $41,000, respectively.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions, overnight reverse repurchase agreements, overnight interest-bearing deposits with highly rated domestic banks and U.S. Treasury Bills and Notes. From time to time, the Bank may also invest in short-term commercial paper and GSE discount notes. At December 31, 2018, the Bank’s short-term investments were comprised of $1.7 billion of overnight federal funds sold, $6.2 billion of overnight reverse repurchase agreements, $2.5 billion of overnight interest-bearing deposits and $1.7 billion of U.S. Treasury Notes with short remaining terms to maturity.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac); non-agency (i.e., private label) residential MBS; non-MBS debt instruments issued or guaranteed by the U.S. government or secured by U.S. government guaranteed obligations; non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System); and state housing agency obligations. The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2018, 2017 and 2016, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2018		2017		2016
	Amortized Cost	Percentage	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Commercial MBS	$9,478	54.8%	$7,669	47.2%	$5,896	37.5%
Debentures	5,611	32.5	5,912	36.4	6,475	41.1
Residential MBS	1,254	7.3	1,656	10.2	2,211	14.1
Government-guaranteed securities	557	3.2	586	3.6	611	3.9
Non-agency residential MBS	76	0.4	95	0.6	115	0.7
Other	306	1.8	333	2.0	428	2.7
Total	$17,282	100.0%	$16,251	100.0%	$15,736	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital. At December 31, 2018, the Bank's MBS holdings (at amortized cost) represented 297 percent of its total regulatory capital.
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
In accordance with Finance Agency policy and regulations, total capital for purposes of determining the Bank’s MBS and non-MBS investment limitations excludes accumulated other comprehensive income (loss) and includes all amounts paid in for the Bank’s capital stock regardless of accounting classification (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Bank is not required to sell or otherwise reduce any investments that exceed these regulatory limits due to reductions in capital or changes in value after the investments are made, but it is precluded from making additional investments that exceed these limits.
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

Acquired Member Assets ("AMA")
Through the MPF program, the Bank currently invests in conventional residential mortgage loans originated by its PFIs. The Bank previously purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) during the period from 1998 to mid-2003, and resumed acquiring conventional mortgage loans under this program in early 2016. All of the mortgage loans acquired during the period from 2016 to 2018 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. For the loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. Substantially all of the $2.1 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at December 31, 2018 were conventional loans acquired during the period from 2016 through 2018.
The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming a limited first loss obligation defined as the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the required credit enhancement obligation ("CE Obligation") as specified in the master agreement (“Second Loss Credit Enhancement”). Depending on the MPF product structure, the FLA is either a memo account calculated as the cumulative amount of a specified portion of the monthly interest payments on the MPF loans (e.g., 4 basis points, annualized, per month), or a specified percentage amount of MPF loans outstanding (e.g., 35 basis points of the principal amount of the loans). In the first case, the Bank’s first loss obligation is limited to the accumulated amount of the FLA, while in the second case the Bank’s first loss obligation is limited to the specified percentage of the loans outstanding, subject to recovery from future credit enhancement fees otherwise payable to the PFI as described below.
The CE Obligation is the amount of credit enhancement needed for a pool of loans delivered under a master commitment to be considered “AMA investment grade,” which is defined in the Finance Agency's regulations as sufficient credit enhancement such that the Bank expects to be “paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions.” Prior to December 2016, credit enhancements were required to be established such that each master commitment would have an estimated rating equivalent to an investment grade rated MBS and to be set by the Bank using an NRSRO model. Prior to December 22, 2016, the Bank set the credit enhancement level at a double-A equivalent. For loans delivered on and after that date, the credit enhancement level has been set at a triple-B equivalent which the Bank has determined is sufficient to meet the AMA investment grade standard. The Bank assumes all losses in excess of the Second Loss Credit Enhancement. As further described below, the PFIs are paid a fee by the Bank for assuming a portion of the credit risk of the loans.

The PFI’s CE Obligation arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2018 did not include SMI. Under the AMA Regulation, any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable), rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
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
As of December 31, 2018 and 2017, MPF loans held for portfolio (net of allowance for credit losses) were $2.186 billion and $0.878 billion, respectively, representing approximately 3.0 percent and 1.3 percent, respectively, of the Bank’s total assets at each of those dates. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets. For the foreseeable future, the Bank intends to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.
Core Mission Achievement
On July 14, 2015, the Finance Agency issued an Advisory Bulletin ("AB 2015-05") that provides guidance to the FHLBanks regarding core mission achievement. As stipulated in the Advisory Bulletin, the Finance Agency assesses each FHLBank’s core mission achievement by calculating the ratio of a FHLBank's primary mission assets (defined for this purpose as advances and mortgage loans held for portfolio) relative to its consolidated obligations (hereinafter referred to as the core mission asset or "CMA" ratio). On August 23, 2018, the Finance Agency issued an Advisory Bulletin that, among other things, allows each FHLBank (beginning January 1, 2019) to adjust its CMA ratio (as defined in AB 2015-05) by deducting from the ratio's denominator the average par value of the FHLBank's holdings of U.S. Treasury securities with a remaining maturity no greater than 10 years that are classified as trading or available-for-sale. The CMA ratio is calculated for each calendar year using annual average par values.
AB 2015-05 also provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on the FHLBank's CMA ratio, which are:

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

Currently, the Bank's core mission assets are comprised primarily of advances. For the years ended December 31, 2018, 2017 and 2016, the Bank's CMA ratio was 64.7 percent, 62.9 percent and 60.7 percent, respectively. As noted previously in the Acquired Member Assets section (and for reasons unrelated to AB 2015-05), the Bank began to purchase mortgage loans through the MPF Program in early 2016. Over time, mortgage loan purchases are expected to further increase the Bank's core mission assets. For the year ending December 31, 2019, the Bank's goal is to increase its CMA ratio to approximately 65.5 percent.

Notwithstanding the negative impact that holding higher amounts of liquidity has on its CMA ratio, the Bank has at times maintained, and may continue from time to time to maintain higher balances of liquidity if short-term debt markets are volatile or if, in management's judgment, they are expected to become more volatile, or if the returns from holding those higher balances are attractive. In the future, the Bank may use more U.S Treasury securities to meet its liquidity requirements given the favorable treatment afforded such investments in the Bank's CMA ratio relative to other short-term investment alternatives. The Bank does not currently intend to reduce the size of its long-term investment portfolio by selling assets (which would have the effect of increasing the Bank's CMA ratio but at the same time reducing its earnings), electing instead to focus on the continued growth of its advances and mortgage loans held for portfolio.
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
Consolidated obligation discount notes are a significant funding source for money market instruments and for advances with short-term maturities or repricing frequencies of less than one year, or advances for which the interest rate is indexed to discount notes. Discount notes are generally sold at a discount and mature at par, and are offered daily through a consolidated obligation discount notes selling group and through other authorized securities dealers.
On a daily basis, the Bank may request that specific amounts of consolidated obligation discount notes with specific maturity dates be offered by the Office of Finance at a specific cost for sale to securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when securities dealers in the selling group submit orders for the specific discount notes offered for sale. The Bank may receive from zero to 100 percent of the proceeds of the discount notes issued through this sales process depending on the maximum costs the Bank or other FHLBanks, if any, participating in the same discount notes are willing to pay for the discount notes, the amounts of orders for the discount notes submitted by securities dealers, and Office of Finance guidelines for allocation of discount note proceeds among multiple participating FHLBanks. Under the Office of Finance guidelines, FHLBanks generally receive funding on a first-come-first-served basis subject to threshold limits within each category of discount notes. For overnight discount notes, sales are allocated to the FHLBanks in lots of $250 million for identical commitments. For all other discount note maturities, sales are allocated in lots of $50 million. Within each category of discount notes, the allocation process is repeated until all orders are filled or canceled.
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted through securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding at a single price based on a Dutch auction format. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 33 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of 4 weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2018, 2017 or 2016.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2018, 2017 or 2016.
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
The FHLBanks and the Office of Finance are parties to the Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement which is designed to facilitate the timely funding of principal and interest payments on FHLBank System consolidated obligations in the event that a FHLBank is not able to meet its funding obligations in a timely manner. For additional information regarding this agreement, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $1.032 trillion and $1.034 trillion in consolidated obligations outstanding at December 31, 2018 and 2017, respectively. The Bank was the primary obligor on $68.0 billion and $64.1 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. At December 31, 2018 and 2017, the Bank had eligible assets free from pledge of $72.0 billion and $67.7 billion, respectively, compared to its participation in outstanding consolidated obligations of $68.0 billion and $64.1 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2018, 2017 and 2016.
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
Use of Interest Rate Exchange Agreements
Finance Agency regulations authorize and establish general guidelines for the FHLBanks’ use of derivative instruments, and the Bank’s Enterprise Market Risk Management Policy establishes specific guidelines for their use. The Bank can use interest rate swaps, swaptions, cap and floor agreements, calls, puts, and futures and forward contracts as part of its interest rate risk management and funding strategies. Regulations prohibit derivative instruments that do not qualify as hedging instruments pursuant to U.S. generally accepted accounting principles unless a non-speculative use is documented.
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
For further discussion of interest rate exchange agreements, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivatives and Hedging Activities and the audited financial statements accompanying this report.
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
Capital
The Bank’s capital consists of capital stock owned by its members (and, in some cases, non-member borrowers or former members as described below), plus retained earnings and accumulated other comprehensive income (loss). Consistent with the FHLB Act and the Finance Agency's regulations, the Bank’s Capital Plan requires each member to own Class B stock (redeemable with five years’ written notice subject to certain restrictions) in an amount equal to the sum of a membership investment requirement and an activity-based investment requirement. Specifically, the Bank’s Capital Plan requires members to hold capital stock in proportion to their total asset size and borrowing activity with the Bank.
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
The Bank has two sub-classes of Class B Stock. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement. Subject to the limitations in the Capital Plan, the Bank converts shares of one sub-class of Class B Stock to the other sub-class of Class B Stock under the following circumstances: (i) shares of Class B-2 Stock held by a shareholder in excess of its activity-based investment requirement are converted into Class B-1 Stock, if necessary, to meet that shareholder’s membership investment requirement and (ii) shares of Class B-1 Stock held by a shareholder in excess of the amount required to meet its membership investment requirement are converted into Class B-2 Stock as needed in order to satisfy that shareholder’s activity-based investment requirement. All excess stock is held as Class B-1 Stock at all times.
For more information about the Bank’s minimum capital requirements, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements.
Retained Earnings. The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors. The Bank updates its retained earnings target calculations quarterly under an analytic framework that takes into account the potential losses for each risk factor at the 99 percent confidence stress level, or a stress scenario that approximates the 99th percentile. The Board of Directors reviews the Bank's retained earnings policy annually and revises the methodology as appropriate. The Bank’s current retained earnings policy target is described in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Because the Bank’s returns from net interest income generally track short-term interest rates, the Bank benchmarks the dividend rate that it pays on capital stock to a short-term index. While there can be no assurances about future dividends or future dividend rates, the current target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter. The current target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter plus 0.5 – 1.0 percent.
The Bank generally pays dividends in the form of capital stock. When dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. For a more detailed discussion of the Bank’s dividend policy and the restrictions relating to its payment of dividends, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Legislative and Regulatory Developments
Final Rule on FHLBank Capital Requirements
On February 20, 2019, the Finance Agency published a final rule that adopts, with amendments, the regulations of the Federal Housing Finance Board pertaining to the capital requirements for the FHLBanks. The rule, which becomes effective on January 1, 2020, carries over most of the existing regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on certain extensions of unsecured credit.
The revisions remove the requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that the FHLBanks establish and use their own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and non-mortgage assets. The Bank is currently evaluating the impact that these changes will have on its risk-based capital requirement.
The rule also reduces the amount of unsecured credit that the Bank can extend to GSEs that are not operating with capital support or some other form of direct financial assistance from the U.S. government ("Non-supported GSEs"), which could adversely impact the Bank's future operating results by limiting the amount of its long-term investments. After the rule becomes effective, the Bank will not be required to sell Non-supported GSE investments that exceed the new exposure limit, but it will be precluded from purchasing additional Non-supported GSE investments until such time that its unsecured exposure falls below that limit.
Finally, the rule rescinds certain contingency liquidity requirements set forth in the existing regulations, as the Finance Agency's liquidity requirements are now addressed in an Advisory Bulletin that was issued in August 2018 (see “Liquidity Guidance” below).
Final Rule on Reciprocal Deposits
On February 4, 2019, the FDIC issued a final rule related to the treatment of “reciprocal deposits” that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The rule exempts, for certain insured depository institutions (“depositories”), certain reciprocal deposits (deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits) from being subject to FDIC restrictions on brokered deposits. Under the rule, which became effective on March 6, 2019, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.
This rule could enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits, which could adversely affect demand for the Bank's advances.
Final Rule on Golden Parachute and Indemnification Payments
On December 20, 2018, the Finance Agency published a final rule on golden parachute and indemnification payments (the “Golden Parachute Rule”) to address areas of supervisory concern and to reduce administrative and compliance burdens. The Golden Parachute Rule, which became effective on January 22, 2019, sets forth the standards the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by a FHLBank to an entity-affiliated party if the FHLBank were in a troubled condition, in conservatorship or receivership, or insolvent. The provisions of the rule:

•
focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments to employees other than executive officers who may have engaged in certain types of wrongdoing; and

•	revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach.
Proposed Rule on Housing Goals
On November 2, 2018, the Finance Agency published a proposed rule that would amend the existing FHLBank Housing Goals regulation. The proposed amendments are intended to replace existing FHLBank housing goals with a more streamlined set of goals. While the existing housing goals are established retrospectively, the proposed rule would establish the levels of annual housing goals in advance, thereby eliminating uncertainty about housing goals from year to year. If adopted as proposed, the amendments would:

•	eliminate the annual $2.5 billion AMA mortgage purchase volume threshold that triggers the application of housing goals;

•
establish the target level for the new prospective AMA mortgage purchase housing goal at 20 percent of total AMA mortgage purchases that are for very low-income families, low-income families, or families in low-income areas, and require that at least 75 percent of all mortgage purchases that count toward the goal be for borrowers with incomes at or below 80 percent of the area median income;

•	establish a goal that 50 percent of AMA program users meet the definition of “small members” whose assets do not exceed the CFI asset cap; and

•	allow the FHLBanks to request Finance Agency approval of alternative target percentages for mortgage purchase housing goals and small member participation goals.
Comments on the proposed rule were due by January 31, 2019.
Final Rule on Indemnification Payments
On October 4, 2018, the Finance Agency published a final rule establishing standards for identifying when an indemnification payment by a FHLBank to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule, which became effective on November 5, 2018, generally prohibits these payments except in the following circumstances:

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
The rule also outlines the process that a FHLBank's board of directors must undertake prior to making a permitted payment relating to expenses associated with defending an action.
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
With respect to base case liquidity, the Liquidity AB requires each FHLBank to maintain a positive cash balance during a prescribed period of time ranging from 10 to 30 calendar days assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. Initially, the Finance Agency has indicated that it will consider a FHLBank to have adequate reserves of liquid assets if, by March 31, 2019, it maintains 10 calendar days or more of positive daily cash balances and if, by December 31, 2019, it maintains 20 calendar days or more of positive daily cash balances. The supervisory letter sets forth the cash flow assumptions to be used by the FHLBanks which include, among other things, a reserve for potential draws on standby letters of credit. Effective March 31, 2019, the Liquidity AB rescinds the Finance Agency’s March 2009 liquidity guidance, which currently requires the Bank to meet two daily liquidity standards (specifically, the 5-day renewal and 15-day roll-off scenarios that are described in the Liquidity and Capital Resources section of this report beginning on page 62).

Funding gaps measure the difference between a FHLBank’s assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the FHLBank’s total assets. Depending on conditions in the financial markets, the Finance Agency believes (as stated in the Liquidity AB) that the FHLBanks should operate so as not to exceed a funding gap ratio between negative 10 percent and negative 20 percent for a three-month time horizon and between negative 25 percent and negative 35 percent for a one-year time horizon. These limits are designed to reduce the liquidity risks associated with a mismatch in a FHLBank’s asset and liability maturities, including an undue reliance on short-term debt funding, which may increase a FHLBank’s debt rollover risk. Initially, the Finance Agency will consider a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2018, the FHLBank maintains a funding gap ratio of negative 15 percent or better for the three-month time horizon and negative 30 percent or better for the one-year time horizon. For purposes of calculating the funding gap ratios, the FHLBanks may include estimates of expected cash inflows, including anticipated prepayments, for mortgage loans and mortgage-backed securities. The Bank was in compliance with these limits as of December 31, 2018.
The Liquidity AB also sets forth the Finance Agency’s expectations for liquidity stress testing and contingency funding plans. Further, because the guidance encourages the FHLBanks to hold U.S. Treasury securities for liquidity purposes, it generally allows for the exclusion of those securities when calculating a FHLBank’s CMA ratio (for additional discussion, see the section entitled "Core Mission Achievement" beginning on page 10 of this report).
To the extent this guidance requires the Bank to hold more lower-yielding assets and/or issue more longer-term, higher-cost debt, the Bank’s results of operations could be adversely impacted.
Advance Pricing Guidance
On August 3, 2018, the Finance Agency issued an Advisory Bulletin that provides guidance to the FHLBanks on the methods a FHLBank may use to demonstrate and document its compliance with the minimum advance pricing requirements set forth in the Finance Agency’s regulations (hereinafter referred to as the “Advances AB”). Specifically, Section 1266.5(b)(1) of the Finance Agency’s regulations states “A Bank shall not price its advances to members below: (1) the marginal cost to the Bank of raising matching term and maturity funds in the marketplace, including embedded options and (2) the administrative and operating costs associated with making such advances to members.”
The Advances AB describes several methods a FHLBank may use to demonstrate and document its compliance with the minimum pricing requirement of the regulation related to the marginal cost of raising matching term and maturity funds when a Bank-issued debt equivalent is not available in the marketplace. In addition, the Advances AB makes clear that including only the marginal administrative and operating costs associated with making an advance in its advance pricing does not provide for an appropriate allocation of costs. Instead, the Advances AB requires the Bank to document the portion of the Bank’s total operating expenses that are associated with making advances and to incorporate those costs into its advance pricing.
The guidance provided by the Advances AB became effective on January 1, 2019. The implementation of this guidance did not have a significant impact on the Bank's advance pricing. However, it is possible that the Finance Agency could at some point in the future seek to have the Bank modify its compliance approach. If this were to occur, it is possible that the Bank could be required to increase the pricing of its advances and/or reduce its operating expenses associated with making advances. If the Bank were to increase its pricing, the demand for the Bank’s advances could decline which, in turn, would negatively affect its financial condition and results of operations. A reduction in the Bank’s operating expenses could cause a reduction in service levels.
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
The Final Margin Rules require minimum variation margin to be exchanged daily for non-cleared derivatives and non-cleared security-based derivatives between Covered Swap Entities and all financial end-users (without regard to the derivatives exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the derivative to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared derivatives and security-based derivatives between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian and may, if permitted by contract, be rehypothecated.
The variation margin requirement under the Final Margin Rules became effective for the Bank on March 1, 2017. Because the Bank was already posting and collecting variation margin on non-cleared derivatives, the implementation of the variation margin requirement under the Final Margin Rules did not have a significant impact on the Bank.
The initial margin requirement under the Final Margin Rules is expected to become effective for the Bank on September 1, 2020. While the Bank is not a Covered Swap Entity under the Final Margin Rules, it is a financial end-user under those rules, and it is likely that it will have material non-cleared derivatives exposure when the initial margin requirements become effective (at December 31, 2018, the notional balance of the Bank's non-cleared derivatives totaled $18.1 billion). As a result, the Bank anticipates that its costs of engaging in non-cleared derivatives may increase at that time.
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
Employees
As of December 31, 2018, the Bank employed 197 people, all but one of whom was located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
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
As described in its Strategic Business Plan, the Bank operates under a cooperative business model that is intended to maximize the overall value of membership in the Bank. This business model envisions that the Bank will limit and carefully manage its risk profile while generating sufficient profitability to maintain an appropriate level of retained earnings, to pay dividends on Class B-1 Stock at a rate at least equal to average one-month LIBOR and on Class B-2 Stock at a rate at least equal to average one-month LIBOR plus 0.5-1.0 percent, and to absorb periodic earnings volatility related to hedging and derivatives or other external shocks. Consistent with this business model, the Bank places the highest priority on being able to meet its members’ liquidity and funding needs.
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. All other things being equal, the Bank’s earnings are typically expected to rise and fall with the general level of market interest rates, particularly short-term money market rates, and the Bank's total capital and asset size. Other factors that may have an effect on the Bank’s earnings include general economic and credit market conditions; the level, volatility of and relationships between short-term money market rates such as federal funds and one-month and three-month LIBOR; the future availability and cost of the Bank’s short- and long-term debt relative to benchmark rates such as federal funds, one- and three-month LIBOR, and long-term fixed mortgage rates; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the extent to which the Bank's members continue to sell mortgage loans to the Bank; the impact of any future credit market disruptions; and the impact of ongoing economic conditions on demand for the Bank’s credit products from its members.
The Bank's business declined in the years immediately following the 2008 financial crisis, reaching a low point in the first quarter of 2014, but has grown steadily since then. From March 31, 2014 to December 31, 2018, advances (at carrying value) increased by $25.5 billion (167 percent), from $15.3 billion to $40.8 billion. Over that same time period, outstanding letters of credit increased by $15.6 billion (538 percent), from $2.9 billion to $18.5 billion.
The amount and timing of future growth in the Bank's advances is uncertain and will likely be dependent upon current non-borrowing members becoming borrowers and small balance borrowers increasing their borrowing activity, either as a result of increased demand for credit at those institutions or as a result of adopting funding strategies that incorporate larger amounts of advances borrowing. Because a significant portion of the Bank's advances have short-term maturities or prepayment options, there is also the possibility that advances could decrease depending upon members' future funding needs, which will depend in part on their customers' credit demand. Growth in both advances and mortgage loans held for portfolio continue to be strategic priorities for the Bank as these assets contribute to the value the Bank provides its members, as well as the Bank's earnings, core mission assets and, correspondingly, its CMA ratio.
Supporting the growth in the Bank's business in recent years, economic growth has generally been positive in many parts of the Ninth District and strong in others, interest rates have remained very low until recently, housing markets have been strong and member loan demand has been healthy, and the relationship between deposit and loan growth has been relatively stable.
Looking forward, there have been recent signs that economic conditions may not remain quite as favorable over the next few years. The Federal Reserve has raised short-term interest rates several times, resulting in higher mortgage rates. Price appreciation in the Ninth District's housing markets has generally slowed to the smallest increases in several years, and the economic outlook in general looks less positive over the next several years. It remains unclear whether there will be an actual recession in the next few years, or when one might occur, but slower rates of growth than in the recent past seem likely.
Also, it appears that market conditions for FHLBank consolidated obligations are not likely to be as favorable going forward as they have been since late 2016. Larger U.S. budget deficits and the Federal Reserve's plans to reduce the size of its balance sheet may increase the supply of short-term Treasury debt, which could increase the cost of FHLBank discount notes. In addition, the supply of debt obligations being issued by other GSEs (one of the Bank's few allowable long-term investment alternatives) has diminished, which could make it more difficult to find attractive investments in future years.
While the Bank cannot predict future economic conditions or future levels of business from its members, based on its current balance sheet and capital position, the Bank anticipates that its earnings will be sufficient both to pay quarterly dividends at targeted levels and to continue building retained earnings for the foreseeable future.

Finally, the Bank continues to consider ways in which it can enhance its product and/or service offerings in order to become a more valuable resource to its members. The FHLB Act and Finance Agency regulations limit the products and services that the Bank can offer to its members and govern many of the terms of the products and services that the Bank offers. The Bank is also required by regulation to file New Business Activity notices with the Finance Agency for any new products or services that would constitute new business activities under the regulation and, therefore, it will have to assess any potential new products or services offerings in light of these statutory and regulatory restrictions.

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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Demand for advances from all segments of our membership increased throughout the period of credit market disruption that began in the third quarter of 2007, peaked at the beginning of the fourth quarter of 2008 and declined to a cyclical low in the first quarter of 2014 before increasing over the remainder of 2014 and in 2015 through 2018. At December 31, 2018, our outstanding advances were approximately 40 percent lower than they were at September 30, 2008 but approximately 169 percent higher than they were at March 31, 2014. High deposit levels and/or low demand for loans at member institutions could limit members’ needs for funding. A decline in the demand for advances, if significant, could negatively affect our results of operations.
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
We typically issue consolidated obligations almost every day. As more fully described in the Liquidity and Capital Resources section of this report, we currently manage our liquidity to ensure that, at a minimum, we have sufficient funds to meet our obligations under 5- and 15-day scenarios in which we assume we are unable to access the market for consolidated obligations. Beginning March 31, 2019 and continuing through December 30, 2019, we will manage our liquidity to ensure that, at a minimum, we maintain 10 calendar days or more of positive daily cash balances assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. On and after December 31, 2019, we will manage our liquidity to ensure that, at a minimum, we maintain 20 calendar days or more of positive daily cash balances or such higher or lower number of days as the Finance Agency may from time to time require us to maintain under its new liquidity guidance, which is more fully described in the Legislative and Regulatory Developments section of Item 1. Business. We also maintain access to other sources of contingent liquidity. However, if we were unable to issue consolidated obligations for a relatively short period of time and our other sources of contingent liquidity were either not available or were not available in sufficient quantities, our ability to meet our obligations and otherwise conduct our operations would be compromised.
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
During 2009, 2010 and 2011, delinquencies and losses with respect to residential mortgage loans generally increased and residential property values declined in many states. Due to these deteriorating conditions, 14 of our non-agency residential mortgage-backed securities were deemed to be other-than-temporarily impaired during the period from January 1, 2009 through June 30, 2012. One additional non-agency residential mortgage-backed security was deemed to be other-than-temporarily impaired at December 31, 2014, at each quarter-end in 2015 and at the first three quarter-ends in 2016. We recognized credit losses on these securities totaling $13.1 million. As of December 31, 2018, the unpaid principal balance of the Bank's 22 non-agency residential mortgage-backed securities totaled $84 million.
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
We could be materially adversely affected by the adoption of new laws, policies, regulations or directives or changes in existing laws, policies, regulations or directives, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment. For instance, since 2013, several housing reform proposals have been introduced by members of the U.S. Congress. It is not possible to determine if or when legislation regarding housing reform will be enacted, nor are the ultimate provisions of any such legislation determinable at this time. To the extent that legislation is enacted, it is possible that the FHLBanks could be impacted. Further, and by way of example only, the Finance Agency's recent guidance on FHLBank advance pricing and liquidity requirements and its final rule, effective January 1, 2020, limiting the amount of unsecured credit that we can extend to GSEs that are not operating with capital support or some other form of direct financial assistance from the U.S. government could have an adverse effect on our profitability.
In addition, the regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services.
For a discussion of recent legislative and regulatory developments, see Item 1. Business — Legislative and Regulatory Developments beginning on page 16 of this report.
Our business operations, financial condition and profitability could be adversely affected if LIBOR is discontinued.
In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intends to stop persuading or compelling banks to voluntarily submit LIBOR rates after 2021, and that the FCA will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate (or rates). Other financial services regulators and industry groups, including the International Swaps and Derivatives Association, have been evaluating and are continuing to evaluate the possible phase-out of LIBOR and the development of alternative interest rate indices or reference rates. As noted throughout this report, many of our assets and liabilities are indexed to LIBOR and in all of our fair value hedging relationships ($43.0 billion notional balance as of December 31, 2018) we are hedging the risk of changes in the hedged items' fair values that are attributable to changes in LIBOR. In 2014, the Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify alternative reference rates for possible use as market benchmarks. In June 2017, the ARRC selected the Secured Overnight Financing Rate ("SOFR"), a broad measure of overnight Treasury financing transactions, as a replacement for U.S. dollar LIBOR. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. During the third quarter of 2018, several market participants began issuing variable-rate debt securities indexed to SOFR. In November 2018, the FHLBank System issued its first SOFR-linked consolidated obligation bonds.
We are unable to predict at this time whether LIBOR will cease to be available after 2021, whether the alternative rates that the Federal Reserve Board is publishing will become market benchmarks in place of LIBOR, or what impact a transition from LIBOR to an alternative reference rate (or rates) could have on our business, risk management practices (including, but not limited to, our hedging activities), financial condition and results of operations.

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
Prior to June 10, 2013, all of the derivatives we used to manage our interest rate risk were negotiated in the over-the-counter (“OTC”) derivatives market. Beginning on June 10, 2013, many of the derivative transactions that we enter into are required to be cleared through a third-party clearinghouse, which exposes us to credit risk to other parties that we do not have when transacting in the OTC market. In addition, many of the other derivatives that we continue to trade in the OTC market could eventually be subject to central clearing. For our derivative transactions that are not cleared, we will be subject to an initial margin requirement beginning in September 2020 if those transactions have an aggregate notional balance of $8 billion or more (for additional discussion, see the Legislative and Regulatory Developments section in Item 1. Business). If applicable, this requirement may increase our hedging costs, which would negatively impact our results of operations.
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
We have entered into master agreements with all of our non-member bilateral derivative counterparties that require the delivery (or return) of collateral consisting of cash or very liquid, highly rated securities if credit risk exposures rise above certain minimum amounts (generally ranging from $50,000 to $500,000). Upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero. In addition, excess collateral must be returned by a party in an oversecured position. Delivery or return of the collateral generally occurs within one business day and, until such delivery or return, we may be in an undersecured position, which could result in a loss in the event of a default by the counterparty, or we may be due excess collateral, which could result in a loss in the event that the counterparty is unable or unwilling to return the collateral.
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
Under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), Finance Agency regulations, and our capital plan, our stock may be redeemed upon the expiration of a five-year redemption period following a redemption request. Only stock in excess of a member’s minimum investment requirement, stock held by a member that has submitted a notice to withdraw from membership, or stock held by a member whose membership has been terminated may be redeemed at the end of the redemption period. Further, we may elect to repurchase excess stock of a member at any time at our sole discretion.
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
For instance, during 2017 and 2018, four significant hurricanes struck the continental United States (Harvey, Irma, Florence and Michael) and several significant wildfires destroyed thousands of homes and businesses in Northern and Southern California. These disasters had varying degrees of impact on our members, our members' borrowers and the properties pledged as collateral for those borrowings, and MPF mortgage loan borrowers and the properties pledged as collateral for those mortgage loans.
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
The Bank also maintains leased off-site business resumption, storage and co-location facilities comprising approximately 12,000, 5,000 and 500 square feet of space, respectively.

ITEM 3. LEGAL PROCEEDINGS
The Bank is not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of February 28, 2019, the Bank had 816 shareholders and 26,256,154 shares of capital stock outstanding.
The Bank has two sub-classes of Class B stock. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement. Daily, subject to the limitations in the Bank's Capital Plan, the Bank converts shares of one sub-class of Class B Stock to the other sub-class of Class B Stock under the following circumstances: (i) shares of Class B-2 Stock held by a shareholder in excess of its activity-based investment requirement are converted into Class B-1 Stock, if necessary, to meet that shareholder’s membership investment requirement and (ii) shares of Class B-1 Stock held by a shareholder in excess of the amount required to meet its membership investment requirement are converted into Class B-2 Stock as needed in order to satisfy that shareholder’s activity-based investment requirement. All excess stock is held as Class B-1 Stock at all times.
Subject to Finance Agency directives and the terms of the Amended JCE Agreement described below, the Bank is permitted by statute and regulation to pay dividends on members’ capital stock in either cash or capital stock only from previously retained earnings or a portion of current net earnings. The Bank’s Board of Directors may not declare or pay a dividend based on projected or anticipated earnings, nor may it declare or pay a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fail to meet its minimum capital requirements after paying such dividend (for a discussion of the Bank’s minimum capital requirements, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk-Based Capital Rules and Other Capital Requirements). Further, the Bank may not declare or pay any dividends in the form of capital stock if excess stock held by its shareholders is greater than one percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than one percent of the Bank’s total assets. Shares of capital stock issued as dividend payments have the same rights, obligations, and restrictions as all other shares of capital stock, including rights, privileges, and restrictions related to the repurchase and redemption of capital stock. To the extent such shares represent excess stock, they may be repurchased or redeemed by the Bank in accordance with the provisions of the Bank’s Capital Plan.
The Bank, and the other FHLBanks, are parties to the Amended JCE Agreement, which provides that the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account ("RRE Account"). Pursuant to the provisions of the Amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. The Amended JCE Agreement provides that during periods in which the Bank’s RRE Account is less than the amount prescribed in the preceding sentence, it may pay dividends only from unrestricted retained earnings or from the portion of its quarterly net income that exceeds the amount required to be allocated to its RRE Account. The allocations to, and restrictions associated with, its RRE Account have not had, nor are they currently expected to have, an effect on the Bank’s dividend payment practices. For additional information regarding the Amended JCE Agreement, see Item 1. Business — Capital — Retained Earnings.
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. While there can be no assurances about future dividends or future dividend rates, the target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates average one-month LIBOR for the preceding quarter. The target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates average one-month LIBOR for the preceding quarter plus 0.5 – 1.0 percent. When stock dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. Dividends are typically paid during the last week of each calendar quarter and are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the applicable rate for the preceding quarter. All capital stock dividends are paid in the form of Class B-1 shares.
By way of example, the Bank’s fourth quarter 2018 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 2.11 percent (a rate equal to average one-month LIBOR for the third quarter of 2018) and 3.11 percent (a rate equal to average one-month LIBOR for the third quarter of 2018 plus 1.0 percent), respectively. The annualized dividend rates of 2.11 percent and 3.11 percent were applied to shareholders' average balances of Class B-1 Stock and Class B-2 Stock, respectively, which were held during the period from July 1, 2018 through September 30, 2018.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2018 and 2017.
DIVIDENDS PAID
(dollars in thousands)

	2018		2017
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$11,064	1.963%	$6,080	1.239%
Second Quarter	13,581	2.273%	7,261	1.455%
Third Quarter	16,168	2.609%	8,643	1.686%
Fourth Quarter	18,358	2.760%	10,524	1.869%

Total Dividends Paid During the Year	$59,171		$32,508
____________________________________

(1)
Amounts exclude (in thousands) $22, $24, $6 and $21 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2018, respectively. For financial reporting purposes, these dividends were classified as interest expense.

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

The following table sets forth the annualized dividend rates that were paid on Class B-1 and Class B-2 Stock during the years ended December 31, 2018 and 2017.

	2018		2017
	Class B-1	Class B-2	Class B-1	Class B-2
First Quarter	1.330%	2.330%	0.599%	1.599%
Second Quarter	1.650%	2.650%	0.830%	1.830%
Third Quarter	1.970%	2.970%	1.060%	2.060%
Fourth Quarter	2.110%	3.110%	1.230%	2.230%
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank's estimated market value of equity. The results of the Bank's annual stress test mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") are also considered when establishing the Bank's retained earnings targets. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2018, calls for the Bank to maintain a total retained earnings balance of at least $612 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2018 retained earnings balance of $1.081 billion exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.

While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay dividends on Class B-1 Stock in 2019 at a rate at least equal to average one-month LIBOR for the applicable dividend period. The Bank expects to pay dividends on Class B-2 Stock at an annualized rate that approximates average one-month LIBOR for the applicable dividend period plus 0.5 - 1.0 percent.
On March 19, 2019, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of additional shares of Class B-1 Stock for the first quarter of 2019 at annualized rates of 2.35 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2018) and 3.35 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2018 plus 1.0 percent), respectively. The first quarter 2019 dividends, to be applied to average Class B-1 Stock and Class B-2 Stock held during the period from October 1, 2018 through December 31, 2018, will be paid on March 27, 2019.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance sheet (at year end)
Advances	$40,793,813	$36,460,524	$32,506,175	$24,746,802	$18,942,400
Investments (1)	29,551,929	30,941,464	25,419,421	16,323,518	17,422,344
Mortgage loans	2,185,996	878,123	124,102	55,258	71,554
Allowance for credit losses on mortgage loans	493	271	141	141	143
Total assets	72,773,290	68,524,301	58,212,077	42,082,027	38,045,868
Consolidated obligations — discount notes	35,731,713	32,510,758	26,941,782	20,541,329	19,131,832
Consolidated obligations — bonds	31,931,929	31,376,858	26,997,487	18,024,692	16,078,700
Total consolidated obligations(2)	67,663,642	63,887,616	53,939,269	38,566,021	35,210,532
Mandatorily redeemable capital stock(3)	6,979	5,941	3,417	8,929	5,059
Capital stock — putable	2,554,888	2,317,937	1,930,148	1,540,132	1,222,738
Unrestricted retained earnings	932,675	832,826	745,104	699,213	650,224
Restricted retained earnings	148,692	108,937	78,880	62,990	49,552
Total retained earnings	1,081,367	941,763	823,984	762,203	699,776
Accumulated other comprehensive income (loss)	128,001	220,326	63,210	(103,023)	(3,601)
Total capital	3,764,256	3,480,026	2,817,342	2,199,312	1,918,913
Dividends paid(3)	59,171	32,508	17,668	4,766	4,203
Income statement
Net interest income after provision for loan losses	$310,466	$237,438	$165,030	$121,589	$120,583
Other income	1,961	22,483	7,824	29,774	8,042
Other expense	91,555	92,924	84,574	76,702	74,725
Assessments	22,097	16,710	8,831	7,468	5,391
Net income	198,775	150,287	79,449	67,193	48,509
Performance ratios
Net interest margin(4)	0.45%	0.39%	0.31%	0.29%	0.35%
Net interest spread (5)	0.34%	0.33%	0.28%	0.27%	0.32%
Return on average assets	0.29%	0.25%	0.15%	0.16%	0.14%
Return on average equity	5.22%	4.75%	3.16%	3.26%	2.67%
Return on average capital stock (6)	7.86%	7.04%	4.44%	4.98%	4.25%
Total average equity to average assets	5.60%	5.20%	4.75%	4.88%	5.29%
Regulatory capital ratio(7)	5.01%	4.77%	4.74%	5.49%	5.07%
Dividend payout ratio (3)(8)	29.77%	21.63%	22.24%	7.09%	8.66%
Interest rates
Average effective federal funds rate (9)	1.83%	1.00%	0.39%	0.13%	0.09%
Average one-month LIBOR (10)	2.02%	1.11%	0.50%	0.20%	0.16%
Average three-month LIBOR (10)	2.31%	1.26%	0.74%	0.32%	0.23%

____________________________________

(1)
Investments consist of federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks, interest-bearing deposits and securities classified as held-to-maturity, available-for-sale and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2018, 2017, 2016, 2015 and 2014, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.032 trillion, $1.034 trillion, $989 billion, $905 billion and $847 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $68.0 billion, $64.1 billion, $54.1 billion, $38.6 billion and $35.2 billion, respectively. The Bank records on its statement of condition only that portion of the consolidated obligations for which it has received the proceeds.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $73 thousand, $91 thousand, $28 thousand, $17 thousand and $18 thousand for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2018, 2017 and 2016 beginning on page F-1 of this Annual Report on Form 10-K.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank's debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a GSE, or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see Item 1A. Risk Factors. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of predominately conventional mortgage loans that have been acquired through the Mortgage Partnership Finance® (“MPF”®) Program administered by the FHLBank of Chicago. Substantially all of the loans were acquired in 2016, 2017 and 2018 and all of those loans are conventional loans. The remainder of the portfolio (less than 1.5 percent of the unpaid principal balance) is comprised of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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

Financial Market Conditions
Economic growth in the United States expanded moderately during 2018, 2017 and 2016. The gross domestic product increased 1.6 percent, 2.2 percent and 2.9 percent in 2016, 2017 and 2018, respectively. The nationwide unemployment rate fell from 5.0 percent at the end of 2015 to 4.7 percent at the end of 2016, 4.1 percent at the end of 2017 and 3.9 percent at the end of 2018. Housing prices increased in most major metropolitan areas during 2016 and 2017. In 2018, housing prices continued to increase in most major metropolitan areas, albeit at a slower pace, and home sales slowed in many markets.
The Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0.25 percent and 0.50 percent throughout most of 2016. In December 2016, the FOMC raised its target for the federal funds rate to a range between 0.50 percent to 0.75 percent. The FOMC continued to raise its target for the federal funds rate in 0.25 percent increments throughout 2017 and 2018, and in December 2018 it further raised the target to a range of 2.25 percent to 2.50 percent. At its most recent meeting held in March 2019, the FOMC maintained its target for the federal funds rate at a range between 2.25 percent and 2.50 percent and stated that, in light of global economic and financial developments and muted inflation pressures, it will be patient as it determines what future adjustments to the target range for the federal funds rate may be appropriate. In addition, throughout 2016 and through September 2017, the FOMC maintained a policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. In October 2017, the FOMC began implementing a balance sheet normalization program, which is designed to gradually reduce the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. At its March 2019 meeting, the FOMC announced that it would slow the pace of this program beginning in May 2019, and would end the runoff of its Treasury holdings at the end of September 2019.
During 2016, 2017 and 2018, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate equivalent to or slightly below the upper boundary of the target range for federal funds. A sustained high level in bank reserves during those years combined with the rate of interest being paid on those reserves has contributed to an effective federal funds rate that has generally been below the upper end of the targeted range for all of 2016, 2017 and 2018.
One-month and three-month LIBOR rates were 0.43 percent and 0.61 percent, respectively, at the end of 2015. One-month and three-month LIBOR increased to 0.77 percent and 1.00 percent, respectively, at the end of 2016, to 1.56 percent and 1.69 percent, respectively, at the end of 2017 and to 2.50 percent and 2.81 percent, respectively, at the end of 2018. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest that inter-bank lending markets are reasonably stable.
The following table presents information on various market interest rates at December 31, 2018 and 2017 and various average market interest rates for the years ended December 31, 2018, 2017 and 2016.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2018	2017	2018	2017	2016
Federal Funds Target (1)	2.50%	1.50%	1.91%	1.10%	0.51%
Average Effective Federal Funds Rate (2)	2.40%	1.33%	1.83%	1.00%	0.39%
1-month LIBOR (1)	2.50%	1.56%	2.02%	1.11%	0.50%
3-month LIBOR (1)	2.81%	1.69%	2.31%	1.26%	0.74%
2-year LIBOR (1)	2.66%	2.08%	2.75%	1.65%	1.00%
5-year LIBOR (1)	2.57%	2.24%	2.87%	1.98%	1.32%
10-year LIBOR (1)	2.71%	2.40%	2.96%	2.29%	1.70%
3-month U.S. Treasury (1)	2.45%	1.39%	1.97%	0.95%	0.32%
2-year U.S. Treasury (1)	2.48%	1.89%	2.53%	1.40%	0.83%
5-year U.S. Treasury (1)	2.51%	2.20%	2.75%	1.91%	1.33%
10-year U.S. Treasury (1)	2.69%	2.40%	2.91%	2.33%	1.84%
____________________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release

2018 In Summary

•
The Bank ended 2018 with total assets of $72.8 billion compared with $68.5 billion at the end of 2017. The $4.25 billion increase in total assets was attributable primarily to increases in the Bank's advances ($4.3 billion), long-term investments ($1.0 billion) and mortgage loans held for portfolio ($1.3 billion), partially offset by a decrease in the Bank's short-term liquidity portfolio ($2.3 billion).

•
Total advances at December 31, 2018 were $40.8 billion, compared to $36.5 billion at the end of 2017. During 2018, the Bank's lending activities expanded due to increased demand for loans at member institutions which the Bank attributes to favorable economic conditions and solid, albeit slowing, activity in the housing markets served by its members, and increased usage of advances to fund investment activities and members' liquidity requirements.

•
The Bank’s net income for 2018 was $198.8 million, which represented a return on average capital stock of 7.86 percent. In comparison, the Bank's net income for 2017 was $150.3 million, which represented a return on average capital stock of 7.04 percent for that year. The $48.5 million increase in net income from 2017 to 2018 was attributable to a $73.1 million increase in net interest income after provision for loan losses and a $1.3 million decrease in other expense, offset by a $20.5 million decrease in other income and a $5.4 million increase in the Bank's AHP assessment.

•
At all times during 2018, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $1.081 billion at December 31, 2018 from $942 million at December 31, 2017. Retained earnings represented 1.5 percent and 1.4 percent of total assets at December 31, 2018 and 2017, respectively. At December 31, 2018, the balance of the Bank's restricted retained earnings account was $148.7 million.

•	In 2018, the Bank paid dividends totaling $59.2 million, which, based on the applicable average capital stock balances, equated to an overall blended rate of 2.419 percent for the year.
Financial Condition
The following table provides selected period-end balances as of December 31, 2018, 2017 and 2016, as well as selected average balances for the years ended December 31, 2018, 2017 and 2016. As shown in the table, the Bank’s total assets increased by 6.2 percent (or $4.25 billion) during the year ended December 31, 2018 after increasing by 17.7 percent (or $10.3 billion) during the year ended December 31, 2017. The increase in total assets during the year ended December 31, 2018 was attributable primarily to increases in the Bank's advances ($4.3 billion), long-term available-for-sale securities portfolio ($1.4 billion) and mortgage loans ($1.3 billion), partially offset by a decrease in the Bank's short-term liquidity portfolio ($2.3 billion) and its long-term held-to-maturity securities portfolio ($0.5 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2018, total consolidated obligations increased by $3.8 billion, as consolidated obligation discount notes and consolidated obligation bonds increased by $3.2 billion and $0.6 billion, respectively.
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
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2018			December 31, 2017			Balance at December 31, 2016
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$40,794	$4,333	11.9%	$36,461	$3,955	12.2%	$32,506

Short-term liquidity holdings
Interest-bearing deposits	2,500	2,500	*	—	—	—	—
Securities purchased under agreements to resell	6,215	(485)	(7.2)	6,700	3,600	116.1	3,100
Federal funds sold	1,731	(6,049)	(77.8)	7,780	1,538	24.6	6,242
Trading securities (U.S. Treasury Notes)	1,717	1,717	*	—	—	—	—
Loan to other FHLBank	—	—	—	—	(290)	(100.0)	290
Total short-term liquidity holdings	12,163	(2,317)	(16.0)	14,480	4,848	50.3	9,632

Long-term investments
Trading securities (U.S. Treasury Note)	101	(1)	(1.0)	102	1	1.0	101
Available-for-sale securities	15,825	1,423	9.9	14,402	1,226	9.3	13,176
Held-to-maturity securities	1,462	(483)	(24.8)	1,945	(555)	(22.2)	2,500
Total long-term investments	17,388	939	5.7	16,449	672	4.3	15,777

Mortgage loans held for portfolio, net	2,186	1,308	149.0	878	754	608.1	124
Total assets	72,773	4,249	6.2	68,524	10,312	17.7	58,212

Consolidated obligations
Consolidated obligations — bonds	31,932	555	1.8	31,377	4,380	16.2	26,997
Consolidated obligations — discount notes	35,732	3,221	9.9	32,511	5,569	20.7	26,942
Total consolidated obligations	67,664	3,776	5.9	63,888	9,949	18.4	53,939

Mandatorily redeemable capital stock	7	1	16.7	6	3	100.0	3
Capital stock	2,555	237	10.2	2,318	388	20.1	1,930
Retained earnings	1,081	139	14.8	942	118	14.3	824

Average total assets	68,075	7,267	12.0	60,808	7,908	14.9	52,900
Average capital stock	2,529	394	18.5	2,135	345	19.3	1,790
Average mandatorily redeemable capital stock	4	(5)	(55.6)	9	4	80.0	5
____________________________________

*	The percentage increase is not meaningful.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2018, 2017 and 2016.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$26,105	64%	$25,852	71%	$23,416	72%
Insurance companies	6,394	16	3,078	8	2,817	9
Savings institutions	4,631	11	3,903	11	3,318	10
Credit unions	3,459	9	3,479	10	2,851	9
Community Development Financial Institutions	16	—	12	—	14	—
Total member advances	40,605	100	36,324	100	32,416	100
Housing associates	170	—	126	—	46	—
Non-member borrowers	17	—	19	—	10	—
Total par value of advances	$40,792	100%	$36,469	100%	$32,472	100%
Total par value of advances outstanding to CFIs (1)	$5,869	14%	$7,273	20%	$6,758	21%
____________________________________

(1)
The figures presented above reflect the advances outstanding to Community Financial Institutions (“CFIs”) as of December 31, 2018, 2017 and 2016 based upon the definitions of CFIs that applied as of those dates.

The Bank's advances balances (at par value) increased $4.3 billion and $4.0 billion during 2018 and 2017, respectively, due largely to increased demand for loans from its larger members, which the Bank attributed in part to increased loan demand at those institutions. The Bank's larger members also used advances to varying degrees to fund investment activities and to meet liquidity requirements. Texas Capital Bank, N.A. and Comerica Bank, the Bank's two largest borrowers at both December 31, 2018 and 2017, increased their advances by $1.1 billion and $1.0 billion, respectively, in 2018. American General Life Insurance Company, the Bank's third largest borrower at December 31, 2018, increased its advances by $2.5 billion in 2018.
At December 31, 2018, advances outstanding to the Bank’s five largest borrowers totaled $15.4 billion, representing 37.9% percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2018.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2018
Name	Par Value of Advances	Percent of Total Par Value of Advances
Texas Capital Bank, N.A.	$3,900	9.6%
Comerica Bank	3,800	9.3
American General Life Insurance Company	3,148	7.7
NexBank, SSB	2,428	6.0
Iberiabank	2,152	5.3
	$15,428	37.9%

As of December 31, 2017 and 2016, advances outstanding to the Bank's five largest borrowers comprised $10.6 billion (29 percent) and $8.6 billion (26 percent), respectively, of the total advances portfolio at those dates.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2018 and 2017.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2018		December 31, 2017
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$28,753	70.5%	$24,796	68.0%
Adjustable/variable-rate indexed	10,730	26.3	10,297	28.2
Amortizing	1,309	3.2	1,376	3.8
Total par value	$40,792	100.0%	$36,469	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in Item 1. Business. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances and other extensions of credit.
In addition, as described in Item 1. Business, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Holdings
At December 31, 2018, the Bank’s short-term liquidity holdings were comprised of $6.2 billion of overnight reverse repurchase agreements, $2.5 billion of overnight interest-bearing deposits, $1.7 billion of overnight federal funds sold and $1.7 billion of U.S. Treasury Notes that were acquired with short remaining terms to maturity. At December 31, 2017, the Bank’s short-term liquidity holdings were comprised of $7.8 billion of overnight federal funds sold and $6.7 billion of overnight reverse repurchase agreements. All of the Bank's federal funds sold during 2018 and 2017 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. To enhance the returns provided by its short-term liquidity portfolio, the Bank began investing in overnight interest-bearing deposits during the second half of 2018. During that period, all of the interest-bearing deposits were transacted with domestic bank counterparties.
As of December 31, 2018, the Bank’s overnight federal funds sold consisted of $0.5 billion sold to counterparties rated double-A, $0.7 billion sold to counterparties rated single-A and $0.5 billion sold to counterparties rated triple-B. As of December 31, 2018, substantially all of the Bank's interest-bearing deposits were held in single-A rated domestic banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources” and Item 1. Business - Legislative and Regulatory Developments - Liquidity Guidance beginning on page 17 of this report. For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1. Business (specifically, the section entitled Core Mission Achievement beginning on page 10 of this report).
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

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2018 and 2017 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2018	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)

Debentures
U.S. government-guaranteed obligations	$8	$453	$101	$562	$8
GSE obligations	—	5,687	—	5,687	—
State housing agency obligations	135	—	—	135	134
Other	—	171	—	171	—
Total debentures	143	6,311	101	6,555	142

MBS portfolio
U.S. government-guaranteed residential MBS	1	—	—	1	1
GSE residential MBS	1,253	—	—	1,253	1,258
GSE commercial MBS	—	9,514	—	9,514	—
Non-agency residential MBS	65	—	—	65	78
Total MBS	1,319	9,514	—	10,833	1,337
Total long-term investments	$1,462	$15,825	$101	$17,388	$1,479

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2017
Debentures
U.S. government-guaranteed obligations	$11	$479	$102	$592	$11
GSE obligations	—	6,003	—	6,003	—
State housing agency obligations	160	—	—	160	160
Other	—	174	—	174	—
Total debentures	171	6,656	102	6,929	171

MBS portfolio
U.S. government-guaranteed residential MBS	2	—	—	2	2
GSE residential MBS	1,656	—	—	1,656	1,666
GSE commercial MBS	35	7,746	—	7,781	35
Non-agency residential MBS	81	—	—	81	97
Total MBS	1,774	7,746	—	9,520	1,800
Total long-term investments	$1,945	$14,402	$102	$16,449	$1,971

The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). As of December 31, 2018, the Bank held $10.8 billion of MBS (at amortized cost), which represented 297 percent of its total regulatory capital at that date. As of December 31, 2017, the Bank held $9.4 billion of MBS (at amortized cost), which represented 288 percent of its total regulatory capital at that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
During the years ended December 31, 2018, 2017 and 2016, the Bank acquired $2.0 billion, $2.1 billion and $2.4 billion of GSE commercial MBS ("CMBS"), all of which are backed by multifamily loans. All of the GSE CMBS purchases were hedged with fixed-for-floating interest rate swaps. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of the hedged securities were classified as available-for-sale.
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
During the year ended December 31, 2018, the Bank did not purchase any non-MBS investments for its long-term investment portfolio. During the years ended December 31, 2017 and 2016, the Bank purchased $0.6 billion and $3.7 billion, respectively, of GSE debentures, all of which were non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System. All of these securities were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps. The Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital at the time of purchase. For a discussion of changes to the Bank's authority to invest in the non-MBS debt obligations of other GSEs, which become effective on January 1, 2020, see Item 1. Business - Legislative and Regulatory Developments (specifically, the section entitled "Final Rule on FHLBank Capital Requirements" on page 16 of this report).
During the years ended December 31, 2017 and 2016, the Bank purchased for its long-term investment portfolio $0.1 billion of state housing agency obligations (classified as held-to-maturity) and $0.3 billion of U.S. Treasury Notes (classified as available-for-sale), respectively.
Subject to applicable regulatory limits and the constraints imposed by the Finance Agency's guidance regarding core mission achievement, the Bank may add additional non-MBS securities to its long-term investment portfolio if attractive opportunities to do so are available.
During the years ended December 31, 2018, 2017 and 2016, proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $390 million, $527 million and $579 million, respectively. Proceeds from maturities and paydowns of available-for-sale securities totaled $305 million, $991 million and $65 million during the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, the Bank sold approximately $99 million, $163 million and $158 million (par value), respectively, of GSE residential MBS (LIBOR-indexed floating rate collateralized mortgage obligations with embedded caps) classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $1.7 million, $4.0 million and $0.9 million, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in GSE CMBS. During 2017 and 2016, the Bank also sold approximately $260 million and $2.3 billion (par value), respectively, of GSE debentures, all of which had been classified as available-for-sale. In addition, in 2017 the Bank sold $123 million (par value) of GSE CMBS and, in 2016, it sold $0.3 billion of U.S. Treasury Notes, all of which had been classified as available-for-sale. The aggregate net gains recognized on these sales totaled $1.4 million and $5.1 million, respectively. The GSE debentures that were sold were replaced with longer-dated, higher-yielding GSE debentures.
As of December 31, 2018, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation, were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. Further, the Bank's holdings of state housing agency debentures were rated triple-A by Moody's and S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table on page 42.
The Bank evaluates outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. At December 31, 2018, the gross unrealized losses on the Bank’s held-to-maturity and available-for-sale investment securities were $3.9 million and $38.1 million, respectively. As of that date,

$1.8 million (or 45 percent) of the unrealized losses associated with its held-to-maturity securities portfolio were related to the Bank's holdings of non-agency (i.e., private-label) RMBS. For a summary of the Bank's OTTI evaluation, see the audited financial statements included in this report (specifically, Notes 4 and 5 beginning on pages F-20 and F-22, respectively).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2018 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2018. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$1,368	$1,368	$1,368	$1,320	$48
Single-A	1	4,442	4,442	4,442	4,334	108
Triple-B	3	9,812	9,812	9,812	9,594	218
Single-B	4	14,186	14,046	12,315	13,396	657
Triple-C	12	53,668	46,541	37,605	49,431	746
Not Rated	1	85	85	85	80	5
Total	22	$83,561	$76,294	$65,627	$78,155	$1,782
At December 31, 2018, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $9 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $75 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2017, the Bank’s non-agency RMBS portfolio was comprised of 4 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $12 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $91 million. One of the Bank's non-agency RMBS was paid in full during the year ended December 31, 2018.

The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2018 by classification by the originator at the time of issuance and collateral type; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.
NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

						Weighted Average Collateral Delinquency (1)(2)	Credit Enhancement Statistics
Classification	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses		Current Weighted Average (1)(3)	Original Weighted Average (1)	Minimum Current (4)
Prime collateral(5)	19	$67	$62	$63	$2	14.00%	28.69%	39.78%	—%
Alt-A collateral(5)	3	17	14	15	—	14.47%	11.63%	30.72%	—%
Total non-agency RMBS	22	$84	$76	$78	$2	14.09%	25.23%	37.93%	—%

Fixed-rate collateral	3	$9	$8	$8	$—	10.01%	0.13%	7.84%	—%
Option ARM collateral	19	75	68	70	2	14.59%	28.30%	41.62%	4.95%
Total non-agency RMBS	22	$84	$76	$78	$2	14.09%	25.23%	37.93%	—%
____________________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned.

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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of the end of each calendar quarter in 2018 under a base case (or best estimate) scenario. The procedures used in these analyses, together with the results thereof, are summarized in Note 5 to the Bank’s audited financial statements included in this report.
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through December 31, 2018, the Bank has amortized $0.8 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on the 15 securities have totaled $2.1 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $4.6 million. Based on the cash flow analyses performed as of December 31, 2018, the Bank currently expects to recover in future periods an additional $6.7 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through December 31, 2018.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2018 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning October 1, 2018 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. As of December 31, 2018, none of the Bank's non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($1.3 billion par value at December 31, 2018) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2018, one-month LIBOR was 2.50 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.73 percent. The largest concentration of embedded effective caps ($1.1 billion) was between 6.00 percent and 6.50 percent. As of December 31, 2018, one-month LIBOR rates were approximately 345 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held $1.0 billion of interest rate caps with remaining maturities ranging from 2 to 32 months as of December 31, 2018 and strike rates of 6.50 percent. If three-month LIBOR rises above 6.50 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of such agreements. These payments would be based upon the notional amounts of those agreements and the difference between 6.50 percent and three-month LIBOR.
The following table provides a summary of the notional amounts and expiration periods of the Bank’s portfolio of stand-alone CMO-related interest rate cap agreements as of December 31, 2018.
SUMMARY OF CMO-RELATED INTEREST RATE CAP AGREEMENTS
(dollars in millions)

Expiration	Notional Amount
First quarter 2019	$250
Third quarter 2021 (1)	750
$1,000

(1) The notional balance of this cap declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively.
Mortgage Loans Held For Portfolio
As of December 31, 2018 and 2017, mortgage loans held for portfolio (net of allowance for credit losses) were $2.2 billion and $0.9 billion, respectively, representing approximately 3.0 percent and 1.3 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its PFIs. During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. During the years ended December 31, 2018, 2017 and 2016, the Bank acquired mortgage loans totaling $1.409 billion ($1.386 billion unpaid principal balance), $783 million ($762 million unpaid principal balance) and $83 million ($81 million unpaid principal balance), respectively. All of the mortgage loans acquired in 2018, 2017 and 2016 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. Approximately $2.110 billion (98.7 percent) of the $2.138 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at December 31, 2018 were acquired since 2016.
As more fully discussed in Item 1. Business, the Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming a limited first loss obligation defined as the FLA, and the PFIs assuming credit losses in excess of the FLA, up to the amount of the required CE Obligation specified in the master agreement (“Second Loss Credit Enhancement”).
Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for an SMI policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2018 did not include SMI. PFIs are paid a CE fee by the Bank as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable). CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. During the years ended December 31, 2018, 2017 and 2016, mortgage loan interest income was reduced by CE fees totaling $1,306,000, $345,000 and $28,000, respectively. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2018, 2017 and 2016, performance-based CE fees that were foregone and not paid to the Bank’s PFIs totaled $8,000, $10,000 and $14,000, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, increased from $141,000 at December 31, 2016 to $271,000 at December 31, 2017 and $493,000 at December 31, 2018, reflecting the increase in the size of its mortgage loan portfolio.
If a PFI fails to comply with any of the requirements of the PFI agreement, MPF guides, applicable law or the terms of mortgage documents, it may be required to repurchase the MPF loans that are impacted by such failure. During the years ended December 31, 2018, 2017 and 2016, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $2.0 million, $0.4 million and $0.5 million, respectively.
Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets.
Consolidated Obligations and Deposits
During the year ended December 31, 2018, the Bank’s outstanding consolidated obligations (at par value) increased by $3.9 billion; consolidated obligation discount notes increased by $3.3 billion and consolidated obligation bonds increased by $0.6 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2018 and 2017.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2018		December 31, 2017
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate	$10,030	31.2%	$15,295	48.5%
Fixed-rate
Non-callable	10,558	32.9	9,934	31.5
Callable	5,049	15.7	2,747	8.7
Step-up
Callable	6,127	19.1	3,379	10.7
Non-callable	75	0.2	—	—
Callable step-down	275	0.9	175	0.6
Total par value	$32,114	100.0%	$31,530	100.0%
Variable-rate bonds have variable-rate coupons that generally reset based on either one-month or three-month LIBOR; these bonds may contain caps that limit the increases in the variable-rate coupons. Fixed-rate bonds have coupons that are fixed over the life of the bond. Some fixed-rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and, if callable, contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2018 and 2017 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by the Bank or the other FHLBanks.

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
During the years ended December 31, 2018, 2017 and 2016, the Bank issued $19.4 billion, $24.9 billion and $28.0 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations and to support some of the growth in the Bank's balance sheet. During the year ended December 31, 2018, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 51 percent variable-rate bonds, 30 percent swapped fixed-rate callable bonds, including step-up bonds, and 19 percent fixed-rate non-callable bonds (most of which were swapped). During the years ended December 31, 2017 and 2016, the Bank's consolidated obligation bond issuance consisted of 70 percent and 55 percent, respectively, of variable-rate bonds; 18 percent and 19 percent, respectively, of fixed-rate non-callable bonds (most of which were swapped) and 12 percent and 26 percent, respectively, of swapped fixed-rate callable bonds, including step-up bonds.
At December 31, 2018 and 2017, discount notes comprised approximately 53 percent and 51 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2018, the Bank issued approximately $143 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes, as well as to fund a portion of the growth in the Bank's advances and investments.
The primary benchmark the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the size of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2018, 2017 and 2016, the weighted average LIBOR cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 22 basis points, LIBOR minus 22 basis points and LIBOR minus 21 basis points, respectively.
During 2016, 2017 and 2018, the cost of the Bank's consolidated obligation discount notes increased commensurate with the increase in short-term interest rates.
Demand and term deposits were $964 million and $844 million at December 31, 2018 and 2017, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.6 billion and $2.3 billion at December 31, 2018 and 2017, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) was $2.5 billion and $2.1 billion, respectively.
At December 31, 2018, the Bank’s five largest shareholders held $667 million of capital stock, which represented 26.0 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2018.

FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2018
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Texas Capital Bank, N.A.	$166,900	6.5%
Comerica Bank	162,800	6.4
American General Life Insurance Company	139,050	5.4
NexBank, SSB	102,888	4.0
Iberiabank	95,213	3.7
	$666,851	26.0%
As of December 31, 2018, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
As described in Item 1. Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances, except for advances that were funded in late 2015 under the special reduced stock advances offering discussed below. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. There were no changes to the investment requirements during the years ended December 31, 2018, 2017 or 2016.
The Bank has two sub-classes of Class B Stock. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement. Daily, subject to the limitations in the Capital Plan, the Bank converts shares of one sub-class of Class B Stock to the other sub-class of Class B Stock under the following circumstances: (i) shares of Class B-2 Stock held by a shareholder in excess of its activity-based investment requirement are converted into Class B-1 Stock, if necessary, to meet that shareholder’s membership investment requirement and (ii) shares of Class B-1 Stock held by a shareholder in excess of the amount required to meet its membership investment requirement are converted into Class B-2 Stock as needed in order to satisfy that shareholder’s activity-based investment requirement. All excess stock is held as Class B-1 Stock at all times.
The Bank’s Board of Directors may declare dividends at the same rate for all shares of Class B Stock, or at different rates for Class B-1 Stock and Class B-2 Stock, provided that in no event can the dividend rate on Class B-2 Stock be lower than the dividend rate on Class B-1 Stock. Dividend payments may be made in the form of cash, additional shares of either, or both, sub-classes of Class B Stock, or a combination thereof as determined by the Bank’s Board of Directors. For additional information, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The permissible range for the advances-based component of the activity-based investment requirement is currently a range of 2.0 percent to 5.0 percent of members’ advances outstanding. The Bank’s Board of Directors may establish one or more separate advances investment requirement percentages (each an "advance type specific percentage") within this range to be applied to a specific category of advances in lieu of the generally applicable advances-related investment requirement percentage in effect at the time. Such category of advances may be defined as a particular advances product offering, advances with particular maturities or other features, advances that represent an increase in member borrowing, or such other criteria as the Bank’s Board of Directors may determine. Any advance type specific percentage may be established for an indefinite period of time, or for a specific time period, at the discretion of the Bank’s Board of Directors. Any changes to either the membership or activity-based investment requirements require at least 30 days advance notice to the Bank’s members.
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply during that period. At December 31, 2018, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $1.1 billion.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during 2018,

2017 and 2016, surplus stock was defined as the amount of stock held by a member in excess of 125 percent of the member’s minimum investment requirement. For those repurchases, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2018, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $5.5 million.
At December 31, 2018, excess stock held by the Bank’s members and former members totaled $576 million, which represented 0.8 percent of the Bank’s total assets as of that date.
The following table sets forth the repurchases of excess stock that have occurred under the quarterly repurchase program since January 1, 2016.

EXCESS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Surplus Stock Repurchased from Member Shareholders	Amount of Excess Stock Repurchased from Non-Member Shareholders
February 25, 2016	1,037,073	$103,707	$—
June 27, 2016	609,986	60,999	—
September 27, 2016	477,834	47,783	—
December 27, 2016	1,001,588	100,158	—
March 28, 2017	1,481,795	148,180	—
June 27, 2017	757,285	75,728	—
September 26, 2017	1,042,787	104,279	—
December 26, 2017	951,353	95,135	—
March 27, 2018	2,390,220	233,659	5,363
June 26, 2018	993,071	99,285	22
September 24, 2018	2,237,809	223,761	20
December 26, 2018	2,076,547	207,559	96
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
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2018, 2017 and 2016, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2018 and 2017 was $7.0 million and $5.9 million, respectively. For the years ended December 31, 2018 and 2017, average mandatorily redeemable capital stock was $4.1 million and $8.9 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).
The following table presents capital stock outstanding, by type of institution, as of December 31, 2018 and 2017.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial banks	$1,661	65%	$1,608	69%
Insurance companies	333	13	179	8
Credit unions	309	12	332	14
Savings institutions	251	10	198	9
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,555	100	2,318	100
Mandatorily redeemable capital stock	7	—	6	—
Total regulatory capital stock	$2,562	100%	$2,324	100%
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
At times, the Bank enters into fixed rate advances that provide members with the right to increase the principal amount of the advance on a specified future date at the original interest rate for the remaining term of the advance, provided the member has satisfied all of the customary requirements for that advance. The Bank hedges these commitments through the use of interest rate swaptions. At December 31, 2018, there were no outstanding advance commitments hedged with interest rate swaptions. At December 31, 2017 and 2016, the Bank was a party to interest rate swaptions with aggregate notional balances of $2.0 million and $3.0 million, respectively. These swaptions were designated as fair value hedges of the optional commitments associated with existing advances.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2018, 2017 and 2016, the Bank’s notional balance of interest rate exchange agreements was $49.1 billion, $38.2 billion and $35.5 billion, respectively, while its total assets were $72.8 billion, $68.5 billion and $58.2 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2018, 2017 and 2016.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2018
Advances	$6,565	$606	$—	$2	$7,173
Investments	—	15,982	—	2,716	18,698
Mortgage loans held for portfolio	—	—	—	348	348
Consolidated obligation bonds	—	19,824	—	—	19,824
Consolidated obligation discount notes	—	—	865	—	865
Intermediary positions	—	—	—	1,769	1,769
Other	—	—	—	425	425
Total notional balance	$6,565	$36,412	$865	$5,260	$49,102
December 31, 2017
Advances	$4,338	$720	$—	$8	$5,066
Investments	—	14,282	—	1,203	15,485
Mortgage loans held for portfolio	—	—	—	20	20
Consolidated obligation bonds	—	14,374	—	—	14,374
Consolidated obligation discount notes	—	—	505	—	505
Intermediary positions	—	—	—	2,419	2,419
Other	—	—	—	324	324
Total notional balance	$4,338	$29,376	$505	$3,974	$38,193
December 31, 2016
Advances	$3,835	$1,170	$—	$—	$5,005
Investments	—	13,107	—	1,203	14,310
Consolidated obligation bonds	—	12,776	—	—	12,776
Consolidated obligation discount notes	—	—	425	1,276	1,701
Balance sheet	—	—	—	1,000	1,000
Intermediary positions	—	—	—	422	422
Other	—	—	—	327	327
Total notional balance	$3,835	$27,053	$425	$4,228	$35,541

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2018 and 2017.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2018	2017
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$3,891	$3,694
		Economic	2	8

Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	3,276	1,355

Pay fixed, receive floating interest rate swap combined with purchased swaption	Converts the advance’s fixed rate to a variable- rate index and offsets an optional commitment embedded in the advance that allows the member to increase the amount of the advance.	Fair Value	4	8
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	15,982	14,282
		Economic	1,716	3

Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable-rate investment securities.	Economic	1,000	1,200
Mortgage Loans
Pay fixed, receive floating interest rate swap, or receive fixed, pay floating interest rate swap	To hedge risks to the Bank's earnings associated with the mortgage loan portfolio.	Economic	151	—
Pay or receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with the mortgage loan portfolio.	Economic	185	—
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	8,044	7,413
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	11,780	6,962
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling three-month discount notes to fixed cash flows.	Cash Flow	865	505
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	1,228	2,338
Interest rate caps and floors	To provide interest rate caps (floors) to members and to offset these interest rate caps (floors) by executing interest rate caps (floors) with the Bank's derivative counterparties.	Economic	541	80
Other
Pay floating, receive fixed interest rate swap	To hedge risks to the Bank's earnings that are not directly linked to specific assets, liabilities or forecasted transactions	Economic	425	325
Total derivatives used to hedge risk			49,090	38,173
Mortgage delivery commitments			12	20

Total notional amount of derivatives			$49,102	$38,193

The following table presents the earnings impact of derivatives and hedging activities, and the changes in fair value of any hedged items recorded at fair value during the years ended December 31, 2018, 2017 and 2016.
NET EARNINGS IMPACT OF DERIVATIVES AND HEDGING ACTIVITIES
(in millions)

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Intermediary Transactions	Balance Sheet and Other	Total
Year ended December 31, 2018
Amortization/accretion of hedging activities in net interest income (1)	$(2)	$41	$(2)	$—	$—	$—	$37
Net interest settlements included in net interest income (2)	17	(18)	(37)	1	—	—	(37)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	6	(4)	—	—	—	2
Net losses on economic hedges	—	(1)	—	—	—	—	(1)
Net interest settlements on economic hedges	—	—	—	—	—	(1)	(1)
Price alignment amount	—	—	—	—	—	(10)	(10)
Total net gains (losses) on derivatives and hedging activities	—	5	(4)	—	—	(11)	(10)
Net impact of derivatives and hedging activities	$15	$28	$(43)	$1	$—	$(11)	$(10)
Year ended December 31, 2017
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$62	$(4)	$—	$—	$—	$57
Net interest settlements included in net interest income (2)	(34)	(166)	44	(2)	—	—	(158)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	—	(5)	2	—	—	—	(3)
Net gains (losses) on economic hedges	—	(1)	—	—	4	3	6
Net interest settlements on economic hedges	—	—	—	—	—	1	1
Price alignment amount	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	(6)	2	—	4	5	5
Net impact of derivatives and hedging activities	$(35)	$(110)	$42	$(2)	$4	$5	$(96)
Year ended December 31, 2016
Amortization/accretion of hedging activities in net interest income (1)	$(1)	$73	$(7)	$—	$—	$—	$65
Net interest settlements included in net interest income (2)	(65)	(218)	62	(4)	—	—	(225)
Net gain (loss) on derivatives and hedging activities
Net gains (losses) on fair value hedges	1	13	(2)	—	—	—	12
Net gains (losses) on economic hedges	—	(3)	(2)	1	—	(19)	(23)
Net interest settlements on economic hedges	—	—	—	—	—	2	2
Total net gains (losses) on derivatives and hedging activities	1	10	(4)	1	—	(17)	(9)
Net impact of derivatives and hedging activities	(65)	(135)	51	(3)	—	(17)	(169)
Net gain on hedged financial instruments classified as trading	—	2	—	—	—	—	2
	$(65)	$(133)	$51	$(3)	$—	$(17)	$(167)
____________________________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into on and after June 10, 2013 are required to be cleared through a third-party central clearinghouse. As of December 31, 2018, the Bank had cleared trades outstanding with notional amounts totaling $30 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure amounts ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2018, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $18 billion.
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
As of December 31, 2018, cash collateral totaling $164 million had been delivered by the Bank to its non-member bilateral derivative counterparties and the Bank held $9 million of cash collateral received from its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged $713 million (fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of December 31, 2018, the Bank had paid $49 million in variation margin to settle its cleared derivatives with one clearinghouse and the Bank had received $340 million in variation margin to settle its cleared derivatives with its other clearinghouse counterparty.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2018.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	1	$75.0	$0.5	$(0.5)	$—	$—
Triple-B	1	1,395.9	9.4	(8.8)	—	0.6
Cleared derivatives (3)	—	10,568.6	—	—	34.9	34.9
Liability positions with credit exposure
Double-A	1	210.0	(0.6)	0.7	—	0.1
Single-A (4)	10	7,350.3	(75.5)	79.5	—	4.0
Triple-B	3	5,473.0	(67.6)	69.4	—	1.8
Cleared derivatives (5)	—	19,572.5	(37.4)	—	677.6	640.2
Total derivative positions with non-member counterparties to which the Bank had credit exposure	16	44,645.3	(171.2)	140.3	712.5	681.6

Liability positions without credit exposure (4)	4	3,560.2	(15.6)	14.6	—	—
Total non-member counterparties	20	48,205.5	(186.8)	$154.9	$712.5	$681.6

Member institutions
Interest rate exchange agreements (6)
Asset positions	5	59.3	3.3
Liability positions	4	825.4	(7.6)
Mortgage delivery commitments	—	11.7	0.1
Total member institutions	9	896.4	(4.2)
Total	29	$49,101.9	$(191.0)
____________________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of December 31, 2018.

(2)	Includes amounts that had not settled as of December 31, 2018.

(3)	This clearinghouse counterparty is rated double-A.

(4)
The figures for the liability positions without credit exposure included transactions with a counterparty that is affiliated with a non-member shareholder. Transactions with that counterparty had a notional principal of $856.6 million. In addition, the figures for liability positions with credit exposure to counterparties rated single-A included transactions with another counterparty that is affiliated with the same non-member shareholder and a counterparty that is affiliated with a member institution. Transactions with those counterparties had an aggregate notional principal of $944.6 million.

(5)	This clearinghouse counterparty is rated single-A.

(6)	This product offering and the collateral provisions associated therewith are discussed in the paragraph below.
The Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties discussed above. When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions consists of collateral that is eligible to secure advances and other obligations under the member’s Advances and Security Agreement with the Bank (for a description of eligible collateral, see Item 1. Business — Products and Services – Advances).
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including initial margin requirements imposed by regulators. For additional discussion, see Item 1. Business - Legislative and Regulatory Developments.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 100 percent and 102 percent at December 31, 2018 and 2017, respectively. For additional discussion, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Results of Operations
Net Income
Net income for 2018, 2017 and 2016 was $198.8 million, $150.3 million and $79.4 million, respectively. The Bank’s net income for 2018 represented a return on average capital stock (“ROCS”) of 7.86 percent. In comparison, the Bank’s ROCS was 7.04 percent in 2017 and 4.44 percent in 2016. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2018, 2017 and 2016, the Bank’s AHP assessments totaled $22.1 million, $16.7 million and $8.8 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2018, 2017 and 2016, the Bank’s income before assessments was $220.9 million, $167.0 million and $88.3 million, respectively. The $53.9 million increase in income before assessments for 2018 as compared to 2017 was attributable to a $73.0 million increase in net interest income after provision for loan losses and a $1.4 million decrease in other expenses offset by a $20.5 million decrease in other income. The $78.7 million increase in income before assessments for 2017 as compared to 2016 was attributable to a $72.4 million increase in net interest income after provision for loan losses and a $14.7 million increase in other income, offset by an $8.4 million increase in other expenses. The components of income before assessments (net interest income after provision for loan losses, other income and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision for Loan Losses
In 2018, 2017 and 2016, the Bank’s net interest income after provision for loan losses was $310.5 million, $237.4 million and $165.0 million, respectively, and its net interest margin was 45 basis points, 39 basis points and 31 basis points, respectively. The increase in net interest income after provision for loan losses from 2017 to 2018 was due primarily to an increase in the average balances of the Bank's interest-earning assets from $60.7 billion in 2017 to $67.8 billion in 2018. The increase in net interest income after provision for loan losses from 2016 to 2017 was due to both an increase in the average balances of the Bank's interest-earning assets from $53.6 billion in 2016 to $60.7 billion in 2017 and an increase in its net interest spread from 28 basis points in 2016 to 33 basis points in 2017.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2018, 2017 and 2016.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$1,036	$22	2.18%	$220	$2	0.97%	$817	$3	0.38%
Securities purchased under agreements to resell	3,383	68	2.01%	639	8	1.17%	1,567	6	0.40%
Federal funds sold (c)	4,968	89	1.79%	7,923	83	1.04%	5,716	24	0.41%
Investments
Trading	874	19	2.23%	114	2	2.03%	164	3	1.78%
Available-for-sale (d)	14,841	418	2.82%	14,057	239	1.70%	12,424	135	1.09%
Held-to-maturity (d)	1,754	45	2.56%	2,240	37	1.62%	2,879	30	1.04%
Advances (e)	39,560	832	2.10%	35,109	423	1.21%	29,959	217	0.72%
Mortgage loans held for portfolio	1,420	54	3.77%	406	15	3.70%	69	4	5.08%
Total earning assets	67,836	1,547	2.28%	60,708	809	1.33%	53,595	422	0.79%
Cash and due from banks	40			38			44
Other assets	194			215			157
Derivatives netting adjustment (b)	(220)			(266)			(828)
Fair value adjustment on available-for-sale securities (d)	237			128			(49)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(12)			(15)			(19)
Total assets	$68,075	1,547	2.27%	$60,808	809	1.33%	$52,900	422	0.80%
Liabilities and Capital
Interest-bearing deposits (b) (f)	$862	15	1.75%	$1,070	9	0.89%	$875	3	0.28%
Consolidated obligations
Bonds	32,682	660	2.02%	30,127	328	1.09%	21,247	144	0.68%
Discount notes	30,278	561	1.85%	26,132	234	0.89%	27,965	110	0.40%
Mandatorily redeemable capital stock and other borrowings	9	—	1.94%	22	—	0.96%	18	—	0.19%
Total interest-bearing liabilities	63,831	1,236	1.94%	57,351	571	1.00%	50,105	257	0.51%
Other liabilities	654			558			1,109
Derivatives netting adjustment (b)	(220)			(266)			(828)
Total liabilities	64,265	1,236	1.92%	57,643	571	0.99%	50,386	257	0.51%
Total capital	3,810			3,165			2,514
Total liabilities and capital	$68,075		1.82%	$60,808		0.94%	$52,900		0.49%
Net interest income		$311			$238			$165
Net interest margin			0.45%			0.39%			0.31%
Net interest spread			0.34%			0.33%			0.28%
Impact of non-interest bearing funds			0.11%			0.06%			0.03%

____________________________________

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2018, 2017 and 2016 in the table above include $202 million, $220 million and $817 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2018, 2017 and 2016 in the table above include $18 million, $46 million and $10 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.

(f)
Average balances of deposits for the years ended December 31, 2018, 2017 and 2016 include time deposits of $110 million, $267 million and $104 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2018, 2017 and 2016, interest was paid on time deposits at average rates of 1.88 percent, 0.88 percent and 0.31 percent, respectively.

Net interest margin, or net interest income as a percent of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Due to increasing short-term interest rates in 2018 and 2017, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased to 11 basis points in 2018 as compared to 6 basis points in 2017 and 3 basis points in 2016. The Bank’s net interest spread was 34 basis points in 2018, 33 basis points in 2017 and 28 basis points in 2016. The increase in the Bank's net interest spread from 2016 to 2017 was due primarily to an improvement in the Bank's debt funding costs and the addition of higher-yielding long-term investments throughout 2016 and 2017.
Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2018 and 2017 and between 2017 and 2016. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2018 vs. 2017 Increase (Decrease) Due To			2017 vs. 2016 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$15	$5	$20	$(3)	$2	$(1)
Securities purchased under agreements to resell	51	9	60	(5)	7	2
Federal funds sold	(39)	45	6	9	50	59
Investments
Trading	17	—	17	(2)	1	(1)
Available-for-sale	14	165	179	20	84	104
Held-to-maturity	(10)	18	8	(8)	15	7
Advances	59	350	409	42	164	206
Mortgage loans held for portfolio	39	—	39	12	(1)	11
Total interest income	146	592	738	65	322	387
Interest expense
Interest-bearing deposits	(2)	8	6	1	5	6
Consolidated obligations
Bonds	30	302	332	75	109	184
Discount notes	42	285	327	(8)	132	124
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	70	595	665	68	246	314
Changes in net interest income	$76	$(3)	$73	$(3)	$76	$73

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2018, 2017 and 2016.

OTHER INCOME (LOSS)
(in thousands)

	2018	2017	2016
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$170	$—	$—
Economic hedge derivatives related to consolidated obligation discount notes	—	(503)	252
Interest rate basis swaps	—	385	(142)
Member/offsetting swaps	339	405	196
Economic hedge derivatives related to advances	47	(2)	(27)
Economic hedge derivatives related to trading securities	(366)	—	(296)
Economic hedge derivatives related to available-for-sale securities	(4)	(15)	(19)
Economic hedge derivatives related to mortgage loans held for portfolio	(133)	(37)	—
Other stand-alone economic hedge derivatives	(1,442)	1,302	1,958
Total net interest income (expense) associated with economic hedge derivatives	(1,389)	1,535	1,922
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(17)	(10)	27
Available-for-sale securities	50	(1,264)	23
Trading securities	(330)	—	(2,067)
Mortgage loans held for portfolio	173	143	—
Consolidated obligation bonds	(171)	26	(1,905)
Consolidated obligation discount notes	—	317	652
Interest rate basis swaps	—	186	75
Other stand-alone economic hedge derivatives	(2,326)	968	(19,681)
Interest rate swaptions related to mortgage loans held for portfolio	(239)	—	—
Mortgage delivery commitments	1,912	2,329	691
Interest rate caps related to held-to-maturity securities	1	(255)	(478)
Member/offsetting swaps, caps and floors	150	3,364	203
Total fair value gains (losses) related to economic hedge derivatives	(797)	5,804	(22,460)
Price alignment amount on daily settled derivative contracts	(9,892)	765	—
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	(12)	235	507
Available-for-sale securities and associated hedges	6,482	(5,758)	13,284
Consolidated obligation bonds and associated hedges	(4,648)	2,087	(2,079)
Total fair value hedge ineffectiveness	1,822	(3,436)	11,712
Total net gains (losses) on derivatives and hedging activities	(10,256)	4,668	(8,826)
Net gains (losses) on trading securities	(1,149)	1,822	2,186
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	—	(20)
Net losses on other assets carried at fair value	(746)	—	—
Realized gains on sales of held-to-maturity securities	1,671	3,983	940
Net realized gains on sales of available-for-sale securities	—	1,399	5,104
Service fees	2,252	2,262	2,295
Letter of credit fees	9,268	7,701	5,784
Other, net	921	648	361
Total other	12,217	17,815	16,650
Total other income	$1,961	$22,483	$7,824

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $1.8 million, $(3.4) million and $11.7 million in 2018, 2017 and 2016, respectively. A significant portion of the decrease in fair value hedge ineffectiveness from 2016 to 2017 related to the Bank's available-for-sale securities portfolio and was due primarily to lower variability in long-term interest rates during 2017 as compared to 2016. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(0.1) million, $(1.2) million and $(1.9) million in 2018, 2017 and 2016, respectively.
The addition of higher yielding, longer duration fixed-rate GSE CMBS and GSE debentures to the Bank’s available-for-sale securities portfolio since 2014 (all of which have been hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) has generally increased the Bank's exposure to periodic earnings variability in the form of fair value hedge ineffectiveness. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (the overnight index swap or "OIS" curve) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions since February 2016 in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the years ended December 31, 2018, 2017 and 2016, the gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $(2.3) million, $1.0 million and $(19.7) million, respectively.
From time to time, the Bank has entered into interest rate basis swaps to reduce its exposure to changing spreads between one-month and three-month LIBOR. Under these agreements, the Bank generally either receives three-month LIBOR and pays one-month LIBOR or receives one-month LIBOR and pays three-month LIBOR. The Bank accounts for interest rate basis swaps as stand-alone derivatives and, as such, the fair value changes associated with these instruments can be a source of volatility in the Bank’s earnings, particularly when one-month and/or three-month LIBOR, or the spreads between these two indices, are or are projected to be volatile. The fair values of one-month LIBOR to three-month LIBOR basis swaps generally fluctuate based on the timing of the interest rate reset dates, the relationship between one-month LIBOR and three-month LIBOR at the time of measurement, the projected relationship between one-month LIBOR and three-month LIBOR for the remaining term of the interest rate basis swap, the projected overnight index swap rates over the remaining term of the interest rate basis swap and the relationship between the current coupons for the interest rate swap and the prevailing LIBOR rates at the valuation date. During the year ended December 31, 2016, the Bank entered into two interest rate basis swaps with an aggregate notional amount of $2.0 billion. Later that same year, the Bank terminated one of the interest rate basis swaps with a notional amount of $1.0 billion. Proceeds from this termination totaled $0.3 million, which reflected the cumulative life-to-date gains (excluding net interest settlements) realized on the transaction. The other basis swap expired in May 2017. The Bank was not a party to any interest rate basis swaps during the year ended December 31, 2018.
As discussed previously in the section entitled “Financial Condition – Long-Term Investments,” to hedge a portion of the risk associated with a significant increase in short-term interest rates, the Bank held two interest rate cap agreements having a total notional amount of $1.0 billion as of December 31, 2018. The premiums paid for these caps totaled $3.1 million. The Bank did not terminate any interest rate caps during the years ended December 31, 2018, 2017 or 2016. The fair values of interest rate cap agreements are dependent upon the level of interest rates, volatilities and remaining term to maturity. In general (assuming constant volatilities and no erosion in value attributable to the passage of time), interest rate caps will increase in value as market interest rates rise and will diminish in value as market interest rates decline. The value of interest rate caps will increase as volatilities increase and will decline as volatilities decrease. Absent changes in volatilities or interest rates, the value of interest rate caps will decline with the passage of time. As stand-alone derivatives, the changes in the fair values of the Bank’s interest rate cap agreements are recorded in earnings with no offsetting changes in the fair values of the hedged CMO LIBOR floaters with embedded caps and therefore can also be a source of volatility in the Bank’s earnings. At December 31, 2018, the carrying values of the Bank’s stand-alone interest rate cap agreements totaled $6,000.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating interest rate swaps. As stand-alone derivatives, the changes in the fair values of the Bank’s discount note swaps are recorded in earnings with no offsetting changes in the fair values of the hedged items (i.e., the consolidated obligation discount notes) and therefore can also be a source of volatility in the Bank’s earnings. At December 31, 2018, the Bank did not have any outstanding discount note swaps that were used for this purpose.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $0.2 million, $3.4 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in the amount of this change for the year ended December 31, 2017 as compared to the years ended December 31, 2018 and 2016 was due primarily to a higher notional amount of intermediary swaps during 2017 as compared to 2018 and 2016.
Price Alignment Amount

Effective January 3, 2017, one of the Bank's two clearinghouse counterparties made certain amendments to its rulebook that changed the legal characterization of variation margin payments on cleared derivatives to settlements on the contracts. Effective January 16, 2018, the Bank's other clearinghouse counterparty made similar amendments to its rulebook. Prior to the dates upon which these amendments became effective, the variation margin payments were in each case considered collateral pledged to secure outstanding credit exposure on the derivative contracts. The Bank receives or pays a price alignment amount on the cumulative variation margin payments associated with these contracts. The price alignment amount approximates the amount of interest the Bank would have received or paid had the variation margin payments continued to be characterized as collateral.
Other
During the years ended December 31, 2018, 2017 and 2016, the Bank sold approximately $99 million, $163 million and $158 million (par values), respectively, of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $1.7 million, $4.0 million and $0.9 million, respectively. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. During the years ended December 31, 2017 and 2016, the Bank sold approximately $260 million and $2.3 billion (par values), respectively, of GSE debentures classified as available-for-sale. In addition, in 2017 the Bank sold $123 million (par value) of GSE CMBS and, in 2016, it sold $0.3 billion of U.S. Treasury Notes, all of which had been classified as available-for-sale. The aggregate net gains recognized on these sales totaled $1.4 million and $5.1 million, respectively. There were no sales of available-for-sale securities during the year ended December 31, 2018.
In 2015, the Bank acquired two fixed rate U.S. Treasury Notes with par values of $104.8 million and $100.0 million, respectively. Each of these securities was classified as trading. Prior to its sale in June 2016, the $100.0 million (par value) U.S. Treasury Note generated gains of $2.3 million during that year. While held by the Bank, the $100.0 million (par value) U.S. Treasury Note was economically hedged with a fixed-for-floating interest rate swap; during 2016, this swap, which was terminated concurrent with the sale of the U.S. Treasury Note, produced losses of $2.1 million. Due to fluctuations in long-term interest rates, the unrealized gains (losses) on the $104.8 million (par value) U.S. Treasury Note were $(1.3) million, $0.4 million and $(0.9) million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, during the year ended December 31, 2018, the Bank acquired U.S Treasury Bills with an aggregate par value of $1.35 billion and U.S. Treasury Notes with an aggregate par value of $1.70 billion, all of which were purchased for the Bank's short-term liquidity portfolio and classified as trading securities. All of the U.S. Treasury Notes had short remaining terms to maturity. All of the U.S. Treasury Bills were sold during 2018. The net gain on trading securities that were acquired in 2018 was $0.2 million.
For the years ended December 31, 2018, 2017 and 2016, letter of credit fees totaled $9.3 million, $7.7 million and $5.8 million, respectively. At December 31, 2018, 2017 and 2016, outstanding letters of credit totaled $18.5 billion, $16.2 billion and $11.2 billion, respectively.

Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $91.6 million, $92.9 million and $84.6 million in 2018, 2017 and 2016, respectively.
Compensation and benefits totaled $48.4 million for 2018, compared to $50.7 million for 2017 and $50.8 million for 2016. The $2.3 million decrease in compensation and benefits for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was due largely to a decrease in the amounts due to participants in the Bank's deferred compensation plans due to losses in the value of the investments funded by the deferral amounts. The offsetting loss on the decrease in the market value of the investments is included in other income. The slight decrease in compensation and benefits expense from 2016 to 2017 resulted from offsetting increases and decreases in these expenses, none of which were individually significant. The Bank's average headcount was 200 employees in 2018, as compared to 208 employees in 2017 and 214 employees in 2016. At December 31, 2018, the Bank employed 197 people, a decrease of 8 employees from December 31, 2017 when it employed 205 people. At December 31, 2016 and 2015, the Bank employed 218 people and 207 people, respectively.
Other operating expenses for the years ended December 31, 2018, 2017 and 2016 were $32.0 million, $25.7 million and $25.0 million, respectively. The $6.3 million increase in other operating expenses from 2017 to 2018 resulted primarily from increased usage of independent contractors to support various information technology initiatives in the Bank, as well as higher legal fees, professional fees and software expenses. The $0.7 million increase in other operating expenses from 2016 to 2017 resulted primarily from an increase in software expenses.
Discretionary grants and donations were $2.0 million, $8.1 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The higher level of discretionary grants and donations in 2017 was due largely to $6.5 million of grants and donations that were made in 2017 to support recovery efforts in the areas impacted by Hurricane Harvey. In early September 2017, the Bank announced that it would make $6.7 million in funds available for special disaster relief grants for members’ employees and small businesses affected by the hurricane, as well as community-based organizations that were involved in recovery efforts. At the same time, the Bank also announced that it would provide $0.8 million in donations to a number of organizations to assist with disaster relief efforts. All but approximately $1.0 million of these funds were disbursed in 2017. The remainder was disbursed in 2018.
Derivative clearing fees for the years ended December 31, 2018, 2017 and 2016 were $1.2 million, $1.2 million and $1.1 million, respectively.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $4.0 million, $3.7 million and $3.0 million in 2018, 2017 and 2016, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $3.9 million, $3.5 million and $2.9 million, respectively.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements and, beginning in mid-2018, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. From time to time, the Bank may also invest in short-term commercial paper and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2018, the Bank’s short-term liquidity portfolio was comprised of $6.2 billion of overnight reverse repurchase agreements, $2.5 billion of overnight interest-bearing deposits, $1.7 billion of overnight federal funds sold and $1.7 billion of U.S. Treasury Notes that were acquired with short remaining terms to maturity.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2018, 2017 or 2016.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of December 31, 2018, the Bank’s estimated operational liquidity requirement was $8.3 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $17.8 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of December 31, 2018, the Bank’s estimated contingent liquidity requirement was $10.8 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $17.2 billion.
In addition to the liquidity measures described above, the Bank is required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumes that the Bank is unable to access the market for consolidated obligations during a prescribed period. The first standard requires the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing, prepaid or called advances. The second standard requires the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it is assumed that members renew all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements are more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with the 5-day and 15-day standards at all times during the years ended December 31, 2018, 2017 and 2016. Beginning on March 31, 2019, these two liquidity standards will be replaced by a single, more stringent requirement that was recently finalized by the Finance Agency. For a discussion of this new liquidity requirement, see Item 1. Business - Legislative and Regulatory Developments - Liquidity Guidance on page 17 of this report.
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
The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2018.
CONTRACTUAL OBLIGATIONS
(in millions)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$14,798.0	$9,037.5	$5,328.2	$2,950.2	$32,113.9
Mandatorily redeemable capital stock	0.2	—	6.7	—	6.9
Operating leases	0.4	0.6	0.5	1.7	3.2
Purchase obligations
Advances	124.2	—	—	—	124.2
Mortgage delivery commitments	11.7	—	—	—	11.7
Pension and post-retirement	4.6	0.2	0.1	—	4.9
Total contractual obligations	$14,939.1	$9,038.3	$5,335.5	$2,951.9	$32,264.8
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
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2018, excess stock held by the Bank’s members and former members totaled $576.2 million, of which $1.0 million was classified as mandatorily redeemable.
Further, the Bank is contingently liable on letters of credit and standby bond purchase agreements totaling $18.538 billion and $450 million, respectively. Letters of credit expire as follows: $16.992 billion in 2019, $1.368 billion in 2020-2021, $163 million in 2022-2023, with the remainder expiring in 2026. The standby bond purchase agreements expire in 2022-2023.

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
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2018, the Bank’s credit risk, market risk and operations risk capital requirements were $491 million, $401 million and $267 million, respectively. These requirements were $364 million, $276 million and $192 million, respectively, at December 31, 2017.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2018 or December 31, 2017. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the three years ended December 31, 2018, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2018 and 2017, see the audited financial statements included in this report (specifically, Note 14 beginning on page F-41).
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
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in AOCI until earnings are affected by the variability of the cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of a hypothetical derivative having terms that match identically the critical terms of the hedged forecasted transaction) is recognized in other income (loss) as “net gains (losses) on derivatives and hedging activities.” As of December 31, 2018 and 2017, the Bank had only $865 million and $505 million (notional), respectively, of derivatives that were designated as cash flow hedges.
As of December 31, 2018, the Bank’s derivatives portfolio included $6.6 billion (notional amount) that was accounted for using the shortcut method, $36.4 billion (notional amount) that was accounted for using the long-haul method, $0.9 billion (notional amount) that was designated in cash flow hedging relationships and $5.3 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2017, the Bank’s derivatives portfolio included $4.3 billion (notional amount) that was accounted for using the shortcut method, $29.4 billion (notional amount) that was accounted for using the long-haul method, $0.5 billion (notional amount) that was designated in cash flow hedging relationships and $4.0 billion (notional amount) that did not qualify for hedge accounting.

Estimation of Fair Values
The Bank’s derivatives, investments classified as available-for-sale and trading, and mutual fund investments included in other assets are presented in the statements of condition at fair value. Fair value is defined under U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. U.S. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
Level 1 Inputs — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. The fair values of the Bank’s mutual fund investments included in other assets as of December 31, 2018 and trading securities as of December 31, 2017 were determined using Level 1 inputs.
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
The Bank also estimates the fair values of certain assets on a nonrecurring basis in periods subsequent to their initial recognition (for example, impaired assets). During the year ended December 31, 2016, the Bank recorded total other-than-temporary impairment losses on one of its non-agency RMBS classified as held-to-maturity. The fair value of this security was estimated as described below. Based upon the lack of significant market activity for non-agency RMBS, the nonrecurring fair value measurement for this impaired security was classified as a Level 3 measurement in the fair value hierarchy.
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
Consistent with market practice, the Bank uses the OIS curve (rather than the LIBOR swap curve) to discount the cash flows on its interest rate exchange agreements for valuation purposes. Depending upon the spreads between LIBOR and OIS rates, the use of the OIS curve to value the Bank's interest rate exchange agreements and the LIBOR swap curve (plus or minus a constant spread) to derive the benchmark fair values of the Bank's hedged items can result in increased fair value hedge ineffectiveness on long-haul hedging relationships. In addition, while not likely, this valuation methodology has the potential to lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material.

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
The Bank’s pricing model is subject to an external validation every three years. In those years when an external validation is not performed, the pricing model is subject to a limited scope review. The Bank periodically reviews and refines, as appropriate, its assumptions and valuation methodologies to reflect market indications as closely as possible. The Bank believes it has the appropriate personnel, technology, and policies and procedures in place to enable it to value its financial instruments in a reasonable and consistent manner.
The Bank’s fair value measurement methodologies for its financial instruments that are measured at fair value on the statement of condition are more fully described in the audited financial statements accompanying this report (specifically, Note 16 beginning on page F-49).
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
As of December 31, 2018, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $95.5 million and $21.5 million, respectively. At that date, the carrying values of these investment securities totaled $8.6 billion and $2.0 billion, respectively.

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

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2018, 2017 and 2016:
Investments
(in thousands)

	Carrying Value at December 31,
	2018	2017	2016
Trading securities
U.S. Treasury Notes	$1,818,178	$102,148	$101,495
Mutual fund investments related to employee benefit plans	—	12,082	10,143
Total trading securities	1,818,178	114,230	111,638
Available-for-sale securities
U.S. government-guaranteed debentures	452,996	479,038	495,898
GSE debentures	5,686,833	6,002,672	6,525,525
Other debentures	170,828	174,895	319,993
GSE commercial MBS	9,514,498	7,745,793	5,834,517
Total available-for-sale securities	15,825,155	14,402,398	13,175,933
Held-to-maturity securities
U.S. government-guaranteed debentures	7,604	10,774	15,973
State housing agency obligations	135,000	160,000	110,000
Mortgage-backed securities
U.S. government-guaranteed residential MBS	475	1,909	2,578
GSE residential MBS	1,253,573	1,655,625	2,211,159
Non-agency residential MBS	65,627	80,964	98,073
GSE commercial MBS	—	35,265	61,812
Total held-to-maturity mortgage-backed securities	1,319,675	1,773,763	2,373,622
Total held-to-maturity securities	1,462,279	1,944,537	2,499,595
Total securities	19,105,612	16,461,165	15,787,166
Interest-bearing deposits	2,500,317	299	255
Securities purchased under agreements to resell	6,215,000	6,700,000	3,100,000
Federal funds sold	1,731,000	7,780,000	6,242,000
Loan to other FHLBank	—	—	290,000
Total investments	$29,551,929	$30,941,464	$25,419,421

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2018. Maturities are based on the contractual maturities of the securities.

INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Trading securities
U.S. Treasury Notes	$1,717,130	$—	$101,048	$—	$1,818,178
Total trading securities	1,717,130	—	101,048	—	1,818,178
Available-for-sale securities
U.S. government-guaranteed debentures	10,953	151,524	290,519	—	452,996
GSE debentures	309,168	2,224,517	3,021,803	131,345	5,686,833
Other debentures	126,106	44,722	—	—	170,828
GSE commercial MBS	—	196,128	8,782,973	535,397	9,514,498
Total available-for-sale securities	446,227	2,616,891	12,095,295	666,742	15,825,155
Held-to-maturity securities
U.S. government-guaranteed debentures	—	3,497	4,107	—	7,604
State housing agency obligations	—	—	—	135,000	135,000
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	—	—	475	475
GSE residential MBS	—	853	417	1,252,303	1,253,573
Non-agency residential MBS	—	—	—	65,627	65,627
Total held-to-maturity securities	—	4,350	4,524	1,453,405	1,462,279
Total securities	2,163,357	2,621,241	12,200,867	2,120,147	19,105,612
Interest-bearing deposits	2,500,317	—	—	—	2,500,317
Securities purchased under agreements to resell	6,215,000	—	—	—	6,215,000
Federal funds sold	1,731,000	—	—	—	1,731,000
Total investments	$12,609,674	$2,621,241	$12,200,867	$2,120,147	$29,551,929
Weighted average yields
U.S. Treasury Notes	2.53%	—%	2.24%	—%	2.51%
Yield on trading securities	2.53	—	2.24	—	2.51
Available-for-sale securities
U.S. government-guaranteed debentures	2.05	2.10	2.59	—	2.41
GSE debentures	1.81	1.97	2.38	2.84	2.20
Other debentures	1.87	2.56	—	—	2.05
GSE commercial MBS	—	2.84	2.88	3.43	2.91
Yield on available-for-sale securities	1.83	2.05	2.75	3.31	2.63
Held-to-maturity securities
U.S. government-guaranteed debentures	—	0.47	0.76	—	0.63
State housing agency obligations	—	—	—	3.14	3.14
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	—	—	2.86	2.86
GSE residential MBS	—	4.08	3.03	2.93	2.93
Non-agency residential MBS	—	—	—	3.02	3.02
Yield on held-to-maturity securities	—	1.18	0.97	2.95	2.94
Yield on total securities	2.39%	2.05%	2.74%	3.07%	2.64%
Other available-for-sale debentures consisted of securities with a fair value of $170,828,000 at December 31, 2018 that were issued by the Private Export Funding Corporation. The U.S. government and GSEs were the only issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2018.

Mortgage Loan Portfolio Analysis
The Bank’s mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2018 were as follows:
COMPOSITION OF LOANS
(in thousands)

	Year ended December 31,
	2018	2017	2016	2015	2014
Real estate mortgages	$2,185,503	$877,852	$123,961	$55,117	$71,411
Nonaccrual real estate mortgages	$1,410	$689	$276	$387	$316
Real estate mortgages past due 90 days or more and still accruing interest(1)	$156	$98	$130	$202	$299
Interest contractually due during the year on nonaccrual loans	$63
Interest actually received during the year on nonaccrual loans	$24
____________________________________

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.
Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2018 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(in thousands)

	2018	2017	2016	2015	2014
Balance, beginning of year	$271	$141	$141	$143	$165
Provision for credit losses	222	130	—	—	—
Chargeoffs	—	—	—	(2)	(22)
Balance, end of year	$493	$271	$141	$141	$143
Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2018.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	56.7%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	16.4
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	19.4
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	5.4
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	2.1
100.0%
Deposits
Time deposits in denominations of $100,000 or more totaled $147.7 million at December 31, 2018. These deposits mature as follows: $120.7 million in three months or less, $15.0 million in over three months through six months and $12.0 million in over six months through 12 months.

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2018, 2017 and 2016 is provided in the following table.
SHORT-TERM BORROWINGS
(dollars in millions)

	December 31,
	2018	2017	2016
Consolidated obligation bonds
Outstanding at year end	$10,375	$12,480	$8,710
Weighted average rate at year end	2.28%	1.30%	0.58%
Daily average outstanding for the year	$12,418	$11,080	$5,911
Weighted average rate for the year	1.83%	0.88%	0.47%
Highest outstanding at any month end	$14,070	$13,480	$8,710
Consolidated obligation discount notes
Outstanding at year end	$35,732	$32,511	$26,942
Weighted average rate at year end	2.30%	1.17%	0.46%
Daily average outstanding for the year	$30,278	$26,132	$27,965
Weighted average rate for the year	1.85%	0.89%	0.40%
Highest outstanding at any month end	$39,322	$35,440	$32,222
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
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the period from December 2017 through December 2018.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2017 through December 2018. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2017	$3.566	$3.533	(0.93)%	$3.597	0.87%	$3.555	(0.31)%	$3.555	(0.31)%

January 2018	3.671	3.596	(2.04)%	3.736	1.77%	3.637	(0.93)%	3.689	0.49%
February 2018	3.811	3.755	(1.47)%	3.836	0.66%	3.788	(0.60)%	3.817	0.16%
March 2018	3.655	3.592	(1.72)%	3.654	(0.03)%	3.631	(0.66)%	3.653	(0.05)%

April 2018	3.788	3.706	(2.16)%	3.793	0.13%	3.753	(0.92)%	3.796	0.21%
May 2018	3.867	3.799	(1.76)%	3.856	(0.28)%	3.840	(0.70)%	3.866	(0.03)%
June 2018	3.972	3.923	(1.23)%	3.940	(0.81)%	3.955	(0.43)%	3.963	(0.23)%

July 2018	4.006	3.947	(1.47)%	3.978	(0.70)%	3.983	(0.57)%	4.003	(0.07)%
August 2018	4.023	3.950	(1.81)%	3.975	(1.19)%	3.995	(0.70)%	4.015	(0.20)%
September 2018	3.991	3.913	(1.95)%	3.933	(1.45)%	3.960	(0.78)%	3.982	(0.23)%

October 2018	3.925	3.873	(1.32)%	3.851	(1.89)%	3.907	(0.46)%	3.907	(0.46)%
November 2018	3.964	3.912	(1.31)%	3.857	(2.70)%	3.948	(0.40)%	3.931	(0.83)%
December 2018	3.781	3.802	0.56%	3.562	(5.79)%	3.810	0.77%	3.684	(2.57)%
____________________________________

(1)	In the up 100 and 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2017 through December 2018.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2017	0.25	(0.26)	(0.01)	0.01	0.49	0.75	(0.27)	0.71

January 2018	0.29	(0.26)	0.03	0.77	1.04	1.24	0.28	0.73
February 2018	0.27	(0.26)	0.01	0.43	0.75	0.97	(0.02)	0.61
March 2018	0.28	(0.28)	—	0.35	0.90	1.17	(0.35)	0.16

April 2018	0.31	(0.28)	0.03	0.64	1.11	1.38	(0.18)	0.22
May 2018	0.30	(0.29)	0.01	0.38	0.92	1.25	(0.34)	0.19
June 2018	0.28	(0.29)	(0.01)	0.18	0.64	0.93	(0.58)	(0.41)

July 2018	0.31	(0.31)	—	0.32	0.76	1.04	(0.47)	(0.43)
August 2018	0.30	(0.30)	—	0.34	0.97	1.24	(0.67)	(1.03)
September 2018	0.31	(0.30)	0.01	0.37	1.06	1.31	(0.80)	(1.35)

October 2018	0.31	(0.33)	(0.02)	0.06	0.73	0.99	(0.97)	(1.72)
November 2018	0.31	(0.34)	(0.03)	(0.16)	0.74	1.03	(1.41)	(2.07)
December 2018	0.24	(0.36)	(0.12)	(1.81)	(0.11)	0.39	(3.14)	(3.33)
____________________________________

(1)	In the up 100 and 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	In the down 100 and 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the year ended December 31, 2018.
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
As of December 31, 2018, the Bank also held approximately $1.3 billion (par value) of variable-rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 percent and 6.5 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank held as of December 31, 2018 a total of $1.0 billion (notional balance) of stand-alone interest rate caps with strike rates of 6.5 percent and maturities ranging from 2019 to 2021. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
At times when the majority of the Bank’s variable-rate debt is indexed to three-month LIBOR, the Bank’s portfolio of variable-rate CMOs and other assets indexed to one-month LIBOR can present risk to periodic changes in the spread between one-month and three-month LIBOR. When this risk is elevated, the Bank will typically use basis swaps to convert three-month repricing debt to one-month repricing frequency. As of December 31, 2018, the Bank did not have any interest rate basis swaps outstanding.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2018, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2018, 2017 and 2016, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-58.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2018 and 2017.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	Year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$293,643	$362,516	$430,950	$459,659	$1,546,768
Net interest income after provision for loan losses	68,093	76,005	80,937	85,431	310,466
Other income (loss)
Net gains (losses) on trading securities	(2,348)	(542)	(1,583)	3,324	(1,149)
Net gains (losses) on derivatives and hedging activities	1,823	(2,347)	(5,573)	(4,159)	(10,256)
Net gains (losses) on other assets carried at fair value	13	202	312	(1,273)	(746)
Realized gains on sales of held-to-maturity securities	—	—	1,065	606	1,671
Letter of credit fees, service fees and other, net	2,786	3,112	3,276	3,267	12,441
Other expense	23,991	22,169	22,798	22,597	91,555
AHP assessments	4,640	5,427	5,565	6,465	22,097
Net income	41,736	48,834	50,071	58,134	198,775

	Year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$148,191	$185,231	$230,853	$244,402	$808,677
Net interest income after provision for loan losses	52,746	61,514	62,492	60,686	237,438
Other income (loss)
Net gains (losses) on trading securities	879	1,169	296	(522)	1,822
Net gains (losses) on derivatives and hedging activities	4,827	802	345	(1,306)	4,668
Realized gains on sales of held-to-maturity securities	—	1,890	2,093	—	3,983
Net realized gains (losses) on sales of available-for-sale securities	670	1,167	—	(438)	1,399
Letter of credit fees, service fees and other, net	2,181	2,862	2,729	2,839	10,611
Other expense	22,260	20,774	23,491	26,399	92,924
AHP assessments	3,905	4,867	4,451	3,487	16,710
Net income	35,138	43,763	40,013	31,373	150,287

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2018 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 5, 2018, the Director of the Finance Agency designated that, for 2019, the Bank would have nine member directors and eight independent directors. With respect to the director elections that the Bank conducted during calendar year 2018, for terms beginning January 1, 2019, the order designated that one member director would be elected in Mississippi, one member director would be elected in New Mexico, and two independent directors would be elected.
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
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2019, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
2019 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 25, 2019):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
Joseph F. Quinlan, Jr., Chairman (Member)	71	2008	2020	(a)(b)(c)(d)(e)(f)(g)
Robert M. Rigby, Vice Chairman (Member)	72	2010	2019	(a)(b)(c)(d)(e)(f)(g)
Cheryl D. Alston (Independent)	52	2017	2020	(a)(d)
Dianne W. Bolen (Independent)	70	2012	2022	(e)(f)(g)
Patricia P. Brister (Independent)	72	2008	2019	(c)(e)(f)(g)
Tim H. Carter (Member)	64	2013	2020	(b)(d)
Mary E. Ceverha (Independent)	74	2004	2022	(a)(b)(c)
Albert C. Christman (Member)	67	2014	2021	(a)(d)(g)
James D. Goudge (Member)	65	2014	2021	(a)(e)
W. Wesley Hoskins (Member)	67	2013	2020	(d)(e)
Michael C. Hutsell (Member)	68	2014	2021	(b)(f)
G. Granger MacDonald (Independent)	64	2017	2021	(c)(e)(f)
A. Fred Miller, Jr. (Member)	69	2015	2022	(a)(c)(f)
Sally I. Nelson (Independent)	65	2014	2021	(b)(d)
John P. Salazar (Independent)	76	2010	2019	(d)(e)(g)
Margo S. Scholin (Independent)	68	2007	2019	(b)(d)(g)
Ron G. Wiser (Member)	62	2010	2022	(a)(b)(g)
_______________________________________

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

(c)	Member of Compensation and Human Resources Committee

(d)	Member of Strategic Planning, Operations and Technology Committee

(e)	Member of Government and External Affairs Committee

(f)	Member of Affordable Housing and Economic Development Committee

(g)	Member of Executive and Governance Committee
Joseph F. Quinlan, Jr. is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2015. Mr. Quinlan serves as Chairman of First National Bankers Bank (a member of the Bank) and as Chairman of its privately held holding company, First National Bankers Bankshares, Inc. (Baton Rouge, Louisiana), and has served in such capacities since 1984. In addition, from 1984 through 2017, Mr. Quinlan served as President and Chief Executive Officer and in 2018 he served as Chief Executive Officer of First National Bankers Bankshares, Inc. From 2000 through March 2011, Mr. Quinlan also served as Chairman of the Mississippi National Bankers Bank, a former member of the Bank, and from 2003 through March 2011 he served as Chairman of the First National Bankers Bank, Alabama. Further, Mr. Quinlan served as a director of the Arkansas Bankers Bank, a former member of the Bank, from December 2008 through March 2011 and as its Chairman from

February 2009 through March 2011. Mississippi National Bankers Bank, First National Bankers Bank, Alabama, and Arkansas Bankers Bank were merged into First National Bankers Bank on March 31, 2011. In addition, Mr. Quinlan serves as Chairman of FNBB Services Corp. LLC, FNBB Capital Markets LLC, FNBB Insurance Agency LLC and FNBB Holdings LLC and has served in those capacities since 1998, 2003, 2010 and 2016, respectively. He currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. Mr. Quinlan also serves as Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Robert M. Rigby is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2015. Mr. Rigby serves as Regional President, Executive Vice President for Legend Bank (a member of the Bank) and has served in that capacity since December 1, 2017. Located in Fort Worth, Texas, he has responsibility for Tarrant County and surrounding areas. Since June 2018, Mr. Rigby has also served as an advisory director for Legend Bank. From August 2008 through November 30, 2017, he served as an advisory director and Market President for Liberty Bank in North Richland Hills, Texas (a member of the Bank). From 1998 to August 2008, Mr. Rigby served as a director, President and Chief Executive Officer of Liberty Bank. Prior to joining Liberty Bank, Mr. Rigby served as a director and Executive Vice President of First National Bank of Weatherford from 1980 to 1998. He previously served as an advisory director for the Texas Tech University School of Banking and is a former vice chairman of the North Richland Hills Economic Development Advisory Committee. He previously served on the BankPac Committee of the American Bankers Association ("ABA") and he is a past chairman of the Texas Bankers Association. Further, Mr. Rigby previously served on the Weatherford College Board of Trustees, the board of directors of the Birdville ISD Education Foundation and as an advisory director for the North Texas Special Needs Assistance Partners. He is also a past chairman of the Northeast Tarrant Chamber of Commerce. Mr. Rigby currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. He also serves as Vice Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Cheryl D. Alston serves as Executive Director and Chief Investment Officer of the Employees' Retirement Fund of the City of Dallas ("ERF"), a $3.2 billion pension plan for the city's civilian employees. Ms. Alston has served in that capacity since October 2004 and is responsible for strategy development, finance, operations and investments. Prior to joining ERF, Ms. Alston served as Vice President (from October 2002 to April 2004) and Assistant Vice President (from February 1998 to October 2002) of the Retirement & Investment Services Division of Cigna Corporation. From 1988 to 1998, she served in various financial and management roles for Chase Global Securities. In 2011, Ms. Alston was appointed by President Barack Obama to the Pension Benefit Guaranty Corporation ("PBGC") Advisory Committee. In 2013, she was reappointed to serve a second term on the PBGC Advisory Committee, which term ended in 2016. Ms. Alston currently serves on the board of directors of CHRISTUS Health, a faith-based international health care system. In addition, she serves on the boards of directors of Blue Cross Blue Shield of Kansas City, TIDES, and the Texas Women's Foundation and is a member of both the Dallas Assembly and the International Women's Forum Dallas. On February 26, 2018, Ms. Alston was elected to serve on the board of directors of Torchmark Corporation ("Torchmark"), a publicly traded financial services holding company specializing in life and supplemental health insurance. Torchmark's primary subsidiaries are American Income Life Insurance Company, Liberty National Life Insurance Company, Globe Life And Accident Insurance Company, United American Insurance Company, and Family Heritage Life Insurance Company of America.
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
Based in Fort Worth, Texas, Tim H. Carter serves as a director and Development Officer for Southside Bank (a member of the Bank headquartered in Tyler, Texas) and has served in that capacity since September 30, 2017 when he stepped down from his role as President, North Texas Region for Southside Bank, a position he had held since December 17, 2014. On December 17, 2014, Mr. Carter's then current employer, Fort Worth-based OmniAmerican Bank (then a member of the Bank) was merged with and into Southside Bank, a wholly-owned subsidiary of Southside Bancshares, Inc., Southside Bank's publicly traded holding company. Upon the closing of the merger, Mr. Carter became an officer of Southside Bank. From June 2007 until December 17, 2014, Mr. Carter served as a director, President and Chief Executive Officer of OmniAmerican Bank and its publicly traded holding company, OmniAmerican Bancorp, Inc. Immediately prior to the OmniAmerican Bank/Southside Bank merger, OmniAmerican Bancorp, Inc. was acquired by Southside Bancshares, Inc. He also serves as an advisory director for Southside Bank and has served in that capacity since December 17, 2014. Mr. Carter currently serves as chairman of the board of directors of Texas Wesleyan University. He also serves on the boards of directors of Safe City Commission and Lena Pope. Mr. Carter is a past board member of the TCU Business School International Board of Visitors, the Van Cliburn Foundation, the Fort Worth Club (for which he served as president), the Hill School (for which he served as chairman), and North Texas LEAD (for which he also served as chairman). Mr. Carter is a past president and chief executive officer of the United Way of Metropolitan Tarrant County and a former president of the Harris Methodist Health Foundation. He currently serves as Vice Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
Mary E. Ceverha, a civic volunteer who resides in Dallas, Texas, has served as a director of the Bank since 2004. Ms. Ceverha is also a current director and past president (from 2001 to 2003) of Trinity Commons Foundation, Inc. Founded by Ms. Ceverha in 2001, this not-for-profit organization coordinated fundraising and other activities relating to the construction of the Trinity River Project, a public works redevelopment project in Dallas, Texas. Having completed the objectives for which it was established, Trinity Commons Foundation, Inc. is in the process of winding down its affairs. Previously, Ms. Ceverha served on the steering committee of the President’s Research Council for the University of Texas Southwestern Medical Center, which raises funds for medical research, and as a member of the Greater Dallas Planning Council. Ms. Ceverha is also a former board member and president of Friends of Fair Park, a non-profit citizens group dedicated to the preservation of Fair Park, a national historic landmark in Dallas, Texas, and she is a former Commissioner of the Dallas Housing Authority. From 1995 to 2004, she served on the Texas State Board of Health. Ms. Ceverha currently serves as Vice Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors. She previously served as Vice Chairman of the Bank’s Board of Directors from December 2005 to December 2014 and as Acting Vice Chairman of the Bank's Board of Directors from January 2005 to December 2005.
Albert C. Christman serves as Chairman and Chief Executive Officer of Guaranty Bank & Trust Company of Delhi (a member of the Bank located in Delhi, Louisiana) and as Chairman and Chief Executive Officer of its privately held holding company, Delhi Bancshares, Inc. He has served as Chairman of Guaranty Bank & Trust Company of Delhi since November 2016 and as Chief Executive Officer since 1986. From 1986 to November 2016, Mr. Christman also served as a director and President of Guaranty Bank & Trust Company of Delhi. He has served as Chairman of Delhi Bancshares, Inc. since January 2017 and as its Chief Executive Officer since 1986. From 1986 to January 2017, Mr. Christman also served as a director and President of Delhi Bancshares, Inc. Since 1987, Mr. Christman has also served on the boards of directors of First National Bankers Bank, a member of the Bank, and its privately held holding company, First National Bankers Bankshares, Inc. He is the founder of Delhi Charter School and Community Financial Insurance Center, LLC. Mr. Christman has served as Chairman of both organizations since their inception in 2001 and 2004, respectively. In addition, he serves as a director of Pecan Haven Addiction Center, LLC. Further, Mr. Christman serves as Chairman and Chief Executive Officer of Southern Fidelity Agency, Inc., a privately held insurance agency he founded in 1998. He is a past chairman of the Louisiana Bankers Association. Mr. Christman currently serves as Chairman of the Risk Management Committee of the Bank's Board of Directors.
James D. Goudge serves as Chairman of Broadway National Bank in San Antonio, Texas. He joined Broadway National Bank (a member of the Bank) in 1989 and has served as Chairman since 2001. From 2001 to 2016, Mr. Goudge also served as Chief Executive Officer of Broadway National Bank. From 1998 to 2001, Mr. Goudge served as President and Chief Executive Officer. From 1989 to 1998, he served as Executive Vice President in charge of Broadway National Bank's Lending Division. Since 2001, Mr. Goudge has also served as Chairman and Chief Executive Officer of Broadway Bancshares, Inc., Broadway National Bank's privately held holding company. Mr. Goudge currently serves on the ABA's Membership Committee and he previously served on its Government Relations Committee. He is also a past chairman of the Texas Bankers Association. Mr. Goudge currently serves as Vice Chairman of the Risk Management Committee of the Bank's Board of Directors.
W. Wesley Hoskins serves as Chairman, President and Chief Executive Officer of First Community Bank (a member of the Bank located in Corpus Christi, Texas). Mr. Hoskins has served as Chairman since 2001, as President and Chief Executive Officer since 1997 and as a director since 1993. Since 1999, he has also served as Chairman of Coastal Bend Bancshares, Inc., First Community Bank's privately held holding company. In addition, Mr. Hoskins has served as a director and President of

WBH Inc., a privately held real estate holding company in Premont, Texas since August 1996 and as President of LTF Holdings, Inc., a privately held real estate holding company in Corpus Christi, Texas since September 2010. He is a current member and past chairman of the Texas Bankers Association. Further, Mr. Hoskins presently serves as chairman of the ABA's BankPac Committee and as chairman of the Corpus Christi Chamber of Commerce. He currently serves as Vice Chairman of the Government and External Affairs Committee of the Bank's Board of Directors.
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

G. Granger MacDonald serves as Chairman and Chief Executive Officer of MacDonald Property Management, LLC and MacDonald Companies, Inc., each of which is a privately held company based in Kerrville, Texas. He has served as Chairman and Chief Executive Officer of MacDonald Property Management LLC, a multifamily property management company, since its formation in January 2015 and as Chairman and Chief Executive Officer of MacDonald Companies, Inc. since January 2019 when MacDonald and Associates, Inc. and G.G. MacDonald, Inc. were merged to form MacDonald Companies, Inc. Mr. MacDonald served as Chairman and Chief Executive Officer of MacDonald and Associates, Inc., a developer of both affordable and market rate rental apartment projects, since its formation in 1998 and he served as Chairman and Chief Executive Officer of G.G. MacDonald, Inc., a multifamily construction company, since its formation in 1990. The services previously offered by MacDonald and Associates, Inc. and G.G. MacDonald, Inc. are now offered by MacDonald Companies, Inc. Mr. MacDonald is a past chairman of the board of the National Association of Home Builders, a past president of the Texas Association of Builders, and a past president and founding member of the Texas Affiliation of Affordable Housing Providers.
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
Audit Committee Financial Expert
The Bank’s Board of Directors has determined that Mr. Wiser qualifies as an “audit committee financial expert” as defined by SEC rules. The Bank is required by SEC rules to disclose whether Mr. Wiser is “independent” and, in making that determination, is required to apply the independence standards of a national securities exchange or an inter-dealer quotation system. For this purpose, the Bank has elected to use the independence standards of the New York Stock Exchange. Under those standards, the Bank’s Board of Directors has determined that presumptively its member directors, including Mr. Wiser, are not independent. However, Mr. Wiser is independent under applicable Finance Agency regulations and under Rule 10A-3 of the Exchange Act related to the independence of audit committee members. For more information regarding director independence, see Item 13. Certain Relationships and Related Transactions, and Director Independence.
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

Ms. Alston was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2017. Ms. Alston brings to the Board extensive experience in the areas of investment management, finance and corporate governance. Since 2004, she has served as the Executive Director and Chief Investment Officer of the Employees' Retirement Fund of the City of Dallas, where she provides leadership for the fund's staff in implementing the programs necessary to achieve the mission, goals and objectives established by the fund's board of trustees. Altogether, Ms. Alston brings to the Board over 29 years of experience in the financial services industry. From 2011 to 2016, Ms. Alston served on the Advisory Committee for the PBGC. Currently, she serves on the boards of directors of CHRISTUS Health and Blue Cross Blue Shield of Kansas City.
Ms. Bolen was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2019. She has served on the Bank’s Board of Directors since November 5, 2012. Ms. Bolen brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and finance. From 1997 until December 31, 2014, she served as the Executive Director of the Mississippi Home Corporation. From 1990 to 1992, she served as Finance Director and from 1992 to 1997, she served as Deputy Executive Director. From 1998 through 1999 and from 2007 through 2009, Ms. Bolen served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Ms. Bolen previously served on the board of directors of the NCSHA and, until December 31, 2014, she co-chaired the NCSHA's Municipal Disclosure Task Force.
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
Ms. Ceverha was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2019. She has served on the Bank’s Board of Directors since January 1, 2004 and was Vice Chairman of the Bank’s Board of Directors from December 2005 to December 2014 and Acting Vice Chairman of the Bank's Board of Directors from January 2005 to December 2005. Ms. Ceverha brings to the Board extensive experience in housing, government relations, corporate governance and policy-making. She has held leadership roles in numerous local government agencies and not-for-profits, including serving as vice chairman of the Texas State Board of Health, as a commissioner of the Dallas Housing Authority, and as the founder and past president of an organization that was established for the purpose of coordinating fundraising and other activities relating to the construction of the Trinity River Project in Dallas, Texas. She also provides extensive knowledge of the Texas legislative process to the Board.
Mr. MacDonald was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2018. He has served on the Bank’s Board of Directors since June 27, 2017, when he was elected by the Bank's Board of Directors to fufill the unexpired term of an independent director. Mr. MacDonald brings to the Board extensive knowledge of affordable housing and government relations. He leads two companies that specialize in the construction and management of multifamily housing. Mr. MacDonald is a past chairman of the board of the National Association of Home Builders, a past president of the Texas Association of Builders, and a past president and founding member of the Texas Affiliation of Affordable Housing Providers.
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
Mr. Salazar was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2016. He has served on the Bank's Board of Directors since January 1, 2010. As an attorney with Rodey, Dickason, Sloan, Akin and Robb, P.A. for over 50 years, he brings extensive legal experience to the Board. Mr. Salazar specializes in real estate related matters, including land use and development law, and has represented single-family residential and multifamily housing developers and builders. Currently, he serves as a member of the Advisory Council of the Inter-American Foundation. Mr. Salazar is also a member of the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. He has previously served in leadership positions on the boards of these and other non-profit organizations that promote economic development, housing availability and/or housing finance.

Ms. Scholin was elected by the Bank’s members at-large to serve a three-year term that commenced on January 1, 2017. She has served on the Bank’s Board of Directors since April 10, 2007. As a lawyer with Baker Botts L.L.P. for over 25 years, she brings a wealth of legal experience to the Board. Prior to her retirement in December 2010, Ms. Scholin specialized in general corporate, corporate finance and securities law (including securities law reporting) and she has extensive knowledge of regulatory issues. In addition, Ms. Scholin brings to the Board expertise in corporate governance and compliance matters.
Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 25, 2019). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	50	President and Chief Executive Officer	2014
Brehan Chapman	42	Executive Vice President and Chief Administrative Officer	2009
Sandra Damholt	66	Senior Vice President and General Counsel	2010
Kelly Davis	51	Senior Vice President and Chief Risk Officer	2015
Paul Joiner	66	Executive Vice President and Chief Strategy Officer	1986
Tom Lewis	56	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	52	Executive Vice President and Group Head, Members and Markets	2014
Gustavo Molina	46	Senior Vice President and Chief Banking Operations Officer	2009
Jibo Pan	46	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	45	Senior Vice President and Chief Information Officer	2015
Michael Zheng	49	Senior Vice President and Chief Credit Officer	2015
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
Paul Joiner serves as Executive Vice President and Chief Strategy Officer of the Bank. He has served as Chief Strategy Officer since May 2014. Mr. Joiner also served in this capacity from June 2007 to September 2013 and from February 2005 to June 2006. From September 2013 to May 2014, he served as Interim President and Chief Executive Officer of the Bank. From April to June 2015, he also served as Interim Chief Risk Officer. As Chief Strategy Officer, Mr. Joiner has responsibility for corporate planning and research. In January 2017, his responsibilities were expanded to include oversight of the Bank's mortgage loan acquisition program. Concurrent with this change, responsibility for the Bank's income forecasting was transferred from Mr. Joiner to Ms. Davis. From June 2006 to June 2007, Mr. Joiner served as Chief Risk Officer of the Bank. In this role, he had responsibility for the Bank’s risk management functions and income forecasting. Mr. Joiner joined the Bank in August 1983 and served in various marketing, planning and financial positions prior to his appointment as Director of Research and Planning in September 1999, a position he held until his appointment as Chief Strategy Officer in February 2005. Mr. Joiner served as a Vice President of the Bank from 1986 to 1993 and as a Senior Vice President from 1993 to 2015. He was promoted to Executive Vice President in January 2016. By letter dated February 19, 2019, Mr. Joiner notified the Bank that he intends to retire from the Bank on or about December 31, 2019.
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
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable us to achieve our short- and long-term strategic business objectives. Historically, we have attempted to accomplish this goal as it relates to our executive officers through a mix of base salary, short- and long-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 109.
For 2018, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer who joined us on May 12, 2014; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Group Head, Members and Markets, who joined us on August 11, 2014; Jibo Pan, our Executive Vice President and Head of Capital Markets, who joined us on August 11, 2014; and Paul Joiner, our Executive Vice President and Chief Strategy Officer. Messrs. Lewis and Joiner have been employed by us since 2003 and 1983, respectively.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation opportunities that are consistent with each executive’s responsibilities and individual performance and with our overall business results. For 2018, the Committee and Board of Directors defined the competitive market for our executives as: (1) the other Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”); (2) commercial banks with $20 billion or more in assets (including, to the extent data is available, the Federal Reserve Banks but excluding global investment banks); and (3) public proxy peers with assets between $10 billion and $20 billion. In addition to the other FHLBanks, we believe that the other institutions included in our peer group present a breadth and level of complexity of operations that are generally comparable to our own.
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
The President and Chief Executive Officer annually reviews the performance and has responsibility for making recommendations to the Committee regarding the compensation of our other executive officers. The Committee is responsible for reviewing and approving or disapproving the recommendations that are made by the President and Chief Executive Officer. The performance reviews for all of our executive officers are generally conducted in the latter part of each year and salary adjustments, if any, are typically made on January 1 of the following year.
The President and Chief Executive Officer can recommend to the Committee additional base salary adjustments at any time during the year if warranted based on market data, job performance and/or other factors, such as a change in job responsibilities. In the absence of a promotion or a change in an officer’s job responsibilities, base salary adjustments on any date other than January 1 are rare.

The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program or VPP. The VPP provides all regular, full-time employees, including our named executive officers in years prior to 2017, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the VPP for the next year and the performance goals that will be applicable for that year under the Corporate plan (including the addendums for our Capital Markets and Member Sales Departments) and the plan for our Internal Audit Department. The VPP plan goals for our Internal Audit Department are approved by our Audit Committee before Internal Audit's VPP plan is considered by the Committee. Through 2016, all of our named executive officers participated in the Corporate plan and their participation in such plan was unaffected by the addendum thereto.
The Board of Directors also had responsibility for approving our long-term incentive compensation plans, which we refer to as our LTIPs. The LTIPs provided our executive officers (at the time their participation was approved by our Board of Directors) and a limited number of other employees who had from time to time been designated by our Board of Directors with the opportunity to earn long-term incentive awards over successive three-year performance periods that commenced annually. The Committee was responsible for recommending annually to the Board of Directors the approval of the LTIP for the next three-year plan cycle and the performance goals applicable to that plan’s three-year performance period. On December 3, 2015, the Board of Directors, acting upon a recommendation from the Committee, approved what ultimately became our final LTIP (the 2016 LTIP), subject to the Finance Agency's review. On January 21, 2016, the Finance Agency informed us that it did not object to the 2016 LTIP. The 2016 LTIP, which covered the period from January 1, 2016 through December 31, 2018, is discussed more fully in the "Long-Term Incentive Compensation" section beginning on page 99.
Further, the Board of Directors is responsible for approving our new executive incentive plan known as the EIP, which applied initially for the 2017 plan year. As more fully described below in the section entitled "Elements of Executive Compensation," the EIP provides cash-based award opportunities to officers of the Bank who are voting members of our Executive Management Committee ("EMC"), which include, among other executive officers, each of our named executive officers. The EIP replaced the VPP for 2017 and succeeding years and it will replace the LTIPs beginning in 2019. The Committee is responsible for recommending annually to the Board of Directors the approval of the EIP for the next year and the performance goals that will be applicable for that year, which goals were (in the case of the 2017 and 2018 EIPs), are (in the case of the 2019 EIP) and are expected to be (in future years) substantially the same as the goals for the Corporate VPP.
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
In September 2017 (for compensation to be paid in 2018), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our executive officers. The competitive market pay study involved an analysis of total direct compensation for benchmark jobs at a total of 140 institutions, including the other FHLBanks; the value of retirement plans and other benefits were not considered as part of the study. To account for differences in the size and scope of the benchmark jobs included in the study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was judgmentally selected for each of those jobs to develop a market composite benchmark for each of the positions held by our named executive officers. In the case of the public proxy peers, the 25th percentile was used for all of the comparable positions at those institutions. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range.
Elements of Executive Compensation
We have historically relied upon a mix of base salary, short- and long-term incentive compensation, and benefits to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
For the executives' 2016 short- and long-term incentives (which were derived from the 2016 VPP and 2014 LTIP), the formula for computing their awards included a weighting factor of either 50 percent for the VPP and 50 percent for the LTIP or, as further described below, a higher weighting factor for the VPP and a lower weighting factor for the LTIP (which factors equaled 100 percent) based on an executive's tenure with us. By structuring the incentive calculations in this manner and maintaining the executives' maximum award percentage that existed prior to the introduction of our LTIP in 2010 (which had been used in both the VPP and LTIP calculations), we kept the executives' annual pre-2017 incentive opportunities substantially the same as they were in the years when we had only VPP award payouts (that is, for 2011 and prior years), with certain exceptions as described below. Subject to those exceptions, the maximum award percentages were 60 percent of base salary for our President and Chief Executive Officer and 43.75 percent of base salary for our other named executive officers. Prior to 2016, our executives were not eligible to participate in the LTIP until their first full year of employment with us and, because of this, their VPP was weighted 100 percent for each year until the third year of the first LTIP in which the executive was a participant.
On July 21, 2016, the Board of Directors, acting upon a recommendation from the Committee, expanded the eligibility for executive management participation in our LTIPs to include officers at the time they became a voting member of our EMC through hiring or promotion. On August 3, 2016, the Finance Agency informed us that it did not object to this new practice. As a result of this expanded eligibility, Messrs. Bhasin, Madhavan and Pan participated in our 2014 LTIP (which covered the period from January 1, 2014 through December 31, 2016) on a pro rata basis from the dates that each officer joined us in 2014. These changes were made in recognition of the contributions that each of these executives had made and was then making toward the accomplishment of our 2014 LTIP performance goals. Messrs. Lewis and Joiner were already participants in the 2014 LTIP.
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
The 2014 LTIP provided for additional incentive awards equal to either 10 percent or 15 percent of a participant's average base salary over the applicable three-year performance period if certain achievement levels were met. For Messrs. Bhasin, Madhavan and Pan, the additional incentives offered by the 2014 LTIP were prorated based upon the portion of the three-year performance period that each executive was employed by us.
In connection with the approval of the 2015 LTIP in December 2014, the Board of Directors increased the incentives that could be earned by our executives in 2017 and modified the formula (as described below) that would be used to compute awards under the 2015 LTIP and the 2017 VPP, which was subsequently replaced with the 2017 EIP, as discussed in the next paragraph. These changes applied only to the 2015 LTIP (and the total incentives that could be earned in 2017) and reflected the significant amount of effort that would be required to achieve the growth objectives for our advances, letters of credit and earnings that were set forth in the 2015 LTIP. Under the 2015 LTIP, our named executive officers were eligible to earn LTIP incentives of up to 150 percent of their average base salary during the period from January 1, 2015 through December 31, 2017 if the stretch objective was achieved for each of the 2015 LTIP's performance goals. The potential award payments could be 50 percent of salary (if the threshold objective was achieved for each of the performance goals) or 100 percent of salary (if the target objective was achieved for each of the performance goals).
In late 2016, the Finance Agency sought to have us eliminate our two-plan structure for our named executive officers in favor of one annual incentive compensation plan with a deferral component. In response to this request, we engaged McLagan to provide insight and analysis as we considered the framework for a new incentive compensation plan for our executive officers. On December 8, 2016, the Board of Directors, acting upon a recommendation from the Committee, approved our Omnibus Incentive Plan (the "2017 Executive Incentive Plan" or "2017 EIP"), subject to the review of the Finance Agency. On December 20, 2016, the Finance Agency informed us that it did not object to the 2017 EIP. The 2017 EIP was effective as of January 1, 2017. As more fully described in the "2019 Compensation Actions" section beginning on page 105, the 2017 EIP includes a transitional component (known as the Gap Year Award) that is designed to address a gap in our executive officers' annual incentive compensation opportunities in 2019 that would not otherwise exist if we had continued to offer both the VPP and the LTIP to our executive officers. The 2017 EIP also included a transitional component for 2017 that was designed to operate in conjunction with the 2015 LTIP. Given the achievement levels for the 2017 EIP and 2015 LTIP, this component (known as the Make-Whole Award) ultimately had no effect on the executives' 2017 incentive compensation.
Under the 2017 EIP, our President and Chief Executive Officer and other named executive officers were eligible to earn incentives in 2017 of up to 60 percent and 43.75 percent, respectively, of their base salaries in 2017 in addition to the incentives that could be earned under the 2015 LTIP. Unlike previous LTIPs (and our 2016 LTIP), a weighting factor was not applied to the 2015 LTIP nor was a weighting factor applied to the incentives that could be earned in 2017 under the 2017 EIP. However, under no circumstances could a participating executive officer earn more than 1.5 times his or her 2017 base salary when the 2017 EIP and 2015 LTIP incentive awards were combined for 2017. Based on the results for the 2017 EIP and the 2015 LTIP, each of our named executive officers earned 1.5 times his 2017 salary.

On December 7, 2017, the Board of Directors, acting upon a recommendation from the Committee, approved our 2018 EIP, subject to the review of the Finance Agency. On January 4, 2018, the Finance Agency informed us that it did not object to the 2018 EIP. The 2018 EIP was effective as of January 1, 2018. Like the 2017 EIP (and as more fully described in the "Short-Term Incentive Compensation" section beginning on page 96 and the "Grants of Plan-Based Awards" section beginning on page 110), the 2018 EIP provided for an annual award, 50 percent of which could be fully earned in 2018. The other 50 percent of our executives' 2018 incentive opportunity was derived from the 2016 LTIP.
The 2018 EIP, in combination with our 2016 LTIP, provided maximum incentive opportunities in 2018 of 95 percent of base salary for our President and Chief Executive Officer and 65 percent of base salary for our other named executive officers, which reflected increases from what would have been (inclusive of additional LTIP incentives) 75 percent of base salary and 58.75 percent of base salary, respectively, if not for the changes that were made by the Board of Directors in connection with the implementation of the new executive incentive plan structure. In 2018, the incentive factors for each goal with a target level of achievement were 75 percent and 50 percent of base salary for our President and Chief Executive Officer and other executives, respectively, which reflected increases from what would have been (inclusive of additional LTIP incentives) 58 percent and 45 percent of base salary, respectively, at an overall target level of achievement. The incentive factors for each 2018 goal with a threshold level of achievement were 50 percent and 30 percent of base salary for our President and Chief Executive Officer and other executives, respectively, which reflected increases from what would have been 36 percent and 26.25 percent of base salary, respectively, at an overall threshold level of achievement.
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
Base Salary
Base salary is one of the two key components of our compensation program (the other is the incentive opportunities that we offer to our executive officers). We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in the fourth quarter for all of our officers and at other times as circumstances warrant. For our executive officers, we target base salary compensation at or above the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, the position’s scope of duties and responsibilities within our organizational structure and hierarchy, and how these factors compare to other similar positions within our defined competitive market.
In setting Mr. Bhasin’s base salary for 2018, the Committee and Board of Directors took into consideration the results of a competitive market pay study which was conducted by McLagan in late 2017 (the “2017 Pay Study”). As we expected, the results of the 2017 Pay Study showed that Mr. Bhasin’s base salary and targeted incentive opportunities continued to lag the competitive range for his position, even when the higher incentives offered by the 2015 LTIP were taken into consideration. This finding was consistent with the results of similar studies that McLagan had conducted for us in December 2016 and October 2015 (the “2015 Pay Study”). While the Committee and Board of Directors had wanted to give Mr. Bhasin an above standard merit increase for 2016 (based on the information provided by the 2015 Pay Study, the consultant’s recommendation and his performance), Mr. Bhasin informed the Committee and Board of Directors in late 2015 that he preferred to receive a standard merit increase, wanting first to accomplish the more significant longer-term objectives that he had laid out for us upon his arrival in May 2014. The Committee and Board of Directors honored Mr. Bhasin’s request, giving him a standard 3 percent merit increase for 2016. Based on the significant progress we had made toward Mr. Bhasin’s objectives by late 2016 and his exceptional performance in leading us, the Committee and Board of Directors gave Mr. Bhasin an above standard merit increase of 10.4 percent for 2017, knowing at that time that additional adjustments would be necessary over time to bring his total direct compensation up to the competitive market range for his position. Based on the information provided by the 2017 Pay Study, Mr. Bhasin's individual performance (which continued to exceed expectations) and our exceptional business results in 2017, the Committee and Board of Directors gave Mr. Bhasin an above standard merit increase of 13.8 percent for 2018.

In setting the base salaries of our other named executive officers for 2018, the Committee took into consideration the results of the 2017 Pay Study, which showed that each of these executive’s total direct compensation was below the median market composite compensation for his position excluding the incrementally higher incentives that were available in 2017. Two of the positions were at or near the lower bound of the competitive market range, while one position was outside the competitive market range and the other position was within the competitive market range. Based on this information and Mr. Bhasin’s subjective assessments of various other factors, he recommended, and the Committee approved, above standard merit increases of 7.0 percent for Mr. Pan, 5.5 percent for Mr. Madhavan and 4.0 percent for Messrs. Lewis and Joiner.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 109.
Short-Term Incentive Compensation
The 2018 EIP provides cash-based award opportunities to all of our executive officers by means of an annual award ("Annual Award"). The Annual Award was based on the achievement of short-term performance goals for the period from January 1, 2018 through December 31, 2018 (the "2018 Performance Goals") and, for 50 percent of that award, the satisfaction of safety and soundness goals for the period from January 1, 2019 through December 31, 2021.
The 2018 Performance Goals that were used to calculate the Annual Award were established by the Board of Directors and fell into the following broad categories: (a) growth objectives (which included, among other objectives, an earnings initiative); (b) execution objectives; (c) diversity and inclusion initiatives; (d) learning initiatives; and (e) operational excellence, which was structured as one goal comprising 13 projects. Within each category other than operational excellence, there were multiple goals and each goal (including the operational excellence goal) was assigned a specific percentage weight. For 2018 Performance Goals comprising 72 percent of the executives’ 2018 Annual Award opportunity, each goal was assigned a threshold, target and stretch objective. For 2018 Performance Goals comprising 22.5 percent of the executives’ 2018 Annual Award opportunity, each goal was assigned only a target and stretch objective. The remaining 5.5 percent of the executives’ 2018 Annual Award opportunity was based upon performance goals for which achievement was assessed on a pass/fail basis.
For our President and Chief Executive Officer, the incentive factor for each 2018 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in the case of a pass/fail objective, the objective was not met), 50 percent (if results were equal to the threshold objective for those 2018 Performance Goals that had a threshold objective), 75 percent (if results were equal to the target objective) or 95 percent (if results were equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective was met). For our other named executive officers, the incentive factor for each 2018 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in the case of a pass/fail objective, the objective was not met), 30 percent (if results were equal to the threshold objective for those 2018 Performance Goals that had a threshold objective), 50 percent (if results were equal to the target objective) or 65 percent (if results were equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective was met).
Achievement levels between threshold and target and between target and stretch for each 2018 Performance Goal that had those achievement levels were interpolated in a manner as determined by the Committee. The results for each 2018 Performance Goal were multiplied by the assigned percentage weight to determine its contribution to the overall 2018 EIP short-term goal percentage for each of our named executive officers. For example, if the stretch objective was achieved for a goal with a percentage weight of 19.5 percent, then the contribution of that goal to the President and Chief Executive Officer’s overall short-term goal percentage was 18.525 percent (19.5 percent x 95 percent). For the other named executive officers, the contribution of that same goal to their overall short-term goal percentage was 12.675 percent (19.5 percent x 65 percent). The percentages derived from this calculation for each 2018 Performance Goal were added together to derive each executive’s overall short-term goal percentage for the 2018 EIP, which percentage was then multiplied by the executive’s 2018 base salary to determine his final Annual Award.
Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives for our short-term plans (historically, the VPP and, beginning in 2017, the EIP) such that the relative difficulty of achieving each level is consistent from year to year.
For 2018, the Board of Directors established 17 separate performance goals, each of which had a specific percentage weight ranging from 0.875 percent to 22.75 percent. As further set forth in the table below, the goals relating to our growth objectives, execution objectives, diversity and inclusion initiatives, learning initiatives and operational excellence comprised 65 percent, 7 percent, 5 percent, 5 percent and 18 percent, respectively, of our overall 2018 Performance Goals.
As more fully discussed in the section entitled “Grants of Plan-Based Awards” beginning on page 110, the Board of Directors could, among other things, adjust the 2018 Performance Goals to ensure the purposes of the 2018 EIP were served. In addition, the Board of Directors, in its discretion, could consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the

Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. No adjustments were made to the 2018 Performance Goals.
Our earnings initiative for purposes of the 2018 EIP (and, as discussed later, our 2016 LTIP) was based upon a measure of our net income that excluded (1) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains or losses associated with the sale of our previously hedged investment securities), (2) net prepayment fees on advances, (3) other-than-temporary impairment charges on our private-label mortgage-backed securities, if any (and any subsequent recoveries of those charges) and (4) interest expense on mandatorily redeemable capital stock. In addition, so as not to exclude the costs associated with our interest rate caps, we included proforma amortization of the premiums paid for such caps. Further, for similar reasons, we included the actual losses (i.e., principal shortfalls) incurred during the year on our private-label mortgage-backed securities.

2018 EIP Objectives
(dollars in millions)

						Contribution to Mr. Bhasin's Overall Goal Percentage	Contribution to Other Executives' Overall Goal Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
Growth Objectives
1. Earnings Initiative (Adjusted Net Income)	22.750%	$120	$127	$145	$197	21.6125%	14.7875%
2. Average Advances Outstanding in 2018	19.500%	$35,000	$36,250	$38,000	$39,560	18.5250%	12.6750%
3. Average Outstanding Letters of Credit in 2018	3.250%	$10,000	$12,000	$13,000	$16,676	3.0875%	2.1125%
4. Avg. Advances to Members under CFI Cap (2018 avg. balance as a % of Dec. 2017 avg. balance)	6.500%	102%	103%	104%	103.4%	5.3950%	3.6400%
5. AMA Assets Purchased from Members in 2018	9.750%	$750	$1,000	$1,250	$1,385	9.2625%	6.3375%
6. Total CIP/EDP Advances Projects Funded in 2018	3.250%	70	82	92	101	3.0875%	2.1125%
	65.000%					60.9700%	41.6650%
Execution Objectives
1. EDW Availability by 6:30 a.m.	5.250%	85%	90%	95%	94.6%	4.9035%	3.3495%
2. Small Business Boost Product Offering Announcement	0.875%	December	November	October	October	0.8313%	0.5688%
3. Cyber Security Awareness Score for all Employees	0.875%	75%	90%	97%	97.8%	0.8313%	0.5688%
	7.000%					6.5661%	4.4871%
Diversity and Inclusion Initiatives
1. Implement Diversity Metrics	2.500%		Pass/Fail		Pass	2.3750%	1.6250%
2. Provide Quarterly Diversity Spotlights	1.250%		Pass/Fail		Pass	1.1875%	0.8125%
3. Conduct All Employee Training	1.250%		Pass/Fail		Pass	1.1875%	0.8125%
	5.000%					4.7500%	3.2500%
Learning Initiatives
1. External: (1) conduct regional workshops, (2) conduct community investment workshops, and (3) conduct member webinars	1.500%	N/A	2 of 3	3 of 3	3 of 3	1.4250%	0.9750%
2. Internal: (1) assess applicant assessment tools, (2) implement corporate training program (3) conduct interview training for managers, and (4) hold mandatory financial planning classes	2.000%	N/A	3 of 4	4 of 4	4 of 4	1.9000%	1.3000%
3. Individual: Every employee lead or attend a Ted Talk, coffee talk or book review, teach a class, or volunteer for an extra day	0.500%		Pass/Fail		Pass	0.4750%	0.3250%
4. Corporate: (1) participate in a large community project, (2) departmental team building, and (3) participation by all managers in employee rewards program	1.000%	N/A	2 of 3	3 of 3	3 of 3	0.9500%	0.6500%
	5.000%					4.7500%	3.2500%
Operational Excellence
	18.000%	N/A	11 of 13	13 of 13	12 of 13	15.3000%	10.3500%
Relocation of Disaster Recovery Site					Completed
Relocation of Business Continuity Site					Completed
Enable Member Business Reports through Datamart					Completed
Complete VDI Implementation					Completed
Migrate Loan Collateral Valuation Model to the Cloud					Completed
Migrate Collateral Verification System to the Cloud					Completed
Migrate GRC System to the Cloud					Completed
Implement New HR System					Completed
Implement New Budgeting System					Completed
Implement New Letter of Credit System					Incomplete
Select Balance Sheet Reconciliation Product					Completed
Implement New Safekeeping System					Completed
Replace AHP System					Completed
Overall 2018 EIP Goal Percentage						92.34%	63.00%

As shown in the table above, we achieved the stretch objective for 10 of the 13 performance goals that had either threshold, target and stretch objectives or target and stretch objectives only. For each of the other 3 goals in these categories, we achieved a level of performance between the target and stretch objectives and, accordingly, the achievement levels for these goals were interpolated. In addition, we passed the four goals that had a pass/fail objective. These results produced an overall achievement rate for Mr. Bhasin and the other named executive officers of 97.2 percent (92.34 percent divided by a maximum of 95 percent) and 96.9 percent (63 percent divided by a maximum of 65 percent), respectively. In comparison, over the previous five years, our overall corporate operating goal achievement under the VPP (2013-2016) and EIP (2017) was as follows: 2013 — 96 percent; 2014 — 76 percent; 2015 — 91 percent; 2016 — 91.76 percent; and 2017 — 100 percent. The results for 2017 represented the only time we have attained the highest possible achievement level for one of our short-term incentive plans.
Because each named executive officer received at least a "Meets Expectations" performance rating for 2018, 50 percent of the executive’s final Annual Award under the 2018 EIP (the "2018 Current Award") became earned and vested on December 31, 2018 and was payable no later than March 15, 2019. The remaining 50 percent of the executive’s final Annual Award under the 2018 EIP (the "2018 Deferred Award") will become earned and vested on December 31, 2021 if the conditions described in the Grants of Plan-Based Awards section are satisfied.
The possible Annual Awards that could be earned by our named executive officers for 2018 are presented in the Grants of Plan-Based Awards section. The calculation of the Annual Awards earned by our named executive officers in 2018 is shown in the table below. The 2018 Current Awards are included in the Summary Compensation Table on page 109 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Base Salary as of January 1, 2018 ($)	2018 EIP Goal Percentage	2018 EIP Annual Award ($)	2018 EIP Current Award ($)	2018 EIP Deferred Award ($)
Sanjay Bhasin	825,000	92.34%	761,805	380,902	380,903
Tom Lewis	362,380	63.00%	228,299	114,150	114,149
Kalyan Madhavan	504,037	63.00%	317,543	158,772	158,771
Jibo Pan	393,606	63.00%	247,972	123,986	123,986
Paul Joiner	351,913	63.00%	221,705	110,852	110,853
Long-Term Incentive Compensation
As discussed previously, our 2016 LTIP was approved by our Board of Directors in December 2015. The 2016 LTIP provided cash-based award opportunities for all of our executive officers based on the achievement of performance goals for the period from January 1, 2016 through December 31, 2018 (the "2016-2018 Performance Period"). The performance goals under the 2016 LTIP were established by the Board of Directors and were based upon factors that related to our safety and soundness. Prior to the modifications discussed in the next paragraph, the 2016 LTIP also provided additional incentives that were tied to several growth objectives.
By way of a resolution that was approved on December 8, 2016, the Board of Directors, acting upon a recommendation from the Committee, revised the terms of the 2016 LTIP to: (1) increase the incentive opportunities associated with the plan's safety and soundness goals; (2) eliminate the factoring that would have been performed based on the maximum incentive award percentage (for example, using, for our executive officers other than our President and Chief Executive Officer, 30 percent of salary for threshold, 50 percent of salary for target and 65 percent of salary for maximum rather than multiplying the then maximum award percentage (43.75 percent) by 60 percent, 80 percent and 100 percent to arrive at these achievement levels as was done in years prior to 2017); and (3) eliminate the additional incentives associated with the plan's growth objectives. These changes were made to align the provisions of the 2016 LTIP with the new executive incentive plan structure that was put in place beginning in 2017.
As was the case prior to the modifications, 50 percent of our executive officers' 2018 incentive compensation was derived from the 2016 LTIP. By way of example, for our executive officers other than our President and Chief Executive Officer, the 2016 LTIP payouts could have been 15 percent (30 percent x 50 percent), 25 percent (50 percent x 50 percent) or 32.5 percent (65 percent x 50 percent) of salary at the threshold, target and stretch levels, respectively. For our President and Chief Executive Officer, the 2016 LTIP payouts could have been 25 percent (50 percent x 50 percent), 37.5 percent (75 percent x 50 percent) or 47.5 percent (95 percent x 50 percent) of salary at the threshold, target and stretch levels, respectively. Prior to the modifications, all of our executive officers would have had the opportunity in 2018 to earn additional incentives of up to 15 percent of their salary based on the achievement of certain growth objectives, provided our overall goal achievement relating to the 2016 LTIP's safety and soundness goals was at least 60 percent (the equivalent of a threshold level of achievement).
Each of the five safety and soundness goals under the 2016 LTIP was assigned a percentage weight of 20 percent together with a threshold, target and stretch achievement level. For the Bank's President and Chief Executive Officer, the incentive factor could have been 0 percent (if the threshold objective was not met), 50 percent (if results were equal to the threshold objective), 75 percent (if results were equal to the target objective) or 95 percent (if results were equal to or greater than the stretch objective). For our other executive officers, the incentive factor could have been 0 percent (if the threshold objective was not met), 30 percent (if results were equal to the threshold objective), 50 percent (if results were equal to the target objective) or 65 percent (if results were equal to or greater than the stretch objective). Achievement levels between threshold and target and between target and stretch for each safety and soundness goal were interpolated in a manner as determined by the Committee. The results for each safety and soundness goal were multiplied by 20 percent to determine its contribution to the overall 2016 LTIP goal achievement. For example, if the target objective was achieved for one of the goals, then the contribution of that goal to the President and Chief Executive Officer's overall LTIP goal percentage would have been 15 percent (20 percent x 75 percent). For the other named executive officers, the contribution of that same goal to their overall LTIP goal percentage would have been 10 percent (20 percent x 50 percent). The percentages derived from this calculation for each safety and soundness goal were added together to derive each executive's overall goal percentage for the 2016 LTIP, which percentage was then multiplied by the executive's average base salary for the 2016-2018 Performance Period. The result of this calculation was then multiplied by 50 percent to determine the executive's final 2016 LTIP award.
Awards became vested under the 2016 LTIP only if the performance goals for the 2016-2018 Performance Period were met and the awards received final approval by the Board of Directors following the end of the three-year performance period. Generally, if an executive officer’s employment had been terminated for any reason during the 2016-2018 Performance Period, his or her unvested 2016 LTIP awards would have been forfeited. Awards under the 2016 LTIP were payable no later than March 15, 2019.
Among other reasons, the Board of Directors had discretion to reduce the amount of the 2016 LTIP awards for one or more of our executive officers if: (i) during the 2016-2018 Performance Period, operational errors or omissions resulted in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive award amounts; (ii) in 2016, the submission of information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was not provided in a timely manner; (iii) during the 2016-2018 Performance Period, we failed to make sufficient progress, as determined and communicated to us by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings/matters requiring executive management’s attention; or (iv) during the 2016-2018 Performance Period, an executive officer was determined by the Board of Directors to have committed a violation of our Code of Conduct and Ethics for Employees or similar policy that was sufficiently significant to warrant a reduction or forfeiture of the executive's award. Further, the Board of Directors could have removed an executive officer from the 2016 LTIP at any time in its sole discretion.
The five safety and soundness goals under the 2016 LTIP are shown in the table below.

2016 LTIP Objectives
(dollars in millions)

						Contribution to Mr. Bhasin's Overall Goal Percentage	Contribution to Other Executives' Overall Goal Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
1. Contribution to Retained Earnings from Adjusted Net Income for 2016-2018	20%	$90	$100	$120	$320	19.00%	13.00%

2. Maintain an Average Ratio of our Market Value of Equity (MVE ) ≥ a specified percentage of our Book Value of Equity (BVE) for all month-end reporting periods during the 2016-2018 Performance Period	20%	Average MVE ≥ 100% of BVE	Average MVE ≥ 104% of BVE	Average MVE ≥ 106% of BVE	Average MVE = 102.45% of BVE	13.06%	8.45%

3. Maintain the Integrity of our System of Internal Controls

Minimize the number and severity of internal control deficiencies during the 2016-2018 Performance Period	20%	No Material Weaknesses	No material weaknesses and no more than 3 significant deficiencies	No material weaknesses and no more than 1 significant deficiency	No material weaknesses or significant deficiencies	19.00%	13.00%

4. Timely Remediation of Finance Agency Examination Findings (1)

Adequately remediate Finance Agency examination findings for each year during the 2016-2018 Performance Period within the time periods specified in management's responses (2)	20%	Remediate 80% of exam findings rated "weakness" or more severe in specified time	Remediate 100% of exam findings rated "weakness" or more severe in specified time	In addition to meeting the Target Objective, remediate lower rated exam findings as identified in the remediation plan	97.3% of exam findings rated "weakness" or more severe during the Performance Period were remediated within the time period specified by management	14.33%	9.46%

5. Increase Employee Engagement	20%	Increase Gallup Q12 Database Percentile Rank for overall satisfaction by 5 points from 2015 survey rating to 2018	Increase Gallup Q12 Database Percentile Rank for overall satisfaction by 10 points from 2015 survey rating to 2018	Increase Gallup Q12 Database Percentile Rank for overall satisfaction by 15 points from 2015 survey rating to 2018	Increased Gallup Q12 Database Percentile Rank for overall satisfaction by 29 points	19.00%	13.00%

Overall 2016 LTIP Goal Percentage						84.39%	56.91%
_________________________________
(1) Applied to findings from the 2015, 2016 and 2017 exams, excluding findings related to Internal Audit.
(2) The Board of Directors had discretion to determine the percentage achievement for the exam finding remediation objective based on management and Internal Audit reports, subsequent examination reports, and any additional feedback received from the Finance Agency prior to approval of the final awards.
As shown above, we achieved the stretch objective for three of our five 2016 LTIP goals. For each of the other two goals, we achieved a level of performance between the threshold and target objectives and, accordingly, the achievement levels for these goals were interpolated. These results produced an overall achievement rate for Mr. Bhasin and the other named executive officers of 88.83 percent (84.39 percent divided by a maximum of 95 percent) and 87.56 percent (56.91 percent divided by a maximum of 65 percent), respectively. In comparison, our overall goal achievement for the 2011, 2012, 2013, 2014 and 2015

LTIPs was 89.5 percent, 89.2 percent, 91.8 percent, 92.4 percent and 100 percent, respectively. The results for the 2015 LTIP represented the only time we have attained the highest possible achievement level for one of our LTIPs.
The calculation of the 2016 LTIP awards earned by our named executive officers is shown in the table below and such awards are included in the Summary Compensation Table on page 109 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Average Base Salary 2016-2018 ($)	2016 LTIP Goal Percentage	2016 LTIP Weighting Factor	2016 LTIP Award ($)
Sanjay Bhasin	735,542	84.39%	50%	310,362
Tom Lewis	349,705	56.91%	50%	99,508
Kalyan Madhavan	476,101	56.91%	50%	135,474
Jibo Pan	368,418	56.91%	50%	104,833
Paul Joiner	339,605	56.91%	50%	96,635
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra Defined Benefit Plan for Financial Institutions such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2018, the maximum compensation limit was $275,000 and the maximum annual benefit limit was $220,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 112-115 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the FHLBank of Dallas 401(k) Retirement Plan ("FHLB Dallas DC Plan"), a tax-qualified defined contribution plan that we established effective December 1, 2018. Prior to December 1, 2018, our eligible employees had the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions ("Pentegra DC Plan"), a tax-qualified multiemployer defined contribution plan. For our active employees, the FHLB Dallas DC Plan replaced the Pentegra DC Plan on and after December 1, 2018. Because these are qualified plans, they are subject to the maximum compensation limit set by the Internal Revenue Code, which for 2018 was $275,000 per year. In addition, the combined calendar year contributions to a qualified defined contribution plan (and any successor plan in the same year) from both us and the employee are limited by the Internal Revenue Code. For 2018, combined contributions from both us and the employee to the FHLB Dallas DC Plan and the Pentegra DC Plan could not exceed $55,000. The FHLB Dallas DC Plan includes (and the Pentegra DC Plan included) a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis. The limitation on combined contributions applies to an employee's pre-tax and after-tax contributions and any matching contributions we make on his or her behalf. The limitation on an employee's pre-tax contributions was $18,500 for 2018. Employees who were age 50 or older could elect in 2018 to make additional pre-tax contributions (commonly known as catch-up contributions) of up to $6,000. Catch-up contributions are not taken into account in applying the combined contribution limit.
Subject to the limits prescribed by the Internal Revenue Code, employees could (in 2016, 2017 and most of 2018) contribute up to 65 percent of their monthly base salary on either a pre-tax or after-tax basis. At the time the FHLB Dallas DC Plan was established, this percentage was increased to 75 percent. Employees are not permitted to contribute any of their incentive compensation.
For employees hired prior to January 1, 2019, we provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service, including, if applicable, their service with a financial services institution that participated in the Pentegra Defined Contribution Plan for Financial Institutions, during which service the employee was covered by such plan. Employees who are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra Defined Benefit Plan for Financial Institutions, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after six years.
For employees hired on or after January 1, 2019, we provide matching funds on the first 3 percent of eligible monthly base salary contributed by the employee. For this group of employees, our matching contribution is 100 percent in the first three years of employment, 150 percent in the next two years and 200 percent after the employee has completed five years of employment. For this group of employees, there is a three-year step vesting schedule for our matching contributions, with the employee becoming fully vested after three years.
Under the FHLB Dallas DC Plan, participants can elect to invest plan contributions in up to 25 different fund options. Under the Pentegra DC Plan, participants could elect to invest plan contributions in up to 28 different fund options.
Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra Defined Contribution Plan for Financial Institutions), each of our named executive officers was eligible to receive in 2018 a 200 percent matching contribution on the first 3 percent of his eligible monthly base salary that he contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 109 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2018” table.
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
We offer the program to allow our highly compensated employees to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive in our tax-qualified defined contribution savings plan if not for the limits imposed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 109 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2018” table. As noted above, we believe that our matching contributions to the qualified savings plan are at or above the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this may also be true for the matching contributions that we provide under the deferred compensation program, although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 115-119.

Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that currently benefits two of our executive officers (Messrs. Lewis and Joiner). The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided to discontinue contributions to our SERP for the foreseeable future. While the Committee and Board of Directors could consider reactivating or replacing the SERP at some point in the future, there is no current plan to do so. If the SERP is ever reactivated or replaced, the Committee and Board of Directors would expect to add our other executive officers as participants. While active, our intent with the SERP was to make up a portion of the pension benefit that was lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code (it was never our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan). Our final contribution to the SERP was made in 2014. Each participant’s benefit under the SERP consists of the contributions we made on his behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP were determined solely at the discretion of our Board of Directors and were, during the periods in which they were made, based upon our desire to provide a reasonable level of supplemental retirement income to the participants. Generally, benefits under the SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his age and years of service with us is at least 70. As of December 31, 2018, Messrs. Lewis and Joiner had met the Rule of 70. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his death or disability. Otherwise, vested benefits are not payable to the participant until he reaches age 62 or, if later, upon retirement. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
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
Our employees accrue vacation at different rates depending upon their length of service, with some exceptions for officers during their first five years of employment with us. After an employee has completed 12 or more years of service (including any prior service with another FHLBank, subject to certain exceptions), he or she is entitled to 200 hours of annual vacation leave. We limit the amount of accrued and unused vacation leave that an employee can accumulate to two times the amount of vacation he or she earns in an annual period. This policy is effected by allowing employees to carry over no more than the amount of vacation that he or she earns in an annual period to the next calendar year. Unused vacation in excess of the amount earned in an annual period, if any, is deducted from an employee's vacation account balance on December 31. Based on their length of service (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago), each of our named executive officers currently accrue 200 hours of vacation leave per year. If an employee's employment with us is terminated for any reason, he or she is entitled to receive a payment for all accrued but unused vacation time as of their termination date, which, as noted above, cannot exceed two times the amount of vacation that he or she earns in an annual period. This payment is derived by multiplying the number of accrued but unused vacation hours as of the employee's termination date by his or her hourly rate. For this purpose, the hourly rate is computed by dividing the employee's base salary by 2,080 hours.
All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (which was limited to no more than 32 hours per year prior to 2019), and leave covered under the provisions of the Family and Medical Leave Act of 1993. Beginning in 2019, no more than 8 hours of flex leave can be used for personal time off. We limit employees' annual flex leave carryover amount to 520 hours. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy under any circumstances, including a termination of their employment for any reason.

Perquisites
In 2018, we offered only one perquisite to our named executive officers, which consisted of the payment of the meal costs associated with a spouse accompanying the officer to our in-town board function that was held in December 2018. Mr. Joiner was the only named executive officer to utilize this benefit and he did so at a total incremental cost to us of approximately $200.
Executive Employment Agreement
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin. This agreement was authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain Mr. Bhasin's services for no less than the one-year term of the agreement. On each yearly anniversary, Mr. Bhasin's employment agreement automatically renews for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal not less than 30 days prior to the expiration date. Because neither we nor Mr. Bhasin gave a notice of non-renewal, his employment agreement was (on March 24, 2019) automatically extended through March 23, 2020.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 119, the employment agreement with Mr. Bhasin provides for payments in the event that his employment with us is terminated either by him for good reason or by us other than for cause, by reason of his death or disability, or as a result of us giving notice of non-renewal of the employment agreement at a time when he is willing and able to continue his employment on substantially the same terms. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements used by comparable companies and therefore advance our objective of retaining Mr. Bhasin.
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
2019 Compensation Actions
The 2019 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2018) are presented below. All of the salaries in the table below were effective January 1, 2019.

Name	2019 Base Salary ($)	Percentage Change
Sanjay Bhasin	855,000	Increase of 3.6 percent
Tom Lewis	373,251	Increase of 3.0 percent
Kalyan Madhavan	521,679	Increase of 3.5 percent
Jibo Pan	411,319	Increase of 4.5 percent
Paul Joiner	362,471	Increase of 3.0 percent
In August 2018, we engaged McLagan to conduct a competitive market pay study for all of our executive officers (the “2018 Pay Study”). The results of the 2018 Pay Study, which was completed in September 2018, showed that Mr. Bhasin’s base salary and targeted incentive opportunities were within the competitive market range for his position, but near the lower bound of that range. Based on this information, his strong individual performance and our outstanding business results in 2018, the Committee and Board of Directors gave Mr. Bhasin an above standard merit increase of 3.6 percent.
For our other named executive officers, the study showed that the total direct compensation for each of these executives was below the median market composite compensation for his position. Three of the positions were within the competitive market range, while one position (our Head of Capital Markets) was just outside the competitive market range. Based on this information and Mr. Bhasin’s subjective assessments of various other factors, he recommended, and the Committee approved, above standard merit increases of 4.5 percent for Mr. Pan and 3.5 percent for Mr. Madhavan and standard merit increases of 3.0 percent for Messrs. Lewis and Joiner.
On December 6, 2018, the Board of Directors, acting upon a recommendation from the Committee, approved our 2019 EIP, subject to the review of the Finance Agency. On December 20, 2018, the Finance Agency informed us that it did not object to the 2019 EIP. The 2019 EIP was effective as of January 1, 2019. Like the 2017 and 2018 EIPs, the 2019 EIP provides for an annual award (the "2019 Annual Award"), 50 percent of which can be fully earned in 2019 (the "2019 Current Award"). The remaining 50 percent of an executive's 2019 Annual Award (the "2019 Deferred Award"), with interest at 6 percent compounded annually over the period from January 1, 2020 through December 31, 2022, will not become fully earned and vested until December 31, 2022.
For the incentives that can be earned in 2019 (which will be payable in early 2020), our executive officers will derive 50 percent of their incentive opportunity from the 2019 EIP (via the 2019 Current Award) and 50 percent of their incentive opportunity from the 2017 EIP Gap Year Award discussed below.
For purposes of our 2019 EIP, the Board of Directors established 18 performance goals (the "2019 Performance Goals"). The 2019 Performance Goals fall into the following broad categories: (a) growth objectives (which include, among other objectives, an earnings initiative); (b) execution objectives; (c) diversity and inclusion initiatives; (d) learning initiatives; and (e) operational excellence (one goal comprising 12 projects). Within each category other than operational excellence, there are multiple goals and each goal (including the operational excellence goal) has been assigned a specific percentage weight. For 2019 Performance Goals comprising 65.25 percent of the executives' 2019 Annual Award opportunity, each goal has been assigned a threshold, target and stretch objective. For 2019 Performance Goals comprising 22.75 percent of the executives' 2019 Annual Award opportunity, each goal has been assigned only a target and stretch objective. The remaining 12.0 percent of the executives' 2019 Annual Award opportunity is based upon performance goals for which achievement will be assessed on a pass/fail basis.
For our President and Chief Executive Officer, the incentive factor for each 2019 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in the case of a pass/fail objective, the objective is not met), 50 percent (if results are equal to the threshold objective for those 2019 Performance Goals that have a threshold objective), 75 percent (if results are equal to the target objective) or 95 percent (if results are equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective is met). For our other named executive officers, the incentive factor for each 2019 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in the case of a pass/fail objective, the objective is not met), 30 percent (if results are equal to the threshold objective for those 2019 Performance Goals that have a threshold objective), 50 percent (if results are equal to the target objective) or 65 percent (if results are equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective is met).
Achievement levels between threshold and target and between target and stretch for each 2019 Performance Goal that has those achievement levels will be interpolated in a manner as determined by the Committee. Like the 2017 and 2018 EIPs, the results for each 2019 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall 2019 EIP short-term goal percentage. The percentages derived from this calculation for each 2019 Performance Goal will be added together to derive each executive’s overall short-term goal percentage for the 2019 EIP, which percentage will then be multiplied by the executive’s 2019 base salary to determine his final 2019 Annual Award. The executive's final 2019 Annual Award will be multiplied by 50 percent to derive his 2019 Current Award.
The following table sets forth an estimate of the possible 2019 Annual Awards (and, for 50 percent of those awards, the 2019 Current Awards) that can be earned by our named executive officers under the 2019 EIP. The threshold amounts were computed based upon the assumption that we would only achieve the threshold objective for each of the seven 2019 Performance Goals that have a threshold objective and that we would accomplish the six 2019 Performance Goals that have only a pass/fail objective. The target amounts were computed based upon the assumption that we would achieve the target objective for each of the twelve 2019 Performance Goals that have a target objective and that we would accomplish the six 2019 Performance Goals that have only a pass/fail objective. The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of the twelve 2019 Performance Goals that have a stretch objective and that we would accomplish the six 2019 Performance Goals that have only a pass/fail objective. In addition, the threshold, target and maximum 2019 Current Awards are based upon the assumption that each of our named executive officers will receive at least a "Meets Expectations" performance rating for 2019. An executive's 2019 Current Award will become earned and vested on December 31, 2019 provided he is actively employed on that date and such award is payable no later than March 15, 2020. Given the number of variables involved in the calculation of our 2019 EIP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the 2019 EIP awards can be less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the seven 2019 Performance Goals that have such an objective. In addition, as noted above, achievement levels between threshold and target (as it relates to seven of the goals) and between target and stretch (as it relates to twelve of the goals) will be interpolated and, as a result, the ultimate awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible 2019 Annual Award			Estimated Possible Payouts in Early 2020 Under Non-Equity Incentive Plan Awards for 2019 EIP (2019 Current Award)

Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	376,414	661,770	812,250	188,207	330,885	406,125
Tom Lewis	102,178	193,344	242,613	51,089	96,672	121,307
Kalyan Madhavan	142,810	270,230	339,091	71,405	135,115	169,546
Jibo Pan	112,599	213,063	267,357	56,300	106,532	133,679
Paul Joiner	99,227	187,760	235,606	49,614	93,880	117,803

As previously noted, our 2016 LTIP was our final LTIP. Based on our decision to no longer offer long-term incentive plans to our executive officers, the Board of Directors determined that it was appropriate to grant in 2017 a one-time special Gap Year Award to our executive officers to address a gap in the executives’ incentive opportunity for 2019 (payable in early 2020). The Gap Year Award (provided by the 2017 EIP) is based on the achievement of long-term performance goals for the period from January 1, 2017 through December 31, 2019 (the "2017-2019 Performance Goals"). As noted above, our executive officers will derive 50 percent of their 2019 incentive opportunity from this Gap Year Award.
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
Achievement levels between threshold and target and between target and stretch for each 2017-2019 Performance Goal will be interpolated in a manner as determined by the Committee. The results for each 2017-2019 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall Gap Year Award percentage in the same manner as the 2016 LTIP awards. The percentages derived from this calculation for each 2017-2019 Performance Goal will be added together to derive each executive’s overall goal percentage for the Gap Year Award, which will then be multiplied by the executive’s average base salary during the 2017-2019 performance period ("Gap Year Salary"). The result of that calculation will then be multiplied by 50 percent to determine the executive’s final Gap Year Award.
The maximum Gap Year Awards that can be earned by the executive officers under the 2017 EIP are equal to 47.5 percent of Gap Year Salary for our President and Chief Executive Officer and 32.5 percent of Gap Year Salary for all other executive officers. These percentages were derived by multiplying the executives’ maximum annual potential award percentages in 2019 (95 percent of salary and 65 percent of salary, respectively) by 50 percent.
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

	Estimated Possible Payouts (Gap Year Awards) in Early 2020 Under Non-Equity Incentive Plan Awards for 2017 EIP
Name	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	200,417	300,625	380,792
Tom Lewis	54,204	90,340	117,441
Kalyan Madhavan	75,174	125,290	162,877
Jibo Pan	58,639	97,732	127,051
Paul Joiner	52,638	87,730	114,049
The following table combines the possible 2019 EIP Current Awards and the 2017 EIP Gap Year Awards from the two preceding tables and represents the total non-equity incentive plan compensation that can be fully earned by our named executive officers in 2019.

	Estimated Possible Payouts in Early 2020 for 2019 Incentive Opportunities
	2019 EIP Current Award			2017 EIP Gap Year Award			Total
	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	188,207	330,885	406,125	200,417	300,625	380,792	388,624	631,510	786,917
Tom Lewis	51,089	96,672	121,307	54,204	90,340	117,441	105,293	187,012	238,748
Kalyan Madhavan	71,405	135,115	169,546	75,174	125,290	162,877	146,579	260,405	332,423
Jibo Pan	56,300	106,532	133,679	58,639	97,732	127,051	114,939	204,264	260,730
Paul Joiner	49,614	93,880	117,803	52,638	87,730	114,049	102,252	181,610	231,852

In 2020 and years thereafter, it is anticipated that the executive officers’ incentive opportunities will be derived solely from EIPs, with 50 percent derived from a Current Award and 50 percent derived from a Deferred Award from an earlier EIP. For example, our executive officers are expected to derive 50 percent of their 2020 incentive opportunity from a Current Award provided by a 2020 executive incentive plan similar to the 2017, 2018 and 2019 EIPs and the other 50 percent from the Deferred Award under the 2017 EIP.

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 92-108 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Patricia P. Brister, Chairman
Mary E. Ceverha, Vice Chairman
G. Granger MacDonald
A. Fred Miller, Jr.
Joseph F. Quinlan, Jr.
Robert M. Rigby

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2018, 2017 and 2016 of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2018. Collectively, the five individuals presented in the table are referred to as our "named executive officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Sanjay Bhasin	2018	825,000	—	—	—	691,264	—	49,475	1,565,739
President/CEO	2017	725,000	—	—	—	1,087,500	156,000	43,500	2,012,000
	2016	656,625	—	—	—	444,751	93,000	39,397	1,233,773

Tom Lewis	2018	362,380	—	—	—	213,658	4,000	21,718	601,756
EVP/Chief Financial	2017	348,442	—	—	—	522,663	222,000	20,907	1,114,012
Officer	2016	338,293	—	—	—	182,620	135,000	20,297	676,210

Kalyan Madhavan	2018	504,037	—	—	—	294,246	12,000	28,835	839,118
EVP/Group Head,	2017	477,760	—	—	—	716,640	154,000	27,092	1,375,492
Members & Markets	2016	446,505	—	—	—	229,560	94,000	26,758	796,823

Jibo Pan	2018	393,606	—	—	—	228,819	—	21,184	643,609
EVP/Head of Capital	2017	367,856	—	—	—	551,784	161,000	21,269	1,101,909
Markets	2016	343,791	—	—	—	174,456	89,000	20,628	627,875

Paul Joiner	2018	351,913	—	—	—	207,487	117,000	14,956	691,356
EVP/Chief Strategy	2017	338,378	—	—	—	507,567	107,000	18,960	971,905
Officer	2016	328,523	—	—	—	178,644	34,000	19,711	560,878
___________________________________

(1)
Amounts for 2018 represent EIP awards earned for services rendered in 2018 and LTIP awards earned for services rendered during 2016, 2017 and 2018. Amounts for 2017 represent EIP awards earned for services rendered in 2017 and LTIP awards earned for services rendered during 2015, 2016 and 2017, subject to an overall limit equal to 1.5 times the executive's 2017 base salary (which limit was met). Amounts for 2016 represent VPP awards earned for services rendered in 2016 and LTIP awards earned for services rendered during 2014, 2015 and 2016; the additional incentives offered by the 2014 LTIP were prorated for Messrs. Bhasin, Madhavan and Pan based on the dates that each officer joined us in 2014. The amounts shown for 2018 were paid to the executive officers on February 28, 2019. The amounts shown for 2017 and 2016 were paid to the executive officers in February 2018 and February 2017, respectively. The components of this column for 2018 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2018."

(2)
Amounts reported in this column for 2018, 2017 and 2016 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 112-115. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2018, 2017 or 2016. In 2018, the actuarial present value of the accumulated pension benefits for Mr. Bhasin and Mr. Pan decreased by $4,000 and $24,000, respectively.

(3)	The components of this column for 2018 are provided in the table below entitled "Components of All Other Compensation for 2018."
Components of Non-Equity Incentive Plan Compensation for 2018

Name	2018 EIP Current Award ($)	2016 LTIP ($)	Total Non-Equity Incentive Plan Compensation ($)
Sanjay Bhasin	380,902	310,362	691,264
Tom Lewis	114,150	99,508	213,658
Kalyan Madhavan	158,772	135,474	294,246
Jibo Pan	123,986	104,833	228,819
Paul Joiner	110,852	96,635	207,487

Components of All Other Compensation for 2018

Name	Bank Contributions to Vested Defined Contribution Plans
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	Perquisites ($)	Tax Gross ups ($)	Total All Other Compensation ($)

Sanjay Bhasin	16,500	32,975	—	—	49,475
Tom Lewis	16,500	5,218	—	—	21,718
Kalyan Madhavan	15,121	13,714	—	—	28,835
Jibo Pan	14,093	7,091	—	—	21,184
Paul Joiner	14,956	—	—	—	14,956

GRANTS OF PLAN-BASED AWARDS
As discussed in the Compensation Discussion and Analysis, the 2018 EIP provided for an Annual Award, which was comprised of a Current Award and a Deferred Award. For the incentives that could be earned in 2018, our executive officers derived 50 percent of their incentive opportunity from the 2018 EIP (via the 2018 Current Award) and 50 percent of their incentive opportunity from the 2016 LTIP. As further discussed in the Compensation Discussion and Analysis, our 2016 LTIP was approved by our Board of Directors in December 2015 and subsequently revised (by way of a board resolution) in December 2016.
For our President and Chief Executive Officer, the potential Annual Award under the 2018 EIP (before interest on the deferred portion, as described below), could have been 41.225 percent of salary (if the threshold objective was achieved for each of our 2018 Performance Goals that had a threshold objective and all of the pass/fail goals were met), 76.1 percent of salary (if the target objective was achieved for each of our 2018 Performance Goals that had a target objective and all of the pass/fail goals were met) or 95 percent of salary (if the stretch objective was achieved for each of our 2018 Performance Goals that had a stretch objective and all of the pass/fail goals were met). For each of our other named executive officers, the potential Annual Award under the 2018 EIP (before interest on the deferred portion), could have been 25.175 percent of salary (if the threshold objective was achieved for each of our 2018 Performance Goals that had a threshold objective and all of the pass/fail goals were met), 50.825 percent of salary (if the target objective was achieved for each of our 2018 Performance Goals that had a target objective and all of the pass/fail goals were met) or 65 percent of salary (if the stretch objective was achieved for each of our 2018 Performance Goals that had a stretch objective and all of the pass/fail goals were met).
The Current Award, representing 50 percent of the Annual Award, became earned and vested on December 31, 2018. The Deferred Award, representing the other 50 percent of the Annual Award, will become earned and vested on December 31, 2021 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2019 through December 31, 2021 (the "Deferral Performance Period"); (ii) the executive receives at least a "Meets Expectations" performance rating for 2021; and (iii) the executive is actively employed on December 31, 2021. An executive’s Deferred Award under the 2018 EIP is payable no later than March 15, 2022 with interest at 6 percent compounded annually over the three-year deferral performance period.
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
The following table sets forth an estimate of the possible Current Awards and Deferred Awards (before interest) that could have been earned by our named executive officers under the 2018 EIP. The achievement levels described above were used to compute the estimated awards shown in the table. Given the number of variables involved in the calculation of the Annual Awards, the ultimate awards (other than the maximum awards) could have varied significantly. For instance, the Annual Awards could have been less than 41.225 percent of salary for our President and Chief Executive Officer and 25.175 percent of salary for each of our other named executive officers if we failed to achieve the threshold objective for one or more of our 2018 Performance Goals that had a threshold objective but achieved the threshold objective for each of our other 2018 Performance Goals that had a threshold objective. In addition, because achievement levels between threshold and target and between target and stretch for each 2018 Performance Goal that had those achievement levels are interpolated, the ultimate 2018 EIP awards earned by the named executive officers could have varied significantly between the threshold and maximum amounts presented in the table. The 2018 EIP Current Awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 92 through 108.

	Estimated Possible Awards for 2018 EIP
	2018 Current Award			2018 Deferred Award			Total 2018 Annual Award
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	170,053	313,913	391,875	170,053	313,912	391,875	340,106	627,825	783,750
Tom Lewis	45,615	92,090	117,774	45,614	92,090	117,773	91,229	184,180	235,547
Kalyan Madhavan	63,446	128,089	163,812	63,445	128,088	163,812	126,891	256,177	327,624
Jibo Pan	49,545	100,025	127,922	49,545	100,025	127,922	99,090	200,050	255,844
Paul Joiner	44,297	89,430	114,372	44,297	89,430	114,371	88,594	178,860	228,743
The following table shows the anticipated growth in the threshold, target and maximum Deferred Awards (from the table above) during the period from January 1, 2019 through December 31, 2021 and the total Deferred Awards (inclusive of interest) that would have been payable in early 2022 at each of these achievement levels.

	Estimated Possible Payouts in Early 2022 Under Non-Equity Incentive Plan Awards for 2018 EIP
	2018 Deferred Award			Interest on Deferred Award (1)			Total Deferred Award Including Interest
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	170,053	313,912	391,875	32,483	59,962	74,854	202,536	373,874	466,729
Tom Lewis	45,614	92,090	117,773	8,713	17,591	22,497	54,327	109,681	140,270
Kalyan Madhavan	63,445	128,088	163,812	12,119	24,467	31,291	75,564	152,555	195,103
Jibo Pan	49,545	100,025	127,922	9,464	19,106	24,435	59,009	119,131	152,357
Paul Joiner	44,297	89,430	114,371	8,461	17,083	21,847	52,758	106,513	136,218
(1) Amounts represent interest on the Deferred Awards at 6 percent, compounded annually.
The following table shows the actual deferred awards under the 2018 EIP, the anticipated growth in those awards during the period from January 1, 2019 through December 31, 2021, and the total Deferred Awards (inclusive of interest) that will be payable in early 2022 provided all of the conditions for payment are met.

Name	Actual 2018 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total Deferred Award Including Interest ($)
Sanjay Bhasin	380,903	72,759	453,662
Tom Lewis	114,149	21,804	135,953
Kalyan Madhavan	158,771	30,328	189,099
Jibo Pan	123,986	23,683	147,669
Paul Joiner	110,853	21,175	132,028
If an executive officer's employment is terminated for any reason other than death, disability or a reduction in force (as defined in the 2018 EIP), his or her unvested 2018 EIP awards will be forfeited.
If an executive officer’s employment had been terminated in 2018 due to death or disability, then his or her Current Award would have been treated as earned and vested based on the portion of 2018 during which the executive was employed based on the assumption that we would have achieved the 2018 Performance Goals at the target achievement level. If an executive's employment is terminated during the Deferral Performance Period due to his or her death or disability, then his or her Deferred Award will be treated as fully earned and vested based on the assumption that we would achieve the safety and soundness goals applicable to that award. Payment of awards in connection with a death or disability would be made in a single lump sum within 75 days of the executive’s termination date. For the Deferred Award, the payment would include interest through the executive's termination date.
If an executive’s employment had been terminated in 2018 due to a reduction in force, then his or her Current Award would have been treated as earned and vested based on the portion of 2018 during which the executive was employed and the extent to which the 2018 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the Deferral Performance Period due to a reduction in force, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period and the achievement of the safety and soundness goals applicable to that award. Payment of awards in connection with a reduction in force would be made according to the normal scheduled dates and would be contingent upon the executive executing the severance agreement offered by us.
If, in 2018, we had been involved in a merger, consolidation, reorganization or sale of all or substantially all of our assets, or we had been liquidated or dissolved (collectively, a "Reorganization"), subject to certain exceptions for which the Director of the Finance Agency had determined should not be a basis for accelerated vesting, then the Current Award would have been treated as earned and vested on a pro rata basis through the date of the Reorganization. If we are involved in a Reorganization during the Deferral Performance Period, then the Deferred Award will be treated as fully earned and vested effective as of the Reorganization date based on the assumption that we would have achieved the safety and soundness goals applicable to that award. Payment of awards in connection with a Reorganization would be made in a single lump sum on the date on which the Reorganization occurs. For the Deferred Award, the payment would include interest through the Reorganization date.
The Board of Directors may adjust the 2018 Performance Goals to ensure the purposes of the 2018 EIP are served. In addition, the Board of Directors, in its discretion, may consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results.
Any awards not yet paid may be reduced or eliminated if any actual losses or other measures or aspects of performance are realized which would have caused a reduction in the amount of the awards. Further, if during the most recent examination of us by the Finance Agency, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the executive’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, then all of an executive’s vested and unvested awards under the 2018 EIP will be forfeited. Any future payments for a vested award will cease and we will have no further obligation to make such payments.
By resolution, the Board of Directors may reduce or eliminate an award that is otherwise earned under the 2018 EIP but not yet paid if the Board of Directors finds that a serious, material safety and soundness problem or a serious, material risk management deficiency exists at the Bank, or if: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive payouts; (ii) the submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; or (iii) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings.
The Board of Directors may amend the 2018 EIP at any time in its sole discretion. However, the Board of Directors may not amend the 2018 EIP to reduce an executive’s awards as determined on the day immediately preceding the effective date of the amendment or to otherwise retroactively impair or adversely affect the rights of an executive.
In addition, the Board of Directors may terminate the 2018 EIP at any time in its sole discretion. Absent an amendment to the contrary, incentives that were earned and vested prior to the termination will be paid at the times and in the manner provided for by the 2018 EIP at the time of the termination.

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Messrs. Lewis and Joiner were hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2018. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	14.1	693,000	—
Tom Lewis	Pentegra DB Plan	15.9	1,205,000	—
Kalyan Madhavan	Pentegra DB Plan	13.2	710,000	—
Jibo Pan	Pentegra DB Plan	15.8	666,000	—
Paul Joiner	Pentegra DB Plan	30.0	2,956,000	—
The regular form of retirement benefit under the Pentegra DB Plan is a single life annuity that includes a lump sum death benefit. The normal retirement age is 65, but the plan provides for an unreduced retirement benefit beginning at age 60 as it relates solely to benefits that were accrued prior to July 1, 2015 (for employees hired prior to July 1, 2003) or age 62 (for employees hired on or after July 1, 2003 that meet the eligibility requirements to participate in the Pentegra DB Plan and, for employees hired prior to July 1, 2003, the benefits that those employees accrue on and after July 1, 2015). For employees hired prior to January 1, 2019 who are not eligible to participate in the Pentegra DB Plan, we offer an enhanced defined contribution plan.
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:

•
Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2018 commence at age 62 for Messrs. Bhasin, Lewis, Madhavan and Pan and are discounted to December 31, 2018);

•	Mr. Joiner's accumulated benefit is not discounted as he was eligible to receive an unreduced benefit as of December 31, 2018;

•
Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 4.22 percent. The lump sum benefit is calculated using a discount rate of either 4.22 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);

•
The annuity benefit is valued using the RP-2014 white collar worker annuitant table with mortality improvement scale MP-2018 and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2018; and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2018, this amount was $220,000 at age 65). The annual pension benefit limit is less than $220,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2018, this amount was $275,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2019, the Internal Revenue Service increased the maximum compensation limit to $280,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $225,000 for 2019.

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

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the 2018 Internal Revenue Code limitation of $275,000 per year. In 2018, the compensation of all of our named executive officers exceeded the Internal Revenue Code limit.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2018, Messrs. Bhasin, Lewis, Madhavan, Pan and Joiner had accumulated 4.6, 15.5, 4.3, 4.3 and 10.1 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis and Mr. Joiner, the remainder of their service (0.4 and 19.9 years, respectively) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2018, all of the named executive officers that participate in the Pentegra DB Plan were fully vested in their accrued pension benefits.
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
As of December 31, 2018, Mr. Joiner was eligible to retire with full benefits. Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2018, Mr. Lewis was eligible for early retirement with reduced benefits. Because he had met the Rule of 70 as of December 31, 2018, the early retirement reduction factors applicable to Mr. Lewis as of that date would have been approximately 6 percent as it relates to the benefits he had earned prior to July 1, 2015 and approximately 9 percent as it relates to the benefits he had earned on and after July 1, 2015. Given their ages and hire dates, Messrs. Bhasin, Madhavan and Pan are not yet eligible for early retirement.

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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2018 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”) for Messrs. Lewis and Joiner. Messrs. Bhasin, Madhavan and Pan do not participate in the SERP. As discussed more fully in the Compensation Discussion and Analysis on page 104, we do not intend in the foreseeable future to add any new participants to the SERP, nor do we intend to make any additional SERP contributions on behalf of Mr. Lewis or Mr. Joiner. The term "NQDC Plan" refers to our 2017 Deferred Compensation Plan, our Consolidated Deferred Compensation Plan and any predecessor plans. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	153,000	32,975	(38,112)	—	490,439

Tom Lewis
NQDC Plan	204,800	5,218	3,958	18,355	250,460
SERP — Group 1	—	—	(27,438)	—	335,470
SERP — Group 2	—	—	(498)	—	12,238
	204,800	5,218	(23,978)	18,355	598,168

Kalyan Madhavan
NQDC Plan	337,299	13,714	(56,275)	23,141	636,891

Jibo Pan
NQDC Plan	215,535	7,091	(30,753)	—	297,547

Paul Joiner
NQDC Plan	507,569	—	(94,356)	—	846,301
SERP — Group 1	—	—	(40,512)	—	495,307
	507,569	—	(134,868)	—	1,341,608
_______________________________________

(1)	All amounts in this column are included in the “Salary” column for 2018 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2018 in the Summary Compensation Table.

(3)
The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2018 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2018 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table on page 109; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2006 through 2015 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented on page 109) had been required; and (3) earnings (losses) accumulated through December 31, 2018 (2018 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because Mr. Lewis, Mr. Madhavan and Mr. Joiner have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

	Amounts Reported in Summary Compensation Table			Reported/Reportable Compensation Related to Years Prior to 2016 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2018 ($)	2017 ($)	2016 ($)			Total ($)
Sanjay Bhasin	98,975	172,300	83,457	104,608	31,099	490,439
Tom Lewis	10,018	229,504	—	242,637	116,009	598,168
Kalyan Madhavan	114,521	345,007	68,713	105,122	3,528	636,891
Jibo Pan	57,091	196,913	54,728	—	(11,185)	297,547
Paul Joiner	—	569,017	105,754	464,192	202,645	1,341,608
NQDC Plan
Through 2015, our named executive officers and other highly compensated employees could elect under our NQDC Plan to defer receipt of all or part of their VPP award and all or part of their base salary. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable. In 2015 and prior years, we did not permit the deferral of LTIP awards. In 2016, we froze our Consolidated Deferred Compensation Plan and established the 2017 Deferred Compensation Plan for deferrals made on and after January 1, 2017. Deferred compensation that was earned in 2016 (whether it was paid in 2016 or, in the case of the 2016 VPP, early 2017) is governed by the Consolidated Deferred Compensation Plan while compensation earned in 2017 and later years (to the extent it is deferred) is governed by the 2017 Deferred Compensation Plan. Among other things, the 2017 Deferred Compensation Plan expanded the deferral sources to include any non-equity incentive plan compensation, including but not limited to LTIP awards. By way of example, a named executive officer could have elected in December 2016 to defer all or part of his 2017 EIP Current Award and/or his 2015 LTIP award, all of which were payable in early 2018. In addition, that same executive officer could have elected to defer all or part of his 2018 base salary.
Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under the Pentegra Defined Contribution Plan for Financial Institutions (for 2018, the maximum compensation limit for this plan was $275,000). We do not provide any matching on employees' incentive compensation awards that are contributed to the NQDC Plan. Base salary and incentive compensation deferred under our NQDC Plan are not included in eligible compensation for purposes of our defined benefit pension plan (the Pentegra DB Plan). All of our participating employees, including our named executive officers, are fully vested in their NQDC Plan account balance at all times, including our matching contributions.
Participating executives direct the investment of their NQDC Plan account balances in an array of externally managed mutual funds that are approved from time to time by our Investment and Administrative Committee, which is comprised of several of our officers, some of whom are senior officers. Participants can choose from among several different investment options, including domestic and international equity funds, bond funds, money market funds and advisor managed portfolios. The mutual funds offered through the NQDC Plan (and our other non-qualified plans) employ investment strategies that are similar (although not identical) to those used in the funds that are available to participants in our tax-qualified 401(k) plan, which is managed by a different third-party sponsor. Participants can change their investment selections prospectively by contacting the trust administrator. There are no limitations on the frequency and manner in which participants can change their investment selections.
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
Group 1
Messrs. Lewis and Joiner participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group 1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. If, prior to becoming vested, the officer had terminated employment for any reason other than death or disability, or he had been removed from Group 1, all benefits under the plan would have been forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Messrs. Lewis and Joiner are not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Lewis and Mr. Joiner is based solely on the past contributions that were made by us on their behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to either participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of either participant. Based upon their ages and years of service with us, Mr. Lewis and Mr. Joiner were fully vested in their Group 1 benefits as of December 31, 2018. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. Mr. Joiner has elected to receive his Group 1 benefits in annual installments over 10 years. Upon his retirement or termination, Mr. Joiner's Group 1 account balance will be deposited into our NQDC Plan and invested in accordance with his investment selections. Mr. Lewis has elected to receive his Group 1 benefits in a lump sum distribution. If Mr. Lewis dies before reaching age 62, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee.
Group 2
Mr. Lewis is the only named executive officer who participates in Group 2. Eligibility for the Group 2 SERP was limited to all of our employees who were employed as of June 30, 2003 but who were not eligible to receive a special one-time supplemental contribution to our qualified plan at that time (the Pentegra Defined Contribution Plan for Financial Institutions) because of limitations imposed by that plan (only employees eligible to receive a matching contribution as of December 31, 2002 were eligible to receive the one-time supplemental contribution to our qualified plan). At the time the SERP was established, 22 ineligible employees, including Mr. Lewis, were enrolled in Group 2. The supplemental contribution, equal to 3 percent of each ineligible employee’s base salary as of June 30, 2003, was made to the Group 2 SERP to partially offset a reduction in the employee service accrual rate applicable to our defined benefit pension plan (the Pentegra DB Plan) from 3 percent to 2 percent effective July 1, 2003. Because Mr. Joiner, our only other named executive officer who was employed by us as of June 30, 2003, was eligible to receive a matching contribution as of December 31, 2002, the special one-time supplemental contribution was made on his behalf to our qualified plan in 2003. Our employees are not permitted to make contributions to the Group 2 SERP, nor do we intend to make any future contributions to the Group 2 SERP. Mr. Lewis is fully vested in the one-time contribution and the accumulated earnings on that contribution. The ultimate benefit to be derived by Mr. Lewis from Group 2 is dependent upon the earnings or losses generated on the one-time contribution. We have not guaranteed a specific benefit amount or investment return to him or any of the other employees participating in Group 2. Based on his preexisting election, Mr. Lewis' benefit under Group 2 is payable as a lump sum distribution upon termination of his employment for any reason. Group 2 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Similar to Group 1, decisions regarding the investment of the Group 2 assets are the sole responsibility of our Investment and Administrative Committee.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin that provides for certain termination benefits in specified circumstances. As of December 31, 2018 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan, Pan or Joiner. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than four executive officers with whom we have entered into employment agreements, one of whom is Mr. Bhasin. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated due to economic conditions, functional reorganization, budgetary constraints or other business conditions. A reduction in force can also occur when a position changes so significantly that the related job responsibilities are no longer needed or applicable (collectively, a "RIF Policy Triggering Event"). Accordingly, at December 31, 2018, Messrs. Lewis, Madhavan, Pan and Joiner would have been entitled to termination benefits under our RIF Policy if (and only if) a RIF Policy Triggering Event had occurred on that date. The potential payments upon termination under Mr. Bhasin's employment agreement and our RIF Policy (as applied to our named executive officers other than Mr. Bhasin) are discussed in the following sections.
Employment Agreement with Mr. Bhasin
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin. This employment agreement provides that we will employ Mr. Bhasin for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by Mr. Bhasin with good reason (as discussed below). On each yearly anniversary, the employment agreement automatically renews for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or Mr. Bhasin may give a notice of non-renewal, in which case Mr. Bhasin's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay Mr. Bhasin in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to him for such 30-day period, in which case the termination of Mr. Bhasin would become effective immediately upon the date of such payment. Because neither we nor Mr. Bhasin gave a notice of non-renewal, his employment agreement was, on March 24, 2019, automatically extended through March 23, 2020.
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
The following table sets forth the amounts that would have been payable to Mr. Bhasin as of December 31, 2018 if a Triggering Event had occurred on that date. If the Triggering Event had been related to a reduction in force, then Mr. Bhasin would also have been entitled, under the terms of the 2017 EIP, to receive (in early 2020) his Gap Year Award based on the extent to which the 2017-2019 Performance Goals are achieved (for a description of the Gap Year Award, see page 107 in the Compensation Discussion and Analysis). Because the achievement level for the Gap Year Award is not determinable until the end of the applicable three-year performance period (December 31, 2019), the related amount presented in the table below is an estimate that was based solely on the assumption that we would ultimately achieve the target objective for each of the 2017-2019 Performance Goals. If Mr. Bhasin's employment had terminated on December 31, 2018 due to a reduction in force, his 2017-2018 average salary would have been used as his "average salary" for purposes of the Gap Year Performance Period. Based on this average salary, Mr. Bhasin's Gap Year Award at the target and maximum achievement levels could have been $290,625 (included in the table) or $368,125, respectively. In addition, if the Triggering Event had been related to a reduction in force, then Mr. Bhasin would also have been entitled, under the terms of the 2017 EIP, to receive (in early 2021), his 2017 EIP Deferred Award with interest at 6 percent compounded annually over the three-year deferral performance period. The payment of this award would be dependent upon the satisfaction of the applicable safety and soundness goals.

Name	Accrued/Unused Vacation as of 12/31/18 ($)	Undiscounted Value of Base Salary Continuation ($)	2018 Non-Equity Incentive Plan Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Triggering Event was not a RIF ($)	2017 EIP Deferred Award ($)	Estimated 2017 EIP Gap Year Award ($)	Total Estimated Termination Benefit if Triggering Event was a RIF ($)
Sanjay Bhasin	79,327	825,000	691,264	28,025	1,623,616	410,156	290,625	2,324,397

If our employment of Mr. Bhasin had been terminated on December 31, 2018 due to his death or disability, he (or his beneficiary in the case of his death) would have been entitled to receive an amount totaling $1,495,004, comprised of the following: (i) his accrued/unused vacation ($79,327); (ii) his base salary for one month ($68,750); (iii) his 2018 non-equity incentive plan compensation comprised of the the 2018 EIP Current Award and 2016 LTIP award ($691,264); (iv) his 2017 EIP Gap Year Award at the target achievement level based on his average salary for 2017-2018 ($290,625); and (v) his 2017 Deferred Award (with interest at 6 percent for the period from January 1, 2018 through December 31, 2018) based on the assumption that the applicable safety and soundness goals would have been achieved ($365,038). While not required by the terms of the 2016 LTIP, an assumption was made that the payment of Mr. Bhasin's 2016 LTIP award would have been approved by our Board of Directors in the event of his death or disability on December 31, 2018.

Termination Benefits for Messrs. Lewis, Madhavan, Pan and Joiner Under our RIF Policy
As of December 31, 2018, no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan, Pan or Joiner. However, as discussed above, these executive officers would have been entitled to benefits under our RIF Policy as of December 31, 2018 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any senior officer under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation.
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
As of December 31, 2018, Messrs. Lewis, Madhavan, Pan and Joiner would have been entitled under our RIF Policy to severance pay and benefits continuation for one year. The following table sets forth the amounts that would have been payable to these executive officers as of December 31, 2018 if a RIF Policy Triggering Event had occurred on that date. For purposes of the 2017 EIP Gap Year Awards, the amounts presented in the table are estimates that were based solely on the assumption that we would ultimately achieve the target objective for each of the 2017-2019 Performance Goals. The Gap Year Awards that ultimately would have been payable to the executives in early 2020 would have been based on the extent to which we achieved the 2017-2019 Performance Goals. For the 2017 EIP Deferred Awards (payable in early 2021), the amounts presented in the table were based on the assumption that the applicable safety and soundness goals would be met. Awards under the 2016 LTIP did not become vested until such awards had received final approval by the Board of Directors in early 2019. In addition, the 2016 LTIP did not provide for pro rata vesting or accelerated vesting under any circumstances including, but not limited to, a merger or consolidation with another FHLBank, a sale or transfer of all or substantially all of our business and/or assets to another FHLBank, or a liquidation or dissolution of our business. As a result of these provisions, no portion of the 2016 LTIP award would have been payable to these executive officers if a RIF Policy Triggering Event (or death or disability) had occurred on December 31, 2018.

Name	Accrued/Unused Vacation as of 12/31/18 ($)	Undiscounted Value of Base Salary Continuation ($)	2018 EIP Current Award ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	SERP ($) (1)	2017 EIP Deferred Award ($) (2)	Estimated 2017 EIP Gap Year Award ($) (3)	Total Termination Benefit ($)
Tom Lewis	34,844	362,380	114,150	28,025	34,844	16,500	347,708	134,874	88,853	1,162,178
Kalyan Madhavan	22,170	504,037	158,772	28,235	48,465	15,121	—	184,931	122,725	1,084,456
Jibo Pan	37,847	393,606	123,986	28,235	37,847	14,093	—	142,390	95,183	873,187
Paul Joiner	32,538	351,913	110,852	16,339	33,838	14,956	495,307	130,980	86,287	1,273,010
______________________________________________________________________________________
(1) Amounts reflect the vested balances in Mr. Lewis' Group 1 and Group 2 SERP accounts and Mr. Joiner's Group 1 SERP account. Mr. Lewis' Group 1 and Group 2 SERP accounts would have been payable as a lump sum while Mr. Joiner's Group 1 SERP account would have been payable in 10 annual installment payments.

(2) Amounts assume that the safety and soundness goals applicable to the 2017 EIP Deferred Awards would have been met. These awards include interest at 6 percent compounded annually over the three-year deferral performance period.

(3) Amounts reflect the Gap Year Awards at a target level of achievement and are based upon average 2017-2018 salaries as no salary adjustments would have occurred subsequent to December 31, 2018 if our employment of these executives had terminated on that date. At the maximum achievement level, the Gap Year Awards for Messrs. Lewis, Madhavan, Pan and Joiner (assuming a RIF Policy Triggering Event occurred on December 31, 2018) would have been $115,509, $159,542, $123,738 and $112,172, respectively.
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
If our employment of Messrs. Lewis, Madhavan, Pan or Joiner had been terminated on December 31, 2018 due to the executive's death or disability, the executive (or his beneficiary in the case of his death) would have been entitled to receive the following: (i) his accrued/unused vacation; (ii) his 2018 EIP Current Award; (iii) his 2017 EIP Gap Year Award at the target achievement level based on his average salary for 2017-2018; and (iv) his 2017 EIP Deferred Award (with interest at 6 percent for the period from January 1, 2018 through December 31, 2018) based on the assumption that the applicable safety and soundness goals would be met. For Messrs. Lewis, Madhavan, Pan and Joiner, these amounts total $357,885, $468,255, $383,742 and $346,248, respectively. These amounts would have been payable no later than March 15, 2019.
If on December 31, 2018: (1) we had merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity had merged or consolidated into us; (2) we had sold or transferred all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we had liquidated or dissolved (each, a “Significant Transaction”), then the 2018 EIP Current Award, the 2017 EIP Gap Year Award (at an assumed target achievement level), and the 2017 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent for the period from January 1, 2018 through December 31, 2018) would have been payable to Messrs. Lewis, Madhavan, Pan and Joiner on that date. In the event the 2018 EIP Current Award, the 2017 EIP Gap Year Award and the 2017 EIP Deferred Award would not otherwise have been payable to Mr. Bhasin under the terms of his employment agreement, he would have been entitled under the terms of the 2017 and 2018 EIPs to receive $1,036,565 on December 31, 2018 if a Significant Transaction had occurred on that date. This amount would have been comprised of his 2018 EIP Current Award, his 2017 EIP Gap Year Award (at an assumed target achievement level) and his 2017 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met).
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
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our executive officers. For a discussion of our retirement benefits program, see pages F-46 through F-49 of this Annual Report on Form 10-K.
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
The following types of payments are excluded from the definition of “golden parachute payment” under the Golden Parachute Regulation: (i) any payment made pursuant to a pension or retirement plan that is qualified (or is intended within a reasonable period of time to be qualified) under Section 401 of the Internal Revenue Code of 1986 or pursuant to a pension or other retirement plan that is governed by the laws of any foreign country; (ii) any payment made pursuant to any plan, contract, agreement or other arrangement which is an “employee welfare benefit plan” as that term is defined in section 3(1) of the Employee Retirement Income Security Act of 1974, as amended, or other usual and customary plans such as dependent care, tuition reimbursement, group legal services, or cafeteria plans; (iii) any payment made pursuant to a bona fide deferred compensation plan or arrangement (iv) any payment made by reason of death or by reason of termination caused by the disability of the entity-affiliated party; (v) any payment made pursuant to a nondiscriminatory severance pay plan or arrangement that provides for payment of severance benefits of not more than 12 months’ base compensation to all eligible employees upon involuntary termination other than for cause, voluntary resignation or early retirement (other than payments to a named executive officer and any other officer identified by the Director whose base salary exceeds $300,000); or (vi) any severance or similar payment that is required to be made pursuant to a state statute or foreign law that is applicable to all employers within the appropriate jurisdiction (with the exception of employers that may be exempt due to their small number of employees or other similar criteria).
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
PAY RATIO
For 2018, the estimated ratio of our President/CEO's total compensation to the median annual total compensation of all of our other employees was 10.3 to 1. The estimated median annual total compensation of all of our other employees was determined by calculating their compensation in the same manner as total compensation is calculated for our President/CEO, which calculation includes, among other things, amounts attributable to the change in pension value for those of our employees who participate in the Pentegra DB Plan ("DB Plan Participants"), as discussed in the "Pension Benefits" section on page 112. The change in pension value for DB Plan Participants varies based upon their age, compensation and tenure with us. For 2018, the estimated median annual total compensation of all of our employees (excluding our President/CEO) was $152,146 and the total compensation of our President/CEO was $1,565,739, as shown in the Summary Compensation Table on page 109.
We identified the median by estimating the annual total compensation for each of our employees who were employed by us on December 31, 2018 (excluding our President/CEO) and then ranking the total compensation for those employees from lowest to highest. The ranking included 196 full-time employees. We did not employ any part-time workers as of December 31, 2018. For those full-time employees who were not employed by us during the entire year, we annualized their total compensation. For base salaries (or, in the case of our hourly employees, wages plus overtime), incentive compensation and our matching contributions to qualified and nonqualified defined contribution plans, we used actual (or, as appropriate, annualized) amounts. To determine the annual change in pension value for each of the DB Plan Participants, changes were calculated for a judgmentally selected sample of employees and, based on the results of those calculations, we estimated the change in pension value for each of our other DB Plan Participants. While our calculation method for DB Plan Participants who were not part of the sample involved a degree of imprecision, we believe it was sufficient to allow us to reasonably approximate the change in pension values for those employees, which, in turn, allowed us to reasonably estimate the median annual total compensation of our workforce as of December 31, 2018.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he determines are not reasonable. For 2018, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2018 (subject to a maximum of five out of the six meetings held). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2018	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$128,750	$25,750
Vice Chairman of the Board	113,300	22,660
Chairman of the Audit Committee	113,300	22,660
Chairmen of all other Board Committees	108,150	21,630
All other Directors	97,850	19,570

The following table sets forth the actual compensation earned by our directors in 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph F. Quinlan, Jr., Chairman in 2018	128,750	—	—	—	—	*	128,750
Robert M. Rigby, Vice Chairman in 2018	113,300	—	—	—	—	*	113,300
Cheryl D. Alston	97,850	—	—	—	—	*	97,850
Dianne W. Bolen	108,150	—	—	—	—	*	108,150
Patricia P. Brister	108,150	—	—	—	—	*	108,150
Tim H. Carter	97,850	—	—	—	—	*	97,850
Mary E. Ceverha	97,850	—	—	—	—	*	97,850
Albert C. Christman	108,150	—	—	—	—	*	108,150
James D. Goudge	97,850	—	—	—	—	*	97,850
W. Wesley Hoskins	97,850	—	—	—	—	*	97,850
Michael C. Hutsell	97,850	—	—	—	—	*	97,850
G. Granger MacDonald	97,850	—	—	—	—	*	97,850
A. Fred Miller, Jr.	97,850	—	—	—	—	*	97,850
Sally I. Nelson	97,850	—	—	—	—	*	97,850
John P. Salazar	108,150	—	—	—	—	*	108,150
Margo S. Scholin	108,150	—	—	—	—	*	108,150
Ron G. Wiser	113,300	—	—	—	—	*	113,300
_______________________________________

*
Our directors did not receive any other form of compensation in 2018 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $1,383 or zero.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive distributions under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Similarly, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $2,671,000 at December 31, 2018.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2018, 12 of our 17 directors used these benefits to some extent at a total cost to us of $6,930. As no individual director was reimbursed more than $1,382 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2018, our directors’ Bank-related travel expenses totaled $185,672, not including the spousal travel and meal reimbursements described above.
For 2019, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2019 (subject to a maximum of five out of the six meetings to be held). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2019	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$132,613	$26,523
Vice Chairman of the Board	116,699	23,340
Chairman of the Audit Committee	116,699	23,340
Chairmen of all other Board Committees	111,395	22,279
All other Directors	100,786	20,157

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2018 was, prior to or during 2018, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As provided by statute and as further discussed in Item 10. Directors, Executive Officers and Corporate Governance, the Bank’s members are entitled to vote for the election of directors. Each member directorship is designated to one of the five states in the Bank’s district and a member is entitled to vote only for member director candidates for the state in which the member’s principal place of business is located. In addition, all eligible members in the Bank’s five-state district are entitled to vote for the nominees for independent directorships. In each case, a member is entitled to cast, for each applicable directorship, one vote for each share of Class B-1 and Class B-2 Capital Stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the Bank’s capital stock that were required to be held by all members in that member’s state as of the record date for voting. Non-member shareholders are not entitled to cast votes for the election of directors.
As of February 28, 2019, there were 26,256,154 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to each shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of February 28, 2019. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Beneficial Owners of More than 5% of the Bank's Outstanding Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
Comerica Bank 1717 Main Street, Dallas, TX 75201	1,774,370	6.76%
Texas Capital Bank, N.A. 2000 McKinney Avenue, Dallas, TX 75201	1,669,000	6.36%
American General Life Insurance Company 2727-A Allen Parkway, Houston, TX 77019	1,390,503	5.30%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 17 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of February 28, 2019, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Tim H. Carter	438,020	1.67%
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	119,351	*
First Security Bank 314 North Spring, Searcy, AR 72143	Michael C. Hutsell	41,364	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	14,536	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Joseph F. Quinlan, Jr./Albert C. Christman	14,483	*
Bank of Anguilla 130 Holland Street, Anguilla, MS 38721	A. Fred Miller, Jr.	11,408	*
Legend Bank, N.A. 101 West Tarrant Street, Bowie, TX 76230	Robert M. Rigby	11,011	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	4,607	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	1,805	*

All Directors’ Financial Institutions as a group		656,585	2.50%
_______________________________________

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

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
Since January 1, 2018, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2018, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2018.
As of December 31, 2018 and 2017, advances outstanding to Directors’ Financial Institutions aggregated $0.793 billion and $1.377 billion, respectively, representing 1.9 percent and 3.8 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 17 directors. Nine of our directors were elected by our member institutions to represent the five states in our district (“member directors”) while eight of our directors were elected by a plurality of our members at-large (“independent directors”). All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included in Item 10. Directors, Executive Officers and Corporate Governance.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2018 and 2017 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2018	2017
Audit fees	$790	$832
Audit-related fees	19	28
Tax fees	—	—
All other fees	—	—
Total fees	$809	$860

In 2018 and 2017, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2018, the fees associated with audit-related services were for consultations concerning a new accounting standard and discussions regarding miscellaneous accounting-related matters. In 2017, the fees associated with audit-related services were for accounting consultations related to a new product offering that is being considered by the Bank and discussions regarding other miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2018 and 2017, the Bank was assessed $36,000 and $32,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2018 and 2017 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

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

10.19
Amendment to Registrant's Incentive Plans, effective as of August 3, 2016 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 3, 2016 and filed with the SEC on August 9, 2016, which exhibit is incorporated herein by reference).*

10.20	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.21	2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).*

10.22	2019 Executive Incentive Plan.

10.23
Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*

10.24
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*

10.25
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).*

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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2018 and 2017, (ii) Statements of Income for the Years Ended December 31, 2018, 2017 and 2016, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016, (iv) Statements of Capital for the Years Ended December 31, 2018, 2017 and 2016, (v) Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2018.

*    Commission File No. 000-51405

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 25, 2019	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2019.

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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Dallas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of Dallas (the “Bank”) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 25, 2019
We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$35,157	$87,965
Interest-bearing deposits	2,500,317	299
Securities purchased under agreements to resell (Note 12)	6,215,000	6,700,000
Federal funds sold (Notes 18 and 19)	1,731,000	7,780,000
Trading securities (Note 3)	1,818,178	114,230
Available-for-sale securities (Notes 4, 12 and 17) ($712,547 and $747,230 pledged at December 31, 2018 and 2017, respectively, which could be rehypothecated)	15,825,155	14,402,398
Held-to-maturity securities (a) (Note 5)	1,462,279	1,944,537
Advances (Notes 6, 8 and 18)	40,793,813	36,460,524
Mortgage loans held for portfolio, net of allowance for credit losses of $493 and $271 at December 31, 2018 and 2017, respectively (Notes 7, 8 and 18)	2,185,503	877,852
Accrued interest receivable	152,670	110,957
Premises and equipment, net	16,419	17,099
Derivative assets (Notes 12 and 13)	9,878	17,225
Other assets (including $12,376 of securities held at fair value at December 31, 2018)	27,921	11,215
TOTAL ASSETS	$72,773,290	$68,524,301

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 18)
Interest-bearing	$963,972	$843,690
Non-interest bearing	20	19
Total deposits	963,992	843,709
Consolidated obligations (Note 10)
Discount notes	35,731,713	32,510,758
Bonds	31,931,929	31,376,858
Total consolidated obligations	67,663,642	63,887,616
Mandatorily redeemable capital stock (Note 14)	6,979	5,941
Accrued interest payable	122,938	69,756
Affordable Housing Program (Note 11)	44,358	31,246
Derivative liabilities (Notes 12 and 13)	45,991	10,960
Other liabilities (Note 4)	161,134	195,047
Total liabilities	69,009,034	65,044,275
Commitments and contingencies (Notes 11, 13, 15 and 17)
CAPITAL (Notes 14 and 18)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 9,169,206 and 8,534,625 at December 31, 2018 and 2017, respectively	916,921	853,462
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 16,379,675 and 14,644,748 at December 31, 2018 and 2017, respectively	1,637,967	1,464,475
Total Class B Capital Stock	2,554,888	2,317,937
Retained earnings
Unrestricted	932,675	832,826
Restricted	148,692	108,937
Total retained earnings	1,081,367	941,763
Accumulated other comprehensive income (Note 20)	128,001	220,326
Total capital	3,764,256	3,480,026
TOTAL LIABILITIES AND CAPITAL	$72,773,290	$68,524,301
_______________________________________

(a)	Fair values: $1,478,691 and $1,971,038 at December 31, 2018 and 2017, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
INTEREST INCOME
Advances	$828,929	$421,588	$213,112
Prepayment fees on advances, net	2,631	1,772	4,061
Interest-bearing deposits	22,576	2,126	3,126
Securities purchased under agreements to resell	67,984	7,504	6,251
Federal funds sold	88,906	82,782	23,666
Trading securities	19,529	2,306	2,911
Available-for-sale securities	417,793	239,193	135,462
Held-to-maturity securities	44,835	36,388	30,077
Mortgage loans held for portfolio	53,585	15,018	3,482
Total interest income	1,546,768	808,677	422,148

INTEREST EXPENSE
Consolidated obligations
Bonds	659,943	327,644	144,170
Discount notes	560,824	233,698	110,474
Deposits	15,132	9,551	2,440
Mandatorily redeemable capital stock	101	107	30
Other borrowings	80	109	4
Total interest expense	1,236,080	571,109	257,118

NET INTEREST INCOME	310,688	237,568	165,030
Provision for loan losses	222	130	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	310,466	237,438	165,030

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	—	—	(310)
Net non-credit impairment losses on held-to-maturity securities recognized in other comprehensive income	—	—	290
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	—	(20)

Service fees	2,252	2,262	2,295
Net gains (losses) on trading securities	(1,149)	1,822	2,186
Net gains (losses) on derivatives and hedging activities	(10,256)	4,668	(8,826)
Net losses on other assets carried at fair value	(746)	—	—
Realized gains on sales of held-to-maturity securities	1,671	3,983	940
Net realized gains on sales of available-for-sale securities	—	1,399	5,104
Letter of credit fees	9,268	7,701	5,784
Other, net	921	648	361
Total other income	1,961	22,483	7,824

OTHER EXPENSE
Compensation and benefits	48,431	50,725	50,820
Other operating expenses	32,022	25,672	25,001
Finance Agency	3,899	3,518	2,890
Office of Finance	3,991	3,663	3,006
Discretionary grants and donations	2,005	8,128	1,798
Derivative clearing fees	1,207	1,218	1,059
Total other expense	91,555	92,924	84,574

INCOME BEFORE ASSESSMENTS	220,872	166,997	88,280

Affordable Housing Program assessment	22,097	16,710	8,831

NET INCOME	$198,775	$150,287	$79,449
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016

NET INCOME	$198,775	$150,287	$79,449
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(93,245)	155,037	145,969
Reclassification adjustment for net realized gains on sales of available-for-sale securities included in net income	—	(1,399)	(5,104)
Unrealized gains (losses) on cash flow hedges	(823)	(2,570)	17,748
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	(950)	2,375	3,479
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(302)
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses recognized as credit losses in net income	—	—	12
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	2,934	3,556	4,509
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	20	20	20
Actuarial gain (loss)	(161)	204	8
Amortization of net actuarial gain included in net periodic benefit cost	(100)	(107)	(106)
Total other comprehensive income (loss)	(92,325)	157,116	166,233
TOTAL COMPREHENSIVE INCOME	$106,450	$307,403	$245,682

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2016	6,325	$632,454	9,077	$907,678	$699,213	$62,990	$762,203	$(103,023)	$2,199,312
Net transfers of shares between Class B-1 and Class B-2 Stock	7,956	795,559	(7,956)	(795,559)	—	—	—	—	—
Proceeds from sale of capital stock	49	4,955	11,276	1,127,618	—	—	—	—	1,132,573
Repurchase/redemption of capital stock	(7,571)	(757,083)	—	—	—	—	—	—	(757,083)
Shares reclassified to mandatorily redeemable capital stock	(29)	(2,863)	—	—	—	—	—	—	(2,863)
Comprehensive income
Net income	—	—	—	—	63,559	15,890	79,449	—	79,449
Other comprehensive income	—	—	—	—	—	—	—	166,233	166,233
Dividends on capital stock
Cash	—	—	—	—	(266)	—	(266)	—	(266)
Mandatorily redeemable capital stock	—	—	—	—	(13)	—	(13)	—	(13)
Stock	174	17,389	—	—	(17,389)	—	(17,389)	—	—

BALANCE, DECEMBER 31, 2016	6,904	690,411	12,397	1,239,737	745,104	78,880	823,984	63,210	2,817,342
Net transfers of shares between Class B-1 and Class B-2 Stock	12,156	1,215,774	(12,156)	(1,215,774)	—	—	—	—	—
Proceeds from sale of capital stock	78	7,836	14,406	1,440,697	—	—	—	—	1,448,533
Repurchase/redemption of capital stock	(10,725)	(1,072,618)	—	—	—	—	—	—	(1,072,618)
Shares reclassified to mandatorily redeemable capital stock	(200)	(20,045)	(2)	(185)	—	—	—	—	(20,230)
Comprehensive income
Net income	—	—	—	—	120,230	30,057	150,287	—	150,287
Other comprehensive income	—	—	—	—	—	—	—	157,116	157,116
Dividends on capital stock
Cash	—	—	—	—	(266)	—	(266)	—	(266)
Mandatorily redeemable capital stock	—	—	—	—	(138)	—	(138)	—	(138)
Stock	321	32,104	—	—	(32,104)	—	(32,104)	—	—

BALANCE, DECEMBER 31, 2017	8,534	853,462	14,645	1,464,475	832,826	108,937	941,763	220,326	3,480,026
Net transfers of shares between Class B-1 and Class B-2 Stock	17,004	1,700,394	(17,004)	(1,700,394)	—	—	—	—	—
Proceeds from sale of capital stock	273	27,289	18,739	1,873,886	—	—	—	—	1,901,175
Repurchase/redemption of capital stock	(17,165)	(1,716,490)	—	—	—	—	—	—	(1,716,490)
Net shares reclassified to mandatorily redeemable capital stock	(65)	(6,576)	—	—	—	—	—	—	(6,576)
Comprehensive income
Net income	—	—	—	—	159,020	39,755	198,775	—	198,775
Other comprehensive income (loss)	—	—	—	—	—	—	—	(92,325)	(92,325)
Dividends on capital stock
Cash	—	—	—	—	(265)	—	(265)	—	(265)
Mandatorily redeemable capital stock	—	—	—	—	(64)	—	(64)	—	(64)
Stock	588	58,842	—	—	(58,842)	—	(58,842)	—	—
BALANCE, DECEMBER 31, 2018	9,169	$916,921	16,380	$1,637,967	$932,675	$148,692	$1,081,367	$128,001	$3,764,256
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$198,775	$150,287	$79,449
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	90,230	83,007	77,651
Concessions on consolidated obligations	5,421	4,435	4,655
Premises, equipment and computer software costs	3,837	3,730	4,068
Non-cash interest on mandatorily redeemable capital stock	72	91	25
Provision for loan losses	222	130	—
Net decrease (increase) in trading securities	1,149	(2,381)	(2,754)
Losses due to change in net fair value adjustment on derivative and hedging activities	42,326	32,653	54,122
Net losses on other assets carried at fair value	746	—	—
Gains on sales of held-to-maturity securities	(1,671)	(3,983)	(940)
Net gains on sales of available-for-sale securities	—	(1,399)	(5,104)
Credit component of other-than-temporary impairment losses on held-to-maturity securities	—	—	20
Net gains on disposition of premises, equipment and computer software	—	—	(2)
Increase in accrued interest receivable	(41,904)	(23,021)	(18,354)
Decrease (increase) in other assets	(3,924)	2,606	(4,593)
Increase in Affordable Housing Program (AHP) liability	13,112	8,375	161
Increase in accrued interest payable	53,172	26,495	4,305
Increase (decrease) in other liabilities	(2,075)	3,376	5,458
Total adjustments	160,713	134,114	118,718
Net cash provided by operating activities	359,488	284,401	198,167

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(2,526,703)	103,406	211,171
Net decrease (increase) in securities purchased under agreements to resell	485,000	(3,600,000)	(2,100,000)
Net decrease (increase) in federal funds sold	6,049,000	(1,538,000)	(4,071,000)
Net decrease (increase) in loan to other FHLBank	—	290,000	(290,000)
Purchases of trading securities held for investment	(3,050,527)	—	—
Proceeds from sales of trading securities	1,343,335	—	102,215
Proceeds from maturities of available-for-sale securities	304,811	991,472	64,813
Purchases of available-for-sale securities	(2,045,926)	(2,714,047)	(6,270,127)
Proceeds from sales of available-for-sale securities	—	375,468	2,655,395
Proceeds from sales of held-to-maturity securities	99,267	162,789	157,647
Proceeds from maturities of held-to-maturity securities	389,677	527,109	579,388
Purchases of held-to-maturity securities	—	(125,000)	—
Principal collected on advances	832,267,487	535,153,420	575,329,003
Advances made	(836,591,104)	(539,149,887)	(583,151,639)
Principal collected on mortgage loans held for portfolio	101,014	30,629	13,737
Purchases of mortgage loans held for portfolio	(1,409,487)	(783,106)	(82,659)
Purchases of premises, equipment and computer software	(4,621)	(3,484)	(4,072)
Net cash used in investing activities	(4,588,777)	(10,279,231)	(16,856,128)

	For the Years Ended December 31,
	2018	2017	2016
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	240,209	(151,274)	87,230
Net receipts (payments) on derivative contracts with financing elements	21,537	(86,007)	(84,601)
Net proceeds from issuance of consolidated obligations
Discount notes	282,147,079	379,976,259	351,967,556
Bonds	19,402,948	24,870,844	28,040,268
Debt issuance costs	(6,478)	(5,365)	(4,697)
Payments for maturing and retiring consolidated obligations
Discount notes	(278,987,984)	(374,433,733)	(345,583,432)
Bonds	(18,819,575)	(20,473,340)	(18,940,680)
Proceeds from issuance of capital stock	1,901,175	1,448,533	1,132,573
Payments for redemption of mandatorily redeemable capital stock	(5,675)	(17,934)	(8,413)
Payments for repurchase/redemption of capital stock	(1,716,490)	(1,072,618)	(757,083)
Cash dividends paid	(265)	(266)	(266)
Net cash provided by financing activities	4,176,481	10,055,099	15,848,455

Net increase (decrease) in cash and cash equivalents	(52,808)	60,269	(809,506)
Cash and cash equivalents at beginning of the year	87,965	27,696	837,202
Cash and cash equivalents at end of the year	$35,157	$87,965	$27,696

Supplemental disclosures
Interest paid	$1,124,736	$521,619	$235,718
AHP payments, net	$8,985	$8,335	$8,670
Variation margin recharacterized as settlement payments on derivative contracts (Note 12)	$250,468	$72,053	$—
Stock dividends issued	$58,842	$32,104	$17,389
Dividends paid through issuance of mandatorily redeemable capital stock	$64	$138	$13
Capital stock reclassified to mandatorily redeemable capital stock, net	$6,576	$20,230	$2,863

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
     Federal Funds Sold, Securities Purchased Under Agreements to Resell, Loans to Other FHLBanks and Interest-Bearing Deposits. These investments are carried at cost. Substantially all of the Bank's interest-bearing deposits are over the FDIC insurance limit.
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

The Bank classifies certain other investments as trading and carries them at fair value. The Bank records changes in the fair value of these investments in other income (loss) in the statements of income. Although the securities are classified as trading, the Bank does not engage in speculative trading practices.
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
     Mortgage Loans Held for Portfolio. Through the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, the Bank invests in conventional residential mortgage loans. Under the MPF program, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) during the period from 1998 to mid-2003. The Bank resumed acquiring conventional mortgage loans under this program in 2016. Since 2016, all of the acquired mortgage loans were originated by certain of the Bank's member institutions that participate in the MPF program ("Participating Financial Institutions" or “PFIs”) and the Bank acquired a 100 percent interest in such loans. For loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in these loans that was retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement.
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

     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2018 and 2017, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $30,114,000 and $33,698,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $2,156,000, $2,212,000 and $2,124,000 during the years ended December 31, 2018, 2017 and 2016, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software, certain costs incurred in developing computer software for internal use, and implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. As of December 31, 2018 and 2017, the Bank had $4,727,000 and $3,264,000, respectively, in unamortized computer software costs included in other assets. Total software costs charged to expense were $6,996,000, $6,156,000 and $4,656,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Included in these total software costs was amortization of $1,681,000, $1,518,000 and $1,944,000, respectively.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $3,295,000 and $2,238,000 at December 31, 2018 and 2017, respectively, and are recorded as a reduction in the balance of consolidated obligation bonds on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $835,000, $846,000 and $1,261,000 during the years ended December 31, 2018, 2017 and 2016, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $4,586,000, $3,589,000 and $3,394,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2018, 2017 and 2016, respectively.
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
     Estimated Fair Values. Some of the Bank’s financial instruments (e.g., advances) lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing assumptions regarding interest rates, volatilities, prepayments, and other factors to perform present-value calculations when disclosing estimated fair values for these financial instruments. The Bank assumes that book value approximates fair value for certain financial instruments with three months or less to repricing or maturity. For a discussion of the Bank's valuation techniques for financial instruments measured at fair value on the statement of condition and the estimated fair values of all of its financial instruments, see Note 16.
     Cash Flows. The Bank considers cash and due from banks as cash and cash equivalents in the statements of cash flows.
Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2— Recently Issued Accounting Guidance
Guidance Adopted in 2018
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
Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which makes targeted improvements to existing U.S. GAAP by: (i) requiring certain equity investments to be measured at fair value with changes in fair value recognized in earnings, (ii) simplifying the impairment assessment of equity investments without readily determinable fair values, (iii) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iv) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the statement of condition or in the accompanying notes to the financial statements, (v) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities, (vi) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statement of condition, (vii) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and (viii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public business entities, the guidance in ASU 2016-01 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted for certain provisions. The Bank adopted ASU 2016-01 effective January 1, 2018. In conjunction with the adoption of ASU 2016-01, the Bank reclassified $12,082,000 of marketable equity securities (which consist solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans) from trading securities to other assets on January 1, 2018. Other than this reclassification, the adoption of ASU 2016-01 did not have any impact on the Bank's results of operations or financial condition.
Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which clarifies the guidance for classifying certain cash receipts and cash payments in the statement of cash flows. The guidance is intended to reduce existing diversity in practice regarding eight specific cash flow presentation issues. For public business entities, the guidance in ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption, including adoption in an interim period, was permitted. The guidance was to be applied using a retrospective transition method to each period presented. If it was impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied as if the change was made prospectively as of the earliest date practicable. The Bank adopted ASU 2016-15 on January 1, 2018. The adoption of this guidance did not have any impact on the Bank's statement of cash flows, nor did it have any impact on the Bank's results of operations or financial condition.
Restricted Cash. On November 17, 2016, the FASB issued ASU 2016-18, "Restricted Cash" ("ASU 2016-18"), which clarifies the guidance for classifying and presenting certain cash transfers, cash receipts and cash payments in the statement of cash flows. The guidance is intended to reduce existing diversity in practice regarding restricted cash and restricted cash equivalents. For public business entities, the guidance in ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption, including adoption in an interim period, was permitted. The guidance was to be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-18 on January 1, 2018 did not have any impact on the Bank's statement of cash flows, nor did it have any impact on the Bank's results of operations or financial condition.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"). ASU 2017-07 requires an employer to disaggregate the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost (net benefit cost). ASU 2017-07 requires an employer to report the service cost component in the same income statement line item as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Further, ASU 2017-07 allows only the service cost component of net benefit cost to be eligible for capitalization. For public business entities, the guidance in ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption was permitted as of the beginning of an annual period for which financial statements (interim or annual) had not been issued or made available for issuance. The amendments in ASU 2017-07 are to be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net benefit cost in assets. Subsequent to the adoption of ASU 2017-07 on January 1, 2018, the Bank continues to report the service cost component of its net periodic postretirement benefit cost in compensation and benefits expense. On and after January 1, 2018, the Bank reports the other components of net periodic postretirement benefit cost (which in aggregate were a credit of $55,000 for the year ended December 31, 2018) in "other, net" in the other income (loss) section of the statement of income. Because the components of the Bank's net periodic postretirement benefit cost other than the service cost component were insignificant for the years ended December 31, 2017 and 2016 (see Note 15), such amounts were not reclassified and are reported in compensation and benefits expense for those periods. The adoption of ASU 2017-07 did not have any impact on the Bank's financial condition.
Guidance Adopted in 2019
Leases. On February 25, 2016, the FASB issued ASU 2016-02 "Leases" (“ASU 2016-02”), which requires entities that lease assets (lessees) to recognize in the statement of condition assets and liabilities for the rights and obligations created by those leases. Specifically, ASU 2016-02 requires a lessee of operating or finance leases to recognize a right-of-use asset and a liability to make lease payments for leases with terms of more than 12 months. Lessor accounting will remain largely unchanged from current U.S. GAAP. ASU 2016-02 also requires extensive quantitative and qualitative disclosures to help financial statement users understand the amount, timing and uncertainty of cash flows arising from leases. For public business entities, the guidance in ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Bank). Early adoption was permitted. The Bank adopted ASU 2016-02 effective January 1, 2019. The adoption of this guidance did not have a material impact on the Bank's results of operations or financial condition.
Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"), which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. For public business entities, the guidance in ASU 2017-08 is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for the Bank), and interim periods within those fiscal years. Early adoption, including adoption in an interim period, was permitted. If an entity early adopted ASU 2017-08 in an interim period, any adjustments were to be reflected as of the beginning of the fiscal year that included that interim period. The guidance was to be applied using a modified retrospective transition approach, with the cumulative-effect adjustment recognized in retained earnings as of the beginning of the period of adoption. The Bank adopted ASU 2017-08 on January 1, 2019. The adoption of this guidance did not have any impact on the Bank's results of operations or financial condition.
Derivatives and Hedging. On August 28, 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the guidance provides for, but does not require, the use of a qualitative method of assessing hedge ineffectiveness. Among other things, the guidance also permits, but does not require, the following:

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

For public business entities, the guidance in ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for the Bank), and interim periods within those fiscal years. Early adoption, including adoption in an interim period, was permitted. If an entity early adopted ASU 2017-12 in an interim period, any adjustments were to be reflected as of the beginning of the fiscal year that included that interim period. For cash flow hedges existing on the date of adoption, an entity was required to eliminate the separate measurement of ineffectiveness in earnings by means of a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. Among other things, an entity could elect at transition to modify the measurement methodology for hedged items in existing fair value hedges to the benchmark rate component of the contractual coupon cash flows. The cumulative effect of applying this election was to be recognized as an adjustment to the basis adjustment of the hedged item recognized on the balance sheet with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required only prospectively.
The Bank adopted ASU 2017-12 effective January 1, 2019. At adoption, the Bank did not modify any of its then existing fair value or cash flow hedging relationships. Because the Bank had not had any ineffectiveness associated with its cash flow hedges, a cumulative effect adjustment relating to such hedges was not required. ASU 2017-12 will prospectively affect the Bank’s income statement presentation for fair value hedge ineffectiveness and, consequently, will result in more variability in the Bank's net interest income and, correspondingly, its total net gains (losses) on derivatives and hedging activities. This required change in presentation will not have any impact on the Bank's net income. Upon adoption, the Bank did not elect to change the way in which it assesses the effectiveness of its hedging relationships. The Bank is continuing to assess other opportunities that are available under the new guidance including, but not limited to, the use of the benchmark rate component to measure the hedged item in some of its fair value hedging relationships entered into after January 1, 2019 and the use of the last-of-layer method for its mortgage loans held for portfolio.
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
For entities that had not already adopted ASU 2017-12, the guidance in ASU 2018-16 was required to be adopted concurrently with the adoption of ASU 2017-12. The guidance is to be applied prospectively to qualifying new or redesignated hedging relationships entered into on and after the date of adoption. The Bank adopted ASU 2018-16 effective January 1, 2019. The adoption of this guidance did not have any impact on the Bank's results of operations or financial condition.
Guidance Not Yet Adopted
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
For public business entities that file with the Securities and Exchange Commission, the guidance in ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Bank), and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the amendments are adopted. However, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the date of adoption. The Bank intends to adopt ASU 2016-13 effective January 1, 2020. The adoption of this guidance is not currently expected to have a material impact on the Bank's results of operations or financial condition.
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
The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for the Bank). The new disclosure requirements and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. In addition, an entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 on January 1, 2020 will not have any impact on the Bank's results of operations or financial condition.
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

For public business entities, ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for the Bank). Early adoption is permitted, including adoption in any interim period. The guidance is to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this guidance on January 1, 2020 is not expected to have a material impact on the Bank's results of operations or financial condition.

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
U.S. Treasury Notes	$1,818,178	$102,148
Other	—	12,082
Total	$1,818,178	$114,230

Other trading securities at December 31, 2017 consisted solely of mutual fund investments associated with the Bank's non-qualified deferred compensation plans. As discussed in Note 2, these investments were reclassified to other assets effective January 1, 2018.
Net gains (losses) on trading securities during the years ended December 31, 2018, 2017 and 2016 included changes in net unrealized holding gain (loss) of $(1,160,000), $1,822,000 and $(182,000) for securities that were held on December 31, 2018, 2017 and 2016, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2018 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$447,365	$5,652	$21	$452,996
GSE obligations	5,610,796	77,868	1,831	5,686,833
Other	170,367	461	—	170,828
	6,228,528	83,981	1,852	6,310,657
GSE commercial MBS	9,477,647	73,052	36,201	9,514,498
Total	$15,706,175	$157,033	$38,053	$15,825,155
Included in the table above are GSE commercial MBS that were purchased in 2018 but which had not yet settled as of December 31, 2018. The aggregate amount due of $125,927,000 is included in other liabilities on the statement of condition at that date.
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
Included in the table above are GSE commercial MBS that were purchased in 2017 but which did not settle until 2018. The aggregate amount due of $157,980,000 as of December 31, 2017 is included in other liabilities on the statement of condition at that date.

Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments.
The following table summarizes (dollars in thousands) the available-for-sale securities with unrealized losses as of December 31, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	2	$59,050	$21	—	$—	$—	2	$59,050	$21
GSE obligations	4	224,072	1,831	—	—	—	4	224,072	1,831
GSE commercial MBS	105	3,523,623	35,435	7	38,844	766	112	3,562,467	36,201
Total	111	$3,806,745	$37,287	7	$38,844	$766	118	$3,845,589	$38,053

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

At December 31, 2018, the gross unrealized losses on the Bank’s available-for-sale securities were $38,053,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs or fully secured by collateral that is guaranteed by the U.S. government. As of December 31, 2018, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE commercial MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and
AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures were rated triple-A by Moody's and were not rated by S&P at that date. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at December 31, 2018 would not be settled at an amount less than the Bank's amortized cost bases in these investments. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at December 31, 2018 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by Moody's and S&P, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at December 31, 2018 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2018.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2018 and 2017 are presented below (in thousands).

	December 31, 2018		December 31, 2017
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$445,731	$446,227	$238,017	$238,292
Due after one year through five years	2,398,495	2,420,763	2,756,755	2,786,327
Due after five years through ten years	3,256,389	3,312,322	3,341,470	3,407,595
Due after ten years	127,913	131,345	219,955	224,391
	6,228,528	6,310,657	6,556,197	6,656,605
GSE commercial MBS	9,477,647	9,514,498	7,633,976	7,745,793
Total	$15,706,175	$15,825,155	$14,190,173	$14,402,398
Interest Rate Payment Terms. At December 31, 2018 and 2017, all of the Bank’s available-for-sale securities were fixed rate securities that were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the year ended December 31, 2018. During the year ended December 31, 2017, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $374,069,000. Proceeds from the sales totaled $375,468,000, resulting in net realized gains of $1,399,000. During the year ended December 31, 2016, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $2,650,291,000. Proceeds from the sales totaled $2,655,395,000, resulting in realized gains of $5,104,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2018 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$7,604	$—	$7,604	$11	$—	$7,615
State housing agency obligations	135,000	—	135,000	10	1,043	133,967
	142,604	—	142,604	21	1,043	141,582
Mortgage-backed securities
U.S. government-guaranteed residential MBS	475	—	475	1	—	476
GSE residential MBS	1,253,573	—	1,253,573	6,022	1,117	1,258,478
Non-agency residential MBS	76,294	10,667	65,627	13,222	694	78,155
	1,330,342	10,667	1,319,675	19,245	1,811	1,337,109
Total	$1,472,946	$10,667	$1,462,279	$19,266	$2,854	$1,478,691

Held-to-maturity securities as of December 31, 2017 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$10,774	$—	$10,774	$7	$20	$10,761
State housing agency obligations	160,000	—	160,000	537	304	160,233
	170,774	—	170,774	544	324	170,994
Mortgage-backed securities
U.S. government-guaranteed residential MBS	1,909	—	1,909	4	—	1,913
GSE residential MBS	1,655,625	—	1,655,625	12,336	1,630	1,666,331
Non-agency residential MBS	94,565	13,601	80,964	16,198	629	96,533
GSE commercial MBS	35,265	—	35,265	2	—	35,267
	1,787,364	13,601	1,773,763	28,540	2,259	1,800,044
Total	$1,958,138	$13,601	$1,944,537	$29,084	$2,583	$1,971,038
The following table summarizes (dollars in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2018. The unrealized losses include other-than-temporary impairments recorded in AOCI and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
State housing agency obligations	—	$—	$—	1	$33,957	$1,043	1	$33,957	$1,043
Mortgage-backed securities
GSE residential MBS	32	467,427	1,000	4	31,220	117	36	498,647	1,117
Non-agency residential MBS	3	12,346	295	10	29,070	1,487	13	41,416	1,782
Total	35	$479,773	$1,295	15	$94,247	$2,647	50	$574,020	$3,942
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

At December 31, 2018, the gross unrealized losses on the Bank’s held-to-maturity securities were $3,942,000, of which $1,782,000 were attributable to its holdings of non-agency (i.e., private label) residential MBS, $1,117,000 were attributable to securities that are issued and guaranteed by GSEs and $1,043,000 were attributable to a security issued by a state housing agency.
As of December 31, 2018, the U.S. government and the issuers of the Bank's holdings of GSE residential MBS were rated triple-A by Moody's and AA+ by S&P. Based upon the Bank's assessment of the strength of the GSEs' guarantees and the credit ratings assigned by Moody's and S&P, the Bank expects that its holdings of GSE residential MBS that were in an unrealized loss position at December 31, 2018 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. In addition, based upon the Bank’s assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by Moody's and S&P, the Bank expects that the state housing agency debenture that was in an unrealized loss position at December 31, 2018 would not be settled at an amount less than the Bank’s amortized cost basis in this investment. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2018.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency residential MBS ("RMBS"), generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2018 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 22 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of the end of each calendar quarter in 2018 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2018 assumed changes in home prices ranging from declines of 7 percent to increases of 14 percent over the 12-month period beginning October 1, 2018. For the vast majority of markets, the changes were projected to range from increases of 3 percent to 7 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired in 2018.

During the year ended December 31, 2016, one of the Bank's non-agency RMBS was determined to be other-than-temporarily impaired. In addition, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013.
The following table presents a rollforward for the years ended December 31, 2018, 2017 and 2016 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Year Ended December 31,
	2018	2017	2016
Balance of credit losses, beginning of year	$9,443	$10,515	$11,696
Credit losses on securities for which an other-than-temporary impairment was previously recognized	—	—	20
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(892)	(1,072)	(1,201)
Balance of credit losses, end of year	8,551	9,443	10,515
Cumulative principal shortfalls on securities held at end of year	(2,084)	(2,067)	(1,832)
Cumulative amortization of the time value of credit losses at end of year	802	590	444
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of year	$7,269	$7,966	$9,127
 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2018 and 2017 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2018			December 31, 2017
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$—	$—	$—	$1,425	$1,425	$1,427
Due after one year through five years	3,497	3,497	3,499	4,495	4,495	4,500
Due after five years through ten years	4,107	4,107	4,116	4,854	4,854	4,834
Due after ten years	135,000	135,000	133,967	160,000	160,000	160,233
	142,604	142,604	141,582	170,774	170,774	170,994
Mortgage-backed securities	1,330,342	1,319,675	1,337,109	1,787,364	1,773,763	1,800,044
Total	$1,472,946	$1,462,279	$1,478,691	$1,958,138	$1,944,537	$1,971,038
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $2,457,000 and $4,895,000 at December 31, 2018 and 2017, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2018 and 2017 (in thousands):

	2018	2017
Amortized cost of variable-rate held-to-maturity securities other than MBS	$142,604	$170,774
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	57	117
Collateralized mortgage obligations
Fixed-rate	135	220
Variable-rate	1,330,150	1,751,762
Variable-rate multi-family MBS	—	35,265
	1,330,342	1,787,364
Total	$1,472,946	$1,958,138

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2018 or 2017.
Sales of Securities. During the year ended December 31, 2018, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $97,596,000. Proceeds from the sales totaled $99,267,000, resulting in realized gains of $1,671,000. During the year ended December 31, 2017, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $158,806,000. Proceeds from the sales totaled $162,789,000, resulting in realized gains of $3,983,000. During the year ended December 31, 2016 the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $156,707,000. Proceeds from the sales totaled $157,647,000, resulting in realized gains of $940,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At December 31, 2018 and 2017, the Bank had advances outstanding at interest rates ranging from 0.88 percent to 8.27 percent and from 0.54 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	2018		2017
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$4,826	1.55%
Due in one year or less	21,718,709	2.49	23,950,598	1.42
Due after one year through two years	2,986,350	2.48	1,949,380	1.72
Due after two years through three years	1,272,214	2.42	1,837,705	1.94
Due after three years through four years	951,787	2.49	822,469	2.04
Due after four years through five years	632,862	2.84	1,194,696	1.84
Due after five years	13,230,406	2.42	6,709,037	1.58
Amortizing advances	—	—	—	—
Total par value	40,792,328	2.47%	36,468,711	1.52%
Premiums	12		23
Deferred net prepayment fees	(8,683)		(11,271)
Commitment fees	(108)		(116)
Hedging adjustments	10,264		3,177
Total	$40,793,813		$36,460,524
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2018 and 2017, the Bank had aggregate prepayable and callable advances totaling $10,446,628,000 and $9,684,619,000, respectively.
The following table summarizes advances outstanding at December 31, 2018 and 2017, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	2018	2017
Overdrawn demand deposit accounts	$—	$4,826
Due in one year or less	32,024,714	31,079,512
Due after one year through two years	2,434,821	1,551,397
Due after two years through three years	1,178,054	1,153,523
Due after three years through four years	848,047	704,904
Due after four years through five years	565,334	679,765
Due after five years	3,741,358	1,294,784
Amortizing advances	—	—
Total par value	$40,792,328	$36,468,711
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2018 and 2017, the Bank had putable advances outstanding totaling $3,094,300,000 and $1,113,500,000, respectively.
The following table summarizes advances at December 31, 2018 and 2017, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2018	2017
Overdrawn demand deposit accounts	$—	$4,826
Due in one year or less	24,612,509	24,524,599
Due after one year through two years	3,136,850	1,999,380
Due after two years through three years	1,312,214	1,845,205
Due after three years through four years	951,787	822,469
Due after four years through five years	611,662	1,159,696
Due after five years	10,167,306	6,112,536
Amortizing advances	—	—
Total par value	$40,792,328	$36,468,711
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, savings institutions and credit unions. No borrower represented more than 10 percent of advances outstanding at December 31, 2018, 2017 or 2016.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2018 and 2017 (in thousands):

	2018	2017
Fixed-rate
Due in one year or less	$21,558,023	$20,801,063
Due after one year	8,503,772	5,371,377
Total fixed-rate	30,061,795	26,172,440
Variable-rate
Due in one year or less	160,686	3,154,361
Due after one year	10,569,847	7,141,910
Total variable-rate	10,730,533	10,296,271
Total par value	$40,792,328	$36,468,711
At December 31, 2018 and 2017, 24 percent and 19 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2018, 2017 and 2016 were $1,807,000, $2,158,000 and $9,317,000, respectively. None of the gross advance prepayment fees received during the year ended December 31, 2018 were deferred. During the years ended December 31, 2017 and 2016, the Bank deferred $884,000 and $681,000 of the gross advance prepayment fees received during those years.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances during the years ended December 31, 2018 or 2016. During the year ended December 31, 2017, symmetrical prepayment advances with an aggregate par value of $17,000,000 were prepaid. The differences by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $194,000 and were recorded in prepayment fees on advances, net of the associated hedging adjustments on the advances.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). The following table presents information as of December 31, 2018 and 2017 for mortgage loans held for portfolio (in thousands):

	2018	2017
Fixed-rate medium-term* single-family mortgages	$10,885	$9,279
Fixed-rate long-term single-family mortgages	2,127,142	844,078
Premiums	45,259	22,123
Discounts	(1,757)	(212)
Deferred net derivative gains associated with mortgage delivery commitments	4,467	2,855
Total mortgage loans held for portfolio	2,185,996	878,123
Less: allowance for credit losses	(493)	(271)
Total mortgage loans held for portfolio, net of allowance for credit losses	$2,185,503	$877,852
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2018 and 2017 was comprised of government-guaranteed/insured loans totaling $15,880,000 and $19,228,000, respectively, and conventional loans totaling $2,122,147,000 and $834,129,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2018, 2017 and 2016, mortgage loan interest income was reduced by CE fees totaling $1,306,000, $345,000 and $28,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2018, 2017 and 2016, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $8,000, $10,000 and $14,000, respectively.

Note 8—Allowance for Credit Losses
The Bank has established an allowance methodology for each of its portfolio segments: advances and other extensions of credit to members/borrowers, collectively referred to as "extensions of credit to members"; government-guaranteed/insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National

Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2018 included all FDIC-insured institutions with average total assets as of December 31, 2017, 2016 and 2015 of less than $1.173 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
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
The members/borrowers that are granted specific collateral only status by the Bank are typically either insurance companies or members/borrowers with an investment grade credit rating from at least two nationally recognized statistical rating organizations ("NRSROs") that have requested this type of structure. Insurance companies are permitted to borrow only against the eligible collateral that is delivered to the Bank or a third-party custodian approved by the Bank, and insurance companies generally grant a security interest only in collateral they have delivered. Members/borrowers with an investment grade credit rating from at least two NRSROs may grant a security interest in, and would only be permitted to borrow against, delivered eligible securities and specifically identified, eligible first-lien mortgage loans. Such loans must be delivered to the Bank or a third-party custodian approved by the Bank, or the Bank and such member/borrower must otherwise take actions that ensure the priority of the Bank’s security interest in such loans. Investment grade rated members/borrowers that choose this option are subject to fewer provisions that allow the Bank to demand additional collateral or exercise other remedies based on the Bank’s discretion; however, the collateral they pledge is generally subject to larger haircuts (depending on the credit rating of the member/borrower from time to time) than are applied to similar types of collateral pledged by members under a blanket lien arrangement.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2018 or 2017.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2018 and 2017, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2018 and 2017, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
     Mortgage Loans — Government-guaranteed/Insured. The Bank’s government-guaranteed or government-insured fixed-rate mortgage loans are guaranteed or insured by the FHA or the DVA. Any losses from these loans are expected to be recovered from those entities. Any losses from these loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed or government-insured mortgage loans.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment (including accrued interest) by payment status for mortgage loans at December 31, 2018 and 2017 (dollars in thousands).

	December 31, 2018			December 31, 2017
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$11,241	$614	$11,855	$6,553	$983	$7,536
60-89 days delinquent	1,816	135	1,951	1,541	148	1,689
90 days or more delinquent	1,410	156	1,566	689	98	787
Total past due	14,467	905	15,372	8,783	1,229	10,012
Total current loans	2,166,660	15,139	2,181,799	853,653	18,203	871,856
Total mortgage loans	$2,181,127	$16,044	$2,197,171	$862,436	$19,432	$881,868
Other delinquency statistics:
In process of foreclosure(1)	$481	$77	$558	$212	$—	$212
Serious delinquency rate (2)	0.1%	1.0%	0.1%	0.1%	0.5%	0.1%
Past due 90 days or more and still accruing interest (3)	$—	$156	$156	$—	$98	$98
Nonaccrual loans	$1,410	$—	$1,410	$689	$—	$689
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
________________________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At December 31, 2018 and 2017, the Bank’s other assets included $7,000 and $49,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At December 31, 2018 and 2017, the Bank did not have any troubled debt restructurings related to mortgage loans. At these dates, the estimated value of the collateral securing each nonaccrual loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of the nonaccrual mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $493,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at December 31, 2018.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$271	$141	$141
Provision for credit losses	222	130	—
Balance, end of year	$493	$271	$141

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of December 31, 2018 and 2017 (in thousands).

	December 31,
	2018	2017
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$493	$271

Recorded investment
Individually evaluated for impairment	$1,410	$689
Collectively evaluated for impairment	2,179,717	861,747
	$2,181,127	$862,436

Note 9—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate, or a stepped fixed rate schedule, that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 1.75 percent, 0.89 percent and 0.28 percent during 2018, 2017 and 2016, respectively. None of the deposits are federally insured. For additional information regarding other interest-bearing deposits, see Note 13.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Interest-bearing
Demand and overnight	$816,322	$718,718
Term	147,650	124,972
Non-interest bearing (other)	20	19
Total deposits	$963,992	$843,709

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
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.032 trillion and $1.034 trillion at December 31, 2018 and 2017, respectively. The Bank was the primary obligor on approximately $68.0 billion and $64.1 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2018 and 2017 (in thousands, at par value).

	2018	2017
Variable-rate	$10,029,850	$15,295,000
Fixed-rate	15,606,555	12,680,675
Step-up	6,202,500	3,379,500
Step-down	275,000	175,000
Total par value	$32,113,905	$31,530,175
At December 31, 2018 and 2017, 90 percent and 89 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.
Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2018 and 2017, by contractual maturity (dollars in thousands):

	2018		2017
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$14,798,025	2.11%	$17,981,240	1.36%
Due after one year through two years	4,943,910	2.07	3,858,175	1.32
Due after two years through three years	4,093,605	2.12	2,389,140	1.65
Due after three years through four years	2,686,995	2.24	2,585,200	1.60
Due after four years through five years	2,641,210	2.92	1,920,285	1.86
Due after five years	2,950,160	2.58	2,796,135	2.26
Total par value	32,113,905	2.22%	31,530,175	1.51%
Premiums	2,241		6,194
Discounts	(1,295)		(1,655)
Debt issuance costs	(3,295)		(2,238)
Hedging adjustments	(179,627)		(155,618)
Total	$31,931,929		$31,376,858

At December 31, 2018 and 2017, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2018	2017
Non-callable bonds	$20,662,505	$25,228,675
Callable bonds	11,451,400	6,301,500
Total par value	$32,113,905	$31,530,175
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2018 and 2017, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2018	2017
Due in one year or less	$23,532,425	$23,978,740
Due after one year through two years	3,804,410	3,637,175
Due after two years through three years	1,931,605	1,614,140
Due after three years through four years	1,618,095	1,208,200
Due after four years through five years	971,210	855,285
Due after five years	256,160	236,635
Total par value	$32,113,905	$31,530,175
     Discount Notes. At December 31, 2018 and 2017, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2018	$35,731,713	$35,882,027	2.30%
December 31, 2017	$32,510,758	$32,574,035	1.17%

Note 11—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings before the contribution. There was no shortfall during the years ended December 31, 2018, 2017 or 2016. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2018, 2017 or 2016.
The Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock (see Note 14) to reported income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank relieves the AHP liability as members receive AHP grants. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to the AHP is based upon its year-to-date/annual income. In years where the Bank’s income before assessments (as adjusted for interest expense on mandatorily redeemable capital stock) is zero or less, the amount of the AHP assessment is typically equal to zero, and the Bank would not typically be entitled to a credit that could be used to reduce required contributions in future years.

The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance, beginning of year	$31,246	$22,871	$22,710
AHP assessment	22,097	16,710	8,831
Grants funded, net of recaptured amounts	(8,985)	(8,335)	(8,670)
Balance, end of year	$44,358	$31,246	$22,871

Note 12—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2018 or 2017.
The Bank's derivative transactions are executed either bilaterally or, if required, cleared through a third-party central clearinghouse. The Bank has entered into master agreements with each of its bilateral derivative counterparties that provide for the netting of all transactions with each of these counterparties. Under its master agreements with its non-member bilateral derivative counterparties, collateral is delivered (or returned) daily when certain thresholds (ranging from $50,000 to $500,000) are met. The Bank offsets the fair value amounts recognized for bilaterally traded derivatives executed with the same counterparty, including any cash collateral remitted to or received from the counterparty. When entering into derivative transactions with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions with members consists of collateral that is eligible to secure advances and other obligations under the member's Advances and Security Agreement with the Bank. The Bank is not required to pledge collateral to its members to secure derivative positions.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2018 and 2017 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2018

Assets

Derivatives
Bilateral derivatives	$35,923	$(26,074)	$9,849	$(3,380)	(2)	$6,469
Cleared derivatives	7,773	(7,744)	29	—		29
Total derivatives	43,696	(33,818)	9,878	(3,380)		6,498
Securities purchased under agreements to resell	6,215,000	—	6,215,000	(6,215,000)		—

Total assets	$6,258,696	$(33,818)	$6,224,878	$(6,218,380)		$6,498

Liabilities

Derivatives
Bilateral derivatives	$189,654	$(181,022)	$8,632	$—		$8,632
Cleared derivatives	45,025	(7,666)	37,359	(37,359)	(3)	—

Total liabilities	$234,679	$(188,688)	$45,991	$(37,359)		$8,632

December 31, 2017

Assets

Derivatives
Bilateral derivatives	$15,120	$(8,176)	$6,944	$(6,422)	(2)	$522
Cleared derivatives	225,852	(215,571)	10,281	—		10,281
Total derivatives	240,972	(223,747)	17,225	(6,422)		10,803
Securities purchased under agreements to resell	6,700,000	—	6,700,000	(6,700,000)		—

Total assets	$6,940,972	$(223,747)	$6,717,225	$(6,706,422)		$10,803

Liabilities

Derivatives
Bilateral derivatives	$155,703	$(145,537)	$10,166	$—		$10,166
Cleared derivatives	76,734	(75,940)	794	(794)	(4)	—

Total liabilities	$232,437	$(221,477)	$10,960	$(794)		$10,166

_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged other securities with an aggregate fair value of $675,188,000 at December 31, 2018 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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

Note 13—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of December 31, 2018, it was not a party to any forward rate agreements.
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
    The vast majority of the Bank's trading securities are fixed-rate U.S. Treasury Notes that were acquired with short remaining terms to maturity. To convert these fixed-rate investment securities to a short-term floating rate, the Bank entered into fixed-for-floating interest rate exchange agreements that are indexed to the OIS rate. These derivatives are treated as economic hedges.
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
A small portion of the Bank’s variable-rate advances may be subject to interest rate caps that would limit the variable-rate coupons if short-term interest rates rise above a predetermined level. To hedge the cap risk embedded in these advances, the Bank will generally enter into interest rate cap agreements. This type of hedge is treated as a fair value hedge.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at December 31, 2018 and 2017 (in thousands).

	December 31, 2018			December 31, 2017
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$7,171,033	$4,273	$36,521	$5,055,945	$27,829	$29,110
Available-for-sale securities	15,981,523	8,501	55,202	14,282,321	177,066	107,822
Consolidated obligation bonds	19,824,055	21,112	130,806	14,374,040	1,510	85,669
Consolidated obligation discount notes	865,000	—	2,480	505,000	18,512	33
Interest rate swaptions related to advances	—	—	—	2,000	44	—
Total derivatives designated as hedging instruments under ASC 815	43,841,611	33,886	225,009	34,219,306	224,961	222,634
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	2,500	—	—	7,500	11	—
Available-for-sale securities	3,156	—	10	2,993	2	2
Mortgage loans held for portfolio	150,600	158	198	—	—	—
Trading securities	1,713,000	5	39	—	—	—
Intermediary transactions	1,228,345	3,742	6,245	2,338,039	15,573	9,630
Other	425,000	1,425	—	325,000	219	—
Interest rate swaptions related to mortgage loans held for portfolio	185,000	1,234	—	—	—	—
Mortgage delivery commitments	11,687	62	—	20,304	31	—
Interest rate caps and floors
Held-to-maturity securities	1,000,000	6	—	1,200,000	4	—
Intermediary transactions	541,000	3,178	3,178	80,000	171	171
Total derivatives not designated as hedging instruments under ASC 815	5,260,288	9,810	9,670	3,973,836	16,011	9,803
Total derivatives before collateral and netting adjustments	$49,101,899	43,696	234,679	$38,193,142	240,972	232,437
Cash collateral and related accrued interest		(9,287)	(164,237)		(139,838)	(137,362)
Cash remitted in excess of variation margin requirements		(93)	(13)		—	(206)
Netting adjustments		(24,438)	(24,438)		(83,909)	(83,909)
Total collateral and netting adjustments(1)		(33,818)	(188,688)		(223,747)	(221,477)
Net derivative balances reported in statements of condition		$9,878	$45,991		$17,225	$10,960
________________________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Gain (Loss) Recognized in Earnings for the Year Ended December 31,
	2018	2017	2016
Derivatives and hedged items in ASC 815 fair value hedging relationships
Interest rate swaps	$1,866	$(3,414)	$11,663
Interest rate swaptions	(44)	(22)	49
Total net gain (loss) related to fair value hedge ineffectiveness	1,822	(3,436)	11,712
Derivatives not designated as hedging instruments under ASC 815
Net interest income (expense) on interest rate swaps	(1,389)	1,535	1,922
Interest rate swaps	(2,586)	3,730	(22,673)
Interest rate swaptions	(239)	—	—
Interest rate caps and floors	116	(255)	(478)
Mortgage delivery commitments	1,912	2,329	691
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(2,186)	7,339	(20,538)
Price alignment amount on variation margin for daily settled derivative contracts	(9,892)	765	—
Net gains (losses) on derivatives and hedging activities reported in the statements of income	$(10,256)	$4,668	$(8,826)
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in ASC 815 fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2018, 2017 and 2016 (in thousands).

Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Derivative Net Interest Income (Expense)(2)
Year ended December 31, 2018
Advances	$(8,157)	$8,145	$(12)	$17,492
Available-for-sale securities	157,605	(151,123)	6,482	22,474
Consolidated obligation bonds	(28,623)	23,975	(4,648)	(39,478)
Total	$120,825	$(119,003)	$1,822	$488

Year ended December 31, 2017
Advances	$42,276	$(42,041)	$235	$(31,950)
Available-for-sale securities	67,675	(73,433)	(5,758)	(104,042)
Consolidated obligation bonds	(9,989)	12,076	2,087	39,831
Total	$99,962	$(103,398)	$(3,436)	$(96,161)

Year ended December 31, 2016
Advances	$58,591	$(58,084)	$507	$(62,510)
Available-for-sale securities	306,325	(293,041)	13,284	(145,139)
Consolidated obligation bonds	(120,163)	118,084	(2,079)	56,185
Total	$244,753	$(233,041)	$11,712	$(151,464)
________________________________________

(1)	Reported as net gains (losses) on derivatives and hedging activities in the statements of income.

(2)
The net interest income (expense) associated with derivatives in ASC 815 fair value hedging relationships is reported in the statements of income in the interest income/expense line item for the indicated hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives in ASC 815 cash flow hedging relationships that were recognized in other comprehensive income and the gains (losses) reclassified from AOCI into earnings for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2016
Interest rate swaps related to anticipated issuances of consolidated obligation discount notes
Amount of gains (losses) recognized in other comprehensive income on derivatives (effective portion)	$(823)	$(2,570)	$17,748
Amount of gains (losses) reclassified from AOCI into interest expense (effective portion) (1)	$950	$(2,375)	$(3,479)
Amount of losses recognized in net gains (losses) on derivatives and hedging activities (ineffective portion)	$—	$—	$—
_____________________________

(1)	Represents net interest income (expense) associated with the derivatives.

For the years ended December 31, 2018, 2017 and 2016, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At December 31, 2018, $3,609,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At December 31, 2018, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.
  Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. The majority of the Bank's derivative transactions have been cleared through third-party central clearinghouses (as of December 31, 2018, the notional balance of cleared transactions outstanding totaled $30.1 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of December 31, 2018, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $18.1 billion and $0.9 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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
The Bank has two sub-classes of Class B Stock. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement. Daily, subject to the limitations in the Capital Plan, the Bank converts shares of one sub-class of Class B Stock to the other sub-class of Class B Stock under the following circumstances: (i) shares of Class B-2 Stock held by a shareholder in excess of its activity-based investment requirement are converted into Class B-1 Stock, if necessary, to meet that shareholder’s membership investment requirement and (ii) shares of Class B-1 Stock held by a shareholder in excess of the amount required to meet its membership investment requirement are converted into Class B-2 Stock as needed in order to satisfy that shareholder’s activity-based investment requirement.
Under the Bank's Capital Plan, the permissible range for the activity-based investment requirement is a range of 2.0 percent to 5.0 percent of members’ advances outstanding. The Bank’s Board of Directors may establish one or more separate advances investment requirement percentages (each an "advance type specific percentage") within the range described above to be applied to a specific category of advances in lieu of the generally applicable advances-related investment requirement percentage in effect at the time. Such category of advances may be defined as a particular advances product offering, advances with particular maturities or other features, advances that represent an increase in member borrowing, or such other criteria as the Bank’s Board of Directors may determine. Any advance type specific percentage may be established for an indefinite period of time, or for a specific time period, at the discretion of the Bank’s Board of Directors. Any changes to the activity-based investment requirement require at least 30 days advance notice to the Bank’s members.
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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during 2018, 2017 and 2016, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). During the years ended December 31, 2018, 2017 and 2016, the Bank repurchased surplus stock totaling $764,264,000, $423,322,000 and $312,647,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2018, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $5,501,000.

The following table presents total excess stock at December 31, 2018 and 2017 (in thousands).

	2018	2017
Excess stock
Capital stock	$575,205	$545,630
Mandatorily redeemable capital stock	975	5,096
Total	$576,180	$550,726
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2018 or 2017. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.
At all times during the three years ended December 31, 2018, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,159,443	$3,643,234	$831,553	$3,265,641
Total capital	$2,910,932	$3,643,234	$2,740,972	$3,265,641
Total capital-to-assets ratio	4.00%	5.01%	4.00%	4.77%
Leverage capital	$3,638,665	$5,464,851	$3,426,215	$4,898,462
Leverage capital-to-assets ratio	5.00%	7.51%	5.00%	7.15%
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
At December 31, 2018, the Bank had $6,979,000 in outstanding capital stock subject to mandatory redemption held by 8 institutions. As of December 31, 2017, the Bank had $5,941,000 in outstanding capital stock subject to mandatory redemption held by 15 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2018, 2017 and 2016, dividends on mandatorily redeemable capital stock in the amount of $101,000, $107,000 and $30,000, respectively, were recorded as interest expense in the statements of income.
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
The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2018 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2019	$243
2022	442
2023	6,294
Total	$6,979

The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2018, 2017 and 2016 (in thousands).

Balance, January 1, 2016	$8,929
Capital stock that became subject to mandatory redemption during the year	2,863
Redemption/repurchase of mandatorily redeemable capital stock	(8,413)
Stock dividends classified as mandatorily redeemable	38
Balance, December 31, 2016	3,417
Capital stock that became subject to mandatory redemption during the year	20,269
Mandatorily redeemable capital stock reclassified to equity during the year	(39)
Redemption/repurchase of mandatorily redeemable capital stock	(17,934)
Stock dividends classified as mandatorily redeemable	228
Balance, December 31, 2017	5,941
Capital stock that became subject to mandatory redemption during the year	6,688
Mandatorily redeemable capital stock reclassified to equity during the year	(112)
Redemption/repurchase of mandatorily redeemable capital stock	(5,675)
Stock dividends classified as mandatorily redeemable	137
Balance, December 31, 2018	$6,979
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
The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2018, 2017 and 2016:

	2018	2017	2016
Number of institutions, beginning of year	15	15	16
Due to mergers and acquisitions	1	2	4
Due to withdrawals	1	1	—
Due to liquidation	1	1	—
Recission of withdrawal notice	(1)	—	—
Terminations completed during the year	(9)	(4)	(5)
Number of institutions, end of year	8	15	15
The Bank did not receive any stock redemption notices in 2018, 2017 or 2016.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2017. For the plan years ended June 30, 2017 and 2016, the Bank's contributions did not represent more than 5 percent of the total contributions to the plan.
The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2018		2017		2016
Net pension cost charged to compensation and benefit expense for the year ended December 31	$5,200		$5,214		$4,518
Pentegra DB Plan funded status as of July 1	109.9%	(a)	111.8%	(b)	104.7%
Bank's funded status as of July 1	97.4%		97.7%		93.8%
____________

(a)
The Pentegra DB Plan's funded status as of July 1, 2018 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2018 through March 15, 2019. Contributions made during the period from July 1, 2018 through March 15, 2019 and designated for the plan year ended June 30, 2018 will be included in the final valuation as of July 1, 2018. The final funded status as of July 1, 2018 will not be available until the Form 5500 for the plan year July 1, 2018 through June 30, 2019 is filed (this Form 5500 is due to be filed no later than April 2020).

(b)
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

Prior to December 1, 2018, the Bank participated in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra DC Plan”), a tax-qualified defined contribution plan. Effective December 1, 2018, the Bank established the FHLBank of Dallas 401(k) Retirement Plan (the "FHLB Dallas DC Plan"), a tax-qualified defined contribution plan which replaced the Pentegra DC Plan for all active employees. In connection with the establishment of the FHLB Dallas DC Plan, substantially all active employee account balances were transferred from the Pentegra DC Plan to the FHLB Dallas DC Plan. The Bank’s contributions to the FHLB Dallas DC Plan (and, previously, the Pentegra DC Plan) are (were) equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2018, 2017 and 2016, the Bank contributed an aggregate amount of $1,440,000, $1,411,000 and $1,355,000, respectively, to these plans.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $5,528,000 and $4,377,000 at December 31, 2018 and 2017, respectively. Compensation and benefits expense includes accrued earnings (losses) on deferred employee compensation and Bank contributions totaling $(268,000), $585,000 and $302,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (losses) on those deferrals, was $2,671,000 and $2,334,000 at December 31, 2018 and 2017, respectively. Other operating expense includes accrued earnings (losses) on deferred director compensation totaling $(113,000), $192,000 and $108,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “SERP”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the SERP was established. Each participant’s benefit under the SERP consists of contributions that were made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the SERP. Contributions to the SERP are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation or current intention to make future contributions to the SERP. The Bank’s accrued liability under this plan was $4,062,000 and $5,322,000 at December 31, 2018 and 2017, respectively. The Bank did not make any contributions to the SERP during the years ended December 31, 2018, 2017 or 2016.
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

The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Change in APBO
APBO at beginning of year	$550	$838
Service cost	28	25
Interest cost	25	19
Actuarial loss (gain)	161	(204)
Participant contributions	180	178
Benefits paid	(378)	(306)
APBO at end of year	566	550
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid by the Bank	198	128
Participant contributions	180	178
Benefits paid	(378)	(306)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(566)	$(550)
Amounts recognized in AOCI at December 31, 2018 and 2017 consist of the following (in thousands):

	December 31,
	2018	2017
Net actuarial gain	$1,385	$1,646
Prior service cost	(109)	(129)
	$1,276	$1,517
The amounts in AOCI include $20,000 of prior service cost and $94,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit credit in 2019.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 4.1 percent for 2019. For 2018, 2017 and 2016, gross health care cost trend rates of 6.6 percent, 7.6 percent and 6.7 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.01 percent per year to a final rate of 3.8 percent in 2075 and thereafter. To compute the APBO at December 31, 2018 and 2017, weighted average discount rates of 4.10 percent and 3.74 percent were used. Weighted average discount rates of 3.74 percent, 3.12 percent and 3.08 percent were used to compute the net periodic benefit cost (credit) for 2018, 2017 and 2016, respectively.
Components of net periodic benefit cost (credit) for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Service cost	$28	$25	$23
Interest cost	25	19	28
Amortization of prior service cost	20	20	20
Amortization of net actuarial gain	(100)	(107)	(106)
Net periodic benefit credit	$(27)	$(43)	$(35)

Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization of prior service cost included in net periodic benefit cost	$20	$20	$20
Actuarial gain (loss)	(161)	204	8
Amortization of net actuarial gain included in net periodic benefit cost	(100)	(107)	(106)
Total changes in benefit obligations recognized in other comprehensive income	$(241)	$117	$(78)
A 1 percent increase in the health care cost trend rate would have increased the APBO at December 31, 2018 by $5,000 and reduced the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2018 by $10,000. Alternatively, a 1 percent decrease in the health care cost trend rate would have reduced the APBO at December 31, 2018 by $5,000 and increased the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2018 by $18,000.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2019	$95
2020	75
2021	86
2022	64
2023	49
2024-2028	58
$427

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

Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the years ended December 31, 2018 and 2017, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2018 and 2017. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
The valuation techniques used to measure the fair values of the Bank’s financial instruments that are measured at fair value on the statement of condition are described below.
         Trading and available-for-sale securities. To value its U.S. Treasury Notes classified as trading securities and all of its available-for-sale securities, the Bank obtains prices from three designated third-party pricing vendors when available.
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
As of December 31, 2018 and 2017, three vendor prices were received for substantially all of the Bank's trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
     Other assets held at fair value. To value its mutual fund investments included in other assets as of December 31, 2018 and trading securities as of December 31, 2017, the Bank obtained quoted prices for the mutual funds.

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2018 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$35,157	$35,157	$35,157	$—		$—		$—
Interest-bearing deposits	2,500,317	2,500,317	—	2,500,317		—		—
Securities purchased under agreements to resell	6,215,000	6,215,000	—	6,215,000		—		—
Federal funds sold	1,731,000	1,731,000	—	1,731,000		—		—
Trading securities (1)	1,818,178	1,818,178	—	1,818,178		—		—
Available-for-sale securities (1)	15,825,155	15,825,155	—	15,825,155		—		—
Held-to-maturity securities	1,462,279	1,478,691	—	1,400,536	(2)	78,155	(3)	—
Advances	40,793,813	40,720,636	—	40,720,636		—		—
Mortgage loans held for portfolio, net	2,185,503	2,161,720	—	2,161,720		—		—
Accrued interest receivable	152,670	152,670	—	152,670		—		—
Derivative assets (1)	9,878	9,878	—	43,696		—		(33,818)
Other assets held at fair value (1)	12,376	12,376	12,376	—		—		—

Liabilities:
Deposits	963,992	964,017	—	964,017		—		—
Consolidated obligations
Discount notes	35,731,713	35,723,208	—	35,723,208		—		—
Bonds	31,931,929	31,850,858	—	31,850,858		—		—
Mandatorily redeemable capital stock	6,979	6,979	6,979	—		—		—
Accrued interest payable	122,938	122,938	—	122,938		—		—
Derivative liabilities (1)	45,991	45,991	—	234,679		—		(188,688)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2018.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS and GSE RMBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

Note 17—Commitments and Contingencies
     Joint and several liability. As described in Note 10, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2018 and 2017, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $964 billion and $970 billion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other

FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
Other commitments and contingencies. At December 31, 2018 and 2017, the Bank had commitments to make additional advances totaling approximately $124,223,000 and $20,200,000, respectively. At December 31, 2018, all of the outstanding commitments to make additional advances expire in 2019.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $18,538,265,000 and $16,215,472,000 at December 31, 2018 and 2017, respectively. At December 31, 2018, outstanding letters of credit had original terms of up to 8 years with a final expiration in 2026. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $4,801,000 and $3,980,000 at December 31, 2018 and 2017, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
In late 2017 and June 2018, the Bank entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2018 and 2017, the Bank had outstanding standby bond purchase agreements totaling $449,890,000 and $207,663,000, respectively. At December 31, 2018, standby bond purchase agreements totaling $196,671,000 and $253,219,000 expire in 2022 and 2023, respectively. The Bank was not required to purchase any bonds under these agreements during the years ended December 31, 2018 or 2017.
At December 31, 2018 and 2017, the Bank had commitments to purchase conventional mortgage loans totaling $11,687,000 and $20,304,000, respectively, from certain of its PFIs.
At December 31, 2018 and 2017, the Bank had commitments to issue $20,000,000 and $55,000,000, respectively, of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at December 31, 2018, the Bank had commitments to issue $323,652,000 of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at December 31, 2017.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2018 and 2017, the Bank had pledged cash collateral of $163,887,000 and $137,201,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2018 and 2017, the Bank had pledged securities with carrying values (and fair values) of $712,547,000 and $747,230,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.
During the years ended December 31, 2018, 2017 and 2016, the Bank charged to operating expenses net rental costs of approximately $329,000, $370,000, and $394,000, respectively. Future minimum rentals at December 31, 2018, were as follows (in thousands):

Year	Premises	Equipment	Total
2019	$336	$48	$384
2020	296	48	344
2021	238	32	270
2022	242	—	242
2023	245	—	245
Thereafter	1,667	—	1,667
Total	$3,024	$128	$3,152

Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2018 were as follows (in thousands):

Year	Total
2019	$1,443
2020	1,369
2021	919
2022	223
2023	94
Total	$4,048
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 11, 12 and 15.

Note 18 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2018, nine of the Bank’s directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2018, 2017 or 2016.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2018 and 2017, advances outstanding to Directors’ Financial Institutions aggregated $792,946,000 and $1,376,896,000, respectively, representing 1.9 percent and 3.8 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from Directors’ Financial Institutions during the years ended December 31, 2018, 2017 or 2016. As of December 31, 2018 and 2017, capital stock outstanding to Directors’ Financial Institutions aggregated $54,440,000 and $83,008,000, respectively, representing 2.1 percent and 3.6 percent of the Bank’s outstanding capital stock at each of those dates. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, interest income on loans to other FHLBanks totaled $13,425 and $9,354, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2017	2016
Balance at January 1,	$290,000	$—
Loans made to:
FHLBank of San Francisco	—	290,000
FHLBank of Topeka	—	112,000
FHLBank of Boston	225,000	—
Collections from:
FHLBank of San Francisco	(290,000)	—
FHLBank of Topeka	—	(112,000)
FHLBank of Boston	(225,000)	—
Balance at December 31,	$—	$290,000
During the years ended December 31, 2018, 2017 and 2016, interest expense on borrowings from other FHLBanks totaled $75,783, $23,425 and $6,285, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
Balance at January 1,	$—	$—	$—
Borrowings from:
FHLBank of Chicago	—	—	450,000
FHLBank of Topeka	—	10,000	125,000
FHLBank of Boston	175,000	—	—
FHLBank of San Francisco	45,000	—	—
FHLBank of Cincinnati	500,000	—	—
FHLBank of Atlanta	—	250,000	—
FHLBank of Des Moines	500,000	—	—
FHLBank of Indianapolis	620,000	30,000	—
Repayments to:
FHLBank of Chicago	—	—	(450,000)
FHLBank of Topeka	—	(10,000)	(125,000)
FHLBank of Boston	(175,000)	—	—
FHLBank of San Francisco	(45,000)	—	—
FHLBank of Cincinnati	(500,000)	—	—
FHLBank of Atlanta	—	(250,000)	—
FHLBank of Des Moines	(500,000)	—	—
FHLBank of Indianapolis	(620,000)	(30,000)	—
Balance at December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2018, 2017 or 2016. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).

Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2018, 2017 or 2016.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2018
Balance at January 1, 2018	$212,225	$20,185	$(13,601)	$1,517	$220,326
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(950)	—	—	(950)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(80)	(80)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(93,245)	—	—	—	(93,245)
Unrealized losses on cash flow hedges	—	(823)	—	—	(823)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,934	—	2,934
Actuarial loss	—	—	—	(161)	(161)
Total other comprehensive income (loss)	(93,245)	(1,773)	2,934	(241)	(92,325)
Balance at December 31, 2018	$118,980	$18,412	$(10,667)	$1,276	$128,001

Year ended December 31, 2017
Balance at January 1, 2017	$58,587	$20,380	$(17,157)	$1,400	$63,210
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(1,399)	—	—	—	(1,399)
Losses on cash flow hedges included in interest expense	—	2,375	—	—	2,375
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(87)	(87)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	155,037	—	—	—	155,037
Unrealized losses on cash flow hedges	—	(2,570)	—	—	(2,570)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	3,556	—	3,556
Actuarial gain	—	—	—	204	204
Total other comprehensive income (loss)	153,638	(195)	3,556	117	157,116
Balance at December 31, 2017	$212,225	$20,185	$(13,601)	$1,517	$220,326

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2016
Balance at January 1, 2016	$(82,278)	$(847)	$(21,376)	$1,478	$(103,023)
Reclassifications from AOCI to net income
Reclassification adjustment for non-credit portion of other-than-temporary impairment losses on held-to-maturity securities recognized as credit losses in net income	—	—	12	—	12
Realized gains on sales of available-for-sale securities included in net income	(5,104)	—	—	—	(5,104)
Losses on cash flow hedges included in interest expense	—	3,479	—	—	3,479
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(86)	(86)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	145,969	—	—	—	145,969
Unrealized gains on cash flow hedges	—	17,748	—	—	17,748
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	(302)	—	(302)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	4,509	—	4,509
Actuarial gain	—	—	—	8	8
Total other comprehensive income (loss)	140,865	21,227	4,219	(78)	166,233
Balance at December 31, 2016	$58,587	$20,380	$(17,157)	$1,400	$63,210

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

10.19
Amendment to Registrant's Incentive Plans, effective as of August 3, 2016 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 3, 2016 and filed with the SEC on August 9, 2016, which exhibit is incorporated herein by reference).*

10.20	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.21	2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).*

10.22	2019 Executive Incentive Plan.

10.23
Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018). *

10.24
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018). *

10.25
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference). *

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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2018 and 2017, (ii) Statements of Income for the Years Ended December 31, 2018, 2017 and 2016, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016, (iv) Statements of Capital for the Years Ended December 31, 2018, 2017 and 2016, (v) Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2018.

*    Commission File No. 000-51405