Form 10-Q
period 2019-03-31
Federal Home Loan Bank of Dallas
filed 2019-05-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At May 3, 2019, the registrant had outstanding 25,564,636 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$47,497	$35,157
Interest-bearing deposits	1,256,255	2,500,317
Securities purchased under agreements to resell (Note 11)	5,515,000	6,215,000
Federal funds sold	2,125,000	1,731,000
Trading securities (Note 3)	3,592,104	1,818,178
Available-for-sale securities (Notes 4, 11 and 16) ($742,649 and $712,547 pledged at March 31, 2019 and December 31, 2018, respectively, which could be rehypothecated)	16,135,812	15,825,155
Held-to-maturity securities (a) (Note 5)	1,416,816	1,462,279
Advances (Notes 6 and 8)	36,096,595	40,793,813
Mortgage loans held for portfolio, net of allowance for credit losses of $611 and $493 at March 31, 2019 and December 31, 2018, respectively (Notes 7 and 8)	2,594,412	2,185,503
Accrued interest receivable	162,010	152,670
Premises and equipment, net	15,908	16,419
Derivative assets (Notes 11 and 12)	52,328	9,878
Other assets (including $12,341 and $12,376 of securities held at fair value at March 31, 2019 and December 31, 2018, respectively)	27,755	27,921
TOTAL ASSETS	$69,037,492	$72,773,290

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$792,026	$963,972
Non-interest bearing	20	20
Total deposits	792,046	963,992
Consolidated obligations (Note 9)
Discount notes	37,369,065	35,731,713
Bonds	26,746,361	31,931,929
Total consolidated obligations	64,115,426	67,663,642

Mandatorily redeemable capital stock	7,753	6,979
Accrued interest payable	134,076	122,938
Affordable Housing Program (Note 10)	45,736	44,358
Derivative liabilities (Notes 11 and 12)	20,090	45,991
Other liabilities (Note 4)	210,971	161,134
Total liabilities	65,326,098	69,009,034

Commitments and contingencies (Notes 8 and 16)

CAPITAL (Note 13)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 9,881,836 and 9,169,206 shares at March 31, 2019 and December 31, 2018, respectively	988,183	916,921
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 14,433,936 and 16,379,675 shares at March 31, 2019 and December 31, 2018, respectively	1,443,394	1,637,967
Total Class B Capital Stock	2,431,577	2,554,888
Retained earnings
Unrestricted	960,243	932,675
Restricted	160,372	148,692
Total retained earnings	1,120,615	1,081,367
Accumulated other comprehensive income (Note 19)	159,202	128,001
Total capital	3,711,394	3,764,256
TOTAL LIABILITIES AND CAPITAL	$69,037,492	$72,773,290
_____________________________

(a)	Fair values: $1,431,789 and $1,478,691 at March 31, 2019 and December 31, 2018, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
INTEREST INCOME
Advances	$237,864	$155,345
Prepayment fees on advances, net	124	1,981
Interest-bearing deposits	11,121	769
Securities purchased under agreements to resell	25,297	7,179
Federal funds sold	18,504	28,988
Trading securities	18,025	569
Available-for-sale securities	119,008	79,958
Held-to-maturity securities	11,053	10,232
Mortgage loans held for portfolio	23,094	8,622
Total interest income	464,090	293,643
INTEREST EXPENSE
Consolidated obligations
Bonds	190,768	128,145
Discount notes	196,251	94,536
Deposits	4,922	2,785
Mandatorily redeemable capital stock	52	25
Other borrowings	1	59
Total interest expense	391,994	225,550
NET INTEREST INCOME	72,096	68,093
Provision for mortgage loan losses	118	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	71,978	68,093

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	3,227	(2,348)
Net gains on derivatives and hedging activities	8,766	1,823
Net gains on other assets carried at fair value	913	13
Realized gains on sales of available-for-sale securities	440	—
Letter of credit fees	2,780	2,146
Other, net	851	640
Total other income	16,977	2,274
OTHER EXPENSE
Compensation and benefits	13,566	12,552
Other operating expenses	8,034	7,849
Finance Agency	1,183	963
Office of Finance	948	930
Discretionary grants and donations	38	1,388
Derivative clearing fees	296	309
Total other expense	24,065	23,991
INCOME BEFORE ASSESSMENTS	64,890	46,376
Affordable Housing Program assessment	6,494	4,640
NET INCOME	$58,396	$41,736
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
NET INCOME	$58,396	$41,736
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	52,263	40,399
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(440)	—
Unrealized gains (losses) on cash flow hedges	(20,390)	13,840
Reclassification adjustment for (gains) losses on cash flow hedges included in net income	(807)	310
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	593	773
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit credit	5	5
Amortization of net actuarial gain included in net periodic benefit credit	(23)	(26)
Total other comprehensive income	31,201	55,301
TOTAL COMPREHENSIVE INCOME	$89,597	$97,037

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2019	9,169	$916,921	16,380	$1,637,967	$932,675	$148,692	$1,081,367	$128,001	$3,764,256
Net transfers of shares between Class B-1 and Class B-2 Stock	5,329	532,841	(5,329)	(532,841)	—	—	—	—	—
Proceeds from sale of capital stock	3	342	3,383	338,268	—	—	—	—	338,610
Repurchase/redemption of capital stock	(4,786)	(478,639)	—	—	—	—	—	—	(478,639)
Shares reclassified to mandatorily redeemable capital stock	(23)	(2,326)	—	—	—	—	—	—	(2,326)
Adjustment to initially apply new lease accounting guidance (Note 2)	—	—	—	—	(25)	—	(25)	—	(25)
Comprehensive income
Net income	—	—	—	—	46,716	11,680	58,396	—	58,396
Other comprehensive income	—	—	—	—	—	—	—	31,201	31,201
Dividends on capital stock (a)
Cash	—	—	—	—	(66)	—	(66)	—	(66)
Mandatorily redeemable capital stock	—	—	—	—	(13)	—	(13)	—	(13)
Stock	190	19,044	—	—	(19,044)	—	(19,044)	—	—

BALANCE, MARCH 31, 2019	9,882	$988,183	14,434	$1,443,394	$960,243	$160,372	$1,120,615	$159,202	$3,711,394

BALANCE, JANUARY 1, 2018	8,534	$853,462	14,645	$1,464,475	$832,826	$108,937	$941,763	$220,326	$3,480,026
Net transfers of shares between Class B-1 and Class B-2 Stock	5,245	524,463	(5,245)	(524,463)	—	—	—	—	—
Proceeds from sale of capital stock	7	736	4,803	480,269	—	—	—	—	481,005
Repurchase/redemption of capital stock	(4,586)	(458,612)	—	—	—	—	—	—	(458,612)
Shares reclassified to mandatorily redeemable capital stock	(3)	(386)	—	—	—	—	—	—	(386)
Comprehensive income
Net income	—	—	—	—	33,388	8,348	41,736	—	41,736
Other comprehensive income	—	—	—	—	—	—	—	55,301	55,301
Dividends on capital stock (b)
Cash	—	—	—	—	(65)	—	(65)	—	(65)
Stock	110	10,999	—	—	(10,999)	—	(10,999)	—	—

BALANCE, March 31, 2018	9,307	$930,662	14,203	$1,420,281	$855,150	$117,285	$972,435	$275,627	$3,599,005

(a) Dividends were paid at annualized rates of 2.35 percent and 3.35 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2019.

(b) Dividends were paid at annualized rates of 1.33 percent and 2.33 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2018.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$58,396	$41,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	26,926	17,524
Concessions on consolidated obligations	1,669	1,113
Premises, equipment and computer software costs	1,058	919
Non-cash interest on mandatorily redeemable capital stock	50	22
Provision for mortgage loan losses	118	—
Gains on sales of available-for-sale securities	(440)	—
Net gains on other assets carried at fair value	(913)	(13)
Net losses (gains) on trading securities	(3,227)	2,348
Loss (gain) due to changes in net fair value adjustment on derivative and hedging activities	(289,965)	169,357
Increase in accrued interest receivable	(9,236)	(6,034)
Decrease (increase) in other assets	3,757	(3,371)
Increase in Affordable Housing Program (AHP) liability	1,378	928
Increase in accrued interest payable	11,160	7,790
Decrease in other liabilities	(5,924)	(9,754)
Total adjustments	(263,589)	180,829
Net cash provided by (used in) operating activities	(205,193)	222,565

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	1,281,703	(60,218)
Net decrease in securities purchased under agreements to resell	700,000	1,750,000
Net decrease (increase) in federal funds sold	(394,000)	1,105,000
Purchases of trading securities	(10,804,787)	—
Proceeds from sales of trading securities	8,841,671	—
Proceeds from maturities of trading securities	200,000	—
Purchases of available-for-sale securities	(507,626)	(766,072)
Proceeds from maturities of available-for-sale securities	180,799	33,102
Proceeds from sales of available-for-sale securities	411,145	—
Proceeds from maturities of held-to-maturity securities	46,317	80,732
Principal collected on advances	149,506,560	189,611,459
Advances made	(144,760,729)	(188,490,335)
Principal collected on mortgage loans held for portfolio	35,395	16,703
Purchases of mortgage loans held for portfolio	(443,923)	(158,773)
Purchases of premises, equipment and computer software	(663)	(1,002)
Net cash provided by investing activities	4,291,862	3,120,596

	For the Three Months Ended
	March 31,
	2019	2018
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	(171,768)	153,533
Net receipts (payments) on derivative contracts with financing elements	(73,692)	50,608
Net proceeds from issuance of consolidated obligations
Discount notes	65,649,636	80,172,581
Bonds	4,442,865	7,069,552
Debt issuance costs	(1,935)	(1,334)
Payments for maturing and retiring consolidated obligations
Discount notes	(64,037,381)	(86,049,099)
Bonds	(9,740,345)	(4,804,290)
Proceeds from issuance of capital stock	338,610	481,005
Payments for redemption of mandatorily redeemable capital stock	(1,614)	(5,517)
Payments for repurchase/redemption of capital stock	(478,639)	(458,612)
Cash dividends paid	(66)	(65)
Net cash used in financing activities	(4,074,329)	(3,391,638)

Net increase (decrease) in cash and cash equivalents	12,340	(48,477)
Cash and cash equivalents at beginning of the period	35,157	87,965
Cash and cash equivalents at end of the period	$47,497	$39,488

Supplemental Disclosures:
Interest paid	$353,761	$211,069
AHP payments, net	$5,116	$3,712
Stock dividends issued	$19,044	$10,999
Dividends paid through issuance of mandatorily redeemable capital stock	$13	$—
Variation margin recharacterized as settlement payments on derivative contracts (Note 11)	$—	$250,468
Net capital stock reclassified to mandatorily redeemable capital stock	$2,326	$386
Right-of-use assets acquired by lease	$2,539	$—

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
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2018. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 25, 2019 (the “2018 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2018 10-K.
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

Note 2—Recently Adopted Accounting Guidance
Leases. On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases" (“ASU 2016-02”), which requires entities that lease assets (lessees) to recognize in the balance sheet assets and liabilities for the rights and obligations created by those leases. Specifically, ASU 2016-02 requires a lessee of operating or finance leases to recognize a right-of-use asset and a liability to make lease payments for leases with terms of more than 12 months. Lessor accounting will remain largely unchanged from current U.S. GAAP. The guidance is to be applied using a retrospective transition method to each period presented or, alternatively, by recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The transition method allowing for a cumulative effect adjustment to the opening balance of retained earnings is provided by ASU 2018-11, "Leases: Targeted Improvements" ("ASU 2018-11"). ASU 2018-11 was issued by the FASB on July 30, 2018. ASU 2016-02 also requires extensive quantitative and qualitative disclosures to help financial statement users understand the amount, timing and uncertainty of cash flows arising from leases. For public business entities, the guidance in ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Bank). Early adoption was permitted. The Bank adopted ASU 2016-02 effective January 1, 2019. In conjunction with the adoption of ASU 2016-02 (as amended by ASU 2018-11), the Bank recorded (on January 1, 2019) a cumulative effect adjustment to retained earnings of $25,000 and right-of-use assets and lease liabilities approximating $2,500,000. These assets and liabilities are included in other assets and other liabilities, respectively. Because these amounts are insignificant, the Bank has not provided any quantitative or qualitative disclosures regarding its right-of-use assets and lease liabilities in these financial statements.
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
The Bank adopted ASU 2017-12 effective January 1, 2019. At adoption, the Bank did not modify any of its then existing fair value or cash flow hedging relationships. Because the Bank had not had any ineffectiveness associated with its cash flow hedges, a cumulative effect adjustment relating to such hedges was not required. The impact of recording fair value hedge ineffectiveness in the same line where the earnings effect of the hedged item is presented reduced net interest income by $9,340,000 and increased net gains on derivatives and hedging activities by an equal and offsetting amount for the three months ended March 31, 2019. The amended presentation and disclosure guidance was applied prospectively; prior period comparative financial information has not been reclassified to conform to the current period presentation. Upon adoption, the Bank did not elect to change the way in which it assesses the effectiveness of its hedging relationships. The Bank is continuing to assess other opportunities that are available under the new guidance including, but not limited to, the use of the benchmark rate component to measure the hedged item in some of its fair value hedging relationships entered into after March 31, 2019 and the use of the last-of-layer method for its mortgage loans held for portfolio.
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

Note 3—Trading Securities
Trading securities as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
U.S. Treasury Notes	$1,770,509	$1,818,178
U.S. Treasury Bills	1,821,595	—
Total	$3,592,104	$1,818,178

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of March 31, 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$451,916	$7,386	$—	$459,302
GSE obligations	5,552,561	86,879	2,181	5,637,259
Other	44,668	406	—	45,074
	6,049,145	94,671	2,181	6,141,635
GSE commercial mortgage-backed securities	9,915,864	95,947	17,634	9,994,177
Total	$15,965,009	$190,618	$19,815	$16,135,812
Included in the table above are GSE commercial mortgage-backed securities ("MBS") that were purchased but which had not yet settled as of March 31, 2019. The aggregate amount due of $179,106,000 is included in other liabilities on the statement of condition at that date.
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
Included in the table above are GSE commercial MBS that were purchased but which had not yet settled as of December 31, 2018. The aggregate amount due of $125,927,000 is included in other liabilities on the statement of condition at that date.
Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments.

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of March 31, 2019. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	3	$78,072	$461	2	$150,442	$1,720	5	$228,514	$2,181
GSE commercial MBS	59	1,888,462	10,052	27	890,440	7,582	86	2,778,902	17,634
Total	62	$1,966,534	$10,513	29	$1,040,882	$9,302	91	$3,007,416	$19,815

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2018. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	2	$59,050	$21	—	$—	$—	2	$59,050	$21
GSE debentures	4	224,072	1,831	—	—	—	4	224,072	1,831
GSE commercial MBS	105	3,523,623	35,435	7	38,844	766	112	3,562,467	36,201
Total	111	$3,806,745	$37,287	7	$38,844	$766	118	$3,845,589	$38,053

At March 31, 2019, the gross unrealized losses on the Bank’s available-for-sale securities were $19,815,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of March 31, 2019, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures are rated triple-A by Moody's and are not rated by S&P. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at March 31, 2019 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by Moody's and S&P, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at March 31, 2019 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2019.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2019 and December 31, 2018 are presented below (in thousands).

	March 31, 2019		December 31, 2018
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$224,002	$224,410	$445,731	$446,227
Due after one year through five years	2,438,116	2,459,969	2,398,495	2,420,763
Due after five years through ten years	3,305,261	3,372,974	3,256,389	3,312,322
Due after ten years	81,766	84,282	127,913	131,345
	6,049,145	6,141,635	6,228,528	6,310,657
GSE commercial MBS	9,915,864	9,994,177	9,477,647	9,514,498
Total	$15,965,009	$16,135,812	$15,706,175	$15,825,155

Interest Rate Payment Terms. At March 31, 2019 and December 31, 2018, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.
Sales of Securities. During the three months ended March 31, 2019, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $410,705,000. Proceeds from the sales totaled $411,145,000, resulting in realized gains of $440,000. There were no sales of available-for-sale securities during the three months ended March 31, 2018.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2019 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$7,106	$—	$7,106	$16	$—	$7,122
State housing agency obligations	135,000	—	135,000	10	588	134,422
	142,106	—	142,106	26	588	141,544
Mortgage-backed securities
U.S. government-guaranteed residential MBS	464	—	464	—	1	463
GSE residential MBS	1,210,755	—	1,210,755	4,741	1,848	1,213,648
Non-agency residential MBS	73,565	10,074	63,491	13,059	416	76,134
	1,284,784	10,074	1,274,710	17,800	2,265	1,290,245
Total	$1,426,890	$10,074	$1,416,816	$17,826	$2,853	$1,431,789

Held-to-maturity securities as of December 31, 2018 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$7,604	$—	$7,604	$11	$—	$7,615
State housing agency obligations	135,000	—	135,000	10	1,043	133,967
	142,604	—	142,604	21	1,043	141,582
Mortgage-backed securities
U.S. government-guaranteed residential MBS	475	—	475	1	—	476
GSE residential MBS	1,253,573	—	1,253,573	6,022	1,117	1,258,478
Non-agency residential MBS	76,294	10,667	65,627	13,222	694	78,155
	1,330,342	10,667	1,319,675	19,245	1,811	1,337,109
Total	$1,472,946	$10,667	$1,462,279	$19,266	$2,854	$1,478,691

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of March 31, 2019. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income ("AOCI") and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
State housing agency obligations	—	$—	$—	1	$34,412	$588	1	$34,412	$588
Mortgage-backed securities
U.S. government-guaranteed residential MBS	1	434	1	—	—	—	1	434	1
GSE residential MBS	40	580,718	1,728	3	25,096	120	43	605,814	1,848
Non-agency residential MBS	3	11,945	173	10	28,477	1,071	13	40,422	1,244
Total	44	$593,097	$1,902	14	$87,985	$1,779	58	$681,082	$3,681

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of December 31, 2018. The unrealized losses include other-than-temporary impairments recorded in AOCI and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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

At March 31, 2019, the gross unrealized losses on the Bank’s held-to-maturity securities were $3,681,000, of which $1,244,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS, $1,849,000 were attributable to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs and $588,000 were attributable to a security issued by a state housing agency.
As of March 31, 2019, the U.S. government and the issuers of the Bank’s holdings of GSE residential MBS (“RMBS”) were rated triple-A by Moody’s and AA+ by S&P. Based upon the credit ratings assigned by Moody's and S&P and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE RMBS, the Bank expects that its holdings of GSE RMBS that were in an unrealized loss position at March 31, 2019 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. In addition, based upon the Bank's assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by Moody's and S&P, the Bank expects that the state housing agency debenture that was in an unrealized loss position at March 31, 2019 would not be settled at an amount less than the Bank’s amortized cost basis in this investment. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2019.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2019 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 22 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of March 31, 2019 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of March 31, 2019 assumed changes in home prices ranging from declines of 6 percent to increases of 14 percent over the 12-month period beginning January 1, 2019. For the vast majority of markets, the changes were projected to range from increases of 2 percent to 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired at March 31, 2019.
During the year ended December 31, 2016, one of the Bank's non-agency RMBS was determined to be other-than-temporarily impaired. In addition, 14 of the Bank's non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013.
The following table presents a rollforward for the three months ended March 31, 2019 and 2018 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months Ended
	March 31,
	2019	2018
Balance of credit losses, beginning of period	$8,551	$9,443
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(193)	(240)
Balance of credit losses, end of period	8,358	9,203
Cumulative principal shortfalls on securities held at end of period	(2,105)	(2,048)
Cumulative amortization of the time value of credit losses at end of period	861	636
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$7,114	$7,791

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2019 and December 31, 2018 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2019			December 31, 2018
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$2,998	$2,998	$3,000	$3,497	$3,497	$3,499
Due after five years through ten years	4,108	4,108	4,122	4,107	4,107	4,116
Due after ten years	135,000	135,000	134,422	135,000	135,000	133,967
	142,106	142,106	141,544	142,604	142,604	141,582
Mortgage-backed securities	1,284,784	1,274,710	1,290,245	1,330,342	1,319,675	1,337,109
Total	$1,426,890	$1,416,816	$1,431,789	$1,472,946	$1,462,279	$1,478,691

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $2,334,000 and $2,457,000 at March 31, 2019 and December 31, 2018, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Amortized cost of variable-rate held-to-maturity securities other than MBS	$142,106	$142,604
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	52	57
Collateralized mortgage obligations
Fixed-rate	118	135
Variable-rate	1,284,614	1,330,150
	1,284,784	1,330,342
Total	$1,426,890	$1,472,946

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2018 or the three months ended March 31, 2019.
Sales of Securities. There were no sales of held-to-maturity securities during the three months ended March 31, 2019 or 2018.

Note 6—Advances
     Redemption Terms. At March 31, 2019 and December 31, 2018, the Bank had advances outstanding at interest rates ranging from 0.89 percent to 8.27 percent and 0.88 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	March 31, 2019		December 31, 2018
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$17,032,491	2.50%	$21,718,709	2.49%
Due after one year through two years	3,229,333	2.54	2,986,350	2.48
Due after two years through three years	986,411	2.53	1,272,214	2.42
Due after three years through four years	929,184	2.52	951,787	2.49
Due after four years through five years	819,127	2.92	632,862	2.84
Due after five years	13,049,950	2.46	13,230,406	2.42
Total par value	36,046,496	2.50%	40,792,328	2.47%

Premiums	11		12
Deferred net prepayment fees	(8,165)		(8,683)
Commitment fees	(106)		(108)
Hedging adjustments	58,359		10,264
Total	$36,096,595		$40,793,813
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2019 and December 31, 2018, the Bank had aggregate prepayable and callable advances totaling $10,523,968,000 and $10,446,628,000, respectively.
The following table summarizes advances outstanding at March 31, 2019 and December 31, 2018, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2019	December 31, 2018
Due in one year or less	$27,399,689	$32,024,714
Due after one year through two years	2,684,080	2,434,821
Due after two years through three years	919,299	1,178,054
Due after three years through four years	833,122	848,047
Due after four years through five years	691,029	565,334
Due after five years	3,519,277	3,741,358
Total par value	$36,046,496	$40,792,328

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2019 and December 31, 2018, the Bank had putable advances outstanding totaling $3,007,800,000 and $3,094,300,000, respectively.

The following table summarizes advances outstanding at March 31, 2019 and December 31, 2018, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2019	December 31, 2018
Due in one year or less	$19,894,791	$24,612,509
Due after one year through two years	3,331,833	3,136,850
Due after two years through three years	1,019,411	1,312,214
Due after three years through four years	929,184	951,787
Due after four years through five years	791,927	611,662
Due after five years	10,079,350	10,167,306
Total par value	$36,046,496	$40,792,328

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Fixed-rate
Due in one year or less	$16,651,106	$21,558,023
Due after one year	8,582,807	8,503,772
Total fixed-rate	25,233,913	30,061,795
Variable-rate
Due in one year or less	381,386	160,686
Due after one year	10,431,197	10,569,847
Total variable-rate	10,812,583	10,730,533
Total par value	$36,046,496	$40,792,328

At March 31, 2019 and December 31, 2018, 29 percent and 24 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended March 31, 2019 and 2018, gross advance prepayment fees received from members/borrowers were $193,000 and $1,642,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the three months ended March 31, 2019, a symmetrical prepayment advance with a par value of $5,000,000 was prepaid. The difference by which the par value of the advance exceeded its fair value, less the make-whole amount, totaled $68,000 and was recorded in prepayment fees on advances. There were no repayments of symmetrical prepayment advances during the three months ended March 31, 2018.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of March 31, 2019 and December 31, 2018 for mortgage loans held for portfolio (in thousands):

	March 31, 2019	December 31, 2018
Fixed-rate medium-term* single-family mortgages	$11,707	$10,885
Fixed-rate long-term single-family mortgages	2,525,719	2,127,142
Premiums	53,726	45,259
Discounts	(1,756)	(1,757)
Deferred net derivative gains associated with mortgage delivery commitments	5,627	4,467
Total mortgage loans held for portfolio	2,595,023	2,185,996
Less: allowance for credit losses	(611)	(493)
Total mortgage loans held for portfolio, net of allowance for credit losses	$2,594,412	$2,185,503
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at March 31, 2019 and December 31, 2018 was comprised of government-guaranteed/insured loans totaling $15,253,000 and $15,880,000, respectively, and conventional loans totaling $2,522,173,000 and $2,122,147,000, respectively.

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
During the three months ended March 31, 2019 and 2018, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2019 or December 31, 2018.

The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At March 31, 2019 and December 31, 2018, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2019 and December 31, 2018, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
 Mortgage Loans — Government-guaranteed or government-insured. The Bank’s government-guaranteed or government-insured fixed-rate mortgage loans are guaranteed or insured by the Federal Housing Administration or the Department of Veterans Affairs and were acquired through the MPF program (as more fully described in the Bank’s 2018 10-K) in periods prior to 2004. Any losses from these loans are expected to be recovered from those entities. Any losses from these loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed or government-insured mortgage loans. Government-guaranteed or government-insured loans are not placed on nonaccrual status.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment by payment status for mortgage loans at March 31, 2019 and December 31, 2018 (dollars in thousands).

	March 31, 2019			December 31, 2018
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$13,101	$634	$13,735	$11,241	$614	$11,855
60-89 days delinquent	2,645	17	2,662	1,816	135	1,951
90 days or more delinquent	2,359	213	2,572	1,410	156	1,566
Total past due	18,105	864	18,969	14,467	905	15,372
Total current loans	2,575,279	14,544	2,589,823	2,166,660	15,139	2,181,799
Total mortgage loans	$2,593,384	$15,408	$2,608,792	$2,181,127	$16,044	$2,197,171

Other delinquency statistics:
In process of foreclosure (1)	$1,044	$—	$1,044	$481	$77	$558
Serious delinquency rate (2)	0.1%	1.4%	0.1%	0.1%	1.0%	0.1%
Past due 90 days or more and still accruing interest (3)	$—	$213	$213	$—	$156	$156
Nonaccrual loans	$2,359	$—	$2,359	$1,410	$—	$1,410
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At March 31, 2019 and December 31, 2018, the Bank’s other assets included $27,000 and $7,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At March 31, 2019 and December 31, 2018, the Bank did not have any troubled debt restructurings related to mortgage loans. At these dates, the estimated value of the collateral securing each nonaccrual loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of the nonaccrual mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $611,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at March 31, 2019.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Balance, beginning of period	$493	$271
Provision for credit losses	118	—
Balance, end of period	$611	$271

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019	December 31, 2018
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$611	$493

Recorded investment
Individually evaluated for impairment	$2,359	$1,410
Collectively evaluated for impairment	2,591,025	2,179,717
	$2,593,384	$2,181,127

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.011 trillion and $1.032 trillion at March 31, 2019 and December 31, 2018, respectively. The Bank was the primary obligor on $64.3 billion and $68.0 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2019 and December 31, 2018 (in thousands, at par value).

	March 31, 2019	December 31, 2018
Fixed-rate	$17,595,925	$15,606,555
Variable-rate	5,248,000	10,029,850
Step-up	3,697,500	6,202,500
Step-down	275,000	275,000
Total par value	$26,816,425	$32,113,905

At March 31, 2019 and December 31, 2018, 80 percent and 90 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2019 and December 31, 2018, by contractual maturity (dollars in thousands):

	March 31, 2019		December 31, 2018
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$10,497,705	2.14%	$14,798,025	2.11%
Due after one year through two years	4,335,200	2.11	4,943,910	2.07
Due after two years through three years	4,228,190	2.24	4,093,605	2.12
Due after three years through four years	2,958,850	2.31	2,686,995	2.24
Due after four years through five years	1,688,060	2.81	2,641,210	2.92
Due after five years	3,108,420	2.62	2,950,160	2.58
Total par value	26,816,425	2.27%	32,113,905	2.22%

Premiums	1,914		2,241
Discounts	(1,031)		(1,295)
Debt issuance costs	(3,561)		(3,295)
Hedging adjustments	(67,386)		(179,627)
Total	$26,746,361		$31,931,929

At March 31, 2019 and December 31, 2018, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2019	December 31, 2018
Non-callable bonds	$17,710,425	$20,662,505
Callable bonds	9,106,000	11,451,400
Total par value	$26,816,425	$32,113,905

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2019 and December 31, 2018, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2019	December 31, 2018
Due in one year or less	$18,996,705	$23,532,425
Due after one year through two years	3,320,200	3,804,410
Due after two years through three years	1,636,190	1,931,605
Due after three years through four years	1,682,850	1,618,095
Due after four years through five years	859,060	971,210
Due after five years	321,420	256,160
Total par value	$26,816,425	$32,113,905

     Discount Notes. At March 31, 2019 and December 31, 2018, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2019	$37,369,065	$37,533,190	2.39%

December 31, 2018	$35,731,713	$35,882,027	2.30%

Note 10—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$44,358	$31,246
AHP assessment	6,494	4,640
Grants funded, net of recaptured amounts	(5,116)	(3,712)
Balance, end of period	$45,736	$32,174

Note 11—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of March 31, 2019 or December 31, 2018.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of March 31, 2019 and December 31, 2018 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
March 31, 2019

Assets

Derivatives
Bilateral derivatives	$25,345	$(17,070)	$8,275	$(4,185)	(2)	$4,090
Cleared derivatives	48,099	(4,046)	44,053	—		44,053
Total derivatives	73,444	(21,116)	52,328	(4,185)		48,143
Securities purchased under agreements to resell	5,515,000	—	5,515,000	(5,515,000)		—

Total assets	$5,588,444	$(21,116)	$5,567,328	$(5,519,185)		$48,143

Liabilities

Derivatives
Bilateral derivatives	$148,753	$(134,076)	$14,677	$—		$14,677
Cleared derivatives	9,466	(4,053)	5,413	(5,413)	(3)	—

Total liabilities	$158,219	$(138,129)	$20,090	$(5,413)		$14,677

December 31, 2018

Assets

Derivatives
Bilateral derivatives	$35,923	$(26,074)	$9,849	$(3,380)	(2)	$6,469
Cleared derivatives	7,773	(7,744)	29	—		29
Total derivatives	43,696	(33,818)	9,878	(3,380)		6,498
Securities purchased under agreements to resell	6,215,000	—	6,215,000	(6,215,000)		—

Total assets	$6,258,696	$(33,818)	$6,224,878	$(6,218,380)		$6,498

Liabilities

Derivatives
Bilateral derivatives	$189,654	$(181,022)	$8,632	$—		$8,632
Cleared derivatives	45,025	(7,666)	37,359	(37,359)	(4)	—

Total liabilities	$234,679	$(188,688)	$45,991	$(37,359)		$8,632
_____________________________

(1)
Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged other securities with an aggregate fair value of $737,236,000 at March 31, 2019 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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

Note 12—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of March 31, 2019, it was not a party to any forward rate agreements.
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
Approximately one-half of the Bank's trading securities are fixed-rate U.S. Treasury Notes that were acquired with short remaining terms to maturity. To convert some of these fixed-rate investment securities to a short-term floating rate, the Bank entered into fixed-for-floating interest rate exchange agreements that are indexed to the overnight index swap ("OIS") rate. These derivatives are treated as economic hedges.
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
As discussed in Note 2, effective January 1, 2019, the Bank adopted ASU 2017-12, which, among other things, impacts the presentation of gains/losses on derivatives and hedging activities for qualifying hedges.
Beginning January 1, 2019, any fair value hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) and the net interest income/expense associated with that derivative are recorded in the same line item as the earnings effect of the hedged item (that is, interest income on advances, interest income on available-for-sale securities or interest expense on consolidated obligation bonds, as appropriate). Prior to January 1, 2019, any fair value hedge ineffectiveness was recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities” while the net interest income/expense associated with the derivative was recorded as a component of net interest income.
On and after January 1, 2019, all changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in AOCI until earnings are affected by the variability of the cash flows of the hedged transaction, at which time these amounts are reclassified from AOCI to the income statement line where the earnings effect of the hedged item is reported (e.g., interest expense on consolidated obligation discount notes). Prior to January 1, 2019, changes in the fair value of a derivative that was designated and qualified as a cash flow hedge, to the extent that the hedge was effective, were recorded in AOCI until earnings were affected by the variability of the cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge (which represented the amount by which the change in the fair value of the derivative differed from the change in fair value of a hypothetical derivative having terms that match identically the critical terms of the hedged forecasted transaction) was recognized in other income (loss) as “net gains (losses) on derivatives and hedging activities.”
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
In all cases in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the statement of condition, recognizing any additional changes in the fair value of the derivative in current period earnings as a component of "net gains (losses) on derivatives and hedging activities."
When fair value hedge accounting for a specific derivative is discontinued due to the Bank’s determination that such derivative no longer qualifies for hedge accounting treatment or because the derivative is terminated, the Bank will cease to adjust the hedged asset or liability for changes in fair value and amortize the cumulative basis adjustment on the formerly hedged item into earnings over its remaining term using the level-yield method. The amortization is recorded in the same line item as the earnings effect of the formerly hedged item.
When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.
When cash flow hedge accounting for a specific derivative is discontinued due to the Bank's determination that such derivative no longer qualifies for hedge accounting treatment or because the derivative is terminated, the Bank will reclassify the cumulative fair value gains or losses recorded in AOCI as of the discontinuance date from AOCI into earnings when earnings are affected by the original forecasted transaction. If the Bank expects at any time that continued reporting of a net loss in AOCI would lead to recognizing a net loss on the combination of the hedging instrument and hedged transaction in one or more future periods, the amount that is not expected to be recovered is immediately reclassified to earnings. These items are recorded in the same income statement line where the earnings effect of the hedged item is reported.
In cases where the cash flow hedge is discontinued because the forecasted transaction is no longer probable (i.e., the forecasted transaction will not occur in the originally expected period or within an additional two-month period of time thereafter), any fair value gains or losses recorded in AOCI as of the determination date are immediately reclassified to earnings as a component of "net gains (losses) on derivatives and hedging activities."

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019			December 31, 2018
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$7,437,559	$6,630	$54,700	$7,171,033	$4,273	$36,521
Available-for-sale securities	15,941,072	41,393	15,717	15,981,523	8,501	55,202
Consolidated obligation bonds	17,154,740	15,653	75,309	19,824,055	21,112	130,806
Consolidated obligation discount notes	913,000	2,817	—	865,000	—	2,480
Total derivatives designated as hedging instruments under ASC 815	41,446,371	66,493	145,726	43,841,611	33,886	225,009
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	—	—	—	2,500	—	—
Available-for-sale securities	3,156	6	—	3,156	—	10
Mortgage loans held for portfolio	160,600	125	755	150,600	158	198
Trading securities	1,163,000	94	—	1,713,000	5	39
Intermediary transactions	1,177,771	4,309	9,941	1,228,345	3,742	6,245
Other	425,000	—	787	425,000	1,425	—
Interest rate swaptions related to mortgage loans held for portfolio	215,000	1,269	—	185,000	1,234	—
Mortgage delivery commitments	23,114	137	—	11,687	62	—
Interest rate caps and floors
Held-to-maturity securities	750,000	1	—	1,000,000	6	—
Intermediary transactions	363,000	1,010	1,010	541,000	3,178	3,178
Total derivatives not designated as hedging instruments under ASC 815	4,280,641	6,951	12,493	5,260,288	9,810	9,670
Total derivatives before collateral and netting adjustments	$45,727,012	73,444	158,219	$49,101,899	43,696	234,679

Cash collateral and related accrued interest		(9,487)	(126,492)		(9,287)	(164,237)
Cash received or remitted in excess of variation margin requirements		—	(8)		(93)	(13)
Netting adjustments		(11,629)	(11,629)		(24,438)	(24,438)
Total collateral and netting adjustments(1)		(21,116)	(138,129)		(33,818)	(188,688)
Net derivative balances reported in statements of condition		$52,328	$20,090		$9,878	$45,991
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three months ended March 31, 2019 and 2018 (in thousands).

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Net Gains (Losses) on Derivatives and Hedging Activities	Other Comprehensive Income (Loss)
Three Months Ended March 31, 2019

Total amount of the financial statement line item	$237,864	$119,008	$(190,768)	$(196,251)	$8,766	$31,201

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(35,083)	$(283,861)	$93,225	$—	$—	$—
Hedged items	48,096	298,786	(112,240)	—	—	—
Net gains (losses) on fair value hedging relationships	$13,013	$14,925	$(19,015)	$—	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$807	$—	$(807)
Recognized in OCI	—	—	—	—	—	(20,390)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$807	$—	$(21,197)

Three Months Ended March 31, 2018 (1)

Total amount of the financial statement line item	$155,345	$79,958	$(128,145)	$(94,536)	$1,823	$55,301

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(1,698)	$(11,682)	$1,765	$—	$232,203	$—
Hedged items (2)	—	—	—	—	(220,298)	—
Net gains (losses) on fair value hedging relationships	$(1,698)	$(11,682)	$1,765	$—	$11,905	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(310)	$—	$310
Recognized in OCI	—	—	—	—	—	13,840
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(310)	$—	$14,150

_____________________________

(1)	Prior period amounts have not been reclassified to conform to the new hedge accounting presentation requirements which became effective on January 1, 2019.

(2)	Excludes amortization/accretion on closed fair value relationships.
For the three months ended March 31, 2019 and 2018, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At March 31, 2019, $1,940,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At March 31, 2019, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of March 31, 2019.

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
Advances	$7,487,138	$52,353	$6,006	$58,359
Available-for-sale securities	15,965,009	(151,980)	(1,079)	(153,059)
Consolidated obligation bonds	(17,189,554)	67,969	(583)	67,386
_____________________________

(1)	Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.

(2)	Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three months ended March 31, 2019 and 2018 (in thousands).

	Gain (Loss) Recognized in Other Income for the
	Three Months Ended March 31,
	2019	2018
Derivatives and hedged items in ASC 815 fair value hedging relationships(1)
Interest rate swaps	$—	$11,880
Interest rate swaptions	—	25
Total net gain related to fair value hedge ineffectiveness	—	11,905
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	8,565	(9,028)
Net interest income (expense) on interest rate swaps	(1,023)	175
Interest rate swaptions	(229)	—
Interest rate caps and floors	85	11
Mortgage delivery commitments	1,261	51
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	8,659	(8,791)
Price alignment amount on variation margin for daily settled derivative contracts(2)	107	(1,291)
Net gains on derivatives and hedging activities reported in other income	$8,766	$1,823
_____________________________

(1)	For the three months ended March 31, 2019, all of the effects of derivatives and associated hedged items in ASC 815 fair value hedging relationships are reported in net interest income.

(2)
The amount reported for the three months ended March 31, 2019 reflects the price alignment amount on variation margin for daily settled derivative contracts that are not designated as hedging instruments under ASC 815. The price alignment amount on variation margin for daily settled derivative contracts that are designated as hedging instruments under ASC 815 is recorded in the same line item as the earnings effect of the hedged item. The amount reported for the three months ended March 31, 2018 reflects the price alignment amount on variation margin for all daily settled derivative contracts.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The majority of the Bank's derivative contracts have been cleared through third-party central clearinghouses (as of March 31, 2019, the notional balance of cleared transactions outstanding totaled $29.8 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of March 31, 2019, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $15.1 billion and $0.8 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.

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

Note 13—Capital
At all times during the three months ended March 31, 2019, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,044,976	$3,559,945	$1,159,443	$3,643,234
Total capital	$2,761,500	$3,559,945	$2,910,932	$3,643,234
Total capital-to-assets ratio	4.00%	5.16%	4.00%	5.01%
Leverage capital	$3,451,875	$5,339,918	$3,638,665	$5,464,851
Leverage capital-to-assets ratio	5.00%	7.73%	5.00%	7.51%
Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2018, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.1 percent of outstanding advances, except as described below.
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
The Bank generally repurchases surplus stock quarterly. For the repurchase that occurred during the three months ended March 31, 2019, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 26, 2019, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 26, 2019, the Bank repurchased surplus stock totaling $202,498,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 26, 2019, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $1,596,000.

Note 14—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Service cost	$7	$5
Interest cost	5	5
Amortization of prior service cost	5	5
Amortization of net actuarial gain	(23)	(26)
Net periodic benefit credit	$(6)	$(11)

The Bank reports the service cost component of its net periodic postretirement benefit cost (credit) in compensation and benefits expense and the other components of net periodic postretirement benefit cost (credit) in "other, net" in the other income (loss) section of the statement of income.

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the three months ended March 31, 2019 and 2018, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2019 and December 31, 2018. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of March 31, 2019 and December 31, 2018, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2019 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$47,497	$47,497	$47,497	$—		$—		$—
Interest-bearing deposits	1,256,255	1,256,255	—	1,256,255		—		—
Securities purchased under agreements to resell	5,515,000	5,515,000	—	5,515,000		—		—
Federal funds sold	2,125,000	2,125,000	—	2,125,000		—		—
Trading securities (1)	3,592,104	3,592,104	—	3,592,104		—		—
Available-for-sale securities (1)	16,135,812	16,135,812	—	16,135,812		—		—
Held-to-maturity securities	1,416,816	1,431,789	—	1,355,655	(2)	76,134	(3)	—
Advances	36,096,595	36,066,088	—	36,066,088		—		—
Mortgage loans held for portfolio, net	2,594,412	2,604,052	—	2,604,052		—		—
Accrued interest receivable	162,010	162,010	—	162,010		—		—
Derivative assets (1)	52,328	52,328	—	73,444		—		(21,116)
Other assets held at fair value (1)	12,341	12,341	12,341	—		—		—

Liabilities:
Deposits	792,046	792,101	—	792,101		—		—
Consolidated obligations
Discount notes	37,369,065	37,362,270	—	37,362,270		—		—
Bonds	26,746,361	26,712,206	—	26,712,206		—		—
Mandatorily redeemable capital stock	7,753	7,753	7,753	—		—		—
Accrued interest payable	134,076	134,076	—	134,076		—		—
Derivative liabilities (1)	20,090	20,090	—	158,219		—		(138,129)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of March 31, 2019.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations, U.S. government-guaranteed RMBS and GSE RMBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

Note 16—Commitments and Contingencies

Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At March 31, 2019, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $947 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At March 31, 2019 and December 31, 2018, the Bank had commitments to make additional advances totaling approximately $9,323,000 and $124,223,000, respectively. In addition, outstanding standby letters of credit totaled $18,716,053,000 and $18,538,265,000 at March 31, 2019 and December 31, 2018, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
In late 2017 and June 2018, the Bank entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At both March 31, 2019 and December 31, 2018, the Bank had outstanding standby bond purchase agreements totaling $449,890,000, of which $196,671,000 and $253,219,000 expire in 2022 and 2023, respectively. The Bank was not required to purchase any bonds under these agreements during the three months ended March 31, 2019 or the year ended December 31, 2018.
At March 31, 2019 and December 31, 2018, the Bank had commitments to purchase conventional mortgage loans totaling $23,114,000 and $11,687,000, respectively, from certain of its members that participate in the MPF program.
At March 31, 2019 and December 31, 2018, the Bank had commitments to issue $300,000,000 and $20,000,000, respectively, of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at March 31, 2019 and December 31, 2018, the Bank had commitments to issue $342,121,000 and $323,652,000 (par value) of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of March 31, 2019 and December 31, 2018, the Bank had pledged cash collateral of $126,245,000 and $163,887,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of March 31, 2019 and December 31, 2018, the Bank had pledged securities with carrying values (and fair values) of $742,649,000 and $712,547,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Note 18 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the three months ended March 31, 2019 or 2018.
During the three months ended March 31, 2019 and 2018, interest expense on borrowings from other FHLBanks totaled $669 and $58,264, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of Indianapolis	10,000	300,000
FHLBank of Boston	—	175,000
FHLBank of Cincinnati	—	500,000
FHLBank of Des Moines	—	500,000
Repayments to:
FHLBank of Indianapolis	(10,000)	(300,000)
FHLBank of Boston	—	(175,000)
FHLBank of Cincinnati	—	(500,000)
FHLBank of Des Moines	—	(500,000)
Balance at March 31,	$—	$—

Note 19 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three months ended March 31, 2019 and 2018 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended March 31, 2019
Balance at January 1, 2019	$118,980	$18,412	$(10,667)	$1,276	$128,001
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(440)	—	—	—	(440)
Gains on cash flow hedges included in interest expense	—	(807)	—	—	(807)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(18)	(18)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	52,263	—	—	—	52,263
Unrealized losses on cash flow hedges	—	(20,390)	—	—	(20,390)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	593	—	593
Total other comprehensive income (loss)	51,823	(21,197)	593	(18)	31,201
Balance at March 31, 2019	$170,803	$(2,785)	$(10,074)	$1,258	$159,202

Three Months Ended March 31, 2018
Balance at January 1, 2018	$212,225	$20,185	$(13,601)	$1,517	$220,326
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	310	—	—	310
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(21)	(21)
Other amounts of other comprehensive income
Net unrealized gains on available-for-sale securities	40,399	—	—	—	40,399
Unrealized gains on cash flow hedges	—	13,840	—	—	13,840
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	773	—	773
Total other comprehensive income (loss)	40,399	14,150	773	(21)	55,301
Balance at March 31, 2018	$252,624	$34,335	$(12,828)	$1,496	$275,627
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, or changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2019 (the “2018 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of March 31, 2019, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2019 and December 31, 2018.

MEMBERSHIP SUMMARY
	March 31, 2019	December 31, 2018
Commercial banks	579	585
Savings institutions	56	57
Credit unions	120	118
Insurance companies	43	43
Community Development Financial Institutions	7	7
Total members	805	810
Housing associates	8	8
Non-member borrowers	7	5
Total	820	823
Community Financial Institutions (“CFIs”) (1)	571	572
_____________________________

(1)
The figures shown reflect the number of institutions that were Community Financial Institutions as of March 31, 2019 and December 31, 2018 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2019, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2018, 2017 and 2016 of less than $1.199 billion. For 2018, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2017, 2016 and 2015 of less than $1.173 billion.
As of March 31, 2019, the Bank had 805 members. The decline in the Bank's membership during the first three months of 2019 was largely attributable to intra-district merger activity.
Financial Market Conditions
Economic growth in the United States expanded during the first quarter of 2019. The gross domestic product increased at an annual rate of 3.2 percent during the first quarter of 2019, after increasing at annual rates of 2.2 percent during the fourth quarter of 2018 and 2.9 percent during 2018. The nationwide unemployment rate was 3.8 percent at March 31, 2019, down from 3.9 percent at December 31, 2018. Housing prices continued to increase in most major metropolitan areas, albeit at a slower pace than in 2018, while home sales slowed in many markets.
At its meeting held on April 30/May 1, 2019, the Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 2.25 percent and 2.50 percent (which it had set in December 2018) and stated that, in light of global economic and financial developments and muted inflation pressures, it will be patient as it determines what future adjustments to the target range for the federal funds rate may be appropriate. In addition, through September 2017, the FOMC maintained a policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. In October 2017, the FOMC began implementing a balance sheet normalization program, which is designed to gradually reduce the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. At its March 2019 meeting, the FOMC announced that it would slow the pace of this program beginning in May 2019, and would end the runoff of its Treasury holdings at the end of September 2019. The FOMC's next regular meeting is scheduled to occur on June 18/19, 2019.
One-month and three-month LIBOR remained relatively stable during the first three months of 2019, with one-month and three-month LIBOR ending the first quarter at 2.49 percent and 2.60 percent, respectively, as compared to 2.50 percent and 2.81 percent, respectively, at the end of 2018.

The following table presents information on various market interest rates at March 31, 2019 and December 31, 2018 and various average market interest rates for the three-month periods ended March 31, 2019 and 2018.

	Ending Rate		Average Rate
	March 31, 2019	December 31, 2018	First Quarter 2019	First Quarter 2018
Federal Funds Target (1)	2.50%	2.50%	2.50%	1.53%
Average Effective Federal Funds Rate (2)	2.43%	2.40%	2.40%	1.45%
1-month LIBOR (1)	2.49%	2.50%	2.50%	1.65%
3-month LIBOR (1)	2.60%	2.81%	2.69%	1.93%
2-year LIBOR (1)	2.38%	2.66%	2.62%	2.40%
5-year LIBOR (1)	2.28%	2.57%	2.54%	2.63%
10-year LIBOR (1)	2.41%	2.71%	2.67%	2.78%
3-month U.S. Treasury (1)	2.40%	2.45%	2.44%	1.58%
2-year U.S. Treasury (1)	2.27%	2.48%	2.49%	2.16%
5-year U.S. Treasury (1)	2.23%	2.51%	2.46%	2.53%
10-year U.S. Treasury (1)	2.41%	2.69%	2.65%	2.76%
_____________________________

(1)	Source: Bloomberg (reflects upper end of target range)

(2)	Source: Federal Reserve Statistical Release

Year-to-Date 2019 Summary

•
The Bank ended the first quarter of 2019 with total assets of $69.0 billion compared with $72.8 billion at the end of 2018. The $3.8 billion decrease in total assets for the three months ended March 31, 2019 was attributable to a decrease in the Bank's advances ($4.7 billion), partially offset by increases in the Bank's mortgage loans held for portfolio ($0.4 billion), long-term investments ($0.3 billion) and short-term liquidity portfolio ($0.2 billion).

•	Total advances decreased from $40.8 billion at December 31, 2018 to $36.1 billion at March 31, 2019.

•	Mortgage loans held for portfolio increased from $2.2 billion at December 31, 2018 to $2.6 billion at March 31, 2019.

•
The Bank’s net income for the three months ended March 31, 2019 was $58.4 million, as compared to $41.7 million during the corresponding period in 2018. For discussion and analysis of the $16.7 million increase, see the section entitled "Results of Operations" beginning on page 57 of this report.

•
At all times during the first three months of 2019, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $1.121 billion at March 31, 2019 from $1.081 billion at December 31, 2018. Retained earnings was 1.62 percent and 1.49 percent of total assets at March 31, 2019 and December 31, 2018, respectively.

•
During the first three months of 2019, the Bank paid dividends totaling $19.1 million. The Bank’s first quarter 2019 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 2.35 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2018) and 3.35 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2018 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

		2018
	First Quarter 2019	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$36,096,595	$40,793,813	$42,241,727	$43,589,555	$35,303,746
Investments (1)	30,040,987	29,551,929	29,433,699	30,807,424	28,571,090
Mortgage loans held for portfolio	2,595,023	2,185,996	1,795,576	1,322,093	1,019,653
Allowance for credit losses on mortgage loans	611	493	382	278	271
Total assets	69,037,492	72,773,290	73,710,099	75,939,877	65,099,832
Consolidated obligations — discount notes	37,369,065	35,731,713	33,996,816	39,322,407	26,641,297
Consolidated obligations — bonds	26,746,361	31,931,929	34,382,344	31,141,214	33,502,435
Total consolidated obligations(2)	64,115,426	67,663,642	68,379,160	70,463,621	60,143,732
Mandatorily redeemable capital stock(3)	7,753	6,979	6,877	824	832
Capital stock — putable	2,431,577	2,554,888	2,608,799	2,660,055	2,350,943
Unrestricted retained earnings	960,243	932,675	904,525	880,637	855,150
Restricted retained earnings	160,372	148,692	137,066	127,051	117,285
Total retained earnings	1,120,615	1,081,367	1,041,591	1,007,688	972,435
Accumulated other comprehensive income	159,202	128,001	280,155	244,576	275,627
Total capital	3,711,394	3,764,256	3,930,545	3,912,319	3,599,005
Dividends paid(3)	19,123	18,358	16,168	13,581	11,064
Income statement (for the quarter)
Net interest income after provision for mortgage loan losses(4)	$71,978	$85,431	$80,937	$76,005	$68,093
Other income (loss)(4)	16,977	1,765	(2,503)	425	2,274
Other expense	24,065	22,597	22,798	22,169	23,991
AHP assessment	6,494	6,465	5,565	5,427	4,640
Net income	58,396	58,134	50,071	48,834	41,736
Performance ratios
Net interest margin(4)(5)	0.42%	0.49%	0.45%	0.46%	0.42%
Net interest spread (4)(6)	0.26	0.36	0.33	0.36	0.34
Return on average assets	0.35	0.33	0.28	0.30	0.26
Return on average equity	6.22	5.92	5.05	5.22	4.63
Return on average capital stock (7)	9.28	8.98	7.53	7.88	6.99
Total average equity to average assets	5.57	5.59	5.45	5.75	5.61
Regulatory capital ratio(8)	5.16	5.01	4.96	4.83	5.11
Dividend payout ratio (3)(9)	32.75	31.58	32.29	27.81	26.51

_____________________________

(1)
Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.011 trillion, $1.032 trillion, $1.019 trillion, $1.060 trillion and $1.019 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $64 billion, $68 billion, $69 billion, $71 billion and $61 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $50 thousand, $21 thousand, $6 thousand, $24 thousand and $22 thousand for the quarters ended March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

(4)
The Bank adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") on January 1, 2019. In accordance with ASU 2017-12, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Prior to the adoption of ASU 2017-12, the Bank recorded fair value hedge ineffectiveness in other income (loss). Because prior period amounts have not been reclassified to conform to the new presentation requirements, net interest income after provision for mortgage loan losses, other income (loss), net interest margin and net interest spread for the three months ended March 31, 2019 are not comparable to prior periods. For additional discussion, see the section entitled "Results of Operations" beginning on page 57 of this report.

(5)	Net interest margin is net interest income as a percentage of average earning assets.

(6)	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)	Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.

(8)
The regulatory capital ratio is computed by dividing regulatory capital (the sum of capital stock — putable, mandatorily redeemable capital stock and retained earnings) by total assets at each quarter-end.

(9)	Dividend payout ratio is computed by dividing dividends paid by net income for each quarter.

Financial Condition
The following table provides selected period-end balances as of March 31, 2019 and December 31, 2018, as well as selected average balances for the three-month period ended March 31, 2019 and the year ended December 31, 2018. As shown in the table, the Bank’s total assets decreased by 5.1 percent between December 31, 2018 and March 31, 2019, due to a decrease in the Bank's advances ($4.7 billion), partially offset by increases in the Bank's mortgage loans held for portfolio ($0.4 billion), long-term investments ($0.3 billion) and short-term liquidity portfolio ($0.2 billion). As the Bank’s assets decreased, the funding for those assets also decreased. During the three months ended March 31, 2019, total consolidated obligations decreased by $3.5 billion as consolidated obligation bonds decreased by $5.1 billion and consolidated obligation discount notes increased by $1.6 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2019
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2018
Advances	$36,097	$(4,697)	(11.5)%	$40,794
Short-term liquidity holdings
Interest-bearing deposits	1,256	(1,244)	(49.8)%	2,500
Securities purchased under agreements to resell	5,515	(700)	(11.3)%	6,215
Federal funds sold	2,125	394	22.8%	1,731
Trading securities
U.S. Treasury Bills	1,822	1,822	*	—
U.S. Treasury Notes	1,668	(49)	(2.9)%	1,717
Total short-term liquidity holdings	12,386	223	1.8%	12,163
Long-term investments
Trading securities (U.S. Treasury Note)	103	2	2.0%	101
Available-for-sale securities	16,136	311	2.0%	15,825
Held-to-maturity securities	1,417	(45)	(3.1)%	1,462
Total long-term investments	17,656	268	1.5%	17,388

Mortgage loans held for portfolio, net	2,594	408	18.7%	2,186
Total assets	69,037	(3,736)	(5.1)%	72,773

Consolidated obligations
Consolidated obligations — bonds	26,746	(5,186)	(16.2)%	31,932
Consolidated obligations — discount notes	37,369	1,637	4.6%	35,732
Total consolidated obligations	64,115	(3,549)	(5.2)%	67,664

Mandatorily redeemable capital stock	8	1	14.3%	7
Capital stock	2,432	(123)	(4.8)%	2,555
Retained earnings	1,121	40	3.7%	1,081

Average total assets	68,387	312	0.5%	68,075
Average capital stock	2,553	24	0.9%	2,529
Average mandatorily redeemable capital stock	7	3	75.0%	4
_____________________________
* The percentage increase is not meaningful.

Advances
The Bank's advances balances (at par value) decreased by $4.7 billion (11.5 percent) during the first three months of 2019, due primarily to a decrease in overnight and other short-term, fixed-rate advances. Advances declined broadly across the Bank's membership. Borrowers that reduced their borrowings outnumbered borrowers that increased their borrowings by a margin of approximately three to one. The following table presents advances outstanding, by type of institution, as of March 31, 2019 and December 31, 2018.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial banks	$22,650	63%	$26,105	64%
Insurance companies	6,502	18	6,394	16
Savings institutions	3,951	11	4,631	11
Credit unions	2,726	8	3,459	9
Community Development Financial Institutions	16	—	16	—
Total member advances	35,845	100	40,605	100
Housing associates	179	—	170	—
Non-member borrowers	22	—	17	—
Total par value of advances	$36,046	100%	$40,792	100%
Total par value of advances outstanding to CFIs (1)	$5,510	15%	$5,869	14%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of March 31, 2019 and December 31, 2018 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2019, advances outstanding to the Bank’s five largest borrowers totaled $14.9 billion, representing 41.3 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2018 totaled $15.4 billion, representing 37.9 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2019.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2019
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$4,200	11.7%
Texas Capital Bank, N.A.	3,600	10.0
American General Life Insurance Company	3,148	8.7
Iberiabank	2,139	5.9
Life Insurance Company of the Southwest	1,796	5.0
	$14,883	41.3%

The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2019 and December 31, 2018.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2019		December 31, 2018
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$23,954	66.5%	$28,753	70.5%
Adjustable/variable-rate indexed	10,813	30.0	10,730	26.3
Amortizing	1,279	3.5	1,309	3.2
Total par value	$36,046	100.0%	$40,792	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2018 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in the 2018 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Holdings
At March 31, 2019, the Bank’s short-term liquidity holdings were comprised of $5.5 billion of overnight reverse repurchase agreements, $2.1 billion of overnight federal funds sold, $1.3 billion of overnight interest-bearing deposits, $1.8 billion of U.S. Treasury Bills and $1.7 billion of U.S. Treasury Notes that were acquired with short remaining terms to maturity. At December 31, 2018, the Bank’s short-term liquidity holdings were comprised of $6.2 billion of overnight reverse repurchase agreements, $2.5 billion of overnight interest-bearing deposits, $1.7 billion of overnight federal funds sold and $1.7 billion of U.S. Treasury Notes that were acquired with short remaining terms to maturity. All of the Bank's federal funds sold during the three months ended March 31, 2019 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis and all of its interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties. As of March 31, 2019, the Bank’s overnight federal funds sold consisted of $1.6 billion sold to counterparties rated single-A and $0.5 billion sold to counterparties rated triple-B. As of March 31, 2019, substantially all of the Bank's interest-bearing deposits were held in single-A rated domestic banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s current liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2018 10-K. For the three months ended March 31, 2019, the Bank's core mission asset ("CMA") ratio was 64.2 percent. In comparison, the Bank's CMA ratio was 64.7 percent for the year ended December 31, 2018.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2019 and December 31, 2018 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
March 31, 2019	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$7	$460	$103	$570	$7
GSE obligations	—	5,637	—	5,637	—
State housing agency obligations	135	—	—	135	134
Other	—	45	—	45	—
Total debentures	142	6,142	103	6,387	141

Mortgage-backed securities ("MBS") portfolio
U.S. government-guaranteed residential MBS	1	—	—	1	1
GSE residential MBS	1,211	—	—	1,211	1,214
GSE commercial MBS	—	9,994	—	9,994	—
Non-agency residential MBS	63	—	—	63	76
Total MBS	1,275	9,994	—	11,269	1,291
Total long-term investments	$1,417	$16,136	$103	$17,656	$1,432

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2018	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$8	$453	$101	$562	$8
GSE obligations	—	5,687	—	5,687	—
State housing agency obligations	135	—	—	135	134
Other	—	171	—	171	—
Total debentures	143	6,311	101	6,555	142

Mortgage-backed securities portfolio
U.S. government-guaranteed residential MBS	1	—	—	1	1
GSE residential MBS	1,253	—	—	1,253	1,258
GSE commercial MBS	—	9,514	—	9,514	—
Non-agency residential MBS	65	—	—	65	78
Total MBS	1,319	9,514	—	10,833	1,337
Total long-term investments	$1,462	$15,825	$101	$17,388	$1,479

As of March 31, 2019, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table on page 49.
During the three months ended March 31, 2019, the Bank acquired (based on trade date) $561 million of GSE commercial MBS ("CMBS"). All of the Bank's CMBS holdings are backed by multi-family loans. During the three months ended March 31, 2019, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $46 million and $181 million, respectively.

During the three months ended March 31, 2019, the Bank sold $410 million (par value) of available-for-sale securities. The gains recognized on these sales totaled $0.4 million. No held-to-maturity securities were sold during this same three-month period.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At March 31, 2019, the Bank held $11.2 billion (amortized cost) of MBS, which represented 315 percent of its total regulatory capital as of that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
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
Gross unrealized losses on the Bank’s MBS investments declined from $39.1 million at December 31, 2018 to $20.7 million at March 31, 2019. As of March 31, 2019, $17.6 million of the gross unrealized losses related to the Bank’s holdings of GSE CMBS, $1.9 million related to GSE RMBS and $1.2 million related to non-agency RMBS. At March 31, 2019, gross unrealized losses associated with the Bank's non-MBS investments totaled $2.8 million.
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
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of March 31, 2019 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of March 31, 2019. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$1,358	$1,358	$1,358	$1,326	$32
Single-A	2	9,938	9,937	9,937	9,794	143
Triple-B	2	3,702	3,702	3,702	3,650	52
Single-B	4	13,684	13,542	11,914	13,158	425
Triple-C	12	51,912	44,943	36,497	48,128	587
Not Rated	1	83	83	83	78	5
Total	22	$80,677	$73,565	$63,491	$76,134	$1,244
At March 31, 2019, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $9 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $72 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2018, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $9 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $75 million. A summary of the Bank’s non-agency RMBS as of December 31, 2018 by classification by the originator at the time of issuance and collateral type is presented in the 2018 10-K; there were no material changes to this information during the three months ended March 31, 2019.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of March 31, 2019 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 11 of this report).
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through March 31, 2019, the Bank has amortized $0.9 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on these securities have totaled $2.1 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $4.8 million. Based on the cash flow analyses performed as of March 31, 2019, the Bank currently expects to recover in future periods an additional $6.5 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through March 31, 2019.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of March 31, 2019 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning January 1, 2019 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. None of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($1.3 billion par value at March 31, 2019) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2019, one-month LIBOR was 2.49 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.73 percent. The largest concentration of embedded effective caps ($946 million) was between 6.00 percent and 6.50 percent. As of March 31, 2019, one-month LIBOR rates were 346 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held one $750 million interest rate cap with a strike rate of 6.50 percent and final maturity in August 2021. The notional balance of this cap declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively. If three-month LIBOR rises above 6.50 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of the interest rate cap agreement. These payments would be based upon the notional amount of the agreement (at that time) and the difference between 6.50 percent and three-month LIBOR.
Mortgage Loans Held For Portfolio
As of March 31, 2019 and December 31, 2018, mortgage loans held for portfolio (net of allowance for credit losses) were $2.6 billion and $2.2 billion, respectively, representing approximately 3.8 percent and 3.0 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its Participating Financial Institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $2.522 billion of the $2.537 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at March 31, 2019 were conventional loans, almost all of which were acquired since 2016. The remaining $15 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
During the three months ended March 31, 2019, the Bank acquired mortgage loans totaling $444 million ($435 million unpaid principal balance). All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $452,000 and $239,000 during the three months ended March 31, 2019 and 2018, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $611,000 and $493,000 at March 31, 2019 and December 31, 2018, respectively.
Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets. For the foreseeable future, the Bank intends to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.

Consolidated Obligations and Deposits
During the three months ended March 31, 2019, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $5.3 billion and its outstanding consolidated obligation discount notes increased by $1.6 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2019 and December 31, 2018.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2019		December 31, 2018
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$12,387	46.2%	$10,558	32.9%
Callable	5,209	19.4	5,049	15.7
Variable-rate	5,248	19.6	10,030	31.2
Step-up
Callable	3,622	13.5	6,127	19.1
Non-callable	75	0.3	75	0.2
Callable step-down	275	1.0	275	0.9
Total par value	$26,816	100.0%	$32,114	100.0%
During the first three months of 2019, the Bank issued $4.4 billion of consolidated obligation bonds and approximately $36.7 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes. At March 31, 2019 and December 31, 2018, discount notes comprised approximately 58 percent and 53 percent, respectively, of the Bank's total outstanding consolidated obligations. During the three months ended March 31, 2019, the Bank's bond issuance (based on trade date and par value) consisted of approximately $2.3 billion of fixed-rate non-callable bonds (most of which were swapped), $1.8 billion of swapped fixed-rate callable bonds (including step-up bonds), and $0.5 billion of variable-rate bonds. At March 31, 2019, the Bank had $0.6 billion of outstanding variable-rate bonds indexed to SOFR.
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 16 basis points during the three months ended March 31, 2019, compared to LIBOR minus 15 basis points during the three months ended December 31, 2018 and LIBOR minus 22 basis points during the three months ended March 31, 2018.
The cost of the Bank's discount notes increased during the first three months of 2019 as a result of the increase in the target federal funds rate at the end of 2018.

Demand and term deposits were $792 million and $964 million at March 31, 2019 and December 31, 2018, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.4 billion and $2.6 billion at March 31, 2019 and December 31, 2018, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) increased from $2.5 billion for the year ended December 31, 2018 to $2.6 billion for the three months ended March 31, 2019.
Mandatorily redeemable capital stock outstanding at March 31, 2019 and December 31, 2018 was $7.8 million and $7.0 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At March 31, 2019 and December 31, 2018, the Bank’s five largest shareholders collectively held $656 million and $667 million, respectively, of capital stock, which represented 26.9 percent and 26.0 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2019.
FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2019
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$179,200	7.3%
Texas Capital Bank, N.A.	154,600	6.3
American General Life Insurance Company	140,193	5.8
Iberiabank	107,121	4.4
Life Insurance Company of the Southwest	75,338	3.1
	$656,452	26.9%
As of March 31, 2019, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
The following table presents outstanding capital stock, by type of institution, as of March 31, 2019 and December 31, 2018.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	March 31, 2019		December 31, 2018
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,579	65%	$1,661	65%
Insurance companies	339	14	333	13
Credit unions	289	12	309	12
Savings institutions	223	9	251	10
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,431	100	2,555	100
Mandatorily redeemable capital stock	8	—	7	—
Total regulatory capital stock	$2,439	100%	$2,562	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.1 percent of outstanding advances, except for advances that were funded under the Bank's special reduced stock advances offering that ran from October 21, 2015 through December 31, 2015. The activity-based investment requirement for those advances was (and continues to be) 2.0 percent of the outstanding advances. At March 31, 2019, these advances totaled approximately $1.1 billion. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchase that occurred during the three months ended March 31, 2019, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 26, 2019, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 26, 2019, the Bank repurchased surplus stock totaling $202.5 million, none of which was classified as mandatorily redeemable capital stock at that date.
On March 26, 2019, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $1.6 million.
At March 31, 2019, the Bank’s excess stock totaled $650.1 million, which represented 0.94 percent of the Bank’s total assets as of that date.
During the three months ended March 31, 2019, the Bank’s retained earnings increased by $40 million, from $1.081 billion to $1.121 billion. During this same period, the Bank paid dividends on capital stock totaling $19.1 million, which represented a weighted average annualized dividend rate of 2.96 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 2.35 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2018) and 3.35 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2018 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2018 through December 31, 2018, were paid on March 27, 2019.
While there can be no assurances, taking into consideration its current earnings expectations and anticipated market conditions, the Bank currently expects to pay quarterly dividends on Class B-1 Stock during the remainder of 2019 at annualized rates equal to average one-month LIBOR for the applicable dividend periods. Further, the Bank currently expects to pay quarterly dividends on Class B-2 Stock during the remainder of 2019 at annualized rates equal to average one-month LIBOR for the applicable dividend periods plus 1.0 percent.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2018 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At March 31, 2019, the Bank’s total risk-based capital requirement was $1.045 billion, comprised of credit risk, market risk and operations risk capital requirements of $462 million, $342 million and $241 million, respectively, and its permanent capital was $3.560 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at March 31, 2019 or December 31, 2018. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the three months ended March 31, 2019, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2019, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.16 percent and 7.73 percent, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2019 and December 31, 2018, see “Item 1. Financial Statements” (specifically, Note 13 on page 31 of this report).

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
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2019 and December 31, 2018.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
March 31, 2019
Advances	$6,838	$600	$—	$—	$7,438
Investments	—	15,941	—	1,916	17,857
Mortgage loans held for portfolio	—	—	—	399	399
Consolidated obligation bonds	—	17,154	—	—	17,154
Consolidated obligation discount notes	—	—	913	—	913
Intermediary positions	—	—	—	1,541	1,541
Other	—	—	—	425	425
Total notional balance	$6,838	$33,695	$913	$4,281	$45,727
December 31, 2018
Advances	$6,565	$606	$—	$2	$7,173
Investments	—	15,982	—	2,716	18,698
Mortgage loans held for portfolio	—	—	—	348	348
Consolidated obligation bonds	—	19,824	—	—	19,824
Consolidated obligation discount notes	—	—	865	—	865
Intermediary positions	—	—	—	1,769	1,769
Other	—	—	—	425	425
Total notional balance	$6,565	$36,412	$865	$5,260	$49,102
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of March 31, 2019, the Bank had cleared trades outstanding with notional amounts totaling $29.8 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to

$500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of March 31, 2019, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $15.1 billion.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2019.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	1	$590.0	$1.5	$(1.4)	$—	$0.1
Cleared derivatives (3)	—	20,008.9	44.0	—	697.0	741.0
Liability positions with credit exposure
Double-A	1	110.0	(0.7)	0.8	—	0.1
Single-A	2	91.7	(2.9)	3.2	—	0.3
Triple-B (4)	3	5,320.2	(75.1)	78.8	—	3.7
Cleared derivatives (5)	—	9,797.9	(5.4)	—	45.6	40.2
Total derivative positions with non-member counterparties to which the Bank had credit exposure	7	35,918.7	(38.6)	81.4	742.6	785.4
Asset positions without credit exposure	3	1,488.5	7.6	(8.0)	—	—
Liability positions without credit exposure (4)	11	7,526.3	(49.2)	43.6	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	14	9,014.8	(41.6)	35.6	—	—
Total non-member counterparties	21	44,933.5	(80.2)	$117.0	$742.6	$785.4

Member institutions
Interest rate exchange agreements (6)
Asset positions	5	59.3	4.0
Liability positions	3	711.1	(8.7)
Mortgage delivery commitments	—	23.1	0.1
Total member institutions	8	793.5	(4.6)

Total	29	$45,727.0	$(84.8)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of March 31, 2019.

(2)	Includes amounts that had not settled as of March 31, 2019.

(3)	This clearinghouse counterparty is rated single-A.

(4)
The figures for the liability positions with credit exposure for the triple-B rated counterparties included transactions with an entity that is affiliated with a non-member shareholder of the Bank. Transactions with that counterparty had an aggregate notional principal of $676 million and a credit exposure of $1 million as of March 31, 2019. The figures for the liability positions without credit exposure included transactions with a counterparty that is affiliated with the same non-member shareholder of the Bank and transactions with another counterparty that is affiliated with a member institution. Transactions with those counterparties had an aggregate notional principal of $872 million as of March 31, 2019.

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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including minimum initial margin requirements imposed by regulators. For additional discussion, see Item 1 - Business - Legislative and Regulatory Developments in the 2018 10-K.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 101 percent and 100 percent at March 31, 2019 and December 31, 2018, respectively. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended March 31, 2019 and 2018 was $58.4 million and $41.7 million, respectively. The Bank’s net income for the three months ended March 31, 2019 represented an annualized return on average capital stock (“ROCS”) of 9.28 percent. In comparison, the Bank’s ROCS was 6.99 percent for the three months ended March 31, 2018. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended March 31, 2019 and 2018, the Bank’s income before assessments was $64.9 million and $46.3 million, respectively. As discussed in more detail below, the $18.6 million increase in income before assessments from period to period was attributable to a $3.9 million increase in net interest income and a $14.7 million increase in other income, each of which was impacted by an accounting change that took effect on January 1, 2019. The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended March 31, 2019, the Bank’s net interest income (after provision for mortgage loan losses) was $72.0 million compared to net interest income of $68.1 million for the comparable period in 2018. The increase in net interest income for the three-month period ended March 31, 2019, as compared to the corresponding period in 2018, was due primarily to an increase in the average balances of the Bank's interest-earning assets and an increase in the impact of the Bank's non-interest bearing funds, offset in large part by the accounting change, the impact of which reduced net interest income by $9.340 million during the three months ended March 31, 2019. The Bank's average balance of interest-earning assets increased from $64.9 billion during the three months ended March 31, 2018 to $68.1 billion during the comparable period in 2019.
For both the three months ended March 31, 2019 and 2018, the Bank’s net interest margin was 42 basis points. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 26 basis points and 34 basis points for the three months ended March 31, 2019 and 2018, respectively. The decline in the Bank's net interest spread was due largely to the adoption of Accounting Standards Update 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") on January 1, 2019. As discussed in Item 1. Financial Statements” (specifically, Note 2 beginning on page 7 of this report), ASU 2017-12 requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. The amounts reported in net interest income, which would have been reported in other income (loss) in the absence of the new guidance, reduced interest income on advances and available-for-sale securities by $27,000 and $9,569,000, respectively, and reduced interest expense on consolidated obligations by $256,000.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 16 basis points during the three months ended March 31, 2019 compared to 8 basis points during the three months ended March 31, 2018. The increase in the impact of non-interest bearing funds is primarily due to the increase in short-term interest rates between the comparable periods, as well as an increase in the average balance of earning assets funded by the Bank's capital.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2019 and 2018.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$1,785	$11	2.53%	$187	$1	1.67%
Securities purchased under agreements to resell	4,036	25	2.54%	1,865	7	1.56%
Federal funds sold	3,039	19	2.47%	8,035	29	1.46%
Investments
Trading	3,462	18	2.08%	100	1	2.27%
Available-for-sale (3)	15,662	119	3.04%	14,285	80	2.24%
Held-to-maturity (3)	1,452	11	3.04%	1,922	10	2.13%
Advances (4)	36,325	238	2.62%	37,592	157	1.67%
Mortgage loans held for portfolio	2,320	23	3.98%	954	9	3.62%
Total earning assets	68,081	464	2.73%	64,940	294	1.81%
Cash and due from banks	44			37
Other assets	282			182
Derivatives netting adjustment (2)	(147)			(255)
Fair value adjustment on available-for-sale securities (3)	137			253
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(10)			(13)
Total assets	$68,387	464	2.71%	$65,144	294	1.80%
Liabilities and Capital
Interest-bearing deposits (2)	$826	5	2.42%	$865	3	1.31%
Consolidated obligations
Bonds	29,854	191	2.56%	32,687	128	1.57%
Discount notes	32,871	196	2.39%	27,593	95	1.37%
Mandatorily redeemable capital stock and other borrowings	8	—	2.87%	22	—	1.52%
Total interest-bearing liabilities	63,559	392	2.47%	61,167	226	1.47%
Other liabilities	1,168			578
Derivatives netting adjustment (2)	(147)			(255)
Total liabilities	64,580	392	2.43%	61,490	226	1.47%
Total capital	3,807			3,654
Total liabilities and capital	$68,387		2.29%	$65,144		1.38%
Net interest income		$72			$68
Net interest margin			0.42%			0.42%
Net interest spread			0.26%			0.34%
Impact of non-interest bearing funds			0.16%			0.08%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2019 and 2018 in the table above include $134 million and $186 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended March 31, 2019 and 2018 in the table above include $12 million and $68 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods ended March 31, 2019 and 2018. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended
	March 31, 2019 vs. 2018
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$10	$—	$10
Securities purchased under agreements to resell	12	6	18
Federal funds sold	(24)	14	(10)
Investments
Trading	17	—	17
Available-for-sale	8	31	39
Held-to-maturity	(3)	4	1
Advances	(5)	86	81
Mortgage loans held for portfolio	14	—	14
Total interest income	29	141	170
Interest expense
Interest-bearing deposits	—	2	2
Consolidated obligations
Bonds	(12)	75	63
Discount notes	21	80	101
Mandatorily redeemable capital stock and other borrowings	—	—	—
Total interest expense	9	157	166
Changes in net interest income	$20	$(16)	$4

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2019 and 2018.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net interest income (expense) associated with:
Member/offsetting derivatives	$62	$117
Economic hedge derivatives related to advances	—	2
Economic hedge derivatives related to trading securities	76	—
Economic hedge derivatives related to available-for-sale securities	(147)	(3)
Economic hedge derivatives related to mortgage loans held for portfolio	(165)	16
Other stand-alone economic hedge derivatives	(849)	43
Total net interest income (expense) associated with economic hedge derivatives	(1,023)	175
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	—	26
Available-for-sale securities	90	83
Trading securities	(604)	—
Mortgage loans held for portfolio	(296)	(167)
Other stand-alone economic hedge derivatives	9,426	(8,834)
Interest rate swaptions related to mortgage loans held for portfolio	(229)	—
Mortgage delivery commitments	1,261	51
Interest rate caps related to held-to-maturity securities	(5)	11
Member/offsetting swaps, caps and floors	39	(136)
Total fair value gains (losses) related to economic hedge derivatives	9,682	(8,966)
Price alignment amount on daily settled derivative contracts	107	(1,291)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	—	118
Available-for-sale securities and associated hedges	—	13,848
Consolidated obligation bonds and associated hedges	—	(2,061)
Total fair value hedge ineffectiveness	—	11,905
Total net gains on derivatives and hedging activities	8,766	1,823
Net gains (losses) on trading securities	3,227	(2,348)
Net gains on other assets carried at fair value	913	13
Gains on sales of available-for-sale securities	440	—
Service fees	542	519
Letter of credit fees	2,780	2,146
Other, net	309	121
Total other	8,211	451
Total other income	$16,977	$2,274

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. Prior to January 1, 2019, these amounts were recorded in other income (loss) as net gains (losses) on derivatives and hedging activities. Effective January 1, 2019, these amounts are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $(8.0) million and $11.9 million for the three months ended March 31, 2019 and 2018, respectively. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). For the three months ended March 31, 2019 and 2018, the net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $90,000 and $109,000 for the three months ended March 31, 2019 and 2018, respectively.
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
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the three months ended March 31, 2019 and 2018, the gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $9.4 million and $(8.8) million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $39,000 and $(136,000) for the three months ended March 31, 2019 and 2018, respectively.
Price Alignment Amount

Effective January 3, 2017, one of the Bank's two clearinghouse counterparties made certain amendments to its rulebook that changed the legal characterization of variation margin payments on cleared derivatives to settlements on the contracts. Effective January 16, 2018, the Bank's other clearinghouse counterparty made similar amendments to its rulebook. Prior to the dates upon which these amendments became effective, the variation margin payments were in each case characterized as collateral pledged to secure outstanding credit exposure on the derivative contracts. The Bank receives or pays a price alignment amount on the cumulative variation margin payments associated with these contracts. The price alignment amount approximates the amount of interest the Bank would have received or paid had the variation margin payments continued to be characterized as collateral. Prior to January 1, 2019, the price alignment amount was recorded in other income (loss) as gains (losses) on derivatives and hedging activities. Effective January 1, 2019, the price alignment amount associated with derivatives in qualifying fair value hedging relationships is recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. The allocated price alignment amount reduced net interest income by $1.3 million for the three months ended March 31, 2019.

Other
During the three months ended March 31, 2019, the Bank sold approximately $411 million of GSE CMBS classified as available-for-sale securities. The aggregate gains recognized on these sales totaled $0.4 million. There were no other sales of long-term investment securities during the three months ended March 31, 2019 or 2018.
During the three months ended March 31, 2019 and 2018, the Bank held a long-term, fixed-rate U.S. Treasury Note with a par value of $104.8 million that was classified as trading. In addition, during the three months ended March 31, 2019, the Bank held as part of its short-term liquidity portfolio U.S. Treasury Bills and U.S. Treasury Notes that were acquired with short remaining terms to maturity, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate unrealized gains (losses) on the U.S. Treasury Notes and U.S. Treasury Bills were $3.2 million and $(2.3) million for the three months ended March 31, 2019 and 2018, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains on these securities totaled $913,000 and $13,000 for the three months ended March 31, 2019 and 2018, respectively. The gains on the securities are offset by a corresponding increase in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
Letter of credit fees totaled $2.8 million for the three months ended March 31, 2019, compared to $2.1 million for the corresponding period in 2018. The increase in letter of credit fees for the three months ended March 31, 2019, as compared to the corresponding period in 2018, was due to an increase in the amount of letters of credit outstanding. At March 31, 2019 and 2018, outstanding letters of credit totaled $18.7 billion and $16.4 billion, respectively.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $24.1 million for the three months ended March 31, 2019 compared to $24.0 million for the corresponding period in 2018.
Compensation and benefits were $13.6 million for the three months ended March 31, 2019 compared to $12.6 million for the corresponding period in 2018. The increase in compensation and benefits for the three months ended March 31, 2019, as compared to the corresponding period in 2018, was due largely to an increase in amounts due to employees under the Bank's non-qualified deferred compensation plans which was due to the increase in the fair value of the assets associated with those plans. The Bank's average headcount was 198 employees and 201 employees for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the Bank employed 199 people, an increase of 2 employees from December 31, 2018.
Other operating expenses for the three months ended March 31, 2019 were $8.0 million compared to $7.8 million for the corresponding period in 2018. The increase in other operating expenses for the three months ended March 31, 2019, as compared to the corresponding period in 2018, resulted primarily from an increase in software costs and higher transaction services fees associated with the Bank's mortgage loan program (due to higher mortgage loan balances), largely offset by a decrease in legal fees.
Discretionary grants and donations were $38,000 for the three months ended March 31, 2019 compared to $1.388 million for the corresponding period in 2018. Discretionary grants and donations for the three months ended March 31, 2018 were substantially comprised of grants and donations that were made to support recovery efforts in the areas impacted by Hurricane Harvey, as well as Economic Development Program (EDP) Plus grants, neither of which reoccurred in the first three months of 2019. Beginning in January 2019, the Bank no longer offers EDP Plus grants.
Derivative clearing fees were $0.3 million for both the three months ended March 31, 2019 and 2018.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $2.1 million for the three months ended March 31, 2019 as compared to $1.9 million for the corresponding period in 2018.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The

Bank’s AHP assessments totaled $6.5 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2018 10-K. Except for the changes to the reporting of fair value hedge ineffectiveness (as discussed in Note 2 beginning on page 7 and elsewhere in this report), there were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2019.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements and, beginning in mid-2018, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. From time to time, the Bank may also invest in short-term commercial paper and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2019, the Bank’s short-term liquidity portfolio was comprised of $5.5 billion of overnight reverse repurchase agreements, $2.1 billion of overnight federal funds sold, $1.3 billion of overnight interest-bearing deposits, $1.8 billion of U.S. Treasury Bills and $1.7 billion of U.S. Treasury Notes that were acquired with short remaining terms to maturity.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2019 or 2018.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of March 31, 2019, the Bank’s estimated operational liquidity requirement was $6.0 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $19.7 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of March 31, 2019, the Bank’s estimated contingent liquidity requirement was $11.5 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $17.1 billion.
In addition to the liquidity measures described above, the Bank was required (through March 30, 2019), pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumed that the Bank was unable to access the market for consolidated obligations during a prescribed period. The first standard required the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it was assumed that members did not renew any maturing, prepaid or called advances. The second standard required the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it was assumed that members renewed all maturing and called advances, with certain exceptions for very large, highly rated members. These requirements were more stringent than the 5-day contingent liquidity requirement discussed above. The Bank was in compliance with both of these liquidity requirements at all times during the period from January 1, 2019 through March 30, 2019.
Beginning on March 31, 2019, the two liquidity standards discussed in the preceding paragraph were replaced by a single, more stringent requirement. On August 23, 2018, the Finance Agency issued an Advisory Bulletin and accompanying supervisory letter that, together, set forth the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and fund letters of credit during a sustained capital markets disruption. More specifically, the Advisory Bulletin (hereinafter referred to as the “Liquidity AB”) sets forth the Finance Agency's expectations with respect to base case liquidity and funding gaps, among other things. The Liquidity AB sets forth ranges for the prescribed base case liquidity and funding gap measures and the supervisory letter identifies the initial thresholds within those ranges that the Finance Agency believes are appropriate in light of current market conditions.
With respect to base case liquidity, the Bank is required to maintain a positive cash balance during a prescribed period of time ranging from 10 to 30 calendar days assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. Initially, the Finance Agency has indicated that it will consider a FHLBank to have adequate reserves of liquid assets if, from March 31, 2019 through December 30, 2019, it maintains 10 calendar days or more of positive daily cash balances and if, on and after December 31, 2019, it maintains 20 calendar days or more of positive daily cash balances. The supervisory letter sets forth the cash flow assumptions to be used by the FHLBanks which include, among other things, a reserve for potential draws on standby letters of credit and the inclusion of uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading or available-for-sale securities as a cash inflow one business day after measurement. Effective March 31, 2019, the Liquidity AB rescinded the 5-day and 15-day liquidity standards discussed above. The Bank was in compliance with the 10 calendar day requirement on March 31, 2019.
Funding gaps measure the difference between a FHLBank’s assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the FHLBank’s total assets. Depending on conditions in the financial markets, the Finance Agency believes (as stated in the Liquidity AB) that the FHLBanks should operate so as not to exceed a funding gap ratio between negative 10 percent and negative 20 percent for a three-month time horizon and between negative 25 percent and negative 35 percent for a one-year time horizon. These limits are designed to reduce the liquidity risks associated with a mismatch in a FHLBank’s asset and liability maturities, including an undue reliance on short-term debt funding, which may increase a FHLBank’s debt rollover risk. Initially, the Finance Agency will consider a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2018, the FHLBank maintains a funding gap ratio of negative 15 percent or better for the three-month time horizon and negative 30 percent or better for the one-year time horizon. For purposes of calculating the funding gap ratios, the FHLBanks may include estimates of expected cash inflows, including anticipated prepayments, for mortgage loans and mortgage-backed securities. In addition, uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading securities are treated as maturing assets in the three-month time horizon regardless of maturity. The Bank was in compliance with these limits during the three months ended March 31, 2019.

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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2018 is provided in the 2018 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2019.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 7 of this report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the 2018 10-K. The information provided in this item is intended to update the disclosures made in the 2018 10-K.
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
The Bank has managed the potential prepayment risk embedded in mortgage assets by purchasing securities that maintain their original principal balance for a fixed number of years, by purchasing highly structured tranches of mortgage securities that substantially limit the effects of prepayment risk, by issuing a combination of callable and non-callable debt with varying maturities, and/or by using interest rate derivative instruments to offset prepayment risk specific both to particular securities and to the overall mortgage portfolio.
The Bank’s Enterprise Market Risk Management Policy provides a risk management framework for the financial management of the Bank consistent with the strategic principles outlined in its Strategic Business Plan. The Bank develops its funding and hedging strategies to manage its interest rate risk within the risk limits established in its Enterprise Market Risk Management Policy.
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the three months ended March 31, 2019.

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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2018 through March 2019. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2018	$3.781	$3.802	0.56%	$3.562	(5.79)%	$3.810	0.77%	$3.684	(2.57)%

January 2019	3.854	3.885	0.80%	3.612	(6.28)%	3.887	0.86%	3.744	(2.85)%
February 2019	3.952	3.932	(0.51)%	3.776	(4.45)%	3.958	0.15%	3.876	(1.92)%
March 2019	3.757	3.767	0.27%	3.588	(4.50)%	3.783	0.69%	3.675	(2.18)%
_____________________________

(1)	In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2018 through March 2019.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2018	0.24	(0.36)	(0.12)	(1.81)	(0.11)	0.39	(3.14)	(3.33)

January 2019	0.24	(0.37)	(0.13)	(2.05)	(0.22)	0.18	(3.42)	(3.50)
February 2019	0.28	(0.36)	(0.08)	(1.14)	0.42	0.75	(2.47)	(2.55)
March 2019	0.26	(0.37)	(0.11)	(1.74)	0.09	0.54	(2.44)	(2.16)
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	In the down 100 and down 200 scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the three months ended March 31, 2019.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2019 and December 31, 2018; (ii) Statements of Income for the Three Months Ended March 31, 2019 and 2018; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018; (iv) Statements of Capital for the Three Months Ended March 31, 2019 and 2018; (v) Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2019	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2019 and December 31, 2018; (ii) Statements of Income for the Three Months Ended March 31, 2019 and 2018; (iii) Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018; (iv) Statements of Capital for the Three Months Ended March 31, 2019 and 2018; (v) Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2019.