Form 10-Q
period 2019-06-30
Federal Home Loan Bank of Dallas
filed 2019-08-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
At August 2, 2019, the registrant had outstanding 26,321,678 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$52,382	$35,157
Interest-bearing deposits	1,146,261	2,500,317
Securities purchased under agreements to resell (Note 11)	5,135,000	6,215,000
Federal funds sold	4,755,000	1,731,000
Trading securities (Note 3)	3,431,038	1,818,178
Available-for-sale securities (Notes 4, 11 and 16) ($757,046 and $712,547 pledged at June 30, 2019 and December 31, 2018, respectively, which could be rehypothecated)	16,679,261	15,825,155
Held-to-maturity securities (a) (Note 5)	1,259,267	1,462,279
Advances (Notes 6 and 8)	38,778,599	40,793,813
Mortgage loans held for portfolio, net of allowance for credit losses of $731 and $493 at June 30, 2019 and December 31, 2018, respectively (Notes 7 and 8)	3,034,267	2,185,503
Accrued interest receivable	165,900	152,670
Premises and equipment, net	15,395	16,419
Derivative assets (Notes 11 and 12)	34,025	9,878
Other assets (including $13,166 and $12,376 of securities held at fair value at June 30, 2019 and December 31, 2018, respectively)	31,848	27,921
TOTAL ASSETS	$74,518,243	$72,773,290

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$881,973	$963,972
Non-interest bearing	20	20
Total deposits	881,993	963,992
Consolidated obligations (Note 9)
Discount notes	39,656,798	35,731,713
Bonds	29,481,562	31,931,929
Total consolidated obligations	69,138,360	67,663,642

Loan from other FHLBank (Note 18)	400,000	—
Mandatorily redeemable capital stock	7,093	6,979
Accrued interest payable	114,349	122,938
Affordable Housing Program (Note 10)	48,049	44,358
Derivative liabilities (Notes 11 and 12)	3,553	45,991
Other liabilities (Note 4)	106,781	161,134
Total liabilities	70,700,178	69,009,034

Commitments and contingencies (Notes 8 and 16)

CAPITAL (Note 13)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 10,331,124 and 9,169,206 shares at June 30, 2019 and December 31, 2018, respectively	1,033,112	916,921
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 15,494,815 and 16,379,675 shares at June 30, 2019 and December 31, 2018, respectively	1,549,482	1,637,967
Total Class B Capital Stock	2,582,594	2,554,888
Retained earnings
Unrestricted	984,180	932,675
Restricted	171,187	148,692
Total retained earnings	1,155,367	1,081,367
Accumulated other comprehensive income (Note 19)	80,104	128,001
Total capital	3,818,065	3,764,256
TOTAL LIABILITIES AND CAPITAL	$74,518,243	$72,773,290
_____________________________

(a)	Fair values: $1,271,314 and $1,478,691 at June 30, 2019 and December 31, 2018, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME
Advances	$244,658	$198,670	$482,522	$354,015
Prepayment fees on advances, net	553	588	677	2,569
Interest-bearing deposits	8,368	939	19,489	1,708
Securities purchased under agreements to resell	26,177	15,745	51,474	22,924
Federal funds sold	15,953	17,417	34,457	46,405
Trading securities	19,079	2,597	37,104	3,166
Available-for-sale securities	112,788	104,402	231,796	184,360
Held-to-maturity securities	10,451	11,692	21,504	21,924
Mortgage loans held for portfolio	26,753	10,466	49,847	19,088
Total interest income	464,780	362,516	928,870	656,159
INTEREST EXPENSE
Consolidated obligations
Bonds	166,004	161,726	356,772	289,871
Discount notes	231,322	120,960	427,573	215,496
Deposits	4,697	3,794	9,619	6,579
Mandatorily redeemable capital stock	53	6	105	31
Other borrowings	110	18	111	77
Total interest expense	402,186	286,504	794,180	512,054
NET INTEREST INCOME	62,594	76,012	134,690	144,105
Provision for mortgage loan losses	120	7	238	7

NET INTEREST INCOME AFTER PROVISION FOR MORTGAGE LOAN LOSSES	62,474	76,005	134,452	144,098

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	4,852	(542)	8,079	(2,890)
Net gains (losses) on derivatives and hedging activities	12,790	(2,347)	21,556	(524)
Net gains on other assets carried at fair value	353	202	1,266	215
Realized gains on sales of available-for-sale securities	140	—	580	—
Letter of credit fees	2,984	2,265	5,764	4,411
Other, net	1,025	847	1,876	1,487
Total other income	22,144	425	39,121	2,699
OTHER EXPENSE
Compensation and benefits	12,380	11,683	25,946	24,235
Other operating expenses	9,597	8,266	17,631	16,115
Finance Agency	1,183	876	2,366	1,839
Office of Finance	1,050	838	1,998	1,768
Discretionary grants and donations	1	195	39	1,583
Derivative clearing fees	314	311	610	620
Total other expense	24,525	22,169	48,590	46,160
INCOME BEFORE ASSESSMENTS	60,093	54,261	124,983	100,637
Affordable Housing Program assessment	6,015	5,427	12,509	10,067
NET INCOME	$54,078	$48,834	$112,474	$90,570
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME	$54,078	$48,834	$112,474	$90,570
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(44,739)	(36,262)	7,524	4,137
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(140)	—	(580)	—
Unrealized gains (losses) on cash flow hedges	(33,976)	4,726	(54,366)	18,566
Reclassification adjustment for (gains) losses on cash flow hedges included in net income	(765)	(273)	(1,572)	37
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	540	780	1,133	1,553
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit credit	5	5	10	10
Amortization of net actuarial gain included in net periodic benefit credit	(23)	(27)	(46)	(53)
Total other comprehensive income (loss)	(79,098)	(31,051)	(47,897)	24,250
TOTAL COMPREHENSIVE INCOME (LOSS)	$(25,020)	$17,783	$64,577	$114,820

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, APRIL 1, 2019	9,882	$988,183	14,434	$1,443,394	$960,243	$160,372	$1,120,615	$159,202	$3,711,394
Net transfers of shares between Class B-1 and Class B-2 Stock	4,139	413,955	(4,139)	(413,955)	—	—	—	—	—
Proceeds from sale of capital stock	30	3,024	5,200	520,043	—	—	—	—	523,067
Repurchase/redemption of capital stock	(3,913)	(391,297)	—	—	—	—	—	—	(391,297)
Comprehensive income (loss)
Net income	—	—	—	—	43,263	10,815	54,078	—	54,078
Other comprehensive income (loss)	—	—	—	—	—	—	—	(79,098)	(79,098)
Dividends on capital stock (a)
Cash	—	—	—	—	(65)	—	(65)	—	(65)
Mandatorily redeemable capital stock	—	—	—	—	(14)	—	(14)	—	(14)
Stock	193	19,247	—	—	(19,247)	—	(19,247)	—	—

BALANCE, JUNE 30, 2019	10,331	$1,033,112	15,495	$1,549,482	$984,180	$171,187	$1,155,367	$80,104	$3,818,065

BALANCE, APRIL 1, 2018	9,307	$930,662	14,203	$1,420,281	$855,150	$117,285	$972,435	$275,627	$3,599,005
Net transfers of shares between Class B-1 and Class B-2 Stock	2,561	256,164	(2,561)	(256,164)	—	—	—	—	—
Proceeds from sale of capital stock	97	9,711	5,954	595,466	—	—	—	—	605,177
Repurchase/redemption of capital stock	(3,096)	(309,577)	—	—	—	—	—	—	(309,577)
Comprehensive income (loss)
Net income	—	—	—	—	39,068	9,766	48,834	—	48,834
Other comprehensive income (loss)	—	—	—	—	—	—	—	(31,051)	(31,051)
Dividends on capital stock (b)
Cash	—	—	—	—	(68)	—	(68)	—	(68)
Mandatorily redeemable capital stock	—	—	—	—	(1)	—	(1)	—	(1)
Stock	135	13,512	—	—	(13,512)	—	(13,512)	—	—

BALANCE, JUNE 30, 2018	9,004	$900,472	17,596	$1,759,583	$880,637	$127,051	$1,007,688	$244,576	$3,912,319

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2019	9,169	$916,921	16,380	$1,637,967	$932,675	$148,692	$1,081,367	$128,001	$3,764,256
Net transfers of shares between Class B-1 and Class B-2 Stock	9,468	946,796	(9,468)	(946,796)	—	—	—	—	—
Proceeds from sale of capital stock	33	3,366	8,583	858,311	—	—	—	—	861,677
Repurchase/redemption of capital stock	(8,699)	(869,936)	—	—	—	—	—	—	(869,936)
Shares reclassified to mandatorily redeemable capital stock	(23)	(2,326)	—	—	—	—	—	—	(2,326)
Adjustment to initially apply new lease accounting guidance (Note 2)	—	—	—	—	(25)	—	(25)	—	(25)
Comprehensive income (loss)
Net income	—	—	—	—	89,979	22,495	112,474	—	112,474
Other comprehensive income (loss)	—	—	—	—	—	—	—	(47,897)	(47,897)
Dividends on capital stock (a)
Cash	—	—	—	—	(131)	—	(131)	—	(131)
Mandatorily redeemable capital stock	—	—	—	—	(27)	—	(27)	—	(27)
Stock	383	38,291	—	—	(38,291)	—	(38,291)	—	—

BALANCE, JUNE 30, 2019	10,331	$1,033,112	15,495	$1,549,482	$984,180	$171,187	$1,155,367	$80,104	$3,818,065

BALANCE, JANUARY 1, 2018	8,534	$853,462	14,645	$1,464,475	$832,826	$108,937	$941,763	$220,326	$3,480,026
Net transfers of shares between Class B-1 and Class B-2 Stock	7,806	780,627	(7,806)	(780,627)	—	—	—	—	—
Proceeds from sale of capital stock	104	10,447	10,757	1,075,735	—	—	—	—	1,086,182
Repurchase/redemption of capital stock	(7,682)	(768,189)	—	—	—	—	—	—	(768,189)
Shares reclassified to mandatorily redeemable capital stock	(3)	(386)	—	—	—	—	—	—	(386)
Comprehensive income
Net income	—	—	—	—	72,456	18,114	90,570	—	90,570
Other comprehensive income	—	—	—	—	—	—	—	24,250	24,250
Dividends on capital stock (b)
Cash	—	—	—	—	(133)	—	(133)	—	(133)
Mandatorily redeemable capital stock	—	—	—	—	(1)	—	(1)	—	(1)
Stock	245	24,511	—	—	(24,511)	—	(24,511)	—	—

BALANCE, JUNE 30, 2018	9,004	$900,472	17,596	$1,759,583	$880,637	$127,051	$1,007,688	$244,576	$3,912,319

(a) Dividends were paid at annualized rates of 2.35 percent and 3.35 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2019 and annualized rates of 2.50 percent and 3.50 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2019.

(b) Dividends were paid at annualized rates of 1.33 percent and 2.33 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2018 and annualized rates of 1.65 percent and 2.65 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2018.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$112,474	$90,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	55,523	47,963
Concessions on consolidated obligations	3,640	2,692
Premises, equipment and computer software costs	2,066	1,824
Non-cash interest on mandatorily redeemable capital stock	102	47
Provision for mortgage loan losses	238	7
Gains on sales of available-for-sale securities	(580)	—
Net gains on other assets carried at fair value	(1,266)	(215)
Net losses (gains) on trading securities	(8,079)	2,890
Loss (gain) due to changes in net fair value adjustment on derivative and hedging activities	(657,843)	260,783
Increase in accrued interest receivable	(13,191)	(26,279)
Decrease (increase) in other assets	24	(2,213)
Increase in Affordable Housing Program (AHP) liability	3,691	2,979
Increase (decrease) in accrued interest payable	(8,582)	16,747
Increase (decrease) in other liabilities	362	(5,182)
Total adjustments	(623,895)	302,043
Net cash provided by (used in) operating activities	(511,421)	392,613

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	1,355,219	(64,922)
Net decrease in securities purchased under agreements to resell	1,080,000	2,260,000
Net increase in federal funds sold	(3,024,000)	(653,000)
Purchases of trading securities	(18,128,582)	(991,320)
Proceeds from sales of trading securities	15,101,184	—
Proceeds from maturities of trading securities	1,435,450	—
Purchases of available-for-sale securities	(844,689)	(1,064,115)
Proceeds from maturities of available-for-sale securities	260,109	181,281
Proceeds from sales of available-for-sale securities	436,019	—
Proceeds from maturities of held-to-maturity securities	204,654	174,179
Principal collected on advances	318,036,587	405,252,902
Advances made	(315,849,697)	(412,428,170)
Principal collected on mortgage loans held for portfolio	122,935	37,668
Purchases of mortgage loans held for portfolio	(972,825)	(482,238)
Purchases of premises, equipment and computer software	(1,171)	(2,384)
Net cash used in investing activities	(788,807)	(7,780,119)

	For the Six Months Ended
	June 30,
	2019	2018
FINANCING ACTIVITIES
Net increase (decrease) in deposit liabilities, including swap collateral held	(82,897)	235,229
Net receipts (payments) on derivative contracts with financing elements	(161,717)	75,404
Increase in loan from other FHLBank	400,000	—
Net proceeds from issuance of consolidated obligations
Discount notes	152,786,615	143,693,045
Bonds	16,100,319	8,702,217
Debt issuance costs	(3,780)	(3,008)
Payments for maturing and retiring consolidated obligations
Discount notes	(148,909,387)	(136,911,184)
Bonds	(18,800,970)	(8,769,500)
Proceeds from issuance of capital stock	861,677	1,086,182
Payments for redemption of mandatorily redeemable capital stock	(2,340)	(5,550)
Payments for repurchase/redemption of capital stock	(869,936)	(768,189)
Cash dividends paid	(131)	(133)
Net cash provided by financing activities	1,317,453	7,334,513

Net increase (decrease) in cash and cash equivalents	17,225	(52,993)
Cash and cash equivalents at beginning of the period	35,157	87,965
Cash and cash equivalents at end of the period	$52,382	$34,972

Supplemental Disclosures:
Interest paid	$745,624	$460,500
AHP payments, net	$8,818	$7,088
Stock dividends issued	$38,291	$24,511
Dividends paid through issuance of mandatorily redeemable capital stock	$27	$1
Variation margin recharacterized as settlement payments on derivative contracts (Note 11)	$—	$250,468
Net capital stock reclassified to mandatorily redeemable capital stock	$2,326	$386
Right-of-use assets acquired by lease	$2,539	$—

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
The Bank adopted ASU 2017-12 effective January 1, 2019. At adoption, the Bank did not modify any of its then existing fair value or cash flow hedging relationships. Because the Bank had not had any ineffectiveness associated with its cash flow hedges, a cumulative effect adjustment relating to such hedges was not required. The impact of recording fair value hedge ineffectiveness in the same line where the earnings effect of the hedged item is presented reduced net interest income by $15,625,000 and increased net gains on derivatives and hedging activities by an equal and offsetting amount for the three months ended June 30, 2019 and reduced net interest income by $24,965,000 and increased net gains on derivatives and hedging activities by an equal and offsetting amount for the six months ended June 30, 2019. The amended presentation and disclosure guidance was applied prospectively; prior period comparative financial information has not been reclassified to conform to the current period presentation. Upon adoption, the Bank did not elect to change the way in which it assesses the effectiveness of its hedging relationships. The Bank is continuing to assess other opportunities that are available under the new guidance including, but not limited to, the use of the benchmark rate component to measure the hedged item in some of its fair value hedging relationships entered into after June 30, 2019 and the use of the last-of-layer method for its mortgage loans held for portfolio.
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

Note 3—Trading Securities
Trading securities as of June 30, 2019 and December 31, 2018 consisted solely of U.S. Treasury Notes.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of June 30, 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$460,500	$5,482	$—	$465,982
GSE obligations	5,709,744	71,811	2,826	5,778,729
Other	45,332	412	—	45,744
	6,215,576	77,705	2,826	6,290,455
GSE commercial mortgage-backed securities	10,337,761	76,798	25,753	10,388,806
Total	$16,553,337	$154,503	$28,579	$16,679,261
Included in the table above are GSE commercial mortgage-backed securities ("MBS") that were purchased but which had not yet settled as of June 30, 2019. The aggregate amount due of $68,613,000 is included in other liabilities on the statement of condition at that date.
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

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of June 30, 2019. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	2	$119,590	$315	3	$204,091	$2,511	5	$323,681	$2,826
GSE commercial MBS	77	2,866,482	15,161	27	976,621	10,592	104	3,843,103	25,753
Total	79	$2,986,072	$15,476	30	$1,180,712	$13,103	109	$4,166,784	$28,579

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

At June 30, 2019, the gross unrealized losses on the Bank’s available-for-sale securities were $28,579,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S government. As of June 30, 2019, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE MBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures are rated triple-A by Moody's and are not rated by S&P. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at June 30, 2019 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE commercial MBS and the credit ratings assigned by Moody's and S&P, the Bank expects that its holdings of GSE commercial MBS that were in an unrealized loss position at June 30, 2019 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2019.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2019 and December 31, 2018 are presented below (in thousands).

	June 30, 2019		December 31, 2018
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$251,786	$252,194	$445,731	$446,227
Due after one year through five years	2,679,773	2,698,365	2,398,495	2,420,763
Due after five years through ten years	3,198,633	3,252,094	3,256,389	3,312,322
Due after ten years	85,384	87,802	127,913	131,345
	6,215,576	6,290,455	6,228,528	6,310,657
GSE commercial MBS	10,337,761	10,388,806	9,477,647	9,514,498
Total	$16,553,337	$16,679,261	$15,706,175	$15,825,155

Interest Rate Payment Terms. At June 30, 2019 and December 31, 2018, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.
Sales of Securities. During the three months ended June 30, 2019, the Bank sold an available-for-sale security with an amortized cost (determined by the specific identification method) of $24,734,000. Proceeds from the sale totaled $24,874,000, resulting in a realized gain of $140,000. During the six months ended June 30, 2019, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $435,439,000. Proceeds from the sales totaled $436,019,000, resulting in realized gains of $580,000. There were no sales of available-for-sale securities during the six months ended June 30, 2018.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2019 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$6,734	$—	$6,734	$8	$—	$6,742
State housing agency obligation	35,000	—	35,000	—	256	34,744
	41,734	—	41,734	8	256	41,486
Mortgage-backed securities
GSE residential MBS	1,157,191	—	1,157,191	4,453	4,215	1,157,429
Non-agency residential MBS	69,876	9,534	60,342	12,563	506	72,399
	1,227,067	9,534	1,217,533	17,016	4,721	1,229,828
Total	$1,268,801	$9,534	$1,259,267	$17,024	$4,977	$1,271,314

Held-to-maturity securities as of December 31, 2018 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$7,604	$—	$7,604	$11	$—	$7,615
State housing agency obligations	135,000	—	135,000	10	1,043	133,967
	142,604	—	142,604	21	1,043	141,582
Mortgage-backed securities
U.S. government-guaranteed residential MBS	475	—	475	1	—	476
GSE residential MBS	1,253,573	—	1,253,573	6,022	1,117	1,258,478
Non-agency residential MBS	76,294	10,667	65,627	13,222	694	78,155
	1,330,342	10,667	1,319,675	19,245	1,811	1,337,109
Total	$1,472,946	$10,667	$1,462,279	$19,266	$2,854	$1,478,691

The following table summarizes (in thousands, except number of positions) the held-to-maturity securities with unrealized losses as of June 30, 2019. The unrealized losses include other-than-temporary impairments recorded in accumulated other comprehensive income ("AOCI") and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
State housing agency obligation	—	$—	$—	1	$34,744	$256	1	$34,744	$256
Mortgage-backed securities
GSE residential MBS	53	657,265	4,098	3	24,242	117	56	681,507	4,215
Non-agency residential MBS	3	11,184	180	10	27,288	1,159	13	38,472	1,339
Total	56	$668,449	$4,278	14	$86,274	$1,532	70	$754,723	$5,810

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

At June 30, 2019, the gross unrealized losses on the Bank’s held-to-maturity securities were $5,810,000, of which $1,339,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS, $4,215,000 were attributable to securities that are issued and guaranteed by GSEs and $256,000 were attributable to a security issued by a state housing agency.
As of June 30, 2019, the U.S. government and the issuers of the Bank’s holdings of GSE residential MBS (“RMBS”) were rated triple-A by Moody’s and AA+ by S&P. Based upon the credit ratings assigned by Moody's and S&P and the Bank's assessment of the strength of the GSEs’ guarantees of the Bank’s holdings of GSE RMBS, the Bank expects that its holdings of GSE RMBS that were in an unrealized loss position at June 30, 2019 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. In addition, based upon the Bank's assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by Moody's and S&P, the Bank expects that the state housing agency debenture that was in an unrealized loss position at June 30, 2019 would not be settled at an amount less than the Bank’s amortized cost basis in this investment. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2019.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2019 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.

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
To assess whether the entire amortized cost bases of its 22 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of June 30, 2019 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of June 30, 2019 assumed changes in home prices ranging from declines of 8 percent to increases of 12 percent over the 12-month period beginning April 1, 2019. For the vast majority of markets, the changes were projected to range from increases of 2 percent to 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
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
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired at June 30, 2019.
During the year ended December 31, 2016, one of the Bank's non-agency RMBS was determined to be other-than-temporarily impaired. In addition, 14 of the Bank's non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013.
The following table presents a rollforward for the three and six months ended June 30, 2019 and 2018 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance of credit losses, beginning of period	$8,358	$9,203	$8,551	$9,443
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(186)	(229)	(379)	(469)
Balance of credit losses, end of period	8,172	8,974	8,172	8,974
Cumulative principal shortfalls on securities held at end of period	(2,091)	(2,048)	(2,091)	(2,048)
Cumulative amortization of the time value of credit losses at end of period	921	690	921	690
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of period	$7,002	$7,616	$7,002	$7,616

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2019 and December 31, 2018 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2019			December 31, 2018
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$6,734	$6,734	$6,742	$3,497	$3,497	$3,499
Due after five years through ten years	—	—	—	4,107	4,107	4,116
Due after ten years	35,000	35,000	34,744	135,000	135,000	133,967
	41,734	41,734	41,486	142,604	142,604	141,582
Mortgage-backed securities	1,227,067	1,217,533	1,229,828	1,330,342	1,319,675	1,337,109
Total	$1,268,801	$1,259,267	$1,271,314	$1,472,946	$1,462,279	$1,478,691

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $2,215,000 and $2,457,000 at June 30, 2019 and December 31, 2018, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Amortized cost of variable-rate held-to-maturity securities other than MBS	$41,734	$142,604
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	47	57
Collateralized mortgage obligations
Fixed-rate	97	135
Variable-rate	1,226,923	1,330,150
	1,227,067	1,330,342
Total	$1,268,801	$1,472,946

All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2018 or the six months ended June 30, 2019.
Sales of Securities. There were no sales of held-to-maturity securities during the six months ended June 30, 2019 or 2018.

Note 6—Advances
     Redemption Terms. At June 30, 2019 and December 31, 2018, the Bank had advances outstanding at interest rates ranging from 0.89 percent to 8.27 percent and 0.88 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	June 30, 2019		December 31, 2018
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$19,308,879	2.40%	$21,718,709	2.49%
Due after one year through two years	2,796,823	2.42	2,986,350	2.48
Due after two years through three years	896,337	2.53	1,272,214	2.42
Due after three years through four years	1,001,443	2.55	951,787	2.49
Due after four years through five years	956,321	2.76	632,862	2.84
Due after five years	13,645,635	2.35	13,230,406	2.42
Total par value	38,605,438	2.40%	40,792,328	2.47%

Premiums	10		12
Deferred net prepayment fees	(7,617)		(8,683)
Commitment fees	(103)		(108)
Hedging adjustments	180,871		10,264
Total	$38,778,599		$40,793,813
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2019 and December 31, 2018, the Bank had aggregate prepayable and callable advances totaling $10,701,107,000 and $10,446,628,000, respectively.
The following table summarizes advances outstanding at June 30, 2019 and December 31, 2018, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2019	December 31, 2018
Due in one year or less	$29,858,731	$32,024,714
Due after one year through two years	2,223,649	2,434,821
Due after two years through three years	809,823	1,178,054
Due after three years through four years	942,744	848,047
Due after four years through five years	713,400	565,334
Due after five years	4,057,091	3,741,358
Total par value	$38,605,438	$40,792,328

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2019 and December 31, 2018, the Bank had putable advances outstanding totaling $4,620,530,000 and $3,094,300,000, respectively.

The following table summarizes advances outstanding at June 30, 2019 and December 31, 2018, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2019	December 31, 2018
Due in one year or less	$22,777,179	$24,612,509
Due after one year through two years	2,911,323	3,136,850
Due after two years through three years	901,337	1,312,214
Due after three years through four years	981,443	951,787
Due after four years through five years	916,121	611,662
Due after five years	10,118,035	10,167,306
Total par value	$38,605,438	$40,792,328

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Fixed-rate
Due in one year or less	$18,869,179	$21,558,023
Due after one year	8,772,633	8,503,772
Total fixed-rate	27,641,812	30,061,795
Variable-rate
Due in one year or less	439,700	160,686
Due after one year	10,523,926	10,569,847
Total variable-rate	10,963,626	10,730,533
Total par value	$38,605,438	$40,792,328

At June 30, 2019 and December 31, 2018, 29 percent and 24 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended June 30, 2019 and 2018, gross advance prepayment fees received from members/borrowers were $549,000 and $117,000, respectively, none of which were deferred. During the six months ended June 30, 2019 and 2018, gross advance prepayment fees received from members/borrowers were $742,000 and $1,759,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the three months ended March 31, 2019, a symmetrical prepayment advance with a par value of $5,000,000 was prepaid. The difference by which the par value of the advance exceeded its fair value, less the make-whole amount, totaled $68,000 and was recorded in prepayment fees on advances. There were no prepayments of symmetrical prepayment advances during the three months ended June 30, 2019 or the six months ended June 30, 2018.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of June 30, 2019 and December 31, 2018 for mortgage loans held for portfolio (in thousands):

	June 30, 2019	December 31, 2018
Fixed-rate medium-term* single-family mortgages	$19,662	$10,885
Fixed-rate long-term single-family mortgages	2,949,575	2,127,142
Premiums	61,493	45,259
Discounts	(1,758)	(1,757)
Deferred net derivative gains associated with mortgage delivery commitments	6,026	4,467
Total mortgage loans held for portfolio	3,034,998	2,185,996
Less: allowance for credit losses	(731)	(493)
Total mortgage loans held for portfolio, net of allowance for credit losses	$3,034,267	$2,185,503
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at June 30, 2019 and December 31, 2018 was comprised of government-guaranteed/insured loans totaling $14,588,000 and $15,880,000, respectively, and conventional loans totaling $2,954,649,000 and $2,122,147,000, respectively.

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
During the six months ended June 30, 2019 and 2018, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2019 or December 31, 2018.

The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At June 30, 2019 and December 31, 2018, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2019 and December 31, 2018, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment by payment status for mortgage loans at June 30, 2019 and December 31, 2018 (dollars in thousands).

	June 30, 2019			December 31, 2018
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$10,753	$544	$11,297	$11,241	$614	$11,855
60-89 days delinquent	2,439	91	2,530	1,816	135	1,951
90 days or more delinquent	3,585	79	3,664	1,410	156	1,566
Total past due	16,777	714	17,491	14,467	905	15,372
Total current loans	3,019,485	14,022	3,033,507	2,166,660	15,139	2,181,799
Total mortgage loans	$3,036,262	$14,736	$3,050,998	$2,181,127	$16,044	$2,197,171

Other delinquency statistics:
In process of foreclosure (1)	$1,406	$12	$1,418	$481	$77	$558
Serious delinquency rate (2)	0.1%	0.5%	0.1%	0.1%	1.0%	0.1%
Past due 90 days or more and still accruing interest (3)	$—	$79	$79	$—	$156	$156
Nonaccrual loans	$3,585	$—	$3,585	$1,410	$—	$1,410
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
_____________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At June 30, 2019 and December 31, 2018, the Bank’s other assets included $21,000 and $7,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each nonaccrual mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At June 30, 2019 and December 31, 2018, the Bank did not have any troubled debt restructurings related to mortgage loans. At these dates, the estimated value of the collateral securing each nonaccrual loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of the nonaccrual mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $731,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at June 30, 2019.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance, beginning of period	$611	$271	$493	$271
Provision for credit losses	120	7	238	7
Balance, end of period	$731	$278	$731	$278

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of June 30, 2019 and December 31, 2018 (in thousands).

	June 30, 2019	December 31, 2018
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$731	$493

Recorded investment
Individually evaluated for impairment	$3,585	$1,410
Collectively evaluated for impairment	3,032,677	2,179,717
	$3,036,262	$2,181,127

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.048 trillion and $1.032 trillion at June 30, 2019 and December 31, 2018, respectively. The Bank was the primary obligor on $69.2 billion and $68.0 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2019 and December 31, 2018 (in thousands, at par value).

	June 30, 2019	December 31, 2018
Fixed-rate	$19,785,860	$15,606,555
Variable-rate	6,157,000	10,029,850
Step-up	3,220,500	6,202,500
Step-down	250,000	275,000
Total par value	$29,413,360	$32,113,905

At June 30, 2019 and December 31, 2018, 88 percent and 90 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2019 and December 31, 2018, by contractual maturity (dollars in thousands):

	June 30, 2019		December 31, 2018
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$12,260,535	2.23%	$14,798,025	2.11%
Due after one year through two years	6,303,940	2.20	4,943,910	2.07
Due after two years through three years	2,954,035	2.19	4,093,605	2.12
Due after three years through four years	3,380,410	2.44	2,686,995	2.24
Due after four years through five years	1,559,090	2.68	2,641,210	2.92
Due after five years	2,955,350	2.59	2,950,160	2.58
Total par value	29,413,360	2.30%	32,113,905	2.22%

Premiums	1,592		2,241
Discounts	(912)		(1,295)
Debt issuance costs	(3,434)		(3,295)
Hedging adjustments	70,956		(179,627)
Total	$29,481,562		$31,931,929

At June 30, 2019 and December 31, 2018, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2019	December 31, 2018
Non-callable bonds	$16,066,360	$20,662,505
Callable bonds	13,347,000	11,451,400
Total par value	$29,413,360	$32,113,905

The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2019 and December 31, 2018, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2019	December 31, 2018
Due in one year or less	$20,900,535	$23,532,425
Due after one year through two years	4,436,940	3,804,410
Due after two years through three years	1,519,035	1,931,605
Due after three years through four years	1,827,410	1,618,095
Due after four years through five years	439,090	971,210
Due after five years	290,350	256,160
Total par value	$29,413,360	$32,113,905

     Discount Notes. At June 30, 2019 and December 31, 2018, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

June 30, 2019	$39,656,798	$39,771,570	2.30%

December 31, 2018	$35,731,713	$35,882,027	2.30%

Note 10—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$44,358	$31,246
AHP assessment	12,509	10,067
Grants funded, net of recaptured amounts	(8,818)	(7,088)
Balance, end of period	$48,049	$34,225

Note 11—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of June 30, 2019 or December 31, 2018.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of June 30, 2019 and December 31, 2018 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
June 30, 2019

Assets

Derivatives
Bilateral derivatives	$34,275	$(12,214)	$22,061	$(5,846)	(2)	$16,215
Cleared derivatives	14,693	(2,729)	11,964	—		11,964
Total derivatives	48,968	(14,943)	34,025	(5,846)		28,179
Securities purchased under agreements to resell	5,135,000	—	5,135,000	(5,135,000)		—

Total assets	$5,183,968	$(14,943)	$5,169,025	$(5,140,846)		$28,179

Liabilities

Derivatives
Bilateral derivatives	$169,067	$(166,853)	$2,214	$—		$2,214
Cleared derivatives	3,999	(2,660)	1,339	(1,339)	(3)	—

Total liabilities	$173,066	$(169,513)	$3,553	$(1,339)		$2,214

December 31, 2018

Assets

Derivatives
Bilateral derivatives	$35,923	$(26,074)	$9,849	$(3,380)	(2)	$6,469
Cleared derivatives	7,773	(7,744)	29	—		29
Total derivatives	43,696	(33,818)	9,878	(3,380)		6,498
Securities purchased under agreements to resell	6,215,000	—	6,215,000	(6,215,000)		—

Total assets	$6,258,696	$(33,818)	$6,224,878	$(6,218,380)		$6,498

Liabilities

Derivatives
Bilateral derivatives	$189,654	$(181,022)	$8,632	$—		$8,632
Cleared derivatives	45,025	(7,666)	37,359	(37,359)	(4)	—

Total liabilities	$234,679	$(188,688)	$45,991	$(37,359)		$8,632
_____________________________

(1)
Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged other securities with an aggregate fair value of $755,707,000 at June 30, 2019 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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

Note 12—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of June 30, 2019, it was not a party to any forward rate agreements.
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
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank entered into interest rate cap agreements, only one of which remained outstanding at June 30, 2019. These derivatives are treated as economic hedges.
All of the Bank's available-for-sale securities are fixed-rate agency and other highly rated debentures and agency commercial MBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
The majority of the Bank's trading securities are fixed-rate U.S. Treasury Notes. To convert some of these fixed-rate investment securities to a short-term floating rate, the Bank entered into fixed-for-floating interest rate exchange agreements that are indexed to the overnight index swap ("OIS") rate. These derivatives are treated as economic hedges.
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
To manage the interest rate risk of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. With issuances of fixed-rate consolidated obligation bonds, the Bank typically enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank that are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. In this transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets, typically one-month or three-month LIBOR. These transactions are treated as fair value hedges. On occasion, the Bank may enter into fixed-for-floating interest rate exchange agreements to hedge the interest rate risk associated with certain of its consolidated obligation discount notes. The derivatives associated with the Bank’s fair value discount note hedging are indexed to the OIS rate and are treated as economic hedges. The Bank may also use interest rate exchange agreements to convert variable-rate consolidated obligation bonds from one index rate (e.g., the daily effective federal funds rate) to another index rate (e.g., one-month or three-month LIBOR). These transactions are treated as economic hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at June 30, 2019 and December 31, 2018 (in thousands).

	June 30, 2019			December 31, 2018
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances	$8,110,587	$1,884	$126,183	$7,171,033	$4,273	$36,521
Available-for-sale securities	16,058,849	11,684	23,408	15,981,523	8,501	55,202
Consolidated obligation bonds	20,479,170	24,506	19,704	19,824,055	21,112	130,806
Consolidated obligation discount notes	943,000	1,246	—	865,000	—	2,480
Total derivatives designated as hedging instruments under ASC 815	45,591,606	39,320	169,295	43,841,611	33,886	225,009
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	—	—	—	2,500	—	—
Available-for-sale securities	3,155	1	—	3,156	—	10
Mortgage loans held for portfolio	295,600	132	1,309	150,600	158	198
Consolidated obligation discount notes	3,450,000	26	22	—	—	—
Trading securities	2,513,000	179	12	1,713,000	5	39
Intermediary transactions	957,366	5,783	2,337	1,228,345	3,742	6,245
Other	525,000	56	69	425,000	1,425	—
Interest rate swaptions related to mortgage loans held for portfolio	215,000	3,339	—	185,000	1,234	—
Mortgage delivery commitments	24,073	109	—	11,687	62	—
Interest rate caps and floors
Held-to-maturity securities	750,000	1	—	1,000,000	6	—
Intermediary transactions	80,000	22	22	541,000	3,178	3,178
Total derivatives not designated as hedging instruments under ASC 815	8,813,194	9,648	3,771	5,260,288	9,810	9,670
Total derivatives before collateral and netting adjustments	$54,404,800	48,968	173,066	$49,101,899	43,696	234,679

Cash collateral and related accrued interest		(8,397)	(163,035)		(9,287)	(164,237)
Cash received or remitted in excess of variation margin requirements		(9)	59		(93)	(13)
Netting adjustments		(6,537)	(6,537)		(24,438)	(24,438)
Total collateral and netting adjustments(1)		(14,943)	(169,513)		(33,818)	(188,688)
Net derivative balances reported in statements of condition		$34,025	$3,553		$9,878	$45,991
_____________________________

(1)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Net Gains (Losses) on Derivatives and Hedging Activities	Other Comprehensive Income (Loss)
Three Months Ended June 30, 2019

Total amount of the financial statement line item	$244,658	$112,788	$(166,004)	$(231,322)	$12,790	$(79,098)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(110,910)	$(469,575)	$122,435	$—	$—	$—
Hedged items	122,509	475,566	(138,342)	—	—	—
Net gains (losses) on fair value hedging relationships	$11,599	$5,991	$(15,907)	$—	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$765	$—	$(765)
Recognized in OCI	—	—	—	—	—	(33,976)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$765	$—	$(34,741)

Three Months Ended June 30, 2018 (1)

Total amount of the financial statement line item	$198,670	$104,402	$(161,726)	$(120,960)	$(2,347)	$(31,051)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$4,130	$6,955	$(13,256)	$—	$96,016	$—
Hedged items (2)	—	—	—	—	(93,290)	—
Net gains (losses) on fair value hedging relationships	$4,130	$6,955	$(13,256)	$—	$2,726	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$273	$—	$(273)
Recognized in OCI	—	—	—	—	—	4,726
Net gains on cash flow hedging relationships	$—	$—	$—	$273	$—	$4,453

_____________________________

(1)	Prior period amounts have not been reclassified to conform to the new hedge accounting presentation requirements which became effective on January 1, 2019.

(2)	Excludes amortization/accretion on closed fair value relationships.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Net Gains (Losses) on Derivatives and Hedging Activities	Other Comprehensive Income (Loss)
Six Months Ended June 30, 2019

Total amount of the financial statement line item	$482,522	$231,796	$(356,772)	$(427,573)	$21,556	$(47,897)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(145,993)	$(753,436)	$215,660	$—	$—	$—
Hedged items	170,605	774,352	(250,582)	—	—	—
Net gains (losses) on fair value hedging relationships	$24,612	$20,916	$(34,922)	$—	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$1,572	$—	$(1,572)
Recognized in OCI	—	—	—	—	—	(54,366)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$1,572	$—	$(55,938)

Six Months Ended June 30, 2018 (1)

Total amount of the financial statement line item	$354,015	$184,360	$(289,871)	$(215,496)	$(524)	$24,250

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$2,432	$(4,727)	$(11,491)	$—	$328,219	$—
Hedged items (2)	—	—	—	—	(313,588)	—
Net gains (losses) on fair value hedging relationships	$2,432	$(4,727)	$(11,491)	$—	$14,631	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(37)	$—	$37
Recognized in OCI	—	—	—	—	—	18,566
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(37)	$—	$18,603

_____________________________

(1)	Prior period amounts have not been reclassified to conform to the new hedge accounting presentation requirements which became effective on January 1, 2019.

(2)	Excludes amortization/accretion on closed fair value relationships.
For the three and six months ended June 30, 2019 and 2018, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At June 30, 2019, $2,888,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At June 30, 2019, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of June 30, 2019.

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
Advances	$8,283,091	$175,185	$5,686	$180,871
Available-for-sale securities	16,553,337	324,087	(1,048)	323,039
Consolidated obligation bonds	(21,062,960)	(69,074)	(1,882)	(70,956)
_____________________________

(1)	Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.

(2)	Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Gain (Loss) Recognized in Other Income for the		Gain (Loss) Recognized in Other Income for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives and hedged items in ASC 815 fair value hedging relationships(1)
Interest rate swaps	$—	$2,795	$—	$14,675
Interest rate swaptions	—	(69)	—	(44)
Total net gain related to fair value hedge ineffectiveness	—	2,726	—	14,631
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	11,532	(2,748)	20,097	(11,776)
Net interest income (expense) on interest rate swaps	(1,021)	(298)	(2,044)	(123)
Interest rate swaptions	1,704	(125)	1,475	(125)
Interest rate caps and floors	2	112	87	123
Mortgage delivery commitments	545	449	1,806	500
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	12,762	(2,610)	21,421	(11,401)
Price alignment amount on variation margin for daily settled derivative contracts(2)	28	(2,463)	135	(3,754)
Net gains (losses) on derivatives and hedging activities reported in other income	$12,790	$(2,347)	$21,556	$(524)
_____________________________

(1)	For the three and six months ended June 30, 2019, all of the effects of derivatives and associated hedged items in ASC 815 fair value hedging relationships are reported in net interest income.

(2)
The amounts reported for the three and six months ended June 30, 2019 reflect the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments under ASC 815. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments under ASC 815 are recorded in the same line item as the earnings effect of the hedged item. The amounts reported for the three and six months ended June 30, 2018 reflect the price alignment amounts on variation margin for all daily settled derivative contracts.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The majority of the Bank's derivative contracts have been cleared through third-party central clearinghouses (as of June 30, 2019, the notional balance of cleared transactions outstanding totaled $34.3 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of June 30, 2019, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $19.6 billion and $0.5 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 13—Capital
At all times during the six months ended June 30, 2019, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,002,823	$3,745,054	$1,159,443	$3,643,234
Total capital	$2,980,730	$3,745,054	$2,910,932	$3,643,234
Total capital-to-assets ratio	4.00%	5.03%	4.00%	5.01%
Leverage capital	$3,725,912	$5,617,581	$3,638,665	$5,464,851
Leverage capital-to-assets ratio	5.00%	7.54%	5.00%	7.51%
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the six months ended June 30, 2019, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 26, 2019 and June 25, 2019, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 26, 2019 and June 25, 2019, the Bank repurchased surplus stock totaling $202,498,000 and $108,621,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 26, 2019 and June 25, 2019, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $1,596,000 and $688,000, respectively.

Note 14—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$7	$5	$14	$10
Interest cost	5	5	10	10
Amortization of prior service cost	5	5	10	10
Amortization of net actuarial gain	(23)	(27)	(46)	(53)
Net periodic benefit credit	$(6)	$(12)	$(12)	$(23)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the six months ended June 30, 2019 and 2018, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2019 and December 31, 2018. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of June 30, 2019 and December 31, 2018, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
       Derivative assets/liabilities. The fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate curves (that is, the relevant LIBOR swap curve or the OIS curve and, for purposes of discounting, the OIS curve) and, for agreements containing options, swaption volatility). The fair values of the Bank’s interest rate caps and floors are also estimated using a pricing model with inputs that are observable in the market (that is, cap/floor volatility, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).
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

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2019 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$52,382	$52,382	$52,382	$—		$—		$—
Interest-bearing deposits	1,146,261	1,146,261	—	1,146,261		—		—
Securities purchased under agreements to resell	5,135,000	5,135,000	—	5,135,000		—		—
Federal funds sold	4,755,000	4,755,000	—	4,755,000		—		—
Trading securities (1)	3,431,038	3,431,038	—	3,431,038		—		—
Available-for-sale securities (1)	16,679,261	16,679,261	—	16,679,261		—		—
Held-to-maturity securities	1,259,267	1,271,314	—	1,198,915	(2)	72,399	(3)	—
Advances	38,778,599	38,728,073	—	38,728,073		—		—
Mortgage loans held for portfolio, net	3,034,267	3,064,045	—	3,064,045		—		—
Accrued interest receivable	165,900	165,900	—	165,900		—		—
Derivative assets (1)	34,025	34,025	—	48,968		—		(14,943)
Other assets held at fair value (1)	13,166	13,166	13,166	—		—		—

Liabilities:
Deposits	881,993	882,103	—	882,103		—		—
Consolidated obligations
Discount notes	39,656,798	39,658,271	—	39,658,271		—		—
Bonds	29,481,562	29,461,180	—	29,461,180		—		—
Loan from other FHLBank	400,000	400,000	—	400,000		—		—
Mandatorily redeemable capital stock	7,093	7,093	7,093	—		—		—
Accrued interest payable	114,349	114,349	—	114,349		—		—
Derivative liabilities (1)	3,553	3,553	—	173,066		—		(169,513)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of June 30, 2019.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, GSE RMBS and a state housing agency obligation.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

Note 16—Commitments and Contingencies

Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At June 30, 2019, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $979 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At June 30, 2019 and December 31, 2018, the Bank had commitments to make additional advances totaling approximately $20,229,000 and $124,223,000, respectively. In addition, outstanding standby letters of credit totaled $19,730,053,000 and $18,538,265,000 at June 30, 2019 and December 31, 2018, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
In late 2017 and June 2018, the Bank entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At June 30, 2019 and December 31, 2018, the Bank had outstanding standby bond purchase agreements totaling $442,230,000 and $449,890,000, respectively. At June 30, 2019, standby bond purchase agreements totaling $191,236,000 and $250,994,000 expire in 2022 and 2023, respectively. The Bank was not required to purchase any bonds under these agreements during the six months ended June 30, 2019 or the year ended December 31, 2018.
At June 30, 2019 and December 31, 2018, the Bank had commitments to purchase conventional mortgage loans totaling $24,073,000 and $11,687,000, respectively, from certain of its members that participate in the MPF program.
At June 30, 2019 and December 31, 2018, the Bank had commitments to issue $100,000,000 and $20,000,000, respectively, of consolidated obligation bonds, of which $0 and $20,000,000, respectively, were hedged with interest rate swaps. In addition, at June 30, 2019 and December 31, 2018, the Bank had commitments to issue $267,649,000 and $323,652,000 (par value) of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of June 30, 2019 and December 31, 2018, the Bank had pledged cash collateral of $162,724,000 and $163,887,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of June 30, 2019 and December 31, 2018, the Bank had pledged securities with carrying values (and fair values) of $757,046,000 and $712,547,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.

Note 17— Transactions with Shareholders
Affiliates of two of the Bank’s derivative counterparties (Citigroup and Wells Fargo) acquired member institutions on March 31, 2005 and October 1, 2006, respectively. Since the acquisitions were completed, the Bank has continued to enter into interest rate exchange agreements with Citigroup and Wells Fargo in the normal course of business and under the same terms and conditions as before. Effective October 1, 2006, Citigroup terminated the Ninth District charter of the affiliate that acquired the member institution and, as a result, an affiliate of Citigroup became a non-member shareholder of the Bank. The Bank repurchased all of the affiliate's outstanding capital stock during the three months ended June 30, 2019 and, accordingly, the affiliate of Citigroup is no longer a shareholder of the Bank.

Note 18 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the six months ended June 30, 2019, interest income on loans to other FHLBanks totaled $20,000. The Bank did not loan any short-term federal funds to other FHLBanks during the six months ended June 30, 2018. The following table summarizes the Bank's loans to other FHLBanks during the six months ended June 30, 2019 (in thousands).

Six Months Ended June 30, 2019
Balance at January 1, 2019	$—
Loans made to FHLBank of Boston	300,000
Collections from FHLBank of Boston	(300,000)
Balance at June 30, 2019	$—
During the six months ended June 30, 2019 and 2018, interest expense on borrowings from other FHLBanks totaled $108,000 and $75,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended June 30,
	2019	2018
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	400,000	45,000
FHLBank of Indianapolis	20,000	600,000
FHLBank of Boston	150,000	175,000
FHLBank of Cincinnati	—	500,000
FHLBank of Des Moines	—	500,000
FHLBank of New York	250,000	—
Repayments to:
FHLBank of San Francisco	—	(45,000)
FHLBank of Indianapolis	(20,000)	(600,000)
FHLBank of Boston	(150,000)	(175,000)
FHLBank of Cincinnati	—	(500,000)
FHLBank of Des Moines	—	(500,000)
FHLBank of New York	(250,000)	—
Balance at June 30,	$400,000	$—

Note 19 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended June 30, 2019
Balance at April 1, 2019	$170,803	$(2,785)	$(10,074)	$1,258	$159,202
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(140)	—	—	—	(140)
Gains on cash flow hedges included in interest expense	—	(765)	—	—	(765)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(18)	(18)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(44,739)	—	—	—	(44,739)
Unrealized losses on cash flow hedges	—	(33,976)	—	—	(33,976)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	540	—	540
Total other comprehensive income (loss)	(44,879)	(34,741)	540	(18)	(79,098)
Balance at June 30, 2019	$125,924	$(37,526)	$(9,534)	$1,240	$80,104

Three Months Ended June 30, 2018
Balance at April 1, 2018	$252,624	$34,335	$(12,828)	$1,496	$275,627
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(273)	—	—	(273)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(22)	(22)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(36,262)	—	—	—	(36,262)
Unrealized gains on cash flow hedges	—	4,726	—	—	4,726
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	780	—	780
Total other comprehensive income (loss)	(36,262)	4,453	780	(22)	(31,051)
Balance at June 30, 2018	$216,362	$38,788	$(12,048)	$1,474	$244,576
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Six Months Ended June 30, 2019
Balance at January 1, 2019	$118,980	$18,412	$(10,667)	$1,276	$128,001
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(580)	—	—	—	(580)
Gains on cash flow hedges included in interest expense	—	(1,572)	—	—	(1,572)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(36)	(36)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	7,524	—	—	—	7,524
Unrealized losses on cash flow hedges	—	(54,366)	—	—	(54,366)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,133	—	1,133
Total other comprehensive income (loss)	6,944	(55,938)	1,133	(36)	(47,897)
Balance at June 30, 2019	$125,924	$(37,526)	$(9,534)	$1,240	$80,104

Six Months Ended June 30, 2018
Balance at January 1, 2018	$212,225	$20,185	$(13,601)	$1,517	$220,326
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	37	—	—	37
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(43)	(43)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	4,137	—	—	—	4,137
Unrealized gains on cash flow hedges	—	18,566	—	—	18,566
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,553	—	1,553
Total other comprehensive income (loss)	4,137	18,603	1,553	(43)	24,250
Balance at June 30, 2018	$216,362	$38,788	$(12,048)	$1,474	$244,576
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of June 30, 2019, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2019 and December 31, 2018.

MEMBERSHIP SUMMARY
	June 30, 2019	December 31, 2018
Commercial banks	576	585
Savings institutions	56	57
Credit unions	121	118
Insurance companies	46	43
Community Development Financial Institutions	7	7
Total members	806	810
Housing associates	8	8
Non-member borrowers	4	5
Total	818	823
Community Financial Institutions (“CFIs”) (1)	562	572
_____________________________

(1)
The figures shown reflect the number of institutions that were Community Financial Institutions as of June 30, 2019 and December 31, 2018 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2019, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2018, 2017 and 2016 of less than $1.199 billion. For 2018, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2017, 2016 and 2015 of less than $1.173 billion.
As of June 30, 2019, the Bank had 806 members. The decline in the Bank's membership during the first six months of 2019 was largely attributable to intra-district merger activity.
Financial Market Conditions
Economic growth in the United States expanded during the second quarter of 2019, albeit at a slower rate. The gross domestic product increased at an annual rate of 2.1 percent during the second quarter of 2019, after increasing at annual rates of 3.1 percent during the first quarter of 2019 and 2.9 percent during 2018. The nationwide unemployment rate was 3.7 percent at June 30, 2019, down from 3.8 percent at March 31, 2019 and 3.9 percent at December 31, 2018. Housing prices continued to increase in most major metropolitan areas, albeit at a slower pace than in 2018, while home sales slowed in many markets.
At its meeting held on July 30/31, 2019, the Federal Open Market Committee ("FOMC") lowered its target for the federal funds rate from a range between 2.25 percent and 2.50 percent (which it had set in December 2018) to a range between 2.00 percent and 2.25 percent and stated that, in determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC will assess realized and expected economic conditions relative to its maximum employment objective and its inflation objective. Through September 2017, the FOMC maintained a policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. In October 2017, the FOMC began implementing a balance sheet normalization program, which is designed to gradually reduce the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. At its March 2019 meeting, the FOMC announced that it would slow the pace of this program beginning in May 2019, and would end the runoff of its Treasury holdings at the end of September 2019. At its meeting held on July 30/31, 2019, the FOMC announced that it would conclude the reduction of its aggregate securities holdings in August 2019, earlier than previously announced. The FOMC's next regular meeting is scheduled to occur on September 17/18, 2019.
One-month and three-month LIBOR declined during the first six months of 2019, with one-month and three-month LIBOR ending the second quarter at 2.40 percent and 2.32 percent, respectively, as compared to 2.50 percent and 2.81 percent, respectively, at the end of 2018.

The following table presents information on various market interest rates at June 30, 2019 and December 31, 2018 and various average market interest rates for the three and six-month periods ended June 30, 2019 and 2018.

	Ending Rate		Average Rate		Average Rate
	June 30, 2019	December 31, 2018	Second Quarter 2019	Second Quarter 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Federal Funds Target (1)	2.50%	2.50%	2.50%	1.80%	2.50%	1.67%
Average Effective Federal Funds Rate (2)	2.40%	2.40%	2.40%	1.76%	2.40%	1.59%
1-month LIBOR (1)	2.40%	2.50%	2.44%	1.97%	2.47%	1.81%
3-month LIBOR (1)	2.32%	2.81%	2.51%	2.34%	2.60%	2.13%
2-year LIBOR (1)	1.81%	2.66%	2.21%	2.74%	2.41%	2.57%
5-year LIBOR (1)	1.77%	2.57%	2.14%	2.89%	2.34%	2.76%
10-year LIBOR (1)	1.96%	2.71%	2.31%	2.97%	2.49%	2.87%
3-month U.S. Treasury (1)	2.12%	2.45%	2.35%	1.87%	2.40%	1.73%
2-year U.S. Treasury (1)	1.75%	2.48%	2.13%	2.48%	2.30%	2.32%
5-year U.S. Treasury (1)	1.76%	2.51%	2.12%	2.77%	2.29%	2.65%
10-year U.S. Treasury (1)	2.00%	2.69%	2.34%	2.92%	2.49%	2.84%
_____________________________

(1)	Source: Bloomberg (reflects upper end of target range)

(2)	Source: Federal Reserve Statistical Release

Year-to-Date 2019 Summary

•
The Bank ended the second quarter of 2019 with total assets of $74.5 billion compared with $72.8 billion at the end of 2018. The $1.7 billion increase in total assets for the six months ended June 30, 2019 was attributable to increases in the Bank's short-term liquidity portfolio ($2.2 billion), mortgage loans held for portfolio ($0.8 billion) and long-term investments ($0.7 billion), partially offset by a decrease in the Bank's advances ($2.0 billion)

•	Total advances decreased from $40.8 billion at December 31, 2018 to $38.8 billion at June 30, 2019.

•	Mortgage loans held for portfolio increased from $2.2 billion at December 31, 2018 to $3.0 billion at June 30, 2019.

•
The Bank’s net income for the three and six months ended June 30, 2019 was $54.1 million and $112.5 million, respectively, as compared to $48.8 million and $90.6 million, respectively, during the corresponding periods in 2018. For discussion and analysis of the increases in net income, see the section entitled "Results of Operations" beginning on page 60 of this report.

•
At all times during the first six months of 2019, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $1.155 billion at June 30, 2019 from $1.081 billion at December 31, 2018. Retained earnings was 1.55 percent and 1.49 percent of total assets at June 30, 2019 and December 31, 2018, respectively.

•
During the first six months of 2019, the Bank paid dividends totaling $38.4 million. The Bank’s first quarter 2019 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 2.35 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2018) and 3.35 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2018 plus 1.0 percent), respectively. The Bank’s second quarter 2019 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 2.50 percent (a rate equal to average one-month LIBOR for the first quarter of 2019) and 3.50 percent (a rate equal to average one-month LIBOR for the first quarter of 2019 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2019		2018
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$38,778,599	$36,096,595	$40,793,813	$42,241,727	$43,589,555
Investments (1)	32,405,827	30,040,987	29,551,929	29,433,699	30,807,424
Mortgage loans held for portfolio	3,034,998	2,595,023	2,185,996	1,795,576	1,322,093
Allowance for credit losses on mortgage loans	731	611	493	382	278
Total assets	74,518,243	69,037,492	72,773,290	73,710,099	75,939,877
Consolidated obligations — discount notes	39,656,798	37,369,065	35,731,713	33,996,816	39,322,407
Consolidated obligations — bonds	29,481,562	26,746,361	31,931,929	34,382,344	31,141,214
Total consolidated obligations(2)	69,138,360	64,115,426	67,663,642	68,379,160	70,463,621
Mandatorily redeemable capital stock(3)	7,093	7,753	6,979	6,877	824
Capital stock — putable	2,582,594	2,431,577	2,554,888	2,608,799	2,660,055
Unrestricted retained earnings	984,180	960,243	932,675	904,525	880,637
Restricted retained earnings	171,187	160,372	148,692	137,066	127,051
Total retained earnings	1,155,367	1,120,615	1,081,367	1,041,591	1,007,688
Accumulated other comprehensive income	80,104	159,202	128,001	280,155	244,576
Total capital	3,818,065	3,711,394	3,764,256	3,930,545	3,912,319
Dividends paid(3)	19,326	19,123	18,358	16,168	13,581
Income statement (for the quarter)
Net interest income after provision for mortgage loan losses(4)	$62,474	$71,978	$85,431	$80,937	$76,005
Other income (loss)(4)	22,144	16,977	1,765	(2,503)	425
Other expense	24,525	24,065	22,597	22,798	22,169
AHP assessment	6,015	6,494	6,465	5,565	5,427
Net income	54,078	58,396	58,134	50,071	48,834
Performance ratios
Net interest margin(4)(5)	0.36%	0.42%	0.49%	0.45%	0.46%
Net interest spread (4)(6)	0.21	0.26	0.36	0.33	0.36
Return on average assets	0.31	0.35	0.33	0.28	0.30
Return on average equity	5.66	6.22	5.92	5.05	5.22
Return on average capital stock (7)	8.53	9.28	8.98	7.53	7.88
Total average equity to average assets	5.51	5.57	5.59	5.45	5.75
Regulatory capital ratio(8)	5.03	5.16	5.01	4.96	4.83
Dividend payout ratio (3)(9)	35.74	32.75	31.58	32.29	27.81

_____________________________

(1)
Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.048 trillion, $1.011 trillion, $1.032 trillion, $1.019 trillion and $1.060 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $69 billion, $64 billion, $68 billion, $69 billion and $71 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $51 thousand, $50 thousand, $21 thousand, $6 thousand and $24 thousand for the quarters ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively.

(4)
The Bank adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") on January 1, 2019. In accordance with ASU 2017-12, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Prior to the adoption of ASU 2017-12, the Bank recorded fair value hedge ineffectiveness in other income (loss). Because prior period amounts have not been reclassified to conform to the new presentation requirements, net interest income after provision for mortgage loan losses, other income (loss), net interest margin and net interest spread for the quarter ended March 31, 2019 and the quarter ended June 30, 2019 are not comparable to prior periods. For additional discussion, see the section entitled "Results of Operations" beginning on page 60 of this report.

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

Financial Condition
The following table provides selected period-end balances as of June 30, 2019 and December 31, 2018, as well as selected average balances for the six-month period ended June 30, 2019 and the year ended December 31, 2018. As shown in the table, the Bank’s total assets increased by 2.4 percent between December 31, 2018 and June 30, 2019, due to increases in the Bank's short-term liquidity portfolio ($2.2 billion), mortgage loans held for portfolio ($0.8 billion) and long-term investments ($0.7 billion), partially offset by a decrease in the Bank's advances ($2.0 billion). As the Bank’s assets increased, the funding for those assets also increased. During the six months ended June 30, 2019, total consolidated obligations increased by $1.5 billion as consolidated obligation discount notes increased by $3.9 billion and consolidated obligation bonds decreased by $2.4 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table.

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2019
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2018
Advances	$38,779	$(2,015)	(4.9)%	$40,794
Short-term liquidity holdings
Interest-bearing deposits	1,146	(1,354)	(54.2)%	2,500
Securities purchased under agreements to resell	5,135	(1,080)	(17.4)%	6,215
Federal funds sold	4,755	3,024	174.7%	1,731
Trading securities (U.S. Treasury Notes)	3,325	1,608	93.7%	1,717
Total short-term liquidity holdings	14,361	2,198	18.1%	12,163
Long-term investments
Trading securities (U.S. Treasury Note)	106	5	5.0%	101
Available-for-sale securities	16,679	854	5.4%	15,825
Held-to-maturity securities	1,259	(203)	(13.9)%	1,462
Total long-term investments	18,044	656	3.8%	17,388

Mortgage loans held for portfolio, net	3,034	848	38.8%	2,186
Total assets	74,518	1,745	2.4%	72,773

Consolidated obligations
Consolidated obligations — bonds	29,481	(2,451)	(7.7)%	31,932
Consolidated obligations — discount notes	39,657	3,925	11.0%	35,732
Total consolidated obligations	69,138	1,474	2.2%	67,664

Mandatorily redeemable capital stock	7	—	—%	7
Capital stock	2,583	28	1.1%	2,555
Retained earnings	1,155	74	6.8%	1,081

Average total assets	68,990	915	1.3%	68,075
Average capital stock	2,548	19	0.8%	2,529
Average mandatorily redeemable capital stock	8	4	100.0%	4

Advances
The Bank's advances balances (at par value) decreased by $2.2 billion (5.4 percent) during the first six months of 2019, due primarily to a decrease in overnight advances. A $1.8 billion decline in advances to NexBank, SSB, the Bank's fourth largest borrower at December 31, 2018, was partially offset by a $1.2 billion increase in advances to Comerica Bank, the Bank's largest borrower at June 30, 2019 and second largest borrower at December 31, 2018. Advances declined broadly across the Bank's membership. Borrowers that reduced their borrowings outnumbered borrowers that increased their borrowings by a margin of approximately two to one. The following table presents advances outstanding, by type of institution, as of June 30, 2019 and December 31, 2018.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial banks	$26,162	68%	$26,105	64%
Insurance companies	6,794	18	6,394	16
Savings institutions	3,043	8	4,631	11
Credit unions	2,406	6	3,459	9
Community Development Financial Institutions	16	—	16	—
Total member advances	38,421	100	40,605	100
Housing associates	165	—	170	—
Non-member borrowers	19	—	17	—
Total par value of advances	$38,605	100%	$40,792	100%
Total par value of advances outstanding to CFIs (1)	$5,308	14%	$5,869	14%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of June 30, 2019 and December 31, 2018 based upon the definitions of CFIs that applied as of those dates.
At June 30, 2019, advances outstanding to the Bank’s five largest borrowers totaled $15.3 billion, representing 39.5 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2018 totaled $15.4 billion, representing 37.9 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2019.
FIVE LARGEST BORROWERS AS OF JUNE 30, 2019
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$5,000	13.0%
American General Life Insurance Company	3,148	8.1
Texas Capital Bank, N.A.	3,100	8.0
Iberiabank	2,006	5.2
Life Insurance Company of the Southwest	2,000	5.2
	$15,254	39.5%

The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2019 and December 31, 2018.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	June 30, 2019		December 31, 2018
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$26,417	68.4%	$28,753	70.5%
Adjustable/variable-rate indexed	10,964	28.4	10,730	26.3
Amortizing	1,224	3.2	1,309	3.2
Total par value	$38,605	100.0%	$40,792	100.0%
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
Short-Term Liquidity Holdings
At June 30, 2019, the Bank’s short-term liquidity holdings were comprised of $5.1 billion of overnight reverse repurchase agreements, $4.8 billion of overnight federal funds sold, $1.1 billion of overnight interest-bearing deposits and $3.3 billion of U.S. Treasury Notes. At December 31, 2018, the Bank’s short-term liquidity holdings were comprised of $6.2 billion of overnight reverse repurchase agreements, $2.5 billion of overnight interest-bearing deposits, $1.7 billion of overnight federal funds sold and $1.7 billion of U.S. Treasury Notes. All of the Bank's federal funds sold during the six months ended June 30, 2019 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis and all of its interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties. As of June 30, 2019, the Bank’s overnight federal funds sold consisted of $1.4 billion sold to counterparties rated double-A, $2.6 billion sold to counterparties rated single-A and $0.8 billion sold to counterparties rated triple-B. As of June 30, 2019, substantially all of the Bank's interest-bearing deposits were held in single-A rated domestic banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2018 10-K. For the six months ended June 30, 2019, the Bank's core mission asset ("CMA") ratio was 64.8 percent. In comparison, the Bank's CMA ratio was 64.7 percent for the year ended December 31, 2018.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at June 30, 2019 and December 31, 2018 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
June 30, 2019	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$7	$466	$106	$579	$7
GSE obligations	—	5,779	—	5,779	—
State housing agency obligation	35	—	—	35	35
Other	—	45	—	45	—
Total debentures	42	6,290	106	6,438	42

Mortgage-backed securities ("MBS") portfolio
GSE residential MBS	1,157	—	—	1,157	1,157
GSE commercial MBS	—	10,389	—	10,389	—
Non-agency residential MBS	60	—	—	60	72
Total MBS	1,217	10,389	—	11,606	1,229
Total long-term investments	$1,259	$16,679	$106	$18,044	$1,271

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2018	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$8	$453	$101	$562	$8
GSE obligations	—	5,687	—	5,687	—
State housing agency obligations	135	—	—	135	134
Other	—	171	—	171	—
Total debentures	143	6,311	101	6,555	142

Mortgage-backed securities portfolio
U.S. government-guaranteed residential MBS	1	—	—	1	1
GSE residential MBS	1,253	—	—	1,253	1,258
GSE commercial MBS	—	9,514	—	9,514	—
Non-agency residential MBS	65	—	—	65	78
Total MBS	1,319	9,514	—	10,833	1,337
Total long-term investments	$1,462	$15,825	$101	$17,388	$1,479

As of June 30, 2019, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table on page 52.
During the six months ended June 30, 2019, the Bank acquired (based on trade date) $787 million of GSE commercial MBS ("CMBS"). All of the Bank's CMBS holdings are backed by multi-family loans. During the six months ended June 30, 2019, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $205 million and $260 million, respectively.
During the six months ended June 30, 2019, the Bank sold $435 million (par value) of available-for-sale securities. The gains recognized on these sales totaled $0.6 million. No held-to-maturity securities were sold during this same six-month period.

The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At June 30, 2019, the Bank held $11.6 billion (amortized cost) of MBS, which represented 309 percent of its total regulatory capital as of that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available when the Bank has the regulatory capacity to increase its MBS portfolio.
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
Gross unrealized losses on the Bank’s MBS investments declined from $39.1 million at December 31, 2018 to $31.3 million at June 30, 2019. As of June 30, 2019, $25.8 million of the gross unrealized losses related to the Bank’s holdings of GSE CMBS, $4.2 million related to GSE RMBS and $1.3 million related to non-agency RMBS. At June 30, 2019, gross unrealized losses associated with the Bank's non-MBS investments totaled $3.1 million.
The Bank evaluates all outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). An investment security is impaired if the fair value of the investment is less than its amortized cost. For a summary of the Bank’s OTTI evaluation, see “Item 1. Financial Statements” (specifically, Notes 4 and 5 beginning on pages 10 and 12, respectively, of this report).
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of June 30, 2019 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of June 30, 2019. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$1,230	$1,230	$1,230	$1,203	$27
Single-A	2	9,347	9,347	9,347	9,189	158
Triple-B	2	3,483	3,483	3,483	3,432	51
Single-B	4	13,358	13,215	11,682	12,759	501
Triple-C	12	49,377	42,520	34,519	45,741	596
Not Rated	1	81	81	81	75	6
Total	22	$76,876	$69,876	$60,342	$72,399	$1,339
At June 30, 2019, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $8 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $69 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2018, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $9 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $75 million. A summary of the Bank’s non-agency RMBS as of December 31, 2018 by classification by the originator at the time of issuance and collateral type is presented in the 2018 10-K; there were no material changes to this information during the six months ended June 30, 2019.
To assess whether the entire amortized cost bases of its non-agency RMBS are likely to be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of June 30, 2019 under a base case (or best estimate) scenario. The procedures used in this analysis, together with the results thereof, are summarized in “Item 1. Financial Statements” (specifically, Note 5 beginning on page 12 of this report).
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through June 30, 2019, the Bank has amortized $0.9 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on these securities have totaled $2.1 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $5.0 million. Based on the cash flow analyses performed as of June 30, 2019, the Bank currently expects to recover in future periods an additional $6.4 million of the previously recorded losses. These anticipated recoveries will be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through June 30, 2019.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of June 30, 2019 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning April 1, 2019 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. None of the Bank’s non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($1.2 billion par value at June 30, 2019) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2019, one-month LIBOR was 2.40 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.73 percent. The largest concentration of embedded effective caps ($1 billion) was between 6.00 percent and 6.50 percent. As of June 30, 2019, one-month LIBOR rates were 355 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held one $750 million interest rate cap with a strike rate of 6.50 percent and final maturity in August 2021. The notional balance of this cap declines by $250 million in August 2019 and again in August 2020, to $500 million and $250 million, respectively. If three-month LIBOR rises above 6.50 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of the interest rate cap agreement. These payments would be based upon the notional amount of the agreement (at that time) and the difference between 6.50 percent and three-month LIBOR.
Mortgage Loans Held For Portfolio
As of June 30, 2019 and December 31, 2018, mortgage loans held for portfolio (net of allowance for credit losses) were $3.0 billion and $2.2 billion, respectively, representing approximately 4.1 percent and 3.0 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its Participating Financial Institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $2.955 billion of the $2.969 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at June 30, 2019 were conventional loans, almost all of which were acquired since 2016. The remaining $14 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
During the six months ended June 30, 2019, the Bank acquired mortgage loans totaling $973 million ($954 million unpaid principal balance). All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans.
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

Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $509,000 and $284,000 during the three months ended June 30, 2019 and 2018, respectively, and $961,000 and $523,000 during the six months ended June 30, 2019 and 2018, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $731,000 and $493,000 at June 30, 2019 and December 31, 2018, respectively.
Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent of its total assets. For the foreseeable future, the Bank intends to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.

Consolidated Obligations and Deposits
During the six months ended June 30, 2019, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $2.7 billion and its outstanding consolidated obligation discount notes increased by $3.9 billion. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2019 and December 31, 2018.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	June 30, 2019		December 31, 2018
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Non-callable	$9,809	33.4%	$10,558	32.9%
Callable	9,976	33.9	5,049	15.7
Variable-rate	6,157	20.9	10,030	31.2
Step-up
Callable	3,121	10.6	6,127	19.1
Non-callable	100	0.3	75	0.2
Callable step-down	250	0.9	275	0.9
Total par value	$29,413	100.0%	$32,114	100.0%
During the first six months of 2019, the Bank issued $16.1 billion of consolidated obligation bonds and approximately $76.3 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes. At June 30, 2019 and December 31, 2018, discount notes comprised approximately 57 percent and 53 percent, respectively, of the Bank's total outstanding consolidated obligations. During the six months ended June 30, 2019, the Bank's bond issuance (based on trade date and par value) consisted of approximately $2.6 billion of fixed-rate non-callable bonds (most of which were swapped), $7.9 billion of swapped fixed-rate callable bonds (including step-up bonds), and $5.5 billion of variable-rate bonds. At June 30, 2019, the Bank had $1.7 billion of outstanding variable-rate bonds indexed to SOFR.
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 13 basis points during the three months ended June 30, 2019, compared to LIBOR minus 16 basis points during the three months ended March 31, 2019 and LIBOR minus 19 basis points during the three months ended June 30, 2018.
The cost of the Bank's discount notes increased during the first six months of 2019 as a result of the increase in the target federal funds rate at the end of 2018.
Demand and term deposits were $882 million and $964 million at June 30, 2019 and December 31, 2018, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.6 billion at both June 30, 2019 and December 31, 2018. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.5 billion for both the year ended December 31, 2018 and the six months ended June 30, 2019.
Mandatorily redeemable capital stock outstanding at June 30, 2019 and December 31, 2018 was $7.1 million and $7.0 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At June 30, 2019 and December 31, 2018, the Bank’s five largest shareholders collectively held $759 million and $667 million, respectively, of capital stock, which represented 29.3 percent and 26.0 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2019.
FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2019
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Texas Capital Bank, N.A.	$213,207	8.2%
Comerica Bank	212,000	8.2
American General Life Insurance Company	141,369	5.5
Iberiabank	108,395	4.2
Life Insurance Company of the Southwest	83,990	3.2
	$758,961	29.3%
As of June 30, 2019, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
The following table presents outstanding capital stock, by type of institution, as of June 30, 2019 and December 31, 2018.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	June 30, 2019		December 31, 2018
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,749	67%	$1,661	65%
Insurance companies	353	14	333	13
Credit unions	277	11	309	12
Savings institutions	203	8	251	10
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,583	100	2,555	100
Mandatorily redeemable capital stock	7	—	7	—
Total regulatory capital stock	$2,590	100%	$2,562	100%
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

At June 30, 2019, these advances totaled approximately $1.1 billion. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the six months ended June 30, 2019, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 26, 2019 and June 25, 2019, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 26, 2019 and June 25, 2019, the Bank repurchased surplus stock totaling $202.5 million and $108.6 million, none of which was classified as mandatorily redeemable capital stock at those dates.
On March 26, 2019 and June 25, 2019, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $1.6 million and $0.7 million.
At June 30, 2019, the Bank’s excess stock totaled $678.9 million, which represented 0.91 percent of the Bank’s total assets as of that date.
During the six months ended June 30, 2019, the Bank’s retained earnings increased by $74 million, from $1.081 billion to $1.155 billion. During this same period, the Bank paid dividends on capital stock totaling $38.4 million, which represented a weighted average annualized dividend rate of 3.01 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 2.35 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2018) and 3.35 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2018 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2018 through December 31, 2018, were paid on March 27, 2019. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 2.50 percent (a rate equal to average one-month LIBOR for the first quarter of 2019) and 3.50 percent (a rate equal to average one-month LIBOR for the first quarter of 2019 plus 1.0 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2019 through March 31, 2019, were paid on June 26, 2019.
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
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2018 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At June 30, 2019, the Bank’s total risk-based capital requirement was $1.003 billion, comprised of credit risk, market risk and operations risk capital requirements of $481 million, $291 million and $231 million, respectively, and its permanent capital was $3.745 billion.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at June 30, 2019 or December 31, 2018. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). At all times during the six months ended June 30, 2019, the Bank was in compliance with all of its regulatory capital requirements. At June 30, 2019, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.03 percent and 7.54 percent, respectively. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2019 and December 31, 2018, see “Item 1. Financial Statements” (specifically, Note 13 on page 33 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap, floor and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 12 beginning on page 25 of this report).
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2019 and December 31, 2018.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
June 30, 2019
Advances	$7,451	$660	$—	$—	$8,111
Investments	—	16,059	—	3,266	19,325
Mortgage loans held for portfolio	—	—	—	535	535
Consolidated obligation bonds	—	20,479	—	—	20,479
Consolidated obligation discount notes	—	—	943	3,450	4,393
Intermediary positions	—	—	—	1,037	1,037
Other	—	—	—	525	525
Total notional balance	$7,451	$37,198	$943	$8,813	$54,405
December 31, 2018
Advances	$6,565	$606	$—	$2	$7,173
Investments	—	15,982	—	2,716	18,698
Mortgage loans held for portfolio	—	—	—	348	348
Consolidated obligation bonds	—	19,824	—	—	19,824
Consolidated obligation discount notes	—	—	865	—	865
Intermediary positions	—	—	—	1,769	1,769
Other	—	—	—	425	425
Total notional balance	$6,565	$36,412	$865	$5,260	$49,102
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of June 30, 2019, the Bank had cleared trades outstanding with notional amounts totaling $34.3 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to

$500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of June 30, 2019, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $19.6 billion.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2019.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	2	$195.0	$0.6	$(0.5)	$—	$0.1
Triple-B	1	775.0	6.3	(5.5)	—	0.8
Cleared derivatives (3)	—	25,158.8	12.0	—	710.3	722.3
Liability positions with credit exposure
Double-A	1	85.0	—	0.2	—	0.2
Single-A (4)	4	2,750.3	(4.4)	6.5	—	2.1
Triple-B	3	6,350.0	(118.5)	131.4	—	12.9
Cleared derivatives (5)	—	9,163.0	(1.3)	—	46.7	45.4
Total derivative positions with non-member counterparties to which the Bank had credit exposure	11	44,477.1	(105.3)	132.1	757.0	783.8
Asset positions without credit exposure	2	908.3	2.1	(2.4)	—	—
Liability positions without credit exposure	8	8,476.6	(26.7)	24.9	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	10	9,384.9	(24.6)	22.5	—	—
Total non-member counterparties	21	53,862.0	(129.9)	$154.6	$757.0	$783.8

Member institutions
Interest rate exchange agreements (6)
Asset positions	7	478.7	5.7
Liability positions	1	40.0	—
Mortgage delivery commitments	—	24.1	0.1
Total member institutions	8	542.8	5.8

Total	29	$54,404.8	$(124.1)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of June 30, 2019.

(2)	Includes amounts that had not settled as of June 30, 2019.

(3)	This clearinghouse counterparty is rated single-A.

(4)
The figures for the liability positions with credit exposure for the single-A rated counterparties included transactions with an entity that is affiliated with a member institution. Transactions with that counterparty had an aggregate notional principal of $557 million and a credit exposure of $1.7 million as of June 30, 2019.

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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was approximately 100 percent at both June 30, 2019 and December 31, 2018. For additional discussion, see “Part I / Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

Results of Operations
Net Income
Net income for the three months ended June 30, 2019 and 2018 was $54.1 million and $48.8 million, respectively. The Bank’s net income for the three months ended June 30, 2019 represented an annualized return on average capital stock (“ROCS”) of 8.53 percent. In comparison, the Bank’s ROCS was 7.88 percent for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 and 2018 was $112.5 million and $90.6 million, respectively. The Bank’s net income for the six months ended June 30, 2019 represented an annualized ROCS of 8.90 percent. In comparison, the Bank’s ROCS was 7.44 percent for the six months ended June 30, 2018. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended June 30, 2019 and 2018, the Bank’s income before assessments was $60.1 million and $54.3 million, respectively. As discussed in more detail below, the $5.8 million increase in income before assessments from period to period was attributable to a $21.7 million increase in other income, partially offset by a $13.5 million decrease in net interest income and a $2.4 million increase in other expense.
During the six months ended June 30, 2019 and 2018, the Bank’s income before assessments was $125.0 million and $100.6 million, respectively. As discussed in more detail below, the $24.4 million increase in income before assessments from period to period was attributable to a $36.4 million increase in other income, partially offset by a $9.6 million decrease in net interest income and a $2.4 million increase in other expense.
As discussed below, during the three and six months ended June 30, 2019, net interest income and other income were each impacted by an accounting change that took effect on January 1, 2019.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income
For the three months ended June 30, 2019, the Bank’s net interest income (after provision for mortgage loan losses) was $62.5 million compared to net interest income of $76.0 million for the comparable period in 2018. The decrease in net interest income for the three-month period ended June 30, 2019, as compared to the corresponding period in 2018, was due primarily to the accounting change discussed below, the impact of which reduced net interest income by $15.6 million during the three months ended June 30, 2019, offset in part by an increase in the average balances of the Bank's interest-earning assets and an increase in the impact of the Bank's non-interest bearing funds. The Bank's average balance of interest-earning assets increased from $65.1 billion during the three months ended June 30, 2018 to $69.3 billion during the comparable period in 2019.
For the six months ended June 30, 2019, the Bank’s net interest income (after provision for mortgage loan losses) was $134.5 million compared to net interest income of $144.1 million for the comparable period in 2018. The decrease in net interest income for the six-month period ended June 30, 2019, as compared to the corresponding period in 2018, was due primarily to the accounting change discussed below, the impact of which reduced net interest income by $25.0 million during the six months ended June 30, 2019, offset in part by an increase in the average balances of the Bank's interest-earning assets and an increase in the impact of the Bank's non-interest bearing funds. The Bank's average balance of interest-earning assets increased from $65.0 billion during the six months ended June 30, 2018 to $68.7 billion during the comparable period in 2019.
For the three months ended June 30, 2019 and 2018, the Bank’s net interest margin was 36 basis points and 46 basis points, respectively. The Bank's net interest margin was 39 basis points and 44 basis points for the six months ended June 30, 2019 and 2018, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 21 basis points and 36 basis points for the three months ended June 30, 2019 and 2018, respectively, and 24 basis points and 35 basis points for the six months ended June 30, 2019 and 2018, respectively. The decline in the Bank's net interest spread was due largely to the adoption of Accounting Standards Update 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") on January 1, 2019. As discussed in Item 1. Financial Statements” (specifically, Note 2 beginning on page 8 of this report), ASU 2017-12 requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended June 30, 2019, the amounts reported in net interest income, which would have been reported in other income (loss) in the absence of the new guidance, increased interest income on advances and interest expense on consolidated obligations by $34,000 and $1,259,000, respectively, and reduced interest income on available-for-sale securities by $14,400,000. For the six months ended June 30, 2019, the amounts reported in net interest income, which would have been reported in other income (loss) in the absence of the new guidance, increased interest income on advances and interest expense on consolidated obligations by $7,000 and $1,003,000, respectively, and reduced interest income on available-for-sale securities by $23,969,000.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 15 basis points during both the three and six months ended June 30, 2019 compared to 10 basis points and 9 basis points during the three and six months ended June 30, 2018, respectively. The increase in the impact of non-interest bearing funds is primarily due to the increase in short-term interest rates between the comparable periods, as well as an increase in the average balance of earning assets funded by the Bank's capital.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2019 and 2018.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$1,323	$8	2.54%	$214	$1	1.76%
Securities purchased under agreements to resell	4,180	26	2.51%	3,452	16	1.83%
Federal funds sold	2,608	16	2.45%	3,875	17	1.80%
Investments
Trading	3,345	19	2.28%	498	2	2.09%
Available-for-sale (3)	16,107	113	2.80%	14,683	104	2.84%
Held-to-maturity (3)	1,391	11	3.01%	1,838	12	2.55%
Advances (4)	37,494	245	2.62%	39,402	200	2.02%
Mortgage loans held for portfolio	2,819	27	3.80%	1,134	10	3.69%
Total earning assets	69,267	465	2.68%	65,096	362	2.23%
Cash and due from banks	62			40
Other assets	245			125
Derivatives netting adjustment (2)	(137)			(214)
Fair value adjustment on available-for-sale securities (3)	159			246
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(10)			(13)
Total assets	$69,586	465	2.67%	$65,280	362	2.22%
Liabilities and Capital
Interest-bearing deposits (2)	$843	5	2.24%	$911	4	1.67%
Consolidated obligations
Bonds	26,192	166	2.54%	32,353	162	2.00%
Discount notes	38,120	231	2.43%	27,882	120	1.74%
Mandatorily redeemable capital stock and other borrowings	25	—	2.53%	5	—	1.91%
Total interest-bearing liabilities	65,180	402	2.47%	61,151	286	1.87%
Other liabilities	711			588
Derivatives netting adjustment (2)	(137)			(214)
Total liabilities	65,754	402	2.45%	61,525	286	1.86%
Total capital	3,832			3,755
Total liabilities and capital	$69,586		2.31%	$65,280		1.76%
Net interest income		$63			$76
Net interest margin			0.36%			0.46%
Net interest spread			0.21%			0.36%
Impact of non-interest bearing funds			0.15%			0.10%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2019 and 2018 in the table above include $130 million and $213 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balance of interest-bearing deposit liabilities for the three months ended June 30, 2019 in the table above includes $7 million which is classified as derivative assets/liabilities on the statements of condition. For the three months ended June 30, 2018, there were no amounts which were classified as derivative assets/liabilities on the statements on condition that were included in the average balance of interest-bearing liabilities.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2019 and 2018.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$1,553	$19	2.53%	$200	$2	1.72%
Securities purchased under agreements to resell	4,109	51	2.53%	2,663	23	1.74%
Federal funds sold	2,822	35	2.46%	5,944	46	1.57%
Investments
Trading	3,403	37	2.18%	300	3	2.11%
Available-for-sale (3)	15,886	232	2.92%	14,485	184	2.55%
Held-to-maturity (3)	1,421	22	3.03%	1,879	22	2.33%
Advances (4)	36,913	483	2.62%	38,502	357	1.85%
Mortgage loans held for portfolio	2,571	50	3.88%	1,045	19	3.65%
Total earning assets	68,678	929	2.71%	65,018	656	2.02%
Cash and due from banks	53			39
Other assets	263			153
Derivatives netting adjustment (2)	(142)			(234)
Fair value adjustment on available-for-sale securities (3)	148			249
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(10)			(13)
Total assets	$68,990	929	2.69%	$65,212	656	2.01%
Liabilities and Capital
Interest-bearing deposits (2)	$834	10	2.32%	$887	7	1.49%
Consolidated obligations
Bonds	28,013	357	2.55%	32,519	290	1.78%
Discount notes	35,510	427	2.41%	27,738	215	1.55%
Mandatorily redeemable capital stock and other borrowings	17	—	2.61%	14	—	1.59%
Total interest-bearing liabilities	64,374	794	2.47%	61,158	512	1.67%
Other liabilities	938			583
Derivatives netting adjustment (2)	(142)			(234)
Total liabilities	65,170	794	2.44%	61,507	512	1.67%
Total capital	3,820			3,705
Total liabilities and capital	$68,990		2.30%	$65,212		1.57%
Net interest income		$135			$144
Net interest margin			0.39%			0.44%
Net interest spread			0.24%			0.35%
Impact of non-interest bearing funds			0.15%			0.09%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2019 and 2018 in the table above include $132 million and $200 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the six months ended June 30, 2019 and 2018 in the table above include $10 million and $34 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month and six-month periods ended June 30, 2019 and 2018. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2019 vs. 2018			June 30, 2019 vs. 2018
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$6	$1	$7	$16	$1	$17
Securities purchased under agreements to resell	4	6	10	16	12	28
Federal funds sold	(6)	5	(1)	(30)	19	(11)
Investments
Trading	17	—	17	34	—	34
Available-for-sale	11	(2)	9	19	29	48
Held-to-maturity	(3)	2	(1)	(6)	6	—
Advances	(10)	55	45	(15)	141	126
Mortgage loans held for portfolio	16	1	17	30	1	31
Total interest income	35	68	103	64	209	273
Interest expense
Interest-bearing deposits	—	1	1	—	3	3
Consolidated obligations
Bonds	(32)	36	4	(44)	111	67
Discount notes	51	60	111	72	140	212
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	19	97	116	28	254	282
Changes in net interest income	$16	$(29)	$(13)	$36	$(45)	$(9)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2019 and 2018.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$(3)	$10	$(3)	$10
Member/offsetting derivatives	55	114	117	231
Economic hedge derivatives related to advances	—	25	—	27
Economic hedge derivatives related to trading securities	(5)	(113)	71	(113)
Economic hedge derivatives related to available-for-sale securities	—	—	(147)	(3)
Economic hedge derivatives related to consolidated obligation discount notes	(101)	—	(101)	—
Economic hedge derivatives related to mortgage loans held for portfolio	(224)	(1)	(389)	15
Other stand-alone economic hedge derivatives	(743)	(333)	(1,592)	(290)
Total net interest expense associated with economic hedge derivatives	(1,021)	(298)	(2,044)	(123)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(8)	(22)	(8)	4
Available-for-sale securities	(103)	28	(13)	111
Trading securities	(1,558)	33	(2,162)	33
Mortgage loans held for portfolio	(1,117)	(58)	(1,413)	(225)
Consolidated obligation bonds	(1)	(11)	(1)	(11)
Consolidated obligation discount notes	87	—	87	—
Other stand-alone economic hedge derivatives	13,999	(2,604)	23,425	(11,438)
Interest rate swaptions related to mortgage loans held for portfolio	1,704	(125)	1,475	(125)
Mortgage delivery commitments	545	449	1,806	500
Interest rate caps related to held-to-maturity securities	—	(3)	(5)	8
Member/offsetting swaps, caps and floors	235	1	274	(135)
Total fair value gains (losses) related to economic hedge derivatives	13,783	(2,312)	23,465	(11,278)
Price alignment amount on daily settled derivative contracts	28	(2,463)	135	(3,754)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	—	77	—	195
Available-for-sale securities and associated hedges	—	6,191	—	20,039
Consolidated obligation bonds and associated hedges	—	(3,542)	—	(5,603)
Total fair value hedge ineffectiveness	—	2,726	—	14,631
Total net gains (losses) on derivatives and hedging activities	12,790	(2,347)	21,556	(524)
Net gains (losses) on trading securities	4,852	(542)	8,079	(2,890)
Net gains on other assets carried at fair value	353	202	1,266	215
Gains on sales of available-for-sale securities	140	—	580	—
Service fees	666	605	1,208	1,124
Letter of credit fees	2,984	2,265	5,764	4,411
Other, net	359	242	668	363
Total other	9,354	2,772	17,565	3,223
Total other income	$22,144	$425	$39,121	$2,699

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. Prior to January 1, 2019, these amounts were recorded in other income (loss) as net gains (losses) on derivatives and hedging activities. Effective January 1, 2019, these amounts are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $(16.6) million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and $(24.6) million and $14.6 million for the six months ended June 30, 2019 and 2018, respectively, most of which related to hedges of available-for-sale securities. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). For the three months ended June 30, 2019 and 2018, the net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(112,000) and $(5,000), respectively. The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(22,000) and $104,000 for the six months ended June 30, 2019 and 2018, respectively.
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
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. For the three months ended June 30, 2019 and 2018, the gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $14.0 million and $(2.6) million, respectively. For the six months ended June 30, 2019 and 2018, the gains (losses) associated with stand-alone economic hedge derivatives used for this purpose were $23.4 million and $(11.4) million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $235,000 and $1,000 for the three months ended June 30, 2019 and 2018, respectively, and $274,000 and $(135,000) for the six months ended June 30, 2019 and 2018, respectively.
Price Alignment Amount

Effective January 3, 2017, one of the Bank's two clearinghouse counterparties made certain amendments to its rulebook that changed the legal characterization of variation margin payments on cleared derivatives to settlements on the contracts. Effective January 16, 2018, the Bank's other clearinghouse counterparty made similar amendments to its rulebook. Prior to the dates upon which these amendments became effective, the variation margin payments were in each case characterized as collateral pledged to secure outstanding credit exposure on the derivative contracts. The Bank receives or pays a price alignment amount on the cumulative variation margin payments associated with these contracts. The price alignment amount approximates the amount of interest the Bank would have received or paid had the variation margin payments continued to be characterized as collateral. Prior to January 1, 2019, the price alignment amount was recorded in other income (loss) as gains (losses) on derivatives and hedging activities. Effective January 1, 2019, the price alignment amount associated with derivatives in qualifying fair value hedging relationships is recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. The allocated price alignment amount increased net interest income by $0.9 million for the three months ended June 30, 2019 and reduced net interest income by $0.4 million for the six months ended June 30, 2019.
Other
During the three and six months ended June 30, 2019, the Bank sold approximately $24 million and $435 million, respectively, of GSE CMBS classified as available-for-sale securities. The aggregate gains recognized on these sales totaled $0.2 million and $0.6 million, respectively. There were no other sales of long-term investment securities during the six months ended June 30, 2019 or 2018.
During the six months ended June 30, 2019 and 2018, the Bank held a long-term, fixed-rate U.S. Treasury Note with a par value of $104.8 million that was classified as trading. In addition, during the six months ended June 30, 2019, the Bank held as part of its short-term liquidity portfolio U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate unrealized gains (losses) on the U.S. Treasury Notes and U.S. Treasury Bills were $4.9 million and $(0.5) million for the three months ended June 30, 2019 and 2018, respectively, and $8.1 million and $(2.9) million for the six months ended June 30, 2019 and 2018, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes held in its short-term liquidity portfolio. For the three months ended June 30, 2019 and 2018, the gains (losses) associated with these stand-alone derivatives were $(1.6) million and $33,000, respectively. The gains (losses) associated with these stand-alone derivatives were $(2.2) million and $33,000 for the six months ended June 30, 2019 and 2018, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains on these securities totaled $353,000 and $202,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,266,000 and $215,000 for the six months ended June 30, 2019 and 2018, respectively. The gains on the securities are offset by a corresponding increase in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
Letter of credit fees totaled $3.0 million and $5.8 million for the three and six months ended June 30, 2019, respectively, compared to $2.3 million and $4.4 million, respectively, for the corresponding periods in 2018. The increase in letter of credit fees for the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, was due to an increase in the amount of letters of credit outstanding. At June 30, 2019 and 2018, outstanding letters of credit totaled $19.7 billion and $16.6 billion, respectively.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $24.5 million and $48.6 million for the three and six months ended June 30, 2019, respectively, compared to$22.2 million and $46.2 million, respectively, for the corresponding periods in 2018.
Compensation and benefits were $12.4 million and $25.9 million for the three and six months ended June 30, 2019, respectively, compared to $11.7 million and $24.2 million, respectively, for the corresponding periods in 2018. The increases in compensation and benefits for the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, were due largely to cost-of-living and merit increases, and to increases in amounts due to employees under the Bank's non-qualified deferred compensation plans which was due to the increase in the fair value of the assets associated with those plans. The Bank's average headcount was 199 employees and 200 employees for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the Bank employed 203 people, an increase of 6 employees from December 31, 2018.
Other operating expenses for the three and six months ended June 30, 2019 were $9.6 million and $17.6 million, respectively, compared to $8.3 million and $16.1 million, respectively, for the corresponding periods in 2018. The increase in other operating expenses for the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, resulted primarily from increases in software costs, safekeeping costs, and transaction services fees associated with the Bank's mortgage loan program (due to higher mortgage loan balances). During the six-month period, the increases were partially offset by a decrease in legal fees.
Discretionary grants and donations were $1,000 and $39,000 for the three and six months ended June 30, 2019, respectively, compared to $195,000 and $1,583,000, respectively, for the corresponding periods in 2018. Discretionary grants and donations for the six months ended June 30, 2018 were substantially comprised of grants and donations that were made to support recovery efforts in the areas impacted by Hurricane Harvey, as well as Economic Development Program (EDP) Plus grants, neither of which reoccurred in the first six months of 2019. Beginning in January 2019, the Bank no longer offers EDP Plus grants.
Derivative clearing fees were $0.3 million for both the three months ended June 30, 2019 and 2018 and $0.6 million for both the six months ended June 30, 2019 and 2018.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $2.2 million and $4.4 million for the three and six months ended June 30, 2019, respectively, as compared to $1.7 million and $3.6 million, respectively, for the corresponding periods in 2018.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $6.0 million and $5.4 million for the three months ended June 30, 2019 and 2018, respectively, and $12.5 million and $10.1 million for the six months ended June 30, 2019 and 2018, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2018 10-K. Except for the changes to the reporting of fair value hedge ineffectiveness (as discussed in Note 2 beginning on page 8 and elsewhere in this report), there were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2019.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements and, beginning in mid-2018, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. From time to time, the Bank may also invest in short-term commercial paper and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At June 30, 2019, the Bank’s short-term liquidity portfolio was comprised of $5.1 billion of overnight reverse repurchase agreements, $4.8 billion of overnight federal funds sold, $1.1 billion of overnight interest-bearing deposits and $3.3 billion of U.S. Treasury Notes.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the six months ended June 30, 2019 or 2018.
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
The Bank’s operational liquidity requirement stipulates that it have sufficient funds to meet its obligations due on any given day plus an amount equal to the statistically estimated (at the 99-percent confidence level) cash and credit needs of its members and associates for one business day during a stress period of elevated advances demand without accessing the capital markets for the sale of consolidated obligations. As of June 30, 2019, the Bank’s estimated operational liquidity requirement was $7.2 billion. At that date, the Bank estimated that its operational liquidity exceeded this requirement by approximately $20.3 billion.
The Bank’s contingent liquidity requirement further requires that it maintain adequate balance sheet liquidity and access to other funding sources should it be unable to issue consolidated obligations for five business days during a stress period of elevated advances demand. The combination of funds available from these sources must be sufficient for the Bank to meet its obligations as they come due and the cash and credit needs of its members, with the potential needs of members statistically estimated at the 99-percent confidence level. As of June 30, 2019, the Bank’s estimated contingent liquidity requirement was $11.3 billion. At that date, the Bank estimated that its contingent liquidity exceeded this requirement by approximately $19.6 billion.
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
With respect to base case liquidity, the Bank is required to maintain a positive cash balance during a prescribed period of time ranging from 10 to 30 calendar days assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. Initially, the Finance Agency has indicated that it will consider a FHLBank to have adequate reserves of liquid assets if, from March 31, 2019 through December 30, 2019, it maintains 10 calendar days or more of positive daily cash balances and if, on and after December 31, 2019, it maintains 20 calendar days or more of positive daily cash balances. The supervisory letter sets forth the cash flow assumptions to be used by the FHLBanks which include, among other things, a reserve for potential draws on standby letters of credit and the inclusion of uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading or available-for-sale securities as a cash inflow one business day after measurement. Effective March 31, 2019, the Liquidity AB rescinded the 5-day and 15-day liquidity standards discussed above. The Bank was in compliance with the 10 calendar day requirement at all times during the period from March 31, 2019 through June 30, 2019.
Funding gaps measure the difference between a FHLBank’s assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the FHLBank’s total assets. Depending on conditions in the financial markets, the Finance Agency believes (as stated in the Liquidity AB) that the FHLBanks should operate so as not to exceed a funding gap ratio between negative 10 percent and negative 20 percent for a three-month time horizon and between negative 25 percent and negative 35 percent for a one-year time horizon. These limits are designed to reduce the liquidity risks associated with a mismatch in a FHLBank’s asset and liability maturities, including an undue reliance on short-term debt funding, which may increase a FHLBank’s debt rollover risk. Initially, the Finance Agency will consider a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2018, the FHLBank maintains a funding gap ratio of negative 15 percent or better for the three-month time horizon and negative 30 percent or better for the one-year time horizon. For purposes of calculating the funding gap ratios, the FHLBanks may include estimates of expected cash inflows, including anticipated prepayments, for mortgage loans and mortgage-backed securities. In addition, uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading securities are treated as maturing assets in the three-month time horizon regardless of maturity. The Bank was in compliance with these limits during the six months ended June 30, 2019.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2018 is provided in the 2018 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2019.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 8 of this report).

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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the six months ended June 30, 2019.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2018 through June 2019. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2018	$3.781	$3.802	0.56%	$3.562	(5.79)%	$3.810	0.77%	$3.684	(2.57)%

January 2019	3.854	3.885	0.80%	3.612	(6.28)%	3.887	0.86%	3.744	(2.85)%
February 2019	3.952	3.932	(0.51)%	3.776	(4.45)%	3.958	0.15%	3.876	(1.92)%
March 2019	3.757	3.767	0.27%	3.588	(4.50)%	3.783	0.69%	3.675	(2.18)%

April 2019	3.923	3.942	0.48%	3.705	(5.56)%	3.950	0.69%	3.822	(2.57)%
May 2019	3.886	3.958	1.85%	3.697	(4.86)%	3.958	1.85%	3.767	(3.06)%
June 2019	3.838	3.892	1.41%	3.748	(2.34)%	3.905	1.75%	3.734	(2.71)%
_____________________________

(1)	In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2018 through June 2019.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2018	0.24	(0.36)	(0.12)	(1.81)	(0.11)	0.39	(3.14)	(3.33)

January 2019	0.24	(0.37)	(0.13)	(2.05)	(0.22)	0.18	(3.42)	(3.50)
February 2019	0.28	(0.36)	(0.08)	(1.14)	0.42	0.75	(2.47)	(2.55)
March 2019	0.26	(0.37)	(0.11)	(1.74)	0.09	0.54	(2.44)	(2.16)

April 2019	0.23	(0.36)	(0.13)	(1.98)	—	0.27	(2.98)	(3.07)
May 2019	0.20	(0.38)	(0.18)	(2.89)	(0.65)	0.24	(3.13)	(2.96)
June 2019	0.19	(0.35)	(0.16)	(2.59)	(0.50)	0.68	(2.74)	(2.88)
_____________________________

(1)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	In the down 100 and down 200 scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the six months ended June 30, 2019.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2019 and December 31, 2018; (ii) Statements of Income for the Three and Six Months Ended June 30, 2019 and 2018; (iii) Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2019 and 2018; (iv) Statements of Capital for the Three and Six Months Ended June 30, 2019 and 2018; (v) Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018; and (vi) Notes to the Financial Statements for the quarter ended June 30, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2019	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of June 30, 2019 and December 31, 2018; (ii) Statements of Income for the Three and Six Months Ended June 30, 2019 and 2018; (iii) Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2019 and 2018; (iv) Statements of Capital for the Three and Six Months Ended June 30, 2019 and 2018; (v) Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018; and (vi) Notes to the Financial Statements for the quarter ended June 30, 2019.