Form 10-K
period 2019-12-31
Federal Home Loan Bank of Dallas
filed 2020-03-25
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 6, 2020, the registrant had 25,242,531 shares of its capital stock outstanding. As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $2.590 billion
Documents Incorporated by Reference: None.

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
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2019, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas (the "Ninth District"). The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2019, 2018 and 2017.

MEMBERSHIP SUMMARY

	December 31,
	2019	2018	2017
Commercial banks	565	585	608
Savings institutions	54	57	58
Credit unions	122	118	114
Insurance companies	47	43	35
Community Development Financial Institutions	7	7	6

Total members	795	810	821

Housing associates	8	8	8
Non-member borrowers	4	5	6

Total	807	823	835

Community Financial Institutions (“CFIs”) (1)	551	572	600

(1)	The figures presented above reflect the number of members that were CFIs as of December 31, 2019, 2018 and 2017 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2019, approximately 69 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2019, CFIs were FDIC-insured institutions with average total assets as of December 31, 2018, 2017 and 2016 of less than $1.199 billion. For 2018 and 2017, the asset cap was $1.173 billion and $1.148 billion, respectively. For 2020, the asset cap is $1.224 billion.
As of December 31, 2019, 2018 and 2017, approximately 48.2 percent, 52.8 percent and 53.8 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.
As of December 31, 2016, the Bank had 831 members. The decline in the Bank's membership during the three years ended December 31, 2019 was largely attributable to intra-district merger activity.
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
Interest Income
The Bank’s interest income is derived primarily from advances and investment activities. Each of these revenue sources is more fully described below. During the years ended December 31, 2019, 2018 and 2017, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2019	2018	2017
Advances (including prepayment fees)	50.3%	53.8%	52.4%
Investments	43.5	42.8	45.8
Mortgage loans held for portfolio	6.2	3.4	1.8
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$1,805,705	$1,546,768	$808,677
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

Variable-rate advances. The Bank has historically offered term variable-rate advances with maturities between one and ten years. Standard offerings include variable-rate advances indexed to either one-month LIBOR or three-month LIBOR that are priced at a constant spread to the relevant index. Beginning in December 2018, the Bank no longer offers variable-rate advances indexed to LIBOR with maturities beyond December 31, 2021. The Bank also offers variable-rate advances indexed to discount notes that reset every 8, 13 or 26 weeks based on the results of the FHLBank System's discount note auctions that typically occur twice every week. In addition, the Bank offers short term variable-rate advances (maturities of 30 days or less) indexed to the daily federal funds rate. Further, beginning in December 2019, the Bank offers variable-rate advances indexed to the daily Secured Overnight Financing Rate ("SOFR") for terms ranging from 3 months to 18 months. Variable-rate advances may also include an embedded cap.
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

As of December 31, 2019, 668 of the Bank’s borrowers/potential borrowers with a total of $29.5 billion in outstanding advances were on blanket lien status, 25 borrowers/potential borrowers with $3.0 billion in outstanding advances were on specific collateral only status and 114 borrowers/potential borrowers with $4.4 billion in outstanding advances were on custody status.
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
As of December 31, 2019, the Bank’s outstanding advances (at par value) totaled $36.9 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 36.5 percent of the Bank’s total outstanding advances. Advances to the Bank’s two largest borrowers (Comerica Bank and American General Life Insurance Company) represented 10.3 percent and 8.5 percent, respectively, of the Bank’s total outstanding advances as of December 31, 2019. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Offerings. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program and an Economic Development Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects. CICA advances are made at rates below the rates the Bank charges on standard advances. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low-income households (see the “Affordable Housing Program” section below). As of December 31, 2019, the par value of advances outstanding under the CICA program totaled approximately $377.4 million, representing approximately 1.0 percent of the Bank’s total advances outstanding as of that date.
Prior to 2019, if a member institution was approved for an Economic Development Program ("EDP") advance, the member's customer could then be eligible for an accompanying EDP Plus grant. In 2018, a total of $750,000 in EDP Plus grants were available to members' customers. Beginning in January 2019, the Bank launched a Small Business Boost ("SBB") Program, which is designed to provide recoverable assistance to small businesses in their first few years of operation. SBB funds awarded to small businesses are disbursed through member institutions. With the launch of the SBB Program, the Bank no longer offers EDP Plus grants. At December 31, 2019, $3.0 million of SBB loans were outstanding.
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
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2019 and 2018, outstanding letters of credit totaled $21.8 billion and $18.5 billion, respectively, of which $0.3 billion had been issued or confirmed under the Bank’s CICA program at each of those dates.
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
Interest Rate Swaps, Caps and Floors. The Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties which, if required, will be a third-party central clearinghouse. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2019 and 2018, the total notional amount of interest rate exchange agreements with members totaled $0.5 billion and $0.9 billion, respectively.
Standby Bond Purchase Agreements. The Bank offers standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank are specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank reserves the right to sell any bonds it purchases at any time, subject to any conditions the Bank agrees to in the standby bond purchase agreement. In November 2017, June 2018 and December 2019, the Bank entered into standby bond purchase agreements with a state housing finance agency located within its district. At December 31, 2019, the Bank had outstanding standby bond purchase agreements totaling $484.9 million, which expire in 2022, 2023 and 2024. The Bank was not required to purchase any bonds under these agreements during the years ended December 31, 2019, 2018 or 2017. The Bank was not a party to any standby bond purchase agreements prior to 2017.
MPF Xtra. The Bank offers MPF Xtra® to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, which is discussed on pages 9-10 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2019, 2018 and 2017, $46.2 million, $40.2 million and $41.4 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans totaled $32,000, $28,000 and $29,000, respectively.

Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions, overnight reverse repurchase agreements, interest-bearing deposits with highly rated domestic banks and U.S. Treasury Bills and Notes. From time to time, the Bank may also invest in short-term commercial paper and GSE discount notes. At December 31, 2019, the Bank’s short-term investments were comprised of $4.5 billion of overnight federal funds sold, $4.4 billion of U.S. Treasury Notes, $4.3 billion of overnight reverse repurchase agreements, $1.7 billion of overnight interest-bearing deposits and $0.9 billion of U.S. Treasury Bills.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac); non-agency (i.e., private label) residential MBS; non-MBS debt instruments issued or guaranteed by the U.S. government or secured by U.S. government guaranteed obligations; non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System); and state housing agency obligations. The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2019, 2018 and 2017, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2019		2018		2017
	Amortized Cost	Percentage	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Commercial MBS	$10,628	59.2%	$9,478	54.8%	$7,669	47.2%
Debentures	5,501	30.6	5,611	32.5	5,912	36.4
Residential MBS	1,037	5.8	1,254	7.3	1,656	10.2
Government-guaranteed securities	556	3.1	557	3.2	586	3.6
Non-agency residential MBS	63	0.4	76	0.4	95	0.6
Other	155	0.9	306	1.8	333	2.0
Total	$17,940	100.0%	$17,282	100.0%	$16,251	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital at the time of purchase. At December 31, 2019, the Bank's MBS holdings (at amortized cost) represented 316 percent of its total regulatory capital.
The Bank has historically attempted to maintain its investments in MBS close to the regulatory dollar limit. While the Finance Agency has established limits with respect to the types and structural characteristics of the FHLBanks’ MBS investments, the Bank has generally adhered to a more conservative set of guidelines.
Prior to January 1, 2020, the Bank was permitted to invest in the non-MBS debt obligations of any GSE provided such investments in any single GSE did not exceed the lesser of the Bank’s total regulatory capital or that GSE's total capital (taking into account the financial support provided by the U.S. Department of the Treasury, if applicable) at the time new investments were made. As further discussed in the Legislative and Regulatory Developments section beginning on page 16 of this report, the Bank's authority to invest in the non-MBS debt obligations of GSEs that are not operating with capital support or some other form of direct financial assistance from the U.S. government was reduced beginning January 1, 2020. The Bank's investments in the non-MBS debt obligations of Fannie Mae and Freddie Mac are each currently limited to an amount equal to 100 percent of the Bank's total regulatory capital while investments in the non-MBS debt obligations of the Farm Credit System are now limited to an amount equal to 15 percent of the Bank's total regulatory capital. Although the Bank's holdings of Farm Credit System debentures exceeded this new limit on January 1, 2020, the Bank was not required to sell or otherwise reduce any of these investments. Instead, the Bank is precluded from purchasing any additional Farm Credit System debentures until such time as its holdings are reduced to an amount that is less than 15 percent of the Bank's total regulatory capital.
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

Beginning January 1, 2020, the Bank is also prohibited, pursuant to a Finance Agency directive, from purchasing LIBOR-indexed investments that mature after December 31, 2021. For further information, see the Legislative and Regulatory Developments section beginning on page 16 of this report.
Acquired Member Assets ("AMA")
Through the MPF program, the Bank currently invests in conventional residential mortgage loans originated by its PFIs. The Bank previously purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) during the period from 1998 to mid-2003, and resumed acquiring conventional mortgage loans under this program in early 2016. All of the mortgage loans acquired during the period from 2016 to 2019 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. For the loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. Substantially all of the $4.0 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at December 31, 2019 were conventional loans acquired during the period from 2016 through 2019.
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
The CE Obligation is the amount of credit enhancement needed for a pool of loans delivered under a master commitment to be considered “AMA investment grade,” which is defined in the Finance Agency's regulations as sufficient credit enhancement such that the Bank expects to be “paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions.” Prior to December 2016, credit enhancements were required to be established such that each master commitment would have an estimated rating equivalent to an investment grade rated MBS and to be set by the Bank using an NRSRO model. Prior to December 22, 2016, the Bank set the credit enhancement level at a double-A equivalent. For loans delivered on and after that date, the credit enhancement level has been set at a triple-B equivalent, which the Bank has determined is sufficient to meet the AMA investment grade standard. The Bank assumes all losses in excess of the Second Loss Credit Enhancement. As further described below, the PFIs are paid a fee by the Bank for assuming a portion of the credit risk of the loans.
The PFI’s CE Obligation arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2019 did not include SMI. Under the AMA Regulation, any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable), rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
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
As of December 31, 2019 and 2018, MPF loans held for portfolio (net of allowance for credit losses) were $4.075 billion and $2.186 billion, respectively, representing approximately 5.4 percent and 3.0 percent, respectively, of the Bank’s total assets at each of those dates. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets. Currently, the Bank intends to continue to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.
Core Mission Achievement
On July 14, 2015, the Finance Agency issued an Advisory Bulletin ("AB 2015-05") that provides guidance to the FHLBanks regarding core mission achievement. As stipulated in AB 2015-05, the Finance Agency assesses each FHLBank’s core mission achievement by calculating the ratio of a FHLBank's primary mission assets (defined for this purpose as advances and mortgage loans held for portfolio) relative to its consolidated obligations (hereinafter referred to as the core mission asset or "CMA" ratio). On August 23, 2018, the Finance Agency issued an Advisory Bulletin that, among other things, allows each FHLBank (beginning January 1, 2019) to adjust its CMA ratio (as defined in AB 2015-05) by deducting from the ratio's denominator the average par value of the FHLBank's holdings of U.S. Treasury securities with a remaining maturity no greater than 10 years that are classified as trading or available-for-sale. The CMA ratio is calculated for each calendar year using annual average par values.
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

Currently, the Bank's core mission assets are comprised primarily of advances. For the years ended December 31, 2019, 2018 and 2017, the Bank's CMA ratio was 65.7 percent, 64.7 percent and 62.9 percent, respectively. As noted previously in the Acquired Member Assets section (and for reasons unrelated to AB 2015-05), the Bank began to purchase mortgage loans through the MPF Program in early 2016. Over time, mortgage loan purchases are expected to further increase the Bank's core mission assets. For 2020, the Bank's goal is to increase its CMA ratio to approximately 67 percent for the first nine months of the year and 70 percent for the last three months of the year.
Notwithstanding the negative impact that holding higher amounts of liquidity has on its CMA ratio, the Bank has at times maintained, and may continue from time to time to maintain higher balances of liquidity if short-term debt markets are volatile (as they have been recently in response to the outbreak of the novel coronavirus known as COVID-19) or if, in management's judgment, they are expected to become more volatile, or if the returns from holding those higher balances are attractive. Since late 2018, the Bank has used and it will likely continue to use more U.S Treasury securities to meet its liquidity requirements given the favorable treatment afforded such investments in the Bank's CMA ratio relative to other short-term investment alternatives. Currently, the Bank intends to focus its efforts on growing its advances and mortgage loans held for portfolio to increase its CMA ratio. If necessary, the Bank could elect to reduce the size of its long-term investment portfolio by selling assets (which would have the effect of increasing the Bank's CMA ratio but at the same time reducing its earnings).
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
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted through securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding at a single price based on a Dutch auction format. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 35 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of 4 weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2019, 2018 or 2017.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2019, 2018 or 2017.
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
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $1.026 trillion and $1.032 trillion in consolidated obligations outstanding at December 31, 2019 and 2018, respectively. The Bank was the primary obligor on $70.1 billion and $68.0 billion (at par value), respectively, of these consolidated obligations.
Certification and Reporting Obligations. Under Finance Agency regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the President and Chief Executive Officer of the Bank must certify to the Finance Agency that, based upon known current facts and financial information, the Bank will remain in compliance with its depository and liquidity requirements and will remain capable of making full and timely payment of all current obligations (which includes the Bank’s obligation to pay principal of and interest on consolidated obligations) coming due during the next quarter. The Bank is required to provide notice to the Finance Agency if it (i) is unable to provide the required certification, (ii) projects at any time that it will fail to comply with its liquidity requirements or will be unable to meet all of its current obligations due during the quarter, (iii) actually fails to comply with its liquidity requirements or to meet all of its current obligations due during the quarter, or (iv) negotiates to enter into or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations due during the quarter. The Bank has been in compliance with the applicable reporting requirements at all times since they became effective in 1999.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. At December 31, 2019 and 2018, the Bank had eligible assets free from pledge of $74.4 billion and $72.0 billion, respectively, compared to its participation in outstanding consolidated obligations of $70.1 billion and $68.0 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2019, 2018 and 2017.
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
Final Rule on Reciprocal Deposits
On February 4, 2019, the FDIC issued a final rule related to the treatment of “reciprocal deposits” that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the "EGRRCP Act"). The rule exempts, for certain insured depository institutions (“depositories”), certain reciprocal deposits (deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits) from being subject to FDIC restrictions on brokered deposits. Under the rule, which became effective on March 6, 2019, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of 20 percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.
This rule could enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits, which could adversely affect demand for the Bank's advances.
Final Rule on FHLBank Capital Requirements
On February 20, 2019, the Finance Agency published a final rule that adopted, with amendments, the regulations of the Federal Housing Finance Board pertaining to the capital requirements for the FHLBanks. The rule, which became effective on January 1, 2020, carries over most of the then-existing regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on certain extensions of unsecured credit.
The revisions removed the requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that the FHLBanks establish and use their own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and non-mortgage assets. These changes are not expected to materially impact the Bank's risk-based capital requirement.
The rule also reduces the amount of unsecured credit that the Bank can extend to GSEs that are not operating with capital support or some other form of direct financial assistance from the U.S. government ("Non-supported GSEs"), which could adversely impact the Bank's future operating results by limiting the amount of its long-term investments. At the time the rule became effective, the Bank was not required to sell Non-supported GSE investments that exceeded the new exposure limit, but it is now precluded from purchasing additional Non-supported GSE investments until such time that its unsecured exposure falls below that limit.
Finally, the rule rescinds certain contingency liquidity requirements set forth in existing regulations, as the Finance Agency's liquidity requirements are now addressed in an Advisory Bulletin that was issued in August 2018 (for additional discussion regarding the liquidity requirements stipulated in the Advisory Bulletin, see the section entitled Liquidity and Capital Resources on page 66 of this report).
Advisory Bulletin Regarding Capital Stock Management
On August 14, 2019, the Finance Agency issued an Advisory Bulletin that augments existing statutory and regulatory capital requirements to require each FHLBank to maintain a capital stock-to-assets ratio of at least two percent, as measured on a daily average basis at each month end.
The Bank does not expect this Advisory Bulletin, which became effective in February 2020, to have an impact on the Bank's capital management practices, financial condition or results of operations.
Finance Agency Supervisory Letter Regarding Potential LIBOR Phase-Out
On September 27, 2019, the Finance Agency issued a supervisory letter to the FHLBanks relating to their preparations for the potential phase-out of LIBOR after December 31, 2021. Under the supervisory letter, with limited exceptions, the FHLBanks were directed, by December 31, 2019, to no longer purchase LIBOR-indexed investments which mature after December 31, 2021 and, by March 31, 2020, to no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021. The foregoing includes, among other financial instruments, LIBOR-indexed advances and other structured advance products for which a LIBOR-indexed derivative is used to hedge the advance. While these phase-out dates do not apply to collateral accepted by the FHLBanks, the supervisory letter directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.
In light of the recent market volatility caused by the COVID-19 outbreak, the Finance Agency (on March 16, 2020) extended the date after which the FHLBanks can no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for option-embedded products. This directive did not in any way modify the previous guidance relating to investments. On March 20, 2020, the Finance Agency extended the date by which the FHLBanks should update their pledged collateral certification reporting requirements from March 31, 2020 to September 30, 2020.
Since January 1, 2020, the Bank has not purchased any LIBOR-indexed investments which mature after December 31, 2021, nor has it purchased any fixed rate investments that were hedged with LIBOR-indexed derivatives maturing after December 31, 2021. On and after April 1, 2020 or July 1, 2020 (as the case may be), the Bank will no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021, subject to any exceptions that may be granted by the Finance Agency.

The guidance provided by the supervisory letter could have an effect on some of the structured advance products offered by the Bank after March 31, 2020 which, if either no longer offered or offered on less favorable terms, could cause a decline in the Bank’s total advances. Similarly, the Bank’s inability to purchase LIBOR-indexed investments and fixed rate investments that are hedged with LIBOR-indexed derivatives could limit the Bank's investments and/or its ability to maximize the return on its investments. In addition, the Bank's inability to use LIBOR-indexed swaps and swaptions will make it more difficult to hedge the interest rate risk associated with the Bank's mortgage loans held for portfolio. Further, the Bank's inability to hedge fixed rate consolidated obligation bonds with LIBOR-indexed derivatives could increase the Bank's funding costs. Each of these factors could, in turn, negatively affect the Bank's financial condition and results of operations.
For additional discussion and information regarding the Bank's LIBOR-indexed financial instruments that mature after December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Potential LIBOR Phase-Out on page 59 of this report.
FDIC Brokered Deposits Restrictions
On December 12, 2019, the FDIC issued a proposed rule to amend its brokered deposits restrictions that apply to insured depository institutions that are less than well-capitalized. The FDIC noted that the proposed amendments are intended to modernize its brokered deposit regulations and would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the “deposit broker” definition, including shortening the list of activities considered “facilitating” and expanding the scope of the “primary purpose” exception, the proposed rule would narrow the definition of “deposit broker” and exclude more deposits from treatment as “brokered deposits.” The proposed rule would also establish an application and reporting process with respect to the primary purpose exception.
Comments on the proposed rule are due by April 10, 2020. If adopted as proposed, the rule could adversely affect the demand for the Bank's advances, but the extent to which advances demand could be impacted is uncertain.
Activity-Based Capital Stock Requirement for Letters of Credit
On December 23, 2019, the Finance Agency directed the Bank to amend its Capital Plan for the purpose of including an activity-based capital stock investment requirement for letters of credit. Currently, the Bank’s Capital Plan does not provide for an activity-based investment requirement related to its letters of credit. Other FHLBanks that similarly do not have an activity-based investment requirement associated with letters of credit received the same directive. The directive instructs the Bank to submit an amendment to its Capital Plan by no later than June 30, 2020, which amendment will first require approval by the Bank’s Board of Directors. The directive stipulates that the Bank’s activity-based capital stock investment requirement shall be no less than 10 basis points for letters of credit issued on and after January 1, 2021. If needed to accommodate information technology changes, the implementation date can be extended, but in no event can it be extended beyond June 30, 2021.
The implementation of an activity-based capital stock investment requirement could reduce demand for the Bank’s letters of credit which, in turn, could reduce the Bank’s future profitability.
Advisory Bulletin Regarding AMA Risk Management
On January 31, 2020, the Finance Agency issued an Advisory Bulletin that provides guidance to the FHLBanks regarding their risk management of AMA (the “AMA AB”). The AMA AB requires each FHLBank to have board-established limits for its AMA portfolio and, in support of those limits, management thresholds that are set at levels sufficiently below the board-established limits so that management would have adequate time to address any relevant developments that might otherwise result in a breach of a board-established limit.
To manage the risks associated with a FHLBank’s AMA holdings, the Finance Agency expects each FHLBank to have, at a minimum, the following: (1) portfolio limits; (2) loan concentration limits; (3) third-party loan origination limits; and (4) pricing limits. For portfolio limits, the Finance Agency expects each FHLBank to have limits with respect to (i) maximum holdings of AMA, (ii) growth in AMA over defined periods of time (e.g., during a calendar year), and (iii) annual purchases from any single PFI. Among other things, PFI limits should provide reasonable assurance that a FHLBank’s smaller members (which, as compared to larger members, may not have the same capacity or access to sell loans in the secondary mortgage market) will be able to continue to sell AMA to the FHLBank during any given year, regardless of the amount of AMA purchased from that FHLBank’s larger members. Loan concentration limits should include, at a minimum, geographic area concentration and high-balance loan concentration.
The FHLBanks should be able to demonstrate their progress toward compliance with the AMA AB by September 30, 2020 and should have final limits in place by December 31, 2020. The Bank is currently evaluating the impact that the AMA AB could have on its ability to purchase mortgage loans from individual PFIs and in aggregate. If its mortgage loan acquisitions are ultimately limited by the AMA AB, the Bank’s financial condition and results of operations could be adversely impacted.
FHLBank Membership Request for Input
On February 24, 2020, the Finance Agency issued a Request for Input on FHLBank membership (the "Membership RFI"). The Membership RFI, as part of a holistic review of FHLBank membership, seeks public input on whether the Finance Agency's existing regulation on FHLBank membership remains adequate to ensure: (i) the FHLBank System remains safe and sound and able to provide liquidity to members in a variety of conditions and (ii) the advancement of the FHLBanks' housing finance and community development mission. The Finance Agency is seeking input on several broad questions relating to FHLBank membership requirements, as well as on certain more specific questions related to the implementation of the current membership regulation. Responses are due by no later than June 23, 2020.
Rulemaking actions, if any, that are taken by the Finance Agency as a result of the Membership RFI could impact membership eligibility and/or requirements, and ultimately the Bank's business and its business prospects.
Amendments to Stress Test Rule
On March 24, 2020, the Finance Agency published a final rule that amends its stress testing rule, consistent with section 401 of the EGRRCP Act, to: (i) raise the minimum threshold for conducting periodic stress tests for entities regulated by the Finance Agency from those with consolidated assets greater than $10 billion to those with consolidated assets greater than $250 billion and (ii) remove the adverse scenario from the list of required scenarios. Under the final rule, none of the FHLBanks will be required to conduct periodic stress tests. However, the Finance Agency retains under its general supervisory powers the discretion to require stress testing by the FHLBanks if the Finance Agency determines that such testing would be useful. The amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") stress testing requirements, as amended by the EGRRCP Act.
Significant Developments Applicable to Derivatives
Uncertainty Regarding Brexit
In June 2016, the United Kingdom ("UK") voted in favor of leaving the European Union ("EU") and, in March 2017, Article 50 of the Lisbon Treaty was invoked, commencing a period of negotiations between the UK and the European Council regarding the UK’s withdrawal from the EU, which was subsequently extended by the European Council members in agreement with the UK. On January 31, 2020, the UK withdrew from the EU under the European Union (Withdrawal Agreement) Act 2020, with a transition period to last until December 31, 2020, which period may be extended for an additional two years. During this transition period, the UK and the EU will negotiate the details of their future relationship, including what conditions will apply to EU-based entities that want to do business with the UK, and vice versa, after the transition period.
From time to time, the Bank has exposure to UK-based and EU-based derivative counterparties and one of its derivative clearinghouse counterparties is based in the UK. At this time, it is not possible to predict the date on which the transition period will end or whether any agreement that is reached between the UK and the EU will have a material adverse effect on the derivatives that the Bank has entered into with these counterparties.
CFTC No-action Relief for LIBOR Amendments
On December 17, 2019, three divisions of the CFTC issued no-action letters to provide relief with respect to the transition away from LIBOR and other interbank offered rates ("IBORs"). Among other forms of relief, the letters, subject to certain limitations:
(i) permit registered swap dealers, major swap participants, security-based swap participants, and major security-based swap participants (collectively, "Covered Swap Entities") to amend a non-cleared derivative entered into before the compliance date of the CFTC’s non-cleared derivative margin requirements (such derivative, a "legacy derivative," and such requirements, the "CFTC margin rules") to include LIBOR or other IBOR fallbacks without the legacy derivative becoming subject to the CFTC margin rules; and
(ii) provide time-limited relief, until December 31, 2021, for (a) derivatives that are not subject to the central clearing requirement because they were executed prior to the relevant compliance date and (b) derivatives that are subject to the trade execution requirement to be amended to include LIBOR or other IBOR fallbacks without becoming subject to such clearing or trade execution requirements.

Margin and Capital Requirements for Covered Swap Entities
On November 7, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration and the Finance Agency (collectively, the "Agencies") jointly published a proposed rule that would amend the Agencies’ regulations that established minimum margin and capital requirements for non-cleared derivatives (the "prudential margin rules") for Covered Swap Entities that are subject to the jurisdiction of one of the Agencies. In addition to other changes, the proposed amendments would permit those non-cleared derivatives entered into by a Covered Swap Entity before the compliance date of the prudential margin rules to retain their legacy status and not become subject to the prudential margin rules in the event that such legacy derivatives are amended to replace LIBOR or another rate that is reasonably expected to be discontinued or is reasonably determined to have lost its relevance as a reliable benchmark due to a significant impairment. Among other things, the proposed rule would also amend the prudential margin rules to (i) extend (for Covered Swap Entities) the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for its counterparties that have an average daily aggregate notional amount of non-cleared derivatives between $8 billion and $50 billion, (ii) clarify that a Covered Swap Entity does not have to execute initial margin trading documentation with a counterparty prior to the time that the counterparty is required to collect or post initial margin, and (iii) permit legacy derivatives to retain their legacy status and not become subject to the prudential margin rules in the event that they are amended due to certain life-cycle activities, such as reductions of notional amounts or portfolio compression exercises.
On October 24, 2019, the CFTC proposed an amendment to its CFTC margin rules which, among other changes, would similarly extend the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount of non-cleared derivatives between $8 billion and $50 billion. On March 18, 2020, the CTFC announced that it had voted unanimously to finalize the one-year extension of the initial margin compliance deadline.
CFTC Advisory on Initial Margin Documentation Requirements
On July 9, 2019, the CFTC issued an advisory (the "CFTC Advisory") on the CFTC margin rules to clarify that documentation governing the posting, collection, and custody of initial margin (and posting itself) is not required to be completed until such time as the aggregate unmargined exposure to a counterparty (and its margin affiliates) exceeds an initial margin threshold of $50 million imposed by the regulation. The CFTC Advisory instructs CFTC Covered Swap Entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold with a counterparty and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached.
While the Bank is not a Covered Swap Entity under the prudential margin rules, it transacts its non-cleared derivatives with Covered Swap Entities and it is likely that it will have an aggregate notional amount of non-cleared derivatives between $8 billion and $50 billion when the initial margin requirements become effective on September 1, 2021 (at December 31, 2019, the aggregate notional balance of the Bank's non-cleared derivatives was $21.2 billion). If the Bank's aggregate notional balance of its non-cleared derivatives is between $8 billion and $50 billion on September 1, 2021, its obligation to post initial margin would occur when its unmargined exposure (excluding legacy derivatives) exceeds $50 million on a counterparty-by-counterparty basis. If the Bank is ultimately required to post initial margin, it anticipates that its costs of engaging in non-cleared derivatives may increase.
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
Employees
As of December 31, 2019, the Bank employed 203 people, all but one of whom was located in one office in Irving, Texas. None of the Bank’s employees are subject to a collective bargaining agreement and the Bank believes its relationship with its employees is good.
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
As described in its Strategic Business Plan, the Bank operates under a cooperative business model that is intended to maximize the overall value of membership in the Bank. This business model envisions that the Bank will limit and carefully manage its risk profile while generating sufficient profitability to maintain an appropriate level of retained earnings, to pay dividends on Class B-1 Stock at a rate at least equal to average one-month LIBOR and on Class B-2 Stock at a rate at least equal to average one-month LIBOR plus 0.5-1.0 percent, and to absorb periodic earnings volatility related to hedging and derivatives or other external shocks. Consistent with this business model, the Bank places the highest priority on being able to meet its members’ liquidity and funding needs in all market environments.
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. All other things being equal, the Bank’s earnings are typically expected to rise and fall with the general level of market interest rates, particularly short-term money market rates, and the Bank's total capital and asset size. Other factors that could have an effect on the Bank’s future earnings include the level, volatility of and relationships between short-term money market rates such as federal funds, SOFR and one-month and three-month LIBOR; the availability and cost of the Bank’s short- and long-term debt relative to benchmark rates such as federal funds, SOFR, one- and three-month LIBOR, and long-term fixed mortgage rates; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the extent to which the Bank's members continue to sell mortgage loans to the Bank; and the impact of the ongoing credit market disruption and rapidly deteriorating economic conditions on the longer-term demand for the Bank’s credit products.
Demand for advances has been elevated since the current credit market disruption began in late February/early March 2020 in response to the COVID-19 outbreak. The Bank believes the current unsettled nature of the credit markets has led some members to increase their borrowings in order to increase their liquidity. Meanwhile, the Bank’s mortgage loan purchases have declined significantly and are not expected to increase again until market conditions improve. At this time, it is impossible to estimate how long the current credit market conditions will continue or whether they will worsen further before they begin to improve. If markets ultimately return to more normal conditions, whether as a result of the various initiatives that have been undertaken by the Federal Reserve or otherwise, demand for advances may fall. The extent to which advances could fall will likely depend upon the severity and duration of the economic downturn that may result from the COVID-19 event. Similarly, the volume of the Bank's mortgage loan purchases could for some time be adversely impacted by a slowdown in economic activity.
Notwithstanding the uncertain economic outlook, sustained long-term growth in both advances and mortgage loans held for portfolio continue to be strategic priorities for the Bank as these assets contribute to the value the Bank provides its members, as well as the Bank's earnings, core mission assets and, correspondingly, its CMA ratio.
Aside from these economic uncertainties, the potential phase-out of LIBOR by December 31, 2021, and the Finance Agency guidance issued to address this economic event, could limit the Bank's advances offerings and/or its ability to hedge the interest rate risk associated with the Bank's mortgage loans held for portfolio. Further, the Bank's inability to hedge fixed rate consolidated obligation bonds with LIBOR-indexed derivatives could increase the Bank's funding costs. Beginning January 1,

2020, the Bank is no longer able to invest in LIBOR-indexed investments (or fixed rate investments that are hedged with LIBOR-indexed derivatives) which mature after December 31, 2021. Each of these factors could, in turn, negatively affect the Bank's financial condition and results of operations.
While the Bank's primary focus will continue to be ensuring its ability to meet the liquidity and funding needs of its members, in order to become a more valuable resource to its members, the Bank will also continue to consider ways in which it can enhance its product and/or service offerings. The FHLB Act and Finance Agency regulations limit the products and services that the Bank can offer to its members and govern many of the terms of the products and services that the Bank offers. The Bank is also required by regulation to file New Business Activity notices with the Finance Agency for any new products or services that would constitute new business activities under the regulation and, therefore, it will have to assess any potential new products or services offerings in light of these statutory and regulatory restrictions.

ITEM 1A. RISK FACTORS
A natural or man-made disaster or a pandemic, especially one affecting our region, could adversely affect our profitability and/or financial condition.
Portions of our district are subject to risks from hurricanes, tornadoes, floods and other natural disasters and the entire district is subject to the risk of a pandemic. In addition to natural disasters, our business could also be negatively impacted by man-made disasters.
Pandemics can create significant economic and financial disruptions. For instance, the novel coronavirus known as COVID-19, which originated in Wuhan, Hubei Province, China in late 2019 and which has now spread to many other countries including the U.S., was recently declared a global pandemic. While still evolving, COVID-19 has to date caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue (and likely worsen) in the near term. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer-term effects that COVID-19 could have on our business. Many businesses in our district and across the U.S. have been forced to shut down operations for an indefinite period of time in an attempt to slow the spread of the virus, and unemployment claims have increased dramatically in the last several weeks as more employers begin to layoff workers. California, Illinois and New York state (where many of the major financial institutions with whom we transact investments, derivatives and our debt issuance are located) recently ordered all residents to stay in their homes unless they have vital reasons to go out and other states have or may soon invoke similar orders. Ultimately, the significant slowdown in economic activity caused by COVID-19 could reduce members’ demand for our products and services and could also lead to a devaluation of our assets and/or the collateral pledged by our members to secure advances and other extensions of credit, either of which could have an adverse impact on our financial condition and results of operations as a result of reduced business volumes or credit losses. Our financial condition and results of operations could also be adversely impacted if one or more of the major financial institutions with whom we conduct business were to fail as a result of the ongoing dislocation in the financial markets.
Since early March 2020, our access to the market for consolidated obligations has been adversely impacted as a result of reduced demand for our longer-term debt and higher costs for the shorter-term debt we have issued, which will adversely affect our future profitability. The extent to which our future profitability is negatively impacted will depend upon how long the current conditions persist.
Like many other businesses, almost all of our employees are currently working remotely and those who are not may begin working remotely very soon. With our employees working remotely, we could face operational difficulties that could impair our ability to conduct and manage our business effectively, which could lead to lost business and/or higher costs for us. In addition, some, most or all of our employees could become infected with the COVID-19 virus which, depending upon the number of employees and the severity of their cases, could similarly affect our ability to conduct and manage our business effectively. Counterparties, service providers and other third parties upon which we rely to conduct our business could be adversely impacted by closures, remote working arrangements or sickness among their employees which could, in turn, lead to operational challenges for us. These difficulties and challenges could increase the likelihood that we will experience operational errors that could adversely impact our financial condition and results of operations.
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
In the aftermath of a natural or man-made disaster or during or after a pandemic like COVID-19, significant borrower defaults on loans made by our members could occur and these defaults could cause members to fail. If one or more member institutions fail, and if the value of the collateral pledged to secure advances from us has declined below the amount borrowed, we could incur a credit loss that would adversely affect our financial condition and results of operations. A decline in the local economies in which our members operate could reduce members’ needs for funding, which could reduce demand for our advances. We could be adversely impacted by the reduction in business volume that would arise either from the failure of one or more of our members or from a decline in member funding needs. In addition, it is possible that the protections we have in place for our MPF loans including, but not limited to, borrowers' equity, PMI, hazard insurance and, if applicable, flood insurance, along with MPF credit enhancements, may not be sufficient to prevent us from incurring losses on loans that are secured by properties located in areas that are affected by a natural or man-made disaster. Similarly, the protections we have in place for our MPF loans may not be sufficient to prevent us from incurring losses on loans to borrowers who are no longer able to make payments due to a decline in or loss of income as a result of the economic fallout from a disaster or pandemic.
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
We are exposed to credit risk from our MPF loans held in portfolio and our secured and unsecured investment portfolio. A deterioration of economic conditions, declines in residential real estate values, changes in monetary policy or other events that could negatively impact the economy and the markets as a whole could lead to borrower defaults, which in turn could cause us to incur losses on our MPF loans and/or our investment portfolio. If delinquencies, default rates and loss severities on residential mortgage loans increase, and/or there is a decline in residential real estate values, we could experience losses on our MPF loans held in portfolio and/or our holdings of non-agency mortgage-backed securities.
Changes in overall credit market conditions and/or competition for funding may adversely affect our cost of funds and our access to the capital markets.
The cost of our consolidated obligations depends in part on prevailing conditions in the capital markets at the time of issuance, which are generally beyond our control. For instance, a decline in overall investor demand for debt issued by the FHLBanks and similar issuers could adversely affect our ability to issue consolidated obligations on favorable terms or in amounts that are sufficient to meet our funding needs. Investor demand is influenced by many factors including changes or perceived changes in general economic conditions, changes in investors’ risk tolerances or balance sheet capacity, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. Credit market disruptions similar to those that occurred during the period from late 2007 through early 2009 and which are currently occurring as a result of the COVID-19 crisis tend to dampen investor demand for longer-term debt, including longer-term FHLBank consolidated obligations, making it more difficult for us to match the maturities of our assets and liabilities. In addition, changes in the relationships between the cost of our consolidated obligations and interest rate swaps could increase our net cost of funds, which could negatively impact our results of operations. Further, higher long-term debt costs and/or lack of demand for our long-term debt at attractive prices (or at all) could cause us to fund some long-term assets with short-term debt, creating mismatches between the maturities of our assets and liabilities. Such mismatches expose us to refinancing risk, which is the risk that we may have difficulty rolling over our short-term obligations if market conditions change and/or investor demand for our debt is suddenly insufficient to satisfy our funding needs.
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
We typically issue consolidated obligations almost every day. We also maintain access to other sources of contingent liquidity. As more fully described in the Liquidity and Capital Resources section of this report, we currently manage our liquidity to ensure that, at a minimum, we maintain 10 calendar days or more of positive daily cash balances (or such higher or lower number of days as the Finance Agency may from time to time require us to maintain) assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. However, if we were unable to issue consolidated obligations for a relatively short period of time and our other sources of contingent liquidity were either not available or were not available in sufficient quantities, our ability to meet our obligations and otherwise conduct our operations would be compromised.
An interruption in our access to the capital markets would limit our ability to obtain funds.
We conduct our business and fulfill our public purpose primarily by acting as an intermediary between our members and the capital markets. Certain events, such as a natural disaster, terrorist act or global pandemic, could limit or prevent us from accessing the capital markets in order to issue consolidated obligations for some period of time. An event that precludes us from accessing the capital markets may also limit our ability to enter into transactions to obtain funds from other sources. External forces are difficult to predict or prevent, but can have a significant impact on our ability to manage our financial needs and to meet the credit and liquidity needs of our members.
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
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access to the market for uncleared interest rate derivatives through a diverse group of investment grade rated counterparties. Several factors could have an adverse impact on our access to this market, including changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. If mergers involving our financial institution counterparties were to occur, it could increase our concentration risk with respect to counterparties in the industry. Further, defaults by, or even negative rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide disruptions in which it may be difficult for us to find acceptable counterparties for such transactions. If changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to manage our interest rate risk effectively, which could adversely affect our financial condition and results of operations.
Prior to June 10, 2013, all of the derivatives we used to manage our interest rate risk were negotiated in the over-the-counter (“OTC”) derivatives market. Beginning on June 10, 2013, many of the derivative transactions that we enter into are required to be cleared through a third-party clearinghouse, which exposes us to credit risk to other parties that we do not have when transacting in the OTC market. In addition, many of the other derivatives that we continue to trade in the OTC market could eventually be subject to central clearing. For our derivative transactions that are not cleared, we will be subject to an initial margin requirement beginning in September 2021 if those transactions have an aggregate notional balance of $8 billion or more and, on a counterparty-by-counterparty basis, our unmargined exposure exceeds $50 million (for additional discussion, see the Legislative and Regulatory Developments section in Item 1. Business). If applicable, this requirement may increase our hedging costs, which would negatively impact our results of operations.
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
In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intends to stop persuading or compelling banks to voluntarily submit LIBOR rates after 2021, and that the FCA will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate (or rates). Other financial services regulators and industry groups, including the International Swaps and Derivatives Association, have been evaluating and are continuing to evaluate the possible phase-out of LIBOR and the development of alternative interest rate indices or reference rates. As noted throughout this report, many of our assets and liabilities are indexed to LIBOR. As of December 31, 2019, we had $35.3 billion (par/notional value) of financial instruments that are indexed to LIBOR and which mature after December 31, 2021. The vast majority of these instruments were derivatives. In 2014, the Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify alternative reference rates for possible use as market benchmarks. In June 2017, the ARRC selected the Secured Overnight Financing Rate ("SOFR"), a broad measure of overnight Treasury financing transactions, as a replacement for U.S. dollar LIBOR.
The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. During the third quarter of 2018, several market participants began issuing variable-rate debt securities indexed to SOFR. In November 2018, the FHLBank System issued its first SOFR-linked consolidated obligation bonds. Since that time, market activity in SOFR-linked financial instruments has continued to increase.
However, the market transition from LIBOR to SOFR is expected to be complicated, including the development of term SOFR rates and credit adjustments to accommodate differences between LIBOR and SOFR. During the transition period, LIBOR may exhibit increased volatility or become less representative, and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. The use of an alternative reference rate such as SOFR (and the transition to that rate) will likely create challenges for us with respect to our asset liability management activities including, but not limited to, managing the transition-related basis risk. While market activity in SOFR-linked financial instruments has continued to increase, there can be no assurance that SOFR will become widely accepted and/or used across market segments and various financial products in a timely manner.
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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Since 2005, our quarter-end advances balances (at par value) have ranged from a low of $15.2 billion at March 31, 2014 to a high of $67.9 billion at September 30, 2008. At December 31, 2019, our outstanding advances (at par value) were $36.9 billion. High deposit levels and/or low demand for loans at member institutions could limit members’ needs for funding. A decline in the demand for advances, if significant, could negatively affect our results of operations.
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
The availability to our members of alternative funding sources that are more attractive than the funding products offered by us may significantly decrease the demand for our advances. Any change made by us in the pricing of our advances in an effort to compete more effectively with these competitive funding sources may reduce the profitability on advances. A decrease in the demand for advances or a decrease in our profitability on advances would negatively affect our financial condition and results of operations.
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
Moreover, the Finance Agency has significant supervisory authority over us and may impose various limitations and restrictions on us, our operations, and our capital management as it deems appropriate to ensure our safety and soundness, and the safety and soundness of the FHLBank System. Among other things, the Finance Agency may impose higher capital requirements on us that might include, but not be limited to, the imposition of a minimum retained earnings requirement, and may suspend or otherwise limit stock repurchases, redemptions and/or dividends. Recently, the Finance Agency directed us (and other similarly situated FHLBanks) to amend our capital plan for the purpose of including an activity-based capital stock investment requirement for letters of credit (for additional discussion, see the Legislative and Regulatory Developments section in Item 1. Business).
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The Bank owns a 157,000 square foot office building located at 8500 Freeport Parkway South, Irving, Texas. The Bank occupies approximately 92,000 square feet of space in this building.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 6, 2020, the Bank had 798 shareholders and 25,242,531 shares of capital stock outstanding.
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
The Bank, and the other FHLBanks, are parties to the Amended JCE Agreement, which provides that the Bank (and each of the other FHLBanks) will, on a quarterly basis, allocate at least 20 percent of its net income to an RRE Account. Pursuant to the provisions of the Amended JCE Agreement, the Bank is required to build its RRE Account to an amount equal to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter’s average carrying value of all outstanding consolidated obligations, excluding hedging adjustments. The Amended JCE Agreement provides that during periods in which the Bank’s RRE Account is less than the amount prescribed in the preceding sentence, it may pay dividends only from unrestricted retained earnings or from the portion of its quarterly net income that exceeds the amount required to be allocated to its RRE Account. The allocations to, and restrictions associated with, its RRE Account have not had, nor are they currently expected to have, an effect on the Bank’s dividend payment practices. For additional information regarding the Amended JCE Agreement, see Item 1. Business — Capital — Retained Earnings.
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. While there can be no assurances about future dividends or future dividend rates, the target for quarterly dividends on Class B-1 Stock is currently an annualized rate that approximates average one-month LIBOR for the preceding quarter. The target range for quarterly dividends on Class B-2 Stock is currently an annualized rate that approximates average one-month LIBOR for the preceding quarter plus 0.5 – 1.0 percent. When stock dividends are paid, capital stock is issued in full shares and any fractional shares are paid in cash. Dividends are typically paid during the last week of each calendar quarter and are based upon the Bank’s operating results, shareholders’ average capital stock holdings and the applicable rate for the preceding quarter. All capital stock dividends are paid in the form of Class B-1 shares.
By way of example, the Bank’s fourth quarter 2019 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 2.18 percent (a rate equal to average one-month LIBOR for the third quarter of 2019) and 3.18 percent (a rate equal to average one-month LIBOR for the third quarter of 2019 plus 1.0 percent), respectively. The annualized dividend rates of 2.18 percent and 3.18 percent were applied to shareholders' average balances of Class B-1 Stock and Class B-2 Stock, respectively, which were held during the period from July 1, 2019 through September 30, 2019.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2019 and 2018.
DIVIDENDS PAID
(dollars in thousands)

	2019		2018
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$19,123	2.955%	$11,064	1.963%
Second Quarter	19,326	3.069%	13,581	2.273%
Third Quarter	19,210	3.030%	16,168	2.609%
Fourth Quarter	18,264	2.768%	18,358	2.760%

Total Dividends Paid During the Year	$75,923		$59,171
____________________________________

(1)
Amounts exclude (in thousands) $50, $51, $54 and $46 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2019, respectively. For financial reporting purposes, these dividends were classified as interest expense.

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

The following table sets forth the annualized dividend rates that were paid on Class B-1 and Class B-2 Stock during the years ended December 31, 2019 and 2018.

	2019		2018
	Class B-1	Class B-2	Class B-1	Class B-2
First Quarter	2.35%	3.35%	1.33%	2.33%
Second Quarter	2.50%	3.50%	1.65%	2.65%
Third Quarter	2.44%	3.44%	1.97%	2.97%
Fourth Quarter	2.18%	3.18%	2.11%	3.11%
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank's estimated market value of equity. Through 2019, the results of the Bank's annual stress test mandated by the Dodd-Frank Act were also considered when establishing the Bank's retained earnings targets. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2019, calls for the Bank to maintain a total retained earnings balance of at least $524 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2019 retained earnings balance of $1.233 billion exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.

While there can be no assurances, taking into consideration its current earnings expectations, the Bank currently expects to pay dividends on Class B-1 Stock in 2020 at a rate at least equal to average one-month LIBOR for the applicable dividend period. The Bank expects to pay dividends on Class B-2 Stock at an annualized rate that approximates average one-month LIBOR for the applicable dividend period plus 0.5 - 1.0 percent.
On March 19, 2020, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of additional shares of Class B-1 Stock for the first quarter of 2020 at annualized rates of 1.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019) and 2.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019 plus 1.0 percent), respectively. The first quarter 2020 dividends, to be applied to average Class B-1 Stock and Class B-2 Stock held during the period from October 1, 2019 through December 31, 2019, will be paid on March 30, 2020.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance sheet (at year end)
Advances	$37,117,455	$40,793,813	$36,460,524	$32,506,175	$24,746,802
Investments (1)	33,918,055	29,551,929	30,941,464	25,419,421	16,323,518
Mortgage loans	4,076,613	2,185,996	878,123	124,102	55,258
Allowance for credit losses on mortgage loans	1,149	493	271	141	141
Total assets	75,381,605	72,773,290	68,524,301	58,212,077	42,082,027
Consolidated obligations — discount notes	34,327,886	35,731,713	32,510,758	26,941,782	20,541,329
Consolidated obligations — bonds	35,745,827	31,931,929	31,376,858	26,997,487	18,024,692
Total consolidated obligations(2)	70,073,713	67,663,642	63,887,616	53,939,269	38,566,021
Mandatorily redeemable capital stock(3)	7,140	6,979	5,941	3,417	8,929
Capital stock — putable	2,466,242	2,554,888	2,317,937	1,930,148	1,540,132
Unrestricted retained earnings	1,038,533	932,675	832,826	745,104	699,213
Restricted retained earnings	194,144	148,692	108,937	78,880	62,990
Total retained earnings	1,232,677	1,081,367	941,763	823,984	762,203
Accumulated other comprehensive income (loss)	99,049	128,001	220,326	63,210	(103,023)
Total capital	3,797,968	3,764,256	3,480,026	2,817,342	2,199,312
Dividends paid(3)	75,923	59,171	32,508	17,668	4,766
Income statement
Net interest income after provision for mortgage loan losses(4)	$293,175	$310,466	$237,438	$165,030	$121,589
Other income(4)	56,320	1,961	22,483	7,824	29,774
Other expense	96,965	91,555	92,924	84,574	76,702
Assessments	25,272	22,097	16,710	8,831	7,468
Net income	227,258	198,775	150,287	79,449	67,193
Performance ratios
Net interest margin(4)(5)	0.41%	0.45%	0.39%	0.31%	0.29%
Net interest spread (4)(6)	0.28%	0.34%	0.33%	0.28%	0.27%
Return on average assets	0.32%	0.29%	0.25%	0.15%	0.16%
Return on average equity	5.96%	5.22%	4.75%	3.16%	3.26%
Return on average capital stock (7)	8.90%	7.86%	7.04%	4.44%	4.98%
Total average equity to average assets	5.35%	5.60%	5.20%	4.75%	4.88%
Regulatory capital ratio(8)	4.92%	5.01%	4.77%	4.74%	5.49%
Dividend payout ratio (3)(9)	33.41%	29.77%	21.63%	22.24%	7.09%
Interest rates
Average effective federal funds rate (10)	2.16%	1.83%	1.00%	0.39%	0.13%
Average one-month LIBOR (11)	2.22%	2.02%	1.11%	0.50%	0.20%
Average three-month LIBOR (11)	2.33%	2.31%	1.26%	0.74%	0.32%

____________________________________

(1)
Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2019, 2018, 2017, 2016 and 2015, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.026 trillion, $1.032 trillion, $1.034 trillion, $989 billion and $905 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $70.1 billion, $68.0 billion, $64.1 billion, $54.1 billion and $38.6 billion, respectively. The Bank records on its statement of condition only that portion of the consolidated obligations for which it has received the proceeds.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $201 thousand, $73 thousand, $91 thousand, $28 thousand and $17 thousand for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(4)
The Bank adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") on January 1, 2019. In accordance with ASU 2017-12, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Prior to the adoption of ASU 2017-12, the Bank recorded fair value hedge ineffectiveness in other income (loss). Because prior period amounts have not been reclassified to conform to the new presentation requirements, net interest income after provision for mortgage loan losses, other income (loss), net interest margin and net interest spread for the year ended December 31, 2019 are not comparable to prior periods. For additional discussion, see the section entitled "Results of Operations" beginning on page 60 of this report.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2019, 2018 and 2017 beginning on page F-1 of this Annual Report on Form 10-K.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank's debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, changes in the financial health of the Bank’s members or non-member borrowers, the ongoing effects from the recent COVID-19 outbreak, and the recent significant drop in oil prices. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a GSE, or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see Item 1A. Risk Factors. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of predominately conventional mortgage loans that have been acquired through the MPF Program administered by the FHLBank of Chicago. Substantially all of the loans were acquired during the period from 2016 to 2019 and all of those loans are conventional loans. The remainder of the portfolio (less than one percent of the unpaid principal balance) is comprised of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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

Financial Market Conditions
Economic growth in the United States expanded moderately during 2019, 2018 and 2017. The gross domestic product increased 2.4 percent, 2.9 percent and 2.3 percent in 2017, 2018 and 2019, respectively. The nationwide unemployment rate fell from 4.7 percent at the end of 2016 to 4.1 percent at the end of 2017, 3.9 percent at the end of 2018 and 3.5 percent at the end of 2019. Housing prices increased in most major metropolitan areas during 2017. In 2018 and 2019, housing prices continued to increase in most major metropolitan areas, albeit at a slower pace, and home sales slowed in many markets.
Throughout 2017 and 2018, the Federal Open Market Committee ("FOMC") raised its target for the federal funds rate in 0.25 percent increments from a range between 0.50 percent and 0.75 percent at the beginning of 2017 to a range of 2.25 percent to 2.50 percent at the end of 2018. In light of the implications of global developments for the economic outlook, as well as muted inflation pressures, the FOMC lowered its target for the federal funds rate to a range between 2.00 percent and 2.25 percent at its meeting held on July 30/31, 2019. For similar reasons, the FOMC lowered its target for the federal funds rate to a range between 1.75 percent and 2.00 percent at its meeting held on September 17/18, 2019 and to a range between 1.50 percent and 1.75 percent at its meeting held on October 29/30, 2019. This target was maintained throughout the remainder of 2019. At its most recent scheduled meeting held on January 28/29, 2020, the FOMC maintained its target for the federal funds rate at a range between 1.50 percent and 1.75 percent and stated that, in determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC would assess realized and expected economic conditions relative to its maximum employment objective and its inflation objective.
In addition, through September 2017, the FOMC maintained a policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing Treasury securities at auction. In October 2017, the FOMC began implementing a balance sheet normalization program, which was designed to gradually reduce the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. At its March 2019 meeting, the FOMC announced that it would slow the pace of this program beginning in May 2019, and would end the runoff of its Treasury holdings at the end of September 2019. At its meeting held on July 30/31, 2019, the FOMC announced that it would conclude the reduction of its aggregate securities holdings in August 2019, earlier than previously announced.
During 2017, 2018 and 2019, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate equivalent to or slightly below the upper boundary of the target range for federal funds. A sustained high level in bank reserves during those years combined with the rate of interest being paid on those reserves contributed to an effective federal funds rate that was generally below the upper end of the targeted range for all of 2017, 2018 and 2019.
One-month and three-month LIBOR rates were 0.77 percent and 1.0 percent, respectively, at the end of 2016. One-month and three-month LIBOR increased to 1.56 percent and 1.69 percent, respectively, at the end of 2017, to 2.50 percent and 2.81 percent, respectively, at the end of 2018 and then declined to 1.76 percent and 1.91 percent, respectively, at the end of 2019. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest that inter-bank lending markets were reasonably stable during 2017, 2018 and 2019.

The following table presents information on various market interest rates at December 31, 2019 and 2018 and various average market interest rates for the years ended December 31, 2019, 2018 and 2017.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2019	2018	2019	2018	2017
Federal Funds Target (1)	1.75%	2.50%	2.28%	1.91%	1.10%
Average Effective Federal Funds Rate (2)	1.55%	2.40%	2.16%	1.83%	1.00%
1-month LIBOR (1)	1.76%	2.50%	2.22%	2.02%	1.11%
3-month LIBOR (1)	1.91%	2.81%	2.33%	2.31%	1.26%
2-year LIBOR (1)	1.70%	2.66%	2.03%	2.75%	1.65%
5-year LIBOR (1)	1.73%	2.57%	1.96%	2.87%	1.98%
10-year LIBOR (1)	1.90%	2.71%	2.09%	2.96%	2.29%
3-month U.S. Treasury (1)	1.55%	2.45%	2.11%	1.97%	0.95%
2-year U.S. Treasury (1)	1.58%	2.48%	1.97%	2.53%	1.40%
5-year U.S. Treasury (1)	1.69%	2.51%	1.95%	2.75%	1.91%
10-year U.S. Treasury (1)	1.92%	2.69%	2.14%	2.91%	2.33%
____________________________________

(1)	Source: Bloomberg

(2)	Source: Federal Reserve Statistical Release
In an unscheduled meeting held on March 3, 2020, the FOMC stated that the COVID-19 outbreak poses evolving risks to economic activity and, in support of achieving its maximum employment and price stability goals, it decided to lower the target range for the federal funds rate by 50 basis points, to a range between 1.00 percent and 1.25 percent, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the federal funds rate in another unscheduled meeting, this time to a target range between 0 percent and 0.25 percent, noting that the COVID-19 outbreak has harmed communities and disrupted economic activity in many countries, including the United States, and has significantly affected global financial conditions. To support the smooth functioning of markets for Treasury securities and agency MBS that are central to the flow of credit to households and businesses, the FOMC further stated that it will increase its holdings of Treasury securities by at least $500 billion and its holdings of agency MBS by at least $200 billion over the coming months. The FOMC will also reinvest all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS.
Due to the dramatic increase in volatility across the global capital markets, the Federal Reserve has also recently undertaken a number of other emergency actions. Notably, the Federal Reserve increased substantially its provision of liquidity to the repo and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs.
In the weeks before and after the FOMC's early March reduction in the federal funds target rate, interest rates declined significantly. Generally, investor demand for high credit quality, fixed income investments, including the FHLBanks' consolidated obligations, increased relative to other investments. However, the spreads on FHLBank consolidated obligations relative to U.S. Treasury securities widened and fixed income market conditions became more challenging, with market participants favoring shorter-term obligations (predominantly those with maturities of three months or less).

2019 In Summary

•
The Bank ended 2019 with total assets of $75.4 billion compared with $72.8 billion at the end of 2018. The $2.6 billion increase in total assets was attributable primarily to increases in the Bank's short-term liquidity portfolio ($3.7 billion), mortgage loans held for portfolio ($1.9 billion) and long-term available-for-sale securities portfolio ($0.9 billion), partially offset by decreases in the Bank's advances ($3.7 billion) and its long-term held-to-maturity securities portfolio ($0.2 billion).

•	Total advances at December 31, 2019 were $37.1 billion, compared to $40.8 billion at the end of 2018.

•	Mortgage loans held for portfolio increased from $2.2 billion at December 31, 2018 to $4.1 billion at December 31, 2019.

•
The Bank’s net income for 2019 was $227.3 million, which represented a return on average capital stock of 8.90 percent. In comparison, the Bank's net income for 2018 was $198.8 million, which represented a return on average capital stock of 7.86 percent for that year. For discussion and analysis of the increase in net income, see the section entitled "Results of Operations" beginning on page 60 of this report.

•
At all times during 2019, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $1.233 billion at December 31, 2019 from $1.081 billion at December 31, 2018. Retained earnings represented 1.6 percent and 1.5 percent of total assets at December 31, 2019 and 2018, respectively. At December 31, 2019, the balance of the Bank's restricted retained earnings account was $194.1 million.

•	In 2019, the Bank paid dividends totaling $75.9 million, which, based on the applicable average capital stock balances, equated to an overall blended rate of 2.954 percent for the year.

Financial Condition
The following table provides selected period-end balances as of December 31, 2019, 2018 and 2017, as well as selected average balances for the years ended December 31, 2019, 2018 and 2017. As shown in the table, the Bank’s total assets increased by 3.6 percent (or $2.6 billion) during the year ended December 31, 2019 after increasing by 6.2 percent (or $4.2 billion) during the year ended December 31, 2018. The increase in total assets during the year ended December 31, 2019 was attributable primarily to increases in the Bank's short-term liquidity portfolio ($3.7 billion), mortgage loans held for portfolio ($1.9 billion) and long-term available-for-sale securities portfolio ($0.9 billion), partially offset by decreases in the Bank's advances ($3.7 billion) and its long-term held-to-maturity securities portfolio ($0.2 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2019, total consolidated obligations increased by $2.4 billion, as consolidated obligation bonds increased by $3.8 billion and consolidated obligation discount notes decreased by $1.4 billion.
The increase in total assets during the year ended December 31, 2018 was attributable primarily to increases in the Bank's advances ($4.3 billion), long-term available-for-sale securities portfolio ($1.4 billion) and mortgage loans held for portfolio ($1.3 billion), partially offset by decreases in the Bank's short-term liquidity portfolio ($2.3 billion) and its long-term held-to-maturity securities portfolio ($0.5 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2018, total consolidated obligations increased by $3.8 billion, as consolidated obligation discount notes and consolidated obligation bonds increased by $3.2 billion and $0.6 billion, respectively.
The activity in each of the major balance sheet captions is discussed in the sections following the table. Activity for the year ended December 31, 2017 is discussed in the Bank's Annual Report on Form 10-K for the year ended December 31, 2018 which was filed with the SEC on March 25, 2019 (the "2018 10-K").

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2019			December 31, 2018			Balance at December 31, 2017
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$37,117	$(3,677)	(9.0)%	$40,794	$4,333	11.9%	$36,461

Short-term liquidity holdings
Interest-bearing deposits	1,670	(830)	(33.2)	2,500	2,500	*	—
Securities purchased under agreements to resell	4,310	(1,905)	(30.7)	6,215	(485)	(7.2)	6,700
Federal funds sold	4,505	2,774	160.3	1,731	(6,049)	(77.8)	7,780
Trading securities
U.S. Treasury Notes	4,426	2,709	157.8	1,717	1,717	*	—
U.S. Treasury Bills	928	928	*	—	—	—	—
Total short-term liquidity holdings	15,839	3,676	30.2	12,163	(2,317)	(16.0)	14,480

Long-term investments
Trading securities (U.S. Treasury Note)	106	5	5.0	101	(1)	(1.0)	102
Available-for-sale securities	16,767	942	6.0	15,825	1,423	9.9	14,402
Held-to-maturity securities	1,206	(256)	(17.5)	1,462	(483)	(24.8)	1,945
Total long-term investments	18,079	691	4.0	17,388	939	5.7	16,449

Mortgage loans held for portfolio, net	4,075	1,889	86.4	2,186	1,308	149.0	878
Total assets	75,382	2,609	3.6	72,773	4,249	6.2	68,524

Consolidated obligations
Consolidated obligations — bonds	35,746	3,814	11.9	31,932	555	1.8	31,377
Consolidated obligations — discount notes	34,328	(1,404)	(3.9)	35,732	3,221	9.9	32,511
Total consolidated obligations	70,074	2,410	3.6	67,664	3,776	5.9	63,888

Mandatorily redeemable capital stock	7	—	—	7	1	16.7	6
Capital stock	2,466	(89)	(3.5)	2,555	237	10.2	2,318
Retained earnings	1,233	152	14.1	1,081	139	14.8	942

Average total assets	71,323	3,248	4.8	68,075	7,267	12.0	60,808
Average capital stock	2,554	25	1.0	2,529	394	18.5	2,135
Average mandatorily redeemable capital stock	7	3	75.0	4	(5)	(55.6)	9
____________________________________

*	The percentage increase is not meaningful.

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2019, 2018 and 2017.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$23,502	64%	$26,105	64%	$25,852	71%
Insurance companies	6,802	18	6,394	16	3,078	8
Savings institutions	4,185	11	4,631	11	3,903	11
Credit unions	2,244	6	3,459	9	3,479	10
Community Development Financial Institutions	21	—	16	—	12	—
Total member advances	36,754	99	40,605	100	36,324	100
Housing associates	172	1	170	—	126	—
Non-member borrowers	18	—	17	—	19	—
Total par value of advances	$36,944	100%	$40,792	100%	$36,469	100%
Total par value of advances outstanding to CFIs (1)	$4,490	12%	$5,869	14%	$7,273	20%
____________________________________

(1)	The figures presented above reflect the advances outstanding to CFIs as of December 31, 2019, 2018 and 2017 based upon the definitions of CFIs that applied as of those dates.

The Bank's advances balances (at par value) decreased $3.8 billion during 2019 due primarily to decreases in overnight and short-term advances. Texas Capital Bank, N.A., the Bank's largest borrower at December 31, 2018, and Iberiabank, the Bank's fifth largest borrower at December 31, 2018, reduced their advances by $1.5 billion and $1.0 billion, respectively, in 2019. Advances declined broadly across the Bank's membership in 2019, as almost 70 percent of the Bank's borrowers reduced their borrowings during the year. The Bank believes the decline in advances was due in part to increases in members' liquidity levels, which were primarily the result of growth in their deposits and reduced lending activity.
Advances (at par value) increased $4.3 billion during 2018, due largely to increased demand for loans from the Bank's larger members, which the Bank attributed in part to increased loan demand at those institutions. The Bank's larger members also used advances to varying degrees to fund investment activities and to meet liquidity requirements. Texas Capital Bank, N.A. and Comerica Bank, the Bank's two largest borrowers at both December 31, 2018 and 2017, increased their advances by $1.1 billion and $1.0 billion, respectively, in 2018. American General Life Insurance Company, the Bank's third largest borrower at December 31, 2018, increased its advances by $2.5 billion in 2018.

At December 31, 2019, advances outstanding to the Bank’s five largest borrowers totaled $13.5 billion, representing 36.5% percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2019.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2019
Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$3,800	10.3%
American General Life Insurance Company	3,148	8.5
Texas Capital Bank, N.A.	2,400	6.5
NexBank, SSB	2,108	5.7
Hancock Whitney Bank	2,036	5.5
	$13,492	36.5%
As of December 31, 2018 and 2017, advances outstanding to the Bank's five largest borrowers comprised $15.4 billion (38 percent) and $10.6 billion (29 percent), respectively, of the total advances portfolio at those dates.
On November 4, 2019, Iberiabank and Tennessee-based First Horizon National Corp. announced that they had entered into a definitive merger agreement. The combined company will be headquartered in Memphis, Tennessee. According to the announcement, the transaction is expected to close in the second quarter of 2020, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of each company. With borrowings of $1.2 billion, Iberiabank was the Bank's ninth largest borrower as of December 31, 2019.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2019 and 2018.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2019		December 31, 2018
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$24,766	67.0%	$28,753	70.5%
Adjustable/variable-rate indexed	10,978	29.7	10,730	26.3
Amortizing	1,200	3.3	1,309	3.2
Total par value	$36,944	100.0%	$40,792	100.0%
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

Short-Term Liquidity Holdings
At December 31, 2019, the Bank’s short-term liquidity holdings were comprised of $4.5 billion of overnight federal funds sold, $4.4 billion of U.S. Treasury Notes, $4.3 billion of overnight reverse repurchase agreements, $1.7 billion of overnight interest-bearing deposits and $0.9 billion of U.S. Treasury Bills. At December 31, 2018, the Bank’s short-term liquidity holdings were comprised of $6.2 billion of overnight reverse repurchase agreements, $2.5 billion of overnight interest-bearing deposits, $1.7 billion of overnight federal funds sold and $1.7 billion of U.S. Treasury Notes. All of the Bank's federal funds sold during 2019 and 2018 were transacted with domestic bank counterparties and U.S. branches of foreign financial institutions on an overnight basis. To enhance the returns provided by its short-term liquidity portfolio, the Bank began investing in overnight interest-bearing deposits during the second half of 2018. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies.
As of December 31, 2019, the Bank’s overnight federal funds sold consisted of $1.2 billion sold to counterparties rated double-A, $2.6 billion sold to counterparties rated single-A and $0.7 billion sold to counterparties rated triple-B. As of December 31, 2019, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
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

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2019 and 2018 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2019	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)

Debentures
U.S. government-guaranteed obligations	$6	$453	$106	$565	$6
GSE obligations	—	5,584	—	5,584	—
State housing agency obligations	109	—	—	109	109
Other	—	46	—	46	—
Total debentures	115	6,083	106	6,304	115

MBS portfolio
GSE residential MBS	1,037	—	—	1,037	1,036
GSE commercial MBS	—	10,684	—	10,684	—
Non-agency residential MBS	54	—	—	54	65
Total MBS	1,091	10,684	—	11,775	1,101
Total long-term investments	$1,206	$16,767	$106	$18,079	$1,216

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2018
Debentures
U.S. government-guaranteed obligations	$8	$453	$101	$562	$8
GSE obligations	—	5,687	—	5,687	—
State housing agency obligations	135	—	—	135	134
Other	—	171	—	171	—
Total debentures	143	6,311	101	6,555	142

MBS portfolio
U.S. government-guaranteed residential MBS	1	—	—	1	1
GSE residential MBS	1,253	—	—	1,253	1,258
GSE commercial MBS	—	9,514	—	9,514	—
Non-agency residential MBS	65	—	—	65	78
Total MBS	1,319	9,514	—	10,833	1,337
Total long-term investments	$1,462	$15,825	$101	$17,388	$1,479

The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). As of December 31, 2019, the Bank held $11.7 billion of MBS (at amortized cost), which represented 316 percent of its total regulatory capital at that date. As of December 31, 2018, the Bank held $10.8 billion of MBS (at amortized cost), which represented 297 percent of its total regulatory capital at that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available and market conditions are satisfactory when the Bank has the regulatory capacity to increase its MBS portfolio. In light of the Finance Agency's recent LIBOR phase-out guidance, the Bank's consideration of fixed rate MBS purchases after December 31, 2019 will also take into account its ability to prudently mitigate interest rate risk through the use of consolidated obligations or derivatives that are indexed to an interest rate other than LIBOR.
During the years ended December 31, 2019 and 2018, the Bank acquired $1.0 billion and $2.0 billion (par values) of GSE commercial MBS ("CMBS"), all of which are backed by multifamily loans. All of the GSE CMBS purchases were hedged with fixed-for-floating interest rate swaps indexed to LIBOR. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of the hedged securities were classified as available-for-sale.
In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments subject to certain limitations. These investments include but are not limited to the non-MBS debt obligations of other GSEs.
During the year ended December 31, 2019, the Bank purchased $93 million (par value) of GSE debentures, all of which were non-MBS debt obligations of Fannie Mae. All of these securities were classified as available-for-sale and hedged with fixed-for-floating interest rate swaps indexed to LIBOR. During the year ended December 31, 2018, the Bank did not purchase any non-MBS investments for its long-term investment portfolio. Through December 31, 2019, the Bank's investments in the non-MBS debt obligations of Fannie Mae, Freddie Mac and the Farm Credit System were each limited to an amount equal to 100 percent of the Bank's total regulatory capital at the time of purchase. For a discussion of changes to the Bank's authority to invest in the non-MBS debt obligations of GSEs, which became effective on January 1, 2020, see Item 1. Business.
In addition, during the year ended December 31, 2019, the Bank purchased for its long-term investment portfolio a $75 million (par value) state housing agency obligation (classified as held-to-maturity).
Subject to applicable regulatory limits and the constraints imposed by the Finance Agency's guidance regarding core mission achievement, the Bank may add additional non-MBS securities to its long-term investment portfolio if attractive opportunities to do so are available and market conditions are satisfactory. The same hedging considerations that apply to fixed rate MBS purchases after December 31, 2019 will also apply to fixed rate non-MBS investments that are considered for purchase.
During the years ended December 31, 2019 and 2018, proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $334 million and $390 million, respectively. Proceeds from maturities and paydowns of available-for-sale securities totaled $463 million and $305 million during the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Bank sold approximately $200 million (par value) of GSE debentures and $310 million (par value) of GSE CMBS, all of which had been classified as available-for-sale. The aggregate net gains recognized on these sales totaled $0.9 million. During the year ended December 31, 2018, the Bank sold approximately $99 million (par value) of GSE residential MBS (LIBOR-indexed floating rate collateralized mortgage obligations with embedded caps) classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $1.7 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The proceeds from these sales were reinvested in GSE CMBS.
As of December 31, 2019, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. Further, the Bank's holdings of state housing agency debentures were rated triple-A by Moody's and S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table on page 46.
Under the accounting rules that were in effect through December 31, 2019, the Bank evaluated outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). Under those rules, an investment security was impaired if the fair value of the investment was less than its amortized cost. At December 31, 2019, the gross unrealized losses on the Bank’s held-to-maturity and available-for-sale investment securities were $5.7 million and $26.4 million, respectively. As of that date, $1.3 million (or 23 percent) of the unrealized losses associated with its held-to-maturity securities portfolio were related to the Bank's holdings of non-agency (i.e., private-label) RMBS. For a summary of the Bank's OTTI evaluation, see the audited financial statements included in this report (specifically, Notes 4 and 5 beginning on pages F-20 and F-22, respectively).

The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. Based on its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2019 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
All but one of the Bank’s non-agency RMBS are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2019. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$1,149	$1,149	$1,149	$1,117	$32
Single-A	2	8,469	8,469	8,469	8,363	106
Triple-B	2	3,036	3,036	3,036	2,994	42
Single-B	4	12,091	11,943	10,575	11,459	517
Triple-C	12	44,826	38,210	30,938	41,399	627
Not Rated	1	78	78	78	73	5
Total	22	$69,649	$62,885	$54,245	$65,405	$1,329
At December 31, 2019, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $8 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $62 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2018, the Bank’s non-agency RMBS portfolio was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $9 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $75 million.

The following table provides a summary of the Bank’s non-agency RMBS as of December 31, 2019 by classification by the originator at the time of issuance and collateral type; the Bank does not hold any RMBS that were labeled as subprime by the originator at the time of issuance.
NON-AGENCY RMBS BY UNDERLYING COLLATERAL TYPE
(dollars in millions)

						Weighted Average Collateral Delinquency (1)(2)	Credit Enhancement Statistics
Classification	Number of Securities	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value	Unrealized Losses		Current Weighted Average (1)(3)	Original Weighted Average (1)	Minimum Current (4)
Prime collateral(5)	19	$55	$51	$52	$1	13.52%	27.96%	39.88%	—%
Alt-A collateral(5)	3	15	12	13	—	11.68%	9.29%	30.89%	—%
Total non-agency RMBS	22	$70	$63	$65	$1	13.13%	24.07%	38.00%	—%

Fixed-rate collateral	3	$8	$6	$6	$—	7.64%	0.15%	7.82%	—%
Option ARM collateral	19	62	57	59	1	13.80%	26.97%	41.65%	4.89%
Total non-agency RMBS	22	$70	$63	$65	$1	13.13%	24.07%	38.00%	—%
____________________________________

(1)	Weighted average percentages are computed based upon unpaid principal balances.

(2)	Collateral delinquency reflects the percentage of the underlying loan balances that are 60 or more days past due, including loans in foreclosure and real estate owned.

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
To assess whether the entire amortized cost bases of its non-agency RMBS will be recovered, the Bank performed a cash flow analysis for each of its non-agency RMBS holdings as of the end of each calendar quarter in 2019 under a base case (or best estimate) scenario. The procedures used in these analyses, together with the results thereof, are summarized in Note 5 to the Bank’s audited financial statements included in this report.
Since 2009, the Bank has recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through December 31, 2019, the Bank has amortized $1.0 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on the 15 securities have totaled $2.1 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $5.3 million. Based on the cash flow analyses performed as of December 31, 2019, the Bank currently expects to recover in future periods an additional $6.5 million of the previously recorded losses. These anticipated recoveries will either be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through December 31, 2019 (if the anticipated recoveries were being accreted as of December 31, 2019 because they had been deemed to be significant on or prior to that date) or recognized as received (if the anticipated recoveries were not deemed to be significant on or before December 31, 2019). Additional increases in expected recoveries, if any, after December 31, 2019 will be recognized when received.

In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2019 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning October 1, 2019 were 5 percentage points lower than the base case scenario followed by home price changes that are 33 percent lower than those used in the base case scenario. As of December 31, 2019, none of the Bank's non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($1.1 billion par value at December 31, 2019) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2019, one-month LIBOR was 1.76 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.73 percent. The largest concentration of embedded effective caps ($0.9 billion) was between 6.00 percent and 6.50 percent. As of December 31, 2019, one-month LIBOR rates were approximately 419 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held one $500 million interest rate cap with a strike rate of 6.5 percent and final maturity in August 2021. The notional balance of this cap declines by $250 million in August 2020 to $250 million. If three-month LIBOR rises above 6.50 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of the interest rate cap agreement. These payments would be based upon the notional amounts of the agreement (at that time) and the difference between 6.50 percent and three-month LIBOR.
Mortgage Loans Held For Portfolio
As of December 31, 2019 and 2018, mortgage loans held for portfolio (net of allowance for credit losses) were $4.1 billion and $2.2 billion, respectively, representing approximately 5.4 percent and 3.0 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its PFIs. During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. During the years ended December 31, 2019 and 2018, the Bank acquired mortgage loans totaling $2.432 billion ($2.386 billion unpaid principal balance) and $1.409 billion ($1.386 billion unpaid principal balance), respectively. All of the mortgage loans acquired in 2019 and 2018 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. Substantially all of the mortgage loans on the Bank's balance sheet at December 31, 2019 were acquired since 2016.
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
Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for an SMI policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2019 did not include SMI. PFIs are paid a CE fee by the Bank as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable). CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. During the years ended December 31, 2019 and 2018, mortgage loan interest income was reduced by CE fees totaling $2.1 million and $1.3 million, respectively. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2019 and 2018, performance-based CE fees that were foregone and not paid to the Bank’s PFIs totaled $6,000 and $8,000, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, increased from $271,000 at December 31, 2017 to $493,000 at December 31, 2018 and $1,149,000 at December 31, 2019, reflecting the increase in the size of its mortgage loan portfolio.
If a PFI fails to comply with any of the requirements of the PFI agreement, MPF guides, applicable law or the terms of mortgage documents, it may be required to repurchase the MPF loans that are impacted by such failure. During the years ended

December 31, 2019 and 2018, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $3.9 million and $2.0 million, respectively.
Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets.
Consolidated Obligations and Deposits
During the year ended December 31, 2019, the Bank’s outstanding consolidated obligations (at par value) increased by $2.1 billion; consolidated obligation bonds increased by $3.6 billion and consolidated obligation discount notes decreased by $1.5 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2019 and 2018.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2019		December 31, 2018
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate	$12,642	35.4%	$10,030	31.2%
Fixed-rate
Callable	12,083	33.9	5,049	15.7
Non-callable	9,447	26.4	10,558	32.9
Step-up
Callable	1,237	3.5	6,127	19.1
Non-callable	100	0.3	75	0.2
Callable step-down	175	0.5	275	0.9
Total par value	$35,684	100.0%	$32,114	100.0%
Variable-rate bonds have variable-rate coupons that generally reset based on either one-month or three-month LIBOR or SOFR; these bonds may contain caps that limit the increases in the variable-rate coupons. Fixed-rate bonds have coupons that are fixed over the life of the bond. Some fixed-rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and, if callable, contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2019 and 2018 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by the Bank or the other FHLBanks.
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
During the years ended December 31, 2019 and 2018, the Bank issued $39.3 billion and $19.4 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations and to support some of the growth in the Bank's balance sheet. During the year ended December 31, 2019, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 53 percent swapped fixed-rate callable bonds, including step-up bonds, 38 percent variable-rate bonds and 9 percent fixed-rate non-callable bonds (most of which were swapped). During the year ended December 31, 2018, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 51 percent variable-rate bonds; 30 percent swapped fixed-rate callable bonds, including step-up bonds, and 19 percent fixed-rate non-callable bonds (most of which were swapped). At December 31, 2019 and 2018, the Bank had $9.5 billion and $50 million, respectively, of outstanding variable-rate bonds indexed to SOFR.
At December 31, 2019 and 2018, discount notes comprised approximately 49 percent and 53 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2019, the Bank issued approximately $182 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes, as well as to fund a portion of the growth in the Bank's balance sheet.
Historically, the primary benchmark that the Bank has used to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs has been the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the size of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2019 and 2018, the weighted average LIBOR cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 16 basis points and LIBOR minus 22 basis points, respectively.
The cost of the Bank's consolidated obligation discount notes increased in 2018 and the first half of 2019 before declining in the second half of 2019 commensurate with the changes in short-term interest rates during those periods.
Demand and term deposits were $1.3 billion and $1.0 billion at December 31, 2019 and 2018, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.5 billion and $2.6 billion at December 31, 2019 and 2018, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) was $2.6 billion and $2.5 billion, respectively.
At December 31, 2019, the Bank’s five largest shareholders held $620 million of capital stock, which represented 25.1 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2019.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2019
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$162,800	6.6%
American General Life Insurance Company	143,646	5.8
Texas Capital Bank, N.A.	133,159	5.4
Hancock Whitney Bank	90,388	3.7
NexBank, SSB	89,750	3.6
	$619,743	25.1%
As of December 31, 2019, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
As described in Item 1. Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances, except for advances that were funded in late 2015 under the special reduced stock advances offering discussed below. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. There were no changes to the investment requirements during the years ended December 31, 2019 or 2018.
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
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply during that period. At December 31, 2019, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $873 million.
On February 28, 2020, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2 percent for up to $5 billion of advances that are funded during the period from April 1, 2020 through December 31, 2020. To be eligible for the reduced activity-based investment requirement, the advances must have a maturity of one year or greater. The standard activity-based stock investment requirement of 4.1 percent will continue to apply to all other advances that are funded during this period.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during 2019 and 2018, surplus stock was defined as the amount of stock held by a member in excess of 125 percent of the member’s minimum investment requirement. For those repurchases, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2019 and 2018, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $2.3 million and $5.5 million, respectively.
At December 31, 2019, excess stock held by the Bank’s members and former members totaled $627 million, which represented 0.8 percent of the Bank’s total assets as of that date.

The following table sets forth the repurchases of excess stock that have occurred under the quarterly repurchase program since January 1, 2018.

EXCESS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Surplus Stock Repurchased from Member Shareholders	Amount of Excess Stock Repurchased from Non-Member Shareholders
March 27, 2018	2,390,220	$233,659	$5,363
June 26, 2018	993,071	99,285	22
September 24, 2018	2,237,809	223,761	20
December 26, 2018	2,076,547	207,559	96
March 26, 2019	2,040,937	202,498	1,596
June 25, 2019	1,093,092	108,621	688
September 25, 2019	2,593,830	259,377	6
December 27, 2019	1,692,435	169,237	6
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
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2019 and 2018, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2019 and 2018 was $7.1 million and $7.0 million, respectively. For the years ended December 31, 2019 and 2018, average mandatorily redeemable capital stock was $7.3 million and $4.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2019 and 2018.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial banks	$1,584	64%	$1,661	65%
Insurance companies	364	15	333	13
Credit unions	281	11	309	12
Savings institutions	236	10	251	10
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,466	100	2,555	100
Mandatorily redeemable capital stock	7	—	7	—
Total regulatory capital stock	$2,473	100%	$2,562	100%
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
The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice has been to contemporaneously execute interest rate exchange agreements when acquiring longer maturity assets and/or issuing longer maturity liabilities in order to convert the instruments’ cash flows to a variable rate that is indexed to LIBOR. By doing so, the Bank reduces its interest rate risk exposure and preserves the value of, and earns more stable returns on, its members’ capital investment.
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. As of December 31, 2019, all of the Bank’s derivative instruments that were designated in ASC 815 hedging relationships were either hedging fair value risk attributable to changes in LIBOR, the designated benchmark interest rate, or hedging the variability of cash flows associated with forecasted transactions.
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
The second type involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that either do not qualify for fair value hedge accounting under ASC 815 or are not designated in an ASC 815 fair value hedging relationship (hereinafter referred to as an “economic hedge”). For instance, from time to time, the Bank uses fixed-for-floating interest rate swaps to hedge its fair value risk exposure associated with some of its longer-term discount notes. The changes in fair value of the interest rate swaps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the discount notes), which increases the volatility of the Bank’s earnings. Excluding net interest settlements, the impact of the changes in fair value of these stand-alone interest rate swaps on earnings over the life of the transactions will be zero if these instruments are held until their maturity. The Bank generally holds its discount note swaps to maturity. In addition, from time to time, the Bank uses interest rate basis swaps to reduce its exposure to changes in spreads between one-month and three-month LIBOR.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2019, 2018 and 2017, the Bank’s notional balance of interest rate exchange agreements was $54.9 billion, $49.1 billion and $38.2 billion, respectively, while its total assets were $75.4 billion, $72.8 billion and $68.5 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2019, 2018 and 2017.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2019
Advances	$9,104	$998	$—	$255	$10,357
Investments	—	16,115	—	4,203	20,318
Mortgage loans held for portfolio	—	—	—	517	517
Consolidated obligation bonds	—	19,861	—	—	19,861
Consolidated obligation discount notes	—	—	1,043	1,000	2,043
Intermediary positions	—	—	—	922	922
Other	—	—	—	925	925
Total notional balance	$9,104	$36,974	$1,043	$7,822	$54,943
December 31, 2018
Advances	$6,565	$606	$—	$2	$7,173
Investments	—	15,982	—	2,716	18,698
Mortgage loans held for portfolio	—	—	—	348	348
Consolidated obligation bonds	—	19,824	—	—	19,824
Consolidated obligation discount notes	—	—	865	—	865
Intermediary positions	—	—	—	1,769	1,769
Other	—	—	—	425	425
Total notional balance	$6,565	$36,412	$865	$5,260	$49,102
December 31, 2017
Advances	$4,338	$720	$—	$8	$5,066
Investments	—	14,282	—	1,203	15,485
Mortgage loans held for portfolio	—	—	—	20	20
Consolidated obligation bonds	—	14,374	—	—	14,374
Consolidated obligation discount notes	—	—	505	—	505
Intermediary positions	—	—	—	2,419	2,419
Other	—	—	—	324	324
Total notional balance	$4,338	$29,376	$505	$3,974	$38,193

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2019 and 2018.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2019	2018
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$4,354	$3,891
		Economic	—	2

Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	5,394	3,276
		Economic	255	—
Pay floating then fixed, receive floating interest rate swap (with options)	Converts the advance's fixed rate (after the initial variable rate lockout period) to a variable rate index and offsets option risk in the advance.	Fair Value	350	—

Pay fixed, receive floating interest rate swap combined with purchased swaption	Converts the advance’s fixed rate to a variable- rate index and offsets an optional commitment embedded in the advance that allows the member to increase the amount of the advance.	Fair Value	4	4
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	16,115	15,982
		Economic	3,703	1,716

Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable-rate investment securities.	Economic	500	1,000
Mortgage Loans
Pay fixed, receive floating interest rate swap, or receive fixed, pay floating interest rate swap	To hedge risks to the Bank's earnings associated with the mortgage loan portfolio.	Economic	340	151
Pay or receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with the mortgage loan portfolio.	Economic	145	185
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	7,043	8,044
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	12,818	11,780
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling three-month discount notes to fixed cash flows.	Cash Flow	1,043	865
Receive fixed, pay floating interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Economic	1,000	—
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	842	1,228
Interest rate caps and floors	To provide interest rate caps (floors) to members and to offset these interest rate caps (floors) by executing interest rate caps (floors) with the Bank's derivative counterparties.	Economic	80	541
Other
Pay floating, receive fixed or pay fixed, receive floating interest rate swaps	To hedge risks to the Bank's earnings that are not directly linked to specific assets, liabilities or forecasted transactions	Economic	925	425
Total derivatives used to hedge risk			54,911	49,090
Mortgage delivery commitments			32	12
Total notional amount of derivatives			$54,943	$49,102

Certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of December 31, 2019, the Bank had cleared trades outstanding with notional amounts totaling $34 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure amounts ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2019, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $21 billion.
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
As of December 31, 2019, cash collateral totaling $157 million had been delivered by the Bank to its non-member bilateral derivative counterparties and the Bank held $3 million of cash collateral received from its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged $842 million (fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of December 31, 2019, the Bank had paid $615 million in variation margin to settle its cleared derivatives with one clearinghouse and the Bank had received $57 million in variation margin to settle its cleared derivatives with its other clearinghouse counterparty.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2019.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	2	$95.0	$0.6	$(0.4)	$—	$0.2
Single-A(3)	1	693.2	0.1	0.4	—	0.5
Cleared derivatives (4)	—	33,706.7	29.5	—	842.3	871.8
Liability positions with credit exposure
Single-A	3	4,107.4	(18.3)	19.3	—	1.0
Triple-B	3	6,403.0	(98.7)	103.4	—	4.7
Total derivative positions with non-member counterparties to which the Bank had credit exposure	9	45,005.3	(86.8)	122.7	842.3	878.2

Asset positions without credit exposure	4	1,299.8	2.2	(3.0)	—	—
Liability positions without credit exposure	8	8,145.3	(36.5)	33.8	—	—
Total non-member counterparties	21	54,450.4	(121.1)	$153.5	$842.3	$878.2

Member institutions
Interest rate exchange agreements (5)
Asset positions	6	63.5	5.2
Liability positions	2	397.5	(0.3)
Mortgage delivery commitments	—	31.8	0.1
Total member institutions	8	492.8	5.0
Total	29	$54,943.2	$(116.1)
____________________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of December 31, 2019.

(2)	Includes amounts that had not settled as of December 31, 2019.

(3)	The figures for the asset position with credit exposure to the counterparty rated single-A consisted of transactions with an entity that is affiliated with a member institution.

(4)
Cleared derivatives with an aggregate notional principal balance of $9.4 billion were transacted with a clearinghouse rated double-A and cleared derivatives with an aggregate notional principal balance of $24.3 billion were transacted with a clearinghouse rated single-A.

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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 100 percent at both December 31, 2019 and 2018. For additional discussion, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Potential LIBOR Phase-Out
As discussed in "Item 1A — Risk Factors," LIBOR may cease to be available after December 31, 2021. Consequently, the Bank has begun preparing for this possibility and the associated transition to an alternative reference rate (e.g., SOFR). Among other things, a permanent discontinuation of LIBOR will necessitate fallback language in derivative contracts extending past 2021 that reference LIBOR, as well as changes in the Bank's risk management practices. In response to the potential cessation of LIBOR, the Bank is no longer offering LIBOR-indexed advances with maturities after December 31, 2021, nor is it issuing LIBOR-indexed consolidated obligations with maturities after that date. In response to the Finance Agency's supervisory letter discussed in the section entitled "Legislative and Regulatory Developments" on page 16, the Bank (after December 31, 2019) no longer purchases LIBOR-indexed investments which mature after December 31, 2021 (nor does it purchase fixed rate investments which mature after that date that are hedged with LIBOR-indexed derivatives). By June 30, 2020 (or, for certain financial instruments with embedded options, March 31, 2020), the Bank will no longer issue, make, purchase or otherwise enter into financial liabilities, other derivatives or other assets that reference LIBOR and which mature after December 31, 2021.
The following table presents the Bank's LIBOR-indexed financial instruments by contractual maturity at December 31, 2019. Some of the Bank's derivatives contain call options which, if exercised, could result in earlier terminations.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

	2020	2021	Thereafter	Total
Instruments with receipts indexed to LIBOR
Advances (par value)	$525	$150	$—	$675
Investments (par value)
Non-MBS	—	—	41	41
MBS	—	—	1,108	1,108
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	1,444	1,489	17,996	20,929
Uncleared	843	709	6,635	8,187
Total par/notional amount	$2,812	$2,348	$25,780	$30,940

Instruments with payments indexed to LIBOR
Consolidated obligations (par value)	$3,110	$—	$—	$3,110
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	3,410	1,800	2,968	8,178
Uncleared	4,720	2,059	6,588	13,367
Total par/notional amount	$11,240	$3,859	$9,556	$24,655

At December 31, 2019, the Bank had outstanding standby bond purchase agreements totaling $484.9 million which expire in 2022, 2023 and 2024. Under the terms of these agreements, the Bank could be required to purchase and hold the subject bonds for a period of time. If this were to occur, the Bank would earn interest on the bonds at specified rates indexed to the greater of one-month LIBOR or the Federal Funds rate. For further discussion of these standby bond purchase agreements, see “Item 1. Financial Statements” (specifically, Note 17 on page F-52 of this report).

Results of Operations
Net Income
Net income for 2019, 2018 and 2017 was $227.3 million, $198.8 million and $150.3 million, respectively. The Bank’s net income for 2019 represented a return on average capital stock (“ROCS”) of 8.90 percent. In comparison, the Bank’s ROCS was 7.86 percent in 2018 and 7.04 percent in 2017. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income from 2019 to 2018 are discussed below. The factors contributing to the changes in the Bank's net income from 2018 to 2017 are discussed in the 2018 10-K.
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2019 and 2018, the Bank’s AHP assessments totaled $25.3 million and $22.1 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2019 and 2018, the Bank’s income before assessments was $252.5 million and $220.9 million, respectively. The $31.6 million increase in income before assessments for 2019 as compared to 2018 was attributable to a $54.3 million increase in other income offset by a $17.3 million decrease in net interest income after provision for mortgage loan losses and a $5.4 million increase in other expenses. The components of income before assessments (net interest income after provision for loan losses, other income and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision for Mortgage Loan Losses
In 2019 and 2018, the Bank’s net interest income after provision for mortgage loan losses was $293.2 million and $310.5 million, respectively. The decrease in net interest income after provision for mortgage loan losses from 2018 to 2019 was due primarily to the accounting change discussed below, the impact of which reduced net interest income by $17.9 million during the year ended December 31, 2019, offset in part by an increase in the average balances of the Bank's interest-earning assets and an increase in the impact of the Bank's non-interest bearing funds. The Bank's average balance of interest-earning assets increased from $67.8 billion in 2018 to $71.1 billion in 2019.
The Bank's net interest margin decreased from 45 basis points in 2018 to 41 basis points in 2019. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
The Bank’s net interest spread was 28 basis points in 2019 as compared to 34 basis points in 2018. The decline in the Bank's net interest spread was due in part to the adoption of Accounting Standards Update ("ASU") 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") on January 1, 2019. As discussed in Note 2 to the Bank's financial statements beginning on page F-16 of this report, ASU 2017-12 requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the year ended December 31, 2019, the amounts reported in net interest income, which would have been reported in other income (loss) in the absence of the new guidance, increased interest income on advances and interest expense on consolidated obligations by $417,000 and $134,000, respectively, and reduced interest income on available-for-sale securities by $18,192,000. The remaining decrease in the net interest spread for 2019 as compared to 2018 was due in large part to an increase in the cost of the Bank's debt.
Due to an increase in average short-term interest rates in 2019 relative to 2018, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased to 13 basis points in 2019 as compared to 11 basis points in 2018.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2019, 2018 and 2017.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2019			2018			2017
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$1,628	$37	2.27%	$1,036	$22	2.18%	$220	$2	0.97%
Securities purchased under agreements to resell	3,680	87	2.37%	3,383	68	2.01%	639	8	1.17%
Federal funds sold (c)	2,618	58	2.23%	4,968	89	1.79%	7,923	83	1.04%
Investments
Trading	4,984	101	2.02%	874	19	2.23%	114	2	2.03%
Available-for-sale (d)	16,363	465	2.84%	14,841	418	2.82%	14,057	239	1.70%
Held-to-maturity (d)	1,330	38	2.83%	1,754	45	2.56%	2,240	37	1.62%
Advances (e)	37,348	909	2.43%	39,560	832	2.10%	35,109	423	1.21%
Mortgage loans held for portfolio	3,102	111	3.58%	1,420	54	3.77%	406	15	3.70%
Total earning assets	71,053	1,806	2.54%	67,836	1,547	2.28%	60,708	809	1.33%
Cash and due from banks	54			40			38
Other assets	273			194			215
Derivatives netting adjustment (b)	(177)			(220)			(266)
Fair value adjustment on available-for-sale securities (d)	130			237			128
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(10)			(12)			(15)
Total assets	$71,323	1,806	2.53%	$68,075	1,547	2.27%	$60,808	809	1.33%
Liabilities and Capital
Interest-bearing deposits (b) (f)	$983	20	2.05%	$862	15	1.75%	$1,070	9	0.89%
Consolidated obligations
Bonds	30,800	711	2.31%	32,682	660	2.02%	30,127	328	1.09%
Discount notes	34,961	781	2.23%	30,278	561	1.85%	26,132	234	0.89%
Mandatorily redeemable capital stock and other borrowings	12	—	2.52%	9	—	1.94%	22	—	0.96%
Total interest-bearing liabilities	66,756	1,512	2.26%	63,831	1,236	1.94%	57,351	571	1.00%
Other liabilities	927			654			558
Derivatives netting adjustment (b)	(177)			(220)			(266)
Total liabilities	67,506	1,512	2.24%	64,265	1,236	1.92%	57,643	571	0.99%
Total capital	3,817			3,810			3,165
Total liabilities and capital	$71,323		2.12%	$68,075		1.82%	$60,808		0.94%
Net interest income		$294			$311			$238
Net interest margin			0.41%			0.45%			0.39%
Net interest spread			0.28%			0.34%			0.33%
Impact of non-interest bearing funds			0.13%			0.11%			0.06%

____________________________________

(a)	Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(b)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2019, 2018 and 2017 in the table above include $167 million, $202 million and $220 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2019, 2018 and 2017 in the table above include $11 million, $18 million and $46 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(c)	Includes overnight federal funds sold to other FHLBanks.

(d)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(e)	Interest income and average rates include net prepayment fees on advances.

(f)
Average balances of deposits for the years ended December 31, 2019, 2018 and 2017 include time deposits of $102 million, $110 million and $267 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2019, 2018 and 2017, interest was paid on time deposits at average rates of 2.34 percent, 1.88 percent and 0.88 percent, respectively.

Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2019 and 2018 and between 2018 and 2017. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2019 vs. 2018 Increase (Decrease) Due To			2018 vs. 2017 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$14	$1	$15	$15	$5	$20
Securities purchased under agreements to resell	6	13	19	51	9	60
Federal funds sold	(57)	26	(31)	(39)	45	6
Investments
Trading	83	(1)	82	17	—	17
Available-for-sale	43	4	47	14	165	179
Held-to-maturity	(12)	5	(7)	(10)	18	8
Advances	(48)	125	77	59	350	409
Mortgage loans held for portfolio	60	(3)	57	39	—	39
Total interest income	89	170	259	146	592	738
Interest expense
Interest-bearing deposits	2	3	5	(2)	8	6
Consolidated obligations
Bonds	(40)	91	51	30	302	332
Discount notes	94	126	220	42	285	327
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	56	220	276	70	595	665
Changes in net interest income	$33	$(50)	$(17)	$76	$(3)	$73

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2019, 2018 and 2017.

OTHER INCOME (LOSS)
(in thousands)

	2019	2018	2017
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$(3)	$170	$—
Economic hedge derivatives related to consolidated obligation discount notes	(249)	—	(503)
Interest rate basis swaps	—	—	385
Member/offsetting derivatives	207	339	405
Economic hedge derivatives related to advances	522	47	(2)
Economic hedge derivatives related to trading securities	(163)	(366)	—
Economic hedge derivatives related to available-for-sale securities	(150)	(4)	(15)
Economic hedge derivatives related to mortgage loans held for portfolio	(1,196)	(133)	(37)
Other stand-alone economic hedge derivatives	(2,382)	(1,442)	1,302
Total net interest income (expense) associated with economic hedge derivatives	(3,414)	(1,389)	1,535
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(523)	(17)	(10)
Available-for-sale securities	(16)	50	(1,264)
Trading securities	(1,488)	(330)	—
Mortgage loans held for portfolio	4,822	173	143
Consolidated obligation bonds	(1)	(171)	26
Consolidated obligation discount notes	(61)	—	317
Interest rate basis swaps	—	—	186
Other stand-alone economic hedge derivatives	25,553	(2,326)	968
Interest rate swaptions related to mortgage loans held for portfolio	(2,728)	(239)	—
Mortgage delivery commitments	2,097	1,912	2,329
Interest rate caps related to held-to-maturity securities	(6)	1	(255)
Member/offsetting derivatives	214	150	3,364
Total fair value gains (losses) related to economic hedge derivatives	27,863	(797)	5,804
Price alignment amount on daily settled derivative contracts	238	(9,892)	765
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	—	(12)	235
Available-for-sale securities and associated hedges	—	6,482	(5,758)
Consolidated obligation bonds and associated hedges	—	(4,648)	2,087
Total fair value hedge ineffectiveness	—	1,822	(3,436)
Total net gains (losses) on derivatives and hedging activities	24,687	(10,256)	4,668
Net gains (losses) on trading securities	12,860	(1,149)	1,822
Net gains (losses) on other assets carried at fair value	1,964	(746)	—
Realized gains on sales of held-to-maturity securities	—	1,671	3,983
Net realized gains on sales of available-for-sale securities	852	—	1,399
Service fees	2,590	2,252	2,262
Letter of credit fees	12,437	9,268	7,701
Other, net	930	921	648
Total other	31,633	12,217	17,815
Total other income	$56,320	$1,961	$22,483

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. Prior to January 1, 2019, these amounts were recorded in other income (loss) as net gains (losses) on derivatives and hedging activities. Effective January 1, 2019, these amounts are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net gains (losses) of $(24.7) million and $1.8 million in 2019 and 2018, respectively. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(0.5) million and $(0.1) million in 2019 and 2018, respectively.
The higher yielding, longer duration fixed-rate GSE CMBS and GSE debentures held in the Bank’s available-for-sale securities portfolio (all of which have been hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) expose the Bank to periodic earnings variability in the form of fair value hedge ineffectiveness. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (the overnight index swap or "OIS" curve) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At December 31, 2019 and 2018, the notional balance of these derivatives totaled $425 million. For the years ended December 31, 2019 and 2018, the gains (losses) associated with these stand-alone economic hedge derivatives were $25.6 million and $(2.3) million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions was $2.1 million and $(0.1) million for the years ended December 31, 2019 and 2018, respectively. In addition, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains from the commitment date to the settlement date) were $2.1 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $0.2 million for both the years ended December 31, 2019 and 2018.
Price Alignment Amount

Effective January 3, 2017, one of the Bank's two clearinghouse counterparties made certain amendments to its rulebook that changed the legal characterization of variation margin payments on cleared derivatives to settlements on the contracts. Effective January 16, 2018, the Bank's other clearinghouse counterparty made similar amendments to its rulebook. Prior to the dates upon which these amendments became effective, the variation margin payments were in each case characterized as collateral pledged to secure outstanding credit exposure on the derivative contracts. The Bank receives or pays a price alignment amount on the cumulative variation margin payments associated with these contracts. The price alignment amount approximates the amount of interest the Bank would have received or paid had the variation margin payments continued to be characterized as collateral. Prior to January 1, 2019, the price alignment amount was recorded in other income (loss) as gains (losses) on derivatives and hedging activities. Effective January 1, 2019, the price alignment amount associated with derivatives in qualifying fair value hedging relationships is recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. The allocated price alignment amount increased net interest income by $6.8 million for the year ended December 31, 2019.
Other
During the year ended December 31, 2019, the Bank sold available-for-sale securities with an amortized cost of $510.3 million. Proceeds from the sales totaled $511.2 million, resulting in realized gains of $0.9 million. During the year ended December 31, 2018 , the Bank sold approximately $99 million of GSE RMBS classified as held-to-maturity securities. The aggregate gains recognized on these sales totaled $1.7 million. For each of the held-to-maturity securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The Bank did not sell any other securities classified as held-to-maturity or available-for-sale during the years ended December 31, 2019 or 2018.
During the years ended December 31, 2019 and 2018, the Bank held from time to time U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these securities were $12.9 million and $(1.1) million for the years ended December 31, 2019 and 2018, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of its U.S. Treasury Notes. For the years ended December 31, 2019 and 2018, the gains (losses) associated with these stand-alone derivatives were $(1.5) million and $(0.3) million, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled $2.0 million and $(0.7) million for the years ended December 31, 2019 and 2018, respectively. The gains or losses on the securities are offset by a corresponding increase or decrease in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
For the years ended December 31, 2019 and 2018, letter of credit fees totaled $12.4 million and $9.3 million, respectively. The increase in letter of credit fees from 2018 to 2019 was due to an increase in the amount of letters of credit outstanding. At December 31, 2019 and 2018, outstanding letters of credit totaled $21.8 billion and $18.5 billion, respectively.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $97.0 million and $91.6 million in 2019 and 2018, respectively.
Compensation and benefits totaled $50.0 million for 2019, compared to $48.4 million for 2018. The $1.6 million increase in compensation and benefits for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was due largely to an increase in the amounts due to participants in the Bank's deferred compensation plans due to a net increase in the value of the investments associated with those plans in 2019, as compared to a net decrease in the value of the investments in 2018. The offsetting gain or loss in the market value of the investments is included in other income (loss). The Bank's average headcount was 200 employees in both 2019 and 2018. At December 31, 2019, the Bank employed 203 people, an increase of 6 employees from December 31, 2018 when it employed 197 people.
Other operating expenses for the years ended December 31, 2019 and 2018 were $36.1 million and $32.0 million, respectively. The $4.1 million increase in other operating expenses from 2018 to 2019 resulted primarily from higher transaction services fees associated with the Bank's mortgage loan program (due to higher mortgage loan balances), software costs and safekeeping costs. The transaction services fees are paid to the FHLBank of Chicago as compensation for administering the MPF Program.
Discretionary grants and donations were $0.5 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively. Discretionary grants and donations for the year ended December 31, 2018 were substantially comprised of grants and donations that were made to support recovery efforts in the areas impacted by Hurricane Harvey, as well as Economic Development Program (EDP) Plus grants, neither of which reoccurred in 2019. Beginning in January 2019, the Bank no longer offers EDP Plus grants.
Derivative clearing fees for the years ended December 31, 2019 and 2018 were $1.3 million and $1.2 million, respectively.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $4.3 million and

$4.0 million in 2019 and 2018, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $4.8 million and $3.9 million, respectively.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements and, beginning in mid-2018, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. From time to time, the Bank may also invest in short-term commercial paper and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2019, the Bank’s short-term liquidity portfolio was comprised of $4.5 billion of overnight federal funds sold, $4.4 billion of U.S. Treasury Notes, $4.3 billion of overnight reverse repurchase agreements, $1.7 billion of overnight interest-bearing deposits and $0.9 billion of U.S. Treasury Bills.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2019 or 2018.
Through March 30, 2019, the Bank was required, pursuant to guidance issued by the Finance Agency, to meet two daily liquidity standards, each of which assumed that the Bank was unable to access the market for consolidated obligations during a prescribed period. The first standard required the Bank to maintain sufficient funds to meet its obligations for 15 days under a scenario in which it was assumed that members did not renew any maturing, prepaid or called advances. The second standard required the Bank to maintain sufficient funds to meet its obligations for 5 days under a scenario in which it was assumed that members renewed all maturing and called advances, with certain exceptions for very large, highly rated members. The Bank was in compliance with both of these liquidity requirements at all times during the year ended December 31, 2018 and the period from January 1, 2019 through March 30, 2019.
Beginning on March 31, 2019, the two liquidity standards discussed in the preceding paragraph were replaced by a single, more stringent requirement. On August 23, 2018, the Finance Agency issued an Advisory Bulletin and accompanying supervisory letter that, together, set forth the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and fund letters of credit during a sustained capital markets disruption. More specifically, the Advisory Bulletin (hereinafter referred to as the “Liquidity AB”) sets forth the Finance Agency's expectations with respect to base case liquidity and funding gaps, among other things. The Liquidity AB sets forth ranges for the prescribed base case liquidity and funding gap measures and the supervisory letter identified the initial thresholds within those ranges that the Finance Agency believed were appropriate in light of then existing market conditions.
With respect to base case liquidity, the Bank is required to maintain a positive cash balance during a prescribed period of time ranging from 10 to 30 calendar days assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. Initially, the Finance Agency indicated that it would consider a FHLBank to have adequate reserves of liquid assets if, from March 31, 2019 through December 30, 2019, it maintained 10 calendar days or more of positive daily cash balances and if, on and after December 31, 2019, it maintained 20 calendar days or more of positive daily cash balances. The supervisory letter sets forth the cash flow assumptions to be used by the FHLBanks which include, among other things, a reserve for potential draws on standby letters of credit and the inclusion of uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading or available-for-sale securities as a cash inflow one business day after measurement. Effective March 31, 2019, the Liquidity AB rescinded the 5-day and 15-day liquidity standards discussed above. The Bank was in compliance with the 10 calendar day requirement at all times during the period from March 31, 2019 through December 30, 2019 and it was in compliance with the 20 calendar day requirement on December 31, 2019.
Funding gaps measure the difference between a FHLBank’s assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the FHLBank’s total assets. Depending on conditions in the financial markets, the Finance Agency believes (as stated in the Liquidity AB) that the FHLBanks should operate so as not to exceed a funding gap ratio between negative 10 percent and negative 20 percent for a three-month time horizon and between negative 25 percent and negative 35 percent for a one-year time horizon. These limits are designed to reduce the liquidity risks associated with a mismatch in a FHLBank’s asset and liability maturities, including an undue reliance on short-term debt funding, which may increase a FHLBank’s debt rollover risk. Initially, the Finance Agency indicated that it would consider a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2018, the FHLBank maintained a funding gap ratio of negative 15 percent or better for the three-month time horizon and negative 30 percent or better for the one-year time horizon. For purposes of calculating the funding gap ratios, the FHLBanks may include estimates of expected cash inflows, including anticipated prepayments, for mortgage loans and mortgage-backed securities. In addition, uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading securities are treated as maturing assets in the three-month time horizon regardless of maturity. The Bank was in compliance with these limits during the year ended December 31, 2019.
As a result of the recent deterioration in financial market conditions due to the COVID-19 outbreak, the Finance Agency temporarily revised its guidance with respect to base case liquidity and funding gaps. On March 3, 2020, the Finance Agency indicated that the FHLBanks should maintain no less than 10 calendar days of positive daily cash balances through April 30, 2020 and that the FHLBanks should then return to 20 calendar days or more of positive daily cash balances by September 30, 2020. On March 12, 2020, the Finance Agency increased (through July 30, 2020) the funding gap ratios for the three-month and one-year time horizons to negative 25 percent or better and negative 40 percent or better, respectively. By September 30, 2020, the funding gap ratios for the three-month and one-year time horizons should not exceed negative 20 percent and negative 35 percent, respectively. By December 31, 2019, the funding gap ratios should not exceed the limits that were in place prior to the COVID-19 outbreak.
The Bank’s access to the capital markets has never been interrupted to an extent that the Bank’s ability to meet its obligations was compromised and the Bank does not currently believe that its ability to issue consolidated obligations will be impeded to that extent in the future. If, however, the Bank were unable to issue consolidated obligations for an extended period of time, the Bank would eventually exhaust the availability of purchased federal funds (including borrowings from other FHLBanks) and repurchase agreements as sources of funds. It is also possible that an event (such as a natural disaster or a pandemic like COVID-19) that might impede the Bank’s ability to raise funds by issuing consolidated obligations would also limit the Bank’s ability to access the markets for federal funds purchased and/or repurchase agreements.
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

The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2019.
CONTRACTUAL OBLIGATIONS
(in millions)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$16,900.6	$10,118.6	$5,724.1	$2,941.0	$35,684.3
Mandatorily redeemable capital stock	0.2	0.4	6.5	—	7.1
Operating leases	0.5	0.9	0.7	1.4	3.5
Purchase obligations
Advances	18.7	0.7	—	—	19.4
Mortgage delivery commitments	31.8	—	—	—	31.8
Pension and post-retirement	5.5	0.2	0.1	—	5.8
Total contractual obligations	$16,957.3	$10,120.8	$5,731.4	$2,942.4	$35,751.9
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
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2019, excess stock held by the Bank’s members and former members totaled $627.0 million, of which $2.1 million was classified as mandatorily redeemable.
Further, the Bank is contingently liable on letters of credit and standby bond purchase agreements totaling $21.8 billion and $484.9 million, respectively. Letters of credit expire as follows: $19.9 billion in 2020, $1.6 billion in 2021-2022, $0.2 billion in 2023-2024, with the remainder expiring in 2026. The standby bond purchase agreements expire as follows: $432.1 million in 2022-2023 and $52.8 million in 2024.

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
Prior to January 1, 2020, the Bank’s market risk capital requirement was determined by estimating the potential loss in market value of equity under a wide variety of market conditions and adding the amount, if any, by which the Bank’s market value of total capital was less than 85 percent of its book value of total capital. The potential loss component of the market risk capital requirement employed a “stress test” approach, using a 99-percent confidence level. Simulations of over 300 historical market interest rate scenarios dating back to January 1992 (using changes in interest rates and volatilities over each six-month period since that date) were generated and, under each scenario, the hypothetical impact on the Bank’s then current market value of equity was determined. The hypothetical impact associated with each historical scenario was calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s then current risk position, each of which reflected actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the scenario resulting in the third worst estimated deterioration in market value of equity was identified as that scenario associated with a probability of occurrence of not more than one percent (i.e., the 99-percent confidence level). The hypothetical deterioration in market value of equity derived under the methodology described above typically represented the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determined the Bank’s overall risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement. At December 31, 2019, the Bank’s credit risk, market risk and operations risk capital requirements were $464 million, $214 million and $204 million, respectively. These requirements were $491 million, $401 million and $267 million, respectively, at December 31, 2018.
Effective January 1, 2020, the calculation of the Bank's risk-based capital requirement was modified pursuant to the Finance Agency's final rule on FHLBank capital requirements which was issued on February 20, 2019 (the "Final Capital Requirements Rule"), as supplemented by the guidance provided in Advisory Bulletin 2018-01, "Scenario Determination for Market Risk Models Used for Risk-Based Capital" ("AB 2018-01"). AB 2018-01, which modifies the Bank's market risk capital requirement, was issued on February 7, 2018 and became effective concurrent with the effective date of the Final Capital Requirements Rule. For additional discussion regarding the Final Capital Requirements Rule, see Item 1. Business - Legislative and Regulatory Developments. While the new requirements are expected to increase its risk-based capital requirement, the Bank does not expect that it will need to make any changes in its capital management practices in order to satisfy the modified risk-based capital requirement.
In addition to the risk-based capital requirement, the Bank is subject to two other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2019 or December 31, 2018. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the years ended December 31, 2019 and 2018, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2019 and 2018, see the audited financial statements included in this report (specifically, Note 14 beginning on page F-41).
Beginning in February 2020, the Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent (for additional discussion, see Item 1. Business - Legislative and Regulatory Developments).
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
At the inception of each fair value hedge transaction, the Bank formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk will be assessed. In all cases involving a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in its fair value attributable to changes in the designated benchmark interest rate which, to date, has exclusively been LIBOR. Therefore, for this purpose, changes in the fair value of the hedged item (e.g., an advance, investment security or consolidated obligation) reflect only those changes in value that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as “changes in the benchmark fair value”).
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
On and after January 1, 2019, all changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in AOCI until earnings are affected by the variability of the cash flows of the hedged transaction, at which time these amounts are reclassified from AOCI to earnings. Prior to January 1, 2019, changes in the fair value of a derivative that was designated and qualified as a cash flow hedge, to the extent that the hedge was effective, were recorded in AOCI until earnings were affected by the variability of the cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge (which represented the amount by which the change in the fair value of the derivative differed from the change in fair value of a hypothetical derivative having terms that matched identically the critical terms of the hedged forecasted transaction) was recognized in other income (loss) as “net gains (losses) on derivatives and hedging activities.” As of December 31, 2019 and 2018, the Bank had only $1.043 billion and $865 million (notional), respectively, of derivatives that were designated as cash flow hedges.
As of December 31, 2019, the Bank’s derivatives portfolio included $9.1 billion (notional amount) that was accounted for using the shortcut method, $37.0 billion (notional amount) that was accounted for using the long-haul method, $1.0 billion (notional amount) that was designated in cash flow hedging relationships and $7.8 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2018, the Bank’s derivatives portfolio included $6.6 billion (notional amount) that was accounted for using the shortcut method, $36.4 billion (notional amount) that was accounted for using the long-haul method, $0.9 billion (notional amount) that was designated in cash flow hedging relationships and $5.3 billion (notional amount) that did not qualify for hedge accounting.
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
Level 1 Inputs — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. The fair values of the Bank’s mutual fund investments included in other assets were determined using Level 1 inputs.
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

As of December 31, 2019, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $96.2 million and $18.0 million, respectively. At that date, the carrying values of these investment securities totaled $9.3 billion and $1.9 billion, respectively.
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

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2019, 2018 and 2017:
Investments
(in thousands)

	Carrying Value at December 31,
	2019	2018	2017
Trading securities
U.S. Treasury Notes	$4,532,126	$1,818,178	$102,148
U.S. Treasury Bills	928,010	—	—
Mutual fund investments related to employee benefit plans	—	—	12,082
Total trading securities	5,460,136	1,818,178	114,230
Available-for-sale securities
U.S. government-guaranteed debentures	453,196	452,996	479,038
GSE debentures	5,584,381	5,686,833	6,002,672
Other debentures	45,559	170,828	174,895
GSE commercial MBS	10,683,364	9,514,498	7,745,793
Total available-for-sale securities	16,766,500	15,825,155	14,402,398
Held-to-maturity securities
U.S. government-guaranteed debentures	5,862	7,604	10,774
State housing agency obligations	109,478	135,000	160,000
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	475	1,909
GSE residential MBS	1,036,585	1,253,573	1,655,625
Non-agency residential MBS	54,245	65,627	80,964
GSE commercial MBS	—	—	35,265
Total held-to-maturity mortgage-backed securities	1,090,830	1,319,675	1,773,763
Total held-to-maturity securities	1,206,170	1,462,279	1,944,537
Total securities	23,432,806	19,105,612	16,461,165
Interest-bearing deposits	1,670,249	2,500,317	299
Securities purchased under agreements to resell	4,310,000	6,215,000	6,700,000
Federal funds sold	4,505,000	1,731,000	7,780,000
Total investments	$33,918,055	$29,551,929	$30,941,464

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2019. Maturities are based on the contractual maturities of the securities.

INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Trading securities
U.S. Treasury Notes	$3,005,628	$1,420,310	$106,188	$—	$4,532,126
U.S. Treasury Bills	928,010	—	—	—	928,010
Total trading securities	3,933,638	1,420,310	106,188	—	5,460,136
Available-for-sale securities
U.S. government-guaranteed debentures	20,555	341,516	91,125	—	453,196
GSE debentures	278,450	3,117,705	2,140,058	48,168	5,584,381
Other debentures	—	45,559	—	—	45,559
GSE commercial MBS	—	312,462	9,986,376	384,526	10,683,364
Total available-for-sale securities	299,005	3,817,242	12,217,559	432,694	16,766,500
Held-to-maturity securities
U.S. government-guaranteed debentures	—	5,862	—	—	5,862
State housing agency obligations	—	—	—	109,478	109,478
Mortgage-backed securities
GSE residential MBS	—	413	1,036	1,035,136	1,036,585
Non-agency residential MBS	—	—	—	54,245	54,245
Total held-to-maturity securities	—	6,275	1,036	1,198,859	1,206,170
Total securities	4,232,643	5,243,827	12,324,783	1,631,553	23,432,806
Interest-bearing deposits	1,670,249	—	—	—	1,670,249
Securities purchased under agreements to resell	4,310,000	—	—	—	4,310,000
Federal funds sold	4,505,000	—	—	—	4,505,000
Total investments	$14,717,892	$5,243,827	$12,324,783	$1,631,553	$33,918,055
Weighted average yields
U.S. Treasury Notes	1.97%	1.77%	2.24%	—%	1.91%
U.S. Treasury Bills	1.59	—	—	—	1.59
Yield on trading securities	1.88	1.77	2.24	—	1.86
Available-for-sale securities
U.S. government-guaranteed debentures	1.73	2.40	2.66	—	2.42
GSE debentures	2.47	2.05	2.48	3.04	2.24
Other debentures	—	2.55	—	—	2.55
GSE commercial MBS	—	2.84	2.90	3.12	2.91
Yield on available-for-sale securities	2.42	2.16	2.82	3.11	2.67
Held-to-maturity securities
U.S. government-guaranteed debentures	—	0.63	—	—	0.63
State housing agency obligations	—	—	—	2.50	2.50
Mortgage-backed securities
GSE residential MBS	—	3.51	2.20	2.22	2.22
Non-agency residential MBS	—	—	—	2.31	2.31
Yield on held-to-maturity securities	—	0.82	2.20	2.25	2.24
Yield on total securities	1.92%	2.05%	2.81%	2.48%	2.46%
Other available-for-sale debentures consisted of securities with a fair value of $45,559,000 at December 31, 2019 that were issued by the Private Export Funding Corporation. The U.S. government and GSEs were the only issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2019.

Mortgage Loan Portfolio Analysis
The Bank’s mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2019 were as follows:
COMPOSITION OF LOANS
(in thousands)

	Year ended December 31,
	2019	2018	2017	2016	2015
Real estate mortgages	$4,075,464	$2,185,503	$877,852	$123,961	$55,117
Nonaccrual real estate mortgages	$7,304	$1,410	$689	$276	$387
Real estate mortgages past due 90 days or more and still accruing interest(1)	$80	$156	$98	$130	$202
Interest contractually due during the year on nonaccrual loans	$340
Interest actually received during the year on nonaccrual loans	$163
____________________________________

(1)	Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.
Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2019 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(in thousands)

	2019	2018	2017	2016	2015
Balance, beginning of year	$493	$271	$141	$141	$143
Provision for credit losses	656	222	130	—	—
Chargeoffs	—	—	—	—	(2)
Balance, end of year	$1,149	$493	$271	$141	$141
Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2019.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	62.8%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	13.9
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	18.0
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	3.1
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	2.2
100.0%
Deposits
Time deposits in denominations of $100,000 or more totaled $95.1 million at December 31, 2019. These deposits mature as follows: $73.7 million in three months or less, $11.4 million in over three months through six months and $10.0 million in over six months through 12 months.

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2019, 2018 and 2017 is provided in the following table.
SHORT-TERM BORROWINGS
(dollars in millions)

	December 31,
	2019	2018	2017
Consolidated obligation bonds
Outstanding at year end	$5,219	$10,375	$12,480
Weighted average rate at year end	1.75%	2.28%	1.30%
Daily average outstanding for the year	$5,193	$12,418	$11,080
Weighted average rate for the year	2.23%	1.83%	0.88%
Highest outstanding at any month end	$9,315	$14,070	$13,480
Consolidated obligation discount notes
Outstanding at year end	$34,328	$35,732	$32,511
Weighted average rate at year end	1.57%	2.30%	1.17%
Daily average outstanding for the year	$34,961	$30,278	$26,132
Weighted average rate for the year	2.23%	1.85%	0.89%
Highest outstanding at any month end	$42,175	$39,322	$35,440

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
This process of intermediating the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice has been, as often as practical, to contemporaneously execute interest rate exchange agreements when acquiring longer maturity fixed-rate assets and/or issuing longer maturity fixed-rate liabilities in order to convert the cash flows to LIBOR floating rates. Doing so reduces the Bank’s interest rate risk exposure, which allows it to preserve the value of, and earn more stable returns on, members’ capital investment.
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
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at each month-end during the period from December 2018 through December 2019.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each month-end during the period from December 2018 through December 2019. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2018	$3.781	$3.802	0.56%	$3.562	(5.79)%	$3.810	0.77%	$3.684	(2.57)%

January 2019	3.854	3.885	0.80%	3.612	(6.28)%	3.887	0.86%	3.744	(2.85)%
February 2019	3.952	3.932	(0.51)%	3.776	(4.45)%	3.958	0.15%	3.876	(1.92)%
March 2019	3.757	3.767	0.27%	3.588	(4.50)%	3.783	0.69%	3.675	(2.18)%

April 2019	3.923	3.942	0.48%	3.705	(5.56)%	3.950	0.69%	3.822	(2.57)%
May 2019	3.886	3.958	1.85%	3.697	(4.86)%	3.958	1.85%	3.767	(3.06)%
June 2019	3.838	3.892	1.41%	3.748	(2.34)%	3.905	1.75%	3.734	(2.71)%

July 2019	3.918	3.956	0.97%	3.813	(2.68)%	3.975	1.45%	3.818	(2.55)%
August 2019	3.786	3.881	2.51%	4.140	9.35%	3.871	2.25%	3.689	(2.56)%
September 2019	3.695	3.727	0.87%	3.949	6.87%	3.757	1.68%	3.613	(2.22)%

October 2019	3.691	3.739	1.30%	3.926	6.37%	3.760	1.87%	3.601	(2.44)%
November 2019	3.808	3.797	(0.29)%	3.971	4.28%	3.838	0.79%	3.746	(1.63)%
December 2019	3.817	3.814	(0.08)%	3.792	(0.65)%	3.857	1.05%	3.729	(2.31)%
____________________________________

(1)	In the up 100 and 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each month-end during the period from December 2018 through December 2019.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2018	0.24	(0.36)	(0.12)	(1.81)	(0.11)	0.39	(3.14)	(3.33)

January 2019	0.24	(0.37)	(0.13)	(2.05)	(0.22)	0.18	(3.42)	(3.50)
February 2019	0.28	(0.36)	(0.08)	(1.14)	0.42	0.75	(2.47)	(2.55)
March 2019	0.26	(0.37)	(0.11)	(1.74)	0.09	0.54	(2.44)	(2.16)

April 2019	0.23	(0.36)	(0.13)	(1.98)	—	0.27	(2.98)	(3.07)
May 2019	0.20	(0.38)	(0.18)	(2.89)	(0.65)	0.24	(3.13)	(2.96)
June 2019	0.19	(0.35)	(0.16)	(2.59)	(0.50)	0.68	(2.74)	(2.88)

July 2019	0.19	(0.34)	(0.15)	(2.41)	(0.14)	0.72	(2.68)	(2.94)
August 2019	0.17	(0.32)	(0.15)	(2.49)	(1.57)	0.76	(2.97)	(5.43)
September 2019	0.19	(0.31)	(0.12)	(2.06)	(0.53)	1.47	(2.59)	(6.10)

October 2019	0.19	(0.31)	(0.12)	(2.28)	(0.70)	1.13	(2.71)	(6.42)
November 2019	0.26	(0.34)	(0.08)	(1.23)	0.11	1.42	(2.41)	(4.75)
December 2019	0.23	(0.35)	(0.12)	(2.06)	0.20	1.43	(2.57)	(3.75)
____________________________________

(1)	In the up 100 and 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(2)	In the down 100 and 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
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
The duration of equity measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates. The key rate duration measure represents the expected percentage change in the Bank’s market value of equity for a one percentage point (100 basis point) parallel change in interest rates for a given maturity point on the yield curve, holding all other rates constant. The Bank's key rate duration limit is 5 years, measured as the difference between the maximum and minimum key rate durations calculated for 11 defined individual maturity points on the yield curve. The Bank calculates these metrics monthly and was in compliance with these policy limits at each month-end during the year ended December 31, 2019.
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
As of December 31, 2019, the Bank also held approximately $1.1 billion (par value) of variable-rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 percent and 6.5 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank held as of December 31, 2019 a $500 million (notional balance) stand-alone interest rate cap with a strike rate of 6.5 percent. The notional balance of this cap declines to $250 million in August 2020. The interest rate cap matures in 2021. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
At times when the majority of the Bank’s variable-rate debt is indexed to three-month LIBOR, the Bank’s portfolio of variable-rate CMOs and other assets indexed to one-month LIBOR can present risk to periodic changes in the spread between one-month and three-month LIBOR. When this risk is elevated, the Bank will typically use basis swaps to convert three-month repricing debt to one-month repricing frequency. As of December 31, 2019, the Bank did not have any interest rate basis swaps outstanding.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2019, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2019, 2018 and 2017, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-58.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2019 and 2018.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	Year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income(1)	$464,090	$464,780	$464,846	$411,989	$1,805,705
Net interest income after provision for mortgage loan losses(1)	71,978	62,474	67,912	90,811	293,175
Other income (loss)
Net gains on trading securities	3,227	4,852	2,266	2,515	12,860
Net gains (losses) on derivatives and hedging activities(1)	8,766	12,790	8,328	(5,197)	24,687
Net gains on other assets carried at fair value	913	353	34	664	1,964
Net realized gains on sales of available-for-sale securities	440	140	—	272	852
Letter of credit fees	2,780	2,984	3,244	3,429	12,437
Service fees and other, net	851	1,025	1,028	616	3,520
Other expense	24,065	24,525	23,803	24,572	96,965
AHP assessments	6,494	6,015	5,905	6,858	25,272
Net income	58,396	54,078	53,104	61,680	227,258

	Year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$293,643	$362,516	$430,950	$459,659	$1,546,768
Net interest income after provision for mortgage loan losses	68,093	76,005	80,937	85,431	310,466
Other income (loss)
Net gains (losses) on trading securities	(2,348)	(542)	(1,583)	3,324	(1,149)
Net gains (losses) on derivatives and hedging activities	1,823	(2,347)	(5,573)	(4,159)	(10,256)
Net gains (losses) on other assets carried at fair value	13	202	312	(1,273)	(746)
Realized gains on sales of held-to-maturity securities	—	—	1,065	606	1,671
Letter of credit fees	2,146	2,265	2,440	2,417	9,268
Service fees and other, net	640	847	836	850	3,173
Other expense	23,991	22,169	22,798	22,597	91,555
AHP assessments	4,640	5,427	5,565	6,465	22,097
Net income	41,736	48,834	50,071	58,134	198,775
(1) The Bank adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") on January 1, 2019. In accordance with ASU 2017-12, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Prior to the adoption of ASU 2017-12, the Bank recorded fair value hedge ineffectiveness in other income (loss). Because prior year amounts have not been reclassified to conform to the new presentation requirements, interest income, net interest income after provision for mortgage loan losses and net gains (losses) on derivatives and hedging activities for 2019 are not comparable to 2018. For additional discussion, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations beginning on page 60 of this report.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2019 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 17, 2019, the Director of the Finance Agency designated that, for 2020, the Bank would have nine member directors and eight independent directors. With respect to the director elections that the Bank conducted during calendar year 2019, for terms beginning January 1, 2020, the order designated that one member director would be elected in Texas and three independent directors would be elected.

The term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms for which they have been elected by the Bank's members.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2020, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
Patricia P. Brister, an independent director from Mandeville, Louisiana, passed away on February 3, 2020. Ms. Brister had served as a director of the Bank since 2008 (and as a public interest director since 2017). She had recently been re-elected to serve a four-year term that commenced on January 1, 2020. Including a previous term from 2002 to 2004, Ms. Brister had served as a director of the Bank for 15 years. Effective March 6, 2020, the Bank's Board of Directors elected Felipe A. Rael to fill the independent directorship vacated by Ms. Brister.
The Board of Directors has designated Dianne W. Bolen and Felipe A. Rael as the Bank's public interest directors.
2020 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 25, 2020):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
Joseph F. Quinlan, Jr., Chairman (Member)	72	2008	2020	(a)(b)(c)(d)(e)(f)(g)
Robert M. Rigby, Vice Chairman (Member)	73	2010	2023	(a)(b)(c)(d)(e)(f)(g)
Cheryl D. Alston (Independent)	53	2017	2020	(a)(d)
Dianne W. Bolen (Independent)	71	2012	2022	(e)(f)(g)
Tim H. Carter (Member)	65	2013	2020	(b)(d)
Mary E. Ceverha (Independent)	75	2004	2022	(a)(b)(c)(g)
Albert C. Christman (Member)	68	2014	2021	(a)(d)(g)
James D. Goudge (Member)	66	2014	2021	(a)(e)
W. Wesley Hoskins (Member)	68	2013	2020	(d)(e)
Michael C. Hutsell (Member)	69	2014	2021	(b)(f)
G. Granger MacDonald (Independent)	65	2017	2021	(c)(e)(f)
A. Fred Miller, Jr. (Member)	70	2015	2022	(a)(c)(f)
Sally I. Nelson (Independent)	66	2014	2021	(b)(c)(d)
Felipe A. Rael (Independent)	42	2020	2023	(a)(f)
John P. Salazar (Independent)	77	2010	2023	(d)(e)(g)
Margo S. Scholin (Independent)	69	2007	2023	(b)(d)(g)
Ron G. Wiser (Member)	63	2010	2022	(a)(b)(g)
_______________________________________

(a)	Member of Risk Management Committee

(b)	Member of Audit Committee

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
Cheryl D. Alston serves as Executive Director and Chief Investment Officer of the Employees' Retirement Fund of the City of Dallas ("ERF"), a $3.6 billion pension plan for the city's civilian employees. Ms. Alston has served in that capacity since October 2004 and is responsible for strategy development, finance, operations and investments. Prior to joining ERF, Ms. Alston served as Vice President (from October 2002 to April 2004) and Assistant Vice President (from February 1998 to October 2002) of the Retirement & Investment Services Division of Cigna Corporation. From 1988 to 1998, she served in various financial and management roles for Chase Global Securities. In 2011, Ms. Alston was appointed by President Barack Obama to the Pension Benefit Guaranty Corporation ("PBGC") Advisory Committee. In 2013, she was reappointed to serve a second term on the PBGC Advisory Committee, which term ended in 2016. Ms. Alston currently serves on the board of directors of CHRISTUS Health, a faith-based international health care system. In addition, she serves on the boards of directors of Blue Cross Blue Shield of Kansas City, TIDES, and the Texas Women's Foundation and is a member of both the Dallas Assembly and the International Women's Forum Dallas. On February 26, 2018, Ms. Alston was elected to serve on the board of directors of Globe Life Inc. (formerly known as Torchmark Corporation), a publicly traded financial services holding company specializing in life and supplemental health insurance. Globe Life Inc.'s primary subsidiaries are American Income Life Insurance Company, Liberty National Life Insurance Company, Globe Life And Accident Insurance Company, United American Insurance Company, and Family Heritage Life Insurance Company of America.
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
Mary E. Ceverha, a civic volunteer who resides in Dallas, Texas, has served as a director of the Bank since 2004. Ms. Ceverha is a former director (from 2001 to 2019) and past president (from 2001 to 2003) of Trinity Commons Foundation, Inc. Founded by Ms. Ceverha in 2001, this not-for-profit organization coordinated fundraising and other activities relating to the construction of the Trinity River Project, a public works redevelopment project in Dallas, Texas. Having completed the objectives for which it was established, Trinity Commons Foundation, Inc. wrapped up its affairs in 2019. Previously, Ms. Ceverha served on the steering committee of the President’s Research Council for the University of Texas Southwestern Medical Center, which raises funds for medical research, and as a member of the Greater Dallas Planning Council. Ms. Ceverha is also a former board member and president of Friends of Fair Park, a non-profit citizens group dedicated to the preservation of Fair Park, a national historic landmark in Dallas, Texas, and she is a former Commissioner of the Dallas Housing Authority. From 1995 to 2004, she served on the Texas State Board of Health. Ms. Ceverha currently serves as Chairman of the Compensation and Human Resources Committee of the Bank’s Board of Directors. She previously served as Vice Chairman of the Bank’s Board of Directors from December 2005 to December 2014 and as Acting Vice Chairman of the Bank's Board of Directors from January 2005 to December 2005.
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
James D. Goudge serves as Executive Vice President of Broadway National Bank in San Antonio, Texas and has served in that capacity since April 1, 2019. He joined Broadway National Bank, a member of the Bank, in 1989. Before stepping down in connection with a leadership succession plan, Mr. Goudge served as Chairman of Broadway National Bank from 2001 through March 31, 2019. From 2001 to 2016, he also served as Chief Executive Officer of Broadway National Bank. From 1998 to 2001, Mr. Goudge served as President and Chief Executive Officer. From 1989 to 1998, he served as Executive Vice President in charge of Broadway National Bank's Lending Division. From 2001 through March 31, 2019, Mr. Goudge also served as Chairman and Chief Executive Officer of Broadway Bancshares, Inc., Broadway National Bank's privately held holding company. Mr. Goudge previously served on the ABA's Membership Committee and its Government Relations Committee. He is also a past chairman of the Texas Bankers Association. Mr. Goudge currently serves as Vice Chairman of the Risk Management Committee of the Bank's Board of Directors.
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
Michael C. Hutsell serves as a board member and President of First Security Bank in Searcy, Arkansas. Mr. Hutsell joined First Security Bank, a member of the Bank, in 1989 and has served as a board member and President since March 2006. From January 2002 to March 2006, he served as Executive Vice President and from October 1996 to January 2002, he served as Operations Officer. Mr. Hutsell currently serves on the board of directors of the Sunshine School (a private school for students with developmental disabilities in Searcy, Arkansas). Mr. Hutsell previously served on the boards of directors of Main Street Searcy and the City of Searcy Planning Commission and he is a past chairman of the Searcy Chamber of Commerce and the Searcy Kiwanis Club. Mr. Hutsell currently serves as Vice Chairman of the Bank’s Audit Committee.
G. Granger MacDonald serves as Chairman and Chief Executive Officer of MacDonald Property Management, LLC and MacDonald Companies, Inc., each of which is a privately held company based in Kerrville, Texas. He has served as Chairman and Chief Executive Officer of MacDonald Property Management LLC, a multifamily property management company, since its formation in January 2015 and as Chairman and Chief Executive Officer of MacDonald Companies, Inc. since January 2019 when MacDonald and Associates, Inc. and G.G. MacDonald, Inc. were merged to form MacDonald Companies, Inc. Mr. MacDonald served as Chairman and Chief Executive Officer of MacDonald and Associates, Inc., a developer of both affordable and market rate rental apartment projects, since its formation in 1998 and he served as Chairman and Chief Executive Officer of G.G. MacDonald, Inc., a multifamily construction company, since its formation in 1990. The services previously offered by MacDonald and Associates, Inc. and G.G. MacDonald, Inc. are now offered by MacDonald Companies, Inc. Since August 2019, he has served on the board of directors of Habitat for Humanity Kerr County. Mr. MacDonald is a past chairman of the board of the National Association of Home Builders, a past president of the Texas Association of Builders, and a past president and founding member of the Texas Affiliation of Affordable Housing Providers. He currently serves as Vice Chairman of the Compensation and Human Resources Committee of the Bank's Board of Directors.
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
Felipe A. Rael serves as Executive Director of the Greater Albuquerque Housing Partnership ("GAHP"), a non-profit affordable housing developer of multifamily rental and owner-occupied homes for first-time homebuyers. He has served as Executive Director of GAHP since December 2014. Prior to joining GAHP, Mr. Rael served as Director of Housing Development for the New Mexico Mortgage Finance Authority from February 2009 to December 2014. From 2001 to 2008, Mr. Rael served in various positions in the mortgage finance industry. Until his election to the Bank's Board of Directors, Mr. Rael had served as a member of the Bank's affordable housing Advisory Council since January 2016 and as the Advisory Council's vice chair since January 2019.
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
Ms. Alston was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2017. Ms. Alston brings to the Board extensive experience in the areas of investment management, finance and corporate governance. Since 2004, she has served as the Executive Director and Chief Investment Officer of the Employees' Retirement Fund of the City of Dallas, where she provides leadership for the fund's staff in implementing the programs necessary to achieve the mission, goals and objectives established by the fund's board of trustees. Altogether, Ms. Alston brings to the Board over 30 years of experience in the financial services industry. From 2011 to 2016, Ms. Alston served on the Advisory Committee for the PBGC. Currently, she serves on the boards of directors of CHRISTUS Health and Blue Cross Blue Shield of Kansas City.
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
Mr. MacDonald was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2018. He has served on the Bank’s Board of Directors since June 27, 2017, when he was elected by the Bank's Board of Directors to fufill the unexpired term of an independent director. Mr. MacDonald brings to the Board extensive knowledge of affordable housing and government relations. He leads two companies that specialize in the construction and management of multifamily housing. Mr. MacDonald is a past chairman of the board of the National Association of Home Builders, a past president of the Texas Association of Builders, and a past president and founding member of the Texas Affiliation of Affordable Housing Providers. Since August 2019, he has served on the board of directors of Habitat for Humanity Kerr County.
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
Mr. Rael was elected by the Bank’s Board of Directors to fulfill the unexpired term of an independent director effective March 6, 2020. With over 18 years of experience in the mortgage finance industry, Mr. Rael brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and mortgage finance. Since December 2014, he has served as Executive Director of the Greater Albuquerque Housing Partnership. From 2009 to 2014, he served as Director of Housing Development for the New Mexico Mortgage Finance Authority. From January 2016 until his election to the Bank's Board of Directors, Mr. Rael served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Mr. Rael served as vice chair of the Bank's affordable housing Advisory Council from January 2019 until his election to the Bank's Board of Directors.

Mr. Salazar was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2020. He has served on the Bank's Board of Directors since January 1, 2010. As an attorney with Rodey, Dickason, Sloan, Akin and Robb, P.A. for over 50 years, he brings extensive legal experience to the Board. Mr. Salazar specializes in real estate related matters, including land use and development law, and has represented single-family residential and multifamily housing developers and builders. Currently, he serves as a member of the Advisory Council of the Inter-American Foundation. Mr. Salazar is also a member of the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. He has previously served in leadership positions on the boards of these and other non-profit organizations that promote economic development, housing availability and/or housing finance.
Ms. Scholin was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2020. She has served on the Bank’s Board of Directors since April 10, 2007. As a lawyer with Baker Botts L.L.P. for over 25 years, she brings a wealth of legal experience to the Board. Prior to her retirement in December 2010, Ms. Scholin specialized in general corporate, corporate finance and securities law (including securities law reporting) and she has extensive knowledge of regulatory issues. In addition, Ms. Scholin brings to the Board expertise in corporate governance and compliance matters.
Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 25, 2020). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	51	President and Chief Executive Officer	2014
Brehan Chapman	43	Executive Vice President and Chief Administrative Officer	2009
Sandra Damholt	67	Senior Vice President and General Counsel	2010
Kelly Davis	52	Senior Vice President and Chief Risk Officer	2015
Tom Lewis	57	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	53	Executive Vice President and Chief Business Officer	2014
Gustavo Molina	47	Senior Vice President and Chief Banking Operations Officer	2009
Jibo Pan	47	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	46	Senior Vice President and Chief Information Officer	2015
Michael Zheng	50	Senior Vice President and Chief Credit Officer	2015
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
Kalyan Madhavan serves as Executive Vice President and Chief Business Officer of the Bank. He joined the Bank in August 2014 as Executive Vice President and Group Head, Members and Markets, a position he held until his appointment as Chief Business Officer in January 2020. While serving as Group Head, Members and Markets, Mr. Madhavan had overall responsibility for the Bank's treasury operations, member sales and community investment. With his appointment as Chief Business Officer, his areas of responsibility were expanded to include corporate strategy and oversight of the Bank's mortgage loan acquisition program. From April to November 2015, he also served as Interim Chief Information Officer. Prior to joining the Bank, Mr. Madhavan served as Senior Vice President and Co-Head, Members and Markets for the Chicago Bank, where he was responsible for asset acquisitions, funding, liquidity management, and marketing strategy. He joined the Chicago Bank in 2005 as a portfolio manager and was promoted to Assistant Vice President in 2006 and to Vice President in 2007. In 2008, he was appointed as Treasurer. In 2009, Mr. Madhavan was promoted to Senior Vice President and in 2011 his responsibilities were expanded to include member strategy and solutions. He served as Senior Vice President, Treasurer and Head of Member Strategy and Solutions from March 2012 until his appointment as Co-Head, Members and Markets in May 2014. Prior to joining the Chicago Bank, Mr. Madhavan served in various financial and operations management roles for 11 years in the credit card, airline and manufacturing industries.
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

Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable us to achieve our short- and long-term strategic business objectives. Historically, we have attempted to accomplish this goal as it relates to our executive officers through a mix of base salary, short- and long-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 108.
For 2019, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Chief Business Officer; Jibo Pan, our Executive Vice President and Head of Capital Markets; and Paul Joiner, our Executive Vice President and Chief Strategy Officer. After more than 36 years with us, Mr. Joiner retired at the end of 2019.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation opportunities that are consistent with each executive’s responsibilities and individual performance and with our overall business results. For 2019, the Committee and Board of Directors defined the competitive market for our executives as: (1) the other Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”); (2) commercial banks with $20 billion or more in assets (including, to the extent data is available, the Federal Reserve Banks but excluding global investment banks); and (3) public proxy peers with assets between $10 billion and $20 billion. In addition to the other FHLBanks, we believe that the other institutions included in our peer group present a breadth and level of complexity of operations that are generally comparable to our own.
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
The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program or VPP. The VPP provides all regular, full-time employees, including our executive officers in years prior to 2017, with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the VPP for the next year and the performance goals that will be applicable for that year under the Corporate plan (including the addendums for our Capital Markets and Member Sales Departments) and the plan for our Internal Audit Department. The VPP plan goals for our Internal Audit Department are approved by our Audit Committee before Internal Audit's VPP plan is considered by the Committee. Through 2016, all of our named executive officers participated in the Corporate plan and their participation in such plan was unaffected by the addendum thereto.
The Board of Directors also had responsibility for approving our long-term incentive compensation plans, which we referred to as our LTIPs. The LTIPs provided our executive officers (at the time their participation was approved by our Board of Directors) and a limited number of other employees who had from time to time been designated by our Board of Directors with the opportunity to earn long-term incentive awards over successive three-year performance periods that commenced annually. The Committee was responsible for recommending annually to the Board of Directors the approval of the LTIP for the next three-year plan cycle and the performance goals applicable to that plan’s three-year performance period. On December 3, 2015, the Board of Directors, acting upon a recommendation from the Committee, approved what ultimately became our final LTIP (the 2016 LTIP), subject to the Finance Agency's review. On January 21, 2016, the Finance Agency informed us that it did not object to the 2016 LTIP. The 2016 LTIP covered the period from January 1, 2016 through December 31, 2018.
Further, the Board of Directors is responsible for approving our executive incentive plan known as the EIP, which applied initially for the 2017 plan year. As more fully described below in the section entitled "Elements of Executive Compensation," the EIP provides cash-based award opportunities to officers of the Bank who are voting members of our Executive Management Committee ("EMC"), which include, among other executive officers, each of our named executive officers. The EIP replaced the VPP for 2017 and succeeding years and it replaced the LTIPs beginning in 2019. The Committee is responsible for recommending annually to the Board of Directors the approval of the EIP for the next year and the performance goals that will be applicable for that year, which goals were (in the case of the 2017, 2018 and 2019 EIPs) and are expected to be (in 2020 and future years) substantially the same as the goals for the Corporate VPP.
Acting upon recommendations from the Committee, the Board of Directors is also responsible for approving any proposed revisions to our defined benefit and defined contribution plans, our deferred compensation plans, our Reduction in Workforce Policy and any other benefit plan as the Committee or Board of Directors deems appropriate.
The Finance Agency requires us to provide advance notice of pending actions to be taken by the Committee or our Board of Directors with respect to any aspect of the compensation of one or more of our named executive officers. As part of the notification process, we are required to provide the proposed compensation actions and any supporting materials, including studies of comparable compensation. Our proposed 2020 compensation actions with respect to Messrs. Bhasin, Lewis, Madhavan and Pan are pending review by the Finance Agency.
Use of Compensation Consultants and Surveys
Annually, we typically engage an independent compensation consultant to help ensure that our executive compensation program is both competitive and targeted at or above market-median compensation levels.
In August 2018 (for compensation to be paid in 2019), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our executive officers. The competitive market pay study involved an analysis of total direct compensation for benchmark jobs at a total of 142 institutions, including the other FHLBanks; the value of retirement plans and other benefits were not considered as part of the study. To account for differences in the size and scope of the benchmark jobs included in the study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was judgmentally selected for each of those jobs to develop a market composite benchmark for each of the positions held by our named executive officers. In the case of the public proxy peers, the 25th percentile was used for all of the comparable positions at those institutions. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range.
Elements of Executive Compensation
We have historically relied upon a mix of base salary, short- and long-term incentive compensation, and benefits to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
As further described below, we instituted a framework to transition away from long-term incentives beginning in 2017 and ending in 2019. Prior to these changes, which become fully effective in 2020, and excluding the incentives that could be earned in 2017, our executive officers derived 50 percent of their annual incentive opportunity from a short-term (one year) award and 50 percent of their annual incentive opportunity from a long-term (three year) award.
Our executives' 2017 short- and long-term incentive opportunities were derived from the 2017 EIP and 2015 LTIP and the combination of these opportunities were higher than in any year prior to or after 2017. In connection with the approval of the 2015 LTIP in December 2014, the Board of Directors increased the incentives that could be earned by our executives in 2017 and modified the formula (as described below) that would be used to compute awards under the 2015 LTIP and the 2017 VPP, which was subsequently replaced with the 2017 EIP, as discussed in the next paragraph. These changes applied only to the 2015 LTIP (and the total incentives that could be earned in 2017) and reflected the significant amount of effort that would be required to achieve the growth objectives for our advances, letters of credit and earnings that were set forth in the 2015 LTIP. Under the 2015 LTIP, our named executive officers were eligible to earn LTIP incentives of up to 150 percent of their average base salary during the period from January 1, 2015 through December 31, 2017 if the stretch objective was achieved for each of the 2015 LTIP's performance goals. The potential award payments could be 50 percent of salary (if the threshold objective was achieved for each of the performance goals) or 100 percent of salary (if the target objective was achieved for each of the performance goals).

In late 2016, the Finance Agency sought to have us eliminate our two-plan structure for our named executive officers in favor of one annual incentive compensation plan with a deferral component. In response to this request, we engaged McLagan to provide insight and analysis as we considered the framework for a new incentive compensation plan for our executive officers. On December 8, 2016, the Board of Directors, acting upon a recommendation from the Committee, approved our Omnibus Incentive Plan (the "2017 Executive Incentive Plan" or "2017 EIP"), subject to the review of the Finance Agency. On December 20, 2016, the Finance Agency informed us that it did not object to the 2017 EIP. The 2017 EIP was effective as of January 1, 2017. The 2017 EIP provided for an annual award, 50 percent of which could be fully earned in 2017. The other 50 percent of the annual award (the deferred portion) does not become earned and vested until December 31, 2020 and then only if certain conditions are met. As more fully described in the "Long-Term Incentive Compensation" section beginning on page 102, the 2017 EIP also included a transitional component (known as the Gap Year Award) that was designed to address a gap in our executive officers' annual incentive compensation opportunities in 2019 that would not otherwise have existed if we had continued to offer both the VPP and the LTIP to our executive officers. Further, the 2017 EIP included another transitional component for 2017 that was designed to operate in conjunction with the 2015 LTIP. Given the achievement levels for the 2017 EIP and 2015 LTIP, this component (known as the Make-Whole Award) ultimately had no effect on the executives' 2017 incentive compensation.
Under the 2017 EIP, our President and Chief Executive Officer and other named executive officers were eligible to earn incentives in 2017 of up to 60 percent and 43.75 percent, respectively, of their base salaries in 2017 in addition to the incentives that could be earned under the 2015 LTIP. Unlike previous LTIPs (and our 2016 LTIP discussed below), a weighting factor was not applied to the 2015 LTIP nor was a weighting factor applied to the incentives that could be earned in 2017 under the 2017 EIP. However, under no circumstances could a participating executive officer earn more than 1.5 times his or her 2017 base salary when the 2017 EIP and 2015 LTIP incentive awards were combined for 2017. Based on the results for the 2017 EIP and the 2015 LTIP, each of our named executive officers earned 1.5 times his 2017 salary.
On December 7, 2017, the Board of Directors, acting upon a recommendation from the Committee, approved our 2018 EIP, subject to the review of the Finance Agency. On January 4, 2018, the Finance Agency informed us that it did not object to the 2018 EIP. The 2018 EIP was effective as of January 1, 2018. Like the 2017 EIP, the 2018 EIP provided for an annual award, 50 percent of which could be fully earned in 2018 and 50 percent of which can be fully earned in 2021. The other 50 percent of our executives' 2018 incentive opportunity was derived from the 2016 LTIP.
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
The maximum award percentages for our named executive officers are reviewed and approved annually by the Committee and Board of Directors. Excluding the incentive opportunities that were available to our named executive officers in 2017 (which, for that one year, were above the competitive market median for each of our named executive officers), our annual target award opportunities had historically been below the competitive market median for each of our named executive officers, which led the Committee and Board of Directors, in late 2016, to increase the executives' future incentive opportunities beginning in 2018. In establishing the higher award percentages, the Committee and Board of Directors took into consideration the incentive opportunities that are available to similarly situated executives at the other FHLBanks. Based on this information, the Committee and Board of Directors set the threshold and target award percentages at the comparable median of the other FHLBanks and the maximum award percentages slightly below the comparable median of the other FHLBanks.
On December 6, 2018, the Board of Directors, acting upon a recommendation from the Committee, approved our 2019 EIP, subject to the review of the Finance Agency. On December 20, 2018, the Finance Agency informed us that it did not object to the 2019 EIP. The 2019 EIP was effective as of January 1, 2019. Like the 2017 and 2018 EIPs (and as more fully described in the "Short-Term Incentive Compensation" section beginning on page 99 and the "Grants of Plan-Based Awards" section beginning on page 109), the 2019 EIP provided for an annual award, 50 percent of which could be fully earned in 2019 and 50 percent of which can be fully earned in 2022. The other 50 percent of our executives' 2019 incentive opportunity was derived from the 2017 EIP Gap Year Award. The threshold, target and maximum award percentages in the 2019 EIP were the same as those in the 2018 EIP.

In 2020 and years thereafter, it is anticipated that our executive officers' incentive opportunities will be derived solely from EIPs, with 50 percent derived from a current award and 50 percent derived from a deferred award from an earlier EIP. For example, our executive officers are expected to derive 50 percent of their 2020 incentive opportunity from a current award provided by a 2020 executive incentive plan similar to the 2017, 2018 and 2019 EIPs and the other 50 percent from the deferred award under the 2017 EIP.
The Committee regularly considers the nature of our compensation program, including the various compensation elements that comprise our overall compensation program for executive officers.
Base Salary
Base salary is one of the two key components of our compensation program (the other is the incentive opportunities that we offer to our executive officers). We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in the fourth quarter for all of our officers and at other times as circumstances warrant. For our executive officers, we target base salary compensation at or above the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances subject in all cases to review by the Finance Agency. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, the position’s scope of duties and responsibilities within our organizational structure and hierarchy, and how these factors compare to other similar positions within our defined competitive market.
In setting Mr. Bhasin’s base salary for 2019, the Committee and Board of Directors took into consideration the results of a competitive market pay study which was conducted by McLagan in the latter part of 2018 (the “2018 Pay Study”). The results of the 2018 Pay Study showed that Mr. Bhasin’s base salary and targeted incentive opportunities were within the competitive market range for his position, but near the lower bound of that range. Based on this information, his strong individual performance and our outstanding business results in 2018, the Committee and Board of Directors gave Mr. Bhasin an above standard merit increase of 3.6 percent. The Committee and Board of Directors had given Mr. Bhasin above standard merit increases of 10.4 percent for 2017 and 13.8 percent for 2018 based on the results of similar studies that McLagan had conducted for us which showed that his base salary and targeted incentives lagged the competitive range for his position.
In setting the base salaries of our other named executive officers for 2019, the Committee took into consideration the results of the 2018 Pay Study, which showed that each of these executive’s total direct compensation was below the median market composite compensation for his position. Three of the positions were within the competitive market range, while one position (our Head of Capital Markets) was just outside the competitive market range. Based on this information and Mr. Bhasin’s subjective assessments of various other factors, he recommended, and the Committee approved, above standard merit increases of 4.5 percent for Mr. Pan and 3.5 percent for Mr. Madhavan and standard merit increases of 3.0 percent for Messrs. Lewis and Joiner.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 108.
Short-Term Incentive Compensation
The 2019 EIP provides cash-based award opportunities to all of our executive officers by means of an annual award ("Annual Award"). The Annual Award was based on the achievement of short-term performance goals for the period from January 1, 2019 through December 31, 2019 (the "2019 Performance Goals") and, for 50 percent of that award, the satisfaction of safety and soundness goals for the period from January 1, 2020 through December 31, 2022.
The 2019 Performance Goals that were used to calculate the Annual Award were established by the Board of Directors and fell into the following broad categories: (a) business activity and financial execution goals (which included, among other objectives, an earnings objective); (b) diversity and inclusion initiatives; (c) learning initiatives; (d) execution objectives; and (e) operational excellence, which was structured as one goal comprising 12 projects. Within each category other than operational excellence, there were multiple goals and each goal (including the operational excellence goal) was assigned a specific percentage weight. For 2019 Performance Goals comprising 65.25 percent of the executives’ 2019 Annual Award opportunity, each goal was assigned a threshold, target and stretch objective. For 2019 Performance Goals comprising 22.75 percent of the executives’ 2019 Annual Award opportunity, each goal was assigned only a target and stretch objective. The remaining 12 percent of the executives’ 2019 Annual Award opportunity was based upon performance goals for which achievement was assessed on a pass/fail basis.
For our President and Chief Executive Officer, the incentive factor for each 2019 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in the case of a pass/fail objective, the objective was not met), 50 percent (if results were equal to the threshold objective for those 2019 Performance Goals that had a threshold objective), 75 percent (if results were equal to the target objective) or 95 percent (if results were equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective was met). For our other named executive officers, the incentive factor for each 2019 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in the case of a pass/fail objective, the objective was not met), 30 percent (if results were equal to the threshold objective for those 2019 Performance Goals that had a threshold objective), 50 percent (if results were equal to the target objective) or 65 percent (if results were equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective was met).
Achievement levels between threshold and target and between target and stretch for each 2019 Performance Goal that had those achievement levels were interpolated in a manner as determined by the Committee. The results for each 2019 Performance Goal were multiplied by the assigned percentage weight to determine its contribution to the overall 2019 EIP short-term goal percentage for each of our named executive officers. For example, if the stretch objective was achieved for a goal with a percentage weight of 22.75 percent, then the contribution of that goal to the President and Chief Executive Officer’s overall short-term goal percentage was 21.6125 percent (22.75 percent x 95 percent). For the other named executive officers, the contribution of that same goal to their overall short-term goal percentage was 14.7875 percent (22.75 percent x 65 percent). The percentages derived from this calculation for each 2019 Performance Goal were added together to derive each executive’s overall short-term goal percentage for the 2019 EIP, which percentage was then multiplied by the executive’s 2019 base salary to determine his final Annual Award.
Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives for our short-term plans such that the relative difficulty of achieving each level is consistent from year to year.
For 2019, the Board of Directors established 18 separate performance goals, each of which had a specific percentage weight ranging from 0.25 percent to 22.75 percent. As further set forth in the table below, the goals relating to our business activity and financial execution objectives, diversity and inclusion initiatives, learning initiatives, execution objectives and operational excellence comprised 65 percent, 5 percent, 5 percent, 7 percent and 18 percent, respectively, of our overall 2019 Performance Goals.
As more fully discussed in the section entitled “Grants of Plan-Based Awards” beginning on page 109, the Board of Directors could, among other things, adjust the 2019 Performance Goals to ensure the purposes of the 2019 EIP were served. In addition, the Board of Directors, in its discretion, could consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. No adjustments were made to the 2019 Performance Goals.
Our earnings objective for purposes of the 2019 EIP (and, as discussed later, our 2017 EIP Gap Year Award) was based upon a measure of our net income that excluded (1) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains or losses associated with the sale of our previously hedged investment securities), (2) net prepayment fees on advances, (3) other-than-temporary impairment charges on our private-label mortgage-backed securities, if any (and any subsequent recoveries of those charges) and (4) interest expense on mandatorily redeemable capital stock. In addition, so as not to exclude the costs associated with our interest rate caps, we included proforma amortization of the premiums paid for such caps. Further, for similar reasons, we included the actual losses (i.e., principal shortfalls) incurred on our private-label mortgage-backed securities.

2019 EIP Objectives
(dollars in millions)

						Contribution to Mr. Bhasin's Overall Goal Percentage	Contribution to Other Executives' Overall Goal Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
Business Activity and Financial Execution
1. Earnings (Adjusted Net Income)	22.750%	$185	$200	$209	$214.9	21.6125%	14.7875%
2. Average month-end Advances Outstanding in 2019	19.500%	$38,000	$40,500	$41,000	$37,808	—%	—%
3. Average Outstanding Letters of Credit in 2019	3.250%	$13,000	$15,000	$17,000	$19,665	3.0875%	2.1125%
4. Annual Advances Growth to Members under CFI Asset Cap (12/31/19 balance vs. 12/31/18 balance for 2019 CFIs)	3.250%	1%	3%	4%	(13.2)%	—%	—%
5. AMA Acquisitions in 2019	9.750%	$1,000	$1,100	$1,250	$2,386	9.2625%	6.3375%
6. Small Business Boost Disbursements in 2019	3.250%	$1	$1.5	$2	$3	3.0875%	2.1125%
7. Complete internal preparations to launch new AMA product	3.250%		Pass/Fail		Pass	3.0875%	2.1125%
	65.000%					40.1375%	27.4625%
Diversity and Inclusion Initiatives
1. Conduct All Employee Training	1.250%		Pass/Fail		Pass	1.1875%	0.8125%
2. Host Diverse Businesses at the Bank Quarterly	1.250%		Pass/Fail		Pass	1.1875%	0.8125%
3. Develop Searchable Diverse Vendor Database	2.500%		Pass/Fail		Pass	2.3750%	1.6250%
	5.000%					4.7500%	3.2500%
Learning Initiatives
1. External: (1) conduct regional workshops, (2) conduct community investment workshops, and (3) conduct member webinars	1.500%	N/A	2 of 3	3 of 3	3 of 3	1.4250%	0.9750%
2. Internal: (1) implement mentoring program, (2) develop and implement Power BI training program, (3) implement behavioral/values-based hiring, and (4) implement Phase 1 HR dashboards	2.000%	N/A	3 of 4	4 of 4	4 of 4	1.9000%	1.3000%
3. Individual:
(a) Conduct subject matter expert employee-led sessions	0.250%	N/A	50	70	92	0.2375%	0.1625%
(b) Conduct mandatory bank-wide OKR training	0.250%		Pass/Fail		Pass	0.2375%	0.1625%
4. Corporate: (1) participate in a large community project and (2) implement Phase 2 of Corporate Social Responsibility Program	1.000%	N/A	1 of 2	2 of 2	2 of 2	0.9500%	0.6500%
	5.000%					4.7500%	3.2500%
Execution Objectives
1. EDW availability at threshold time	3.500%	85%	90%	95%	96.4%	3.3250%	2.2750%
2. Complete SOFR plan and associated 2019 action items	3.500%		Pass/Fail		Pass	3.3250%	2.2750%
	7.000%					6.6500%	4.5500%

Operational Excellence	18.000%	N/A	10 of 12	12 of 12	12 of 12	17.1000%	11.7000%
Implement AMA Accounting Solution					Completed
Implement Collateral Decustomization Phase 2					Completed
Implement LOC Replacement					Completed
Develop Wire System Roadmap					Completed
Complete Capital Stock Phase 1					Completed
Implement EDW in the Cloud					Completed
Develop a New Website for AHP Online					Completed
Migrate to Windows 10					Completed
Upgrade Budget Module					Completed
Move Data Center					Completed
Implement OKR System					Completed
Implement Automated Swap Collateral System					Completed
Overall 2019 EIP Goal Percentage						73.3875%	50.2125%

As shown in the table above, we achieved the stretch objective for 10 of the 12 performance goals that had either threshold, target and stretch objectives or target and stretch objectives only. For each of the other 2 goals in these categories, we did not achieve the threshold level of performance. In addition, we passed the six goals that had a pass/fail objective. These results produced an overall achievement rate for Mr. Bhasin and the other named executive officers of 77.25 percent (73.3875 percent divided by a maximum of 95 percent and 50.2125 percent divided by a maximum of 65 percent, respectively). In comparison, Mr. Bhasin's overall achievement rate under the 2018 EIP was 97.20 percent, while the other named executive officers' overall achievement rate was 96.92 percent. The overall achievement rate for the 2017 EIP Annual Award was 100 percent for all of our named executive officers. The results for 2017 represented the only time we have attained the highest possible achievement level for one of our short-term incentive plans.
Because each named executive officer received at least a "Meets Expectations" performance rating for 2019, 50 percent of the executive’s final Annual Award under the 2019 EIP (the "2019 Current Award") became earned and vested on December 31, 2019 and was payable no later than March 15, 2020. The remaining 50 percent of the executive’s final Annual Award under the 2019 EIP (the "2019 Deferred Award") will become earned and vested on December 31, 2022 if the conditions described in the Grants of Plan-Based Awards section are satisfied.
The possible Annual Awards that could be earned by our named executive officers for 2019 are presented in the Grants of Plan-Based Awards section. The calculation of the Annual Awards earned by our named executive officers in 2019 is shown in the table below. The 2019 Current Awards are included in the Summary Compensation Table on page 108 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Base Salary as of January 1, 2019 ($)	2019 EIP Goal Percentage	2019 EIP Annual Award ($)	2019 EIP Current Award ($)	2019 EIP Deferred Award ($)
Sanjay Bhasin	855,000	73.3875%	627,463	313,732	313,731
Tom Lewis	373,251	50.2125%	187,419	93,710	93,709
Kalyan Madhavan	521,679	50.2125%	261,948	130,974	130,974
Jibo Pan	411,319	50.2125%	206,534	103,267	103,267
Paul Joiner	362,471	50.2125%	182,006	91,003	91,003
Long-Term Incentive Compensation
Based on our decision to no longer offer LTIPs to our executive officers coupled with our decision to offer annual EIPs, each of which requires a 50 percent deferral over a 3-year period, our executives' incentive opportunities for 2019 would have been reduced by 50 percent in the absence of some type of transitional component. To address this gap in the executives' incentive opportunity for 2019, the Board of Directors determined it was appropriate to grant in 2017 a one-time special Gap Year Award to our executive officers. The Gap Year Award (provided by the 2017 EIP) was based on the achievement of long-term performance goals for the period from January 1, 2017 through December 31, 2019 (the "2017-2019 Performance Goals"). The other 50 percent of the executives' 2019 incentive opportunity was derived from the 2019 EIP Current Award discussed above.
The 2017-2019 Performance Goals were established by the Board of Directors and were based upon growth objectives relating to our advances, mortgage loans held for portfolio (AMA) and retained earnings as well as factors relating to our market value of equity, internal controls and Finance Agency examination findings.
Each of the 2017-2019 Performance Goals was assigned a percentage weight of either 15 or 20 percent together with a threshold, target and stretch objective. For our President and Chief Executive Officer, the incentive factor for each 2017-2019 Performance Goal could have been 0 percent (if the threshold objective was not met), 50 percent (if results were equal to the threshold objective), 75 percent (if results were equal to the target objective) or 95 percent (if results were equal to or greater than the stretch objective). For our other executive officers, the incentive factor for each 2017-2019 Performance Goal could have been 0 percent (if the threshold objective was not met), 30 percent (if results were equal to the threshold objective), 50 percent (if results were equal to the target objective) or 65 percent (if results were equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2017-2019 Performance Goal were interpolated in a manner as determined by the Committee. The results for each 2017-2019 Performance Goal were multiplied by the assigned percentage weight (either 15 percent or 20 percent) to determine its contribution to the overall Gap Year Award percentage. For example, if the stretch objective was achieved for one of the goals with an assigned percentage of 20 percent, then the contribution of that goal to the President and Chief Executive Officer's overall Gap Year Award percentage would have been 19 percent (20 percent x 95 percent). For the other named executive officers, the contribution of that same goal to their overall Gap Year Award percentage would have been 13 percent (20 percent x 65 percent). The percentages derived from this calculation for each 2017-2019 Performance Goal were added together to derive each executive's overall goal percentage for the Gap Year Award, which percentage was then multiplied by the executive's average base salary during the 2017-2019 performance period. The result of this calculation was then multiplied by 50 percent to determine the executive's final Gap Year Award.

The Gap Year Awards became earned and vested on December 31, 2019 only if (i) the 2017-2019 Performance Goals were met, (ii) the executive received at least a "Meets Expectations" performance rating for 2019, and (iii) the executive was actively employed on December 31, 2019. The Gap Year Awards were payable no later than March 15, 2020.
The 2017-2019 Performance Goals for the Gap Year Award are shown in the table below.

2017 EIP Gap Year Award Objectives
(dollars in millions)

						Contribution to Mr. Bhasin's Overall Goal Percentage	Contribution to Other Executives' Overall Goal Percentage
	Percentage Weight	Objective
		Threshold	Target	Stretch	Results
1. Advances Outstanding at 12/31/2019	20%	$32,000	$36,000	$40,000	$36,944	15.94%	10.71%

2. AMA Outstanding at 12/31/2019	15%	$750	$1,500	$2,250	$3,994	14.25%	9.75%

3. Cumulative Contribution from Adjusted Net Income to Retained Earnings	20%	$160	$185	$210	$391	19.00%	13.00%

4. Maintain an Average Ratio of our Market Value of Equity (MVE) > a specified percentage of our Book Value of Equity (BVE) for all month-end reporting periods during the 2017-2019 Performance Period	15%	Average MVE > 100% of BVE	Average MVE > 102% of BVE	Average MVE > 104% of BVE	101.28%	9.90%	6.42%

5. Maintain the Integrity of our System of Internal Controls

Minimize the number and severity of internal control deficiencies during the 2017-2019 Performance Period	15%	No material weaknesses	No material weaknesses and no more than 3 significant deficiencies	No material weaknesses and no more than 1 significant deficiency	No material weaknesses or significant deficiencies	14.25%	9.75%

6. Timely Remediation of Finance Agency Examination Findings (1)

Adequately remediate Finance Agency examination findings for each year during the 2017-2019 Performance Period within the time periods specified in management's responses (2)	15%	Remediate 80% of exam findings rated "weakness" or more severe in specified time	Remediate 100% of exam findings rated "weakness" or more severe in specified time	In addition to meeting the Target Objective, remediate lower rated exam findings as identified in the remediation plan	95.24% of exam findings rated "weakness" or more severe during the Performance Period were remediated within the time period specified by management	10.36%	6.79%

Overall 2017 EIP Gap Year Goal Percentage						83.70%	56.42%
_________________________________
(1) Applied to findings from the 2016, 2017 and 2018 exams, excluding findings related to Internal Audit.
(2) The Board of Directors had discretion to determine the percentage achievement for the exam finding remediation objective based on management and Internal Audit reports, subsequent examination reports, and any additional feedback received from the Finance Agency prior to approval of the final awards.
As shown above, we achieved the stretch objective for three of our six 2017-2019 Performance Goals. For each of the other three goals, we achieved a level of performance between either the threshold and target objectives or the target and stretch objectives and, accordingly, the achievement levels for these goals were interpolated. These results produced an overall achievement rate for Mr. Bhasin and the other named executive officers of 88.11 percent (83.70 percent divided by a maximum of 95 percent) and 86.80 percent (56.42 percent divided by a maximum of 65 percent), respectively. In comparison, the overall achievement rate under the 2016 LTIP was 88.83 percent for Mr. Bhasin and 87.56 percent for our other named executive officers. The overall achievement rate under the 2015 LTIP was 100 percent for all of our named executive officers. The results for the 2015 LTIP represented the only time we have attained the highest possible achievement level for incentives earned over a three-year period.
The calculation of the 2017 EIP Gap Year Awards earned by our named executive officers is shown in the table below and such awards are included in the Summary Compensation Table on page 108 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Average Base Salary 2017-2019 ($)	2017 EIP Gap Year Goal Percentage	2017 EIP Gap Year Weighting Factor	2017 EIP Gap Year Award ($)
Sanjay Bhasin	801,667	83.70%	50%	335,498
Tom Lewis	361,358	56.42%	50%	101,939
Kalyan Madhavan	501,159	56.42%	50%	141,377
Jibo Pan	390,927	56.42%	50%	110,281
Paul Joiner	350,921	56.42%	50%	98,995
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra Defined Benefit Plan for Financial Institutions, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra Defined Benefit Plan for Financial Institutions such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2019, the maximum compensation limit was $280,000 and the maximum annual benefit limit was $225,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 111-114 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the FHLBank of Dallas 401(k) Retirement Plan ("FHLB Dallas DC Plan"), a tax-qualified defined contribution plan that we established effective December 1, 2018. Prior to December 1, 2018, our eligible employees had the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions ("Pentegra DC Plan"), a tax-qualified multiemployer defined contribution plan. For our active employees, the FHLB Dallas DC Plan replaced the Pentegra DC Plan on and after December 1, 2018. Because these are qualified plans, they are subject to the maximum compensation limit set by the Internal Revenue Code, which for 2019 was $280,000 per year. In addition, the combined calendar year contributions to a qualified defined contribution plan (and any successor plan in the same year) from both us and the employee are limited by the Internal Revenue Code. For 2019, combined contributions from both us and the employee to the FHLB Dallas DC Plan and the Pentegra DC Plan could not exceed $56,000. The FHLB Dallas DC Plan includes (and the Pentegra DC Plan included) a pre-

tax 401(k) option along with an opportunity to make contributions on an after-tax basis. The limitation on combined contributions applies to an employee's pre-tax and after-tax contributions and any matching contributions we make on his or her behalf. The limitation on an employee's pre-tax contributions was $19,000 for 2019. Employees who were age 50 or older could elect in 2019 to make additional pre-tax contributions (commonly known as catch-up contributions) of up to $6,000. Catch-up contributions are not taken into account in applying the combined contribution limit.
Subject to the limits prescribed by the Internal Revenue Code, employees could (in 2017 and most of 2018) contribute up to 65 percent of their monthly base salary on either a pre-tax or after-tax basis. At the time the FHLB Dallas DC Plan was established, this percentage was increased to 75 percent. Employees are not permitted to contribute any of their incentive compensation.
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
Under the FHLB Dallas DC Plan, participants can elect to invest plan contributions in up to 26 different fund options. Under the Pentegra DC Plan, participants could elect to invest plan contributions in up to 28 different fund options.
Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra Defined Contribution Plan for Financial Institutions), each of our named executive officers was eligible to receive in 2019 a 200 percent matching contribution on the first 3 percent of his eligible monthly base salary that he contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 108 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2019” table.
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
We offer the program to allow our highly compensated employees to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive in our tax-qualified defined contribution savings plan if not for the limits imposed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 108 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2019” table. As noted above, we believe that our matching contributions to the qualified savings plan are at or above the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this may also be true for the matching contributions that we provide under the deferred compensation program, although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 114-118.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that benefits Mr. Lewis and some of our former executives, including Mr. Joiner, who retired at the end of 2019. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided to discontinue contributions to our SERP for the foreseeable future. While the Committee and Board of Directors could consider reactivating or replacing the SERP at some point in the future, there is no current plan to do so. If the SERP is ever reactivated or replaced, the Committee and Board of Directors would expect to add our other executive officers as participants. While active, our intent with the SERP was to make up a portion of the pension benefit that was lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code (it was never our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan). Our final contribution to the SERP was made in 2014. Each participant’s benefit under the SERP consists of the contributions we made on his behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP were determined solely at the discretion of our Board of Directors and were, during the periods in which they were made, based upon our desire to provide a reasonable level of supplemental retirement income to the participants. Generally, benefits under the SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his age and years of service with us is at least 70. As of December 31, 2019, Messrs. Lewis and Joiner had met the Rule of 70. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his death or disability. Otherwise, vested benefits are not payable to the participant until he reaches age 62 or, if later, upon retirement. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
Many other comparable financial institutions in our defined competitive markets offer supplemental executive retirement plans that are designed to fully restore the lost benefits under their tax qualified plans and therefore our decision not to offer this form of compensation may put us at a competitive disadvantage.
For details regarding the operation of Groups 1 and 2 of our SERP and the account balances for Messrs. Lewis and Joiner as of December 31, 2019, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 114.
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
All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (which was limited to no more than 32 hours per year prior to 2019), and leave covered under the provisions of the Family and Medical

Leave Act of 1993. In 2019, we limited flex leave for personal time off to no more than 8 hours. Beginning in 2020, no more than 16 hours of flex leave can be used for personal time off. We limit employees' annual flex leave carryover amount to 520 hours. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy under any circumstances, including a termination of their employment for any reason.
Perquisites
In 2019, we did not provide any perquisites to our named executive officers other than Mr. Joiner. As previously noted, Mr. Joiner retired from the Bank at the end of 2019. In recognition of Mr. Joiner's distinguished service to us for more than 36 years, we provided him with perquisites totaling $14,189 at the time of his retirement. These perquisites consisted of retirement gifts valued at $13,474 and meal cost reimbursements totaling $715 for members of Mr. Joiner's immediate family who attended a function that was held in part to honor him. Our Chairman of the Board of Directors, Vice Chairman of the Board of Directors, and Chairman of the Compensation and Human Resources Committee of the Board of Directors authorized a retirement gift valued at $12,000. The other retirement gifts (valued at $1,474) and the meal cost reimbursements were authorized by our President and Chief Executive Officer.
Executive Employment Agreement
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin. This agreement was authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain Mr. Bhasin's services for no less than the one-year term of the agreement. On each yearly anniversary, Mr. Bhasin's employment agreement automatically renews for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal not less than 30 days prior to the expiration date. Because neither we nor Mr. Bhasin gave a notice of non-renewal, his employment agreement was (on March 24, 2020) automatically extended through March 23, 2021.
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
Currently, we do not have employment agreements with Messrs. Lewis, Madhavan or Pan, nor do we expect to enter into employment agreements with these executives in the foreseeable future. Prior to his retirement, we did not have an employment agreement with Mr. Joiner.

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 95-107 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Mary E. Ceverha, Chairman
G. Granger MacDonald, Vice Chairman
A. Fred Miller, Jr.
Sally I. Nelson
Joseph F. Quinlan, Jr.
Robert M. Rigby

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2019, 2018 and 2017 of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2019. Collectively, the five individuals presented in the table are referred to as our "named executive officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Sanjay Bhasin	2019	855,000	—	—	—	649,230	279,000	51,300	1,834,530
President/CEO	2018	825,000	—	—	—	691,264	—	49,475	1,565,739
	2017	725,000	—	—	—	1,087,500	156,000	43,500	2,012,000

Tom Lewis	2019	373,251	—	—	—	195,649	370,000	22,395	961,295
EVP/Chief Financial	2018	362,380	—	—	—	213,658	4,000	21,718	601,756
Officer	2017	348,442	—	—	—	522,663	222,000	20,907	1,114,012

Kalyan Madhavan	2019	521,679	—	—	—	272,351	267,000	30,063	1,091,093
EVP/Chief Business	2018	504,037	—	—	—	294,246	12,000	28,835	839,118
Officer	2017	477,760	—	—	—	716,640	154,000	27,092	1,375,492

Jibo Pan	2019	411,319	—	—	—	213,548	296,000	22,332	943,199
EVP/Head of Capital	2018	393,606	—	—	—	228,819	—	21,184	643,609
Markets	2017	367,856	—	—	—	551,784	161,000	21,269	1,101,909

Paul Joiner (4)	2019	362,471	—	—	—	189,998	472,000	55,191	1,079,660
EVP/Chief Strategy	2018	351,913	—	—	—	207,487	117,000	14,956	691,356
Officer	2017	338,378	—	—	—	507,567	107,000	18,960	971,905
___________________________________

(1)
Amounts for 2019 represent EIP awards earned for services rendered in 2019 and Gap Year Awards earned for services rendered during 2017, 2018 and 2019. Amounts for 2018 represent EIP awards earned for services rendered in 2018 and LTIP awards earned for services rendered during 2016, 2017 and 2018. Amounts for 2017 represent EIP awards earned for services rendered in 2017 and LTIP awards earned for services rendered during 2015, 2016 and 2017, subject to an overall limit equal to 1.5 times the executive's 2017 base salary (which limit was met).The amounts shown for 2019 were paid to the executive officers on February 28, 2020. The amounts shown for 2018 and 2017 were paid to the executive officers in February 2019 and February 2018, respectively. The components of this column for 2019 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2019."

(2)
Amounts reported in this column for 2019, 2018 and 2017 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 111-114. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2019, 2018 or 2017. In 2018, the actuarial present value of the accumulated pension benefits for Mr. Bhasin and Mr. Pan decreased by $4,000 and $24,000, respectively.

(3)	The components of this column for 2019 are provided in the table below entitled "Components of All Other Compensation for 2019."

(4)	Mr. Joiner's last day of employment with us was December 31, 2019. He retired from the Bank after more than 36 years of service.
Components of Non-Equity Incentive Plan Compensation for 2019

Name	2019 EIP Current Award ($)	2017 EIP Gap Year Award ($)	Total Non-Equity Incentive Plan Compensation ($)
Sanjay Bhasin	313,732	335,498	649,230
Tom Lewis	93,710	101,939	195,649
Kalyan Madhavan	130,974	141,377	272,351
Jibo Pan	103,267	110,281	213,548
Paul Joiner	91,003	98,995	189,998

Components of All Other Compensation for 2019

Name	Bank Contributions to Vested Defined Contribution Plans		Payouts for Unused Vacation Upon Termination ($)
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)		Perquisites ($)		Tax Gross ups ($)	Retirement Service Award ($)		Total All Other Compensation ($)

Sanjay Bhasin	16,800	34,500	—	—		—	—		51,300
Tom Lewis	16,800	5,595	—	—		—	—		22,395
Kalyan Madhavan	15,562	14,501	—	—		—	—		30,063
Jibo Pan	14,453	7,879	—	—		—	—		22,332
Paul Joiner	16,800	4,948	16,754	14,189	(1)	—	2,500	(2)	55,191
___________________________________
(1) Mr. Joiner's perquisites consisted of retirement gifts valued at $13,474 and meal cost reimbursements totaling $715 for members of his immediate family who attended a function that was held in part to recognize Mr. Joiner for his 36.4 years of service to us.
(2) Reflects a cash payment to Mr. Joiner pursuant to our service award program. Any employee with 15 or more years of service or that elects early retirement via the Rule of 70 is entitled to receive $2,500 upon his or her termination from the Bank.

GRANTS OF PLAN-BASED AWARDS
As discussed in the Compensation Discussion and Analysis, the 2019 EIP provided for an Annual Award, which was comprised of a Current Award and a Deferred Award. For the incentives that could be earned in 2019, our executive officers derived 50 percent of their incentive opportunity from the 2019 EIP (via the 2019 Current Award) and 50 percent of their incentive opportunity from the 2017 EIP (via the Gap Year Award).
For our President and Chief Executive Officer, the potential Annual Award under the 2019 EIP (before interest on the deferred portion, as described below), could have been 44.025 percent of salary (if the threshold objective was achieved for each of our 2019 Performance Goals that had a threshold objective and all of the pass/fail goals were met), 77.4 percent of salary (if the target objective was achieved for each of our 2019 Performance Goals that had a target objective and all of the pass/fail goals were met) or 95 percent of salary (if the stretch objective was achieved for each of our 2019 Performance Goals that had a stretch objective and all of the pass/fail goals were met). For each of our other named executive officers, the potential Annual Award under the 2019 EIP (before interest on the deferred portion), could have been 27.375 percent of salary (if the threshold objective was achieved for each of our 2019 Performance Goals that had a threshold objective and all of the pass/fail goals were met), 51.8 percent of salary (if the target objective was achieved for each of our 2019 Performance Goals that had a target objective and all of the pass/fail goals were met) or 65 percent of salary (if the stretch objective was achieved for each of our 2019 Performance Goals that had a stretch objective and all of the pass/fail goals were met).
The Current Award, representing 50 percent of the Annual Award, became earned and vested on December 31, 2019. The Deferred Award, representing the other 50 percent of the Annual Award, will become earned and vested on December 31, 2022 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2020 through December 31, 2022 (the "Deferral Performance Period"); (ii) the executive receives at least a "Meets Expectations" performance rating for 2022; and (iii) the executive is actively employed on December 31, 2022. An executive’s Deferred Award under the 2019 EIP is payable no later than March 15, 2023 with interest at 6 percent compounded annually over the three-year deferral performance period.
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
The following table sets forth an estimate of the possible Current Awards and Deferred Awards (before interest) that could have been earned by our named executive officers under the 2019 EIP. The achievement levels described above were used to compute the estimated awards shown in the table. Given the number of variables involved in the calculation of the Annual Awards, the ultimate awards (other than the maximum awards) could have varied significantly. For instance, the Annual Awards could have been less than 44.025 percent of salary for our President and Chief Executive Officer and 27.375 percent of salary for each of our other named executive officers if we failed to achieve the threshold objective for one or more of our 2019 Performance Goals that had a threshold objective but achieved the threshold objective for each of our other 2019 Performance Goals that had a threshold objective. In addition, because achievement levels between threshold and target and between target and stretch for each 2019 Performance Goal that had those achievement levels are interpolated, the ultimate 2019 EIP awards earned by the named executive officers could have varied significantly between the threshold and maximum amounts presented in the table. The 2019 EIP Current Awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 95 through 107.

	Estimated Possible Awards for 2019 EIP
	2019 Current Award			2019 Deferred Award			Total 2019 Annual Award
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	188,207	330,885	406,125	188,207	330,885	406,125	376,414	661,770	812,250
Tom Lewis	51,089	96,672	121,307	51,089	96,672	121,306	102,178	193,344	242,613
Kalyan Madhavan	71,405	135,115	169,546	71,405	135,115	169,545	142,810	270,230	339,091
Jibo Pan	56,300	106,532	133,679	56,299	106,531	133,678	112,599	213,063	267,357
Paul Joiner	49,613	93,880	117,803	49,613	93,880	117,803	99,226	187,760	235,606
The following table shows the anticipated growth in the threshold, target and maximum Deferred Awards (from the table above) during the period from January 1, 2020 through December 31, 2022 and the total Deferred Awards (inclusive of interest) that would have been payable in early 2023 at each of these achievement levels.

	Estimated Possible Payouts in Early 2023 Under Non-Equity Incentive Plan Awards for 2019 EIP
	2019 Deferred Award			Interest on Deferred Award (1)			Total Deferred Award Including Interest
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	188,207	330,885	406,125	35,951	63,204	77,576	224,158	394,089	483,701
Tom Lewis	51,089	96,672	121,306	9,759	18,466	23,171	60,848	115,138	144,477
Kalyan Madhavan	71,405	135,115	169,545	13,639	25,809	32,386	85,044	160,924	201,931
Jibo Pan	56,299	106,531	133,678	10,754	20,349	25,535	67,053	126,880	159,213
Paul Joiner	49,613	93,880	117,803	9,477	17,933	22,502	59,090	111,813	140,305
(1) Amounts represent interest on the Deferred Awards at 6 percent, compounded annually.
The following table shows the actual deferred awards under the 2019 EIP, the anticipated growth in those awards during the period from January 1, 2020 through December 31, 2022, and the total Deferred Awards (inclusive of interest) that will be payable in early 2023 provided all of the conditions for payment are met. With Mr. Joiner's retirement at the end of 2019, he is no longer eligible to receive the 2019 Deferred Award (nor is he eligible to receive the Deferred Awards under the 2017 or 2018 EIPs).

Name	Actual 2019 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total Deferred Award Including Interest ($)
Sanjay Bhasin	313,731	59,928	373,659
Tom Lewis	93,709	17,900	111,609
Kalyan Madhavan	130,974	25,018	155,992
Jibo Pan	103,267	19,726	122,993
Paul Joiner	—	—	—
If an executive officer's employment is terminated for any reason other than death, disability or a reduction in force (as defined in the 2019 EIP), his or her unvested 2019 EIP awards will be forfeited.
If an executive officer’s employment had been terminated in 2019 due to death or disability, then his or her Current Award would have been treated as earned and vested based on the portion of 2019 during which the executive was employed based on the assumption that we would have achieved the 2019 Performance Goals at the target achievement level. If an executive's employment is terminated during the Deferral Performance Period due to his or her death or disability, then his or her Deferred Award will be treated as fully earned and vested based on the assumption that we would achieve the safety and soundness goals applicable to that award. Payment of awards in connection with a death or disability would be made in a single lump sum within 75 days of the executive’s termination date. For the Deferred Award, the payment would include interest through the executive's termination date.
If an executive’s employment had been terminated in 2019 due to a reduction in force, then his or her Current Award would have been treated as earned and vested based on the portion of 2019 during which the executive was employed and the extent to which the 2019 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the Deferral Performance Period due to a reduction in force, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period and the achievement of the safety and soundness goals applicable to that award. Payment of awards in connection with a reduction in force would be made according to the normal scheduled dates and would be contingent upon the executive executing the severance agreement offered by us.
If, in 2019, we had been involved in a merger, consolidation, reorganization or sale of all or substantially all of our assets, or we had been liquidated or dissolved (collectively, a "Reorganization"), subject to certain exceptions for which the Director of the Finance Agency had determined should not be a basis for accelerated vesting, then the Current Award would have been treated as earned and vested on a pro rata basis through the date of the Reorganization. If we are involved in a Reorganization during the Deferral Performance Period, then the Deferred Award will be treated as fully earned and vested effective as of the Reorganization date based on the assumption that we would have achieved the safety and soundness goals applicable to that award. Payment of awards in connection with a Reorganization would be made in a single lump sum on the date on which the Reorganization occurs. For the Deferred Award, the payment would include interest through the Reorganization date.
The Board of Directors may adjust the 2019 Performance Goals to ensure the purposes of the 2019 EIP are served. In addition, the Board of Directors, in its discretion, may consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results.
Any awards not yet paid may be reduced or eliminated if any actual losses or other measures or aspects of performance are realized which would have caused a reduction in the amount of the awards. Further, if during the most recent examination of us by the Finance Agency, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the executive’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, then all of an executive’s vested and unvested awards under the 2019 EIP will be forfeited. Any future payments for a vested award will cease and we will have no further obligation to make such payments.
By resolution, the Board of Directors may reduce or eliminate an award that is otherwise earned under the 2019 EIP but not yet paid if the Board of Directors finds that a serious, material safety and soundness problem or a serious, material risk management deficiency exists at the Bank, or if: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive payouts; (ii) the submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; or (iii) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings.
The Board of Directors may amend the 2019 EIP at any time in its sole discretion. However, the Board of Directors may not amend the 2019 EIP to reduce an executive’s awards as determined on the day immediately preceding the effective date of the amendment or to otherwise retroactively impair or adversely affect the rights of an executive.
In addition, the Board of Directors may terminate the 2019 EIP at any time in its sole discretion. Absent an amendment to the contrary, incentives that were earned and vested prior to the termination will be paid at the times and in the manner provided for by the 2019 EIP at the time of the termination.

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Messrs. Lewis and Joiner were hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2019. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	15.1	972,000	—
Tom Lewis	Pentegra DB Plan	16.9	1,575,000	—
Kalyan Madhavan	Pentegra DB Plan	14.2	977,000	—
Jibo Pan	Pentegra DB Plan	16.8	962,000	—
Paul Joiner	Pentegra DB Plan	30.0	3,428,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:

•
Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2019 commence at age 62 for Messrs. Bhasin, Lewis, Madhavan and Pan and are discounted to December 31, 2019);

•	Mr. Joiner's accumulated benefit is not discounted as he was eligible to receive an unreduced benefit as of December 31, 2019;

•
Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 3.22 percent. The lump sum benefit is calculated using a discount rate of either 3.22 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);

•
The annuity benefit is valued using the Pri-2012 white collar worker annuitant table with mortality improvement scale MP-2019 and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2019; and

•	No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2019, this amount was $225,000 at age 65). The annual pension benefit limit is less than $225,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2019, this amount was $280,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2020, the Internal Revenue Service increased the maximum compensation limit to $285,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $230,000 for 2020.

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

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the Internal Revenue Code limitation which, for 2019, 2018 and 2017, was $280,000, $275,000 and $270,000, respectively. In each of those years, the compensation of all of our named executive officers exceeded the applicable Internal Revenue Code limit; accordingly, the high 36-month average compensation for each of our named executive officers was limited to $275,000 as of December 31, 2019. Based on the Internal Revenue Code limitations in effect prior to July 1, 2015, the high 36-month average compensation for purposes of the first part of the benefit formula is limited to $255,000 for Messrs. Lewis and Joiner. The first part of the benefit formula does not apply to Messrs. Bhasin, Madhavan and Pan as they were not employed by us prior to July 1, 2003.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2019, Messrs. Bhasin, Lewis, Madhavan, Pan and Joiner had accumulated 5.6, 16.5, 5.3, 5.3 and 10.1 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis and Mr. Joiner, the remainder of their service (0.4 and 19.9 years, respectively) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2019, all of our named executive officers were fully vested in their accrued pension benefits.
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
As of December 31, 2019, Mr. Joiner was eligible to retire with full benefits. Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2019, Mr. Lewis was eligible for early retirement with reduced benefits. Because he had met the Rule of 70 as of December 31, 2019, the early retirement reduction factors applicable to Mr. Lewis as of that date would have been approximately 4.5 percent as it relates to the benefits he had earned prior to July 1, 2015 and approximately 7.5 percent as it relates to the benefits he had earned on and after July 1, 2015. Given their ages and hire dates, Messrs. Bhasin, Madhavan and Pan are not yet eligible for early retirement.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2019 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”) for Messrs. Lewis and Joiner. Messrs. Bhasin, Madhavan and Pan do not participate in the SERP. As discussed more fully in the Compensation Discussion and Analysis on pages 117-118, we do not intend in the foreseeable future to add any new participants to the SERP, nor do we intend to make any additional SERP contributions on behalf of Mr. Lewis. As Mr. Joiner retired at the end of 2019, he would not be eligible to receive additional SERP contributions in the unlikely event that our intentions change. The term "NQDC Plan" refers to our 2017 Deferred Compensation Plan, our Consolidated Deferred Compensation Plan and any predecessor plans. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	146,076	34,500	176,997	—	848,012

Tom Lewis
NQDC Plan	56,000	5,595	5,834	6,161	311,728
SERP — Group 1	—	—	63,766	—	399,236
SERP — Group 2	—	—	2,369	—	14,607
	56,000	5,595	71,969	6,161	725,571

Kalyan Madhavan
NQDC Plan	247,123	14,501	179,915	39,720	1,038,710

Jibo Pan
NQDC Plan	50,000	7,879	25,249	243,572	137,103

Paul Joiner
NQDC Plan	3,625	4,948	165,786	—	1,020,660
SERP — Group 1	—	—	94,148	—	589,455
	3,625	4,948	259,934	—	1,610,115
_______________________________________

(1)	All amounts in this column are included in the “Salary” column for 2019 in the Summary Compensation Table.

(2)	All amounts in this column are included in the “All Other Compensation” column for 2019 in the Summary Compensation Table.

(3)
The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2019 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.

(4)	The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2019 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table on page 108; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2006 through 2016 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented on page 108) had been required; and (3) earnings (losses) accumulated through December 31, 2019 (2019 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because Messrs. Lewis, Madhavan, Pan and Joiner have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts.

	Amounts Reported in Summary Compensation Table			Reported/Reportable Compensation Related to Years Prior to 2017 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2019 ($)	2018 ($)	2017 ($)			Total ($)
Sanjay Bhasin	111,450	168,101	172,300	188,065	208,096	848,012
Tom Lewis	11,595	60,018	223,504	242,637	187,817	725,571
Kalyan Madhavan	114,501	261,644	323,641	154,551	184,373	1,038,710
Jibo Pan	57,879	57,091	5,871	—	16,262	137,103
Paul Joiner	8,573	—	569,017	569,946	462,579	1,610,115
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
Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under the Pentegra Defined Contribution Plan for Financial Institutions (for 2019, the maximum compensation limit for this plan was $280,000). We do not provide any matching on employees' incentive compensation awards that are contributed to the NQDC Plan. Base salary and incentive compensation deferred under our NQDC Plan are not included in eligible compensation for purposes of our defined benefit pension plan (the Pentegra DB Plan). All of our participating employees, including our named executive officers, are fully vested in their NQDC Plan account balance at all times, including our matching contributions.
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
SERP
Our SERP was established primarily to provide supplemental retirement benefits to those employees who were serving as our executive officers at the time the SERP was established. With Mr. Joiner's retirement at the end of 2019, Mr. Lewis is the only remaining executive from that group. As noted above, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics. Group 2, as explained below, was established to provide benefits to a specified group of our employees, only one of whom is a named executive officer.
Group 1
Messrs. Lewis and Joiner participate in Group 1. Each participant’s benefit in Group 1 consists of contributions made by us on the participant’s behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Group 1 benefits vest on the date on which the sum of the participant’s age and years of service with us is at least 70. If, prior to becoming vested, the officer had terminated employment for any reason other than death or disability, or he had been removed from Group 1, all benefits under the plan would have been forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s death or disability. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Mr. Lewis is not permitted to make contributions to the Group 1 SERP, nor was Mr. Joiner permitted to make contributions to the Group 1 SERP during his employment with us. The ultimate benefit to Mr. Lewis and Mr. Joiner is based solely on the past contributions that were made by us on their behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to either participant. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove a participant at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of either participant. Based upon their ages and years of service with us, Mr. Lewis and Mr. Joiner were fully vested in their Group 1 benefits as of December 31, 2019. If a vested executive retires or is terminated prior to reaching age 62, that participant’s Group 1 account balance will be paid at the time the executive reaches age 62, in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. If the executive retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, the participant’s Group 1 account balance will be paid at that time in either a lump sum distribution or annual installment payments over periods ranging from 2 to 20 years based on that participant’s preexisting election. Mr. Joiner elected to receive his Group 1 benefits in annual installments over 10 years. Mr. Lewis has elected to receive his Group 1 benefits in a lump sum distribution. If Mr. Lewis dies before reaching age 62, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin that provides for certain termination benefits in specified circumstances. As of December 31, 2019 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan, Pan or Joiner. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than four executive officers with whom we have entered into employment agreements, one of whom is Mr. Bhasin. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated due to economic conditions, functional reorganization, budgetary constraints or other business conditions. A reduction in force can also occur when a position changes so significantly that the related job responsibilities are no longer needed or applicable (collectively, a "RIF Policy Triggering Event"). Accordingly, at December 31, 2019, Messrs. Lewis, Madhavan, Pan and Joiner would have been entitled to termination benefits under our RIF Policy if (and only if) a RIF Policy Triggering Event had occurred on that date. The potential payments upon termination under Mr. Bhasin's employment agreement and our RIF Policy (as applied to our named executive officers other than Mr. Bhasin) are discussed in the following sections.
Employment Agreement with Mr. Bhasin
On March 24, 2015, we entered into an employment agreement with Mr. Bhasin. This employment agreement provides that we will employ Mr. Bhasin for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by Mr. Bhasin with good reason (as discussed below). On each yearly anniversary, the employment agreement automatically renews for an additional one-year term unless either we or Mr. Bhasin gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or Mr. Bhasin may give a notice of non-renewal, in which case Mr. Bhasin's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay Mr. Bhasin in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to him for such 30-day period, in which case the termination of Mr. Bhasin would become effective immediately upon the date of such payment. Because neither we nor Mr. Bhasin gave a notice of non-renewal, his employment agreement was, on March 24, 2020, automatically extended through March 23, 2021.
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
The following table sets forth the amounts that would have been payable to Mr. Bhasin as of December 31, 2019 if a Triggering Event had occurred on that date. If the Triggering Event had been related to a reduction in force, then Mr. Bhasin would also have been entitled, under the terms of the 2017 EIP and 2018 EIP, to receive (in early 2021 and early 2022, respectively), his 2017 EIP Deferred Award and 2018 EIP Deferred Award with interest at 6 percent compounded annually over the three-year deferral performance periods. The payment of these awards would have been dependent upon the satisfaction of the applicable safety and soundness goals.

Name	Accrued/Unused Vacation as of 12/31/19 ($)	Undiscounted Value of Base Salary Continuation ($)	2019 Non-Equity Incentive Plan Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Triggering Event was not a RIF ($)	2017 EIP Deferred Award ($)	2018 EIP Deferred Award ($)	Total Estimated Termination Benefit if Triggering Event was a RIF ($)
Sanjay Bhasin	82,212	855,000	649,230	26,180	1,612,622	410,156	453,661	2,476,439
If our employment of Mr. Bhasin had been terminated on December 31, 2019 due to his death or disability, he (or his beneficiary in the case of his death) would have been entitled to receive an amount totaling $1,593,389, comprised of the following: (i) his accrued/unused vacation ($82,212); (ii) his base salary for one month ($71,250); (iii) his 2019 non-equity incentive plan compensation comprised of the 2019 EIP Current Award and 2017 EIP Gap Year Award ($649,230); (iv) his 2017 EIP Deferred Award (with interest at 6 percent compounded annually for the period from January 1, 2018 through December 31, 2019) based on the assumption that the applicable safety and soundness goals would have been achieved ($386,940); and (v) his 2018 EIP Deferred Award (with interest at 6 percent for the period from January 1, 2019 through December 31, 2019) based on the assumption that the applicable safety and soundness goals would have been achieved ($403,757).

Termination Benefits for Messrs. Lewis, Madhavan, Pan and Joiner Under our RIF Policy
As of December 31, 2019, no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan, Pan or Joiner. However, as discussed above, Messrs. Lewis, Madhavan and Pan would have been entitled to benefits under our RIF Policy as of December 31, 2019 if a RIF Policy Triggering Event had occurred on that date. A RIF Policy Triggering Event could not occur for Mr. Joiner as he retired from the Bank at the end of 2019. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any senior officer under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation.
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
As of December 31, 2019, Messrs. Lewis, Madhavan and Pan would have been entitled under our RIF Policy to severance pay and benefits continuation for one year. The following table sets forth the amounts that would have been payable to these executive officers as of December 31, 2019 if a RIF Policy Triggering Event had occurred on that date. For the 2017 EIP Deferred Awards (payable in early 2021) and 2018 EIP Deferred Awards (payable in early 2022), the amounts presented in the table were based on the assumption that the applicable safety and soundness goals would be met.

Name	Accrued/Unused Vacation as of 12/31/19 ($)	Undiscounted Value of Base Salary Continuation ($)	2019 Non-Equity Incentive Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	SERP ($) (1)	2017 EIP Deferred Award ($) (2)	2018 EIP Deferred Award ($) (2)	Total Termination Benefit ($)
Tom Lewis	35,890	373,251	195,649	26,180	35,890	16,800	413,843	134,874	135,953	1,368,330
Kalyan Madhavan	49,070	521,679	272,351	26,112	50,161	15,562	—	184,931	189,099	1,308,965
Jibo Pan	39,550	411,319	213,548	26,112	39,550	14,453	—	142,390	147,669	1,034,591
______________________________________________________________________________________
(1) Amounts reflect the vested balances in Mr. Lewis' Group 1 and Group 2 SERP accounts. Mr. Lewis' Group 1 SERP account ($399,236) would have been payable to him as a lump sum upon reaching age 62. His Group 2 SERP account ($14,607) would have been payable to him as a lump sum upon his termination.

(2) Amounts assume that the safety and soundness goals applicable to the 2017 and 2018 EIP Deferred Awards would have been met. These awards include interest at 6 percent compounded annually over the three-year deferral performance periods.
Messrs. Lewis, Madhavan and Pan would have been required to execute non-disparagement/confidentiality agreements in order to receive the termination benefits provided by the RIF Policy (i.e., base salary and health care benefits continuation and lump sum payments for the loss of future vacation benefits and matching contributions). These executive officers would not have been required to execute any type of agreement in order to receive their accrued/unused vacation and SERP benefits, if applicable. In order to receive the termination benefits arising under the 2017 and 2018 EIPs, the executives would have been required to execute the severance agreement offered by us, the provisions of which are not dictated by the either the 2017 or 2018 EIP.
If our employment of Messrs. Lewis, Madhavan or Pan had been terminated on December 31, 2019 due to the executive's death or disability, the executive (or his beneficiary in the case of his death) would have been entitled to receive the following: (i) his accrued/unused vacation; (ii) his 2019 non-equity incentive plan compensation comprised of the 2019 EIP Current Award and

2017 EIP Gap Year Award; (iii) his 2017 EIP Deferred Award (with interest at 6 percent compounded annually for the period from January 1, 2018 through December 31, 2019) based on the assumption that the applicable safety and soundness goals would be met; and (iv) his 2018 EIP Deferred Award (with interest at 6 percent for the period from January 1, 2019 through December 31, 2019) based on the assumption that the applicable safety and soundness goals would be met. For Messrs. Lewis, Madhavan and Pan, these amounts total $479,777, $664,182 and $518,853, respectively. These amounts would have been payable no later than March 15, 2020.
If on December 31, 2019: (1) we had merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity had merged or consolidated into us; (2) we had sold or transferred all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we had liquidated or dissolved (each, a “Significant Transaction”), then the 2019 EIP Current Award, the 2017 EIP Gap Year Award, the 2017 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent compounded annually for the period from January 1, 2018 through December 31, 2019) and the 2018 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent for the period from January 1, 2019 through December 31, 2019) would have been payable to Messrs. Lewis, Madhavan and Pan on that date. In the event the 2019 EIP Current Award, the 2017 EIP Gap Year Award, the 2017 EIP Deferred Award and the 2018 EIP Deferred Award would not otherwise have been payable to Mr. Bhasin under the terms of his employment agreement, he would have been entitled under the terms of the 2017, 2018 and 2019 EIPs to receive $1,439,927 on December 31, 2019 if a Significant Transaction had occurred on that date. This amount would have been comprised of his 2019 EIP Current Award, his 2017 EIP Gap Year Award and his 2017 and 2018 EIP Deferred Awards with interest at 6 percent compounded annually through December 31, 2019 (based on the assumption that the applicable safety and soundness goals had been met).
Other than his vested benefits in the Pentegra DB Plan, the FHLB Dallas DC Plan, the NQDC Plan and the SERP, and life insurance benefits under our retirement benefits program, Mr. Joiner is not entitled to receive any other post-employment benefits from us.
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
We also sponsor a retirement benefits program that includes health care and life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our executive officers. For a discussion of our retirement benefits program, see pages F-45 through F-49 of this Annual Report on Form 10-K.
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
On December 20, 2018, the Finance Agency published a final rule on golden parachute and indemnification payments (the “Golden Parachute Rule”) to address areas of supervisory concern and to reduce administrative and compliance burdens. The Golden Parachute Rule, which became effective on January 22, 2019, sets forth the standards the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by a FHLBank to an entity-affiliated party if the FHLBank were in a troubled condition, in conservatorship or receivership, or insolvent. The provisions of the rule: (i) focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments to employees other than executive officers who may have engaged in certain types of wrongdoing; and (ii) revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach.

PAY RATIO
For 2019, the estimated ratio of our President/CEO's total compensation to the median annual total compensation of all of our other employees was 11.4 to 1. The estimated median annual total compensation of all of our other employees was determined by calculating their compensation in the same manner as total compensation is calculated for our President/CEO, which calculation includes, among other things, amounts attributable to the change in pension value for those of our employees who participate in the Pentegra DB Plan ("DB Plan Participants"), as discussed in the "Pension Benefits" section on page 111. The change in pension value for DB Plan Participants varies based upon their age, compensation and tenure with us. For 2019, the estimated median annual total compensation of all of our employees (excluding our President/CEO) was $161,076 and the total compensation of our President/CEO was $1,834,530, as shown in the Summary Compensation Table on page 108.
We identified the median by estimating the annual total compensation for each of our employees who were employed by us on December 31, 2019 (excluding our President/CEO) and then ranking the total compensation for those employees from lowest to highest. The ranking included 200 full-time employees and 2 part-time employees. For those employees who were not employed by us during the entire year, we annualized their total compensation. For base salaries (or, in the case of our hourly employees, wages plus overtime), incentive compensation and our matching contributions to qualified and nonqualified defined contribution plans, we used actual (or, as appropriate, annualized) amounts. To determine the annual change in pension value for each of the DB Plan Participants, changes were calculated for a judgmentally selected sample of employees and, based on the results of those calculations, we estimated the change in pension value for each of our other DB Plan Participants. While our calculation method for DB Plan Participants who were not part of the sample involved a degree of imprecision, we believe it was sufficient to allow us to reasonably approximate the change in pension values for those employees, which, in turn, allowed us to reasonably estimate the median annual total compensation of our workforce as of December 31, 2019.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he determines are not reasonable. For 2019, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2019 (subject to a maximum of five out of the six meetings held). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2019	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$132,613	$26,523
Vice Chairman of the Board	116,699	23,340
Chairman of the Audit Committee	116,699	23,340
Chairmen of all other Board Committees	111,395	22,279
All other Directors	100,786	20,157

The following table sets forth the actual compensation earned by our directors in 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph F. Quinlan, Jr., Chairman in 2019	132,613	—	—	—	—	*	132,613
Robert M. Rigby, Vice Chairman in 2019	116,699	—	—	—	—	*	116,699
Cheryl D. Alston	100,786	—	—	—	—	*	100,786
Dianne W. Bolen	111,395	—	—	—	—	*	111,395
Patricia P. Brister	111,395	—	—	—	—	*	111,395
Tim H. Carter	100,786	—	—	—	—	*	100,786
Mary E. Ceverha	100,786	—	—	—	—	*	100,786
Albert C. Christman	111,395	—	—	—	—	*	111,395
James D. Goudge	100,786	—	—	—	—	*	100,786
W. Wesley Hoskins	100,786	—	—	—	—	*	100,786
Michael C. Hutsell	100,786	—	—	—	—	*	100,786
G. Granger MacDonald	100,786	—	—	—	—	*	100,786
A. Fred Miller, Jr.	100,786	—	—	—	—	*	100,786
Sally I. Nelson	100,786	—	—	—	—	*	100,786
John P. Salazar	111,395	—	—	—	—	*	111,395
Margo S. Scholin	111,395	—	—	—	—	*	111,395
Ron G. Wiser	116,699	—	—	—	—	*	116,699
_______________________________________

*
Our directors did not receive any other form of compensation in 2019 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $1,625 or zero.

Sadly, Patricia P. Brister, an independent director from Mandeville, Louisiana, passed away on February 3, 2020. Ms. Brister had served as a director of the Bank since 2008 and she had recently been re-elected to serve a four-year term that commenced on January 1, 2020. Including a previous term from 2002 to 2004, Ms. Brister had served as a director of the Bank for 15 years. For the last eight years, she had served as President of St. Tammany Parish. To honor Ms. Brister's legacy, our Board of Directors authorized a $25,000 contribution in her name to the Northshore Community Foundation, a non-profit organization focused on enhancing the quality of life in the parishes along the north shore of Lake Pontchartrain including, among others, St. Tammany Parish. In addition, our Board of Directors authorized $77,500 in funding for a scholarship fund to be established in her name. The Pat Brister Scholarship Fund is expected to benefit college-bound students who have attended public schools in St. Tammany Parish.
Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive distributions under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Similarly, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $3,338,000 at December 31, 2019.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2019, 9 of our 17 directors used these benefits to some extent at a total cost to us of $8,600. As no individual director was reimbursed more than $1,624 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2019, our directors’ Bank-related travel expenses totaled $198,207 not including the spousal travel and meal reimbursements described above.
For 2020, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2020 (subject to a maximum of five out of the six meetings to be held). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2020	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$136,591	$27,319
Vice Chairman of the Board	120,200	24,040
Chairman of the Audit Committee	120,200	24,040
Chairmen of all other Board Committees	114,737	22,947
All other Directors	103,810	20,762

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2019 was, prior to or during 2019, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As of March 6, 2020, there were 25,242,531 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to each shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of March 6, 2020. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank's Outstanding Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
Comerica Bank 1717 Main Street, Dallas, TX 75201	1,628,000	6.45%
American General Life Insurance Company 2727-A Allen Parkway, Houston, TX 77019	1,436,462	5.69%
Texas Capital Bank, N.A. 2000 McKinney Avenue, Dallas, TX 75201	1,331,591	5.28%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 17 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of March 6, 2020, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Tim H. Carter	500,875	1.98%
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	122,204	*
First Security Bank 314 North Spring, Searcy, AR 72143	Michael C. Hutsell	68,067	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Joseph F. Quinlan, Jr./Albert C. Christman	14,844	*
Legend Bank, N.A 101 West Tarrant Street, Bowie, TX 76230	Robert M. Rigby	14,724	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	14,536	*
Bank of Anguilla 130 Holland Street, Anguilla, MS 38721	A. Fred Miller, Jr.	11,723	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	4,724	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	1,847	*

All Directors’ Financial Institutions as a group		753,544	2.99%
_______________________________________

*	Indicates less than one percent ownership.

**	All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

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
Since January 1, 2019, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2019, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2019.
As of December 31, 2019 and 2018, advances outstanding to Directors’ Financial Institutions aggregated $1.045 billion and $0.793 billion, respectively, representing 2.8 percent and 1.9 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 17 directors. Nine of our directors were elected by our member institutions to represent the five states in our district (“member directors”) while seven of our directors were elected by a plurality of our members at-large (“independent directors”). In addition, one independent director was elected by our Board of Directors to fulfill the unexpired term of a former independent director. All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included in Item 10. Directors, Executive Officers and Corporate Governance.
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
Our Board of Directors affirmatively determined that each of our current independent directors who served as a director during 2019 is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Cheryl D. Alston, Dianne W. Bolen, Mary E. Ceverha, G. Granger MacDonald, Sally I. Nelson, John P. Salazar and Margo S. Scholin. This determination also applies to Patricia P. Brister, who served on our Board of Directors during 2019. Ms. Brister passed away on February 3, 2020. Felipe A. Rael did not serve on our Board of Directors during 2019. Prior to electing him, our Board of Directors did ascertain that Mr. Rael met all of the requirements to serve as an independent director.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2019 and 2018 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2019	2018
Audit fees	$832	$829
Audit-related fees	40	27
Tax fees	—	—
All other fees	—	—
Total fees	$872	$856

In 2019 and 2018, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2019 and 2018, the fees associated with audit-related services were for consultations concerning new accounting standards (and PwC's review of the Bank's planned adoption of those standards) and discussions regarding other miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2019 and 2018, the Bank was assessed $37,000 and $36,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2019 and 2018 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

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

10.18	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.19	2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).*

10.20	2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 25, 2019).*

10.21
Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*

10.22
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

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2019 and 2018, (ii) Statements of Income for the Years Ended December 31, 2019, 2018 and 2017, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017, (iv) Statements of Capital for the Years Ended December 31, 2019, 2018 and 2017, (v) Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2019.

*    Commission File No. 000-51405

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 25, 2020	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2020.

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

/s/ James D. Goudge
James D. Goudge
Director

S-1

/s/ W. Wesley Hoskins
W. Wesley Hoskins
Director

/s/ Michael C. Hutsell
Michael C. Hutsell
Director

/s/ G. Granger MacDonald
G. Granger MacDonald
Director

/s/ A. Fred Miller, Jr.
A. Fred Miller, Jr.
Director

/s/ Sally I. Nelson
Sally I. Nelson
Director

Felipe A. Rael
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Dallas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of Dallas (the “Bank”) as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
March 25, 2020
We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$20,551	$35,157
Interest-bearing deposits	1,670,249	2,500,317
Securities purchased under agreements to resell (Note 12)	4,310,000	6,215,000
Federal funds sold (Notes 18 and 19)	4,505,000	1,731,000
Trading securities (Note 3)	5,460,136	1,818,178
Available-for-sale securities (Notes 4, 12 and 17) ($842,256 and $712,547 pledged at December 31, 2019 and 2018, respectively, which could be rehypothecated)	16,766,500	15,825,155
Held-to-maturity securities (a) (Note 5)	1,206,170	1,462,279
Advances (Notes 6, 8 and 18)	37,117,455	40,793,813
Mortgage loans held for portfolio, net of allowance for credit losses of $1,149 and $493 at December 31, 2019 and 2018, respectively (Notes 7, 8 and 18)	4,075,464	2,185,503
Accrued interest receivable	154,218	152,670
Premises and equipment, net	15,103	16,419
Derivative assets (Notes 12 and 13)	41,271	9,878
Other assets (including $14,222 and $12,376 of securities held at fair value at December 31, 2019 and 2018, respectively)	39,488	27,921
TOTAL ASSETS	$75,381,605	$72,773,290

LIABILITIES AND CAPITAL
Deposits (Notes 9 and 18)
Interest-bearing	$1,286,199	$963,972
Non-interest bearing	20	20
Total deposits	1,286,219	963,992
Consolidated obligations (Note 10)
Discount notes	34,327,886	35,731,713
Bonds	35,745,827	31,931,929
Total consolidated obligations	70,073,713	67,663,642
Mandatorily redeemable capital stock (Note 14)	7,140	6,979
Accrued interest payable	115,350	122,938
Affordable Housing Program (Note 11)	57,247	44,358
Derivative liabilities (Notes 12 and 13)	3,855	45,991
Other liabilities (Note 4)	40,113	161,134
Total liabilities	71,583,637	69,009,034
Commitments and contingencies (Notes 11, 13, 15 and 17)
CAPITAL (Notes 14 and 18)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 9,794,335 and 9,169,206 at December 31, 2019 and 2018, respectively	979,434	916,921
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 14,868,085 and 16,379,675 at December 31, 2019 and 2018, respectively	1,486,808	1,637,967
Total Class B Capital Stock	2,466,242	2,554,888
Retained earnings
Unrestricted	1,038,533	932,675
Restricted	194,144	148,692
Total retained earnings	1,232,677	1,081,367
Accumulated other comprehensive income (Note 20)	99,049	128,001
Total capital	3,797,968	3,764,256
TOTAL LIABILITIES AND CAPITAL	$75,381,605	$72,773,290
_______________________________________

(a)	Fair values: $1,215,580 and $1,478,691 at December 31, 2019 and 2018, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
INTEREST INCOME
Advances	$906,671	$828,929	$421,588
Prepayment fees on advances, net	2,064	2,631	1,772
Interest-bearing deposits	37,043	22,576	2,126
Securities purchased under agreements to resell	87,073	67,984	7,504
Federal funds sold	58,435	88,906	82,782
Trading securities	100,875	19,529	2,306
Available-for-sale securities	465,023	417,793	239,193
Held-to-maturity securities	37,629	44,835	36,388
Mortgage loans held for portfolio	110,892	53,585	15,018
Total interest income	1,805,705	1,546,768	808,677

INTEREST EXPENSE
Consolidated obligations
Bonds	711,240	659,943	327,644
Discount notes	780,165	560,824	233,698
Deposits	20,167	15,132	9,551
Mandatorily redeemable capital stock	189	101	107
Other borrowings	113	80	109
Total interest expense	1,511,874	1,236,080	571,109

NET INTEREST INCOME	293,831	310,688	237,568
Provision for mortgage loan losses	656	222	130

NET INTEREST INCOME AFTER PROVISION FOR MORTGAGE LOAN LOSSES	293,175	310,466	237,438

OTHER INCOME (LOSS)
Service fees	2,590	2,252	2,262
Net gains (losses) on trading securities	12,860	(1,149)	1,822
Net gains (losses) on derivatives and hedging activities	24,687	(10,256)	4,668
Net gains (losses) on other assets carried at fair value	1,964	(746)	—
Realized gains on sales of held-to-maturity securities	—	1,671	3,983
Net realized gains on sales of available-for-sale securities	852	—	1,399
Letter of credit fees	12,437	9,268	7,701
Other, net	930	921	648
Total other income	56,320	1,961	22,483

OTHER EXPENSE
Compensation and benefits	50,003	48,431	50,725
Other operating expenses	36,141	32,022	25,672
Finance Agency	4,800	3,899	3,518
Office of Finance	4,271	3,991	3,663
Discretionary grants and donations	476	2,005	8,128
Derivative clearing fees	1,274	1,207	1,218
Total other expense	96,965	91,555	92,924

INCOME BEFORE ASSESSMENTS	252,530	220,872	166,997

Affordable Housing Program assessment	25,272	22,097	16,710

NET INCOME	$227,258	$198,775	$150,287
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017

NET INCOME	$227,258	$198,775	$150,287
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	26,705	(93,245)	155,037
Reclassification adjustment for net realized gains on sales of available-for-sale securities included in net income	(852)	—	(1,399)
Unrealized losses on cash flow hedges	(54,777)	(823)	(2,570)
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	(1,829)	(950)	2,375
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	2,027	2,934	3,556
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	20	20	20
Actuarial gain (loss)	(152)	(161)	204
Amortization of net actuarial gain included in net periodic benefit cost	(94)	(100)	(107)
Total other comprehensive income (loss)	(28,952)	(92,325)	157,116
TOTAL COMPREHENSIVE INCOME	$198,306	$106,450	$307,403

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2017	6,904	$690,411	12,397	$1,239,737	$745,104	$78,880	$823,984	$63,210	$2,817,342
Net transfers of shares between Class B-1 and Class B-2 Stock	12,156	1,215,774	(12,156)	(1,215,774)	—	—	—	—	—
Proceeds from sale of capital stock	78	7,836	14,406	1,440,697	—	—	—	—	1,448,533
Repurchase/redemption of capital stock	(10,725)	(1,072,618)	—	—	—	—	—	—	(1,072,618)
Net shares reclassified to mandatorily redeemable capital stock	(200)	(20,045)	(2)	(185)	—	—	—	—	(20,230)
Comprehensive income
Net income	—	—	—	—	120,230	30,057	150,287	—	150,287
Other comprehensive income	—	—	—	—	—	—	—	157,116	157,116
Dividends on capital stock
Cash	—	—	—	—	(266)	—	(266)	—	(266)
Mandatorily redeemable capital stock	—	—	—	—	(138)	—	(138)	—	(138)
Stock	321	32,104	—	—	(32,104)	—	(32,104)	—	—

BALANCE, DECEMBER 31, 2017	8,534	853,462	14,645	1,464,475	832,826	108,937	941,763	220,326	3,480,026
Net transfers of shares between Class B-1 and Class B-2 Stock	17,004	1,700,394	(17,004)	(1,700,394)	—	—	—	—	—
Proceeds from sale of capital stock	273	27,289	18,739	1,873,886	—	—	—	—	1,901,175
Repurchase/redemption of capital stock	(17,165)	(1,716,490)	—	—	—	—	—	—	(1,716,490)
Net shares reclassified to mandatorily redeemable capital stock	(65)	(6,576)	—	—	—	—	—	—	(6,576)
Comprehensive income
Net income	—	—	—	—	159,020	39,755	198,775	—	198,775
Other comprehensive income (loss)	—	—	—	—	—	—	—	(92,325)	(92,325)
Dividends on capital stock
Cash	—	—	—	—	(265)	—	(265)	—	(265)
Mandatorily redeemable capital stock	—	—	—	—	(64)	—	(64)	—	(64)
Stock	588	58,842	—	—	(58,842)	—	(58,842)	—	—

BALANCE, DECEMBER 31, 2018	9,169	916,921	16,380	1,637,967	932,675	148,692	1,081,367	128,001	3,764,256
Net transfers of shares between Class B-1 and Class B-2 Stock	16,966	1,696,611	(16,966)	(1,696,611)	—	—	—	—	—
Proceeds from sale of capital stock	40	4,026	15,454	1,545,452	—	—	—	—	1,549,478
Repurchase/redemption of capital stock	(17,114)	(1,711,435)	—	—	—	—	—	—	(1,711,435)
Shares reclassified to mandatorily redeemable capital stock	(23)	(2,326)	—	—	—	—	—	—	(2,326)
Adjustment to initially apply new lease accounting guidance (Note 2)	—	—	—	—	(25)	—	(25)	—	(25)
Comprehensive income
Net income	—	—	—	—	181,806	45,452	227,258	—	227,258
Other comprehensive income (loss)	—	—	—	—	—	—	—	(28,952)	(28,952)
Dividends on capital stock
Cash	—	—	—	—	(259)	—	(259)	—	(259)
Mandatorily redeemable capital stock	—	—	—	—	(27)	—	(27)	—	(27)
Stock	756	75,637	—	—	(75,637)	—	(75,637)	—	—
BALANCE, DECEMBER 31, 2019	9,794	$979,434	14,868	$1,486,808	$1,038,533	$194,144	$1,232,677	$99,049	$3,797,968
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$227,258	$198,775	$150,287
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(34,559)	90,230	83,007
Concessions on consolidated obligations	8,269	5,421	4,435
Premises, equipment and computer software costs	4,100	3,837	3,730
Non-cash interest on mandatorily redeemable capital stock	201	72	91
Provision for mortgage loan losses	656	222	130
Net decrease (increase) in trading securities	(12,860)	1,149	(2,381)
Losses (gains) due to change in net fair value adjustment on derivative and hedging activities	(686,700)	42,326	32,653
Net losses (gains) on other assets carried at fair value	(1,964)	746	—
Gains on sales of held-to-maturity securities	—	(1,671)	(3,983)
Net gains on sales of available-for-sale securities	(852)	—	(1,399)
Increase in accrued interest receivable	(1,401)	(41,904)	(23,021)
Decrease (increase) in other assets	(5,787)	(3,924)	2,606
Increase in Affordable Housing Program (AHP) liability	12,889	13,112	8,375
Increase (decrease) in accrued interest payable	(7,589)	53,172	26,495
Increase (decrease) in other liabilities	2,118	(2,075)	3,376
Total adjustments	(723,479)	160,713	134,114
Net cash provided by (used in) operating activities	(496,221)	359,488	284,401

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	837,278	(2,526,703)	103,406
Net decrease (increase) in securities purchased under agreements to resell	1,905,000	485,000	(3,600,000)
Net decrease (increase) in federal funds sold	(2,774,000)	6,049,000	(1,538,000)
Net decrease in loan to other FHLBank	—	—	290,000
Purchases of trading securities held for investment	(32,770,030)	(3,050,527)	—
Proceeds from maturities of trading securities	6,936,550	—	—
Proceeds from sales of trading securities	22,237,379	1,343,335	—
Purchases of available-for-sale securities	(1,254,235)	(2,045,926)	(2,714,047)
Proceeds from maturities of available-for-sale securities	463,055	304,811	991,472
Proceeds from sales of available-for-sale securities	511,194	—	375,468
Purchases of held-to-maturity securities	(74,433)	—	(125,000)
Proceeds from maturities of held-to-maturity securities	333,631	389,677	527,109
Proceeds from sales of held-to-maturity securities	—	99,267	162,789
Principal collected on advances	535,464,499	832,267,487	535,153,420
Advances made	(531,616,062)	(836,591,104)	(539,149,887)
Principal collected on mortgage loans held for portfolio	530,739	101,014	30,629
Purchases of mortgage loans held for portfolio	(2,431,776)	(1,409,487)	(783,106)
Purchases of premises, equipment and computer software	(4,044)	(4,621)	(3,484)
Net cash used in investing activities	(1,705,255)	(4,588,777)	(10,279,231)

	For the Years Ended December 31,
	2019	2018	2017
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	316,386	240,209	(151,274)
Net receipts (payments) on derivative contracts with financing elements	(169,372)	21,537	(86,007)
Net proceeds from issuance of consolidated obligations
Discount notes	299,439,428	282,147,079	379,976,259
Bonds	39,250,090	19,402,948	24,870,844
Debt issuance costs	(9,453)	(6,478)	(5,365)
Payments for maturing and retiring consolidated obligations
Discount notes	(300,795,531)	(278,987,984)	(374,433,733)
Bonds	(35,680,071)	(18,819,575)	(20,473,340)
Proceeds from issuance of capital stock	1,549,478	1,901,175	1,448,533
Payments for redemption of mandatorily redeemable capital stock	(2,391)	(5,675)	(17,934)
Payments for repurchase/redemption of capital stock	(1,711,435)	(1,716,490)	(1,072,618)
Cash dividends paid	(259)	(265)	(266)
Net cash provided by financing activities	2,186,870	4,176,481	10,055,099

Net increase (decrease) in cash and cash equivalents	(14,606)	(52,808)	60,269
Cash and cash equivalents at beginning of the year	35,157	87,965	27,696
Cash and cash equivalents at end of the year	$20,551	$35,157	$87,965

Supplemental disclosures
Interest paid	$1,559,919	$1,124,736	$521,619
AHP payments, net	$12,383	$8,985	$8,335
Variation margin recharacterized as settlement payments on derivative contracts (Note 12)	$—	$250,468	$72,053
Stock dividends issued	$75,637	$58,842	$32,104
Dividends paid through issuance of mandatorily redeemable capital stock	$27	$64	$138
Capital stock reclassified to mandatorily redeemable capital stock, net	$2,326	$6,576	$20,230
Right-of-use assets acquired by lease	$2,539	$—	$—

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
     Investment Securities. The Bank records investment securities on trade date. The Bank carries investment securities for which it has both the ability and intent to hold to maturity (held-to-maturity securities) at cost, adjusted for the amortization of premiums and accretion of discounts using the level-yield method. The carrying amount of held-to-maturity securities is further adjusted for any other-than-temporary impairment charges that were recorded on or before December 31, 2019, as described below. As discussed in Note 2, on January 1, 2020, the Bank adopted Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which amends the guidance related to the accounting for credit losses on financial instruments, including investment securities classified as held-to-maturity and available-for-sale, by replacing the impairment methodology with an expected credit loss methodology. The adoption of this guidance is not expected to have a material impact on the Bank's financial condition or results of operation.

The Bank classifies certain investment securities that it may sell before maturity as available-for-sale and carries them at fair value. For available-for-sale securities that have been hedged (with fixed-for-floating interest rate swaps) and qualify as fair value hedges, the Bank records the portion of the change in value related to the risk being hedged, together with the related change in the fair value of the derivative, in earnings. The Bank records the remainder of the change in value of the securities in other comprehensive income as “net unrealized gains (losses) on available-for-sale securities.”
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
Through December 31, 2019, the Bank evaluated outstanding available-for-sale and held-to-maturity securities for other-than-temporary impairment on a quarterly basis. An investment security was impaired if the fair value of the investment was less than its amortized cost. Amortized cost included adjustments (if any) made to the cost basis of an investment for accretion, amortization, the credit portion of previous other-than-temporary impairments and hedging. The Bank considered the impairment of a debt security to be other than temporary if the Bank (i) intended to sell the security, (ii) more likely than not would have been required to sell the security before recovering its amortized cost basis, or (iii) did not expect to recover the security’s entire amortized cost basis (even if the Bank did not intend to sell the security). Further, an impairment was considered to be other than temporary if the Bank’s best estimate of the present value of cash flows expected to be collected from the debt security was less than the amortized cost basis of the security (any such shortfall was referred to as a “credit loss”).
If an other-than-temporary impairment (“OTTI”) occurred because the Bank intended to sell an impaired debt security, or more likely than not would have been required to sell the security before recovery of its amortized cost basis, the impairment was recognized in earnings in an amount equal to the entire difference between fair value and amortized cost.
In instances in which a determination was made that a credit loss existed but the Bank did not intend to sell the debt security and it was not more likely than not that the Bank would have been required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the other-than-temporary impairment (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) was separated into (i) the amount of the total impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the total impairment related to all other factors (i.e., the non-credit component). The credit component was recognized in earnings and the non-credit component was recognized in other comprehensive income.
The non-credit component of any OTTI losses recognized in other comprehensive income for debt securities classified as held-to-maturity was (and will continue to be) accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures or, if on or prior to December 31, 2019, there was an additional other-than-temporary impairment that was recognized in earnings. In instances in which an additional other-than-temporary impairment was recognized in earnings, the amount of the credit loss was reclassified from accumulated other comprehensive income (loss) ("AOCI") to earnings. Further, if an additional other-than-temporary impairment was recognized in earnings and the held-to-maturity security’s then-current carrying amount exceeded its fair value, an additional non-credit impairment was concurrently recognized in other comprehensive income. Conversely, if an additional other-than-temporary impairment was recognized in earnings and the held-to-maturity security’s then-current carrying value was less than its fair value, the carrying value of the security was not increased. In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security was accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected was (and will continue to be) accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. Prior to January 1, 2020, in instances when there was a significant increase in a security's expected cash flows, the amount to be accreted was adjusted prospectively. Beginning January 1, 2020, accretion will not be adjusted for significant increases in expected cash flows. Those additional cash flows, if any, will be recognized when received.

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
     Allowance for Credit Losses. An allowance for credit losses is separately established for each of the Bank’s identified portfolio segments, if necessary, to provide for probable losses inherent in its financing receivables portfolio and other off-balance sheet credit exposures as of the balance sheet date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 8 - Allowance for Credit Losses for information regarding the determination of the allowance for credit losses on the Bank's financing receivables and other off-balance sheet credit exposures and Note 2 - Recently Issued Accounting Guidance for a discussion of the guidance regarding credit losses on financial instruments that became effective for the Bank on January 1, 2020.
A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses on financing receivables and other off-balance sheet credit exposures. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments: (1) advances and other extensions of credit to members, collectively referred to as “extensions of credit to members;” (2) government-guaranteed/insured mortgage loans held for portfolio; and (3) conventional mortgage loans held for portfolio.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. Government-guaranteed/insured loans are not placed on nonaccrual status.
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collateral-dependent loans that are 90 days or more past due are measured for impairment based on the fair value of the underlying mortgaged property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. A collateral-dependent loan is impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as it is for nonaccrual loans noted above.

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
     Real Estate Owned. Real estate owned includes assets that have been received in satisfaction of debt or as a result of actual or in-substance foreclosures. Real estate owned is carried at the lower of cost or fair value less estimated costs to sell and is included in other assets in the statements of condition. If the fair value of the real estate owned less estimated costs to sell is less than the recorded investment in the mortgage loan at the date of transfer, the Bank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statements of income.
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2019 and 2018, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $26,291,000 and $30,114,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $2,003,000, $2,156,000 and $2,212,000 during the years ended December 31, 2019, 2018 and 2017, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software, certain costs incurred in developing computer software for internal use, and implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. As of December 31, 2019 and 2018, the Bank had $5,988,000 and $4,727,000, respectively, in unamortized computer software costs included in other assets. Total software costs charged to expense were $8,313,000, $6,996,000 and $6,156,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Included in these total software costs was amortization of $2,097,000, $1,681,000 and $1,518,000, respectively.
     Derivatives and Hedging Activities. The Bank accounts for derivatives and hedging activities in accordance with the guidance in Topic 815 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") entitled “Derivatives and Hedging” (“ASC 815”). All derivatives are recognized on the statements of condition at their fair values, including accrued interest receivable and payable. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists.
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
As discussed in Note 2, effective January 1, 2019, the Bank adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") which, among other things, impacts the presentation of gains/losses on derivatives and hedging activities for qualifying hedges.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $4,479,000 and $3,295,000 at December 31, 2019 and 2018, respectively, and are recorded as a reduction in the balance of consolidated obligation bonds on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $3,553,000, $835,000 and $846,000 during the years ended December 31, 2019, 2018 and 2017, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $4,716,000, $4,586,000 and $3,589,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Note 2— Recently Issued Accounting Guidance
Guidance Adopted in 2019
Leases. On February 25, 2016, the FASB issued ASU 2016-02, "Leases" (“ASU 2016-02”), which requires entities that lease assets (lessees) to recognize in the balance sheet assets and liabilities for the rights and obligations created by those leases. Specifically, ASU 2016-02 requires a lessee of operating or finance leases to recognize a right-of-use asset and a liability to make lease payments for leases with terms of more than 12 months. Lessor accounting remains largely unchanged from current U.S. GAAP. The guidance is to be applied using a retrospective transition method to each period presented or, alternatively, by recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The transition method allowing for a cumulative effect adjustment to the opening balance of retained earnings is provided by ASU 2018-11, "Leases: Targeted Improvements" ("ASU 2018-11"). ASU 2018-11 was issued by the FASB on July 30, 2018. ASU 2016-02 also requires extensive quantitative and qualitative disclosures to help financial statement users understand the amount, timing and uncertainty of cash flows arising from leases. For public business entities, the guidance in ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Bank). Early adoption was permitted. The Bank adopted ASU 2016-02 effective January 1, 2019. In conjunction with the adoption of ASU 2016-02 (as amended by ASU 2018-11), the Bank recorded (on January 1, 2019) a cumulative effect adjustment to retained earnings of $25,000 and right-of-use assets and lease liabilities approximating $2,500,000. These assets and liabilities are included in other assets and other liabilities, respectively. Because these amounts are insignificant, the Bank has provided only limited quantitative disclosures and no qualitative disclosures regarding its right-of-use assets and lease liabilities in these financial statements (See Note 17 - Commitments and Contingencies).
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
Derivatives and Hedging. On August 28, 2017, the FASB issued ASU 2017-12, which is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the guidance provides for, but does not require, the use of a qualitative method of assessing hedge ineffectiveness. Among other things, the guidance also permits, but does not require, the following:

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
The Bank adopted ASU 2017-12 effective January 1, 2019. At adoption, the Bank did not modify any of its then existing fair value or cash flow hedging relationships. Because the Bank had not had any ineffectiveness associated with its cash flow hedges, a cumulative effect adjustment relating to such hedges was not required. The impact of recording fair value hedge ineffectiveness in the same line where the earnings effect of the hedged item is presented reduced net interest income by $17,909,000 and increased net gains on derivatives and hedging activities by an equal and offsetting amount for the year ended December 31, 2019. The amended presentation and disclosure guidance was applied prospectively; prior period comparative financial information has not been reclassified to conform to the current period presentation. Upon adoption, the Bank did not elect to change the way in which it assesses the effectiveness of its hedging relationships. The Bank is continuing to assess other opportunities that are available under the new guidance including, but not limited to, the use of the benchmark rate component to measure the hedged item in some of its fair value hedging relationships entered into after December 31, 2019 and the use of the last-of-layer method for its mortgage loans held for portfolio.
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
Guidance Adopted in 2020
Credit Losses on Financial Instruments. On June 16, 2016, the FASB issued ASU 2016-13, which amends the guidance for the accounting for credit losses on financial instruments by replacing the current incurred loss methodology with an expected credit loss methodology. Among other things, ASU 2016-13 requires:

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
For public business entities that file with the Securities and Exchange Commission, the guidance in ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Bank), and interim periods within those fiscal years. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the amendments are adopted. However, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the date of adoption. The Bank adopted ASU 2016-13 effective January 1, 2020. In conjunction with the adoption of this guidance, the Bank recorded (on January 1, 2020) a cumulative effect adjustment to retained earnings of $2,191,000 and a corresponding increase in the allowance for credit losses on mortgage loans held for portfolio.
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
The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for the Bank). The new disclosure requirements and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. In addition, an entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 on January 1, 2020 did not have any impact on the Bank's results of operations or financial condition.
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
For public business entities, ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for the Bank). Early adoption is permitted, including adoption in any interim period. The guidance is to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this guidance on January 1, 2020 did not have a material impact on the Bank's results of operations or financial condition.

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
For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The guidance is to be applied on a retrospective basis to all periods presented. The adoption of ASU 2018-14 is not expected to significantly impact the Bank's disclosures and it will not have any impact on the Bank's results of operations or financial condition.
Reference Rate Reform. On March 12, 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity.
ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020 but no later than December 31, 2022.
The Bank expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Bank is still evaluating the guidance and therefore the impact of the adoption of ASU 2020-04 on the Bank's financial condition and results of operations has not yet been determined.

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
U.S. Treasury Notes	$4,532,126	$1,818,178
U.S. Treasury Bills	928,010	—
Total	$5,460,136	$1,818,178
Net gains (losses) on trading securities during the years ended December 31, 2019, 2018 and 2017 included changes in net unrealized holding gain (loss) of $11,528,000, $(1,160,000) and $1,822,000 for securities that were held on December 31, 2019, 2018 and 2017, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$447,072	$6,124	$—	$453,196
GSE obligations	5,501,456	84,911	1,986	5,584,381
Other	45,217	342	—	45,559
	5,993,745	91,377	1,986	6,083,136
GSE commercial MBS	10,627,922	79,875	24,433	10,683,364
Total	$16,621,667	$171,252	$26,419	$16,766,500
Available-for-sale securities as of December 31, 2018 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$447,365	$5,652	$21	$452,996
GSE obligations	5,610,796	77,868	1,831	5,686,833
Other	170,367	461	—	170,828
	6,228,528	83,981	1,852	6,310,657
GSE commercial MBS	9,477,647	73,052	36,201	9,514,498
Total	$15,706,175	$157,033	$38,053	$15,825,155
Included in the table above are GSE commercial MBS ("CMBS") that were purchased in 2018 but which did not settle until 2019. The aggregate amount due of $125,927,000 as of December 31, 2018 is included in other liabilities on the statement of condition at that date.
Other debentures are comprised of securities issued by the Private Export Funding Corporation ("PEFCO"). These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government. The amortized cost of the Bank's available-for-sale securities includes hedging adjustments.
The following table summarizes (dollars in thousands) the available-for-sale securities with unrealized losses as of December 31, 2019. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	—	$—	$—	3	$128,794	$1,986	3	$128,794	$1,986
GSE commercial MBS	34	1,031,193	3,331	67	2,222,955	21,102	101	3,254,148	24,433
Total	34	$1,031,193	$3,331	70	$2,351,749	$23,088	104	$3,382,942	$26,419

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

At December 31, 2019, the gross unrealized losses on the Bank’s available-for-sale securities were $26,419,000. All of the Bank's available-for-sale securities are either guaranteed by the U.S. government, issued by GSEs, or fully secured by collateral that is guaranteed by the U.S. government. As of December 31, 2019, the U.S. government and the issuers of the Bank’s holdings of GSE debentures and GSE CMBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and
AA+ by S&P Global Ratings (“S&P”). The Bank's holdings of PEFCO debentures were rated triple-A by Moody's and were not rated by S&P at that date. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at December 31, 2019 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that its holdings of GSE CMBS that were in an unrealized loss position at December 31, 2019 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank did not consider any of these investments to be other-than-temporarily impaired at December 31, 2019.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2019 and 2018 are presented below (in thousands).

	December 31, 2019		December 31, 2018
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$298,084	$299,005	$445,731	$446,227
Due after one year through five years	3,465,898	3,504,780	2,398,495	2,420,763
Due after five years through ten years	2,183,310	2,231,183	3,256,389	3,312,322
Due after ten years	46,453	48,168	127,913	131,345
	5,993,745	6,083,136	6,228,528	6,310,657
GSE commercial MBS	10,627,922	10,683,364	9,477,647	9,514,498
Total	$16,621,667	$16,766,500	$15,706,175	$15,825,155
Interest Rate Payment Terms. At December 31, 2019 and 2018, all of the Bank’s available-for-sale securities were fixed rate securities that were swapped to a variable rate.
Sales of Securities. During the year ended December 31, 2019, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $510,342,000. Proceeds from the sales totaled $511,194,000, resulting in realized gains of $852,000. There were no sales of available-for-sale securities during the year ended December 31, 2018. During the year ended December 31, 2017, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $374,069,000. Proceeds from the sales totaled $375,468,000, resulting in net realized gains of $1,399,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$5,862	$—	$5,862	$12	$—	$5,874
State housing agency obligations	109,478	—	109,478	—	908	108,570
	115,340	—	115,340	12	908	114,444
Mortgage-backed securities
GSE residential MBS	1,036,585	—	1,036,585	2,581	3,435	1,035,731
Non-agency residential MBS	62,885	8,640	54,245	11,641	481	65,405
	1,099,470	8,640	1,090,830	14,222	3,916	1,101,136
Total	$1,214,810	$8,640	$1,206,170	$14,234	$4,824	$1,215,580

Held-to-maturity securities as of December 31, 2018 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$7,604	$—	$7,604	$11	$—	$7,615
State housing agency obligations	135,000	—	135,000	10	1,043	133,967
	142,604	—	142,604	21	1,043	141,582
Mortgage-backed securities
U.S. government-guaranteed residential MBS	475	—	475	1	—	476
GSE residential MBS	1,253,573	—	1,253,573	6,022	1,117	1,258,478
Non-agency residential MBS	76,294	10,667	65,627	13,222	694	78,155
	1,330,342	10,667	1,319,675	19,245	1,811	1,337,109
Total	$1,472,946	$10,667	$1,462,279	$19,266	$2,854	$1,478,691
The following table summarizes (dollars in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2019. The unrealized losses include other-than-temporary impairments recorded in AOCI and gross unrecognized holding losses (or, in the case of the Bank's holdings of non-agency residential MBS, gross unrecognized holding gains) and are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
State housing agency obligations	1	$74,033	$446	1	$34,538	$462	2	$108,571	$908
Mortgage-backed securities
GSE residential MBS	41	412,701	975	32	414,818	2,460	73	827,519	3,435
Non-agency residential MBS	—	—	—	13	34,563	1,329	13	34,563	1,329
Total	42	$486,734	$1,421	46	$483,919	$4,251	88	$970,653	$5,672

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
At December 31, 2019, the gross unrealized losses on the Bank’s held-to-maturity securities were $5,672,000, of which $1,329,000 were attributable to its holdings of non-agency (i.e., private label) residential MBS, $3,435,000 were attributable to securities that are issued and guaranteed by GSEs and $908,000 were attributable to securities issued by a state housing agency.
As of December 31, 2019, the U.S. government and the issuers of the Bank's holdings of GSE residential MBS ("RMBS") were rated triple-A by Moody's and AA+ by S&P. Based upon the Bank's assessment of the strength of the GSEs' guarantees and the credit ratings assigned by Moody's and S&P, the Bank expects that its holdings of GSE RMBS that were in an unrealized loss position at December 31, 2019 would not be settled at an amount less than the Bank’s amortized cost bases in these investments. In addition, based upon the Bank’s assessment of the creditworthiness of the state housing agency and the triple-A credit ratings assigned by Moody's and S&P, the Bank expects that the state housing agency debentures that were in an unrealized loss position at December 31, 2019 would not be settled at an amount less than the Bank’s amortized cost basis in these investments. Because the current market value deficits associated with these securities are not attributable to credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank did not consider any of these investments to be other-than-temporarily impaired at December 31, 2019.
The deterioration in the U.S. housing markets that occurred primarily during the period from 2007 through 2011, as reflected during that period by declines in the values of residential real estate and higher levels of delinquencies, defaults and losses on residential mortgages, including the mortgages underlying the Bank’s non-agency RMBS, generally increased the risk that the Bank may not ultimately recover the entire cost bases of some of its non-agency RMBS. However, based upon its analysis of the securities in this portfolio, the Bank believes that the unrealized losses as of December 31, 2019 were principally the result of liquidity risk related discounts in the non-agency RMBS market and do not accurately reflect the currently likely future credit performance of the securities.
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
To assess whether the entire amortized cost bases of its 22 non-agency RMBS holdings are likely to be recovered, the Bank performed a cash flow analysis for each security as of the end of each calendar quarter in 2019 using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2019 assumed changes in home prices ranging from declines of 4 percent to increases of 8 percent over the 12-month period beginning October 1, 2019. For the vast majority of markets, the changes were projected to range from increases of 2 percent to 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
Based on the results of its cash flow analyses, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired in 2019.
During the year ended December 31, 2016, one of the Bank's non-agency RMBS was determined to be other-than-temporarily impaired. In addition, 14 of the Bank's holdings of non-agency RMBS were determined to be other-than-temporarily impaired in periods prior to 2013.
The following table presents a rollforward for the years ended December 31, 2019, 2018 and 2017 of the amount related to credit losses on the Bank’s non-agency RMBS holdings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) (in thousands).

	Year Ended December 31,
	2019	2018	2017
Balance of credit losses, beginning of year	$8,551	$9,443	$10,515
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(714)	(892)	(1,072)
Balance of credit losses, end of year	7,837	8,551	9,443
Cumulative principal shortfalls on securities held at end of year	(2,085)	(2,084)	(2,067)
Cumulative amortization of the time value of credit losses at end of year	1,013	802	590
Credit losses included in the amortized cost bases of other-than-temporarily impaired securities at end of year	$6,765	$7,269	$7,966
 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2019 and 2018 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2019			December 31, 2018
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$5,862	$5,862	$5,874	$3,497	$3,497	$3,499
Due after five years through ten years	—	—	—	4,107	4,107	4,116
Due after ten years	109,478	109,478	108,570	135,000	135,000	133,967
	115,340	115,340	114,444	142,604	142,604	141,582
Mortgage-backed securities	1,099,470	1,090,830	1,101,136	1,330,342	1,319,675	1,337,109
Total	$1,214,810	$1,206,170	$1,215,580	$1,472,946	$1,462,279	$1,478,691
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $1,952,000 and $2,457,000 at December 31, 2019 and 2018, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2019 and 2018 (in thousands):

	2019	2018
Amortized cost of variable-rate held-to-maturity securities other than MBS	$115,340	$142,604
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	36	57
Collateralized mortgage obligations
Fixed-rate	57	135
Variable-rate	1,099,377	1,330,150
	1,099,470	1,330,342
Total	$1,214,810	$1,472,946
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2019 or 2018.
Sales of Securities. The Bank did not sell any held-to-maturity securities during the year ended December 31, 2019. During the year ended December 31, 2018, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $97,596,000. Proceeds from the sales totaled $99,267,000, resulting in realized gains of $1,671,000. During the year ended December 31, 2017 the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $158,806,000. Proceeds from the sales totaled $162,789,000, resulting in realized gains of $3,983,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At December 31, 2019 and 2018, the Bank had advances outstanding at interest rates ranging from 0.48 percent to 8.27 percent and from 0.88 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	2019		2018
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$613	1.45%	$—	—%
Due in one year or less	16,683,401	1.72	21,718,709	2.49
Due after one year through two years	1,491,736	2.35	2,986,350	2.48
Due after two years through three years	1,125,342	2.38	1,272,214	2.42
Due after three years through four years	742,698	2.67	951,787	2.49
Due after four years through five years	1,435,402	2.11	632,862	2.84
Due after five years	15,464,698	1.69	13,230,406	2.42
Total par value	36,943,890	1.79%	40,792,328	2.47%
Premiums	—		12
Deferred net prepayment fees	(6,657)		(8,683)
Commitment fees	(99)		(108)
Hedging adjustments	180,321		10,264
Total	$37,117,455		$40,793,813
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2019 and 2018, the Bank had aggregate prepayable and callable advances totaling $10,428,894,000 and $10,446,628,000, respectively.

The following table summarizes advances outstanding at December 31, 2019 and 2018, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	2019	2018
Overdrawn demand deposit accounts	$613	$—
Due in one year or less	26,716,128	32,024,714
Due after one year through two years	1,408,317	2,434,821
Due after two years through three years	1,018,388	1,178,054
Due after three years through four years	691,905	848,047
Due after four years through five years	1,030,243	565,334
Due after five years	6,078,296	3,741,358
Total par value	$36,943,890	$40,792,328
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2019 and 2018, the Bank had putable advances outstanding totaling $6,796,500,000 and $3,094,300,000, respectively.
The following table summarizes advances at December 31, 2019 and 2018, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2019	2018
Overdrawn demand deposit accounts	$613	$—
Due in one year or less	21,999,901	24,612,509
Due after one year through two years	1,851,736	3,136,850
Due after two years through three years	1,195,342	1,312,214
Due after three years through four years	791,498	951,787
Due after four years through five years	1,191,402	611,662
Due after five years	9,913,398	10,167,306
Total par value	$36,943,890	$40,792,328
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, savings institutions and credit unions. At December 31, 2019, the Bank had advances of $3,800,000,000 outstanding to its largest borrower, Comerica Bank, which represented approximately 10.3 percent of advances outstanding at that date. Interest income from advances to Comerica Bank totaled $96,367,000 for the year ended December 31, 2019. No other borrowers represented more than 10 percent of the Bank's outstanding advances at December 31, 2019 or more than 10 percent of interest income on advances for the year ended December 31, 2019. No borrower represented more than 10 percent of advances outstanding at December 31, 2018 or 2017 or more than 10 percent of interest income on advances for the years ended December 31, 2018 or 2017.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2019 and 2018 (in thousands):

	2019	2018
Fixed-rate
Due in one year or less	$16,054,501	$21,558,023
Due after one year	9,911,487	8,503,772
Total fixed-rate	25,965,988	30,061,795
Variable-rate
Due in one year or less	629,513	160,686
Due after one year	10,348,389	10,569,847
Total variable-rate	10,977,902	10,730,533
Total par value	$36,943,890	$40,792,328

At December 31, 2019 and 2018, 39 percent and 24 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2019, 2018 and 2017 were $2,130,000, $1,807,000 and $2,158,000, respectively. None of the gross advance prepayment fees received during the years ended December 31, 2019 and 2018 were deferred. During the year ended December 31, 2017, the Bank deferred $884,000 of the gross advance prepayment fees received during the year.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the years ended December 31, 2019 and 2017, symmetrical prepayment advances with aggregate par values of $5,000,000 and $17,000,000, respectively, were prepaid. The differences by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $68,000 and $194,000, respectively, and were recorded in prepayment fees on advances, net of the associated hedging adjustments on the advances. There were no prepayments of symmetrical prepayment advances during the year ended December 31, 2018.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). The following table presents information as of December 31, 2019 and 2018 for mortgage loans held for portfolio (in thousands):

	2019	2018
Fixed-rate medium-term* single-family mortgages	$33,954	$10,885
Fixed-rate long-term single-family mortgages	3,960,393	2,127,142
Premiums	78,643	45,259
Discounts	(1,821)	(1,757)
Deferred net derivative gains associated with mortgage delivery commitments	5,444	4,467
Total mortgage loans held for portfolio	4,076,613	2,185,996
Less: allowance for credit losses	(1,149)	(493)
Total mortgage loans held for portfolio, net of allowance for credit losses	$4,075,464	$2,185,503
________________________________________
*Medium-term is defined as an original term of 15 years or less.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2019 and 2018 was comprised of government-guaranteed/insured loans totaling $13,377,000 and $15,880,000, respectively, and conventional loans totaling $3,980,970,000 and $2,122,147,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2019, 2018 and 2017, mortgage loan interest income was reduced by CE fees totaling $2,134,000, $1,306,000 and $345,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2019, 2018 and 2017, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $6,000, $8,000 and $10,000, respectively.

Note 8—Allowance for Credit Losses
For its financing receivables and other off-balance sheet credit exposures, the Bank has established an allowance methodology for each of its portfolio segments: advances and other extensions of credit to members/borrowers, collectively referred to as "extensions of credit to members"; government-guaranteed/insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.
     Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2019 included all FDIC-insured institutions with average total assets as of December 31, 2018, 2017 and 2016 of less than $1.199 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2019 or 2018.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2019 and 2018, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2019 and 2018, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
     Mortgage Loans — Conventional Mortgage Loans. The allowance for losses on conventional mortgage loans was determined by an analysis that includes consideration of various data such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics and prevailing economic conditions. The allowance for losses on conventional mortgage loans also factors in the credit enhancement under the MPF program. Any incurred losses that were expected to be recovered from the credit enhancements were not reserved as part of the Bank’s allowance for loan losses.

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the recorded investment (including accrued interest) by payment status for mortgage loans at December 31, 2019 and 2018 (dollars in thousands).

	December 31, 2019			December 31, 2018
	Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$37,632	$464	$38,096	$11,241	$614	$11,855
60-89 days delinquent	2,728	189	2,917	1,816	135	1,951
90 days or more delinquent	6,106	80	6,186	1,410	156	1,566
Total past due	46,466	733	47,199	14,467	905	15,372
Total current loans	4,038,455	12,822	4,051,277	2,166,660	15,139	2,181,799
Total mortgage loans	$4,084,921	$13,555	$4,098,476	$2,181,127	$16,044	$2,197,171
Other delinquency statistics:
In process of foreclosure(1)	$1,752	$36	$1,788	$481	$77	$558
Serious delinquency rate (2)	0.2%	0.6%	0.2%	0.1%	1.0%	0.1%
Past due 90 days or more and still accruing interest (3)	$—	$80	$80	$—	$156	$156
Nonaccrual loans	$7,304	$—	$7,304	$1,410	$—	$1,410
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
________________________________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(3)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.
At December 31, 2019 and 2018, the Bank’s other assets included $15,000 and $7,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each seriously delinquent mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At December 31, 2019 and 2018, the Bank did not have any troubled debt restructurings related to mortgage loans. At these dates, the estimated value of the collateral securing each seriously delinquent loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve was established for any of the seriously delinquent mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans and current economic conditions, the Bank determined that an allowance for loan losses of $1,149,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at December 31, 2019.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$493	$271	$141
Provision for credit losses	656	222	130
Balance, end of year	$1,149	$493	$271

The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of December 31, 2019 and 2018 (in thousands).

	December 31,
	2019	2018
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$1,149	$493

Recorded investment
Individually evaluated for impairment	$6,106	$1,410
Collectively evaluated for impairment	4,078,815	2,179,717
	$4,084,921	$2,181,127

Note 9—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate, or a stepped fixed rate schedule, that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 2.05 percent, 1.75 percent and 0.89 percent during 2019, 2018 and 2017, respectively. None of the deposits are federally insured. For additional information regarding other interest-bearing deposits, see Note 13.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Interest-bearing
Demand and overnight	$1,190,967	$816,322
Term	95,232	147,650
Non-interest bearing (other)	20	20
Total deposits	$1,286,219	$963,992

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
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.026 trillion and $1.032 trillion at December 31, 2019 and 2018, respectively. The Bank was the primary obligor on approximately $70.1 billion and $68.0 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

     General Terms. Consolidated obligation bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets such as LIBOR, SOFR or the federal funds rate. To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into interest rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2019 and 2018 (in thousands, at par value).

	2019	2018
Fixed-rate	$21,529,815	$15,606,555
Variable-rate	12,642,000	10,029,850
Step-up	1,337,500	6,202,500
Step-down	175,000	275,000
Total par value	$35,684,315	$32,113,905
At December 31, 2019 and 2018, 86 percent and 90 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.
Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2019 and 2018, by contractual maturity (dollars in thousands):

	2019		2018
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$16,900,625	1.75%	$14,798,025	2.11%
Due after one year through two years	7,849,605	1.76	4,943,910	2.07
Due after two years through three years	2,269,005	2.21	4,093,605	2.12
Due after three years through four years	1,912,490	2.42	2,686,995	2.24
Due after four years through five years	3,811,615	2.16	2,641,210	2.92
Due after five years	2,940,975	2.52	2,950,160	2.58
Total par value	35,684,315	1.93%	32,113,905	2.22%
Premiums	1,091		2,241
Discounts	(781)		(1,295)
Debt issuance costs	(4,479)		(3,295)
Hedging adjustments	65,681		(179,627)
Total	$35,745,827		$31,931,929

At December 31, 2019 and 2018, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2019	2018
Non-callable bonds	$22,188,915	$20,662,505
Callable bonds	13,495,400	11,451,400
Total par value	$35,684,315	$32,113,905
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2019 and 2018, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2019	2018
Due in one year or less	$25,936,025	$23,532,425
Due after one year through two years	6,397,605	3,804,410
Due after two years through three years	1,649,005	1,931,605
Due after three years through four years	1,193,590	1,618,095
Due after four years through five years	409,615	971,210
Due after five years	98,475	256,160
Total par value	$35,684,315	$32,113,905
     Discount Notes. At December 31, 2019 and 2018, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2019	$34,327,886	$34,405,724	1.57%
December 31, 2018	$35,731,713	$35,882,027	2.30%

Note 11—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings before the contribution. There was no shortfall during the years ended December 31, 2019, 2018 or 2017. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2019, 2018 or 2017.
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

The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Balance, beginning of year	$44,358	$31,246	$22,871
AHP assessment	25,272	22,097	16,710
Grants funded, net of recaptured amounts	(12,383)	(8,985)	(8,335)
Balance, end of year	$57,247	$44,358	$31,246

Note 12—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2019 or 2018.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2019 and 2018 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2019

Assets

Derivatives
Bilateral derivatives	$22,721	$(10,978)	$11,743	$(5,313)	(2)	$6,430
Cleared derivatives	33,618	(4,090)	29,528	—		29,528
Total derivatives	56,339	(15,068)	41,271	(5,313)		35,958
Securities purchased under agreements to resell	4,310,000	—	4,310,000	(4,310,000)		—

Total assets	$4,366,339	$(15,068)	$4,351,271	$(4,315,313)		$35,958

Liabilities

Derivatives
Bilateral derivatives	$168,297	$(164,442)	$3,855	$—		$3,855
Cleared derivatives	4,138	(4,138)	—	—	(3)	—

Total liabilities	$172,435	$(168,580)	$3,855	$—		$3,855

December 31, 2018

Assets

Derivatives
Bilateral derivatives	$35,923	$(26,074)	$9,849	$(3,380)	(2)	$6,469
Cleared derivatives	7,773	(7,744)	29	—		29
Total derivatives	43,696	(33,818)	9,878	(3,380)		6,498
Securities purchased under agreements to resell	6,215,000	—	6,215,000	(6,215,000)		—

Total assets	$6,258,696	$(33,818)	$6,224,878	$(6,218,380)		$6,498

Liabilities

Derivatives
Bilateral derivatives	$189,654	$(181,022)	$8,632	$—		$8,632
Cleared derivatives	45,025	(7,666)	37,359	(37,359)	(4)	—

Total liabilities	$234,679	$(188,688)	$45,991	$(37,359)		$8,632

_____________________________

(1)	Any overcollateralization at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
The Bank had pledged securities with an aggregate fair value of $842,256,000 at December 31, 2019 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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

Note 13—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of December 31, 2019, it was not a party to any forward rate agreements.
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
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank has entered into interest rate cap agreements, only one of which remained outstanding at December 31, 2019. These derivatives are treated as economic hedges.
All of the Bank's available-for-sale securities are fixed-rate agency and other highly rated debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
    The majority of the Bank's trading securities are fixed-rate U.S. Treasury Notes. To convert most of these fixed-rate investment securities to a short-term floating rate, the Bank entered into fixed-for-floating interest rate exchange agreements that are indexed to the OIS rate. These derivatives are treated as economic hedges.
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
From time to time, a small portion of the Bank’s variable-rate advances may be subject to interest rate caps that would limit the variable-rate coupons if short-term interest rates rise above a predetermined level. To hedge the cap risk embedded in these advances, the Bank will generally enter into interest rate cap agreements. This type of hedge is treated as a fair value hedge.
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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at December 31, 2019 and 2018 (in thousands).

	December 31, 2019			December 31, 2018
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances (1)	$10,102,510	$5,117	$134,520	$7,171,033	$4,273	$36,521
Available-for-sale securities (1)	16,114,507	28,049	19,718	15,981,523	8,501	55,202
Consolidated obligation bonds (1)	19,861,615	14,000	13,619	19,824,055	21,112	130,806
Consolidated obligation discount notes (2)	1,043,000	2,503	—	865,000	—	2,480
Total derivatives designated as hedging instruments under ASC 815	47,121,632	49,669	167,857	43,841,611	33,886	225,009
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	255,000	25	16	2,500	—	—
Available-for-sale securities	3,144	4	—	3,156	—	10
Mortgage loans held for portfolio	339,600	343	1,118	150,600	158	198
Consolidated obligation discount notes	1,000,000	—	—	—	—	—
Trading securities	3,700,000	171	8	1,713,000	5	39
Intermediary transactions	842,036	5,312	2,355	1,228,345	3,742	6,245
Other	925,000	328	1,069	425,000	1,425	—
Interest rate swaptions related to mortgage loans held for portfolio	145,000	381	—	185,000	1,234	—
Mortgage delivery commitments	31,765	94	—	11,687	62	—
Interest rate caps and floors
Held-to-maturity securities	500,000	—	—	1,000,000	6	—
Intermediary transactions	80,000	12	12	541,000	3,178	3,178
Total derivatives not designated as hedging instruments under ASC 815	7,821,545	6,670	4,578	5,260,288	9,810	9,670
Total derivatives before collateral and netting adjustments	$54,943,177	56,339	172,435	$49,101,899	43,696	234,679
Cash collateral and related accrued interest		(3,440)	(156,903)		(9,287)	(164,237)
Cash received or remitted in excess of variation margin requirements		(5)	(54)		(93)	(13)
Netting adjustments		(11,623)	(11,623)		(24,438)	(24,438)
Total collateral and netting adjustments(3)		(15,068)	(168,580)		(33,818)	(188,688)
Net derivative balances reported in statements of condition		$41,271	$3,855		$9,878	$45,991
________________________________________

(1)	Derivatives designated as fair value hedges.

(2)	Derivatives designated as cash flow hedges.

(3)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Net Gains (Losses) on Derivatives and Hedging Activities	Other Comprehensive Income (Loss)
Year Ended December 31, 2019

Total amount of the financial statement line item	$906,671	$465,023	$(711,240)	$(780,165)	$24,687	$(28,952)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(122,094)	$(760,621)	$212,198	$—	$—	$—
Hedged items	170,055	796,381	(245,307)	—	—	—
Net gains (losses) on fair value hedging relationships	$47,961	$35,760	$(33,109)	$—	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$1,829	$—	$(1,829)
Recognized in OCI	—	—	—	—	—	(54,777)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$1,829	$—	$(56,606)

Year Ended December 31, 2018 (1)

Total amount of the financial statement line item	$828,929	$417,793	$(659,943)	$(560,824)	$(10,256)	$(92,325)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$17,492	$22,474	$(39,478)	$—	$120,825	$—
Hedged items (2)	—	—	—	—	(119,003)	—
Net gains (losses) on fair value hedging relationships	$17,492	$22,474	$(39,478)	$—	$1,822	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$950	$—	$(950)
Recognized in OCI	—	—	—	—	—	(823)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$950	$—	$(1,773)

Year Ended December 31, 2017 (1)

Total amount of the financial statement line item	$421,588	$239,193	$(327,644)	$(233,698)	$4,668	$157,116

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(31,950)	$(104,042)	$39,831	$—	$99,962	$—
Hedged items (2)	—	—	—	—	(103,398)	—
Net gains (losses) on fair value hedging relationships	$(31,950)	$(104,042)	$39,831	$—	$(3,436)	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(2,375)	$—	$2,375
Recognized in OCI	—	—	—	—	—	(2,570)
Net losses on cash flow hedging relationships	$—	$—	$—	$(2,375)	$—	$(195)
_____________________________

(1)	Prior year amounts have not been reclassified to conform to the new hedge accounting presentation requirements which became effective on January 1, 2019.

(2)	Excludes amortization/accretion on closed fair value relationships.

For the years ended December 31, 2019, 2018 and 2017, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At December 31, 2019, $5,346,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At December 31, 2019, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of December 31, 2019 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
Advances	$10,283,221	$175,343	$4,978	$180,321
Available-for-sale securities	16,621,667	346,741	(985)	345,756
Consolidated obligation bonds	(20,310,223)	(64,027)	(1,654)	(65,681)
_____________________________

(1)	Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.

(2)	Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.

The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Gain (Loss) Recognized in Other Income (Loss) for the Year Ended December 31,
	2019	2018	2017
Derivatives and hedged items in ASC 815 fair value hedging relationships(1)
Interest rate swaps	$—	$1,866	$(3,414)
Interest rate swaptions	—	(44)	(22)
Total net gain (loss) related to fair value hedge ineffectiveness	—	1,822	(3,436)
Derivatives not designated as hedging instruments under ASC 815
Net interest income (expense) on interest rate swaps	(3,414)	(1,389)	1,535
Interest rate swaps	28,408	(2,586)	3,730
Interest rate swaptions	(2,728)	(239)	—
Interest rate caps and floors	86	116	(255)
Mortgage delivery commitments	2,097	1,912	2,329
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	24,449	(2,186)	7,339
Price alignment amount on variation margin for daily settled derivative contracts(2)	238	(9,892)	765
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$24,687	$(10,256)	$4,668

_____________________________

(1)	For the year ended December 31, 2019, all of the effects of derivatives and associated hedged items in ASC 815 fair value hedging relationships are reported in net interest income.

(2)
The amounts reported for the year ended December 31, 2019 reflect the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments under ASC 815. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments under ASC 815 are recorded in the same line item as the earnings effect of the hedged item. The amounts reported for the years ended December 31, 2018 and 2017 reflect the price alignment amounts on variation margin for all daily settled derivative contracts.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. The majority of the Bank's derivative transactions have been cleared through third-party central clearinghouses (as of December 31, 2019, the notional balance of cleared transactions outstanding totaled $33.7 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of December 31, 2019, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $20.7 billion and $0.5 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during 2019, 2018 and 2017, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). During the years ended December 31, 2019, 2018 and 2017, the Bank repurchased surplus stock totaling $739,733,000, $764,264,000 and $423,322,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2019 and 2018, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $2,296,000 and $5,501,000, respectively.
The following table presents total excess stock at December 31, 2019 and 2018 (in thousands).

	2019	2018
Excess stock
Capital stock	$624,902	$575,205
Mandatorily redeemable capital stock	2,066	975
Total	$626,968	$576,180
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2019 or 2018. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.

At all times during the three years ended December 31, 2019, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$881,970	$3,706,059	$1,159,443	$3,643,234
Total capital	$3,015,264	$3,706,059	$2,910,932	$3,643,234
Total capital-to-assets ratio	4.00%	4.92%	4.00%	5.01%
Leverage capital	$3,769,080	$5,559,088	$3,638,665	$5,464,851
Leverage capital-to-assets ratio	5.00%	7.37%	5.00%	7.51%
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

At December 31, 2019, the Bank had $7,140,000 in outstanding capital stock subject to mandatory redemption held by 6 institutions. As of December 31, 2018, the Bank had $6,979,000 in outstanding capital stock subject to mandatory redemption held by 8 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2019, 2018 and 2017, dividends on mandatorily redeemable capital stock in the amount of $189,000, $101,000 and $107,000, respectively, were recorded as interest expense in the statements of income.
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
The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2019 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2020	$214
2022	428
2023	6,228
2024	270
Total	$7,140
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2019, 2018 and 2017 (in thousands).

Balance, January 1, 2017	$3,417
Capital stock that became subject to mandatory redemption during the year	20,269
Mandatorily redeemable capital stock reclassified to equity during the year	(39)
Redemption/repurchase of mandatorily redeemable capital stock	(17,934)
Stock dividends classified as mandatorily redeemable	228
Balance, December 31, 2017	5,941
Capital stock that became subject to mandatory redemption during the year	6,688
Mandatorily redeemable capital stock reclassified to equity during the year	(112)
Redemption/repurchase of mandatorily redeemable capital stock	(5,675)
Stock dividends classified as mandatorily redeemable	137
Balance, December 31, 2018	6,979
Capital stock that became subject to mandatory redemption during the year	2,326
Redemption/repurchase of mandatorily redeemable capital stock	(2,391)
Stock dividends classified as mandatorily redeemable	226
Balance, December 31, 2019	$7,140
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

The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2019, 2018 and 2017:

	2019	2018	2017
Number of institutions, beginning of year	8	15	15
Due to mergers and acquisitions	2	1	2
Due to withdrawals	—	1	1
Due to liquidation	—	1	1
Recission of withdrawal notice	—	(1)	—
Terminations completed during the year	(4)	(9)	(4)
Number of institutions, end of year	6	8	15
The Bank did not receive any stock redemption notices in 2019, 2018 or 2017.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2018. For the plan years ended June 30, 2018 and 2017, the Bank's contributions did not represent more than 5 percent of the total contributions to the plan.
The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2019		2018		2017
Net pension cost charged to compensation and benefit expense for the year ended December 31	$5,200		$5,200		$5,214
Pentegra DB Plan funded status as of July 1	108.6%	(a)	111.0%	(b)	111.8%
Bank's funded status as of July 1	94.8%		97.4%		97.7%
____________

(a)
The Pentegra DB Plan's funded status as of July 1, 2019 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2019 through March 15, 2020. Contributions made during the period from July 1, 2019 through March 15, 2020 and designated for the plan year ended June 30, 2019 will be included in the final valuation as of July 1, 2019. The final funded status as of July 1, 2019 will not be available until the Form 5500 for the plan year July 1, 2019 through June 30, 2020 is filed (this Form 5500 is due to be filed no later than April 2021).

(b)
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

Prior to December 1, 2018, the Bank participated in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra DC Plan”), a tax-qualified defined contribution plan. Effective December 1, 2018, the Bank established the FHLBank of Dallas 401(k) Retirement Plan (the "FHLB Dallas DC Plan"), a tax-qualified defined contribution plan which replaced the Pentegra DC Plan for all active employees. In connection with the establishment of the FHLB Dallas DC Plan, substantially all active employee account balances were transferred from the Pentegra DC Plan to the FHLB Dallas DC Plan. The Bank’s contributions to the FHLB Dallas DC Plan (and, previously, the Pentegra DC Plan) are (were) equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2019, 2018 and 2017, the Bank contributed an aggregate amount of $1,651,000, $1,440,000 and $1,411,000, respectively, to these plans.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $6,998,000 and $5,528,000 at December 31, 2019 and 2018, respectively. Compensation and benefits expense includes accrued earnings (losses) on deferred employee compensation and Bank contributions totaling $1,136,000, $(268,000) and $585,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (losses) on those deferrals, was $3,338,000 and $2,671,000 at December 31, 2019 and 2018, respectively.

Other operating expense includes accrued earnings (losses) on deferred director compensation totaling $343,000, $(113,000) and $192,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “SERP”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the SERP was established. Each participant’s benefit under the SERP consists of contributions that were made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the SERP. Contributions to the SERP are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation or current intention to make future contributions to the SERP. The Bank’s accrued liability under this plan was $3,809,000 and $4,062,000 at December 31, 2019 and 2018, respectively. The Bank did not make any contributions to the SERP during the years ended December 31, 2019, 2018 or 2017.
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
The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Change in APBO
APBO at beginning of year	$566	$550
Service cost	27	28
Interest cost	23	25
Actuarial loss	152	161
Participant contributions	174	180
Benefits paid	(306)	(378)
APBO at end of year	636	566
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid by the Bank	132	198
Participant contributions	174	180
Benefits paid	(306)	(378)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(636)	$(566)

Amounts recognized in AOCI at December 31, 2019 and 2018 consist of the following (in thousands):

	December 31,
	2019	2018
Net actuarial gain	$1,139	$1,385
Prior service cost	(89)	(109)
	$1,050	$1,276
The amounts in AOCI include $20,000 of prior service cost and $80,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit credit in 2020.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 5.2 percent for 2020. For 2019, 2018 and 2017, gross health care cost trend rates of 5.5 percent, 6.6 percent and 7.6 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.03 percent per year to a final rate of 3.8 percent in 2075 and thereafter. To compute the APBO at December 31, 2019 and 2018, weighted average discount rates of 3.34 percent and 4.10 percent were used. Weighted average discount rates of 4.10 percent, 3.74 percent and 3.12 percent were used to compute the net periodic benefit cost (credit) for 2019, 2018 and 2017, respectively.
Components of net periodic benefit cost (credit) for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Service cost	$27	$28	$25
Interest cost	23	25	19
Amortization of prior service cost	20	20	20
Amortization of net actuarial gain	(94)	(100)	(107)
Net periodic benefit credit	$(24)	$(27)	$(43)
The Bank reports the service cost component of its net periodic postretirement benefit cost (credit) in compensation and benefits expense and the other components of net periodic postretirement benefit cost (credit) in "other, net" in the other income (loss) section of the statement of income.
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Amortization of prior service cost included in net periodic benefit cost	$20	$20	$20
Actuarial gain (loss)	(152)	(161)	204
Amortization of net actuarial gain included in net periodic benefit cost	(94)	(100)	(107)
Total changes in benefit obligations recognized in other comprehensive income	$(226)	$(241)	$117
A 1 percent increase or decrease in the health care cost trend rate would have had an insignificant effect on the APBO at December 31, 2019 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2019.

The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2020	$101
2021	93
2022	80
2023	53
2024	32
2025-2029	66
$425

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. Reclassifications, if any, would be reported as transfers as of the beginning of the quarter in which the changes occurred. For the years ended December 31, 2019 and 2018, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2019 and 2018. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of December 31, 2019 and 2018, three vendor prices were received for substantially all of the Bank's trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2019 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$20,551	$20,551	$20,551	$—		$—		$—
Interest-bearing deposits	1,670,249	1,670,249	—	1,670,249		—		—
Securities purchased under agreements to resell	4,310,000	4,310,000	—	4,310,000		—		—
Federal funds sold	4,505,000	4,505,000	—	4,505,000		—		—
Trading securities (1)	5,460,136	5,460,136	—	5,460,136		—		—
Available-for-sale securities (1)	16,766,500	16,766,500	—	16,766,500		—		—
Held-to-maturity securities	1,206,170	1,215,580	—	1,150,175	(2)	65,405	(3)	—
Advances	37,117,455	37,092,230	—	37,092,230		—		—
Mortgage loans held for portfolio, net	4,075,464	4,109,758	—	4,109,758		—		—
Accrued interest receivable	154,218	154,218	—	154,218		—		—
Derivative assets (1)	41,271	41,271	—	56,339		—		(15,068)
Other assets held at fair value (1)	14,222	14,222	14,222	—		—		—

Liabilities:
Deposits	1,286,219	1,286,258	—	1,286,258		—		—
Consolidated obligations
Discount notes	34,327,886	34,325,476	—	34,325,476		—		—
Bonds	35,745,827	35,757,691	—	35,757,691		—		—
Mandatorily redeemable capital stock	7,140	7,140	7,140	—		—		—
Accrued interest payable	115,350	115,350	—	115,350		—		—
Derivative liabilities (1)	3,855	3,855	—	172,435		—		(168,580)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2019.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations and GSE RMBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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

Note 17—Commitments and Contingencies
     Joint and several liability. As described in Note 10, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2019 and 2018, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $956 billion and $964 billion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
Other commitments and contingencies. At December 31, 2019 and 2018, the Bank had commitments to make additional advances totaling approximately $19,397,000 and $124,223,000, respectively. At December 31, 2019, $18,722,000 of the outstanding commitments to make additional advances expire in 2020 and the remainder expire in 2021.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $21,781,829,000 and $18,538,265,000 at December 31, 2019 and 2018, respectively. At December 31, 2019, outstanding letters of credit had original terms of up to 8 years with a final expiration in 2026. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $5,518,000 and $4,801,000 at December 31, 2019 and 2018, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 8).
In late 2017, June 2018 and December 2019, the Bank entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2019 and 2018, the Bank had outstanding standby bond purchase agreements totaling $484,872,000 and $449,890,000, respectively. At December 31, 2019, standby bond purchase agreements totaling $185,882,000, $246,162,000 and $52,828,000 expire in 2022, 2023 and 2024, respectively. The Bank was not required to purchase any bonds under these agreements during the years ended December 31, 2019 or 2018.
At December 31, 2019 and 2018, the Bank had commitments to purchase conventional mortgage loans totaling $31,765,000 and $11,687,000, respectively, from certain of its PFIs.
At December 31, 2019 and 2018, the Bank had commitments to issue $115,000,000 and $20,000,000 (par value), respectively, of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at December 31, 2019 and 2018, the Bank had commitments to issue $679,510,000 and $323,652,000 (par value), respectively, of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2019 and 2018, the Bank had pledged cash collateral of $156,676,000 and $163,887,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2019 and 2018, the Bank had pledged securities with carrying values (and fair values) of $842,256,000 and $712,547,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.

During the years ended December 31, 2019, 2018 and 2017, the Bank charged to operating expenses net rental costs of approximately $360,000, $329,000, and $370,000, respectively. Future minimum rentals at December 31, 2019 were as follows (in thousands):

Year	Premises	Equipment	Total
2020	$444	$48	$492
2021	408	32	440
2022	420	—	420
2023	432	—	432
2024	293	—	293
Thereafter	1,438	—	1,438
Total	$3,435	$80	$3,515
Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2019 were as follows (in thousands):

Year	Total
2020	$1,482
2021	1,009
2022	236
2023	106
2024	5
Total	$2,838
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 11, 12 and 15.

Note 18 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2019, nine of the Bank’s directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
Substantially all of the Bank’s advances are made to its shareholders (while eligible to borrow from the Bank, housing associates are not required or allowed to hold capital stock). In addition, substantially all of its mortgage loans held for portfolio were purchased from certain of its shareholders. The Bank maintains demand deposit accounts for shareholders primarily as an investment alternative for their excess cash and to facilitate settlement activities that are directly related to advances. As an additional service to members, the Bank also offers term deposit accounts. Further, the Bank offers interest rate swaps, caps and floors to its members. Periodically, the Bank may sell (or purchase) federal funds to (or from) shareholders and/or their affiliates. These transactions are executed on terms that are the same as those with other eligible third-party market participants, except that the Bank’s underwriting guidelines specify a lower minimum threshold for the amount of capital that members must have to be an eligible federal funds counterparty than non-members. The Bank has never held any direct equity investments in its shareholders or their affiliates.
Affiliates of two of the Bank’s derivative counterparties (Citigroup and Wells Fargo) acquired member institutions on March 31, 2005 and October 1, 2006, respectively. Since the acquisitions were completed, the Bank has continued to enter into interest rate exchange agreements with Citigroup and Wells Fargo in the normal course of business and under the same terms and conditions as before. In addition, the Bank maintains interest-bearing deposits with affiliates of Citigroup and Wells Fargo. Effective October 1, 2006, Citigroup terminated the Ninth District charter of the affiliate that acquired the member institution and, as a result, an affiliate of Citigroup became a non-member shareholder of the Bank. The Bank repurchased all of the affiliate's outstanding capital stock in 2019; accordingly, the affiliate of Citigroup is no longer a shareholder of the Bank.

The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2019, 2018 or 2017.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2019 and 2018, advances outstanding to Directors’ Financial Institutions aggregated $1,044,633,000 and $792,946,000, respectively, representing 2.8 percent and 1.9 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from Directors’ Financial Institutions during the years ended December 31, 2019, 2018 or 2017. As of December 31, 2019 and 2018, capital stock outstanding to Directors’ Financial Institutions aggregated $72,789,000 and $54,440,000, respectively, representing 2.9 percent and 2.1 percent of the Bank’s outstanding capital stock at each of those dates. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. The Bank did not loan any short-term federal funds to other FLHBanks during the year ended December 31, 2018. During the years ended December 31, 2019 and 2017, interest income on loans to other FHLBanks totaled $20,000 and $13,000, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The following table summarizes the Bank’s loans to other FHLBanks during the years ended December 31, 2019 and 2017 (in thousands).

	Year Ended December 31,
	2019	2017
Balance at January 1,	$—	$290,000
Loans made to:
FHLBank of Boston	300,000	225,000
Collections from:
FHLBank of San Francisco	—	(290,000)
FHLBank of Boston	(300,000)	(225,000)
Balance at December 31,	$—	$—

During the years ended December 31, 2019, 2018 and 2017, interest expense on borrowings from other FHLBanks totaled $109,000, $76,000 and $23,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2019	2018	2017
Balance at January 1,	$—	$—	$—
Borrowings from:
FHLBank of Topeka	—	—	10,000
FHLBank of Boston	150,000	175,000	—
FHLBank of San Francisco	400,000	45,000	—
FHLBank of Cincinnati	—	500,000	—
FHLBank of Atlanta	—	—	250,000
FHLBank of Des Moines	—	500,000	—
FHLBank of Indianapolis	40,000	620,000	30,000
FHLBank of New York	250,000	—	—
Repayments to:
FHLBank of Topeka	—	—	(10,000)
FHLBank of Boston	(150,000)	(175,000)	—
FHLBank of San Francisco	(400,000)	(45,000)	—
FHLBank of Cincinnati	—	(500,000)	—
FHLBank of Atlanta	—	—	(250,000)
FHLBank of Des Moines	—	(500,000)	—
FHLBank of Indianapolis	(40,000)	(620,000)	(30,000)
FHLBank of New York	(250,000)	—	—
Balance at December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2019, 2018 or 2017. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2019, 2018 or 2017.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2019
Balance at January 1, 2019	$118,980	$18,412	$(10,667)	$1,276	$128,001
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(852)	—	—	—	(852)
Gains on cash flow hedges included in interest expense	—	(1,829)	—	—	(1,829)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(74)	(74)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	26,705	—	—	—	26,705
Unrealized losses on cash flow hedges	—	(54,777)	—	—	(54,777)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,027	—	2,027
Actuarial loss	—	—	—	(152)	(152)
Total other comprehensive income (loss)	25,853	(56,606)	2,027	(226)	(28,952)
Balance at December 31, 2019	$144,833	$(38,194)	$(8,640)	$1,050	$99,049

Year ended December 31, 2018
Balance at January 1, 2018	$212,225	$20,185	$(13,601)	$1,517	$220,326
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(950)	—	—	(950)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(80)	(80)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(93,245)	—	—	—	(93,245)
Unrealized losses on cash flow hedges	—	(823)	—	—	(823)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,934	—	2,934
Actuarial loss	—	—	—	(161)	(161)
Total other comprehensive income (loss)	(93,245)	(1,773)	2,934	(241)	(92,325)
Balance at December 31, 2018	$118,980	$18,412	$(10,667)	$1,276	$128,001

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2017
Balance at January 1, 2017	$58,587	$20,380	$(17,157)	$1,400	$63,210
Reclassifications from AOCI to net income
Net realized gains on sales of available-for-sale securities included in net income	(1,399)	—	—	—	(1,399)
Losses on cash flow hedges included in interest expense	—	2,375	—	—	2,375
Amortization of prior service costs and net actuarial gains recognized in compensation and benefits expense	—	—	—	(87)	(87)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	155,037	—	—	—	155,037
Unrealized losses on cash flow hedges	—	(2,570)	—	—	(2,570)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	3,556	—	3,556
Actuarial gain	—	—	—	204	204
Total other comprehensive income (loss)	153,638	(195)	3,556	117	157,116
Balance at December 31, 2017	$212,225	$20,185	$(13,601)	$1,517	$220,326

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

10.18	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.19	2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).*

10.20	2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 25, 2019).*

10.21
Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018). *

10.22
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

Exhibit
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.

101
The following materials from the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of December 31, 2019 and 2018, (ii) Statements of Income for the Years Ended December 31, 2019, 2018 and 2017, (iii) Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017, (iv) Statements of Capital for the Years Ended December 31, 2019, 2018 and 2017, (v) Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017, and (vi) Notes to the Financial Statements for the fiscal year ended December 31, 2019.

*    Commission File No. 000-51405