Form 10-Q
period 2020-03-31
Federal Home Loan Bank of Dallas
filed 2020-05-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
At May 6, 2020, the registrant had outstanding 29,032,853 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$1,217,250	$20,551
Interest-bearing deposits (Notes 8 and 9)	1,769,990	1,670,249
Securities purchased under agreements to resell (Notes 8, 9 and 12)	—	4,310,000
Federal funds sold (Notes 8 and 9)	6,035,000	4,505,000
Trading securities (Notes 3 and 8)	4,570,279	5,460,136
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 17) ($888,729 and $842,256 pledged at March 31, 2020 and December 31, 2019, respectively, which could be rehypothecated)	17,509,595	16,766,500
Held-to-maturity securities (b) (Notes 5, 8 and 9)	1,150,122	1,206,170
Advances (Notes 6, 8 and 9)	46,922,518	37,117,455
Mortgage loans held for portfolio, net of allowance for credit losses of $4,339 and $1,149 at March 31, 2020 and December 31, 2019, respectively (Notes 7, 8 and 9)	4,282,180	4,075,464
Accrued interest receivable (Note 8)	154,497	154,218
Premises and equipment, net	14,997	15,103
Derivative assets (Notes 12 and 13)	145,252	41,271
Other assets (including $11,735 and $14,222 of securities held at fair value at March 31, 2020 and December 31, 2019, respectively)	35,773	39,488
TOTAL ASSETS	$83,807,453	$75,381,605

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,729,044	$1,286,199
Non-interest bearing	20	20
Total deposits	1,729,064	1,286,219
Consolidated obligations (Note 10)
Discount notes	43,953,217	34,327,886
Bonds	34,186,393	35,745,827
Total consolidated obligations	78,139,610	70,073,713

Mandatorily redeemable capital stock	6,779	7,140
Accrued interest payable	122,425	115,350
Affordable Housing Program (Note 11)	57,139	57,247
Derivative liabilities (Notes 12 and 13)	2,070	3,855
Other liabilities	34,111	40,113
Total liabilities	80,091,198	71,583,637

Commitments and contingencies (Notes 9 and 17)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 8,285,392 and 9,794,335 shares at March 31, 2020 and December 31, 2019, respectively	828,539	979,434
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 18,716,373 and 14,868,085 shares at March 31, 2020 and December 31, 2019, respectively	1,871,637	1,486,808
Total Class B Capital Stock	2,700,176	2,466,242
Retained earnings
Unrestricted	1,062,579	1,038,533
Restricted	204,460	194,144
Total retained earnings	1,267,039	1,232,677
Accumulated other comprehensive income (loss) (Note 20)	(250,960)	99,049
Total capital	3,716,255	3,797,968
TOTAL LIABILITIES AND CAPITAL	$83,807,453	$75,381,605
_____________________________

(a)	Amortized cost: $17,620,510 and $16,621,667 at March 31, 2020 and December 31, 2019, respectively.

(b)	Fair values: $1,147,002 and $1,215,580 at March 31, 2020 and December 31, 2019, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME
Advances	$160,913	$237,864
Prepayment fees on advances, net	1,972	124
Interest-bearing deposits	6,816	11,121
Securities purchased under agreements to resell	7,321	25,297
Federal funds sold	7,067	18,504
Trading securities	29,904	18,025
Available-for-sale securities	64,965	119,008
Held-to-maturity securities	6,473	11,053
Mortgage loans held for portfolio	33,952	23,094
Total interest income	319,383	464,090
INTEREST EXPENSE
Consolidated obligations
Bonds	153,944	190,768
Discount notes	114,782	196,251
Deposits	4,036	4,922
Mandatorily redeemable capital stock	30	52
Other borrowings	—	1
Total interest expense	272,792	391,994
NET INTEREST INCOME	46,591	72,096
Provision for mortgage loan losses	999	118

NET INTEREST INCOME AFTER PROVISION FOR MORTGAGE LOAN LOSSES	45,592	71,978

OTHER INCOME (LOSS)
Net gains on trading securities	33,099	3,227
Net gains (losses) on derivatives and hedging activities	(717)	8,766
Net gains (losses) on other assets carried at fair value	(1,633)	913
Realized gains on sales of available-for-sale securities	—	440
Letter of credit fees	3,592	2,780
Other, net	1,049	851
Total other income	35,390	16,977
OTHER EXPENSE
Compensation and benefits	11,560	13,566
Other operating expenses	9,201	8,034
Finance Agency	1,250	1,183
Office of Finance	1,163	948
Discretionary grants and donations	146	38
Derivative clearing fees	348	296
Total other expense	23,668	24,065
INCOME BEFORE ASSESSMENTS	57,314	64,890
Affordable Housing Program assessment	5,734	6,494
NET INCOME	$51,580	$58,396
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
NET INCOME	$51,580	$58,396
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(255,748)	52,263
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	(440)
Unrealized losses on cash flow hedges	(95,733)	(20,390)
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	1,016	(807)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	471	593
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit credit	5	5
Amortization of net actuarial gain included in net periodic benefit credit	(20)	(23)
Total other comprehensive income (loss)	(350,009)	31,201
TOTAL COMPREHENSIVE INCOME (LOSS)	$(298,429)	$89,597

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2020	9,794	$979,434	14,868	$1,486,808	$1,038,533	$194,144	$1,232,677	$99,049	$3,797,968
Net transfers of shares between Class B-1 and Class B-2 Stock	1,585	158,499	(1,585)	(158,499)	—	—	—	—	—
Proceeds from sale of capital stock	51	5,125	5,433	543,328	—	—	—	—	548,453
Repurchase/redemption of capital stock	(3,295)	(329,486)	—	—	—	—	—	—	(329,486)
Adjustment to initially apply new credit loss accounting guidance (Note 2)	—	—	—	—	(2,191)	—	(2,191)	—	(2,191)
Comprehensive income (loss)
Net income	—	—	—	—	41,264	10,316	51,580	—	51,580
Other comprehensive income (loss)	—	—	—	—	—	—	—	(350,009)	(350,009)
Dividends on capital stock (a)
Cash	—	—	—	—	(60)	—	(60)	—	(60)
Stock	150	14,967	—	—	(14,967)	—	(14,967)	—	—

BALANCE, MARCH 31, 2020	8,285	$828,539	18,716	$1,871,637	$1,062,579	$204,460	$1,267,039	$(250,960)	$3,716,255

BALANCE, JANUARY 1, 2019	9,169	$916,921	16,380	$1,637,967	$932,675	$148,692	$1,081,367	$128,001	$3,764,256
Net transfers of shares between Class B-1 and Class B-2 Stock	5,329	532,841	(5,329)	(532,841)	—	—	—	—	—
Proceeds from sale of capital stock	3	342	3,383	338,268	—	—	—	—	338,610
Repurchase/redemption of capital stock	(4,786)	(478,639)	—	—	—	—	—	—	(478,639)
Shares reclassified to mandatorily redeemable capital stock	(23)	(2,326)	—	—	—	—	—	—	(2,326)
Adjustment to initially apply new lease accounting guidance	—	—	—	—	(25)	—	(25)	—	(25)
Comprehensive income
Net income	—	—	—	—	46,716	11,680	58,396	—	58,396
Other comprehensive income	—	—	—	—	—	—	—	31,201	31,201
Dividends on capital stock (b)
Cash	—	—	—	—	(66)	—	(66)	—	(66)
Mandatorily redeemable capital stock	—	—	—	—	(13)	—	(13)	—	(13)
Stock	190	19,044	—	—	(19,044)	—	(19,044)	—	—

BALANCE, MARCH 31, 2019	9,882	$988,183	14,434	$1,443,394	$960,243	$160,372	$1,120,615	$159,202	$3,711,394

(a) Dividends were paid at annualized rates of 1.79 percent and 2.79 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2020.
(b) Dividends were paid at annualized rates of 2.35 percent and 3.35 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2019.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$51,580	$58,396
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	2,367	26,926
Concessions on consolidated obligations	2,902	1,669
Premises, equipment and computer software costs	938	1,058
Non-cash interest on mandatorily redeemable capital stock	39	50
Provision for mortgage loan losses	999	118
Gains on sales of available-for-sale securities	—	(440)
Net losses (gains) on other assets carried at fair value	1,633	(913)
Net gains on trading securities	(33,099)	(3,227)
Net gain due to changes in net fair value adjustment on derivative and hedging activities	(1,005,554)	(289,965)
Increase in accrued interest receivable	(386)	(9,236)
Decrease in other assets	3,697	3,757
Increase (decrease) in Affordable Housing Program (AHP) liability	(108)	1,378
Increase in accrued interest payable	7,084	11,160
Decrease in other liabilities	(6,732)	(5,924)
Total adjustments	(1,026,220)	(263,589)
Net cash used in operating activities	(974,640)	(205,193)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(597,893)	1,281,703
Net decrease in securities purchased under agreements to resell	4,310,000	700,000
Net increase in federal funds sold	(1,530,000)	(394,000)
Purchases of trading securities	(4,259,634)	(10,804,787)
Proceeds from sales of trading securities	2,949,620	8,841,671
Proceeds from maturities of trading securities	2,242,375	200,000
Purchases of available-for-sale securities	—	(507,626)
Proceeds from maturities of available-for-sale securities	74,287	180,799
Proceeds from sales of available-for-sale securities	—	411,145
Proceeds from maturities of held-to-maturity securities	56,888	46,317
Principal collected on advances	115,255,395	149,506,560
Advances made	(124,509,159)	(144,760,729)
Principal collected on mortgage loans held for portfolio	211,023	35,395
Purchases of mortgage loans held for portfolio	(426,891)	(443,923)
Purchases of premises, equipment and computer software	(1,434)	(663)
Net cash provided by (used in) investing activities	(6,225,423)	4,291,862

	For the Three Months Ended
	March 31,
	2020	2019
FINANCING ACTIVITIES
Net increase (decrease) in deposit liabilities, including swap collateral held	464,976	(171,768)
Net payments on derivative contracts with financing elements	(213,295)	(73,692)
Net proceeds from issuance of consolidated obligations
Discount notes	53,660,213	65,649,636
Bonds	9,461,366	4,442,865
Debt issuance costs	(2,436)	(1,935)
Payments for maturing and retiring consolidated obligations
Discount notes	(44,033,035)	(64,037,381)
Bonds	(11,159,535)	(9,740,345)
Proceeds from issuance of capital stock	548,453	338,610
Payments for redemption of mandatorily redeemable capital stock	(399)	(1,614)
Payments for repurchase/redemption of capital stock	(329,486)	(478,639)
Cash dividends paid	(60)	(66)
Net cash provided by (used in) financing activities	8,396,762	(4,074,329)

Net increase in cash and cash equivalents	1,196,699	12,340
Cash and cash equivalents at beginning of the period	20,551	35,157
Cash and cash equivalents at end of the period	$1,217,250	$47,497

Supplemental Disclosures:
Interest paid	$288,933	$353,761
AHP payments, net	$5,842	$5,116
Stock dividends issued	$14,967	$19,044
Dividends paid through issuance of mandatorily redeemable capital stock	$—	$13
Net capital stock reclassified to mandatorily redeemable capital stock	$—	$2,326
Right-of-use assets acquired by lease	$714	$2,539

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
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2019. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 25, 2020 (the “2019 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2019 10-K.
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
     Use of Estimates and Assumptions. The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Significant estimates include the valuations of the Bank’s investment securities (including, but not limited to, its investments in mortgage-backed securities ("MBS")), as well as its derivative instruments and any associated hedged items. Actual results could differ from these estimates.

Note 2—Recently Adopted Accounting Guidance
Credit Losses on Financial Instruments. On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which amends the guidance for the accounting for credit losses on financial instruments by replacing the incurred loss methodology with an expected credit loss methodology. Among other things, ASU 2016-13 requires:
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

For public business entities that file with the SEC, the guidance in ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Bank), and interim periods within those fiscal years. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the amendments are adopted. However, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the date of adoption. The Bank adopted ASU 2016-13 effective January 1, 2020. In conjunction with the adoption of this guidance, the Bank recorded (on January 1, 2020) a cumulative effect adjustment to retained earnings of $2,191,000 and a corresponding increase in the allowance for credit losses on mortgage loans held for portfolio.
Fair Value Measurement Disclosures. On August 28, 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements in an effort to improve disclosure effectiveness. ASU 2018-13 removes or modifies certain existing disclosure requirements regarding fair value measurements, including a clarification that the measurement uncertainty disclosure associated with recurring Level 3 fair value measurements is intended to communicate information about the uncertainty in measurement as of the reporting date. In addition to the limited removals and modifications, the guidance requires public business entities to disclose: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) for recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy, the range and weighted average of significant unobservable inputs used to develop those fair value measurements (together, the "new disclosure requirements").
The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for the Bank). The new disclosure requirements and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. In addition, an entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 on January 1, 2020 did not have any impact on the Bank's results of operations or financial condition, nor did it require any additional disclosures for the three months ended March 31, 2020.
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
ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020 through December 31, 2022. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020 but no later than December 31, 2022.

The Bank expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04 relating to contract modifications, hedging relationships, and sales or transfers of held-to-maturity securities; however, the Bank has not yet determined the extent to which it will utilize these expedients and exceptions, nor the timing of when the expedients and exceptions will be elected and therefore the impact of the adoption of ASU 2020-04 on the Bank's financial condition and results of operations is not currently determinable.

Note 3—Trading Securities
Trading securities as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
U.S. Treasury Notes	$4,570,279	$4,532,126
U.S. Treasury Bills	—	928,010
Total	$4,570,279	$5,460,136

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of March 31, 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$463,898	$70	$1,165	$462,803
GSE obligations	5,710,485	59,961	2,667	5,767,779
Other	46,214	236	—	46,450
	6,220,597	60,267	3,832	6,277,032
GSE commercial MBS	11,399,913	12,711	180,061	11,232,563
Total	$17,620,510	$72,978	$183,893	$17,509,595
Available-for-sale securities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$447,072	$6,124	$—	$453,196
GSE obligations	5,501,456	84,911	1,986	5,584,381
Other	45,217	342	—	45,559
	5,993,745	91,377	1,986	6,083,136
GSE commercial MBS	10,627,922	79,875	24,433	10,683,364
Total	$16,621,667	$171,252	$26,419	$16,766,500
In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $64,682,000 and $66,931,000 at March 31, 2020 and December 31, 2019, respectively.
Other debentures are comprised of securities issued by the Private Export Funding Corporation. These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government.

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of March 31, 2020. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	8	$422,262	$1,165	—	$—	$—	8	$422,262	$1,165
GSE debentures	5	158,742	1,371	1	51,715	1,296	6	210,457	2,667
GSE commercial MBS	178	6,632,963	103,274	65	2,295,692	76,787	243	8,928,655	180,061
Total	191	$7,213,967	$105,810	66	$2,347,407	$78,083	257	$9,561,374	$183,893

The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of December 31, 2019. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

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
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities (excluding accrued interest) by contractual maturity at March 31, 2020 and December 31, 2019 are presented below (in thousands).

	March 31, 2020		December 31, 2019
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$800,769	$804,631	$298,084	$299,005
Due after one year through five years	3,052,219	3,076,963	3,465,898	3,504,780
Due after five years through ten years	2,351,041	2,378,332	2,183,310	2,231,183
Due after ten years	16,568	17,106	46,453	48,168
	6,220,597	6,277,032	5,993,745	6,083,136
GSE commercial MBS	11,399,913	11,232,563	10,627,922	10,683,364
Total	$17,620,510	$17,509,595	$16,621,667	$16,766,500
Interest Rate Payment Terms. At March 31, 2020 and December 31, 2019, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $410,705,000. Proceeds from the sales totaled $411,145,000, resulting in realized gains of $440,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2020 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$5,365	$—	$5,365	$10	$—	$5,375
State housing agency obligations	109,533	—	109,533	122	—	109,655
	114,898	—	114,898	132	—	115,030
Mortgage-backed securities
GSE residential MBS	983,301	—	983,301	1,711	8,319	976,693
Non-agency residential MBS	60,092	8,169	51,923	6,339	2,983	55,279
	1,043,393	8,169	1,035,224	8,050	11,302	1,031,972
Total	$1,158,291	$8,169	$1,150,122	$8,182	$11,302	$1,147,002

Held-to-maturity securities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$5,862	$—	$5,862	$12	$—	$5,874
State housing agency obligations	109,478	—	109,478	—	908	108,570
	115,340	—	115,340	12	908	114,444
Mortgage-backed securities
GSE residential MBS	1,036,585	—	1,036,585	2,581	3,435	1,035,731
Non-agency residential MBS	62,885	8,640	54,245	11,641	481	65,405
	1,099,470	8,640	1,090,830	14,222	3,916	1,101,136
Total	$1,214,810	$8,640	$1,206,170	$14,234	$4,824	$1,215,580
In the tables above, amortized cost includes premiums, discounts and the credit portion of other-than-temporary impairments ("OTTI") recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $632,000 and $1,005,000 at March 31, 2020 and December 31, 2019, respectively.

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2020 and December 31, 2019 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2020			December 31, 2019
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$5,365	$5,365	$5,375	$5,862	$5,862	$5,874
Due after ten years	109,533	109,533	109,655	109,478	109,478	108,570
	114,898	114,898	115,030	115,340	115,340	114,444
Mortgage-backed securities	1,043,393	1,035,224	1,031,972	1,099,470	1,090,830	1,101,136
Total	$1,158,291	$1,150,122	$1,147,002	$1,214,810	$1,206,170	$1,215,580
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $1,757,000 and $1,952,000 at March 31, 2020 and December 31, 2019, respectively.
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Amortized cost of variable-rate held-to-maturity securities other than MBS	$114,898	$115,340
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	32	36
Collateralized mortgage obligations
Fixed-rate	38	57
Variable-rate	1,043,323	1,099,377
	1,043,393	1,099,470
Total	$1,158,291	$1,214,810
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2019 or the three months ended March 31, 2020.
Sales of Securities. There were no sales of held-to-maturity securities during the three months ended March 31, 2020 or 2019.

Note 6—Advances
     Redemption Terms. At March 31, 2020 and December 31, 2019, the Bank had advances outstanding at interest rates ranging from 0.15 percent to 8.27 percent and 0.48 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	March 31, 2020		December 31, 2019
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1,713	0.60%	$613	1.45%
Due in one year or less	23,499,359	0.82	16,683,401	1.72
Due after one year through two years	1,275,081	2.22	1,491,736	2.35
Due after two years through three years	1,214,341	2.21	1,125,342	2.38
Due after three years through four years	984,441	2.55	742,698	2.67
Due after four years through five years	1,693,273	1.70	1,435,402	2.11
Due after five years	17,529,446	1.32	15,464,698	1.69
Total par value	46,197,654	1.15%	36,943,890	1.79%

Deferred net prepayment fees	(6,150)		(6,657)
Commitment fees	(97)		(99)
Hedging adjustments	731,111		180,321
Total	$46,922,518		$37,117,455
Advances presented in the table above exclude accrued interest of $44,230,000 and $49,096,000 at March 31, 2020 and December 31, 2019, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2020 and December 31, 2019, the Bank had aggregate prepayable and callable advances totaling $10,191,944,000 and $10,428,894,000, respectively.
The following table summarizes advances outstanding at March 31, 2020 and December 31, 2019, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2020	December 31, 2019
Overdrawn demand deposit accounts	$1,713	$613
Due in one year or less	33,332,191	26,716,128
Due after one year through two years	1,214,051	1,408,317
Due after two years through three years	1,109,378	1,018,388
Due after three years through four years	871,999	691,905
Due after four years through five years	1,240,466	1,030,243
Due after five years	8,427,856	6,078,296
Total par value	$46,197,654	$36,943,890

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2020 and December 31, 2019, the Bank had putable advances outstanding totaling $8,055,800,000 and $6,796,500,000, respectively.

The following table summarizes advances outstanding at March 31, 2020 and December 31, 2019, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2020	December 31, 2019
Overdrawn demand deposit accounts	$1,713	$613
Due in one year or less	30,527,159	21,999,901
Due after one year through two years	2,113,081	1,851,736
Due after two years through three years	1,319,341	1,195,342
Due after three years through four years	1,027,241	791,498
Due after four years through five years	1,400,273	1,191,402
Due after five years	9,808,846	9,913,398
Total par value	$46,197,654	$36,943,890

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Fixed-rate
Due in one year or less	$23,130,660	$16,054,501
Due after one year	12,557,446	9,911,487
Total fixed-rate	35,688,106	25,965,988
Variable-rate
Due in one year or less	370,413	629,513
Due after one year	10,139,135	10,348,389
Total variable-rate	10,509,548	10,977,902
Total par value	$46,197,654	$36,943,890

At March 31, 2020 and December 31, 2019, 42 percent and 39 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended March 31, 2020 and 2019, gross advance prepayment fees received from members/borrowers were $1,972,000 and $193,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances during the three months ended March 31, 2020. During the three months ended March 31, 2019, a symmetrical prepayment advance with a par value of $5,000,000 was prepaid. The difference by which the par value of the advance exceeded its fair value, less the make-whole amount, totaled $68,000 and was recorded in prepayment fees on advances.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of March 31, 2020 and December 31, 2019 for mortgage loans held for portfolio (in thousands):

	March 31, 2020	December 31, 2019
Fixed-rate medium-term* single-family mortgages	$44,543	$33,954
Fixed-rate long-term single-family mortgages	4,152,931	3,960,393
Premiums	83,502	78,643
Discounts	(1,791)	(1,821)
Deferred net derivative gains associated with mortgage delivery commitments	7,334	5,444
Total mortgage loans held for portfolio	4,286,519	4,076,613
Less: allowance for credit losses on mortgage loans	(4,339)	(1,149)
Total mortgage loans held for portfolio, net of allowance for credit losses	$4,282,180	$4,075,464
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $22,736,000 and $21,863,000 at March 31, 2020 and December 31, 2019, respectively.
The unpaid principal balance of mortgage loans held for portfolio at March 31, 2020 and December 31, 2019 was comprised of conventional loans totaling $4,184,627,000 and $3,980,970,000, respectively, and government-guaranteed/insured loans totaling $12,847,000 and $13,377,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Advances	$44,230	$49,096
Investment securities
Trading	21,747	13,742
Available-for-sale	64,682	66,931
Held-to-maturity	632	1,005
Mortgage loans held for portfolio	22,736	21,863
Interest-bearing deposits	448	1,192
Securities purchased under agreements to resell	—	195
Federal funds sold	22	194
Total	$154,497	$154,218

Note 9—Allowance for Credit Losses
As discussed in Note 2, on January 1, 2020, the Bank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments. As of the balance sheet date, an allowance for credit losses is separately established, if necessary, for each of the Bank’s financial instruments carried at amortized cost, its available-for-sales securities and its off-balance sheet credit exposures. Expected credit losses on these financial instruments are recorded through an allowance for credit losses. The allowance for credit losses is the amount necessary to reduce the amortized cost of financial instruments carried at amortized cost to the net amount expected to be collected and the amortized cost of available-for-sale securities to the higher of the security's fair value or the present value of the cash flows expected to be collected from the security. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. The accounting treatment for credit losses on financing receivables and impairment on investments in periods prior to January 1, 2020 is discussed in the 2019 10-K.
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and securities sold under agreements to repurchase. These investments provide short-term liquidity and are carried at amortized cost. Accrued interest is recorded separately on the statement of condition (see Note 8). At March 31, 2020, all investments in Federal Funds sold and interest-bearing deposits were repaid according to the contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at March 31, 2020.
Long-Term Investments. The Bank evaluates its available-for-sale securities for impairment by comparing the security's fair value to its amortized cost. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., when the security is in an unrealized loss position).The Bank evaluates each impaired security to determine whether the impairment is due to credit losses. Held-to-maturity securities are evaluated for impairment on a pooled basis, unless an individual assessment is deemed necessary because the securities do not contain similar risk characteristics. Accrued interest is recorded separately on the statement of condition.
At March 31, 2020, the gross unrealized losses on the Bank’s available-for-sale securities were $183,893,000, all of which related to securities that are either guaranteed by the U.S. government or issued by GSEs. At March 31, 2020, the gross unrealized losses on the Bank’s held-to-maturity securities were $14,021,000, of which $8,319,000 were attributable to MBS that are issued and guaranteed by GSEs and $5,702,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS.
Government-Guaranteed and GSE Investments. As of March 31, 2020, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE commercial MBS ("CMBS") and GSE residential MBS ("RMBS") were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). The Bank has not experienced any defaults on its government-guaranteed debentures, GSE CMBS or GSE RMBS, nor does it expect to experience any defaults on these securities. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the amounts to be collected on its holdings of U.S. government-guaranteed debentures will not be less than the Bank's amortized cost bases in these investments. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at March 31, 2020 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments. The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that an allowance for credit losses is not necessary on any of its government-guaranteed or GSE investments at March 31, 2020.
State Housing Agency Debentures. As of March 31, 2020, the Bank's holdings of state housing agency bonds are rated triple-A by both Moody's and S&P. The Bank has not experienced any defaults on its state housing agency debentures, nor does it expect to experience any defaults on these securities. Based upon the Bank's assessment of the creditworthiness of the state housing agency and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of state housing agency debentures will not be less than the amortized cost basis of these investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider an allowance for credit losses on its state housing debentures to be necessary at March 31, 2020.

Non-Agency RMBS. As of March 31, 2020, 5 of the Bank's non-agency RMBS with an aggregate amortized cost of $12,061,000 were rated investment grade (i.e., triple-B or higher by Moody's and/or S&P), 16 non-agency RMBS with an aggregate amortized cost of $47,954,000 were rated below investment grade and 1 non-agency RMBS with an amortized cost of $77,000 was unrated. In periods prior to 2017, 15 of the non-agency RMBS that were rated below investment grade at March 31, 2020 had been determined to be other-than-temporarily impaired. At March 31, 2020 and December 31, 2019, the amortized cost of the Bank's non-agency RMBS included credit losses of $6,627,000 and $6,765,000, respectively, on these previously impaired securities.
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
To assess whether an allowance for credit losses was needed on its 22 non-agency RMBS holdings, the Bank considered the results of the cash flow analyses that it performed for each security as of December 31, 2019 under both a best estimate scenario and a more stressful housing price scenario. The analyses were performed using two third-party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities.
The month-by-month projections of future loan performance derived from the first model, which reflected projected prepayments, defaults and loss severities under each scenario, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
At March 31, 2020, the Bank considered the potential impact that recent changes in economic conditions could have on the collectibility of these securities relative to the assumptions that were used in the cash flow projections under the more stressful housing price scenario referred to above to determine whether it expected to incur any additional credit losses on these securities. Based on the results of these cash flow analyses, the payment status of the securities and the considerations regarding the potential impact that the COVID-19 pandemic could have on the securities' cash flows, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, no allowance for credit losses on the Bank's non-agency RMBS was deemed to be necessary at March 31, 2020.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, a reserve for credit losses on standby bond purchase agreements was not considered necessary at March 31, 2020.
Financing Receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses on financing receivables which, for the Bank, includes off-balance sheet credit exposures to members. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments: (1) advances and other extensions of credit to members/borrowers, collectively referred to as “extensions of credit to members”; (2) government-guaranteed/insured mortgage loans held for portfolio; and (3) conventional mortgage loans held for portfolio.
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
During the three months ended March 31, 2020 and 2019, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
    Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”), the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. The Bank has procedures in place for validating the reasonableness of its collateral valuations. In addition, collateral verifications and on-site reviews are performed based on the risk profile of the borrower.
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2020 or December 31, 2019.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At March 31, 2020 and December 31, 2019, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2020 and December 31, 2019, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
The Bank has never experienced a credit loss on an advance or any other extension of credit to a member/borrower and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on its extensions of credit to members/borrowers. Accordingly, the Bank has not provided any allowance for credit losses on advances, nor has it recorded any liabilities to reflect an allowance for credit losses related to its off-balance sheet credit exposures to members.
 Mortgage Loans — Government-guaranteed or government-insured. The Bank’s government-guaranteed or government-insured fixed-rate mortgage loans are guaranteed or insured by the Federal Housing Administration or the Department of Veterans Affairs and were acquired through the MPF program (as more fully described in the Bank’s 2019 10-K) in periods prior to 2004. Any losses from these loans are expected to be recovered from those entities. Any losses from these loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed or government-insured mortgage loans. Government-guaranteed or government-insured loans are not placed on nonaccrual status.
Mortgage Loans — Conventional Mortgage Loans. The Bank’s conventional mortgage loans have also been acquired through the MPF program. The allowance for credit losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, projected performance, loan portfolio characteristics, collateral-related characteristics, prevailing economic conditions and reasonable and supportable forecasts of expected economic conditions. The allowance for credit losses on conventional mortgage loans also factors in the credit enhancement under the MPF program. Any credit losses that are expected to be recovered from the credit enhancements are not reserved as part of the Bank’s allowance for credit losses.
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
Collateral-dependent loans that are on nonaccrual status are measured for impairment based on the fair value of the underlying mortgaged property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. A collateral-dependent loan is impaired if the fair value of the underlying collateral less estimated selling costs is less than the amortized cost of the loan. Interest income on impaired loans is recognized in the same manner as it is for nonaccrual loans noted above.
The Bank evaluates whether to record a charge-off on a conventional mortgage loan when the loan becomes 180 days or more past due or upon the occurrence of a confirming event, whichever occurs first. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the amount expected to be collected on the loan is less than its amortized cost.
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at March 31, 2020 and the recorded investment (which includes accrued interest receivable) by payment status for mortgage loans at December 31, 2019 (dollars in thousands).

	March 31, 2020					December 31, 2019
	Conventional Loans Originated Prior to 2004	Conventional Loans Originated in 2016-2020	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$262	$25,415	$25,677	$543	$26,220	$37,632	$464	$38,096
60-89 days delinquent	77	3,376	3,453	86	3,539	2,728	189	2,917
90 days or more delinquent	222	4,451	4,673	184	4,857	6,106	80	6,186
Total past due	561	33,242	33,803	813	34,616	46,466	733	47,199
Total current loans	8,993	4,230,818	4,239,811	12,092	4,251,903	4,038,455	12,822	4,051,277
Total mortgage loans	$9,554	$4,264,060	$4,273,614	$12,905	$4,286,519	$4,084,921	$13,555	$4,098,476

Other delinquency statistics:
In process of foreclosure (2)			$1,783	$36	$1,819	$1,752	$36	$1,788
Serious delinquency rate (3)			0.1%	1.4%	0.1%	0.2%	0.6%	0.2%
Past due 90 days or more and still accruing interest (4)			$—	$184	$184	$—	$80	$80
Nonaccrual loans (5)			$6,744	$—	$6,744	$7,304	$—	$7,304
Troubled debt restructurings			$—	$—	$—	$—	$—	$—
_____________________________

(1)	All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

(2)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.

(3)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.

(4)	Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.

(5)	The Bank did not have any specific allowance for credit losses on nonaccrual loans at March 31, 2020.
At March 31, 2020 and December 31, 2019, the Bank’s other assets included $300,000 and $15,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each seriously delinquent mortgage loan and each troubled debt restructuring is specifically reviewed for impairment. At March 31, 2020 and December 31, 2019, the Bank did not have any troubled debt restructurings related to mortgage loans. At these dates, the estimated value of the collateral securing each seriously delinquent loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve for credit losses was established for any of the seriously delinquent mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions (taking into account the forecasted impact of the COVID-19 pandemic) and expected recoveries from credit enhancements, the Bank determined that an allowance for credit losses of $4,339,000 was adequate to reserve for expected credit losses in its conventional mortgage loan portfolio at March 31, 2020.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Balance, beginning of period	$1,149	$493
Adjustment to initially apply new credit loss accounting guidance (Note 2)	2,191	—
Provision for credit losses	999	118
Balance, end of period	$4,339	$611

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.175 trillion and $1.026 trillion at March 31, 2020 and December 31, 2019, respectively. The Bank was the primary obligor on $78.0 billion and $70.1 billion (at par value), respectively, of these consolidated obligations.
    Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2020 and December 31, 2019 (in thousands, at par value).

	March 31, 2020	December 31, 2019
Fixed-rate	$20,504,280	$21,529,815
Variable-rate	12,782,000	12,642,000
Step-up	625,000	1,337,500
Step-down	75,000	175,000
Total par value	$33,986,280	$35,684,315

At March 31, 2020 and December 31, 2019, 84 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2020 and December 31, 2019, by contractual maturity (dollars in thousands):

	March 31, 2020		December 31, 2019
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$15,501,415	0.91%	$16,900,625	1.75%
Due after one year through two years	6,163,190	1.12	7,849,605	1.76
Due after two years through three years	3,295,850	2.08	2,269,005	2.21
Due after three years through four years	1,702,515	2.39	1,912,490	2.42
Due after four years through five years	5,405,745	2.03	3,811,615	2.16
Due after five years	1,917,565	2.44	2,940,975	2.52
Total par value	33,986,280	1.40%	35,684,315	1.93%

Premiums	912		1,091
Discounts	(726)		(781)
Debt issuance costs	(4,013)		(4,479)
Hedging adjustments	203,940		65,681
Total	$34,186,393		$35,745,827

At March 31, 2020 and December 31, 2019, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2020	December 31, 2019
Non-callable bonds	$20,866,880	$22,188,915
Callable bonds	13,119,400	13,495,400
Total par value	$33,986,280	$35,684,315

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2020 and December 31, 2019, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2020	December 31, 2019
Due in one year or less	$25,655,815	$25,936,025
Due after one year through two years	5,067,190	6,397,605
Due after two years through three years	1,770,850	1,649,005
Due after three years through four years	1,075,615	1,193,590
Due after four years through five years	393,745	409,615
Due after five years	23,065	98,475
Total par value	$33,986,280	$35,684,315

     Discount Notes. At March 31, 2020 and December 31, 2019, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2020	$43,953,217	$44,000,497	0.80%

December 31, 2019	$34,327,886	$34,405,724	1.57%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$57,247	$44,358
AHP assessment	5,734	6,494
Grants funded, net of recaptured amounts	(5,842)	(5,116)
Balance, end of period	$57,139	$45,736

Note 12—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and, from time to time, securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2019.
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
For cleared derivatives, all transactions with each clearing member of each clearinghouse are netted pursuant to legally enforceable setoff rights. Cleared derivatives are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Unlike bilateral derivatives, variation margin payments on cleared derivatives are legally characterized as settlements on the contracts. Initial and variation margin is typically delivered/paid (or returned/received) daily and is not subject to any maximum unsecured thresholds. The Bank offsets the fair value amounts recognized for cleared derivatives transacted with each clearing member of each clearinghouse (which fair value amounts include variation margin paid or received) and any cash collateral pledged or received.

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of March 31, 2020 and December 31, 2019 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
March 31, 2020

Assets

Derivatives
Bilateral derivatives	$91,835	$7,949	$99,784	$(8,599)	(2)	$91,185
Cleared derivatives	54,519	(9,051)	45,468	—		45,468

Total assets	$146,354	$(1,102)	$145,252	$(8,599)		$136,653

Liabilities

Derivatives
Bilateral derivatives	$623,700	$(621,630)	$2,070	$—		$2,070
Cleared derivatives	9,385	(9,385)	—	—	(3)	—

Total liabilities	$633,085	$(631,015)	$2,070	$—		$2,070

December 31, 2019

Assets

Derivatives
Bilateral derivatives	$22,721	$(10,978)	$11,743	$(5,313)	(2)	$6,430
Cleared derivatives	33,618	(4,090)	29,528	—		29,528
Total derivatives	56,339	(15,068)	41,271	(5,313)		35,958
Securities purchased under agreements to resell	4,310,000	—	4,310,000	(4,310,000)		—

Total assets	$4,366,339	$(15,068)	$4,351,271	$(4,315,313)		$35,958

Liabilities

Derivatives
Bilateral derivatives	$168,297	$(164,442)	$3,855	$—		$3,855
Cleared derivatives	4,138	(4,138)	—	—	(3)	—

Total liabilities	$172,435	$(168,580)	$3,855	$—		$3,855
_____________________________

(1)
Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.

(2)	Consists of collateral pledged by member counterparties.

(3)
The Bank had pledged securities with aggregate fair values of $888,729,000 and $842,256,000 at March 31, 2020 and December 31, 2019, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 13—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of March 31, 2020, it was not a party to any forward rate agreements.
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
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank entered into interest rate cap agreements, only one of which remained outstanding at March 31, 2020. These derivatives are treated as economic hedges.
All of the Bank's available-for-sale securities are fixed-rate agency and other highly rated debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
The majority of the Bank's trading securities are fixed-rate U.S. Treasury Notes. To convert most of these fixed-rate investment securities to a short-term floating rate, the Bank entered into fixed-for-floating interest rate exchange agreements that are primarily indexed to the overnight index swap ("OIS") rate. These derivatives are treated as economic hedges.
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
From time to time, a small portion of the Bank’s variable-rate advances are subject to interest rate caps that would limit the variable-rate coupons if short-term interest rates rise above a predetermined level. To hedge the cap risk embedded in these advances, the Bank will generally enter into interest rate cap agreements. This type of hedge is treated as a fair value hedge.
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
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income ("AOCI") until earnings are affected by the variability of the cash flows of the hedged transaction, at which time these amounts are reclassified from AOCI to the income statement line where the earnings effect of the hedged item is reported (e.g., interest expense on consolidated obligation discount notes).
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at March 31, 2020 and December 31, 2019 (in thousands).

	March 31, 2020			December 31, 2019
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances (1)	$15,042,449	$9,175	$579,107	$10,102,510	$5,117	$134,520
Available-for-sale securities (1)	16,040,335	43,763	37,568	16,114,507	28,049	19,718
Consolidated obligation bonds (1)	17,801,530	71,142	1,585	19,861,615	14,000	13,619
Consolidated obligation discount notes (2)	1,066,000	4,094	—	1,043,000	2,503	—
Total derivatives designated as hedging instruments under ASC 815	49,950,314	128,174	618,260	47,121,632	49,669	167,857
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	255,000	—	7,806	255,000	25	16
Available-for-sale securities	3,140	6	—	3,144	4	—
Mortgage loans held for portfolio	328,350	1,160	1,200	339,600	343	1,118
Consolidated obligation discount notes	—	—	—	1,000,000	—	—
Trading securities	3,700,000	45	343	3,700,000	171	8
Intermediary transactions	426,868	8,371	4,078	842,036	5,312	2,355
Other	925,000	341	1,384	925,000	328	1,069
Interest rate swaptions related to mortgage loans held for portfolio	205,000	8,000	—	145,000	381	—
Mortgage delivery commitments	56,094	241	—	31,765	94	—
Interest rate caps
Held-to-maturity securities	500,000	2	—	500,000	—	—
Intermediary transactions	80,000	14	14	80,000	12	12
Total derivatives not designated as hedging instruments under ASC 815	6,479,452	18,180	14,825	7,821,545	6,670	4,578
Total derivatives before collateral and netting adjustments	$56,429,766	146,354	633,085	$54,943,177	56,339	172,435

Cash collateral and related accrued interest		65,821	(563,758)		(3,440)	(156,903)
Cash received or remitted in excess of variation margin requirements		334	—		(5)	(54)
Netting adjustments		(67,257)	(67,257)		(11,623)	(11,623)
Total collateral and netting adjustments (3)		(1,102)	(631,015)		(15,068)	(168,580)
Net derivative balances reported in statements of condition		$145,252	$2,070		$41,271	$3,855
_____________________________

(1)	Derivatives designated as fair hedges.

(2)	Derivatives designated as cash flow hedges.

(3)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three months ended March 31, 2020 and 2019 (in thousands).

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended March, 2020

Total amount of the financial statement line item	$160,913	$64,965	$(153,944)	$(114,782)	$(350,009)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(543,767)	$(1,125,969)	$150,663	$—	$—
Hedged items	550,765	1,081,351	(138,260)	—	—
Net gains (losses) on fair value hedging relationships	$6,998	$(44,618)	$12,403	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(1,016)	$1,016
Recognized in OCI	—	—	—	—	(95,733)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(1,016)	$(94,717)

Three Months Ended March 31, 2019

Total amount of the financial statement line item	$237,864	$119,008	$(190,768)	$(196,251)	$31,201

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(35,083)	$(283,861)	$93,225	$—	$—
Hedged items	48,096	298,786	(112,240)	—	—
Net gains (losses) on fair value hedging relationships	$13,013	$14,925	$(19,015)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$807	$(807)
Recognized in OCI	—	—	—	—	(20,390)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$807	$(21,197)

For the three months ended March 31, 2020 and 2019, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At March 31, 2020, $17,470,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At March 31, 2020, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of March 31, 2020 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
March 31, 2020
Advances	$15,734,270	$726,433	$4,679	$731,112
Available-for-sale securities	17,620,511	1,428,161	(1,056)	1,427,105
Consolidated obligation bonds	(18,543,411)	(202,380)	(1,560)	(203,940)

December 31, 2019
Advances	$10,283,221	$175,343	$4,978	$180,321
Available-for-sale securities	16,621,667	346,741	(985)	345,756
Consolidated obligation bonds	(20,310,223)	(64,027)	(1,654)	(65,681)
_____________________________

(1)	Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.

(2)	Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three months ended March 31, 2020 and 2019 (in thousands).

	Gain (Loss) Recognized in
	Other Income (Loss) for the
	Three Months Ended March 31,
	2020	2019
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	$(7,066)	$8,565
Net interest expense on interest rate swaps	(2,884)	(1,023)
Interest rate swaptions	6,826	(229)
Interest rate caps and floors	2	85
Mortgage delivery commitments	2,385	1,261
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	(737)	8,659
Price alignment amount on variation margin for daily settled derivative contracts(1)	20	107
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$(717)	$8,766
_____________________________

(1)
Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments under ASC 815. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments under ASC 815 are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The majority of the Bank's derivative contracts have been cleared through third-party central clearinghouses (as of March 31, 2020, the notional balance of cleared transactions outstanding totaled $33.9 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of March 31, 2020, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $22.2 billion and $0.3 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 14—Capital
At all times during the three months ended March 31, 2020, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$924,610	$3,973,994	$881,970	$3,706,059
Total capital	$3,352,298	$3,973,994	$3,015,264	$3,706,059
Total capital-to-assets ratio	4.00%	4.74%	4.00%	4.92%
Leverage capital	$4,190,373	$5,960,991	$3,769,080	$5,559,088
Leverage capital-to-assets ratio	5.00%	7.11%	5.00%	7.37%
Beginning in February 2020, the Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the applicable month ends in 2020.
Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2019, subject to a minimum of $1,000 and a maximum of $7,000,000. Through March 31, 2020, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below.
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
The Bank generally repurchases surplus stock quarterly. For the repurchase that occurred during the three months ended March 31, 2020, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 27, 2020, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2020, the Bank repurchased surplus stock totaling $139,080,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 27, 2020, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $2,600.

Note 15—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Service cost	$9	$7
Interest cost	5	5
Amortization of prior service cost	5	5
Amortization of net actuarial gain	(20)	(23)
Net periodic benefit credit	$(1)	$(6)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the three months ended March 31, 2020 and 2019, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2020 and December 31, 2019. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of March 31, 2020 and December 31, 2019, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2020 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$1,217,250	$1,217,250	$1,217,250	$—		$—		$—
Interest-bearing deposits	1,769,990	1,769,990	—	1,769,990		—		—
Federal funds sold	6,035,000	6,035,000	—	6,035,000		—		—
Trading securities (1)	4,570,279	4,570,279	—	4,570,279		—		—
Available-for-sale securities (1)	17,509,595	17,509,595	—	17,509,595		—		—
Held-to-maturity securities	1,150,122	1,147,002	—	1,091,723	(2)	55,279	(3)	—
Advances	46,922,518	46,760,088	—	46,760,088		—		—
Mortgage loans held for portfolio, net	4,282,180	4,407,320	—	4,407,320		—		—
Accrued interest receivable	154,497	154,497	—	154,497		—		—
Derivative assets (1)	145,252	145,252	—	146,354		—		(1,102)
Other assets held at fair value (1)	11,735	11,735	11,735	—		—		—

Liabilities:
Deposits	1,729,064	1,729,253	—	1,729,253		—		—
Consolidated obligations
Discount notes	43,953,217	43,991,414	—	43,991,414		—		—
Bonds	34,186,393	34,249,461	—	34,249,461		—		—
Mandatorily redeemable capital stock	6,779	6,779	6,779	—		—		—
Accrued interest payable	122,425	122,425	—	122,425		—		—
Derivative liabilities (1)	2,070	2,070	—	633,085		—		(631,015)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of March 31, 2020.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency debentures and GSE RMBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

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
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$20,551	$20,551	$20,551	$—		$—		$—
Interest-bearing deposits	1,670,249	1,670,249	—	1,670,249		—		—
Securities purchased under agreements to resell	4,310,000	4,310,000	—	4,310,000		—		—
Federal funds sold	4,505,000	4,505,000	—	4,505,000		—		—
Trading securities (1)	5,460,136	5,460,136	—	5,460,136		—		—
Available-for-sale securities (1)	16,766,500	16,766,500	—	16,766,500		—		—
Held-to-maturity securities	1,206,170	1,215,580	—	1,150,175	(2)	65,405	(3)	—
Advances	37,117,455	37,092,230	—	37,092,230		—		—
Mortgage loans held for portfolio, net	4,075,464	4,109,758	—	4,109,758		—		—
Accrued interest receivable	154,218	154,218	—	154,218		—		—
Derivative assets (1)	41,271	41,271	—	56,339		—		(15,068)
Other assets held at fair value (1)	14,222	14,222	14,222	—		—		—

Liabilities:
Deposits	1,286,219	1,286,258	—	1,286,258		—		—
Consolidated obligations
Discount notes	34,327,886	34,325,476	—	34,325,476		—		—
Bonds	35,745,827	35,757,691	—	35,757,691		—		—
Mandatorily redeemable capital stock	7,140	7,140	7,140	—		—		—
Accrued interest payable	115,350	115,350	—	115,350		—		—
Derivative liabilities (1)	3,855	3,855	—	172,435		—		(168,580)
___________________________

(1)	Financial instruments measured at fair value on a recurring basis as of December 31, 2019.

(2)	Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency debentures and GSE RMBS.

(3)	Consists of the Bank's holdings of non-agency RMBS.

(4)
Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions (inclusive of variation margin for daily settled contracts) as well as any cash collateral held or placed with those same counterparties.

Note 17—Commitments and Contingencies

Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At March 31, 2020, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $1.097 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At March 31, 2020 and December 31, 2019, the Bank had commitments to make additional advances totaling approximately $108,246,000 and $19,397,000, respectively. In addition, outstanding standby letters of credit totaled $22,371,324,000 and $21,781,829,000 at March 31, 2020 and December 31, 2019, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At March 31, 2020 and December 31, 2019, the Bank had outstanding standby bond purchase agreements totaling $738,366,000 and $484,872,000, respectively. At March 31, 2020, standby bond purchase agreements totaling $185,882,000, $246,162,000, $52,828,000, and $253,494,000 expire in 2022, 2023, 2024, and 2025, respectively. The Bank was not required to purchase any bonds under these agreements during the three months ended March 31, 2020 or the year ended December 31, 2019.
At March 31, 2020 and December 31, 2019, the Bank had commitments to purchase conventional mortgage loans totaling $56,094,000 and $31,765,000, respectively, from certain of its members that participate in the MPF program.
At March 31, 2020, the Bank had commitments to issue $500,000,000 (par value) of consolidated obligation bonds, none of which were hedged. At December 31, 2019, the Bank had commitments to issue $115,000,000 (par value) of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at March 31, 2020 and December 31, 2019, the Bank had commitments to issue $78,566,000 and $679,510,000 (par value) of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of March 31, 2020 and December 31, 2019, the Bank had pledged cash collateral of $654,829,000 and $156,676,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of March 31, 2020 and December 31, 2019, the Bank had pledged securities with carrying values (and fair values) of $888,729,000 and $842,256,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.

Note 18— Transactions with Shareholders
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

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the three months ended March 31, 2020 or 2019.

During the three months ended March 31, 2020 and 2019, interest expense on borrowings from other FHLBanks totaled $442 and $669, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019
Balance at January 1,	$—	$—
Borrowings from FHLBank of Indianapolis	10,000	10,000
Repayments to FHLBank of Indianapolis	(10,000)	(10,000)
Balance at March 31,	$—	$—

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three months ended March 31, 2020 and 2019 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended March 31, 2020
Balance at January 1, 2020	$144,833	$(38,194)	$(8,640)	$1,050	$99,049
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	1,016	—	—	1,016
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(15)	(15)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(255,748)	—	—	—	(255,748)
Unrealized losses on cash flow hedges	—	(95,733)	—	—	(95,733)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	471	—	471
Total other comprehensive income (loss)	(255,748)	(94,717)	471	(15)	(350,009)
Balance at March 31, 2020	$(110,915)	$(132,911)	$(8,169)	$1,035	$(250,960)

Three Months Ended March 31, 2019
Balance at January 1, 2019	$118,980	$18,412	$(10,667)	$1,276	$128,001
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(440)	—	—	—	(440)
Gains on cash flow hedges included in interest expense	—	(807)	—	—	(807)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(18)	(18)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	52,263	—	—	—	52,263
Unrealized losses on cash flow hedges	—	(20,390)	—	—	(20,390)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	593	—	593
Total other comprehensive income (loss)	51,823	(21,197)	593	(18)	31,201
Balance at March 31, 2019	$170,803	$(2,785)	$(10,074)	$1,258	$159,202
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, changes in the financial health of the Bank’s members or non-member borrowers, the effects from the COVID-19 pandemic, and the recent significant drop in oil prices. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means (including, but not limited to, the availability of other sources of liquidity resulting from various U.S. government programs that have been established in response to the COVID-19 crisis) or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2020 (the “2019 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of March 31, 2020, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2020 and December 31, 2019.

MEMBERSHIP SUMMARY
	March 31, 2020	December 31, 2019
Commercial banks	561	565
Savings institutions	54	54
Credit unions	123	122
Insurance companies	50	47
Community Development Financial Institutions	7	7
Total members	795	795
Housing associates	8	8
Non-member borrowers	2	4
Total	805	807
Community Financial Institutions (“CFIs”) (1)	546	551
_____________________________

(1)
The figures shown reflect the number of institutions that were Community Financial Institutions as of March 31, 2020 and December 31, 2019 based upon the definitions of Community Financial Institutions that applied as of those dates.

For 2020, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2019, 2018 and 2017 of less than $1.224 billion. For 2019, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2018, 2017 and 2016 of less than $1.199 billion.
Financial Market Conditions
During the first quarter of 2020, economic growth in the United States was negatively impacted by the novel coronavirus known as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it could lead to a prolonged global recession. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer-term effects that COVID-19 could have on the Bank's business. Many businesses in the Bank's district and across the U.S. were forced to shut down operations in an attempt to slow the spread of the virus. Despite signs that the virus is continuing to spread, beginning in late April/early May some of these previously closed businesses have been allowed to reopen in some locations but generally at reduced capacity and with restrictions that are designed to keep people safe.
The gross domestic product decreased at an annual rate of 4.8 percent during the first quarter of 2020, after increasing at annual rates of 2.1 percent during the fourth quarter of 2019 and 2.3 percent during 2019. The nationwide unemployment rate increased from 3.5 percent at December 31, 2019 to 4.4 percent at March 31, 2020. By the end of April 2020, the unemployment rate had surged to 14.7 percent. Unemployment claims have increased dramatically as more employers have laid off workers in response to the significant reduction in economic activity.
At its meeting held on January 28/29, 2020, the Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 1.50 percent and 1.75 percent (which it had set in October 2019). In an unscheduled meeting held on March 3, 2020, the FOMC stated that the COVID-19 outbreak posed evolving risks to economic activity and, in support of achieving its maximum employment and price stability goals, it decided to lower the target range for the federal funds rate by 50 basis points, to a range between 1.00 percent and 1.25 percent, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the federal funds rate in another unscheduled meeting, this time to a target range between 0 percent and 0.25 percent, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. At its scheduled meeting on April 28/29, 2020, the FOMC maintained the target for the federal funds rate at a range between 0 percent and 0.25 percent and stated that it expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.
The FOMC further stated that it will continue to purchase Treasury securities and agency MBS in the amounts needed to support smooth market functioning and effective transmission of monetary policy to broader financial conditions. The FOMC will include purchases of agency commercial MBS in its agency MBS purchases and will reinvest all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS.

Due to the dramatic increase in volatility across the global capital markets, the Federal Reserve has also undertaken a number of other emergency actions. Notably, the Federal Reserve increased substantially its provision of liquidity to the repo and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs.
In the weeks before and after the FOMC's early March reduction in the federal funds target rate, interest rates declined significantly. The Secured Overnight Financing Rate ("SOFR") declined by 154 basis points during the first three months of 2020, from 1.55 percent to 0.01 percent. One-month and three-month LIBOR also declined during the first three months of 2020, with one-month and three-month LIBOR ending the first quarter at 0.99 percent and 1.45 percent, respectively, as compared to 1.76 percent and 1.91 percent, respectively, at the end of 2019. By the end of April 2020, one-month and three-month LIBOR had further declined to 0.33 percent and 0.56 percent, respectively.
The following table presents information on various market interest rates at March 31, 2020 and December 31, 2019 and various average market interest rates for the three-month periods ended March 31, 2020 and 2019.

	Ending Rate		Average Rate
	March 31, 2020	December 31, 2019	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Federal Funds Target (1)	0.25%	1.75%	1.40%	2.50%
Average Effective Federal Funds Rate (2)	0.08%	1.55%	1.25%	2.40%
SOFR (3)	0.01%	1.55%	1.23%	2.43%
1-month LIBOR (1)	0.99%	1.76%	1.40%	2.50%
3-month LIBOR (1)	1.45%	1.91%	1.53%	2.69%
2-year LIBOR (1)	0.49%	1.70%	1.17%	2.62%
5-year LIBOR (1)	0.52%	1.73%	1.19%	2.54%
10-year LIBOR (1)	0.72%	1.90%	1.34%	2.67%
3-month U.S. Treasury (1)	0.11%	1.55%	1.10%	2.44%
2-year U.S. Treasury (1)	0.23%	1.58%	1.08%	2.49%
5-year U.S. Treasury (1)	0.37%	1.69%	1.14%	2.46%
10-year U.S. Treasury (1)	0.70%	1.92%	1.36%	2.65%
_____________________________

(1)	Source: Bloomberg (reflects upper end of target range)

(2)	Source: Federal Reserve Statistical Release

(3)	Source: Federal Reserve Bank of New York
Year-to-Date 2020 Summary

•
The Bank ended the first quarter of 2020 with total assets of $83.8 billion compared with $75.4 billion at the end of 2019. The $8.4 billion increase in total assets for the three months ended March 31, 2020 was attributable primarily to increases in the Bank's advances ($9.8 billion) and mortgage loans held for portfolio ($0.2 billion), as well as an increase in the carrying value of its hedged, fixed-rate long-term investments due to declining interest rates ($0.7 billion), partially offset by a decrease in the Bank's short-term liquidity portfolio ($2.5 billion).

•	Total advances increased from $37.1 billion at December 31, 2019 to $46.9 billion at March 31, 2020.

•	Mortgage loans held for portfolio increased from $4.1 billion at December 31, 2019 to $4.3 billion at March 31, 2020.

•
The Bank’s net income for the three months ended March 31, 2020 was $51.6 million, as compared to $58.4 million during the corresponding period in 2019. For discussion and analysis of the decrease in net income, see the section entitled "Results of Operations" beginning on page 57 of this report.

•
At all times during the first three months of 2020, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $1.267 billion at March 31, 2020 from $1.233 billion at December 31, 2019. Retained earnings was 1.51 percent and 1.64 percent of total assets at March 31, 2020 and December 31, 2019, respectively.

•
During the first three months of 2020, the Bank paid dividends totaling $15.0 million. The Bank’s first quarter 2020 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019) and 2.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	First Quarter 2020	2019
		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$46,922,518	$37,117,455	$38,180,593	$38,778,599	$36,096,595
Investments (1)	31,034,986	33,918,055	31,596,300	32,405,827	30,040,987
Mortgage loans held for portfolio	4,286,519	4,076,613	3,603,907	3,034,998	2,595,023
Allowance for credit losses on mortgage loans	4,339	1,149	795	731	611
Total assets	83,807,453	75,381,605	73,780,868	74,518,243	69,037,492
Consolidated obligations — discount notes	43,953,217	34,327,886	33,878,782	39,656,798	37,369,065
Consolidated obligations — bonds	34,186,393	35,745,827	33,744,493	29,481,562	26,746,361
Total consolidated obligations(2)	78,139,610	70,073,713	67,623,275	69,138,360	64,115,426
Mandatorily redeemable capital stock(3)	6,779	7,140	7,106	7,093	7,753
Capital stock — putable	2,700,176	2,466,242	2,478,206	2,582,594	2,431,577
Unrestricted retained earnings	1,062,579	1,038,533	1,007,453	984,180	960,243
Restricted retained earnings	204,460	194,144	181,808	171,187	160,372
Total retained earnings	1,267,039	1,232,677	1,189,261	1,155,367	1,120,615
Accumulated other comprehensive income (loss)	(250,960)	99,049	42,781	80,104	159,202
Total capital	3,716,255	3,797,968	3,710,248	3,818,065	3,711,394
Dividends paid(3)	15,027	18,264	19,210	19,326	19,123
Income statement (for the quarter)
Net interest income after provision for mortgage loan losses(4)	$45,592	$90,811	$67,912	$62,474	$71,978
Other income	35,390	2,299	14,900	22,144	16,977
Other expense	23,668	24,572	23,803	24,525	24,065
AHP assessment	5,734	6,858	5,905	6,015	6,494
Net income	51,580	61,680	53,104	54,078	58,396
Performance ratios
Net interest margin(4)(5)	0.26%	0.50%	0.36%	0.36%	0.42%
Net interest spread (4)(6)	0.17	0.39	0.24	0.21	0.26
Return on average assets	0.28	0.34	0.28	0.31	0.35
Return on average equity	5.44	6.50	5.46	5.66	6.22
Return on average capital stock (7)	8.28	9.77	8.05	8.53	9.28
Total average equity to average assets	5.21	5.19	5.17	5.51	5.57
Regulatory capital ratio(8)	4.74	4.92	4.98	5.03	5.16
Dividend payout ratio (3)(9)	29.13	29.61	36.17	35.74	32.75

_____________________________

(1)
Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale, and trading.

(2)
The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.175 trillion, $1.026 trillion, $1.010 trillion, $1.048 trillion and $1.011 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $78 billion, $70 billion, $68 billion, $69 billion and $64 billion, respectively.

(3)
Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $39 thousand, $46 thousand, $54 thousand, $51 thousand and $50 thousand for the quarters ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively.

(4)
In accordance with ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Prior to the adoption of ASU 2017-12, these amounts were recorded in other income (loss). Fair value hedge ineffectiveness increased (reduced) net interest income by $(36.9) million, $13.3 million, $(6.3) million, $(15.6) million and $(9.3) million for the quarters ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 57 of this report.

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

Legislative and Regulatory Developments
Coronavirus Aid, Relief, and Economic Security (“CARES”) Act
The CARES Act was signed into law by the President of the United States on March 27, 2020. The $2.2 trillion package is the largest stimulus bill in U.S. history and was undertaken in response to the COVID-19 crisis impacting the country. The CARES Act followed previous relief legislation that was enacted earlier in the same month. The CARES Act:

•	Provides assistance to businesses, states, and municipalities.

•	Creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives (known as the Paycheck Protection Program or “PPP”).

•
Authorizes the U.S. Treasury Secretary to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act").

•	Provides direct payments to eligible taxpayers and their families.

•	Expands eligibility for unemployment insurance and increases benefit amounts.

•	Includes mortgage forbearance provisions and a foreclosure moratorium.
Funding for the PPP was increased on April 24, 2020 with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act. Additional phases of the CARES Act or other COVID-19 relief legislation may be enacted. The Bank is evaluating the potential impact of the CARES Act on its business, including its impact to the U.S. economy, which is currently unknown; and it is monitoring the impact that this legislation could have on its mortgage loans held for portfolio as well as the mortgages held by the Bank’s members and that the Bank accepts as collateral.

Finance Agency Supervisory Letter Regarding PPP Loans as Collateral for Advances
On April 23, 2020, the Finance Agency issued a Supervisory Letter (the “PPP Supervisory Letter”) permitting the FHLBanks to accept loans made through the PPP as collateral for advances given the Small Business Administration’s 100 percent guarantee of the unpaid principal balance of the loans. On April 20, 2020, the Small Business Administration published its third interim final rule related to PPP loans which, among other things, explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral. These conditions focus on the financial condition of members, collateral discounts that must be applied to PPP loans, caps on the percentage of a member’s lendable pledged collateral that PPP loans can constitute, and pledge dollar limits.
On April 27, 2020, the Bank began accepting PPP loans as eligible collateral. The Bank does not expect its acceptance of PPP loans as collateral to materially affect its financial condition or results of operations.
Additional COVID-19 Developments
In response to the COVID-19 pandemic, governmental agencies, including the SEC, Office of the Comptroller of the Currency, Federal Reserve Board, FDIC, National Credit Union Administration, Commodity Futures Trading Commission and the Finance Agency, as well as state governments and agencies, have taken actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market and other effects arising from the pandemic, some of which may have a direct or indirect impact on the Bank and/or its members. Many of these actions are temporary in nature. The Bank is monitoring these actions and guidance and evaluating their potential impact on the Bank.
Financial Condition
The following table provides selected period-end balances as of March 31, 2020 and December 31, 2019, as well as selected average balances for the three-month period ended March 31, 2020 and the year ended December 31, 2019. As shown in the table, the Bank’s total assets increased by 11.2 percent between December 31, 2019 and March 31, 2020, due to increases in the Bank's advances ($9.8 billion) and mortgage loans held for portfolio ($0.2 billion), as well as an increase in the carrying value of the Bank's long-term investments ($0.7 billion), partially offset by a decrease in the Bank's short-term liquidity portfolio ($2.5 billion). As the Bank's assets increased, the funding for those assets also increased. During the three months ended March 31, 2020, total consolidated obligations increased by $8.1 billion, as consolidated obligation discount notes increased by $9.6 billion and consolidated obligation bonds decreased by $1.5 billion.

The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2020
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2019
Advances	$46,923	$9,806	26.4%	$37,117
Short-term liquidity holdings
Non-interest bearing excess cash balances	1,090	1,090	*	—
Interest-bearing deposits	1,770	100	6.0%	1,670
Securities purchased under agreements to resell	—	(4,310)	(100.0)%	4,310
Federal funds sold	6,035	1,530	34.0%	4,505
Trading securities
U.S. Treasury Bills	—	(928)	(100.0)%	928
U.S. Treasury Notes	4,457	31	0.7%	4,426
Total short-term liquidity holdings	13,352	(2,487)	(15.7)%	15,839
Long-term investments
Trading securities (U.S. Treasury Note)	113	7	6.6%	106
Available-for-sale securities	17,510	743	4.4%	16,767
Held-to-maturity securities	1,150	(56)	(4.6)%	1,206
Total long-term investments	18,773	694	3.8%	18,079

Mortgage loans held for portfolio, net	4,282	207	5.1%	4,075
Total assets	83,807	8,425	11.2%	75,382

Consolidated obligations
Consolidated obligations — bonds	34,186	(1,560)	(4.4)%	35,746
Consolidated obligations — discount notes	43,953	9,625	28.0%	34,328
Total consolidated obligations	78,139	8,065	11.5%	70,074

Mandatorily redeemable capital stock	7	—	—%	7
Capital stock	2,700	234	9.5%	2,466
Retained earnings	1,267	34	2.8%	1,233

Average total assets	73,120	1,797	2.5%	71,323
Average capital stock	2,505	(49)	(1.9)%	2,554
Average mandatorily redeemable capital stock	7	—	—%	7

* The percentage increase is not meaningful.

Advances
The Bank's advances balances (at par value) increased by $9.3 billion (25 percent) during the first three months of 2020. Advances increased broadly across the Bank's membership. After declining during the first two months of 2020, demand for advances increased markedly in March 2020 in response to the COVID-19 outbreak. The Bank believes the unsettled nature of the credit markets led some members to increase their borrowings in order to increase their liquidity. At this time, it is not possible to estimate how long the current credit market conditions will continue. If markets ultimately return to more normal conditions, whether as a result of the various initiatives that have been undertaken by the Federal Reserve or otherwise, demand for advances may fall. The extent to which advances could fall will likely depend upon the severity and duration of the economic downturn that may result from the COVID-19 pandemic. The following table presents advances outstanding, by type of institution, as of March 31, 2020 and December 31, 2019.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial banks	$31,001	67%	$23,502	64%
Insurance companies	6,881	15	6,802	18
Savings institutions	4,711	10	4,185	11
Credit unions	3,400	8	2,244	6
Community Development Financial Institutions	22	—	21	—
Total member advances	46,015	100	36,754	99
Housing associates	178	—	172	1
Non-member borrowers	5	—	18	—
Total par value of advances	$46,198	100%	$36,944	100%
Total par value of advances outstanding to CFIs (1)	$5,407	12%	$4,490	12%
_____________________________

(1)	The figures shown reflect the advances outstanding to CFIs as of March 31, 2020 and December 31, 2019 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2020, advances outstanding to the Bank’s five largest borrowers totaled $16.8 billion, representing 36.4 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2019 totaled $13.5 billion, representing 36.5 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2020.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2020
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Texas Capital Bank, N.A.	$4,900	10.6%
Comerica Bank	4,550	9.9
American General Life Insurance Company	3,148	6.8
NexBank, SSB	2,175	4.7
Life Insurance Company of the Southwest	2,038	4.4
	$16,811	36.4%

On November 4, 2019, Iberiabank and Tennessee-based First Horizon National Corp. announced that they had entered into a definitive merger agreement. The combined company will be headquartered in Memphis, Tennessee. According to the announcement, the transaction is expected to close in the second quarter of 2020, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of each company. With borrowings of $1.35 billion, Iberiabank was the Bank's ninth largest borrower as of March 31, 2020.
The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2020 and December 31, 2019.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2020		December 31, 2019
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$34,416	74.5%	$24,766	67.0%
Adjustable/variable-rate indexed	10,510	22.7	10,978	29.7
Amortizing	1,272	2.8	1,200	3.3
Total par value	$46,198	100.0%	$36,944	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2019 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in the 2019 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.
Short-Term Liquidity Holdings
At March 31, 2020, the Bank’s short-term liquidity holdings were comprised of $6.0 billion of overnight federal funds sold, $4.5 billion of U.S. Treasury Notes, $1.8 billion of overnight interest-bearing deposits and $1.1 billion of excess cash held at the Federal Reserve. At December 31, 2019, the Bank’s short-term liquidity holdings were comprised of $4.5 billion of overnight federal funds sold, $4.4 billion of U.S. Treasury Notes, $4.3 billion of overnight reverse repurchase agreements, $1.7 billion of overnight interest-bearing deposits and $0.9 billion of U.S. Treasury Bills. All of the Bank's federal funds sold during the three months ended March 31, 2020 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies. As of March 31, 2020, the Bank’s overnight federal funds sold consisted of $1.9 billion sold to counterparties rated double-A, $3.7 billion sold to counterparties rated single-A and $0.4 billion sold to counterparties rated triple-B. As of March 31, 2020, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2019 10-K. For the three months ended March 31, 2020, the Bank's core mission asset ("CMA") ratio was 66.9 percent. In comparison, the Bank's CMA ratio was 65.7 percent for the year ended December 31, 2019.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2020 and December 31, 2019 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
March 31, 2020	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$5	$463	$113	$581	$5
GSE obligations	—	5,768	—	5,768	—
State housing agency obligations	110	—	—	110	110
Other	—	46	—	46	—
Total debentures	115	6,277	113	6,505	115

Mortgage-backed securities ("MBS") portfolio
GSE residential MBS	983	—	—	983	977
GSE commercial MBS	—	11,233	—	11,233	—
Non-agency residential MBS	52	—	—	52	55
Total MBS	1,035	11,233	—	12,268	1,032
Total long-term investments	$1,150	$17,510	$113	$18,773	$1,147

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2019	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$6	$453	$106	$565	$6
GSE obligations	—	5,584	—	5,584	—
State housing agency obligations	109	—	—	109	109
Other	—	46	—	46	—
Total debentures	115	6,083	106	6,304	115

Mortgage-backed securities portfolio
GSE residential MBS	1,037	—	—	1,037	1,036
GSE commercial MBS	—	10,684	—	10,684	—
Non-agency residential MBS	54	—	—	54	65
Total MBS	1,091	10,684	—	11,775	1,101
Total long-term investments	$1,206	$16,767	$106	$18,079	$1,216
The Bank did not acquire or sell any long-term investments during the three months ended March 31, 2020. During the three months ended March 31, 2020, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $57 million and $74 million, respectively.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At March 31, 2020, the Bank held $12.4 billion (amortized cost) of MBS, which represented 313 percent of its total regulatory capital as of that date. The Bank intends to continue to purchase additional GSE MBS if securities with adequate returns are available and market conditions are satisfactory when the Bank has the regulatory capacity to increase its MBS portfolio. As discussed in the section entitled "Potential LIBOR Phase-Out" beginning on page 56 of this report, the FHLBanks were directed by the Finance Agency to no longer purchase (after December 31, 2019) LIBOR-indexed investments which mature after December 31, 2021 and (by March 31, 2020) to no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021. In light of the recent market volatility caused by the COVID-19 pandemic, the Finance Agency (on March 16, 2020) extended the date after which the FHLBanks can no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for option-embedded products. This directive did not in any way modify the previous guidance relating to investments. As a result of this guidance, the Bank's consideration of future fixed rate MBS purchases will also take into account its ability to prudently mitigate interest rate risk through the use of consolidated obligations or derivatives that are indexed to an interest rate other than LIBOR.
In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments subject to certain limits. These investments include but are not limited to the non-MBS debt obligations of other GSEs. Subject to applicable regulatory limits and the constraints imposed by the Finance Agency's guidance regarding core mission achievement, the Bank may add these types of securities to its long-term investment portfolio if attractive opportunities to do so are available and market conditions are satisfactory. The hedging considerations discussed in the preceding paragraph will also apply to any fixed rate non-MBS investments that are considered for purchase.
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of March 31, 2020, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 16 of this report).
As of March 31, 2020, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table below.
All but one of the Bank’s non-agency RMBS are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of March 31, 2020. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$1,096	$1,096	$1,096	$946	$150
Single-A	2	8,150	8,150	8,150	7,061	1,089
Triple-B	2	2,815	2,815	2,815	2,521	294
Single-B	4	11,552	11,403	10,117	9,675	1,727
Triple-C	12	43,027	36,551	29,668	35,010	2,431
Not Rated	1	77	77	77	66	11
Total	22	$66,717	$60,092	$51,923	$55,279	$5,702
At March 31, 2020, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $8 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $59 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2019, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $8 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $62 million. A summary of the Bank’s non-agency RMBS as of December 31, 2019 by classification by the originator at the time of issuance and collateral type is presented in the 2019 10-K; there were no material changes to this information during the three months ended March 31, 2020.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($1.1 billion par value at March 31, 2020) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2020, one-month LIBOR was 0.99 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.73 percent. The largest concentration of embedded effective caps ($0.8 billion) was between 6.00 percent and 6.50 percent. As of March 31, 2020, one-month LIBOR rates were 496 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held one $500 million interest rate cap with a strike rate of 6.50 percent and final maturity in August 2021. The notional balance of this cap declines by $250 million in August 2020 to $250 million. If three-month LIBOR rises above 6.50 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of the interest rate cap agreement. These payments would be based upon the notional amount of the agreement (at that time) and the difference between 6.50 percent and three-month LIBOR.
Mortgage Loans Held For Portfolio
As of March 31, 2020 and December 31, 2019, mortgage loans held for portfolio (net of allowance for credit losses) were $4.3 billion and $4.1 billion, respectively, representing approximately 5.1 percent and 5.4 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its Participating Financial Institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $4.184 billion of the $4.197 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at March 31, 2020 were conventional loans, almost all of which were acquired since 2016. The remaining $13 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $642,000 and $452,000 during the three months ended March 31, 2020 and 2019, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $4,339,000 and $1,149,000 at March 31, 2020 and December 31, 2019, respectively.
During the three months ended March 31, 2020, the Bank acquired mortgage loans totaling $427 million ($414 million unpaid principal balance). All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. The Bank’s mortgage loan purchases have declined significantly since the onset of the COVID-19 pandemic and are not expected to increase again until market conditions improve. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets. Currently, the Bank intends to continue to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.

Consolidated Obligations and Deposits
During the three months ended March 31, 2020, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $1.7 billion and its outstanding consolidated obligation discount notes (at par value) increased by $9.6 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2020 and December 31, 2019.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2020		December 31, 2019
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate non-callable
SOFR-indexed	$9,532	28.0%	$9,532	26.7%
LIBOR-indexed	3,250	9.6%	3,110	8.7%
Fixed-rate
Callable	12,519	36.8	12,083	33.9
Non-callable	7,985	23.5	9,447	26.4
Step-up
Callable	525	1.6	1,237	3.5
Non-callable	100	0.3	100	0.3
Callable step-down	75	0.2	175	0.5
Total par value	$33,986	100.0%	$35,684	100.0%
During the first three months of 2020, the Bank issued $9.5 billion of consolidated obligation bonds and approximately $45.3 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes and to fund the increase in the Bank's advances. At March 31, 2020 and December 31, 2019, discount notes comprised approximately 56 percent and 49 percent, respectively, of the Bank's total outstanding consolidated obligations. During the three months ended March 31, 2020, the Bank's bond issuance (based on trade date and par value) consisted of approximately $5.2 billion of swapped fixed-rate callable bonds (including step-up bonds), $4.5 billion of variable-rate bonds and one $0.1 billion fixed-rate non-callable bond (which was not swapped).
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 18 basis points during the three months ended March 31, 2020, compared to LIBOR minus 19 basis points during the three months ended December 31, 2019 and LIBOR minus 16 basis points during the three months ended March 31, 2019. Beginning in March 2020, in response to the COVID-19 outbreak, investor demand for high credit quality, fixed income investments, including the FHLBanks' consolidated obligations, generally increased relative to other investments. However, the spreads on FHLBank consolidated obligations widened relative to U.S. Treasury securities and fixed income market conditions became more challenging, with market participants favoring shorter-term obligations, including FHLBank discount notes.
Demand and term deposits were $1.7 billion and $1.3 billion at March 31, 2020 and December 31, 2019, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.7 billion and $2.5 billion at March 31, 2020 and December 31, 2019, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.5 billion and $2.6 billion for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.
Mandatorily redeemable capital stock outstanding at March 31, 2020 and December 31, 2019 was $6.8 million and $7.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.

At March 31, 2020 and December 31, 2019, the Bank’s five largest shareholders collectively held $735 million and $620 million, respectively, of capital stock, which represented 27.1 percent and 25.1 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2020.
FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2020
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Texas Capital Bank, N.A.	$208,798	7.7%
Comerica Bank	193,550	7.2
American General Life Insurance Company	144,615	5.3
Hancock Whitney Bank	95,525	3.5
NexBank, SSB	92,514	3.4
	$735,002	27.1%
As of March 31, 2020, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
The following table presents outstanding capital stock, by type of institution, as of March 31, 2020 and December 31, 2019.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	March 31, 2020		December 31, 2019
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,805	67%	$1,584	64%
Insurance companies	366	14	364	15
Credit unions	273	10	281	11
Savings institutions	255	9	236	10
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,700	100	2,466	100
Mandatorily redeemable capital stock	7	—	7	—
Total regulatory capital stock	$2,707	100%	$2,473	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. Through March 31, 2020, the activity-based investment requirement was 4.1 percent of outstanding advances, except for advances that were funded under the Bank's special reduced stock advances offering that ran from October 21, 2015 through December 31, 2015. The activity-based investment requirement for those advances was (and continues to be) 2.0 percent of the outstanding advances. At March 31, 2020, these advances totaled approximately $634 million. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
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
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchase that occurred during the three months ended March 31, 2020, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 27, 2020, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2020, the Bank repurchased surplus stock totaling $139.1 million, none of which was classified as mandatorily redeemable capital stock at that date.
On March 27, 2020, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $2,600.
At March 31, 2020, the Bank’s excess stock totaled $475.8 million, which represented 0.57 percent of the Bank’s total assets as of that date.
During the three months ended March 31, 2020, the Bank’s retained earnings increased by $34 million, from $1.233 billion to $1.267 billion. During this same period, the Bank paid dividends on capital stock totaling $15.0 million, which represented a weighted average annualized dividend rate of 2.38 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019) and 2.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2019 through December 31, 2019, were paid on March 30, 2020.
While there can be no assurances, taking into consideration its current earnings expectations, the Bank currently expects to pay quarterly dividends on Class B-1 Stock during the remainder of 2020 at annualized rates equal to average one-month LIBOR for the applicable dividend periods. Further, the Bank currently expects to pay quarterly dividends on Class B-2 Stock during the remainder of 2020 at annualized rates equal to average one-month LIBOR for the applicable dividend periods plus 1.0 percent.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2019 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At March 31, 2020, the Bank’s total risk-based capital requirement was $925 million, comprised of credit risk, market risk and operations risk capital requirements of $254 million, $458 million and $213 million, respectively, and its permanent capital was $3.974 billion.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at March 31, 2020 or December 31, 2019. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, beginning in February 2020, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the three months ended March 31, 2020, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2020, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 4.74 percent and 7.11 percent, respectively. The Bank's capital stock-to-assets ratio was 3.39 percent for the month ended March 31, 2020. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2020 and December 31, 2019, see “Item 1. Financial Statements” (specifically, Note 14 on page 31 of this report).
Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap, floor and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 13 beginning on page 24 of this report).

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2020 and December 31, 2019.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
March 31, 2020
Advances	$13,903	$1,140	$—	$255	$15,298
Investments	—	16,040	—	4,203	20,243
Mortgage loans held for portfolio	—	—	—	589	589
Consolidated obligation bonds	—	17,802	—	—	17,802
Consolidated obligation discount notes	—	—	1,066	—	1,066
Intermediary positions	—	—	—	507	507
Other	—	—	—	925	925
Total notional balance	$13,903	$34,982	$1,066	$6,479	$56,430
December 31, 2019
Advances	$9,104	$998	$—	$255	$10,357
Investments	—	16,115	—	4,203	20,318
Mortgage loans held for portfolio	—	—	—	517	517
Consolidated obligation bonds	—	19,861	—	—	19,861
Consolidated obligation discount notes	—	—	1,043	1,000	2,043
Intermediary positions	—	—	—	922	922
Other	—	—	—	925	925
Total notional balance	$9,104	$36,974	$1,043	$7,822	$54,943
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of March 31, 2020, the Bank had cleared trades outstanding with notional amounts totaling $33.9 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of March 31, 2020, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $22.2 billion.
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
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2020.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	2	$50.0	$0.9	$(0.6)	$—	$0.3
Single-A(3)	5	2,600.5	7.8	(7.2)	—	0.6
Cleared derivatives (4)	—	33,874.1	45.1	0.3	888.7	934.1
Liability positions with credit exposure
Single-A	6	6,440.0	(98.3)	143.5	—	45.2
Triple-B	3	8,877.1	(465.4)	510.6	—	45.2
Total derivative positions with non-member counterparties to which the Bank had credit exposure	16	51,841.7	(509.9)	646.6	888.7	1,025.4
Asset positions without credit exposure	4	3,650.6	16.7	(17.8)	—	—
Liability positions without credit exposure	1	628.0	(1.1)	1.1	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	5	4,278.6	15.6	(16.7)	—	—
Total non-member counterparties	21	56,120.3	(494.3)	$629.9	$888.7	$1,025.4

Member institutions
Interest rate exchange agreements (5)
Asset positions	6	63.4	8.4
Liability positions	2	190.0	(1.0)
Mortgage delivery commitments	—	56.1	0.2
Total member institutions	8	309.5	7.6

Total	29	$56,429.8	$(486.7)
_____________________________

(1)	Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of March 31, 2020.

(2)	Includes amounts that had not settled as of March 31, 2020.

(3)
The figures for asset positions with credit exposure to counterparties rated single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.2 billion and a credit exposure of $20.0 million.

(4)
Cleared derivatives with an aggregative notional principal balance of $10.0 billion were transacted with a clearinghouse rated double-A and cleared derivatives with an aggregative notional principal balance of $23.9 billion were transacted with a clearinghouse rated single-A.

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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including (if certain thresholds are met) minimum initial margin requirements imposed by regulators. For additional discussion, see Item 1 - Business - Legislative and Regulatory Developments in the 2019 10-K.
Potential LIBOR Phase-Out
As discussed in "Item 1A — Risk Factors” in the 2019 10-K, LIBOR may cease to be available after December 31, 2021. Consequently, the Bank has begun preparing for this possibility and the associated transition to an alternative reference rate (e.g., SOFR). Among other things, a permanent discontinuation of LIBOR will necessitate fallback language in derivative contracts extending past 2021 that reference LIBOR, as well as changes in the Bank's risk management practices. In response to the potential cessation of LIBOR, the Bank is no longer offering LIBOR-indexed advances with maturities after December 31, 2021, nor is it issuing LIBOR-indexed consolidated obligations with maturities after that date.
On September 27, 2019, the Finance Agency issued a supervisory letter to the FHLBanks relating to their preparations for the potential phase-out of LIBOR after December 31, 2021. Under the supervisory letter, with limited exceptions, the FHLBanks were directed, by December 31, 2019, to no longer purchase LIBOR-indexed investments which mature after December 31, 2021 and, by March 31, 2020, to no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021. In light of the market volatility caused by the COVID-19 pandemic, the Finance Agency (on March 16, 2020) extended the date after which the FHLBanks can no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for option-embedded products. This directive did not in any way modify the previous guidance relating to investments. As directed by the Finance Agency, the Bank no longer purchases LIBOR-indexed investments which mature after December 31, 2021 (nor does it purchase fixed rate investments which mature after that date that are hedged with LIBOR-indexed derivatives). On and after July 1, 2020 (or, for certain financial instruments with embedded options, April 1, 2020), the Bank will no longer issue, make, purchase or otherwise enter into financial liabilities, other derivatives or other assets that reference LIBOR and which mature after December 31, 2021.

The following table presents the Bank's LIBOR-indexed financial instruments by contractual maturity at March 31, 2020. Some of the Bank's derivatives contain call options which, if exercised, could result in earlier terminations.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

	2020	2021	Thereafter	Total
Instruments with receipts indexed to LIBOR
Advances (par value)	$325	$150	$—	$475
Investments (par value)
Non-MBS	—	—	40	40
MBS	—	—	1,052	1,052
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	1,229	3,757	18,765	23,751
Uncleared	761	584	8,726	10,071
Total par/notional amount	$2,315	$4,491	$28,583	$35,389

Instruments with payments indexed to LIBOR
Consolidated obligations (par value)	$2,250	$1,000	$—	$3,250
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	1,969	1,674	2,880	6,523
Uncleared	3,240	1,093	8,445	12,778
Total par/notional amount	$7,459	$3,767	$11,325	$22,551

At March 31, 2020, the Bank had outstanding standby bond purchase agreements totaling $738.4 million which expire in 2022, 2023, 2024 and 2025. Under the terms of these agreements, the Bank could be required to purchase and hold the subject bonds for a period of time. If this were to occur, the Bank would earn interest on the bonds at specified rates indexed to the greater of one-month LIBOR or the Federal Funds rate. For further discussion of these standby bond purchase agreements, see “Item 1. Financial Statements” (specifically, Note 17 on page 35 of this report).

Results of Operations
Net Income
Net income for the three months ended March 31, 2020 and 2019 was $51.6 million and $58.4 million, respectively. The Bank’s net income for the three months ended March 31, 2020 represented an annualized return on average capital stock (“ROCS”) of 8.28 percent. In comparison, the Bank’s ROCS was 9.28 percent for the three months ended March 31, 2019. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended March 31, 2020 and 2019, the Bank’s income before assessments was $57.3 million and $64.9 million, respectively. As discussed in more detail below, the $7.6 million decrease in income before assessments from period to period was attributable to a $26.4 million decrease in net interest income after provision for mortgage loan losses (primarily due to a change in fair value hedge ineffectiveness and an increase in the provision for mortgage loan losses), partially offset by a $18.4 million increase in other income and a $0.4 million decrease in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.

Net Interest Income After Provision for Mortgage Loan Losses
For the three months ended March 31, 2020, the Bank’s net interest income (after provision for mortgage loan losses) was $45.6 million compared to $72.0 million for the comparable period in 2019. The $26.4 million decrease in net interest income for the three-month period ended March 31, 2020, as compared to the corresponding period in 2019, was due primarily to a $27.6 million unfavorable change in fair value hedge ineffectiveness from period to period (which, as further discussed below, is largely offset by mitigation activities undertaken by the Bank, the results of which are recorded in other income/loss) and a $0.9 million increase in the provision for mortgage loan losses, which was primarily due to an increase in expected credit losses as a result of the COVID-19 pandemic. The impact of these factors was offset in part by an increase in the average balances of the Bank's interest-earning assets. The Bank's average balance of interest-earning assets increased from $68.1 billion during the three months ended March 31, 2019 to $73.0 billion during the comparable period in 2020.
For the three months ended March 31, 2020 and 2019, the Bank’s net interest margin was 26 basis points and 42 basis points, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 17 basis points and 26 basis points for the three months ended March 31, 2020 and 2019, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income.
Accounting Standards Update 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended March 31, 2020 and 2019, the fair value hedge ineffectiveness amounts reported in net interest income reduced interest income on advances by $865,000 and $27,000, respectively, reduced interest income on available-for-sale securities by $33,268,000 and $9,569,000, respectively, and increased (reduced) interest expense on consolidated obligations by $2,757,000 and $(256,000), respectively.
The higher yielding, longer duration fixed-rate GSE commercial MBS ("CMBS") and GSE debentures held in the Bank’s available-for-sale securities portfolio (all of which have been hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) expose the Bank to periodic earnings variability in the form of fair value hedge ineffectiveness. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (the overnight index swap curve) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) was 9 basis points during the three months ended March 31, 2020, compared to 16 basis points during the three months ended March 31, 2019. The decrease in the impact of non-interest bearing funds for the three months ended March 31, 2020, as compared to the corresponding period in 2019, is primarily due to the decrease in short-term interest rates between the periods.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2020 and 2019.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$2,026	$7	1.35%	$1,785	$11	2.53%
Securities purchased under agreements to resell	1,852	7	1.59%	4,036	25	2.54%
Federal funds sold	2,857	7	0.99%	3,039	19	2.47%
Investments
Trading	7,117	30	1.68%	3,462	18	2.08%
Available-for-sale (3)	16,963	65	1.53%	15,662	119	3.04%
Held-to-maturity (3)	1,189	6	2.18%	1,452	11	3.04%
Advances (4)	36,832	163	1.77%	36,325	238	2.62%
Mortgage loans held for portfolio	4,184	34	3.25%	2,320	23	3.98%
Total earning assets	73,020	319	1.75%	68,081	464	2.73%
Cash and due from banks	56			44
Other assets	265			282
Derivatives netting adjustment (2)	(338)			(147)
Fair value adjustment on available-for-sale securities (3)	125			137
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(8)			(10)
Total assets	$73,120	319	1.75%	$68,387	464	2.71%
Liabilities and Capital
Interest-bearing deposits (2)	$1,404	4	1.16%	$826	5	2.42%
Consolidated obligations
Bonds	36,177	154	1.70%	29,854	191	2.56%
Discount notes	31,503	115	1.46%	32,871	196	2.39%
Mandatorily redeemable capital stock and other borrowings	7	—	1.66%	8	—	2.87%
Total interest-bearing liabilities	69,091	273	1.58%	63,559	392	2.47%
Other liabilities	557			1,168
Derivatives netting adjustment (2)	(338)			(147)
Total liabilities	69,310	273	1.57%	64,580	392	2.43%
Total capital	3,810			3,807
Total liabilities and capital	$73,120		1.49%	$68,387		2.29%
Net interest income		$46			$72
Net interest margin			0.26%			0.42%
Net interest spread			0.17%			0.26%
Impact of non-interest bearing funds			0.09%			0.16%

_____________________________

(1)
Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)
The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2020 and 2019 in the table above include $324 million and $134 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended March 31, 2020 and 2019 in the table above include $14 million and $12 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.

(3)	Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.

(4)	Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods ended March 31, 2020 and 2019. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended
	March 31, 2020 vs. 2019
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$1	$(5)	$(4)
Securities purchased under agreements to resell	(11)	(7)	(18)
Federal funds sold	(1)	(11)	(12)
Investments
Trading	16	(4)	12
Available-for-sale	9	(63)	(54)
Held-to-maturity	(2)	(3)	(5)
Advances	3	(78)	(75)
Mortgage loans held for portfolio	16	(5)	11
Total interest income	31	(176)	(145)
Interest expense
Interest-bearing deposits	2	(3)	(1)
Consolidated obligations
Bonds	35	(72)	(37)
Discount notes	(8)	(73)	(81)
Mandatorily redeemable capital stock and other borrowings	—	—	—
Total interest expense	29	(148)	(119)
Changes in net interest income	$2	$(28)	$(26)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2020 and 2019.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net interest income (expense) associated with:
Member/offsetting derivatives	$32	$62
Economic hedge derivatives related to advances	939	—
Economic hedge derivatives related to trading securities	(3,573)	76
Economic hedge derivatives related to available-for-sale securities	(3)	(147)
Economic hedge derivatives related to consolidated obligation discount notes	(39)	—
Economic hedge derivatives related to mortgage loans held for portfolio	(314)	(165)
Other stand-alone economic hedge derivatives	74	(849)
Total net interest expense associated with economic hedge derivatives	(2,884)	(1,023)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(7,737)	—
Available-for-sale securities	(233)	90
Trading securities	(23,105)	(604)
Mortgage loans held for portfolio	(8,907)	(296)
Consolidated obligation discount notes	24	—
Other stand-alone economic hedge derivatives	32,899	9,426
Interest rate swaptions related to mortgage loans held for portfolio	6,826	(229)
Mortgage delivery commitments	2,385	1,261
Interest rate caps related to held-to-maturity securities	2	(5)
Member/offsetting swaps, caps and floors	(7)	39
Total fair value gains related to economic hedge derivatives	2,147	9,682
Price alignment amount on daily settled derivative contracts	20	107
Total net gains (losses) on derivatives and hedging activities	(717)	8,766
Net gains on trading securities	33,099	3,227
Net gains (losses) on other assets carried at fair value	(1,633)	913
Gains on sales of available-for-sale securities	—	440
Service fees	533	542
Letter of credit fees	3,592	2,780
Other, net	516	309
Total other	36,107	8,211
Total other income	$35,390	$16,977
Net Interest Settlements
Net interest income (expense) associated with economic hedge derivatives including, but not limited to, those associated with non-qualifying fair value hedging relationships is recorded in net gains (losses) on derivatives and hedging activities. Net interest income (expense) associated with derivatives in qualifying fair value hedging relationships is recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item.
Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). For the three months ended March 31, 2020 and 2019, the net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(7,970,000) and $90,000, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both March 31, 2020 and December 31, 2019, the notional balance of these derivatives totaled $425 million. For the three months ended March 31, 2020 and 2019, the gains associated with these stand-alone economic hedge derivatives were $32.9 million and $9.4 million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions were losses of $2.1 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. In addition, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains from the commitment date to the settlement date) were $2.4 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $(7,000) and $39,000 for the three months ended March 31, 2020 and 2019, respectively.
Price Alignment Amount
Effective January 3, 2017, one of the Bank's two clearinghouse counterparties made certain amendments to its rulebook that changed the legal characterization of variation margin payments on cleared derivatives to settlements on the contracts. Effective January 16, 2018, the Bank's other clearinghouse counterparty made similar amendments to its rulebook. Prior to the dates upon which these amendments became effective, the variation margin payments were in each case characterized as collateral pledged to secure outstanding credit exposure on the derivative contracts. The Bank receives or pays a price alignment amount on the cumulative variation margin payments associated with these contracts. The price alignment amount approximates the amount of interest the Bank would have received or paid had the variation margin payments continued to be characterized as collateral. The price alignment amount associated with derivatives in qualifying fair value hedging relationships is recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. The price alignment amount associated with economic hedge derivatives including, but not limited to, those associated with non-qualifying fair value hedging relationships, is recorded in net gains (losses) on derivatives and hedging activities.
Other
During the three months ended March 31, 2019, the Bank sold approximately $411 million of GSE CMBS classified as available-for-sale securities. The aggregate gains realized on these sales totaled $0.4 million. There were no other sales of long-term investments during the three months ended March 31, 2020 or 2019.
During the three months ended March 31, 2020 and 2019, the Bank held U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains on these investments were $33.1 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes held in its short-term liquidity portfolio. For the three months ended March 31, 2020 and 2019, the losses associated with these stand-alone derivatives were $23.1 million and $0.6 million, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled $(1.6) million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. The gains or losses on the securities are offset by a corresponding increase or decrease in amounts owed to participants in the deferred compensation plans, the expense (or credit) for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).

Letter of credit fees totaled $3.6 million for the three months ended March 31, 2020, compared to $2.8 million for the corresponding period in 2019. The increase in letter of credit fees for the three months ended March 31, 2020, as compared to the corresponding period in 2019, was due to an increase in the amount of letters of credit outstanding. At March 31, 2020 and 2019, outstanding letters of credit totaled $22.4 billion and $18.7 billion, respectively.
Other Expense
Total other expense, which includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance, totaled $23.7 million for the three months ended March 31, 2020 compared to $24.1 million for the corresponding period in 2019.
Compensation and benefits were $11.6 million for the three months ended March 31, 2020 compared to $13.6 million for the corresponding period in 2019. The $2.0 million decrease in compensation and benefits for the three months ended March 31, 2020, as compared to the corresponding period in 2019, was due largely to a decrease in amounts due to employees under the Bank's non-qualified deferred compensation plans, which was due to a decline in the fair value of the assets associated with those plans in 2020 as compared to an increase in 2019. The Bank's average headcount was 201 and 198 employees for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Bank employed 199 people, a decrease of 4 employees from December 31, 2019.
Other operating expenses for the three months ended March 31, 2020 were $9.2 million compared to $8.0 million for the corresponding period in 2019. The increase in other operating expenses for the three months ended March 31, 2020, as compared to the corresponding period in 2019, resulted primarily from increases in professional services, independent contractor costs and transaction services fees associated with the Bank's mortgage loan program (due to higher mortgage loan balances). The transaction service fees are paid to the FHLBank of Chicago as compensation for administering the MPF Program.
Discretionary grants and donations were $146,000 for the three months ended March 31, 2020 compared to $38,000 for the corresponding period in 2019. Discretionary grants and donations for the three months ended March 31, 2020 and 2019 were comprised of grants made under the Bank's Housing Assistance for Veterans program, which is designed to provide grants to households of veterans or active service members who were disabled as a result of an injury during their active military service since September 11, 2001.
Derivative clearing fees were approximately $0.3 million for both the three months ended March 31, 2020 and 2019.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $2.4 million for the three months ended March 31, 2020 as compared to $2.1 million for the corresponding period in 2019.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $5.7 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2019 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2020.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. From time to time, the Bank may also invest in short-term commercial paper and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2020, the Bank’s short-term liquidity holdings were comprised of $6.0 billion of overnight federal funds sold, $4.5 billion of U.S. Treasury Notes, $1.8 billion of overnight interest-bearing deposits and $1.1 billion of excess cash held at the Federal Reserve.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2020 or 2019.
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
As a result of the deterioration in financial market conditions due to the COVID-19 outbreak, the Finance Agency temporarily revised its guidance with respect to base case liquidity and funding gaps. On March 3, 2020, the Finance Agency indicated that the FHLBanks should maintain no less than 10 calendar days of positive daily cash balances through April 30, 2020 and that the FHLBanks should then return to 20 calendar days or more of positive daily cash balances by September 30, 2020. On March 12, 2020, the Finance Agency increased (through July 30, 2020) the funding gap ratios for the three-month and one-year time horizons to negative 25 percent or better and negative 40 percent or better, respectively. By September 30, 2020, the funding gap ratios for the three-month and one-year time horizons should not exceed negative 20 percent and negative 35 percent, respectively. By December 31, 2020, the funding gap ratios should not exceed the limits that were in place prior to the COVID-19 outbreak. The Bank was in compliance with the applicable base case liquidity requirements at all times during the three months ended March 31, 2020. During this same period, the Bank maintained its funding gap ratios within the limits initially established by the Finance Agency (i.e., 15 percent or better for the three-month time horizon and 30 percent or better for the one-year time horizon).
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2019 is provided in the 2019 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2020.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 7 of this report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the 2019 10-K. The information provided in this item is intended to update the disclosures made in the 2019 10-K.
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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at March 31, 2020 and December 31, 2019.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2019 and March 31, 2020. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)(2)		Down 200 Basis Points(1)(3)		Up 100 Basis Points(1)(2)		Down 100 Basis Points(1)(3)
	Base Case Market Value of Equity (1)	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2019	$3.817	$3.814	(0.08)%	$3.792	(0.65)%	$3.857	1.05%	$3.729	(2.31)%
March 2020	3.584	3.880	8.26%	4.274	19.25%	3.778	5.41%	3.732	4.13%
_____________________________

(1)
The market value of equity figures reflected in the table were derived in accordance with Finance Agency guidance. The Bank has on its balance sheet long-term, fixed-rate, putable advances that can be terminated by the Bank on specified future dates pursuant to a put option purchased from the member. These advances are hedged with interest rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, and sells a call option to the swap counterparty pursuant to which that counterparty can cancel the swap on specified future dates. The call/put option dates mirror each other throughout the life of the instruments. Given the different discount curves that are used to value the putable advances and the associated cancelable interest rate swaps, the modeled results can produce an outcome where the advance and the corresponding interest rate swap are not terminated on the same date. In practice, if the swap counterparty calls the interest rate swap, the Bank concurrently puts the advance. After adjusting the model to more closely align the put dates of the advances with the projected call dates of the associated interest rate swaps, the Bank’s market value of equity figures as of March 31, 2020 were as follows (dollars in billions with the percentage change from the adjusted base case): base case - $3.901; up 200 scenario - $3.879 (-0.56%); down 200 scenario - $4.198 (+7.61%); up 100 scenario - $3.878 (-0.59%); and down 100 scenario - $4.142 (+6.18%). As of December 31, 2019, the comparable figures were as follows: base case - $3.900; up 200 scenario - $3.811 (-2.28%); down 200 scenario - $4.075 (+4.49%); up 100 scenario - $3.862 (-0.97%); and down 100 scenario - $3.935 (+0.90%).

(2)	In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(3)
In the down 100 and down 200 scenarios (including the scenarios presented in footnote 1 to the table), the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2019 and March 31, 2020.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration(1)	Liability Duration(1)	Duration Gap(1)	Duration of Equity(1)	Up 100(1)(2)	Up 200(1)(2)	Down 100(1)(3)	Down 200(1)(3)
December 2019	0.23	(0.35)	(0.12)	(2.06)	0.20	1.43	(2.57)	(3.75)
March 2020	0.05	(0.33)	(0.28)	(5.97)	(4.69)	(0.46)	(13.60)	(17.69)
_____________________________

(1)
The duration figures reflected in the table were derived in accordance with Finance Agency guidance. The Bank has on its balance sheet long-term, fixed-rate, putable advances that can be terminated by the Bank on specified future dates pursuant to a put option purchased from the member. These advances are hedged with interest rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, and sells a call option to the swap counterparty pursuant to which that counterparty can cancel the swap on specified future dates. The call/put option dates mirror each other throughout the life of the instruments. Given the different discount curves that are used to value the putable advances and the associated cancelable interest rate swaps, the modeled results can produce an outcome where the advance and the corresponding interest rate swap are not terminated on the same date. In practice, if the swap counterparty calls the interest rate swap, the Bank concurrently puts the advance. After adjusting the model to more closely align the put dates of the advances with the projected call dates of the associated interest rate swaps, the Bank’s duration figures as of March 31, 2020 were as follows (expressed in years): asset duration - 0.38; liability duration - (0.33); duration gap - 0.05; base case duration of equity (“DOE”) - 1.41; up 100 DOE - (0.51); up 200 DOE - 0.90; down 100 DOE - (2.66); and down 200 DOE - (3.53). As of December 31, 2019, the comparable figures were as follows: asset duration - 0.39%; liability duration - (0.35); duration gap - 0.04%; base case DOE - 0.94; up 100 DOE - 1.12; up 200 DOE - 1.45; down 100 DOE - 0.77; and down 200 DOE - (0.25).

(2)	In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.

(3)	In the down 100 and down 200 scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.

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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2020 and December 31, 2019; (ii) Statements of Income for the Three Months Ended March 31, 2020 and 2019; (iii) Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2020 and 2019; (iv) Statements of Capital for the Three Months Ended March 31, 2020 and 2019; (v) Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2020	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Bank’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Statements of Condition as of March 31, 2020 and December 31, 2019; (ii) Statements of Income for the Three Months Ended March 31, 2020 and 2019; (iii) Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2020 and 2019; (iv) Statements of Capital for the Three Months Ended March 31, 2020 and 2019; (v) Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019; and (vi) Notes to the Financial Statements for the quarter ended March 31, 2020.