Form 10-Q
period 2020-06-30
Federal Home Loan Bank of Dallas
filed 2020-08-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At August 5, 2020, the registrant had outstanding 23,021,970 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$95,556	$20,551
Interest-bearing deposits (Notes 8 and 9)	2,022,209	1,670,249
Securities purchased under agreements to resell (Notes 8, 9 and 12)	2,500,000	4,310,000
Federal funds sold (Notes 8 and 9)	2,867,000	4,505,000
Trading securities (Notes 3 and 8)	5,914,379	5,460,136
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 17) ($866,039 and $842,256 pledged at June 30, 2020 and December 31, 2019, respectively, which could be rehypothecated)	17,612,787	16,766,500
Held-to-maturity securities (b) (Notes 5, 8 and 9)	1,083,678	1,206,170
Advances (Notes 6, 8 and 9)	38,642,663	37,117,455
Mortgage loans held for portfolio, net of allowance for credit losses of $4,892 and $1,149 at June 30, 2020 and December 31, 2019, respectively (Notes 7, 8 and 9)	4,019,608	4,075,464
Accrued interest receivable (Note 8)	125,631	154,218
Premises and equipment, net	14,892	15,103
Derivative assets (Notes 12 and 13)	27,718	41,271
Other assets (including $13,476 and $14,222 of securities held at fair value at June 30, 2020 and December 31, 2019, respectively)	33,682	39,488
TOTAL ASSETS	$74,959,803	$75,381,605

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$2,460,259	$1,286,199
Non-interest bearing	20	20
Total deposits	2,460,279	1,286,219
Consolidated obligations (Note 10)
Discount notes	35,978,006	34,327,886
Bonds	32,694,975	35,745,827
Total consolidated obligations	68,672,981	70,073,713

Mandatorily redeemable capital stock	6,803	7,140
Accrued interest payable	74,872	115,350
Affordable Housing Program (Note 11)	59,869	57,247
Derivative liabilities (Notes 12 and 13)	5,051	3,855
Other liabilities	38,430	40,113
Total liabilities	71,318,285	71,583,637

Commitments and contingencies (Notes 9 and 17)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 9,692,692 and 9,794,335 shares at June 30, 2020 and December 31, 2019, respectively	969,269	979,434
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 15,048,659 and 14,868,085 shares at June 30, 2020 and December 31, 2019, respectively	1,504,866	1,486,808
Total Class B Capital Stock	2,474,135	2,466,242
Retained earnings
Unrestricted	1,121,365	1,038,533
Restricted	217,851	194,144
Total retained earnings	1,339,216	1,232,677
Accumulated other comprehensive income (loss) (Note 20)	(171,833)	99,049
Total capital	3,641,518	3,797,968
TOTAL LIABILITIES AND CAPITAL	$74,959,803	$75,381,605
_____________________________
(a)Amortized cost: $17,637,425 and $16,621,667 at June 30, 2020 and December 31, 2019, respectively.
(b)Fair values: $1,092,415 and $1,215,580 at June 30, 2020 and December 31, 2019, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST INCOME
Advances	$100,443	$244,658	$261,356	$482,522
Prepayment fees on advances, net	4,905	553	6,877	677
Interest-bearing deposits	753	8,368	7,569	19,489
Securities purchased under agreements to resell	161	26,177	7,482	51,474
Federal funds sold	764	15,953	7,831	34,457
Trading securities	16,105	19,079	46,009	37,104
Available-for-sale securities	74,830	112,788	139,795	231,796
Held-to-maturity securities	2,960	10,451	9,433	21,504
Mortgage loans held for portfolio	28,100	26,753	62,052	49,847
Total interest income	229,021	464,780	548,404	928,870
INTEREST EXPENSE
Consolidated obligations
Bonds	63,860	166,004	217,804	356,772
Discount notes	54,334	231,322	169,116	427,573
Deposits	164	4,697	4,200	9,619
Mandatorily redeemable capital stock	10	53	40	105
Other borrowings	1	110	1	111
Total interest expense	118,369	402,186	391,161	794,180
NET INTEREST INCOME	110,652	62,594	157,243	134,690
Provision for mortgage loan losses	553	120	1,552	238

NET INTEREST INCOME AFTER PROVISION FOR MORTGAGE LOAN LOSSES	110,099	62,474	155,691	134,452

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(11,974)	4,852	21,125	8,079
Net gains on derivatives and hedging activities	3,037	12,790	2,320	21,556
Net gains (losses) on other assets carried at fair value	1,352	353	(281)	1,266
Realized gains on sales of available-for-sale securities	—	140	—	580
Letter of credit fees	3,732	2,984	7,324	5,764
Other, net	1,223	1,025	2,272	1,876
Total other income (loss)	(2,630)	22,144	32,760	39,121
OTHER EXPENSE
Compensation and benefits	13,605	12,380	25,165	25,946
Other operating expenses	9,605	9,597	18,806	17,631
Finance Agency	1,250	1,183	2,500	2,366
Office of Finance	1,224	1,050	2,387	1,998
Subsidies, grants and donations	7,060	1	7,206	39
Derivative clearing fees	330	314	678	610
Total other expense	33,074	24,525	56,742	48,590
INCOME BEFORE ASSESSMENTS	74,395	60,093	131,709	124,983
Affordable Housing Program assessment	7,441	6,015	13,175	12,509
NET INCOME	$66,954	$54,078	$118,534	$112,474
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET INCOME	$66,954	$54,078	$118,534	$112,474
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	86,277	(44,739)	(169,471)	7,524
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	—	(140)	—	(580)
Unrealized losses on cash flow hedges	(10,896)	(33,976)	(106,629)	(54,366)
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	3,162	(765)	4,178	(1,572)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	599	540	1,070	1,133
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit credit	5	5	10	10
Amortization of net actuarial gain included in net periodic benefit credit	(20)	(23)	(40)	(46)
Total other comprehensive income (loss)	79,127	(79,098)	(270,882)	(47,897)
TOTAL COMPREHENSIVE INCOME (LOSS)	$146,081	$(25,020)	$(152,348)	$64,577

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, APRIL 1, 2020	8,285	$828,539	18,716	$1,871,637	$1,062,579	$204,460	$1,267,039	$(250,960)	$3,716,255
Partial recovery of prior capital distribution to Financing Corporation (Note 14)	—	—	—	—	17,639	—	17,639	—	17,639
Net transfers of shares between Class B-1 and Class B-2 Stock	6,737	673,703	(6,737)	(673,703)	—	—	—	—	—
Proceeds from sale of capital stock	84	8,376	3,070	306,932	—	—	—	—	315,308
Repurchase/redemption of capital stock	(5,536)	(553,705)	—	—	—	—	—	—	(553,705)
Comprehensive income
Net income	—	—	—	—	53,563	13,391	66,954	—	66,954
Other comprehensive income	—	—	—	—	—	—	—	79,127	79,127
Dividends on capital stock (a)
Cash	—	—	—	—	(60)	—	(60)	—	(60)
Stock	123	12,356	—	—	(12,356)	—	(12,356)	—	—

BALANCE, JUNE 30, 2020	9,693	$969,269	15,049	$1,504,866	$1,121,365	$217,851	$1,339,216	$(171,833)	$3,641,518

BALANCE, APRIL 1, 2019	9,882	$988,183	14,434	$1,443,394	$960,243	$160,372	$1,120,615	$159,202	$3,711,394
Net transfers of shares between Class B-1 and Class B-2 Stock	4,139	413,955	(4,139)	(413,955)	—	—	—	—	—
Proceeds from sale of capital stock	30	3,024	5,200	520,043	—	—	—	—	523,067
Repurchase/redemption of capital stock	(3,913)	(391,297)	—	—	—	—	—	—	(391,297)
Comprehensive income (loss)
Net income	—	—	—	—	43,263	10,815	54,078	—	54,078
Other comprehensive income (loss)	—	—	—	—	—	—	—	(79,098)	(79,098)
Dividends on capital stock (b)
Cash	—	—	—	—	(65)	—	(65)	—	(65)
Mandatorily redeemable capital stock	—	—	—	—	(14)	—	(14)	—	(14)
Stock	193	19,247	—	—	(19,247)	—	(19,247)	—	—

BALANCE, JUNE 30, 2019	10,331	$1,033,112	15,495	$1,549,482	$984,180	$171,187	$1,155,367	$80,104	$3,818,065

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2020	9,794	$979,434	14,868	$1,486,808	$1,038,533	$194,144	$1,232,677	$99,049	$3,797,968
Partial recovery of prior capital distribution to Financing Corporation (Note 14)	—	—	—	—	17,639	—	17,639	—	17,639
Net transfers of shares between Class B-1 and Class B-2 Stock	8,322	832,202	(8,322)	(832,202)	—	—	—	—	—
Proceeds from sale of capital stock	135	13,501	8,503	850,260	—	—	—	—	863,761
Repurchase/redemption of capital stock	(8,831)	(883,191)	—	—	—	—	—	—	(883,191)
Adjustment to initially apply new credit loss accounting guidance (Note 2)	—	—	—	—	(2,191)	—	(2,191)	—	(2,191)
Comprehensive income (loss)
Net income	—	—	—	—	94,827	23,707	118,534	—	118,534
Other comprehensive income (loss)	—	—	—	—	—	—	—	(270,882)	(270,882)
Dividends on capital stock (a)
Cash	—	—	—	—	(120)	—	(120)	—	(120)
Stock	273	27,323	—	—	(27,323)	—	(27,323)	—	—

BALANCE, JUNE 30, 2020	9,693	$969,269	15,049	$1,504,866	$1,121,365	$217,851	$1,339,216	$(171,833)	$3,641,518

BALANCE, JANUARY 1, 2019	9,169	$916,921	16,380	$1,637,967	$932,675	$148,692	$1,081,367	$128,001	$3,764,256
Net transfers of shares between Class B-1 and Class B-2 Stock	9,468	946,796	(9,468)	(946,796)	—	—	—	—	—
Proceeds from sale of capital stock	33	3,366	8,583	858,311	—	—	—	—	861,677
Repurchase/redemption of capital stock	(8,699)	(869,936)	—	—	—	—	—	—	(869,936)
Shares reclassified to mandatorily redeemable capital stock	(23)	(2,326)	—	—	—	—	—	—	(2,326)
Adjustment to initially apply new lease accounting guidance	—	—	—	—	(25)	—	(25)	—	(25)
Comprehensive income
Net income	—	—	—	—	89,979	22,495	112,474	—	112,474
Other comprehensive income (loss)	—	—	—	—	—	—	—	(47,897)	(47,897)
Dividends on capital stock (b)
Cash	—	—	—	—	(131)	—	(131)	—	(131)
Mandatorily redeemable capital stock	—	—	—	—	(27)	—	(27)	—	(27)
Stock	383	38,291	—	—	(38,291)	—	(38,291)	—	—

BALANCE, JUNE 30, 2019	10,331	$1,033,112	15,495	$1,549,482	$984,180	$171,187	$1,155,367	$80,104	$3,818,065

(a) Dividends were paid at annualized rates of 1.79 percent and 2.79 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2020 and at annualized rates of 1.40 percent and 2.40 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2020.
(b) Dividends were paid at annualized rates of 2.35 percent and 3.35 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2019 and at annualized rates of 2.50 percent and 3.50 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2019.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$118,534	$112,474
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(13,466)	55,523
Concessions on consolidated obligations	6,112	3,640
Premises, equipment and computer software costs	1,887	2,066
Non-cash interest on mandatorily redeemable capital stock	69	102
Provision for mortgage loan losses	1,552	238
Gains on sales of available-for-sale securities	—	(580)
Net losses (gains) on other assets carried at fair value	281	(1,266)
Net gains on trading securities	(21,125)	(8,079)
Net gain due to changes in net fair value adjustment on derivative and hedging activities	(1,072,820)	(657,843)
Decrease (increase) in accrued interest receivable	28,775	(13,191)
Decrease in other assets	7,808	24
Increase in Affordable Housing Program (AHP) liability	2,622	3,691
Decrease in accrued interest payable	(40,482)	(8,582)
Increase (decrease) in other liabilities	(2,442)	362
Total adjustments	(1,101,229)	(623,895)
Net cash used in operating activities	(982,695)	(511,421)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(891,737)	1,355,219
Net decrease in securities purchased under agreements to resell	1,810,000	1,080,000
Net decrease (increase) in federal funds sold	1,638,000	(3,024,000)
Purchases of trading securities	(12,901,468)	(18,128,582)
Proceeds from maturities of trading securities	9,027,075	1,435,450
Proceeds from sales of trading securities	3,449,477	15,101,184
Purchases of available-for-sale securities	—	(844,689)
Proceeds from maturities of available-for-sale securities	152,446	260,109
Proceeds from sales of available-for-sale securities	—	436,019
Proceeds from maturities of held-to-maturity securities	124,234	204,654
Principal collected on advances	191,568,494	318,036,587
Advances made	(192,419,511)	(315,849,697)
Principal collected on mortgage loans held for portfolio	627,767	122,935
Purchases of mortgage loans held for portfolio	(591,709)	(972,825)
Purchases of premises, equipment and computer software	(2,931)	(1,171)
Net cash provided by (used in) investing activities	1,590,137	(788,807)

	For the Six Months Ended
	June 30,
	2020	2019
FINANCING ACTIVITIES
Net increase (decrease) in deposit liabilities, including swap collateral held	1,205,231	(82,897)
Net payments on derivative contracts with financing elements	(238,590)	(161,717)
Increase in loan from other FHLBank	—	400,000
Net proceeds from issuance of consolidated obligations
Discount notes	88,169,529	152,786,615
Bonds	20,277,461	16,100,319
Debt issuance costs	(5,020)	(3,780)
Payments for maturing and retiring consolidated obligations
Discount notes	(86,486,183)	(148,909,387)
Bonds	(23,452,550)	(18,800,970)
Proceeds from issuance of capital stock	863,761	861,677
Payments for redemption of mandatorily redeemable capital stock	(404)	(2,340)
Payments for repurchase/redemption of capital stock	(883,191)	(869,936)
Partial recovery of prior capital distribution to Financing Corporation (Note 14)	17,639	—
Cash dividends paid	(120)	(131)
Net cash provided by (used in) financing activities	(532,437)	1,317,453

Net increase in cash and cash equivalents	75,005	17,225
Cash and cash equivalents at beginning of the period	20,551	35,157
Cash and cash equivalents at end of the period	$95,556	$52,382

Supplemental Disclosures:
Interest paid	$473,554	$745,624
AHP payments, net	$10,553	$8,818
Stock dividends issued	$27,323	$38,291
Dividends paid through issuance of mandatorily redeemable capital stock	$—	$27
Net capital stock reclassified to mandatorily redeemable capital stock	$—	$2,326
Right-of-use assets acquired by lease	$730	$2,539

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
The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for the Bank). The new disclosure requirements and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. In addition, an entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 on January 1, 2020 did not have any impact on the Bank's results of operations or financial condition, nor did it require any additional disclosures.
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
Troubled Debt Restructuring Relief. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), was signed into law by the President of the United States. The CARES Act includes provisions that allow optional, temporary relief from accounting for certain modifications of loans that were not more than 30 days past due as of December 31, 2019 as troubled debt restructurings ("TDRs"). Specifically, under the provisions of the CARES Act, a qualifying financial institution may elect to suspend: (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as TDRs and (2) any determination that such loan modifications would be considered TDRs, including the related impairment for accounting purposes. The TDR relief provisions of the CARES Act apply to any modification that is related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the period from March 1, 2020 through the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency concerning the COVID-19 pandemic.
The Bank has elected to apply the TDR relief provided by the CARES Act. Accordingly, all modifications meeting the provisions of the CARES Act will be excluded from TDR classification, accounting and disclosure. Loan modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification under the Bank’s existing accounting practices. Through June 30, 2020, the Bank did not have any qualifying loan modifications and, therefore, the election to apply the TDR relief provisions of the CARES Act has thus far not had any impact on the Bank's financial condition, results of operations or disclosures.

Note 3—Trading Securities
Trading securities as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
U.S. Treasury Notes	$3,005,766	$4,532,126
U.S. Treasury Bills	2,908,613	928,010
Total	$5,914,379	$5,460,136

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of June 30, 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$448,853	$3,354	$13	$452,194
GSE obligations	5,684,023	66,184	2,977	5,747,230
Other	46,204	160	—	46,364
	6,179,080	69,698	2,990	6,245,788
GSE commercial MBS	11,458,345	26,104	117,450	11,366,999
Total	$17,637,425	$95,802	$120,440	$17,612,787

Table of Contents```
Available-for-sale securities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$447,072	$6,124	$—	$453,196
GSE obligations	5,501,456	84,911	1,986	5,584,381
Other	45,217	342	—	45,559
	5,993,745	91,377	1,986	6,083,136
GSE commercial MBS	10,627,922	79,875	24,433	10,683,364
Total	$16,621,667	$171,252	$26,419	$16,766,500

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $65,336,000 and $66,931,000 at June 30, 2020 and December 31, 2019, respectively.
Other debentures are comprised of securities issued by the Private Export Funding Corporation. These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government.
The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of June 30, 2020. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	1	$35,298	$13	—	$—	$—	1	$35,298	$13
GSE debentures	4	164,774	2,977	—	—	—	4	164,774	2,977
GSE commercial MBS	212	7,628,329	110,617	5	313,224	6,833	217	7,941,553	117,450
Total	217	$7,828,401	$113,607	5	$313,224	$6,833	222	$8,141,625	$120,440

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

Table of Contents```
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities (excluding accrued interest) by contractual maturity at June 30, 2020 and December 31, 2019 are presented below (in thousands).

	June 30, 2020		December 31, 2019
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$781,709	$783,410	$298,084	$299,005
Due after one year through five years	3,356,746	3,386,782	3,465,898	3,504,780
Due after five years through ten years	2,023,952	2,058,155	2,183,310	2,231,183
Due after ten years	16,673	17,441	46,453	48,168
	6,179,080	6,245,788	5,993,745	6,083,136
GSE commercial MBS	11,458,345	11,366,999	10,627,922	10,683,364
Total	$17,637,425	$17,612,787	$16,621,667	$16,766,500
Interest Rate Payment Terms. At June 30, 2020 and December 31, 2019, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the six months ended June 30, 2020. During the three months ended June 30, 2019, the Bank sold an available-for-sale security with an amortized cost (determined by the specific identification method) of $24,734,000. Proceeds from the sale totaled $24,874,000, resulting in a realized gain of $140,000. During the six months ended June 30, 2019, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $435,439,000. Proceeds from the sales totaled $436,019,000, resulting in realized gains of $580,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2020 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$4,992	$—	$4,992	$2	$—	$4,994
State housing agency obligations	109,587	—	109,587	1,073	123	110,537
	114,579	—	114,579	1,075	123	115,531
Mortgage-backed securities
GSE residential MBS	920,464	—	920,464	2,929	1,440	921,953
Non-agency residential MBS	56,205	7,570	48,635	7,733	1,437	54,931
	976,669	7,570	969,099	10,662	2,877	976,884
Total	$1,091,248	$7,570	$1,083,678	$11,737	$3,000	$1,092,415

Table of Contents```
Held-to-maturity securities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$5,862	$—	$5,862	$12	$—	$5,874
State housing agency obligations	109,478	—	109,478	—	908	108,570
	115,340	—	115,340	12	908	114,444
Mortgage-backed securities
GSE residential MBS	1,036,585	—	1,036,585	2,581	3,435	1,035,731
Non-agency residential MBS	62,885	8,640	54,245	11,641	481	65,405
	1,099,470	8,640	1,090,830	14,222	3,916	1,101,136
Total	$1,214,810	$8,640	$1,206,170	$14,234	$4,824	$1,215,580

In the tables above, amortized cost includes premiums, discounts and the credit portion of other-than-temporary impairments ("OTTI") recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $293,000 and $1,005,000 at June 30, 2020 and December 31, 2019, respectively.
Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2020 and December 31, 2019 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2020			December 31, 2019
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$4,992	$4,992	$4,994	$5,862	$5,862	$5,874
Due after ten years	109,587	109,587	110,537	109,478	109,478	108,570
	114,579	114,579	115,531	115,340	115,340	114,444
Mortgage-backed securities	976,669	969,099	976,884	1,099,470	1,090,830	1,101,136
Total	$1,091,248	$1,083,678	$1,092,415	$1,214,810	$1,206,170	$1,215,580
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $1,640,000 and $1,952,000 at June 30, 2020 and December 31, 2019, respectively.
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Amortized cost of variable-rate held-to-maturity securities other than MBS	$114,579	$115,340
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	27	36
Collateralized mortgage obligations
Fixed-rate	28	57
Variable-rate	976,614	1,099,377
	976,669	1,099,470
Total	$1,091,248	$1,214,810
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2019 or the six months ended June 30, 2020.

Table of Contents```
Sales of Securities. There were no sales of held-to-maturity securities during the six months ended June 30, 2020 or 2019.

Note 6—Advances
     Redemption Terms. At June 30, 2020 and December 31, 2019, the Bank had advances outstanding at interest rates ranging from 0.15 percent to 8.27 percent and 0.48 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	June 30, 2020		December 31, 2019
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$613	1.45%
Due in one year or less	15,299,792	0.68	16,683,401	1.72
Due after one year through two years	1,181,465	1.99	1,491,736	2.35
Due after two years through three years	1,457,369	1.94	1,125,342	2.38
Due after three years through four years	1,125,734	2.07	742,698	2.67
Due after four years through five years	1,750,138	1.19	1,435,402	2.11
Due after five years	16,984,794	0.80	15,464,698	1.69
Total par value	37,799,292	0.89%	36,943,890	1.79%

Deferred net prepayment fees	(6,908)		(6,657)
Commitment fees	(95)		(99)
Hedging adjustments	850,374		180,321
Total	$38,642,663		$37,117,455
Advances presented in the table above exclude accrued interest of $27,850,000 and $49,096,000 at June 30, 2020 and December 31, 2019, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2020 and December 31, 2019, the Bank had aggregate prepayable and callable advances totaling $11,416,994,000 and $10,428,894,000, respectively.
The following table summarizes advances outstanding at June 30, 2020 and December 31, 2019, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2020	December 31, 2019
Overdrawn demand deposit accounts	$—	$613
Due in one year or less	24,601,251	26,716,128
Due after one year through two years	1,095,382	1,408,317
Due after two years through three years	1,400,456	1,018,388
Due after three years through four years	900,192	691,905
Due after four years through five years	1,317,411	1,030,243
Due after five years	8,484,600	6,078,296
Total par value	$37,799,292	$36,943,890

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2020 and December 31, 2019, the Bank had putable advances outstanding totaling $8,045,800,000 and $6,796,500,000, respectively.

Table of Contents```
The following table summarizes advances outstanding at June 30, 2020 and December 31, 2019, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2020	December 31, 2019
Overdrawn demand deposit accounts	$—	$613
Due in one year or less	22,355,592	21,999,901
Due after one year through two years	1,991,465	1,851,736
Due after two years through three years	1,542,369	1,195,342
Due after three years through four years	1,155,534	791,498
Due after four years through five years	1,490,138	1,191,402
Due after five years	9,264,194	9,913,398
Total par value	$37,799,292	$36,943,890

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Fixed-rate
Due in one year or less	$15,069,092	$16,054,501
Due after one year	12,903,030	9,911,487
Total fixed-rate	27,972,122	25,965,988
Variable-rate
Due in one year or less	230,700	629,513
Due after one year	9,596,470	10,348,389
Total variable-rate	9,827,170	10,977,902
Total par value	$37,799,292	$36,943,890

At June 30, 2020 and December 31, 2019, 53 percent and 39 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended June 30, 2020 and 2019, gross advance prepayment fees received from members/borrowers were $4,057,000 and $549,000, respectively, none of which were deferred. During the six months ended June 30, 2020 and 2019, gross advance prepayment fees received from members/borrowers were $6,029,000 and $742,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances during the six months ended June 30, 2020. During the three months ended March 31, 2019, a symmetrical prepayment advance with a par value of $5,000,000 was prepaid. The difference by which the par value of the advance exceeded its fair value, less the make-whole amount, totaled $68,000 and was recorded in prepayment fees on advances. There were no prepayments of symmetrical prepayment advances during the three months ended June 30, 2019.

Table of Contents```
Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of June 30, 2020 and December 31, 2019 for mortgage loans held for portfolio (in thousands):

	June 30, 2020	December 31, 2019
Fixed-rate medium-term* single-family mortgages	$60,854	$33,954
Fixed-rate long-term single-family mortgages	3,878,293	3,960,393
Premiums	77,237	78,643
Discounts	(1,613)	(1,821)
Deferred net derivative gains associated with mortgage delivery commitments	9,729	5,444
Total mortgage loans held for portfolio	4,024,500	4,076,613
Less: allowance for credit losses on mortgage loans	(4,892)	(1,149)
Total mortgage loans held for portfolio, net of allowance for credit losses	$4,019,608	$4,075,464
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $22,162,000 and $21,863,000 at June 30, 2020 and December 31, 2019, respectively.
The unpaid principal balance of mortgage loans held for portfolio at June 30, 2020 and December 31, 2019 was comprised of conventional loans totaling $3,927,050,000 and $3,980,970,000, respectively, and government-guaranteed/insured loans totaling $12,097,000 and $13,377,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Advances	$27,850	$49,096
Investment securities
Trading	9,852	13,742
Available-for-sale	65,336	66,931
Held-to-maturity	293	1,005
Mortgage loans held for portfolio	22,162	21,863
Interest-bearing deposits	124	1,192
Securities purchased under agreements to resell	7	195
Federal funds sold	7	194
Total	$125,631	$154,218

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

Table of Contents```
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities sold under agreements to repurchase. These investments provide short-term liquidity and are carried at amortized cost. Accrued interest is recorded separately on the statement of condition (see Note 8). At June 30, 2020, all investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell were repaid according to the contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at June 30, 2020.
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
At June 30, 2020, the gross unrealized losses on the Bank’s available-for-sale securities were $120,440,000, all of which related to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. At June 30, 2020, the gross unrealized losses on the Bank’s held-to-maturity securities were $4,774,000, of which $1,440,000 were attributable to MBS that are issued and guaranteed by GSEs, $123,000 were attributable to securities issued by a state housing agency and $3,211,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS ("RMBS").
Government-Guaranteed and GSE Investments. As of June 30, 2020, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE commercial MBS ("CMBS") and GSE RMBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through June 30, 2020, the Bank has not experienced any defaults on its government-guaranteed debentures, GSE CMBS or GSE RMBS. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the amounts to be collected on its holdings of U.S. government-guaranteed debentures will not be less than the Bank's amortized cost bases in these investments. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at June 30, 2020 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that an allowance for credit losses is not necessary on any of its government-guaranteed or GSE investments at June 30, 2020.
State Housing Agency Debentures. As of June 30, 2020, the Bank's holdings of state housing agency bonds are rated triple-A by both Moody's and S&P. The Bank has not experienced any defaults on its state housing agency debentures, nor does it expect to experience any defaults on these securities. Based upon the Bank's assessment of the creditworthiness of the state housing agency and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of state housing agency debentures will not be less than the amortized cost basis of these investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider an allowance for credit losses on its state housing debentures to be necessary at June 30, 2020.
Non-Agency RMBS. As of June 30, 2020, 5 of the Bank's non-agency RMBS with an aggregate amortized cost of $11,473,000 were rated investment grade (i.e., triple-B or higher by Moody's and/or S&P), 16 non-agency RMBS with an aggregate amortized cost of $44,657,000 were rated below investment grade and 1 non-agency RMBS with an amortized cost of $75,000 was unrated. In periods prior to 2017, 15 of the non-agency RMBS that were rated below investment grade at June 30, 2020 had been determined to be other-than-temporarily impaired. At June 30, 2020 and December 31, 2019, the amortized cost of the Bank's non-agency RMBS included credit losses of $6,509,000 and $6,765,000, respectively, on these previously impaired securities.
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

Table of Contents```
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
At June 30, 2020, the Bank considered the potential impact that recent changes in economic conditions could have on the collectibility of these securities relative to the assumptions that were used in the cash flow projections under the more stressful housing price scenario referred to above to determine whether it expected to incur any additional credit losses on these securities. Based on the results of these cash flow analyses, the payment status of the securities and the considerations regarding the potential impact that the COVID-19 pandemic could have on the securities' cash flows, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, no allowance for credit losses on the Bank's non-agency RMBS was deemed to be necessary at June 30, 2020.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, a reserve for credit losses on standby bond purchase agreements was not considered necessary at June 30, 2020.
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
During the six months ended June 30, 2020 and 2019, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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

Table of Contents```
Bank has procedures in place for validating the reasonableness of its collateral valuations. In addition, collateral verifications and on-site reviews are performed based on the risk profile of the borrower.
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2020 or December 31, 2019.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At June 30, 2020 and December 31, 2019, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2020 and December 31, 2019, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
As discussed in Note 2, the CARES Act provides temporary relief from the accounting and reporting requirements for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR. Eligible mortgage loans that are current under the modified terms of the loan agreements are returned to accrual status as long as the Bank expects repayment of the remaining contractual principal and interest. As of June 30, 2020, the Bank had not entered into any qualifying loan modifications.

Table of Contents```
The servicers of the Bank's mortgage loans may grant a forbearance period to borrowers who request forbearance as a result of difficulties relating to COVID-19 regardless of the status of the loan at the time of the request. During the forbearance period, the Bank accounts for these loans in the same manner as it accounts for any other past due loans whether the forbearance arrangement is formal or informal. The accrual status of mortgage loans in forbearance is determined by the past due status of the loan as the legal terms of the loan agreement remain unchanged during this period.
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at June 30, 2020 and the recorded investment (which includes accrued interest receivable) by payment status for mortgage loans at December 31, 2019 (dollars in thousands).

	June 30, 2020					December 31, 2019
	Conventional Loans Originated Prior to 2004	Conventional Loans Originated in 2016-2020	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$207	$93,442	$93,649	$496	$94,145	$37,632	$464	$38,096
60-89 days delinquent	179	90,327	90,506	261	90,767	2,728	189	2,917
90 days or more delinquent	225	11,970	12,195	161	12,356	6,106	80	6,186
Total past due	611	195,739	196,350	918	197,268	46,466	733	47,199
Total current loans	8,538	3,807,462	3,816,000	11,232	3,827,232	4,038,455	12,822	4,051,277
Total mortgage loans	$9,149	$4,003,201	$4,012,350	$12,150	$4,024,500	$4,084,921	$13,555	$4,098,476

Other delinquency statistics:
In process of foreclosure (2)			$1,680	$35	$1,715	$1,752	$36	$1,788
Serious delinquency rate (3)			0.3%	1.3%	0.3%	0.2%	0.6%	0.2%
Past due 90 days or more and still accruing interest (4)			$—	$161	$161	$—	$80	$80
Nonaccrual loans (5)			$13,289	$—	$13,289	$7,304	$—	$7,304
Troubled debt restructurings			$—	$—	$—	$—	$—	$—
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.
(2)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(3)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(4)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(5)The Bank did not have any specific allowance for credit losses on nonaccrual loans at June 30, 2020.
As of June 30, 2020, approximately $165,130,000 (unpaid principal balance) of conventional loans were in forbearance as a result of COVID-19. Approximately $3,338,000 of these loans had a current payment status, $70,544,000 were 30 to 59 days past due, $83,645,000 were 60 to 89 days past due, and $7,603,000 were 90 days or more past due and in nonaccrual status.
At June 30, 2020 and December 31, 2019, the Bank’s other assets included $300,000 and $15,000, respectively, of real estate owned.
Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each seriously delinquent mortgage loan and each TDR is specifically reviewed for impairment. At June 30, 2020 and December 31, 2019, the Bank did not have any TDRs related to mortgage loans. At these dates, the estimated value of the collateral securing each seriously delinquent loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the outstanding loan amount. Therefore, no specific reserve for credit losses was established for any of the seriously delinquent mortgage loans. The remaining conventional mortgage loans were evaluated for

Table of Contents```
impairment on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions (taking into account the forecasted impact of the COVID-19 pandemic) and expected recoveries from credit enhancements, the Bank determined that an allowance for credit losses of $4,892,000 was adequate to reserve for expected credit losses in its conventional mortgage loan portfolio at June 30, 2020.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$4,339	$611	$1,149	$493
Adjustment to initially apply new credit loss accounting guidance (Note 2)	—	—	2,191	—
Provision for credit losses	553	120	1,552	238
Balance, end of period	$4,892	$731	$4,892	$731

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $916 billion and $1.026 trillion at June 30, 2020 and December 31, 2019, respectively. The Bank was the primary obligor on $68.5 billion and $70.1 billion (at par value), respectively, of these consolidated obligations.

 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2020 and December 31, 2019 (in thousands, at par value).

	June 30, 2020	December 31, 2019
Fixed-rate	$11,816,360	$21,529,815
Variable-rate	20,498,000	12,642,000
Step-up	195,000	1,337,500
Step-down	—	175,000
Total par value	$32,509,360	$35,684,315

At June 30, 2020 and December 31, 2019, 73 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Table of Contents```
Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2020 and December 31, 2019, by contractual maturity (dollars in thousands):

	June 30, 2020		December 31, 2019
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$19,979,940	0.48%	$16,900,625	1.75%
Due after one year through two years	5,006,035	0.87	7,849,605	1.76
Due after two years through three years	2,636,505	2.27	2,269,005	2.21
Due after three years through four years	880,590	2.45	1,912,490	2.42
Due after four years through five years	2,596,790	1.97	3,811,615	2.16
Due after five years	1,409,500	2.23	2,940,975	2.52
Total par value	32,509,360	0.93%	35,684,315	1.93%

Premiums	813		1,091
Discounts	(552)		(781)
Debt issuance costs	(3,387)		(4,479)
Hedging adjustments	188,741		65,681
Total	$32,694,975		$35,745,827

At June 30, 2020 and December 31, 2019, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2020	December 31, 2019
Non-callable bonds	$27,604,860	$22,188,915
Callable bonds	4,904,500	13,495,400
Total par value	$32,509,360	$35,684,315

The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2020 and December 31, 2019, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2020	December 31, 2019
Due in one year or less	$24,579,440	$25,936,025
Due after one year through two years	5,121,035	6,397,605
Due after two years through three years	1,911,505	1,649,005
Due after three years through four years	550,590	1,193,590
Due after four years through five years	346,790	409,615
Due after five years	—	98,475
Total par value	$32,509,360	$35,684,315

     Discount Notes. At June 30, 2020 and December 31, 2019, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

June 30, 2020	$35,978,006	$35,992,183	0.26%

December 31, 2019	$34,327,886	$34,405,724	1.57%

Table of Contents```
Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$57,247	$44,358
AHP assessment	13,175	12,509
Grants funded, net of recaptured amounts	(10,553)	(8,818)
Balance, end of period	$59,869	$48,049

Note 12—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of June 30, 2020 or December 31, 2019.
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

Table of Contents```
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of June 30, 2020 and December 31, 2019 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
June 30, 2020

Assets

Derivatives
Bilateral derivatives	$76,298	$(62,533)	$13,765	$(9,437)	(2)	$4,328
Cleared derivatives	19,696	(5,743)	13,953	—		13,953
Total derivatives	95,994	(68,276)	27,718	(9,437)		18,281
Securities purchased under agreements to resell	2,500,000	—	2,500,000	(2,500,000)		—
Total assets	$2,595,994	$(68,276)	$2,527,718	$(2,509,437)		$18,281

Liabilities

Derivatives
Bilateral derivatives	$729,467	$(724,416)	$5,051	$—		$5,051
Cleared derivatives	7,734	(7,734)	—	—	(3)	—
Total liabilities	$737,201	$(732,150)	$5,051	$—		$5,051

December 31, 2019

Assets

Derivatives
Bilateral derivatives	$22,721	$(10,978)	$11,743	$(5,313)	(2)	$6,430
Cleared derivatives	33,618	(4,090)	29,528	—		29,528
Total derivatives	56,339	(15,068)	41,271	(5,313)		35,958
Securities purchased under agreements to resell	4,310,000	—	4,310,000	(4,310,000)		—
Total assets	$4,366,339	$(15,068)	$4,351,271	$(4,315,313)		$35,958

Liabilities

Derivatives
Bilateral derivatives	$168,297	$(164,442)	$3,855	$—		$3,855
Cleared derivatives	4,138	(4,138)	—	—	(3)	—
Total liabilities	$172,435	$(168,580)	$3,855	$—		$3,855
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties.
(3)The Bank had pledged securities with aggregate fair values of $866,039,000 and $842,256,000 at June 30, 2020 and December 31, 2019, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Table of Contents```

Note 13—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of June 30, 2020, it was not a party to any forward rate agreements.
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
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank entered into interest rate cap agreements, only one of which remained outstanding at June 30, 2020. These derivatives are treated as economic hedges.
All of the Bank's available-for-sale securities are fixed-rate agency and other highly rated debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
The Bank's trading securities include both fixed-rate and variable-rate U.S. Treasury Notes. To convert most of its fixed-rate U.S. Treasury Notes to a short-term floating rate, the Bank has entered into fixed-for-floating interest rate exchange agreements that are primarily indexed to the overnight index swap ("OIS") rate. These derivatives are treated as economic hedges.
The interest rate swaps and swaptions that are used by the Bank to hedge the risks associated with its mortgage loan portfolio are treated as economic hedges.
Advances — The Bank issues both fixed-rate and variable-rate advances. When deemed appropriate, the Bank uses interest rate exchange agreements to adjust the interest rate sensitivity of its fixed-rate advances to approximate more closely the

Table of Contents```
interest rate sensitivity of its liabilities. With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance on specified future dates. This embedded option is clearly and closely related to the host advance contract. The Bank typically hedges a putable advance by entering into a cancelable interest rate exchange agreement where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, and sells an option to cancel the swap to the swap counterparty. This type of hedge is treated as a fair value hedge. The swap counterparty can cancel the interest rate exchange agreement on the call date and the Bank can cancel the putable advance and offer, subject to certain conditions, replacement funding at prevailing market rates.
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
To manage the interest rate risk of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. With issuances of fixed-rate consolidated obligation bonds, the Bank typically enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank that are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. In this transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets. These transactions are treated as fair value hedges. On occasion, the Bank may enter into fixed-for-floating interest rate exchange agreements to hedge the interest rate risk associated with certain of its consolidated obligation discount notes. The derivatives associated with the Bank’s fair value discount note hedging are indexed to the OIS rate and are treated as economic hedges. The Bank may also use interest rate exchange agreements to convert variable-rate consolidated obligation bonds from one index rate to another index rate. These transactions are treated as economic hedges.
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
Balance Sheet Management — From time to time, the Bank may enter into interest rate basis swaps to reduce its exposure to changing spreads between different interest rate indices. In addition, to reduce its exposure to reset risk, the Bank may occasionally enter into forward rate agreements. These derivatives are treated as economic hedges.
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

Table of Contents```
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

Table of Contents```
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

Table of Contents```
 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at June 30, 2020 and December 31, 2019 (in thousands).

	June 30, 2020			December 31, 2019
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances (1)	$14,910,303	$814	$684,213	$10,102,510	$5,117	$134,520
Available-for-sale securities (1)	15,961,949	15,107	35,220	16,114,507	28,049	19,718
Consolidated obligation bonds (1)	8,727,515	50,305	1,441	19,861,615	14,000	13,619
Consolidated obligation discount notes (2)	1,066,000	1,033	—	1,043,000	2,503	—
Total derivatives designated as hedging instruments under ASC 815	40,665,767	67,259	720,874	47,121,632	49,669	167,857
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	260,000	—	12,391	255,000	25	16
Available-for-sale securities	3,136	2	—	3,144	4	—
Mortgage loans held for portfolio	263,350	318	70	339,600	343	1,118
Consolidated obligation discount notes	—	—	—	1,000,000	—	—
Trading securities	2,150,000	143	70	3,700,000	171	8
Intermediary transactions	126,701	8,473	3,153	842,036	5,312	2,355
Other	1,425,000	367	637	925,000	328	1,069
Interest rate swaptions related to mortgage loans held for portfolio	1,355,000	18,455	—	145,000	381	—
Mortgage delivery commitments	44,951	971	—	31,765	94	—
Interest rate caps
Held-to-maturity securities	500,000	—	—	500,000	—	—
Intermediary transactions	80,000	6	6	80,000	12	12
Total derivatives not designated as hedging instruments under ASC 815	6,208,138	28,735	16,327	7,821,545	6,670	4,578
Total derivatives before collateral and netting adjustments	$46,873,905	95,994	737,201	$54,943,177	56,339	172,435

Cash collateral and related accrued interest		(30,885)	(692,767)		(3,440)	(156,903)
Cash received or remitted in excess of variation margin requirements		1,992	—		(5)	(54)
Netting adjustments		(39,383)	(39,383)		(11,623)	(11,623)
Total collateral and netting adjustments (3)		(68,276)	(732,150)		(15,068)	(168,580)
Net derivative balances reported in statements of condition		$27,718	$5,051		$41,271	$3,855
_____________________________
(1)Derivatives designated as fair hedges.
(2)Derivatives designated as cash flow hedges.
(3)Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

Table of Contents```
The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three and six months ended June 30, 2020 and 2019 (in thousands).

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended June 30, 2020

Total amount of the financial statement line item	$100,443	$74,830	$(63,860)	$(54,334)	$79,127

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(125,199)	$(136,404)	$21,360	$—	$—
Hedged items	119,262	103,046	15,200	—	—
Net gains (losses) on fair value hedging relationships	$(5,937)	$(33,358)	$36,560	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(3,162)	$3,162
Recognized in OCI	—	—	—	—	(10,896)
Net losses on cash flow hedging relationships	$—	$—	$—	$(3,162)	$(7,734)

Three Months Ended June 30, 2019

Total amount of the financial statement line item	$244,658	$112,788	$(166,004)	$(231,322)	$(79,098)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(110,910)	$(469,575)	$122,435	$—	$—
Hedged items	122,509	475,566	(138,342)	—	—
Net gains (losses) on fair value hedging relationships	$11,599	$5,991	$(15,907)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$765	$(765)
Recognized in OCI	—	—	—	—	(33,976)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$765	$(34,741)

Table of Contents```

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Six Months Ended June 30, 2020

Total amount of the financial statement line item	$261,356	$139,795	$(217,804)	$(169,116)	$(270,882)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(668,966)	$(1,262,373)	$172,023	$—	$—
Hedged items	670,027	1,184,397	(123,060)	—	—
Net gains (losses) on fair value hedging relationships	$1,061	$(77,976)	$48,963	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(4,178)	$4,178
Recognized in OCI	—	—	—	—	(106,629)
Net losses on cash flow hedging relationships	$—	$—	$—	$(4,178)	$(102,451)

Six Months Ended June 30, 2019

Total amount of the financial statement line item	$482,522	$231,796	$(356,772)	$(427,573)	$(47,897)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(145,993)	$(753,436)	$215,660	$—	$—
Hedged items	170,605	774,352	(250,582)	—	—
Net gains (losses) on fair value hedging relationships	$24,612	$20,916	$(34,922)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$1,572	$(1,572)
Recognized in OCI	—	—	—	—	(54,366)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$1,572	$(55,938)

For the three and six months ended June 30, 2020 and 2019, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At June 30, 2020, $21,201,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At June 30, 2020, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 9.6 years.

Table of Contents```
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of June 30, 2020 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
June 30, 2020
Advances	$15,761,704	$845,995	$4,379	$850,374
Available-for-sale securities	17,637,425	1,531,181	(1,031)	1,530,150
Consolidated obligation bonds	(9,389,222)	(187,320)	(1,421)	(188,741)

December 31, 2019
Advances	$10,283,221	$175,343	$4,978	$180,321
Available-for-sale securities	16,621,667	346,741	(985)	345,756
Consolidated obligation bonds	(20,310,223)	(64,027)	(1,654)	(65,681)
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three and six months ended June 30, 2020 and 2019 (in thousands).

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	Other Income (Loss) for the		Other Income (Loss) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	$9,199	$11,532	$2,133	$20,097
Net interest expense on interest rate swaps	(9,801)	(1,021)	(12,685)	(2,044)
Interest rate swaptions	(270)	1,704	6,556	1,475
Interest rate caps and floors	(2)	2	—	87
Mortgage delivery commitments	3,909	545	6,294	1,806
Total net gain related to derivatives not designated as hedging instruments under ASC 815	3,035	12,762	2,298	21,421
Price alignment amount on variation margin for daily settled derivative contracts(1)	2	28	22	135
Net gains on derivatives and hedging activities reported in other income (loss)	$3,037	$12,790	$2,320	$21,556
_____________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments under ASC 815. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments under ASC 815 are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The majority of the Bank's derivative contracts have been cleared through third-party central clearinghouses (as of June 30, 2020, the notional balance of cleared transactions outstanding totaled $31.8 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of June 30, 2020, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $14.9 billion and $0.1 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.

Table of Contents```
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

Note 14—Capital
At all times during the six months ended June 30, 2020, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,037,738	$3,820,154	$881,970	$3,706,059
Total capital	$2,998,392	$3,820,154	$3,015,264	$3,706,059
Total capital-to-assets ratio	4.00%	5.10%	4.00%	4.92%
Leverage capital	$3,747,990	$5,730,231	$3,769,080	$5,559,088
Leverage capital-to-assets ratio	5.00%	7.64%	5.00%	7.37%
Beginning in February 2020, the Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the applicable month ends in 2020.
Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2019, subject to a minimum of $1,000 and a maximum of $7,000,000. Through June 30, 2020, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below.
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. To be eligible for the reduced activity-based investment requirement, advances funded during this period had to have a maturity of one year or greater, among other things. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) are funded during the period from April 1, 2020 through December 31, 2020 and (2) have a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement has been reduced from 4.1 percent to 2.0 percent for advances that: (1) are funded during the period from August 1, 2020 through December 31, 2020 and (2) have a maturity of 28 days or greater. Under the 2020 special advances offering, the maximum balance of advances to which the reduced activity-based stock investment requirement can be applied is $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during the period from April 1, 2020 through December 31, 2020.
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the six months ended June 30, 2020, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2020 and June 26, 2020, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2020 and June 26, 2020, the Bank repurchased surplus stock totaling $139,080,000 and $184,412,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

Table of Contents```
On March 27, 2020 and June 26, 2020, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $2,600 and $2,800, respectively.
The Financing Corporation ("FICO") was formed pursuant to the Competitive Equality Banking Act of 1987 to provide financing for the resolution of failed savings and loan associations. The capitalization of FICO was provided by capital distributions from the FHLBanks in exchange for non-voting capital stock of FICO. The Bank's capital distributions were made in 1987, 1988 and 1989. Upon passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Bank's capital stock investment in FICO was determined to be non-redeemable and, in 1989, the Bank charged off its investment in FICO directly against retained earnings. After satisfying its obligations in September 2019, FICO commenced a process to dissolve in accordance with relevant statutory requirements and the terms of a plan of dissolution approved by the Director of the Finance Agency. During the second quarter of 2020, in connection with the dissolution of FICO, the Bank received a distribution of $17,639,000, representing the Bank's proportionate share of FICO’s surplus and remaining cash on hand. The receipt of this distribution was treated as a partial return of the Bank's prior investment in FICO and credited to unrestricted retained earnings.

Note 15—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and limited life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$9	$7	$18	$14
Interest cost	5	5	10	10
Amortization of prior service cost	5	5	10	10
Amortization of net actuarial gain	(20)	(23)	(40)	(46)
Net periodic benefit credit	$(1)	$(6)	$(2)	$(12)

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

Table of Contents```
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the six months ended June 30, 2020 and 2019, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2020 and December 31, 2019. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of June 30, 2020 and December 31, 2019, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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

Table of Contents```
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2020 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$95,556	$95,556	$95,556	$—		$—		$—
Interest-bearing deposits	2,022,209	2,022,209	—	2,022,209		—		—
Securities purchased under agreements to resell	2,500,000	2,500,000	—	2,500,000		—		—
Federal funds sold	2,867,000	2,867,000	—	2,867,000		—		—
Trading securities (1)	5,914,379	5,914,379	—	5,914,379		—		—
Available-for-sale securities (1)	17,612,787	17,612,787	—	17,612,787		—		—
Held-to-maturity securities	1,083,678	1,092,415	—	1,037,484	(2)	54,931	(3)	—
Advances	38,642,663	38,537,636	—	38,537,636		—		—
Mortgage loans held for portfolio, net	4,019,608	4,154,156	—	4,154,156		—		—
Accrued interest receivable	125,631	125,631	—	125,631		—		—
Derivative assets (1)	27,718	27,718	—	95,994		—		(68,276)
Other assets held at fair value (1)	13,476	13,476	13,476	—		—		—

Liabilities:
Deposits	2,460,279	2,460,380	—	2,460,380		—		—
Consolidated obligations
Discount notes	35,978,006	35,978,994	—	35,978,994		—		—
Bonds	32,694,975	32,777,935	—	32,777,935		—		—
Mandatorily redeemable capital stock	6,803	6,803	6,803	—		—		—
Accrued interest payable	74,872	74,872	—	74,872		—		—
Derivative liabilities (1)	5,051	5,051	—	737,201		—		(732,150)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of June 30, 2020.
(2)Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency debentures and GSE RMBS.
(3)Consists of the Bank's holdings of non-agency RMBS.
(4)Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions (inclusive of variation margin for daily settled contracts) as well as any cash collateral held or placed with those same counterparties.

Table of Contents```
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
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of December 31, 2019.
(2)Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency debentures and GSE RMBS.
(3)Consists of the Bank's holdings of non-agency RMBS.
(4)Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions (inclusive of variation margin for daily settled contracts) as well as any cash collateral held or placed with those same counterparties.
Note 17—Commitments and Contingencies

Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At June 30, 2020, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $847 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may

Table of Contents```
determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At June 30, 2020 and December 31, 2019, the Bank had commitments to make additional advances totaling approximately $23,775,000 and $19,397,000, respectively. In addition, outstanding standby letters of credit totaled $22,077,455,000 and $21,781,829,000 at June 30, 2020 and December 31, 2019, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At June 30, 2020 and December 31, 2019, the Bank had outstanding standby bond purchase agreements totaling $724,733,000 and $484,872,000, respectively. At June 30, 2020, standby bond purchase agreements totaling $180,615,000, $239,475,000, $51,302,000, and $253,341,000 expire in 2022, 2023, 2024, and 2025, respectively. The Bank was not required to purchase any bonds under these agreements during the six months ended June 30, 2020 or the year ended December 31, 2019.
At June 30, 2020 and December 31, 2019, the Bank had commitments to purchase conventional mortgage loans totaling $44,951,000 and $31,765,000, respectively, from certain of its members that participate in the MPF program.
At June 30, 2020, the Bank had commitments to issue $50,000,000 (par value) of consolidated obligation bonds, none of which were hedged. At December 31, 2019, the Bank had commitments to issue $115,000,000 (par value) of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at June 30, 2020 and December 31, 2019, the Bank had commitments to issue $61,422,000 and $679,510,000 (par value) of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of June 30, 2020 and December 31, 2019, the Bank had pledged cash collateral of $696,453,000 and $156,676,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of June 30, 2020 and December 31, 2019, the Bank had pledged securities with carrying values (and fair values) of $866,039,000 and $842,256,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Table of Contents```

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the six months ended June 30, 2019, interest income on loans to other FHLBanks totaled $20,000. The Bank did not loan any short-term federal funds to other FHLBanks during the six months ended June 30, 2020. The following table summarizes the Bank's loans to other FHLBanks during the six months ended June 30, 2019.

Six Months Ended June 30, 2019
Balance at January 1, 2019	$—
Loans made to FHLBank of Boston	300,000
Collections from FHLBank of Boston	(300,000)
Balance at June 30, 2019	$—

During the six months ended June 30, 2020 and 2019, interest expense on borrowings from other FHLBanks totaled $456 and $108,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2020 and 2019 (in thousands).

	Six Months Ended June 30,
	2020	2019
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	—	400,000
FHLBank of Indianapolis	20,000	20,000
FHLBank of Boston	—	150,000
FHLBank of New York	—	250,000
Repayments to:
FHLBank of Indianapolis	(20,000)	(20,000)
FHLBank of Boston	—	(150,000)
FHLBank of New York	—	(250,000)
Balance at June 30,	$—	$400,000

Table of Contents```

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and six months ended June 30, 2020 and 2019 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended June 30, 2020
Balance at April 1, 2020	$(110,915)	$(132,911)	$(8,169)	$1,035	$(250,960)
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	3,162	—	—	3,162
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(15)	(15)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	86,277	—	—	—	86,277
Unrealized losses on cash flow hedges	—	(10,896)	—	—	(10,896)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	599	—	599
Total other comprehensive income (loss)	86,277	(7,734)	599	(15)	79,127
Balance at June 30, 2020	$(24,638)	$(140,645)	$(7,570)	$1,020	$(171,833)

Three Months Ended June 30, 2019
Balance at April 1, 2019	$170,803	$(2,785)	$(10,074)	$1,258	$159,202
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(140)	—	—	—	(140)
Gains on cash flow hedges included in interest expense	—	(765)	—	—	(765)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(18)	(18)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(44,739)	—	—	—	(44,739)
Unrealized losses on cash flow hedges	—	(33,976)	—	—	(33,976)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	540	—	540
Total other comprehensive income (loss)	(44,879)	(34,741)	540	(18)	(79,098)
Balance at June 30, 2019	$125,924	$(37,526)	$(9,534)	$1,240	$80,104
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

Table of Contents```

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Six Months Ended June 30, 2020
Balance at January 1, 2020	$144,833	$(38,194)	$(8,640)	$1,050	$99,049
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	4,178	—	—	4,178
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(30)	(30)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(169,471)	—	—	—	(169,471)
Unrealized losses on cash flow hedges	—	(106,629)	—	—	(106,629)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,070	—	1,070
Total other comprehensive income (loss)	(169,471)	(102,451)	1,070	(30)	(270,882)
Balance at June 30, 2020	$(24,638)	$(140,645)	$(7,570)	$1,020	$(171,833)

Six Months Ended June 30, 2019
Balance at January 1, 2019	$118,980	$18,412	$(10,667)	$1,276	$128,001
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(580)	—	—	—	(580)
Gains on cash flow hedges included in interest expense	—	(1,572)	—	—	(1,572)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(36)	(36)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	7,524	—	—	—	7,524
Unrealized losses on cash flow hedges	—	(54,366)	—	—	(54,366)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,133	—	1,133
Total other comprehensive income (loss)	6,944	(55,938)	1,133	(36)	(47,897)
Balance at June 30, 2019	$125,924	$(37,526)	$(9,534)	$1,240	$80,104
_____________________________
(1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

Table of Contents```
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, changes in the financial health of the Bank’s members or non-member borrowers, the effects from the COVID-19 pandemic, and the decline in oil prices since the beginning of 2020. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means (including, but not limited to, the availability of other sources of liquidity resulting from various U.S. government programs that have been established in response to the COVID-19 crisis) or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2020 (the “2019 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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

Table of Contents```
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of June 30, 2020, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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

Table of Contents```
The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2020 and December 31, 2019.

MEMBERSHIP SUMMARY
	June 30, 2020	December 31, 2019
Commercial banks	558	565
Savings institutions	54	54
Credit unions	124	122
Insurance companies	49	47
Community Development Financial Institutions	7	7
Total members	792	795
Housing associates	8	8
Non-member borrowers	2	4
Total	802	807
Community Financial Institutions (“CFIs”) (1)	537	551
_____________________________
(1)The figures shown reflect the number of institutions that were Community Financial Institutions as of June 30, 2020 and December 31, 2019 based upon the definitions of Community Financial Institutions that applied as of those dates.
For 2020, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2019, 2018 and 2017 of less than $1.224 billion. For 2019, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2018, 2017 and 2016 of less than $1.199 billion.
Financial Market Conditions
During the first half of 2020, economic growth in the United States was negatively impacted by the novel coronavirus known as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it could lead to a prolonged global recession. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer-term effects that COVID-19 could have on the Bank's business. Many businesses in the Bank's district and across the U.S. were forced to shut down operations in an attempt to slow the spread of the virus. Despite signs that the virus is continuing to spread, beginning in late April/early May some of these previously closed businesses have been allowed to reopen in some locations but generally at reduced capacity and with restrictions that are designed to keep people safe.
The gross domestic product decreased at an annual rate of 32.9 percent during the second quarter of 2020, after decreasing at an annual rate of 5.0 percent during the first quarter of 2020. The nationwide unemployment rate increased from 3.5 percent at December 31, 2019 to 4.4 percent at March 31, 2020. Unemployment claims increased dramatically during the second quarter of 2020 as employers laid off workers in response to the significant reduction in economic activity. By the end of April 2020, the unemployment rate surged to 14.7 percent before declining to 11.1 percent at June 30, 2020.
At its meeting held on January 28/29, 2020, the Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 1.50 percent and 1.75 percent (which it had set in October 2019). In an unscheduled meeting held on March 3, 2020, the FOMC stated that the COVID-19 outbreak posed evolving risks to economic activity and, in support of achieving its maximum employment and price stability goals, it decided to lower the target range for the federal funds rate by 50 basis points, to a range between 1.00 percent and 1.25 percent, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the federal funds rate in another unscheduled meeting, this time to a target range between 0 percent and 0.25 percent, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. At its scheduled meeting on July 28/29, 2020, the FOMC maintained the target for the federal funds rate at a range between 0 percent and 0.25 percent and stated that it expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.
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

Table of Contents```

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
In the weeks before and after the FOMC's early March reduction in the federal funds target rate, interest rates declined significantly. The Secured Overnight Financing Rate ("SOFR") declined by 145 basis points during the first six months of 2020, from 1.55 percent to 0.10 percent. One-month and three-month LIBOR also declined during the first six months of 2020, with one-month and three-month LIBOR ending the second quarter at 0.16 percent and 0.30 percent, respectively, as compared to 1.76 percent and 1.91 percent, respectively, at the end of 2019.
The following table presents information on various market interest rates at June 30, 2020 and December 31, 2019 and various average market interest rates for the three and six-month periods ended June 30, 2020 and 2019.

	Ending Rate		Average Rate		Average Rate
	June 30, 2020	December 31, 2019	Second Quarter 2020	Second Quarter 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Federal Funds Target (1)	0.25%	1.75%	0.25%	2.50%	0.82%	2.50%
Average Effective Federal Funds Rate (2)	0.08%	1.55%	0.06%	2.40%	0.66%	2.40%
SOFR (1)	0.10%	1.55%	0.05%	2.43%	0.63%	2.43%
1-month LIBOR (1)	0.16%	1.76%	0.35%	2.44%	0.89%	2.47%
3-month LIBOR (1)	0.30%	1.91%	0.60%	2.51%	1.07%	2.60%
2-year LIBOR (1)	0.23%	1.70%	0.32%	2.21%	0.74%	2.41%
5-year LIBOR (1)	0.33%	1.73%	0.42%	2.14%	0.80%	2.34%
10-year LIBOR (1)	0.64%	1.90%	0.69%	2.31%	1.01%	2.49%
3-month U.S. Treasury (1)	0.16%	1.55%	0.14%	2.35%	0.62%	2.40%
2-year U.S. Treasury (1)	0.16%	1.58%	0.19%	2.13%	0.63%	2.30%
5-year U.S. Treasury (1)	0.29%	1.69%	0.36%	2.12%	0.75%	2.29%
10-year U.S. Treasury (1)	0.66%	1.92%	0.69%	2.34%	1.02%	2.49%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
Year-to-Date 2020 Summary
•The Bank ended the second quarter of 2020 with total assets of $75.0 billion compared with $75.4 billion at the end of 2019. The $0.4 billion decrease in total assets for the six months ended June 30, 2020 was attributable primarily to a decrease in the Bank's short-term liquidity portfolio ($2.6 billion) offset by increases in the Bank's advances ($1.5 billion) and the carrying value of its hedged, fixed-rate long-term investments due to declining interest rates ($0.8 billion).
•Total advances increased from $37.1 billion at December 31, 2019 to $38.6 billion at June 30, 2020.
•Mortgage loans held for portfolio decreased from $4.1 billion at December 31, 2019 to $4.0 billion at June 30, 2020.
•The Bank’s net income for the three and six months ended June 30, 2020 was $67.0 million and $118.5 million, respectively, as compared to $54.1 million and $112.5 million during the corresponding periods in 2019. For discussion and analysis of the increase in net income, see the section entitled "Results of Operations" beginning on page 63 of this report.
•At all times during the first six months of 2020, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $1.339 billion at June 30, 2020 from $1.233 billion at December 31, 2019. Retained earnings was 1.79 percent and 1.64 percent of total assets at June 30, 2020 and December 31, 2019, respectively.
•During the first six months of 2020, the Bank paid dividends totaling $27.4 million. The Bank’s first quarter 2020 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019) and 2.79 percent (a rate equal to average one-month LIBOR

Table of Contents```
for the fourth quarter of 2019 plus 1.0 percent), respectively. The Bank’s second quarter 2020 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.40 percent (a rate equal to average one-month LIBOR for the first quarter of 2020) and 2.40 percent (a rate equal to average one-month LIBOR for the first quarter of 2020 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2020		2019
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$38,642,663	$46,922,518	$37,117,455	$38,180,593	$38,778,599
Investments (1)	32,000,053	31,034,986	33,918,055	31,596,300	32,405,827
Mortgage loans held for portfolio	4,024,500	4,286,519	4,076,613	3,603,907	3,034,998
Allowance for credit losses on mortgage loans	4,892	4,339	1,149	795	731
Total assets	74,959,803	83,807,453	75,381,605	73,780,868	74,518,243
Consolidated obligations — discount notes	35,978,006	43,953,217	34,327,886	33,878,782	39,656,798
Consolidated obligations — bonds	32,694,975	34,186,393	35,745,827	33,744,493	29,481,562
Total consolidated obligations(2)	68,672,981	78,139,610	70,073,713	67,623,275	69,138,360
Mandatorily redeemable capital stock(3)	6,803	6,779	7,140	7,106	7,093
Capital stock — putable	2,474,135	2,700,176	2,466,242	2,478,206	2,582,594
Unrestricted retained earnings	1,121,365	1,062,579	1,038,533	1,007,453	984,180
Restricted retained earnings	217,851	204,460	194,144	181,808	171,187
Total retained earnings	1,339,216	1,267,039	1,232,677	1,189,261	1,155,367
Accumulated other comprehensive income (loss)	(171,833)	(250,960)	99,049	42,781	80,104
Total capital	3,641,518	3,716,255	3,797,968	3,710,248	3,818,065
Dividends paid(3)	12,416	15,027	18,264	19,210	19,326
Income statement (for the quarter)
Net interest income after provision for mortgage loan losses(4)	$110,099	$45,592	$90,811	$67,912	$62,474
Other income (loss)	(2,630)	35,390	2,299	14,900	22,144
Other expense	33,074	23,668	24,572	23,803	24,525
AHP assessment	7,441	5,734	6,858	5,905	6,015
Net income	66,954	51,580	61,680	53,104	54,078
Performance ratios
Net interest margin(4)(5)	0.53%	0.26%	0.50%	0.36%	0.36%
Net interest spread (4)(6)	0.49	0.17	0.39	0.24	0.21
Return on average assets	0.32	0.28	0.34	0.28	0.31
Return on average equity	6.99	5.44	6.50	5.46	5.66
Return on average capital stock (7)	9.68	8.28	9.77	8.05	8.53
Total average equity to average assets	4.57	5.21	5.19	5.17	5.51
Regulatory capital ratio(8)	5.10	4.74	4.92	4.98	5.03
Dividend payout ratio (3)(9)	18.54	29.13	29.61	36.17	35.74

Table of Contents```
_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $0.916 trillion, $1.175 trillion, $1.026 trillion, $1.010 trillion and $1.048 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $69 billion, $78 billion, $70 billion, $68 billion and $69 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $30 thousand, $39 thousand, $46 thousand, $54 thousand and $51 thousand for the quarters ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively.
(4)In accordance with ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by $9.4 million, $(36.9) million, $13.3 million, $(6.3) million and $(15.6) million for the quarters ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 63 of this report.
(5)Net interest margin is net interest income as a percentage of average earning assets.
(6)Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7)Return on average capital stock is derived by dividing net income by average capital stock balances excluding mandatorily redeemable capital stock.
(8)The regulatory capital ratio is computed by dividing regulatory capital (the sum of capital stock — putable, mandatorily redeemable capital stock and retained earnings) by total assets at each quarter-end.
(9)Dividend payout ratio is computed by dividing dividends paid by net income for each quarter.

Legislative and Regulatory Developments
Coronavirus Aid, Relief, and Economic Security (“CARES”) Act
The CARES Act was signed into law by the President of the United States on March 27, 2020. The $2.2 trillion package is the largest stimulus bill in U.S. history and was undertaken in response to the COVID-19 crisis impacting the country. The CARES Act followed previous relief legislation that was enacted earlier in the same month. The CARES Act:
•Provided assistance to businesses, states, and municipalities.
•Created a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives (known as the Paycheck Protection Program or “PPP”).
•Authorized the U.S. Treasury Secretary to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act").
•Provided one-time direct payments to eligible taxpayers and their families.
•Expanded eligibility for unemployment insurance and increased benefit amounts through July 31, 2020.
•Included mortgage forbearance provisions and a foreclosure moratorium (the foreclosure moratorium on federally backed properties was extended on June 17, 2020 to last until at least August 31, 2020).
Funding for the PPP was increased on April 24, 2020 with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act and, on July 1, 2020, the PPP was extended to August 8, 2020. Additional phases of the CARES Act or other COVID-19 relief legislation may be enacted in the future. The Bank is continuing to evaluate the potential impact of the CARES Act on its business and it is monitoring the impact that this legislation could have on its mortgage loans held for portfolio as well as the mortgages held by the Bank’s members and that the Bank accepts as collateral.

Table of Contents```
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
Additional COVID-19 Developments
In response to the COVID-19 pandemic, the President of the United States (through executive orders), governmental agencies (including the SEC, Office of the Comptroller of the Currency ("OCC"), Federal Reserve Board ("FRB"), FDIC, National Credit Union Administration, Commodity Futures Trading Commission ("CFTC") and the Finance Agency), as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market and other effects arising from the pandemic, some of which may have a direct or indirect impact on the Bank and/or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.
Margin and Capital Requirements for Covered Swap Entities
On July 1, 2020, the OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency (collectively, the “Prudential Banking Regulators”) jointly published a final rule, which becomes effective on August 31, 2020, that amends regulations establishing minimum margin and capital requirements for non-cleared derivatives for covered swap entities under the jurisdiction of the Prudential Banking Regulators (the “Prudential Margin Rules”). In addition to other changes, the final rule: (1) allows non-cleared derivatives entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that such legacy derivatives are amended to replace an interbank offered rate (such as LIBOR) or another discontinued rate, or are otherwise modified due to other technical amendments such as reductions of notional amounts or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount of non-cleared derivatives between $8 billion and $50 billion, and limits Phase 5 compliance to covered swap entities and their counterparties with an average daily aggregate notional amount of non-cleared derivatives between $50 billion and $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.
On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the CFTC issued a final rule and a proposed rule which collectively, among other things, extend the initial margin compliance dates for Phase 5 and Phase 6 counterparties to September 1, 2021 and September 1, 2022, thereby aligning its rules with those of the Prudential Banking Regulators.
While the Bank is not a covered swap entity under the Prudential Margin Rules, it transacts its non-cleared derivatives with covered swap entities and it is likely that it will have an aggregate notional amount of non-cleared derivatives between $8 billion and $50 billion when the initial margin requirements become effective on September 1, 2022 (at June 30, 2020, the aggregate notional balance of the Bank's non-cleared derivatives was $14.9 billion). If the Bank's aggregate notional balance of its non-cleared derivatives is between $8 billion and $50 billion on September 1, 2022, its obligation to post initial margin would occur when its unmargined exposure (excluding legacy derivatives) exceeds $50 million on a counterparty-by-counterparty basis. If the Bank is ultimately required to post initial margin, it anticipates that its costs of engaging in non-cleared derivatives may increase.
Finance Agency Final Rule on FHLBank Housing Goals Amendments
On June 3, 2020, the Finance Agency issued a final rule which amends the FHLBank housing goals regulation. Enforcement of the final rule, which becomes effective on August 24, 2020, will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20 percent of any mortgage loans that are purchased in a calendar year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal. Under this provision of the final rule, a target level of 50 percent of a FHLBank’s members that are selling mortgage loans to the FHLBank in a calendar year must be small members. The final rule provides that a FHLBank may request Finance Agency

Table of Contents```
approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any mortgage loans during a calendar year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.
The Bank is still evaluating the impact that this rule could have on its future purchase volumes.

Financial Condition
The following table provides selected period-end balances as of June 30, 2020 and December 31, 2019, as well as selected average balances for the six-month period ended June 30, 2020 and the year ended December 31, 2019. As shown in the table, the Bank’s total assets decreased by 0.6 percent between December 31, 2019 and June 30, 2020, due to a decrease in the Bank's short-term liquidity portfolio ($2.6 billion) offset by increases in the Bank's advances ($1.5 billion) and the carrying value of the its long-term investments ($0.7 billion). As the Bank's assets decreased, the funding for those assets also decreased. During the six months ended June 30, 2020, total consolidated obligations decreased by $1.4 billion, as consolidated obligation bonds decreased by $3.1 billion and consolidated obligation discount notes increased by $1.7 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2020
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2019
Advances	$38,643	$1,526	4.1%	$37,117
Short-term liquidity holdings
Interest-bearing deposits	2,022	352	21.1%	1,670
Securities purchased under agreements to resell	2,500	(1,810)	(42.0)%	4,310
Federal funds sold	2,867	(1,638)	(36.4)%	4,505
Trading securities
U.S. Treasury Bills	2,909	1,981	213.5%	928
U.S. Treasury Notes	2,891	(1,535)	(34.7)%	4,426
Total short-term liquidity holdings	13,189	(2,650)	(16.7)%	15,839
Long-term investments
Trading securities (U.S. Treasury Note)	114	8	7.5%	106
Available-for-sale securities	17,613	846	5.0%	16,767
Held-to-maturity securities	1,084	(122)	(10.1)%	1,206
Total long-term investments	18,811	732	4.0%	18,079

Mortgage loans held for portfolio, net	4,020	(55)	(1.3)%	4,075
Total assets	74,960	(422)	(0.6)%	75,382

Consolidated obligations
Consolidated obligations — bonds	32,695	(3,051)	(8.5)%	35,746
Consolidated obligations — discount notes	35,978	1,650	4.8%	34,328
Total consolidated obligations	68,673	(1,401)	(2.0)%	70,074

Mandatorily redeemable capital stock	7	—	—%	7
Capital stock	2,474	8	0.3%	2,466
Retained earnings	1,339	106	8.6%	1,233

Average total assets	78,699	7,376	10.3%	71,323
Average capital stock	2,644	90	3.5%	2,554
Average mandatorily redeemable capital stock	7	—	—%	7

Table of Contents```

Advances
The Bank's advances balances (at par value) increased by $0.9 billion (2 percent) during the first six months of 2020. After declining during the first two months of 2020, demand for advances increased markedly in March and the first half of April 2020 in response to the COVID-19 outbreak. The Bank believes the unsettled nature of the credit markets at that time led some members to increase their borrowings in order to increase their liquidity. As part of a broader COVID-19 Relief Program, the Bank made available $5.0 billion of below-market rate advances in mid-April. The vast majority of these fixed-rate advances had a term of six months and all were prepayable without a prepayment fee. During the latter part of April, the Bank's advances began to decline and continued to do so during the remainder of the second quarter. During this time, the level of liquidity in the financial markets was significantly elevated due in large part to the various initiatives that were undertaken by the Federal Reserve in response to the pandemic, which in turn dampened demand for the Bank's advances. At June 30, 2020, only $1.9 billion of the below-market rate advances remained outstanding.
While it is difficult to predict the future level of advances, it is possible that the Bank's advances could continue to fall if the level of liquidity in the financial markets remains elevated. Beyond the elevated level of liquidity, the future level of advances could also be negatively impacted depending upon the duration and severity of the current economic downturn resulting from the COVID-19 pandemic.
The following table presents advances outstanding, by type of institution, as of June 30, 2020 and December 31, 2019.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial banks	$23,983	63%	$23,502	64%
Insurance companies	7,939	21	6,802	18
Credit unions	3,122	8	2,244	6
Savings institutions	2,548	7	4,185	11
Community Development Financial Institutions	22	—	21	—
Total member advances	37,614	99	36,754	99
Housing associates	180	1	172	1
Non-member borrowers	5	—	18	—
Total par value of advances	$37,799	100%	$36,944	100%
Total par value of advances outstanding to CFIs (1)	$5,526	15%	$4,490	12%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of June 30, 2020 and December 31, 2019 based upon the definitions of CFIs that applied as of those dates.

Table of Contents```
At June 30, 2020, advances outstanding to the Bank’s five largest borrowers totaled $13.6 billion, representing 35.9 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2019 totaled $13.5 billion, representing 36.5 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2020.
FIVE LARGEST BORROWERS AS OF JUNE 30, 2020
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Comerica Bank	$4,300	11.4%
American General Life Insurance Company	3,148	8.3
Texas Capital Bank, N.A.	2,700	7.1
Life Insurance Company of the Southwest	2,064	5.5
Simmons Bank	1,359	3.6
	$13,571	35.9%
On November 4, 2019, Iberiabank and Tennessee-based First Horizon National Corp. announced that they had entered into a definitive merger agreement. With borrowings of $1.012 billion, Iberiabank was the Bank's ninth largest borrower as of June 30, 2020. The Bank's advances to Iberiabank were fully repaid on July 2, 2020, the same day the merger was completed. The combined company is now headquartered in Memphis, Tennessee and, without a charter in the Bank's district, it is no longer able to conduct future business with the Bank.
The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2020 and December 31, 2019.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	June 30, 2020		December 31, 2019
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$26,738	70.7%	$24,766	67.0%
Adjustable/variable-rate indexed	9,827	26.0	10,978	29.7
Amortizing	1,234	3.3	1,200	3.3
Total par value	$37,799	100.0%	$36,944	100.0%
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

Short-Term Liquidity Holdings
At June 30, 2020, the Bank’s short-term liquidity holdings were comprised of $2.9 billion of overnight federal funds sold, $2.9 billion of U.S. Treasury Notes, $2.9 billion of U.S. Treasury Bills, $2.5 billion of overnight reverse repurchase agreements and $2.0 billion of overnight interest-bearing deposits. At December 31, 2019, the Bank’s short-term liquidity holdings were comprised of $4.5 billion of overnight federal funds sold, $4.4 billion of U.S. Treasury Notes, $4.3 billion of overnight reverse repurchase agreements, $1.7 billion of overnight interest-bearing deposits and $0.9 billion of U.S. Treasury Bills. All of the

Table of Contents```
Bank's federal funds sold during the six months ended June 30, 2020 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies. As of June 30, 2020, the Bank’s overnight federal funds sold consisted of $2.2 billion sold to counterparties rated double-A and $0.7 billion sold to counterparties rated single-A. As of June 30, 2020, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2019 10-K. For the six months ended June 30, 2020, the Bank's core mission asset ("CMA") ratio was 67.8 percent. In comparison, the Bank's CMA ratio was 65.7 percent for the year ended December 31, 2019.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at June 30, 2020 and December 31, 2019 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
June 30, 2020	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$5	$453	$114	$572	$5
GSE obligations	—	5,747	—	5,747	—
State housing agency obligations	110	—	—	110	110
Other	—	46	—	46	—
Total debentures	115	6,246	114	6,475	115

Mortgage-backed securities ("MBS") portfolio
GSE residential MBS	920	—	—	920	922
GSE commercial MBS	—	11,367	—	11,367	—
Non-agency residential MBS	49	—	—	49	55
Total MBS	969	11,367	—	12,336	977
Total long-term investments	$1,084	$17,613	$114	$18,811	$1,092

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2019	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$6	$453	$106	$565	$6
GSE obligations	—	5,584	—	5,584	—
State housing agency obligations	109	—	—	109	109
Other	—	46	—	46	—
Total debentures	115	6,083	106	6,304	115

Mortgage-backed securities portfolio
GSE residential MBS	1,037	—	—	1,037	1,036
GSE commercial MBS	—	10,684	—	10,684	—
Non-agency residential MBS	54	—	—	54	65
Total MBS	1,091	10,684	—	11,775	1,101
Total long-term investments	$1,206	$16,767	$106	$18,079	$1,216

Table of Contents```

The Bank did not acquire or sell any long-term investments during the six months ended June 30, 2020. During the six months ended June 30, 2020, the proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $124 million and $152 million, respectively.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At June 30, 2020, the Bank held $12.4 billion (amortized cost) of MBS, which represented 326 percent of its total regulatory capital as of that date. The Bank has not purchased any MBS since September 2019 and it does not intend to purchase additional MBS until such time that it has achieved, and is reasonably confident that it can maintain, a CMA ratio of 70 percent.
On August 12, 2020, the Finance Agency informed the Bank that it had incorrectly interpreted and applied the provisions of the investment regulation that relate to the calculation of MBS purchasing capacity. Based on this finding, the Finance Agency determined that the Bank exceeded its capacity to purchase MBS in June, August and September 2019. The Finance Agency has indicated that it will not require the Bank to sell any of its MBS holdings as a result of this determination.
As discussed in the section entitled "Potential LIBOR Phase-Out" beginning on page 62 of this report, the FHLBanks were directed by the Finance Agency to no longer purchase (after December 31, 2019) LIBOR-indexed investments which mature after December 31, 2021 and (by March 31, 2020) to no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021. In light of the market volatility caused by the COVID-19 pandemic, the Finance Agency (on March 16, 2020) extended the date after which the FHLBanks can no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for option-embedded products. This directive did not in any way modify the previous guidance relating to investments. As a result of this guidance, the Bank's consideration of future fixed-rate MBS purchases will take into account its ability to prudently mitigate interest rate risk through the use of consolidated obligations or derivatives that are indexed to an interest rate other than LIBOR.
In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments subject to certain limits. These investments include but are not limited to the non-MBS debt obligations of other GSEs. The Bank has not purchased any long-term, non-MBS investments since October 2019 and it does not intend to purchase additional long-term, non-MBS investments until such time that it has achieved, and is reasonably confident that it can maintain, a CMA ratio of 70 percent. The hedging considerations discussed in the preceding paragraph will also apply to any fixed-rate non-MBS investments that are considered for purchase in the future.
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of June 30, 2020, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 16 of this report).
As of June 30, 2020, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table below.

Table of Contents```
All but one of the Bank’s non-agency RMBS are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of June 30, 2020. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$1,050	$1,050	$1,050	$950	$100
Single-A	2	7,781	7,781	7,781	7,271	510
Triple-B	2	2,642	2,642	2,642	2,519	123
Single-B	4	11,121	10,971	9,785	9,831	1,140
Triple-C	11	36,590	30,466	24,474	31,396	1,007
Single-D	1	3,455	3,220	2,828	2,895	325
Not Rated	1	75	75	75	69	6
Total	22	$62,714	$56,205	$48,635	$54,931	$3,211
At June 30, 2020, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $7 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $56 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2019, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $8 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $62 million. A summary of the Bank’s non-agency RMBS as of December 31, 2019 by classification by the originator at the time of issuance and collateral type is presented in the 2019 10-K; there were no material changes to this information during the six months ended June 30, 2020.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($1.0 billion par value at June 30, 2020) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2020, one-month LIBOR was 0.16 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.73 percent. The largest concentration of embedded effective caps ($0.8 billion) was between 6.00 percent and 6.50 percent. As of June 30, 2020, one-month LIBOR rates were 579 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held one $500 million interest rate cap with a strike rate of 6.50 percent and final maturity in August 2021. The notional balance of this cap declines by $250 million in August 2020 to $250 million. If three-month LIBOR rises above 6.50 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of the interest rate cap agreement. These payments would be based upon the notional amount of the agreement (at that time) and the difference between 6.50 percent and three-month LIBOR.
Mortgage Loans Held For Portfolio
As of June 30, 2020 and December 31, 2019, mortgage loans held for portfolio (net of allowance for credit losses) were $4.0 billion and $4.1 billion, respectively, representing approximately 5.4 percent of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its Participating Financial Institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $3.927 billion of the $3.939 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at June 30, 2020 were conventional loans, almost all of which were acquired since 2016. The remaining $12 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
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

Table of Contents```
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $622,000 and $509,000 during the three months ended June 30, 2020 and 2019, respectively, and $1,264,000 and $961,000 during the six months ended June 30, 2020 and 2019, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $4,892,000 and $1,149,000 at June 30, 2020 and December 31, 2019, respectively.
For the Bank's conventional loans, the loan payment forbearance offered to borrowers impacted by COVID-19 allows a borrower to defer loan payments for 90 days without requiring documentation from the borrower to support the requested relief. Borrowers that continue to be impacted by COVID-19 may request an extension of the loan payment forbearance for up to an additional 270 days. A hardship certification from the borrower supporting the continued hardship due to COVID-19 is required for approval of additional payment forbearance. During forbearance, late fees are not assessed. At the end of forbearance, borrowers are presented with options for bringing their mortgage loan to a current status. For further discussion, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 16 of this report).
During the six months ended June 30, 2020, the Bank acquired mortgage loans totaling $592 million ($573 million unpaid principal balance). All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. The Bank’s mortgage loan purchases have declined significantly since the onset of the COVID-19 pandemic and are not expected to increase again until market conditions improve. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets. Currently, the Bank intends to continue to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.

Table of Contents```

Consolidated Obligations and Deposits
During the six months ended June 30, 2020, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $3.2 billion and its outstanding consolidated obligation discount notes (at par value) increased by $1.6 billion. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2020 and December 31, 2019.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	June 30, 2020		December 31, 2019
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate non-callable
SOFR-indexed	$17,348	53.4%	$9,532	26.7%
LIBOR-indexed	3,150	9.7	3,110	8.7
Fixed-rate
Callable	4,784	14.7	12,083	33.9
Non-callable	7,032	21.6	9,447	26.4
Step-up
Callable	120	0.4	1,237	3.5
Non-callable	75	0.2	100	0.3
Callable step-down	—	—	175	0.5
Total par value	$32,509	100.0%	$35,684	100.0%
During the first six months of 2020, the Bank issued $20.3 billion of consolidated obligation bonds and approximately $79.6 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes and to fund the increase in the Bank's advances in March and April 2020. At June 30, 2020 and December 31, 2019, discount notes comprised approximately 52 percent and 49 percent, respectively, of the Bank's total outstanding consolidated obligations. During the six months ended June 30, 2020, the Bank's bond issuance (based on trade date and par value) consisted of approximately $14.4 billion of variable-rate bonds, $5.6 billion of swapped fixed-rate callable bonds (including step-up bonds), and $0.1 billion of fixed-rate non-callable bonds (which were not swapped).
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 40 basis points during the three months ended June 30, 2020, compared to LIBOR minus 18 basis points during the three months ended March 31, 2020 and LIBOR minus 13 basis points during the three months ended June 30, 2019. The decrease in the cost of consolidated bonds relative to LIBOR in the second quarter of 2020 was primarily due to a substantial decrease in the cost of short-term bonds in combination with the elevated LIBOR rates that existed early in the quarter. In addition, beginning in March 2020, in response to the COVID-19 outbreak, investor demand for high credit quality, fixed income investments, including the FHLBanks' consolidated obligations, generally increased relative to other investments. However, the spreads on FHLBank fixed-rate consolidated obligations widened relative to U.S. Treasury securities and fixed income market conditions became more challenging, with market participants favoring shorter-term obligations, including FHLBank discount notes.
Demand and term deposits were $2.5 billion and $1.3 billion at June 30, 2020 and December 31, 2019, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.5 billion at both June 30, 2020 and December 31, 2019. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $2.6 billion for both the six months ended June 30, 2020 and the year ended December 31, 2019.

Table of Contents```
Mandatorily redeemable capital stock outstanding at June 30, 2020 and December 31, 2019 was $6.8 million and $7.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At June 30, 2020 and December 31, 2019, the Bank’s five largest shareholders collectively held $650 million and $620 million, respectively, of capital stock, which represented 26.2 percent and 25.1 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2020.
FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2020
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Comerica Bank	$183,300	7.4%
American General Life Insurance Company	145,438	5.9
Texas Capital Bank, N.A.	129,609	5.2
Hancock Whitney Bank	104,292	4.2
Life Insurance Company of the Southwest	87,617	3.5
	$650,256	26.2%

As of June 30, 2020, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

The following table presents outstanding capital stock, by type of institution, as of June 30, 2020 and December 31, 2019.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	June 30, 2020		December 31, 2019
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,629	66%	$1,584	64%
Insurance companies	401	16	364	15
Credit unions	265	11	281	11
Savings institutions	178	7	236	10
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,474	100	2,466	100
Mandatorily redeemable capital stock	7	—	7	—
Total regulatory capital stock	$2,481	100%	$2,473	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. Through March 31, 2020, the activity-based investment requirement was 4.1 percent of outstanding advances, except for advances that were funded under the Bank's special reduced stock advances offering that ran from October 21, 2015 through December 31, 2015. The activity-based investment requirement for those advances was (and continues to be) 2.0 percent of the outstanding advances. At June 30, 2020, these advances totaled approximately $625 million. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) are funded during the period from April 1, 2020 through December 31, 2020 and (2) have a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock

Table of Contents```
investment requirement has been reduced from 4.1 percent to 2.0 percent for advances that: (1) are funded during the period from August 1, 2020 through December 31, 2020 and (2) have a maturity of 28 days or greater. For advances that were funded on or prior to July 31, 2020, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of one year or greater, consistent with the terms of the original offering. The maximum balance of advances that can be outstanding at any time during the period from April 1, 2020 through December 31, 2020 to which the reduced activity-based capital stock investment requirement can be applied is $5.0 billion. The standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during this period. At June 30, 2020, advances outstanding under this program totaled approximately $1.1 billion.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the six months ended June 30, 2020, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2020 and June 26, 2020, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2020 and June 26, 2020, the Bank repurchased surplus stock totaling $139.1 million and $184.4 million, none of which was classified as mandatorily redeemable capital stock at those dates.
On March 27, 2020 and June 26, 2020, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $2,600 and $2,800.
At June 30, 2020, the Bank’s excess stock totaled $594.2 million, which represented 0.79 percent of the Bank’s total assets as of that date.
During the six months ended June 30, 2020, the Bank’s retained earnings increased by $106 million, from $1.233 billion to $1.339 billion. During this same period, the Bank paid dividends on capital stock totaling $27.4 million, which represented a weighted average annualized dividend rate of 2.19 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019) and 2.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2019 through December 31, 2019, were paid on March 30, 2020. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.40 percent (a rate equal to average one-month LIBOR for the first quarter of 2020) and 2.40 percent (a rate equal to average one-month LIBOR for the first quarter of 2020 plus 1.0 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2020 through March 31, 2020, were paid on June 29, 2020.
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
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2019 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At June 30, 2020, the Bank’s total risk-based capital requirement was $1.038 billion, comprised of credit risk, market risk and operations risk capital requirements of $286 million, $513 million and $239 million, respectively, and its permanent capital was $3.820 billion.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at June 30, 2020 or December 31, 2019. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, beginning in February 2020, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured

Table of Contents```
on a daily average basis at each month end. At all times during the six months ended June 30, 2020, the Bank was in compliance with all of its regulatory capital requirements. At June 30, 2020, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.10 percent and 7.64 percent, respectively. The Bank's capital stock-to-assets ratio was 3.44 percent for the month ended June 30, 2020. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2020 and December 31, 2019, see “Item 1. Financial Statements” (specifically, Note 14 on page 33 of this report).
Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap, floor and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 13 beginning on page 25 of this report).
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2020 and December 31, 2019.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
June 30, 2020
Advances	$13,884	$1,026	$—	$260	$15,170
Investments	—	15,962	—	2,653	18,615
Mortgage loans held for portfolio	—	—	—	1,663	1,663
Consolidated obligation bonds	—	8,728	—	—	8,728
Consolidated obligation discount notes	—	—	1,066	—	1,066
Intermediary positions	—	—	—	207	207
Other	—	—	—	1,425	1,425
Total notional balance	$13,884	$25,716	$1,066	$6,208	$46,874
December 31, 2019
Advances	$9,104	$998	$—	$255	$10,357
Investments	—	16,115	—	4,203	20,318
Mortgage loans held for portfolio	—	—	—	517	517
Consolidated obligation bonds	—	19,861	—	—	19,861
Consolidated obligation discount notes	—	—	1,043	1,000	2,043
Intermediary positions	—	—	—	922	922
Other	—	—	—	925	925
Total notional balance	$9,104	$36,974	$1,043	$7,822	$54,943
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of June 30, 2020, the Bank had cleared trades outstanding with notional amounts totaling $31.8 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.

Table of Contents```
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of June 30, 2020, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $14.9 billion.
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

Table of Contents```
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2020.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	3	$374.0	$5.3	$(4.6)	$—	$0.7
Triple-B	1	127.8	2.9	(2.7)	—	0.2
Cleared derivatives (3)	—	31,811.8	12.0	2.0	866.0	880.0
Liability positions with credit exposure
Single-A (4)	3	2,324.4	(71.0)	72.0	—	1.0
Triple-B	1	3,634.7	(309.3)	311.7	—	2.4
Total derivative positions with non-member counterparties to which the Bank had credit exposure	8	38,272.7	(360.1)	378.4	866.0	884.3
Asset positions without credit exposure	4	3,365.7	27.0	(27.4)	—	—
Liability positions without credit exposure	7	5,087.1	(317.5)	312.8	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	11	8,452.8	(290.5)	285.4	—	—
Total non-member counterparties	19	46,725.5	(650.6)	$663.8	$866.0	$884.3

Member institutions
Interest rate exchange agreements (5)
Asset positions	6	63.4	8.4
Liability positions	1	40.0	—
Mortgage delivery commitments	—	45.0	1.0
Total member institutions	7	148.4	9.4

Total	26	$46,873.9	$(641.2)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of June 30, 2020.
(2)Includes amounts that had not settled as of June 30, 2020.
(3)Cleared derivatives with an aggregate notional principal balance of $10.0 billion were transacted with a clearinghouse rated double-A and cleared derivatives with an aggregate notional principal balance of $21.8 billion were transacted with a clearinghouse rated single-A.
(4)The figures for liability positions with credit exposure to counterparties rated single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.5 billion and a credit exposure of $0.1 million.
(5)This product offering and the collateral provisions associated therewith are discussed in the paragraph below.
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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including (if certain thresholds are met) minimum initial margin requirements imposed by regulators. For additional discussion, see the section entitled "Legislative and Regulatory Developments" on page 47 of this report.

Table of Contents```
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
On September 27, 2019, the Finance Agency issued a supervisory letter to the FHLBanks relating to their preparations for the potential phase-out of LIBOR after December 31, 2021. Under the supervisory letter, with limited exceptions, the FHLBanks were directed, by December 31, 2019, to no longer purchase LIBOR-indexed investments which mature after December 31, 2021 and, by March 31, 2020, to no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021. In light of the market volatility that was caused by the COVID-19 pandemic, the Finance Agency (on March 16, 2020) extended the date after which the FHLBanks can no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for option-embedded products. This directive did not in any way modify the previous guidance relating to investments. As directed by the Finance Agency, the Bank no longer purchases LIBOR-indexed investments which mature after December 31, 2021 (nor does it purchase fixed rate investments which mature after that date that are hedged with LIBOR-indexed derivatives). Beginning July 1, 2020 (or, for certain financial instruments with embedded options, April 1, 2020), the Bank no longer issues, makes, purchases or otherwise enters into financial liabilities, other derivatives or other assets that reference LIBOR and which mature after December 31, 2021.

The following table presents the Bank's LIBOR-indexed financial instruments by contractual maturity at June 30, 2020. Some of the Bank's derivatives contain call options which, if exercised, could result in earlier terminations.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

	2020	2021	Thereafter	Total
Instruments with receipts indexed to LIBOR
Advances (par value)	$205	$150	$—	$355
Investments (par value)
Non-MBS	—	—	40	40
MBS	—	—	985	985
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	847	3,620	19,491	23,958
Uncleared	449	584	9,286	10,319
Total par/notional amount	$1,501	$4,354	$29,802	$35,657

Instruments with payments indexed to LIBOR
Consolidated obligations (par value)	$2,150	$1,000	$—	$3,150
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	1,000	1,674	3,130	5,804
Uncleared	505	337	4,206	5,048
Total par/notional amount	$3,655	$3,011	$7,336	$14,002

At June 30, 2020, the Bank had outstanding standby bond purchase agreements totaling $724.7 million which expire in 2022, 2023, 2024 and 2025. Under the terms of these agreements, the Bank could be required to purchase and hold the subject bonds for a period of time. If this were to occur, the Bank would earn interest on the bonds at specified rates indexed to the greater of one-month LIBOR or the Federal Funds rate. For further discussion of these standby bond purchase agreements, see “Item 1. Financial Statements” (specifically, Note 17 on page 37 of this report).

Table of Contents```

Results of Operations
Net Income
Net income for the three months ended June 30, 2020 and 2019 was $67.0 million and $54.1 million, respectively. The Bank’s net income for the three months ended June 30, 2020 represented an annualized return on average capital stock (“ROCS”) of 9.68 percent. In comparison, the Bank’s ROCS was 8.53 percent for the three months ended June 30, 2019. Net income for the six months ended June 30, 2020 and 2019 was $118.5 million and $112.5 million, respectively. The Bank’s net income for the six months ended June 30, 2020 represented an annualized ROCS of 9.02 percent. In comparison, the Bank’s ROCS was 8.90 percent for the six months ended June 30, 2019. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended June 30, 2020 and 2019, the Bank’s income before assessments was $74.4 million and $60.1 million, respectively. As discussed in more detail below, the $14.3 million increase in income before assessments from period to period was attributable to a $47.6 million increase in net interest income after provision for mortgage loan losses, partially offset by a $24.8 million unfavorable change in other income (loss) and a $8.5 million increase in other expense.
During the six months ended June 30, 2020 and 2019, the Bank’s income before assessments was $131.7 million and $125.0 million, respectively. As discussed in more detail below, the $6.7 million increase in income before assessments from period to period was attributable to a $21.2 million increase in net interest income after provision for mortgage loan losses, partially offset by a $6.4 million decrease in other income and a $8.1 million increase in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision for Mortgage Loan Losses
For the three months ended June 30, 2020, the Bank’s net interest income (after provision for mortgage loan losses) was $110.1 million compared to $62.5 million for the comparable period in 2019. The $47.6 million increase in net interest income for the three months ended June 30, 2020, as compared to the corresponding period in 2019, was due in part to a $25.0 million favorable change in fair value hedge ineffectiveness from period to period (which, as further discussed below, is largely offset by mitigation activities undertaken by the Bank, the results of which are recorded in other income/loss), an increase in the Bank's net interest spread (primarily due to lower debt costs) and an increase in the average balances of the Bank's interest-earning assets. The Bank's average balance of interest-earning assets increased from $69.3 billion during the three months ended June 30, 2019 to $84.7 billion during the comparable period in 2020.
For the six months ended June 30, 2020, the Bank’s net interest income (after provision for mortgage loan losses) was $155.7 million compared to $134.5 million for the comparable period in 2019. The $21.2 million increase in net interest income for the six-month period ended June 30, 2020, as compared to the corresponding period in 2019, was due primarily to an increase in the average balances of the Bank's interest-earning assets and an increase in the Bank's net interest spread (primarily due to lower debt costs). The impact of these factors was partially offset by a $2.5 million unfavorable change in fair value hedge ineffectiveness from period to period (which, as further discussed below, is largely offset by mitigation activities undertaken by the Bank, the results of which are recorded in other income/loss) and a $1.3 million increase in the provision for mortgage loan losses, which was primarily due to an increase in expected credit losses as a result of the COVID-19 pandemic. The Bank's average balance of interest-earning assets increased from $68.7 billion during the six months ended June 30, 2019 to $78.8 billion during the comparable period in 2020.
For the three months ended June 30, 2020 and 2019, the Bank’s net interest margin was 53 basis points and 36 basis points, respectively. The Bank’s net interest margin was 40 basis points and 39 basis points for the six months ended June 30, 2020 and 2019, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 49 basis points and 21 basis points for the three months ended June 30, 2020 and 2019, respectively, and 34 basis points and 24 basis points for the six months ended June 30, 2020 and 2019, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income.
Accounting Standards Update 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of

Table of Contents```
hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended June 30, 2020 and 2019, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by $(821,000) and $34,000, respectively, increased (reduced) interest income on available-for-sale securities by $4,579,000 and $(14,400,000), respectively, and increased (reduced) interest expense on consolidated obligations by $(5,665,000) and $1,259,000, respectively. For the six months ended June 30, 2020 and 2019, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by $(1,686,000) and $7,000, respectively, reduced interest income on available-for-sale securities by $28,689,000 and $23,969,000, respectively, and increased (reduced) interest expense on consolidated obligations by $(2,908,000) and $1,003,000, respectively.
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
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) declined from 15 basis points during the three and six months ended June 30, 2019 to 4 basis points and 6 basis points during the three and six months ended June 30, 2020, respectively. The decrease in the impact of non-interest bearing funds for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, is primarily due to the decrease in short-term interest rates between the periods.

Table of Contents```
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2020 and 2019.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$2,545	$1	0.12%	$1,323	$8	2.54%
Securities purchased under agreements to resell	959	—	0.07%	4,180	26	2.51%
Federal funds sold	5,200	1	0.06%	2,608	16	2.45%
Investments
Trading	7,798	16	0.83%	3,345	19	2.28%
Available-for-sale (3)	17,653	75	1.70%	16,107	113	2.80%
Held-to-maturity (3)	1,130	3	1.05%	1,391	11	3.01%
Advances (4)	45,198	105	0.93%	37,494	245	2.62%
Mortgage loans held for portfolio	4,172	28	2.69%	2,819	27	3.80%
Total earning assets	84,655	229	1.08%	69,267	465	2.68%
Cash and due from banks	82			62
Other assets	307			245
Derivatives netting adjustment (2)	(662)			(137)
Fair value adjustment on available-for-sale securities (3)	(95)			159
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(8)			(10)
Total assets	$84,279	229	1.09%	$69,586	465	2.67%
Liabilities and Capital
Interest-bearing deposits (2)	$1,583	—	0.04%	$843	5	2.24%
Consolidated obligations
Bonds	36,537	64	0.70%	26,192	166	2.54%
Discount notes	41,850	54	0.52%	38,120	231	2.43%
Mandatorily redeemable capital stock and other borrowings	8	—	0.59%	25	—	2.53%
Total interest-bearing liabilities	79,978	118	0.59%	65,180	402	2.47%
Other liabilities	1,111			711
Derivatives netting adjustment (2)	(662)			(137)
Total liabilities	80,427	118	0.59%	65,754	402	2.45%
Total capital	3,852			3,832
Total liabilities and capital	$84,279		0.56%	$69,586		2.31%
Net interest income		$111			$63
Net interest margin			0.53%			0.36%
Net interest spread			0.49%			0.21%
Impact of non-interest bearing funds			0.04%			0.15%

Table of Contents```
_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2020 and 2019 in the table above include $636 million and $130 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended June 30, 2020 and 2019 in the table above include $26 million and $7 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.

Table of Contents```
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2020 and 2019.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$2,285	$8	0.67%	$1,553	$19	2.53%
Securities purchased under agreements to resell	1,405	7	1.07%	4,109	51	2.53%
Federal funds sold	4,028	8	0.39%	2,822	35	2.46%
Investments
Trading	7,458	46	1.23%	3,403	37	2.18%
Available-for-sale (3)	17,308	140	1.62%	15,886	232	2.92%
Held-to-maturity (3)	1,160	9	1.63%	1,421	22	3.03%
Advances (4)	41,015	268	1.31%	36,913	483	2.62%
Mortgage loans held for portfolio	4,178	62	2.97%	2,571	50	3.88%
Total earning assets	78,837	548	1.39%	68,678	929	2.71%
Cash and due from banks	69			53
Other assets	286			263
Derivatives netting adjustment (2)	(500)			(142)
Fair value adjustment on available-for-sale securities (3)	15			148
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(8)			(10)
Total assets	$78,699	548	1.39%	$68,990	929	2.69%
Liabilities and Capital
Interest-bearing deposits (2)	$1,493	4	0.57%	$834	10	2.32%
Consolidated obligations
Bonds	36,357	218	1.20%	28,013	357	2.55%
Discount notes	36,677	169	0.92%	35,510	427	2.41%
Mandatorily redeemable capital stock and other borrowings	7	—	1.13%	17	—	2.61%
Total interest-bearing liabilities	74,534	391	1.05%	64,374	794	2.47%
Other liabilities	834			938
Derivatives netting adjustment (2)	(500)			(142)
Total liabilities	74,868	391	1.04%	65,170	794	2.44%
Total capital	3,831			3,820
Total liabilities and capital	$78,699		0.99%	$68,990		2.30%
Net interest income		$157			$135
Net interest margin			0.40%			0.39%
Net interest spread			0.34%			0.24%
Impact of non-interest bearing funds			0.06%			0.15%

Table of Contents```
_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2020 and 2019 in the table above include $480 million and $132 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the six months ended June 30, 2020 and 2019 in the table above include $20 million and $10 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six-month periods ended June 30, 2020 and 2019. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2020 vs. 2019			June 30, 2020 vs. 2019
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$5	$(12)	$(7)	$6	$(17)	$(11)
Securities purchased under agreements to resell	(12)	(14)	(26)	(23)	(21)	(44)
Federal funds sold	8	(23)	(15)	7	(34)	(27)
Investments
Trading	14	(17)	(3)	30	(21)	9
Available-for-sale	10	(48)	(38)	19	(111)	(92)
Held-to-maturity	(2)	(6)	(8)	(4)	(9)	(13)
Advances	43	(183)	(140)	46	(261)	(215)
Mortgage loans held for portfolio	10	(9)	1	26	(14)	12
Total interest income	76	(312)	(236)	107	(488)	(381)
Interest expense
Interest-bearing deposits	2	(7)	(5)	4	(10)	(6)
Consolidated obligations
Bonds	49	(151)	(102)	84	(223)	(139)
Discount notes	21	(198)	(177)	13	(271)	(258)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	72	(356)	(284)	101	(504)	(403)
Changes in net interest income	$4	$44	$48	$6	$16	$22

Table of Contents```
Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2020 and 2019.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$—	$(3)	$—	$(3)
Member/offsetting derivatives	24	55	56	117
Economic hedge derivatives related to advances	435	—	1,374	—
Economic hedge derivatives related to trading securities	(10,926)	(5)	(14,499)	71
Economic hedge derivatives related to available-for-sale securities	(5)	—	(8)	(147)
Economic hedge derivatives related to consolidated obligation discount notes	—	(101)	(39)	(101)
Economic hedge derivatives related to mortgage loans held for portfolio	(166)	(224)	(480)	(389)
Other stand-alone economic hedge derivatives	837	(743)	911	(1,592)
Total net interest expense associated with economic hedge derivatives	(9,801)	(1,021)	(12,685)	(2,044)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(4,146)	(8)	(11,883)	(8)
Available-for-sale securities	(19)	(103)	(252)	(13)
Trading securities	10,308	(1,558)	(12,797)	(2,162)
Mortgage loans held for portfolio	(422)	(1,117)	(9,329)	(1,413)
Consolidated obligation bonds	—	(1)	—	(1)
Consolidated obligation discount notes	—	87	24	87
Other stand-alone economic hedge derivatives	3,501	13,999	36,400	23,425
Interest rate swaptions related to mortgage loans held for portfolio	(270)	1,704	6,556	1,475
Mortgage delivery commitments	3,909	545	6,294	1,806
Interest rate caps related to held-to-maturity securities	(2)	—	—	(5)
Member/offsetting swaps, caps and floors	(23)	235	(30)	274
Total fair value gains related to economic hedge derivatives	12,836	13,783	14,983	23,465
Price alignment amount on daily settled derivative contracts	2	28	22	135
Total net gains on derivatives and hedging activities	3,037	12,790	2,320	21,556
Net gains (losses) on trading securities	(11,974)	4,852	21,125	8,079
Net gains (losses) on other assets carried at fair value	1,352	353	(281)	1,266
Gains on sales of available-for-sale securities	—	140	—	580
Service fees	621	666	1,154	1,208
Letter of credit fees	3,732	2,984	7,324	5,764
Other, net	602	359	1,118	668
Total other	(5,667)	9,354	30,440	17,565
Total other income (loss)	$(2,630)	$22,144	$32,760	$39,121
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
Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair

Table of Contents```
value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(4,165,000) and $(112,000) for the three months ended June 30, 2020 and 2019, respectively, and $(12,135,000) and $(22,000) for the six months ended June 30, 2020 and 2019, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both June 30, 2020 and December 31, 2019, the notional balance of these derivatives totaled $425 million. For the three months ended June 30, 2020 and 2019, the gains associated with these stand-alone economic hedge derivatives were $3.5 million and $14.0 million, respectively. For the six months ended June 30, 2020 and 2019, the gains associated with these stand-alone economic hedge derivatives were $36.4 million and $23.4 million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions were gains (losses) of $(0.7) million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and gains (losses) of $(2.8) million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. In addition, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains from the commitment date to the settlement date) were $3.9 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $6.3 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $(23,000) and $235,000 for the three months ended June 30, 2020 and 2019, respectively, and $(30,000) and $274,000 for the six months ended June 30, 2020 and 2019, respectively.
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
Other
During the three and six months ended June 30, 2019, the Bank sold approximately $24 million and $435 million, respectively, of GSE CMBS classified as available-for-sale securities. The aggregate gains realized on these sales totaled $0.1 million and $0.6 million, respectively. There were no other sales of long-term investments during the six months ended June 30, 2020 or 2019.
During the six months ended June 30, 2020 and 2019, the Bank held U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these investments were $(12.0) million and $4.9 million for the three months ended June 30, 2020 and 2019, respectively, and $21.1 million and $8.1 million for the six months ended June 30, 2020 and 2019, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes held in its short-term liquidity portfolio. For the three months ended June 30, 2020 and 2019, the gains (losses) associated with these stand-alone derivatives were $10.3 million and $(1.6) million,

Table of Contents```
respectively. The gains (losses) associated with these stand-alone derivatives were $(12.8) million and $(2.2) million for the six months ended June 30, 2020 and 2019, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled $1.4 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $(0.3) million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. The gains or losses on the securities are offset by a corresponding increase or decrease in amounts owed to participants in the deferred compensation plans, the expense (or credit) for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
Letter of credit fees totaled $3.7 million and $7.3 million for the three and six months ended June 30, 2020, respectively, compared to $3.0 million and $5.8 million for the corresponding periods in 2019. The increase in letter of credit fees for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, was due to an increase in the amount of letters of credit outstanding. At June 30, 2020 and 2019, outstanding letters of credit totaled $22.1 billion and $19.7 billion, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; subsidies, grants and donations; derivative clearing fees; and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three and six months ended June 30, 2020, these expenses totaled $33.1 million and $56.7 million, respectively, compared to $24.5 million and $48.6 million, respectively, for the corresponding periods in 2019.
Compensation and benefits were $13.6 million and $25.2 million for the three and six months ended June 30, 2020, respectively, compared to $12.4 million and $25.9 million, respectively, for the corresponding periods in 2019. The $1.2 million increase in compensation and benefits for the three months ended June 30, 2020, as compared to the corresponding period in 2019, was due largely to an increase in amounts due to employees under the Bank's non-qualified deferred compensation plans, as well as cost of living and merit increases. The $0.7 million decrease in compensation and benefits for the six months ended June 30, 2020, as compared to the corresponding period in 2019, was due to a decrease in amounts due to employees under the Bank's non-qualified deferred compensation plans, partially offset by cost of living and merit increases and an increase in separation pay. The fluctuations in the amounts due to employees under the Bank's deferred compensation plans were due to fluctuations in the fair value of the assets associated with those plans. The Bank's average headcount was 201 and 199 employees for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the Bank employed 202 people, a decrease of 1 employee from December 31, 2019.
Other operating expenses for the three and six months ended June 30, 2020 were $9.6 million and $18.8 million, respectively, compared to $9.6 million and $17.6 million, respectively, for the corresponding periods in 2019. The increase in other operating expenses for the six months ended June 30, 2020, as compared to the corresponding period in 2019, resulted primarily from increases in professional services, independent contractor costs and transaction services fees associated with the Bank's mortgage loan program (due to higher mortgage loan balances). The transaction service fees are paid to the FHLBank of Chicago as compensation for administering the MPF Program. These increases were partially offset by decreases in legal fees and business travel during the six months ended June 30, 2020, as compared to the corresponding period in 2019.
Subsidies, grants and donations were $7.1 million and $7.2 million for the three and six months ended June 30, 2020, respectively, compared to $1,000 and $39,000, respectively, for the corresponding periods in 2019. In response to the COVID-19 pandemic, the Bank made available (during the three months ended June 30, 2020) $5.0 billion of below-market rate (or subsidized) advances at a cost to the Bank of $4.4 million. Further, during this same period, the Bank made $0.9 million in charitable contributions primarily to various food banks throughout the Bank's district and it funded $1.7 million in grants under its Partnership Grant Program, which was expanded to address pandemic relief efforts. During the three and six months ended June 30, 2020, the Bank also funded $86,000 and $232,000, respectively, in grants under its Housing Assistance for Veterans program, which is designed to provide grants to households of veterans or active service members who were disabled as a result of an injury during their active military service since September 11, 2001.
Derivative clearing fees were approximately $0.3 million for both the three months ended June 30, 2020 and 2019 and $0.7 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $2.5 million and $4.9 million for the three and six months ended June 30, 2020, respectively, as compared to $2.2 million and $4.4 million for the corresponding periods in 2019.

Table of Contents```
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $7.4 million and $6.0 million for the three months ended June 30, 2020 and 2019, respectively, and $13.2 million and $12.5 million for the six months ended June 30, 2020 and 2019, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2019 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2020.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. From time to time, the Bank may also invest in short-term commercial paper and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At June 30, 2020, the Bank’s short-term liquidity holdings were comprised of $2.9 billion of overnight federal funds sold, $2.9 billion of U.S. Treasury Notes, $2.9 billion of U.S. Treasury Bills, $2.5 billion of overnight reverse repurchase agreements and $2.0 billion of overnight interest-bearing deposits.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated

Table of Contents```
obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the six months ended June 30, 2020 or 2019.
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
As a result of the deterioration in financial market conditions due to the COVID-19 outbreak, the Finance Agency temporarily revised its guidance with respect to base case liquidity and funding gaps. On March 3, 2020, the Finance Agency indicated that the FHLBanks should maintain no less than 10 calendar days of positive daily cash balances through April 30, 2020 and that the FHLBanks should then return to 20 calendar days or more of positive daily cash balances by September 30, 2020. On March 12, 2020, the Finance Agency increased (through July 30, 2020) the funding gap ratios for the three-month and one-year time horizons to negative 25 percent or better and negative 40 percent or better, respectively. By September 30, 2020, the funding gap ratios for the three-month and one-year time horizons were not to exceed negative 20 percent and negative 35 percent, respectively. By December 31, 2020, the funding gap ratios were not to exceed the limits that were in place prior to the COVID-19 outbreak.
On May 26, 2020, the Finance Agency modified the guidance set forth in the immediately preceding paragraph. Pursuant to this most recent communication, the Finance Agency will consider a FHLBank to have adequate reserves of liquid assets if, by August 31, 2020, it maintains 15 calendar days of positive daily cash balances and if, by December 31, 2020, it maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency will consider a FHLBank to have adequate liquidity to address funding gap risks if, by December 31, 2020, its funding gap ratios for the three-month and one-year time horizons do not exceed negative 20 percent and negative 35 percent, respectively.

Table of Contents```
The Bank was in compliance with the applicable base case liquidity requirements at all times during the six months ended June 30, 2020. During this same period, the Bank maintained its funding gap ratios within the limits initially established by the Finance Agency (i.e., 15 percent or better for the three-month time horizon and 30 percent or better for the one-year time horizon).
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2019 is provided in the 2019 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2020.

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

Table of Contents```
hedging strategies to manage its interest rate risk within the risk limits established in its Enterprise Market Risk Management Policy.
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below, the Bank was in compliance with this limit at June 30, 2020, March 31, 2020 and December 31, 2019.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2019, March 31, 2020 and June 30, 2020. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)(2)		Down 200 Basis Points(1)(3)		Up 100 Basis Points(1)(2)		Down 100 Basis Points(1)(3)
	Base Case Market Value of Equity (1)	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2019	$3.817	$3.814	(0.08)%	$3.792	(0.65)%	$3.857	1.05%	$3.729	(2.31)%
March 2020	3.584	3.880	8.26%	4.274	19.25%	3.778	5.41%	3.732	4.13%
June 2020	3.604	3.783	4.97%	4.192	16.32%	3.720	3.22%	3.844	6.66%
_____________________________
(1)The market value of equity figures reflected in the table were derived in accordance with Finance Agency guidance. The Bank has on its balance sheet long-term, fixed-rate, putable advances that can be terminated by the Bank on specified future dates pursuant to a put option purchased from the member. These advances are hedged with interest rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, and sells a call option to the swap counterparty pursuant to which that counterparty can cancel the swap on specified future dates. The call/put option dates mirror each other throughout the life of the instruments. Given the different discount curves that are used to value the putable advances and the associated cancelable interest rate swaps, the modeled results can produce an outcome where the advance and the corresponding interest rate swap are not terminated on the same date. In practice, if the swap counterparty calls the interest rate swap, the Bank concurrently puts the advance. After adjusting the model to more closely align the put dates of the advances with the projected call dates of the associated interest rate swaps, the Bank’s market value of equity figures as of June 30, 2020 were as follows (dollars in billions with the percentage change from the adjusted base case): base case - $3.871; up 200 scenario - $3.800 (-1.83%); down 200 scenario - $4.060 (+4.88%); up 100 scenario - $3.826 (-1.16%); and down 100 scenario - $4.046 (+4.52%). As of March 31, 2020 the comparable figures were as follows: base case - $3.901; up 200 scenario - $3.879 (-0.56%); down 200 scenario - $4.198 (+7.61%); up 100 scenario - $3.878 (-0.59%); and down 100 scenario - $4.142 (+6.18%). As of December 31, 2019, the comparable figures were as follows: base case - $3.900; up 200 scenario - $3.811 (-2.28%); down 200 scenario - $4.075 (+4.49%); up 100 scenario - $3.862 (-0.97%); and down 100 scenario - $3.935 (+0.90%).
(2)In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(3)In the down 100 and down 200 scenarios (including the scenarios presented in footnote 1 to the table), the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.
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

Table of Contents```
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

Table of Contents```
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2019, March 31, 2020 and June 30, 2020.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration(1)	Liability Duration(1)	Duration Gap(1)	Duration of Equity(1)	Up 100(1)(2)	Up 200(1)(2)	Down 100(1)(3)	Down 200(1)(3)
December 2019	0.23	(0.35)	(0.12)	(2.06)	0.20	1.43	(2.57)	(3.75)
March 2020	0.05	(0.33)	(0.28)	(5.97)	(4.69)	(0.46)	(13.60)	(17.69)
June 2020	0.12	(0.33)	(0.21)	(3.95)	(2.45)	(0.49)	(8.88)	(9.70)
_____________________________
(1)The duration figures reflected in the table were derived in accordance with Finance Agency guidance. The Bank has on its balance sheet long-term, fixed-rate, putable advances that can be terminated by the Bank on specified future dates pursuant to a put option purchased from the member. These advances are hedged with interest rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, and sells a call option to the swap counterparty pursuant to which that counterparty can cancel the swap on specified future dates. The call/put option dates mirror each other throughout the life of the instruments. Given the different discount curves that are used to value the putable advances and the associated cancelable interest rate swaps, the modeled results can produce an outcome where the advance and the corresponding interest rate swap are not terminated on the same date. In practice, if the swap counterparty calls the interest rate swap, the Bank concurrently puts the advance. After adjusting the model to more closely align the put dates of the advances with the projected call dates of the associated interest rate swaps, the Bank’s duration figures as of June 30, 2020 were as follows (expressed in years): asset duration - 0.37; liability duration - (0.33); duration gap - 0.04; base case duration of equity (“DOE”) - 1.05; up 100 DOE - 1.08; up 200 DOE - 0.88; down 100 DOE - (2.57); and down 200 DOE - (2.72). As of March 31, 2020, the comparable figures were as follows (expressed in years): asset duration - 0.38; liability duration - (0.33); duration gap - 0.05; base case duration of equity (“DOE”) - 1.41; up 100 DOE - (0.51); up 200 DOE - 0.90; down 100 DOE - (2.66); and down 200 DOE - (3.53). As of December 31, 2019, the comparable figures were as follows: asset duration - 0.39%; liability duration - (0.35); duration gap - 0.04%; base case DOE - 0.94; up 100 DOE - 1.12; up 200 DOE - 1.45; down 100 DOE - 0.77; and down 200 DOE - (0.25).
(2)In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(3)In the down 100 and down 200 scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Table of Contents```

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	2020 Executive Incentive Plan.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2020	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents```
EXHIBIT INDEX

10.1	2020 Executive Incentive Plan.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL and contained in Exhibit 101.