Form 10-Q
period 2020-09-30
Federal Home Loan Bank of Dallas
filed 2020-11-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At November 6, 2020, the registrant had outstanding 21,991,222 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$46,085	$20,551
Interest-bearing deposits (Notes 8 and 9)	688,230	1,670,249
Securities purchased under agreements to resell (Notes 8, 9 and 12)	2,500,000	4,310,000
Federal funds sold (Notes 8 and 9)	1,582,000	4,505,000
Trading securities (Notes 3 and 8)	5,213,149	5,460,136
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 17) ($804,195 and $842,256 pledged at September 30, 2020 and December 31, 2019, respectively, which could be rehypothecated)	17,070,286	16,766,500
Held-to-maturity securities (b) (Notes 5, 8 and 9)	996,223	1,206,170
Advances (Notes 6, 8 and 9)	34,292,478	37,117,455
Mortgage loans held for portfolio, net of allowance for credit losses of $5,755 and $1,149 at September 30, 2020 and December 31, 2019, respectively (Notes 7, 8 and 9)	3,705,344	4,075,464
Accrued interest receivable (Note 8)	115,869	154,218
Premises and equipment, net	14,752	15,103
Derivative assets (Notes 12 and 13)	35,764	41,271
Other assets (including $14,216 and $14,222 of securities held at fair value at September 30, 2020 and December 31, 2019, respectively)	35,673	39,488
TOTAL ASSETS	$66,295,853	$75,381,605

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$1,374,487	$1,286,199
Non-interest bearing	20	20
Total deposits	1,374,507	1,286,219
Consolidated obligations (Note 10)
Discount notes	26,739,876	34,327,886
Bonds	34,099,828	35,745,827
Total consolidated obligations	60,839,704	70,073,713

Mandatorily redeemable capital stock	13,810	7,140
Accrued interest payable	52,964	115,350
Affordable Housing Program (Note 11)	61,777	57,247
Derivative liabilities (Notes 12 and 13)	4,711	3,855
Other liabilities (Note 3)	417,219	40,113
Total liabilities	62,764,692	71,583,637

Commitments and contingencies (Notes 9 and 17)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 8,950,648 and 9,794,335 shares at September 30, 2020 and December 31, 2019, respectively	895,065	979,434
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 12,865,429 and 14,868,085 shares at September 30, 2020 and December 31, 2019, respectively	1,286,543	1,486,808
Total Class B Capital Stock	2,181,608	2,466,242
Retained earnings
Unrestricted	1,152,657	1,038,533
Restricted	227,393	194,144
Total retained earnings	1,380,050	1,232,677
Accumulated other comprehensive income (loss) (Note 20)	(30,497)	99,049
Total capital	3,531,161	3,797,968
TOTAL LIABILITIES AND CAPITAL	$66,295,853	$75,381,605
_____________________________
(a)Amortized cost: $16,960,826 and $16,621,667 at September 30, 2020 and December 31, 2019, respectively.
(b)Fair values: $1,007,832 and $1,215,580 at September 30, 2020 and December 31, 2019, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME
Advances	$49,059	$233,451	$310,415	$715,973
Prepayment fees on advances, net	7,326	435	14,203	1,112
Interest-bearing deposits	893	9,688	8,462	29,177
Securities purchased under agreements to resell	203	24,906	7,685	76,380
Federal funds sold	545	15,231	8,376	49,688
Trading securities	9,909	31,237	55,918	68,341
Available-for-sale securities	39,680	111,442	179,475	343,238
Held-to-maturity securities	1,974	8,675	11,407	30,179
Mortgage loans held for portfolio	21,503	29,781	83,555	79,628
Total interest income	131,092	464,846	679,496	1,393,716
INTEREST EXPENSE
Consolidated obligations
Bonds	32,403	177,824	250,207	534,596
Discount notes	18,216	213,853	187,332	641,426
Deposits	122	5,147	4,322	14,766
Mandatorily redeemable capital stock	31	45	71	150
Other borrowings	—	1	1	112
Total interest expense	50,772	396,870	441,933	1,191,050
NET INTEREST INCOME	80,320	67,976	237,563	202,666
Provision for mortgage loan losses	863	64	2,415	302

NET INTEREST INCOME AFTER PROVISION FOR MORTGAGE LOAN LOSSES	79,457	67,912	235,148	202,364

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(7,152)	2,266	13,973	10,345
Net gains on derivatives and hedging activities	312	8,328	2,632	29,884
Net gains on other assets carried at fair value	583	34	302	1,300
Realized gains on sales of available-for-sale securities	773	—	773	580
Letter of credit fees	3,621	3,244	10,945	9,008
Other, net	1,155	1,028	3,427	2,904
Total other income (loss)	(708)	14,900	32,052	54,021
OTHER EXPENSE
Compensation and benefits	13,440	11,934	38,605	37,880
Other operating expenses	8,544	8,823	27,350	26,454
Finance Agency	1,250	1,184	3,750	3,550
Office of Finance	1,097	1,171	3,484	3,169
Subsidies, grants and donations	1,086	344	8,292	383
Derivative clearing fees	314	347	992	957
Total other expense	25,731	23,803	82,473	72,393
INCOME BEFORE ASSESSMENTS	53,018	59,009	184,727	183,992
Affordable Housing Program assessment	5,305	5,905	18,480	18,414
NET INCOME	$47,713	$53,104	$166,247	$165,578
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET INCOME	$47,713	$53,104	$166,247	$165,578
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	134,871	(13,098)	(34,600)	(5,574)
Reclassification adjustment for realized gains on sales of available-for-sale securities included in net income	(773)	—	(773)	(580)
Unrealized gains (losses) on cash flow hedges	1,559	(24,135)	(105,070)	(78,501)
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	5,095	(521)	9,273	(2,093)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	599	450	1,669	1,583
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit credit	5	5	15	15
Amortization of net actuarial gain included in net periodic benefit credit	(20)	(24)	(60)	(70)
Total other comprehensive income (loss)	141,336	(37,323)	(129,546)	(85,220)
TOTAL COMPREHENSIVE INCOME	$189,049	$15,781	$36,701	$80,358

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JULY 1, 2020	9,693	$969,269	15,049	$1,504,866	$1,121,365	$217,851	$1,339,216	$(171,833)	$3,641,518
Net transfers of shares between Class B-1 and Class B-2 Stock	4,598	459,777	(4,598)	(459,777)	—	—	—	—	—
Proceeds from sale of capital stock	23	2,306	2,414	241,454	—	—	—	—	243,760
Repurchase/redemption of capital stock	(4,820)	(481,926)	—	—	—	—	—	—	(481,926)
Shares reclassified to mandatorily redeemable capital stock	(609)	(60,980)	—	—	—	—	—	—	(60,980)
Comprehensive income
Net income	—	—	—	—	38,171	9,542	47,713	—	47,713
Other comprehensive income	—	—	—	—	—	—	—	141,336	141,336
Dividends on capital stock (a)
Cash	—	—	—	—	(63)	—	(63)	—	(63)
Mandatorily redeemable capital stock	—	—	—	—	(197)	—	(197)	—	(197)
Stock	66	6,619	—	—	(6,619)	—	(6,619)	—	—

BALANCE, SEPTEMBER 30, 2020	8,951	$895,065	12,865	$1,286,543	$1,152,657	$227,393	$1,380,050	$(30,497)	$3,531,161

BALANCE, JULY 1, 2019	10,331	$1,033,112	15,495	$1,549,482	$984,180	$171,187	$1,155,367	$80,104	$3,818,065
Net transfers of shares between Class B-1 and Class B-2 Stock	3,828	382,783	(3,828)	(382,783)	—	—	—	—	—
Proceeds from sale of capital stock	3	310	3,594	359,365	—	—	—	—	359,675
Repurchase/redemption of capital stock	(4,832)	(483,209)	—	—	—	—	—	—	(483,209)
Comprehensive income (loss)
Net income	—	—	—	—	42,483	10,621	53,104	—	53,104
Other comprehensive income (loss)	—	—	—	—	—	—	—	(37,323)	(37,323)
Dividends on capital stock (b)
Cash	—	—	—	—	(64)	—	(64)	—	(64)
Stock	191	19,146	—	—	(19,146)	—	(19,146)	—	—

BALANCE, SEPTEMBER 30, 2019	9,521	$952,142	15,261	$1,526,064	$1,007,453	$181,808	$1,189,261	$42,781	$3,710,248

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2020	9,794	$979,434	14,868	$1,486,808	$1,038,533	$194,144	$1,232,677	$99,049	$3,797,968
Partial recovery of prior capital distribution to Financing Corporation (Note 14)	—	—	—	—	17,639	—	17,639	—	17,639
Net transfers of shares between Class B-1 and Class B-2 Stock	12,920	1,291,979	(12,920)	(1,291,979)	—	—	—	—	—
Proceeds from sale of capital stock	158	15,807	10,917	1,091,714	—	—	—	—	1,107,521
Repurchase/redemption of capital stock	(13,651)	(1,365,117)	—	—	—	—	—	—	(1,365,117)
Shares reclassified to mandatorily redeemable capital stock	(609)	(60,980)	—	—	—	—	—	—	(60,980)
Adjustment to initially apply new credit loss accounting guidance (Note 2)	—	—	—	—	(2,191)	—	(2,191)	—	(2,191)
Comprehensive income (loss)
Net income	—	—	—	—	132,998	33,249	166,247	—	166,247
Other comprehensive income (loss)	—	—	—	—	—	—	—	(129,546)	(129,546)
Dividends on capital stock (a)
Cash	—	—	—	—	(183)	—	(183)	—	(183)
Mandatorily redeemable capital stock	—	—	—	—	(197)	—	(197)	—	(197)
Stock	339	33,942	—	—	(33,942)	—	(33,942)	—	—

BALANCE, SEPTEMBER 30, 2020	8,951	$895,065	12,865	$1,286,543	$1,152,657	$227,393	$1,380,050	$(30,497)	$3,531,161

BALANCE, JANUARY 1, 2019	9,169	$916,921	16,380	$1,637,967	$932,675	$148,692	$1,081,367	$128,001	$3,764,256
Net transfers of shares between Class B-1 and Class B-2 Stock	13,296	1,329,579	(13,296)	(1,329,579)	—	—	—	—	—
Proceeds from sale of capital stock	36	3,676	12,177	1,217,676	—	—	—	—	1,221,352
Repurchase/redemption of capital stock	(13,531)	(1,353,145)	—	—	—	—	—	—	(1,353,145)
Shares reclassified to mandatorily redeemable capital stock	(23)	(2,326)	—	—	—	—	—	—	(2,326)
Adjustment to initially apply new lease accounting guidance	—	—	—	—	(25)	—	(25)	—	(25)
Comprehensive income (loss)
Net income	—	—	—	—	132,462	33,116	165,578	—	165,578
Other comprehensive income (loss)	—	—	—	—	—	—	—	(85,220)	(85,220)
Dividends on capital stock (b)
Cash	—	—	—	—	(195)	—	(195)	—	(195)
Mandatorily redeemable capital stock	—	—	—	—	(27)	—	(27)	—	(27)
Stock	574	57,437	—	—	(57,437)	—	(57,437)	—	—

BALANCE, SEPTEMBER 30, 2019	9,521	$952,142	15,261	$1,526,064	$1,007,453	$181,808	$1,189,261	$42,781	$3,710,248

(a) Dividends were paid at annualized rates of 1.79 percent and 2.79 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2020, at annualized rates of 1.40 percent and 2.40 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2020 and at annualized rates of 0.35 percent and 1.35 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the third quarter of 2020.
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

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$166,247	$165,578
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(14,526)	8,210
Concessions on consolidated obligations	8,179	6,180
Premises, equipment and computer software costs	2,806	3,076
Non-cash interest on mandatorily redeemable capital stock	79	155
Provision for mortgage loan losses	2,415	302
Gains on sales of available-for-sale securities	(773)	(580)
Net gains on other assets carried at fair value	(302)	(1,300)
Net gains on trading securities	(13,973)	(10,345)
Net gain due to changes in net fair value adjustment on derivative and hedging activities	(968,101)	(918,981)
Decrease (increase) in accrued interest receivable	38,532	(22,575)
Decrease in other assets	7,247	255
Increase in Affordable Housing Program (AHP) liability	4,530	8,317
Decrease in accrued interest payable	(62,391)	(7,958)
Increase in other liabilities	2,625	6,234
Total adjustments	(993,653)	(929,010)
Net cash used in operating activities	(827,406)	(763,432)

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits, including swap collateral pledged	541,054	1,381,219
Net decrease in securities purchased under agreements to resell	1,810,000	1,830,000
Net decrease in federal funds sold	2,923,000	1,281,000
Purchases of trading securities	(15,366,417)	(27,348,445)
Proceeds from maturities of trading securities	12,557,075	3,685,450
Proceeds from sales of trading securities	3,449,477	18,849,229
Purchases of available-for-sale securities	—	(917,301)
Proceeds from maturities of available-for-sale securities	249,597	335,813
Proceeds from sales of available-for-sale securities	489,273	436,019
Proceeds from maturities of held-to-maturity securities	212,571	269,255
Principal collected on advances	246,423,070	424,571,119
Advances made	(243,058,109)	(421,693,047)
Principal collected on mortgage loans held for portfolio	1,084,460	279,962
Purchases of mortgage loans held for portfolio	(745,790)	(1,702,118)
Purchases of premises, equipment and computer software	(4,555)	(2,550)
Net cash provided by investing activities	10,564,706	1,255,605

	For the Nine Months Ended
	September 30,
	2020	2019
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	101,557	288,365
Net payments on derivative contracts with financing elements	(241,400)	(210,781)
Net proceeds from issuance of consolidated obligations
Discount notes	107,739,535	239,923,118
Bonds	28,611,816	29,098,696
Debt issuance costs	(6,554)	(7,076)
Payments for maturing and retiring consolidated obligations
Discount notes	(115,273,744)	(241,776,452)
Bonds	(30,348,250)	(27,555,600)
Proceeds from issuance of capital stock	1,107,521	1,221,352
Payments for redemption of mandatorily redeemable capital stock	(54,586)	(2,380)
Payments for repurchase/redemption of capital stock	(1,365,117)	(1,353,145)
Partial recovery of prior capital distribution to Financing Corporation (Note 14)	17,639	—
Cash dividends paid	(183)	(195)
Net cash used in financing activities	(9,711,766)	(374,098)

Net increase in cash and cash equivalents	25,534	118,075
Cash and cash equivalents at beginning of the period	20,551	35,157
Cash and cash equivalents at end of the period	$46,085	$153,232

Supplemental Disclosures:
Interest paid	$559,076	$1,204,802
AHP payments, net	$13,950	$10,097
Stock dividends issued	$33,942	$57,437
Dividends paid through issuance of mandatorily redeemable capital stock	$197	$27
Net capital stock reclassified to mandatorily redeemable capital stock	$60,980	$2,326
Right-of-use assets acquired by lease	$730	$2,539

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
The Bank has elected to apply the TDR relief provided by the CARES Act. Accordingly, all modifications meeting the provisions of the CARES Act will be excluded from TDR classification, accounting and disclosure. Loan modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification under the Bank’s existing accounting practices. Through September 30, 2020, the Bank did not have a significant number of qualifying loan modifications and, therefore, the election to apply the TDR relief provisions of the CARES Act has thus far not had a material impact on the Bank's financial condition, results of operations or disclosures.

Note 3—Trading Securities
Trading securities as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
U.S. Treasury Notes	$2,744,989	$4,532,126
U.S. Treasury Bills	2,468,160	928,010
Total	$5,213,149	$5,460,136
Included in the table above are U.S. Treasury Bills that were purchased but which had not yet settled as of September 30, 2020. The aggregate amount due of $373,706,000 is included in other liabilities on the statement of condition at that date.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of September 30, 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$440,707	$5,675	$—	$446,382
GSE obligations	5,130,671	79,275	3,007	5,206,939
Other	45,958	236	—	46,194
	5,617,336	85,186	3,007	5,699,515
GSE commercial MBS	11,343,490	64,011	36,730	11,370,771
Total	$16,960,826	$149,197	$39,737	$17,070,286

Available-for-sale securities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$447,072	$6,124	$—	$453,196
GSE obligations	5,501,456	84,911	1,986	5,584,381
Other	45,217	342	—	45,559
	5,993,745	91,377	1,986	6,083,136
GSE commercial MBS	10,627,922	79,875	24,433	10,683,364
Total	$16,621,667	$171,252	$26,419	$16,766,500

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $61,996,000 and $66,931,000 at September 30, 2020 and December 31, 2019, respectively.
Other debentures are comprised of securities issued by the Private Export Funding Corporation. These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government.
The following table summarizes (in thousands, except number of positions) the available-for-sale securities with unrealized losses as of September 30, 2020. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	7	$190,071	$3,007	—	$—	$—	7	$190,071	$3,007
GSE commercial MBS	106	3,799,163	30,715	11	487,072	6,015	117	4,286,235	36,730
Total	113	$3,989,234	$33,722	11	$487,072	$6,015	124	$4,476,306	$39,737

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities (excluding accrued interest) by contractual maturity at September 30, 2020 and December 31, 2019 are presented below (in thousands).

	September 30, 2020		December 31, 2019
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$257,139	$257,528	$298,084	$299,005
Due after one year through five years	3,639,541	3,681,379	3,465,898	3,504,780
Due after five years through ten years	1,704,111	1,743,086	2,183,310	2,231,183
Due after ten years	16,545	17,522	46,453	48,168
	5,617,336	5,699,515	5,993,745	6,083,136
GSE commercial MBS	11,343,490	11,370,771	10,627,922	10,683,364
Total	$16,960,826	$17,070,286	$16,621,667	$16,766,500
Interest Rate Payment Terms. At September 30, 2020 and December 31, 2019, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.
Sales of Securities. During the three months ended September 30, 2020, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $488,500,000. Proceeds from the sales totaled $489,273,000, resulting in realized gains of $773,000. During the nine months ended September 30, 2019, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $435,439,000. Proceeds from the sales totaled $436,019,000, resulting in realized gains of $580,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2020 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$4,493	$—	$4,493	$7	$—	$4,500
State housing agency obligations	109,642	—	109,642	253	451	109,444
	114,135	—	114,135	260	451	113,944
Mortgage-backed securities
GSE residential MBS	835,801	—	835,801	4,874	45	840,630
Non-agency residential MBS	53,258	6,971	46,287	8,126	1,155	53,258
	889,059	6,971	882,088	13,000	1,200	893,888
Total	$1,003,194	$6,971	$996,223	$13,260	$1,651	$1,007,832

Held-to-maturity securities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$5,862	$—	$5,862	$12	$—	$5,874
State housing agency obligations	109,478	—	109,478	—	908	108,570
	115,340	—	115,340	12	908	114,444
Mortgage-backed securities
GSE residential MBS	1,036,585	—	1,036,585	2,581	3,435	1,035,731
Non-agency residential MBS	62,885	8,640	54,245	11,641	481	65,405
	1,099,470	8,640	1,090,830	14,222	3,916	1,101,136
Total	$1,214,810	$8,640	$1,206,170	$14,234	$4,824	$1,215,580

In the tables above, amortized cost includes premiums, discounts and the credit portion of other-than-temporary impairments ("OTTI") recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $256,000 and $1,005,000 at September 30, 2020 and December 31, 2019, respectively.
Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2020 and December 31, 2019 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2020			December 31, 2019
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$4,493	$4,493	$4,500	$5,862	$5,862	$5,874
Due after ten years	109,642	109,642	109,444	109,478	109,478	108,570
	114,135	114,135	113,944	115,340	115,340	114,444
Mortgage-backed securities	889,059	882,088	893,888	1,099,470	1,090,830	1,101,136
Total	$1,003,194	$996,223	$1,007,832	$1,214,810	$1,206,170	$1,215,580
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $1,529,000 and $1,952,000 at September 30, 2020 and December 31, 2019, respectively.
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Amortized cost of variable-rate held-to-maturity securities other than MBS	$114,135	$115,340
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	23	36
Collateralized mortgage obligations
Fixed-rate	18	57
Variable-rate	889,018	1,099,377
	889,059	1,099,470
Total	$1,003,194	$1,214,810
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2019 or the nine months ended September 30, 2020.

Sales of Securities. There were no sales of held-to-maturity securities during the nine months ended September 30, 2020 or 2019.

Note 6—Advances
     Redemption Terms. At September 30, 2020 and December 31, 2019, the Bank had advances outstanding at interest rates ranging from 0.10 percent to 8.27 percent and 0.48 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	September 30, 2020		December 31, 2019
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$12	0.20%	$613	1.45%
Due in one year or less	12,400,440	0.50	16,683,401	1.72
Due after one year through two years	1,252,524	2.01	1,491,736	2.35
Due after two years through three years	1,260,404	1.77	1,125,342	2.38
Due after three years through four years	1,516,651	1.85	742,698	2.67
Due after four years through five years	1,355,446	1.07	1,435,402	2.11
Due after five years	15,797,795	0.78	15,464,698	1.69
Total par value	33,583,272	0.82%	36,943,890	1.79%

Deferred net prepayment fees	(4,797)		(6,657)
Commitment fees	(94)		(99)
Hedging adjustments	714,097		180,321
Total	$34,292,478		$37,117,455
Advances presented in the table above exclude accrued interest of $22,912,000 and $49,096,000 at September 30, 2020 and December 31, 2019, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At September 30, 2020 and December 31, 2019, the Bank had aggregate prepayable and callable advances totaling $9,465,777,000 and $10,428,894,000, respectively.
The following table summarizes advances outstanding at September 30, 2020 and December 31, 2019, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2020	December 31, 2019
Overdrawn demand deposit accounts	$12	$613
Due in one year or less	20,928,081	26,716,128
Due after one year through two years	1,146,352	1,408,317
Due after two years through three years	1,226,415	1,018,388
Due after three years through four years	1,238,054	691,905
Due after four years through five years	907,333	1,030,243
Due after five years	8,137,025	6,078,296
Total par value	$33,583,272	$36,943,890

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2020 and December 31, 2019, the Bank had putable advances outstanding totaling $7,695,800,000 and $6,796,500,000, respectively.

The following table summarizes advances outstanding at September 30, 2020 and December 31, 2019, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2020	December 31, 2019
Overdrawn demand deposit accounts	$12	$613
Due in one year or less	19,281,240	21,999,901
Due after one year through two years	1,957,524	1,851,736
Due after two years through three years	1,350,404	1,195,342
Due after three years through four years	1,266,451	791,498
Due after four years through five years	1,300,446	1,191,402
Due after five years	8,427,195	9,913,398
Total par value	$33,583,272	$36,943,890

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Fixed-rate
Due in one year or less	$12,160,441	$16,054,501
Due after one year	12,550,849	9,911,487
Total fixed-rate	24,711,290	25,965,988
Variable-rate
Due in one year or less	240,011	629,513
Due after one year	8,631,971	10,348,389
Total variable-rate	8,871,982	10,977,902
Total par value	$33,583,272	$36,943,890

At September 30, 2020 and December 31, 2019, 56 percent and 39 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended September 30, 2020 and 2019, gross advance prepayment fees received from members/borrowers were $61,657,000 and $434,000, respectively, none of which were deferred. During the nine months ended September 30, 2020 and 2019, gross advance prepayment fees received from members/borrowers were $67,686,000 and $1,176,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances during the nine months ended September 30, 2020. During the three months ended March 31, 2019, a symmetrical prepayment advance with a par value of $5,000,000 was prepaid. The difference by which the par value of the advance exceeded its fair value, less the make-whole amount, totaled $68,000 and was recorded in prepayment fees on advances. There were no prepayments of symmetrical prepayment advances during the three months ended June 30, 2019 or the three months ended September 30, 2019.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of September 30, 2020 and December 31, 2019 for mortgage loans held for portfolio (in thousands):

	September 30, 2020	December 31, 2019
Fixed-rate medium-term* single-family mortgages	$78,974	$33,954
Fixed-rate long-term single-family mortgages	3,551,508	3,960,393
Premiums	70,820	78,643
Discounts	(1,458)	(1,821)
Deferred net derivative gains associated with mortgage delivery commitments	11,255	5,444
Total mortgage loans held for portfolio	3,711,099	4,076,613
Less: allowance for credit losses on mortgage loans	(5,755)	(1,149)
Total mortgage loans held for portfolio, net of allowance for credit losses	$3,705,344	$4,075,464
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $18,504,000 and $21,863,000 at September 30, 2020 and December 31, 2019, respectively.
The unpaid principal balance of mortgage loans held for portfolio at September 30, 2020 and December 31, 2019 was comprised of conventional loans totaling $3,619,149,000 and $3,980,970,000, respectively, and government-guaranteed/insured loans totaling $11,333,000 and $13,377,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Advances	$22,912	$49,096
Investment securities
Trading	12,188	13,742
Available-for-sale	61,996	66,931
Held-to-maturity	256	1,005
Mortgage loans held for portfolio	18,504	21,863
Interest-bearing deposits	3	1,192
Securities purchased under agreements to resell	6	195
Federal funds sold	4	194
Total	$115,869	$154,218

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities sold under agreements to repurchase. These investments provide short-term liquidity and are carried at amortized cost. Accrued interest is recorded separately on the statement of condition (see Note 8). At September 30, 2020, all investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell were repaid according to the contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at September 30, 2020.
Long-Term Investments. The Bank evaluates its available-for-sale securities for impairment by comparing the security's fair value to its amortized cost. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., when the security is in an unrealized loss position). The Bank evaluates each impaired security to determine whether the impairment is due to credit losses. Held-to-maturity securities are evaluated for impairment on a pooled basis, unless an individual assessment is deemed necessary because the securities do not contain similar risk characteristics. Accrued interest is recorded separately on the statement of condition.
At September 30, 2020, the gross unrealized losses on the Bank’s available-for-sale securities were $39,737,000, all of which related to securities that are issued and guaranteed by GSEs. At September 30, 2020, the gross unrealized losses on the Bank’s held-to-maturity securities (computed as the difference between the amortized cost and the fair value of the securities) were $3,046,000, of which $45,000 were attributable to MBS that are issued and guaranteed by GSEs, $451,000 were attributable to securities issued by a state housing agency and $2,550,000 were attributable to its holdings of non-agency (i.e., private-label) residential MBS ("RMBS"). At that same date, there were no unrealized losses on any of the Bank's holdings of U.S. government-guaranteed debentures.
Government-Guaranteed and GSE Investments. As of September 30, 2020, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE commercial MBS ("CMBS") and GSE RMBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through September 30, 2020, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred during the three months ended September 30, 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at September 30, 2020 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that an allowance for credit losses is not necessary on any of its government-guaranteed or GSE investments at September 30, 2020.
State Housing Agency Debentures. As of September 30, 2020, the Bank's holdings of state housing agency bonds are rated triple-A by both Moody's and S&P. The Bank has not experienced any defaults on its state housing agency debentures, nor does it expect to experience any defaults on these securities. Based upon the Bank's assessment of the creditworthiness of the state housing agency and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of state housing agency debentures will not be less than the amortized cost basis of these investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider an allowance for credit losses on its state housing debentures to be necessary at September 30, 2020.
Non-Agency RMBS. As of September 30, 2020, 5 of the Bank's non-agency RMBS with an aggregate amortized cost of $10,752,000 were rated investment grade (i.e., triple-B or higher by Moody's and/or S&P), 16 non-agency RMBS with an aggregate amortized cost of $42,460,000 were rated below investment grade and 1 non-agency RMBS with an amortized cost of $46,000 was unrated. In periods prior to 2017, 15 of the non-agency RMBS that were rated below investment grade at September 30, 2020 had been determined to be other-than-temporarily impaired. At September 30, 2020 and December 31, 2019, the amortized cost of the Bank's non-agency RMBS included credit losses of $6,400,000 and $6,765,000, respectively, on these previously impaired securities.

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
At September 30, 2020, the Bank considered the potential impact that recent changes in economic conditions could have on the collectibility of these securities relative to the assumptions that were used in the cash flow projections under the more stressful housing price scenario referred to above to determine whether it expected to incur any additional credit losses on these securities. Based on the results of these cash flow analyses, the payment status of the securities and the considerations regarding the potential impact that recent changes in economic conditions could have on the securities' cash flows, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, no allowance for credit losses on the Bank's non-agency RMBS was deemed to be necessary at September 30, 2020.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, a reserve for credit losses on standby bond purchase agreements was not considered necessary at September 30, 2020.
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
During the nine months ended September 30, 2020 and 2019, there were no significant purchases or sales of financing receivables, nor were any financing receivables reclassified to held for sale.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2020 or December 31, 2019.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At September 30, 2020 and December 31, 2019, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2020 and December 31, 2019, the Bank did not have any advances that were past due, on nonaccrual status, or considered impaired. There have been no troubled debt restructurings related to advances.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At September 30, 2020 and December 31, 2019, cash payments received on non-accrual loans and recorded as a reduction of principal totaled $723,000 and $17,000, respectively.
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

As discussed in Note 2, the CARES Act provides temporary relief from the accounting and reporting requirements for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR. Eligible mortgage loans that are current under the modified terms of the loan agreements are returned to accrual status as long as the Bank expects repayment of the remaining contractual principal and interest. As of September 30, 2020, the Bank had entered into a limited number of qualifying loan modifications.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at September 30, 2020 and the recorded investment (which includes accrued interest receivable) by payment status for mortgage loans at December 31, 2019 (dollars in thousands).

	September 30, 2020					December 31, 2019
	Conventional Loans Originated Prior to 2004	Conventional Loans Originated in 2016-2020	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$142	$28,309	$28,451	$420	$28,871	$37,632	$464	$38,096
60-89 days delinquent	26	16,853	16,879	84	16,963	2,728	189	2,917
90 days or more delinquent	289	107,736	108,025	343	108,368	6,106	80	6,186
Total past due	457	152,898	153,355	847	154,202	46,466	733	47,199
Total current loans	8,343	3,538,020	3,546,363	10,534	3,556,897	4,038,455	12,822	4,051,277
Total mortgage loans	$8,800	$3,690,918	$3,699,718	$11,381	$3,711,099	$4,084,921	$13,555	$4,098,476

Other delinquency statistics:
In process of foreclosure (2)			$1,914	$34	$1,948	$1,752	$36	$1,788
Serious delinquency rate (3)			2.9%	3.0%	2.9%	0.2%	0.6%	0.2%
Past due 90 days or more and still accruing interest (4)			$—	$343	$343	$—	$80	$80
Nonaccrual loans (5)			$128,451	$—	$128,451	$7,304	$—	$7,304
Troubled debt restructurings			$—	$—	$—	$—	$—	$—
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.
(2)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(3)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(4)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(5)The Bank did not have any specific allowance for credit losses on nonaccrual loans at September 30, 2020.
As of September 30, 2020, approximately $128,033,000 (unpaid principal balance) of conventional loans were in forbearance as a result of COVID-19. Approximately $9,937,000 of these loans had a current payment status, $13,142,000 were 30 to 59 days past due, $11,350,000 were 60 to 89 days past due, and $93,604,000 were 90 days or more past due and in nonaccrual status.
At September 30, 2020 and December 31, 2019, the Bank’s other assets included $300,000 and $15,000, respectively, of real estate owned.

Mortgage loans are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Each seriously delinquent mortgage loan and each TDR is specifically reviewed for impairment. At September 30, 2020 and December 31, 2019, the Bank did not have any TDRs related to mortgage loans. At these dates, the estimated value of the collateral securing each seriously delinquent loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no specific reserve for credit losses was established for any of the seriously delinquent mortgage loans. The remaining conventional mortgage loans were evaluated for impairment on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions (taking into account the forecasted impact of the COVID-19 pandemic) and expected recoveries from credit enhancements, the Bank determined that an allowance for credit losses of $5,755,000 was adequate to reserve for expected credit losses in its conventional mortgage loan portfolio at September 30, 2020.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$4,892	$731	$1,149	$493
Adjustment to initially apply new credit loss accounting guidance (Note 2)	—	—	2,191	—
Provision for credit losses	863	64	2,415	302
Balance, end of period	$5,755	$795	$5,755	$795

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $820 billion and $1.026 trillion at September 30, 2020 and December 31, 2019, respectively. The Bank was the primary obligor on $60.7 billion and $70.1 billion (at par value), respectively, of these consolidated obligations.
 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2020 and December 31, 2019 (in thousands, at par value).

	September 30, 2020	December 31, 2019
Fixed-rate	$8,219,390	$21,529,815
Variable-rate	25,638,625	12,642,000
Step-up	90,000	1,337,500
Step-down	—	175,000
Total par value	$33,948,015	$35,684,315

At September 30, 2020 and December 31, 2019, 66 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2020 and December 31, 2019, by contractual maturity (dollars in thousands):

	September 30, 2020		December 31, 2019
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$20,218,560	0.37%	$16,900,625	1.75%
Due after one year through two years	9,586,135	0.57	7,849,605	1.76
Due after two years through three years	1,612,695	2.41	2,269,005	2.21
Due after three years through four years	871,210	2.22	1,912,490	2.42
Due after four years through five years	822,415	1.77	3,811,615	2.16
Due after five years	837,000	1.86	2,940,975	2.52
Total par value	33,948,015	0.65%	35,684,315	1.93%

Premiums	716		1,091
Discounts	(389)		(781)
Debt issuance costs	(2,854)		(4,479)
Hedging adjustments	154,340		65,681
Total	$34,099,828		$35,745,827

At September 30, 2020 and December 31, 2019, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2020	December 31, 2019
Non-callable bonds	$31,856,015	$22,188,915
Callable bonds	2,092,000	13,495,400
Total par value	$33,948,015	$35,684,315

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2020 and December 31, 2019, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2020	December 31, 2019
Due in one year or less	$22,020,560	$25,936,025
Due after one year through two years	9,676,135	6,397,605
Due after two years through three years	1,532,695	1,649,005
Due after three years through four years	496,210	1,193,590
Due after four years through five years	222,415	409,615
Due after five years	—	98,475
Total par value	$33,948,015	$35,684,315

     Discount Notes. At September 30, 2020 and December 31, 2019, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2020	$26,739,876	$26,747,093	0.11%

December 31, 2019	$34,327,886	$34,405,724	1.57%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$57,247	$44,358
AHP assessment	18,480	18,414
Grants funded, net of recaptured amounts	(13,950)	(10,097)
Balance, end of period	$61,777	$52,675

Note 12—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2020 or December 31, 2019.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of September 30, 2020 and December 31, 2019 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2020

Assets

Derivatives
Bilateral derivatives	$46,734	$(32,908)	$13,826	$(8,259)	(2)	$5,567
Cleared derivatives	29,436	(7,498)	21,938	—		21,938
Total derivatives	76,170	(40,406)	35,764	(8,259)		27,505
Securities purchased under agreements to resell	2,500,000	—	2,500,000	(2,500,000)		—
Total assets	$2,576,170	$(40,406)	$2,535,764	$(2,508,259)		$27,505

Liabilities

Derivatives
Bilateral derivatives	$618,596	$(613,885)	$4,711	$—		$4,711
Cleared derivatives	7,507	(7,507)	—	—	(3)	—
Total liabilities	$626,103	$(621,392)	$4,711	$—		$4,711

December 31, 2019

Assets

Derivatives
Bilateral derivatives	$22,721	$(10,978)	$11,743	$(5,313)	(2)	$6,430
Cleared derivatives	33,618	(4,090)	29,528	—		29,528
Total derivatives	56,339	(15,068)	41,271	(5,313)		35,958
Securities purchased under agreements to resell	4,310,000	—	4,310,000	(4,310,000)		—
Total assets	$4,366,339	$(15,068)	$4,351,271	$(4,315,313)		$35,958

Liabilities

Derivatives
Bilateral derivatives	$168,297	$(164,442)	$3,855	$—		$3,855
Cleared derivatives	4,138	(4,138)	—	—	(3)	—
Total liabilities	$172,435	$(168,580)	$3,855	$—		$3,855
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties.
(3)The Bank had pledged securities with aggregate fair values of $804,195,000 and $842,256,000 at September 30, 2020 and December 31, 2019, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 13—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of September 30, 2020, it was not a party to any forward rate agreements.
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
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank entered into interest rate cap agreements, only one of which remained outstanding at September 30, 2020. These derivatives are treated as economic hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at September 30, 2020 and December 31, 2019 (in thousands).

	September 30, 2020			December 31, 2019
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances (1)	$13,775,434	$1,260	$578,197	$10,102,510	$5,117	$134,520
Available-for-sale securities (1)	15,378,808	24,010	31,986	16,114,507	28,049	19,718
Consolidated obligation bonds (1)	5,516,535	25,320	1,150	19,861,615	14,000	13,619
Consolidated obligation discount notes (2)	1,066,000	2,000	—	1,043,000	2,503	—
Total derivatives designated as hedging instruments under ASC 815	35,736,777	52,590	611,333	47,121,632	49,669	167,857
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	255,000	—	10,573	255,000	25	16
Available-for-sale securities	3,131	2	—	3,144	4	—
Mortgage loans held for portfolio	263,350	506	113	339,600	343	1,118
Consolidated obligation discount notes	—	—	—	1,000,000	—	—
Trading securities	1,900,000	7	52	3,700,000	171	8
Intermediary transactions	126,533	8,040	2,996	842,036	5,312	2,355
Other	1,425,000	326	1,035	925,000	328	1,069
Interest rate swaptions related to mortgage loans held for portfolio	1,355,000	14,477	—	145,000	381	—
Mortgage delivery commitments	61,282	221	—	31,765	94	—
Interest rate caps
Held-to-maturity securities	250,000	—	—	500,000	—	—
Intermediary transactions	80,000	1	1	80,000	12	12
Total derivatives not designated as hedging instruments under ASC 815	5,719,296	23,580	14,770	7,821,545	6,670	4,578
Total derivatives before collateral and netting adjustments	$41,456,073	76,170	626,103	$54,943,177	56,339	172,435

Cash collateral and related accrued interest		(11,043)	(592,020)		(3,440)	(156,903)
Cash received or remitted in excess of variation margin requirements		9	—		(5)	(54)
Netting adjustments		(29,372)	(29,372)		(11,623)	(11,623)
Total collateral and netting adjustments (3)		(40,406)	(621,392)		(15,068)	(168,580)
Net derivative balances reported in statements of condition		$35,764	$4,711		$41,271	$3,855
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended September 30, 2020

Total amount of the financial statement line item	$49,059	$39,680	$(32,403)	$(18,216)	$141,336

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$55,646	$11,881	$214	$—	$—
Hedged items	(81,769)	(82,916)	34,400	—	—
Net gains (losses) on fair value hedging relationships	$(26,123)	$(71,035)	$34,614	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(5,095)	$5,095
Recognized in OCI	—	—	—	—	1,559
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(5,095)	$6,654

Three Months Ended September 30, 2019

Total amount of the financial statement line item	$233,451	$111,442	$(177,824)	$(213,853)	$(37,323)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(80,249)	$(282,375)	$17,585	$—	$—
Hedged items	92,890	284,437	(20,019)	—	—
Net gains (losses) on fair value hedging relationships	$12,641	$2,062	$(2,434)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$521	$(521)
Recognized in OCI	—	—	—	—	(24,135)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$521	$(24,656)

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2020

Total amount of the financial statement line item	$310,415	$179,475	$(250,207)	$(187,332)	$(129,546)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(613,320)	$(1,250,492)	$172,237	$—	$—
Hedged items	588,258	1,101,481	(88,660)	—	—
Net gains (losses) on fair value hedging relationships	$(25,062)	$(149,011)	$83,577	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(9,273)	$9,273
Recognized in OCI	—	—	—	—	(105,070)
Net losses on cash flow hedging relationships	$—	$—	$—	$(9,273)	$(95,797)

Nine Months Ended September 30, 2019

Total amount of the financial statement line item	$715,973	$343,238	$(534,596)	$(641,426)	$(85,220)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(226,242)	$(1,035,811)	$233,245	$—	$—
Hedged items	263,495	1,058,789	(270,601)	—	—
Net gains (losses) on fair value hedging relationships	$37,253	$22,978	$(37,356)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$2,093	$(2,093)
Recognized in OCI	—	—	—	—	(78,501)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$2,093	$(80,594)

For the three and nine months ended September 30, 2020 and 2019, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At September 30, 2020, $21,841,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At September 30, 2020, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 9.3 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of September 30, 2020 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
September 30, 2020
Advances	$14,491,258	$710,026	$4,071	$714,097
Available-for-sale securities	16,960,827	1,446,006	(1,006)	1,445,000
Consolidated obligation bonds	(6,143,861)	(153,040)	(1,300)	(154,340)

December 31, 2019
Advances	$10,283,221	$175,343	$4,978	$180,321
Available-for-sale securities	16,621,667	346,741	(985)	345,756
Consolidated obligation bonds	(20,310,223)	(64,027)	(1,654)	(65,681)
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	Other Income (Loss) for the		Other Income (Loss) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	$7,371	$5,751	$9,504	$25,848
Net interest expense on interest rate swaps	(4,866)	(366)	(17,551)	(2,410)
Interest rate swaptions	(3,978)	2,878	2,578	4,353
Interest rate caps and floors	—	(1)	—	86
Mortgage delivery commitments	1,772	19	8,066	1,825
Total net gain related to derivatives not designated as hedging instruments under ASC 815	299	8,281	2,597	29,702
Price alignment amount on variation margin for daily settled derivative contracts(1)	13	47	35	182
Net gains on derivatives and hedging activities reported in other income (loss)	$312	$8,328	$2,632	$29,884
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

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. The majority of the Bank's derivative contracts have been cleared through third-party central clearinghouses (as of September 30, 2020, the notional balance of cleared transactions outstanding totaled $29.9 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of September 30, 2020, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $11.4 billion and $0.2 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.

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

Note 14—Capital
At all times during the nine months ended September 30, 2020, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,013,205	$3,575,468	$881,970	$3,706,059
Total capital	$2,651,834	$3,575,468	$3,015,264	$3,706,059
Total capital-to-assets ratio	4.00%	5.39%	4.00%	4.92%
Leverage capital	$3,314,793	$5,363,202	$3,769,080	$5,559,088
Leverage capital-to-assets ratio	5.00%	8.09%	5.00%	7.37%
Beginning in February 2020, the Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the applicable month ends in 2020.
Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2019, subject to a minimum of $1,000 and a maximum of $7,000,000. Through September 30, 2020, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below.
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the nine months ended September 30, 2020, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2020, June 26, 2020 and September 28, 2020, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2020, June 26, 2020 and September 28, 2020, the Bank repurchased surplus stock totaling $139,080,000, $184,412,000 and $52,457,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 27, 2020, June 26, 2020 and September 28, 2020, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $2,600, $2,800 and $53,983,700, respectively.
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

Note 15—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and limited life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$9	$7	$27	$21
Interest cost	5	5	15	15
Amortization of prior service cost	5	5	15	15
Amortization of net actuarial gain	(20)	(24)	(60)	(70)
Net periodic benefit credit	$(1)	$(7)	$(3)	$(19)

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

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the nine months ended September 30, 2020 and 2019, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2020 and December 31, 2019. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of September 30, 2020 and December 31, 2019, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2020 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$46,085	$46,085	$46,085	$—		$—		$—
Interest-bearing deposits	688,230	688,230	—	688,230		—		—
Securities purchased under agreements to resell	2,500,000	2,500,000	—	2,500,000		—		—
Federal funds sold	1,582,000	1,582,000	—	1,582,000		—		—
Trading securities (1)	5,213,149	5,213,149	—	5,213,149		—		—
Available-for-sale securities (1)	17,070,286	17,070,286	—	17,070,286		—		—
Held-to-maturity securities	996,223	1,007,832	—	954,574	(2)	53,258	(3)	—
Advances	34,292,478	34,288,573	—	34,288,573		—		—
Mortgage loans held for portfolio, net	3,705,344	3,816,586	—	3,816,586		—		—
Accrued interest receivable	115,869	115,869	—	115,869		—		—
Derivative assets (1)	35,764	35,764	—	76,170		—		(40,406)
Other assets held at fair value (1)	14,216	14,216	14,216	—		—		—

Liabilities:
Deposits	1,374,507	1,374,560	—	1,374,560		—		—
Consolidated obligations
Discount notes	26,739,876	26,739,778	—	26,739,778		—		—
Bonds	34,099,828	34,189,000	—	34,189,000		—		—
Mandatorily redeemable capital stock	13,810	13,810	13,810	—		—		—
Accrued interest payable	52,964	52,964	—	52,964		—		—
Derivative liabilities (1)	4,711	4,711	—	626,103		—		(621,392)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of September 30, 2020.
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
Note 17—Commitments and Contingencies

Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At September 30, 2020, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $759 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At September 30, 2020 and December 31, 2019, the Bank had commitments to make additional advances totaling approximately $16,366,000 and $19,397,000, respectively. In addition, outstanding standby letters of credit totaled $21,822,970,000 and $21,781,829,000 at September 30, 2020 and December 31, 2019, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2020 and December 31, 2019, the Bank had outstanding standby bond purchase agreements totaling $724,733,000 and $484,872,000, respectively. At September 30, 2020, standby bond purchase agreements totaling $180,615,000, $239,475,000, $51,302,000, and $253,341,000 expire in 2022, 2023, 2024, and 2025, respectively. The Bank was not required to purchase any bonds under these agreements during the nine months ended September 30, 2020 or the year ended December 31, 2019.
At September 30, 2020 and December 31, 2019, the Bank had commitments to purchase conventional mortgage loans totaling $61,282,000 and $31,765,000, respectively, from certain of its members that participate in the MPF program.
At September 30, 2020, the Bank had commitments to issue $164,645,000 (par value) of consolidated obligation bonds, none of which were hedged. At December 31, 2019, the Bank had commitments to issue $115,000,000 (par value) of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at September 30, 2020 and December 31, 2019, the Bank had commitments to issue $54,516,000 and $679,510,000 (par value) of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of September 30, 2020 and December 31, 2019, the Bank had pledged cash collateral of $597,642,000 and $156,676,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of September 30, 2020 and December 31, 2019, the Bank had pledged securities with carrying values (and fair values) of $804,195,000 and $842,256,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the nine months ended September 30, 2019, interest income on loans to other FHLBanks totaled $20,000. The Bank did not loan any short-term federal funds to other FHLBanks during the nine months ended September 30, 2020. The following table summarizes the Bank's loans to other FHLBanks during the nine months ended September 30, 2019.

Nine Months Ended September 30, 2019
Balance at January 1, 2019	$—
Loans made to FHLBank of Boston	300,000
Collections from FHLBank of Boston	(300,000)
Balance at September 30, 2019	$—

During the nine months ended September 30, 2020 and 2019, interest expense on borrowings from other FHLBanks totaled $481 and $109,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2020 and 2019 (in thousands).

	Nine Months Ended September 30,
	2020	2019
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	—	400,000
FHLBank of Indianapolis	30,000	30,000
FHLBank of Boston	—	150,000
FHLBank of New York	—	250,000
Repayments to:
FHLBank of San Francisco	—	(400,000)
FHLBank of Indianapolis	(30,000)	(30,000)
FHLBank of Boston	—	(150,000)
FHLBank of New York	—	(250,000)
Balance at September 30,	$—	$—

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended September 30, 2020
Balance at July 1, 2020	$(24,638)	$(140,645)	$(7,570)	$1,020	$(171,833)
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(773)	—	—	—	(773)
Losses on cash flow hedges included in interest expense	—	5,095	—	—	5,095
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(15)	(15)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	134,871	—	—	—	134,871
Unrealized gains on cash flow hedges	—	1,559	—	—	1,559
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	599	—	599
Total other comprehensive income (loss)	134,098	6,654	599	(15)	141,336
Balance at September 30, 2020	$109,460	$(133,991)	$(6,971)	$1,005	$(30,497)

Three Months Ended September 30, 2019
Balance at July 1, 2019	$125,924	$(37,526)	$(9,534)	$1,240	$80,104
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(521)	—	—	(521)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(13,098)	—	—	—	(13,098)
Unrealized losses on cash flow hedges	—	(24,135)	—	—	(24,135)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	450	—	450
Total other comprehensive income (loss)	(13,098)	(24,656)	450	(19)	(37,323)
Balance at September 30, 2019	$112,826	$(62,182)	$(9,084)	$1,221	$42,781
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Nine Months Ended September 30, 2020
Balance at January 1, 2020	$144,833	$(38,194)	$(8,640)	$1,050	$99,049
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(773)	—	—	—	(773)
Losses on cash flow hedges included in interest expense	—	9,273	—	—	9,273
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(45)	(45)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(34,600)	—	—	—	(34,600)
Unrealized losses on cash flow hedges	—	(105,070)	—	—	(105,070)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,669	—	1,669
Total other comprehensive income (loss)	(35,373)	(95,797)	1,669	(45)	(129,546)
Balance at September 30, 2020	$109,460	$(133,991)	$(6,971)	$1,005	$(30,497)

Nine Months Ended September 30, 2019
Balance at January 1, 2019	$118,980	$18,412	$(10,667)	$1,276	$128,001
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(580)	—	—	—	(580)
Gains on cash flow hedges included in interest expense	—	(2,093)	—	—	(2,093)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(55)	(55)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(5,574)	—	—	—	(5,574)
Unrealized losses on cash flow hedges	—	(78,501)	—	—	(78,501)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,583	—	1,583
Total other comprehensive income (loss)	(6,154)	(80,594)	1,583	(55)	(85,220)
Balance at September 30, 2019	$112,826	$(62,182)	$(9,084)	$1,221	$42,781
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of September 30, 2020, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank’s profitability objective is to generate sufficient earnings to allow the Bank to continue to increase its retained earnings and pay dividends on capital stock at rates that meet the Bank's dividend targets. All other things being equal, the Bank’s earnings are typically expected to rise and fall with the general level of market interest rates, particularly short-term money market rates, and the Bank's total capital and asset size. Other factors that could have an effect on the Bank’s future earnings include the level, volatility of and relationships between short-term money market rates such as federal funds, the Secured Overnight Financing Rate ("SOFR") and one-month and three-month LIBOR; the availability and cost of the Bank’s short- and long-term debt relative to benchmark rates such as federal funds, SOFR, one- and three-month LIBOR, and long-term fixed mortgage rates; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the extent to which the Bank's members continue to sell mortgage loans to the Bank; and the impact of economic and financial market conditions on both the near-term and longer-term demand for the Bank’s credit products.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2020 and December 31, 2019.

MEMBERSHIP SUMMARY
	September 30, 2020	December 31, 2019
Commercial banks	561	565
Savings institutions	53	54
Credit unions	125	122
Insurance companies	52	47
Community Development Financial Institutions	7	7
Total members	798	795
Housing associates	8	8
Non-member borrowers	2	4
Total	808	807
Community Financial Institutions (“CFIs”) (1)	540	551
_____________________________
(1)The figures shown reflect the number of institutions that were Community Financial Institutions as of September 30, 2020 and December 31, 2019 based upon the definitions of Community Financial Institutions that applied as of those dates.
For 2020, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2019, 2018 and 2017 of less than $1.224 billion. For 2019, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2018, 2017 and 2016 of less than $1.199 billion.
Financial Market Conditions
During 2020, economic growth in the United States has been negatively impacted by the novel coronavirus known as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it could lead to a prolonged global recession. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer-term effects that COVID-19 could have on the Bank's business. Many businesses in the Bank's district and across the U.S. were forced to shut down operations earlier in the year in an attempt to slow the spread of the virus. Despite signs that the virus is continuing to spread, many of these previously closed businesses have been allowed to reopen but in some instances at reduced capacity and with restrictions that are designed to keep people safe.
The gross domestic product increased at an annual rate of 33.1 percent during the third quarter of 2020, after decreasing at annual rates of 31.4 percent during the second quarter of 2020 and 5.0 percent during the first quarter of 2020. The increase in third quarter gross domestic product reflected continued efforts to reopen businesses and resume activities that had been postponed or restricted due to COVID-19. The nationwide unemployment rate increased from 3.5 percent at December 31, 2019 to 4.4 percent at March 31, 2020. Unemployment claims increased dramatically during the second quarter of 2020 as employers laid off workers in response to the significant reduction in economic activity. By the end of April 2020, the unemployment rate surged to 14.7 percent before declining to 11.1 percent at June 30, 2020 and 7.9 percent at September 30, 2020.
At its meeting held on January 28/29, 2020, the Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 1.50 percent and 1.75 percent (which it had set in October 2019). In an unscheduled meeting held on March 3, 2020, the FOMC stated that the COVID-19 outbreak posed evolving risks to economic activity and, in support of achieving its maximum employment and price stability goals, it decided to lower the target range for the federal funds rate by 50 basis points, to a range between 1.00 percent and 1.25 percent, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the federal funds rate in another unscheduled meeting, this time to a target range between 0 percent and 0.25 percent, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. At its scheduled meeting on November 4/5, 2020, the FOMC maintained the target for the federal funds rate at a range between 0 percent and 0.25 percent and stated that it expects to maintain this target range until labor market conditions have reached levels consistent with the FOMC’s assessments of maximum employment and inflation has risen to two percent and is on track to moderately exceed two percent for some time.

The FOMC further stated that it will continue to purchase Treasury securities and agency MBS in the amounts needed to sustain smooth market functioning and foster accommodative financial conditions. The FOMC will include purchases of agency commercial MBS in its agency MBS purchases as needed to sustain smooth functioning of markets for those securities and will reinvest all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS.
Due to the dramatic increase in volatility across the global capital markets that occurred earlier in the year, the Federal Reserve also undertook a number of other emergency actions. Notably, the Federal Reserve increased substantially its provision of liquidity to the repo and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs.
In the weeks before and after the FOMC's early March reduction in the federal funds target rate, interest rates declined significantly. SOFR declined by 145 basis points during the first six months of 2020, from 1.55 percent to 0.10 percent. One-month and three-month LIBOR also declined during the first six months of 2020, with one-month and three-month LIBOR ending the second quarter at 0.16 percent and 0.30 percent, respectively, as compared to 1.76 percent and 1.91 percent, respectively, at the end of 2019. During the third quarter of 2020, the decline in short-term interest rates abated somewhat. SOFR declined by 2 basis points (to 0.08 percent) and one-month and three-month LIBOR declined by 1 basis point and 7 basis points, respectively (to 0.15 percent and 0.23 percent, respectively).
The following table presents information on various market interest rates at September 30, 2020 and December 31, 2019 and various average market interest rates for the three and nine-month periods ended September 30, 2020 and 2019.

	Ending Rate		Average Rate		Average Rate
	September 30, 2020	December 31, 2019	Third Quarter 2020	Third Quarter 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Federal Funds Target (1)	0.25%	1.75%	0.25%	2.30%	0.63%	2.43%
Average Effective Federal Funds Rate (2)	0.09%	1.55%	0.09%	2.19%	0.47%	2.34%
SOFR (1)	0.08%	1.55%	0.09%	2.28%	0.45%	2.38%
1-month LIBOR (1)	0.15%	1.76%	0.16%	2.18%	0.64%	2.37%
3-month LIBOR (1)	0.23%	1.91%	0.25%	2.20%	0.79%	2.46%
2-year LIBOR (1)	0.22%	1.70%	0.22%	1.69%	0.57%	2.17%
5-year LIBOR (1)	0.35%	1.73%	0.32%	1.58%	0.65%	2.08%
10-year LIBOR (1)	0.71%	1.90%	0.64%	1.70%	0.89%	2.22%
3-month U.S. Treasury (1)	0.10%	1.55%	0.11%	2.03%	0.45%	2.27%
2-year U.S. Treasury (1)	0.13%	1.58%	0.14%	1.69%	0.47%	2.09%
5-year U.S. Treasury (1)	0.28%	1.69%	0.27%	1.63%	0.59%	2.06%
10-year U.S. Treasury (1)	0.69%	1.92%	0.65%	1.80%	0.90%	2.26%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
Year-to-Date 2020 Summary
•The Bank ended the third quarter of 2020 with total assets of $66.3 billion compared with $75.4 billion at the end of 2019. The $9.1 billion decrease in total assets for the nine months ended September 30, 2020 was attributable to decreases in the Bank's short-term liquidity portfolio ($6.0 billion), advances ($2.8 billion) and mortgage loans held for portfolio ($0.4 billion).
•Total advances decreased from $37.1 billion at December 31, 2019 to $34.3 billion at September 30, 2020.
•Mortgage loans held for portfolio decreased from $4.1 billion at December 31, 2019 to $3.7 billion at September 30, 2020.
•The Bank’s net income for the three and nine months ended September 30, 2020 was $47.7 million and $166.2 million, respectively, as compared to $53.1 million and $165.6 million during the corresponding periods in 2019. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 64 of this report.

•At all times during the first nine months of 2020, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $1.380 billion at September 30, 2020 from $1.233 billion at December 31, 2019. Retained earnings was 2.08 percent and 1.64 percent of total assets at September 30, 2020 and December 31, 2019, respectively.
•During the first nine months of 2020, the Bank paid dividends totaling $34.3 million. The Bank’s first quarter 2020 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019) and 2.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019 plus 1.0 percent), respectively. The Bank’s second quarter 2020 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.40 percent (a rate equal to average one-month LIBOR for the first quarter of 2020) and 2.40 percent (a rate equal to average one-month LIBOR for the first quarter of 2020 plus 1.0 percent), respectively. The Bank’s third quarter 2020 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.35 percent (a rate equal to average one-month LIBOR for the second quarter of 2020) and 1.35 percent (a rate equal to average one-month LIBOR for the second quarter of 2020 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2020			2019
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$34,292,478	$38,642,663	$46,922,518	$37,117,455	$38,180,593
Investments (1)	28,049,888	32,000,053	31,034,986	33,918,055	31,596,300
Mortgage loans held for portfolio	3,711,099	4,024,500	4,286,519	4,076,613	3,603,907
Allowance for credit losses on mortgage loans	5,755	4,892	4,339	1,149	795
Total assets	66,295,853	74,959,803	83,807,453	75,381,605	73,780,868
Consolidated obligations — discount notes	26,739,876	35,978,006	43,953,217	34,327,886	33,878,782
Consolidated obligations — bonds	34,099,828	32,694,975	34,186,393	35,745,827	33,744,493
Total consolidated obligations(2)	60,839,704	68,672,981	78,139,610	70,073,713	67,623,275
Mandatorily redeemable capital stock(3)	13,810	6,803	6,779	7,140	7,106
Capital stock — putable	2,181,608	2,474,135	2,700,176	2,466,242	2,478,206
Unrestricted retained earnings	1,152,657	1,121,365	1,062,579	1,038,533	1,007,453
Restricted retained earnings	227,393	217,851	204,460	194,144	181,808
Total retained earnings	1,380,050	1,339,216	1,267,039	1,232,677	1,189,261
Accumulated other comprehensive income (loss)	(30,497)	(171,833)	(250,960)	99,049	42,781
Total capital	3,531,161	3,641,518	3,716,255	3,797,968	3,710,248
Dividends paid(3)	6,879	12,416	15,027	18,264	19,210
Income statement (for the quarter)
Net interest income after provision for mortgage loan losses(4)	$79,457	$110,099	$45,592	$90,811	$67,912
Other income (loss)	(708)	(2,630)	35,390	2,299	14,900
Other expense	25,731	33,074	23,668	24,572	23,803
AHP assessment	5,305	7,441	5,734	6,858	5,905
Net income	47,713	66,954	51,580	61,680	53,104
Performance ratios
Net interest margin(4)(5)	0.48%	0.53%	0.26%	0.50%	0.36%
Net interest spread (4)(6)	0.45	0.49	0.17	0.39	0.24
Return on average assets	0.28	0.32	0.28	0.34	0.28
Return on average equity	5.44	6.99	5.44	6.50	5.46
Return on average capital stock (7)	8.36	9.68	8.28	9.77	8.05
Total average equity to average assets	5.17	4.57	5.21	5.19	5.17
Regulatory capital ratio(8)	5.39	5.10	4.74	4.92	4.98
Dividend payout ratio (3)(9)	14.42	18.54	29.13	29.61	36.17

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $0.820 trillion, $0.916 trillion, $1.175 trillion, $1.026 trillion and $1.010 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $61 billion, $69 billion, $78 billion, $70 billion and $68 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $10 thousand, $30 thousand, $39 thousand, $46 thousand and $54 thousand for the quarters ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, respectively.
(4)In accordance with ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by $4.6 million, $9.4 million, $(36.9) million, $13.3 million and $(6.3) million for the quarters ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 64 of this report.
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
•Included mortgage forbearance provisions and a foreclosure moratorium (the foreclosure moratorium on federally backed properties was extended on August 27, 2020 to last until at least December 31, 2020).
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
On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On November 9, 2020, the CFTC published a final rule to amend the minimum margin and capital requirements for non-cleared derivatives under the jurisdiction of the CFTC. The CFTC’s final rule extends the initial margin compliance dates for Phase 5 and Phase 6 counterparties to September 1, 2021 and September 1, 2022, thereby aligning its rules with those of the Prudential Banking Regulators.
While the Bank is not a covered swap entity under the Prudential Margin Rules, it transacts its non-cleared derivatives with covered swap entities and it is likely that it will have an aggregate notional amount of non-cleared derivatives between $8 billion and $50 billion when the initial margin requirements become effective on September 1, 2022 (at September 30, 2020, the aggregate notional balance of the Bank's non-cleared derivatives was $11.4 billion). If the Bank's aggregate notional balance of its non-cleared derivatives is between $8 billion and $50 billion on September 1, 2022, its obligation to post initial margin would occur when its unmargined exposure (excluding legacy derivatives) exceeds $50 million on a counterparty-by-counterparty basis. If the Bank is ultimately required to post initial margin, it anticipates that its costs of engaging in non-cleared derivatives may increase.
Finance Agency Final Rule on FHLBank Housing Goals Amendments
On June 3, 2020, the Finance Agency issued a final rule which amends the FHLBank housing goals regulation. Enforcement of the final rule, which becomes effective on August 24, 2020, will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20 percent of any mortgage loans that are purchased in a calendar year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal. Under this provision of the final rule, a target level of 50 percent of a FHLBank’s members that are selling mortgage loans to the

FHLBank in a calendar year must be small members. The final rule provides that a FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any mortgage loans during a calendar year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.
The Bank is still evaluating the impact that this rule could have on its future purchase volumes.

Financial Condition
The following table provides selected period-end balances as of September 30, 2020 and December 31, 2019, as well as selected average balances for the nine-month period ended September 30, 2020 and the year ended December 31, 2019. As shown in the table, the Bank’s total assets decreased by 12.1 percent between December 31, 2019 and September 30, 2020, due to decreases in the Bank's short-term liquidity portfolio ($6.0 billion), advances ($2.8 billion) and mortgage loans held for portfolio ($0.4 billion). As the Bank's assets decreased, the funding for those assets also decreased. During the nine months ended September 30, 2020, total consolidated obligations decreased by $9.2 billion, as consolidated obligation bonds decreased by $1.6 billion and consolidated obligation discount notes decreased by $7.6 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2020
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2019
Advances	$34,292	$(2,825)	(7.6)%	$37,117
Short-term liquidity holdings
Interest-bearing deposits	688	(982)	(58.8)%	1,670
Securities purchased under agreements to resell	2,500	(1,810)	(42.0)%	4,310
Federal funds sold	1,582	(2,923)	(64.9)%	4,505
Trading securities
U.S. Treasury Bills	2,468	1,540	165.9%	928
U.S. Treasury Notes	2,631	(1,795)	(40.6)%	4,426
Total short-term liquidity holdings	9,869	(5,970)	(37.7)%	15,839
Long-term investments
Trading securities (U.S. Treasury Note)	114	8	7.5%	106
Available-for-sale securities	17,070	303	1.8%	16,767
Held-to-maturity securities	996	(210)	(17.4)%	1,206
Total long-term investments	18,180	101	0.6%	18,079

Mortgage loans held for portfolio, net	3,705	(370)	(9.1)%	4,075
Total assets	66,296	(9,086)	(12.1)%	75,382

Consolidated obligations
Consolidated obligations — bonds	34,100	(1,646)	(4.6)%	35,746
Consolidated obligations — discount notes	26,740	(7,588)	(22.1)%	34,328
Total consolidated obligations	60,840	(9,234)	(13.2)%	70,074

Mandatorily redeemable capital stock	14	7	100.0%	7
Capital stock	2,182	(284)	(11.5)%	2,466
Retained earnings	1,380	147	11.9%	1,233

Average total assets	74,944	3,621	5.1%	71,323
Average capital stock	2,518	(36)	(1.4)%	2,554
Average mandatorily redeemable capital stock	26	19	271.4%	7

Advances
The Bank's advances balances (at par value) decreased by $3.4 billion (9 percent) during the first nine months of 2020. After declining during the first two months of 2020, demand for advances increased markedly in March and the first half of April 2020 in response to the COVID-19 outbreak. The Bank believes the unsettled nature of the credit markets at that time led some members to increase their borrowings in order to increase their liquidity. As part of a broader COVID-19 Relief Program, the Bank made available $5.0 billion of below-market rate advances in mid-April. The vast majority of these fixed-rate advances had a term of six months and all were prepayable without a prepayment fee. During the latter part of April, the Bank's advances began to decline and continued to do so through the end of the third quarter. During this time, the level of liquidity in the financial markets was significantly elevated due in large part to the various initiatives that were undertaken by the Federal Reserve in response to the pandemic, which in turn dampened demand for the Bank's advances. At September 30, 2020, only $0.7 billion of the below-market rate advances remained outstanding.
Further contributing to the decline in the Bank's advances was the repayment of advances by one of the Bank's larger members in connection with a merger transaction. On November 4, 2019, Iberiabank and Tennessee-based First Horizon National Corp. announced that they had entered into a definitive merger agreement. With borrowings of $1.2 billion as of December 31, 2019, Iberiabank was the Bank's ninth largest borrower on that date. On July 2, 2020 (the same day the merger was completed), the Bank's then outstanding advances to Iberiabank, totaling $1.0 billion, were fully repaid. The combined company is now headquartered in Memphis, Tennessee and, without a charter in the Bank's district, it is no longer able to conduct future business with the Bank.
While it is difficult to predict the future level of advances, it is possible that the Bank's advances could continue to fall if the level of liquidity in the financial markets remains elevated. Additional U.S. government stimulus in response to the ongoing COVID-19 pandemic, if any, could further increase the already elevated level of liquidity which could, in turn, diminish even further the current subdued demand for the Bank's advances. Beyond the elevated level of liquidity, the future level of advances could also be negatively impacted depending upon the duration and severity of the current economic downturn resulting from the COVID-19 pandemic.
The following table presents advances outstanding, by type of institution, as of September 30, 2020 and December 31, 2019.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial banks	$19,717	59%	$23,502	64%
Insurance companies	7,723	23	6,802	18
Credit unions	3,461	10	2,244	6
Savings institutions	2,452	7	4,185	11
Community Development Financial Institutions	26	—	21	—
Total member advances	33,379	99	36,754	99
Housing associates	199	1	172	1
Non-member borrowers	5	—	18	—
Total par value of advances	$33,583	100%	$36,944	100%
Total par value of advances outstanding to CFIs (1)	$5,686	17%	$4,490	12%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of September 30, 2020 and December 31, 2019 based upon the definitions of CFIs that applied as of those dates.

At September 30, 2020, advances outstanding to the Bank’s five largest borrowers totaled $12.0 billion, representing 35.8 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2019 totaled $13.5 billion, representing 36.5 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2020.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2020
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
American General Life Insurance Company	$3,148	9.4%
Comerica Bank	2,800	8.3
Texas Capital Bank, N.A.	2,700	8.0
Life Insurance Company of the Southwest	2,064	6.2
Simmons Bank	1,308	3.9
	$12,020	35.8%
The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2020 and December 31, 2019.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2020		December 31, 2019
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$23,541	70.1%	$24,766	67.0%
Adjustable/variable-rate indexed	8,872	26.4	10,978	29.7
Amortizing	1,170	3.5	1,200	3.3
Total par value	$33,583	100.0%	$36,944	100.0%
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

Short-Term Liquidity Holdings
At September 30, 2020, the Bank’s short-term liquidity holdings were comprised of $2.6 billion of U.S. Treasury Notes, $2.5 billion of U.S. Treasury Bills, $2.5 billion of overnight reverse repurchase agreements, $1.6 billion of overnight federal funds sold, and $0.7 billion of overnight interest-bearing deposits. At December 31, 2019, the Bank’s short-term liquidity holdings were comprised of $4.5 billion of overnight federal funds sold, $4.4 billion of U.S. Treasury Notes, $4.3 billion of overnight reverse repurchase agreements, $1.7 billion of overnight interest-bearing deposits and $0.9 billion of U.S. Treasury Bills. All of the Bank's federal funds sold during the nine months ended September 30, 2020 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies. As of September 30, 2020, the Bank’s overnight federal funds sold consisted of $1.0 billion sold to counterparties rated double-A and $0.6 billion sold to counterparties rated single-A. As of September 30,

2020, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, changes in the returns provided by short-term investment alternatives relative to the Bank’s discount note funding costs, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2019 10-K. For the nine months ended September 30, 2020, the Bank's core mission asset ("CMA") ratio was 67.5 percent. In comparison, the Bank's CMA ratio was 65.7 percent for the year ended December 31, 2019.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2020 and December 31, 2019 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
September 30, 2020	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$4	$446	$114	$564	$5
GSE obligations	—	5,207	—	5,207	—
State housing agency obligations	110	—	—	110	109
Other	—	46	—	46	—
Total debentures	114	5,699	114	5,927	114

Mortgage-backed securities ("MBS") portfolio
GSE residential MBS	836	—	—	836	841
GSE commercial MBS	—	11,371	—	11,371	—
Non-agency residential MBS	46	—	—	46	53
Total MBS	882	11,371	—	12,253	894
Total long-term investments	$996	$17,070	$114	$18,180	$1,008

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2019	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$6	$453	$106	$565	$6
GSE obligations	—	5,584	—	5,584	—
State housing agency obligations	109	—	—	109	109
Other	—	46	—	46	—
Total debentures	115	6,083	106	6,304	115

Mortgage-backed securities portfolio
GSE residential MBS	1,037	—	—	1,037	1,036
GSE commercial MBS	—	10,684	—	10,684	—
Non-agency residential MBS	54	—	—	54	65
Total MBS	1,091	10,684	—	11,775	1,101
Total long-term investments	$1,206	$16,767	$106	$18,079	$1,216

The Bank did not acquire any long-term investments during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $213 million and $250 million, respectively. During the three and nine months ended September 30, 2020, the Bank sold $486 million (par value) of GSE debentures classified as available-for-sale. The gains recognized on these sales totaled $0.8 million. There were no other sales of long-term investments during the nine months ended September 30, 2020. In addition, during the three and nine months ended September 30, 2020, one GSE CMBS defaulted and was repurchased by the GSE at its par value of $10.3 million. The unamortized premium and cumulative hedge basis adjustments associated with the security, totaling $0.9 million, were recognized in earnings at the time of the repurchase.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. At September 30, 2020, the Bank held $12.2 billion (amortized cost basis as defined by U.S. GAAP) of MBS, which represented 342 percent of its total regulatory capital as of that date. Historically, there had been some ambiguity with regard to the definition of "amortized historical cost" as such term is used in the applicable regulation. To resolve this ambiguity, the Finance Agency, by letter dated October 1, 2020, specified that "amortized historical cost" for purposes of calculating a FHLBank's MBS investment authority shall mean the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date, and shall not include hedge basis adjustments (which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis). Using this definition, the Bank's MBS holdings totaled $11.1 billion at September 30, 2020 and its MBS ratio was 310 percent as of that date. At no time in the past has the Bank ever exceeded its capacity to purchase MBS under this clarified definition of amortized historical cost. The Bank has not purchased any MBS since September 2019 and it does not intend to purchase additional MBS until such time that it has achieved, and is reasonably confident that it can maintain, a CMA ratio of 70 percent.
As discussed in the section entitled "Potential LIBOR Phase-Out" beginning on page 63 of this report, the FHLBanks were directed by the Finance Agency to no longer purchase (after December 31, 2019) LIBOR-indexed investments which mature after December 31, 2021 and (by March 31, 2020) to no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021. In light of the market volatility caused by the COVID-19 pandemic, the Finance Agency (on March 16, 2020) extended the date after which the FHLBanks can no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for option-embedded products. This directive did not in any way modify the previous guidance relating to investments. As a result of this guidance, the Bank's consideration of future fixed-rate MBS purchases will take into account its ability to prudently mitigate interest rate risk through the use of consolidated obligations or derivatives that are indexed to an interest rate other than LIBOR.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of September 30, 2020, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 16 of this report).
As of September 30, 2020, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. The credit ratings associated with the Bank's holdings of non-agency residential MBS ("RMBS") are presented in the table below.

All but one of the Bank’s non-agency RMBS are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of September 30, 2020. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$1,008	$1,009	$1,009	$952	$57
Single-A	2	7,287	7,287	7,287	6,950	337
Triple-B	2	2,456	2,456	2,456	2,316	140
Single-B	4	10,716	10,566	9,483	9,674	892
Triple-C	12	38,142	31,894	26,006	33,323	1,121
Not Rated	1	46	46	46	43	3
Total	22	$59,655	$53,258	$46,287	$53,258	$2,550
At September 30, 2020, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $6 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $54 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2019, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $8 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $62 million. A summary of the Bank’s non-agency RMBS as of December 31, 2019 by classification by the originator at the time of issuance and collateral type is presented in the 2019 10-K; there were no material changes to this information during the nine months ended September 30, 2020.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($0.9 billion par value at September 30, 2020) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2020, one-month LIBOR was 0.15 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.73 percent. The largest concentration of embedded effective caps ($0.7 billion) was between 6.00 percent and 6.50 percent. As of September 30, 2020, one-month LIBOR rates were 580 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held one $250 million interest rate cap with a strike rate of 6.50 percent and final maturity in August 2021. If three-month LIBOR rises above 6.50 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of the interest rate cap agreement. These payments would be based upon the notional amount of the agreement (at that time) and the difference between 6.50 percent and three-month LIBOR.
Mortgage Loans Held For Portfolio
As of September 30, 2020 and December 31, 2019, mortgage loans held for portfolio (net of allowance for credit losses) were $3.7 billion and $4.1 billion, respectively, representing approximately 5.6 percent and 5.4 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its Participating Financial Institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $3.619 billion of the $3.630 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at September 30, 2020 were conventional loans, almost all of which were acquired since 2016. The remaining $11 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $572,000 and $557,000 during the three months ended September 30, 2020 and 2019, respectively, and $1,836,000 and $1,518,000 during the nine months ended September 30, 2020 and 2019, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $5,755,000 and $1,149,000 at September 30, 2020 and December 31, 2019, respectively.
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
During the nine months ended September 30, 2020, the Bank acquired mortgage loans totaling $746 million ($721 million unpaid principal balance). All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. The Bank’s mortgage loan purchases have declined significantly since the onset of the COVID-19 pandemic and are not expected to increase again until sometime in 2021. With the significant decline in mortgage interest rates since the onset of the COVID-19 pandemic, mortgage prepayment activity has increased markedly. During the nine months ended September 30, 2020, mortgage loan prepayments totaled $1.0 billion, of which $0.8 billion occurred in the second and third quarter of 2020. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets. Currently, the Bank intends to continue to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.

Consolidated Obligations and Deposits
During the nine months ended September 30, 2020, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $1.7 billion and its outstanding consolidated obligation discount notes (at par value) decreased by $7.7 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2020 and December 31, 2019.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2020		December 31, 2019
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate non-callable
SOFR-indexed	$23,639	69.6%	$9,532	26.7%
LIBOR-indexed	2,000	5.9	3,110	8.7
Fixed-rate
Callable	2,077	6.2	12,083	33.9
Non-callable	6,142	18.1	9,447	26.4
Step-up
Callable	15	—	1,237	3.5
Non-callable	75	0.2	100	0.3
Callable step-down	—	—	175	0.5
Total par value	$33,948	100.0%	$35,684	100.0%
During the first nine months of 2020, the Bank issued $28.6 billion of consolidated obligation bonds and approximately $99.1 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes and to fund the increase in the Bank's advances in March and April 2020. At September 30, 2020 and December 31, 2019, discount notes comprised approximately 44 percent and 49 percent, respectively, of the Bank's total outstanding consolidated obligations. During the nine months ended September 30, 2020, the Bank's bond issuance (based on trade date and par value) consisted of approximately $22.2 billion of variable-rate bonds, $6.3 billion of swapped fixed-rate callable bonds (including step-up bonds), and $0.1 billion of fixed-rate non-callable bonds (which were not swapped).
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 11 basis points during the three months ended September 30, 2020, compared to LIBOR minus 40 basis points during the three months ended June 30, 2020 and LIBOR minus 17 basis points during the three months ended September 30, 2019. The decrease in the cost of consolidated bonds relative to LIBOR in the second quarter of 2020 was primarily due to a substantial decrease in the cost of short-term bonds in combination with the elevated LIBOR rates that existed early in the quarter. In addition, beginning in March 2020, in response to the COVID-19 outbreak, investor demand for high credit quality, fixed income investments, including the FHLBanks' consolidated obligations, generally increased relative to other investments. However, the spreads on FHLBank fixed-rate consolidated obligations widened relative to U.S. Treasury securities and fixed income market conditions became more challenging, with market participants favoring shorter-term obligations, including FHLBank discount notes. As conditions in the liquidity markets stabilized, the cost of the Bank's debt returned to approximately pre-pandemic levels by the end of the third quarter.
Demand and term deposits were $1.4 billion and $1.3 billion at September 30, 2020 and December 31, 2019, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.2 billion and $2.5 billion at September 30, 2020 and December 31, 2019, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $2.5 billion and $2.6 billion for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.
Mandatorily redeemable capital stock outstanding at September 30, 2020 and December 31, 2019 was $13.8 million and $7.1 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At September 30, 2020 and December 31, 2019, the Bank’s five largest shareholders collectively held $571 million and $620 million, respectively, of capital stock, which represented 26.0 percent and 25.1 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2020.
FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2020
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
American General Life Insurance Company	$138,521	6.3%
Comerica Bank	121,800	5.5
Texas Capital Bank, N.A.	118,205	5.4
Hancock Whitney Bank	104,552	4.8
Life Insurance Company of the Southwest	87,887	4.0
	$570,965	26.0%

As of September 30, 2020, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

The following table presents outstanding capital stock, by type of institution, as of September 30, 2020 and December 31, 2019.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2020		December 31, 2019
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,369	62%	$1,584	64%
Insurance companies	383	17	364	15
Credit unions	280	13	281	11
Savings institutions	148	7	236	10
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,181	99	2,466	100
Mandatorily redeemable capital stock	14	1	7	—
Total regulatory capital stock	$2,195	100%	$2,473	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. Through March 31, 2020, the activity-based investment requirement was 4.1 percent of outstanding advances, except for advances that were funded under the Bank's special reduced stock advances offering that ran from October 21, 2015 through

December 31, 2015. The activity-based investment requirement for those advances was (and continues to be) 2.0 percent of the outstanding advances. At September 30, 2020, these advances totaled approximately $625 million. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) are funded during the period from April 1, 2020 through December 31, 2020 and (2) have a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement has been reduced from 4.1 percent to 2.0 percent for advances that: (1) are funded during the period from August 1, 2020 through December 31, 2020 and (2) have a maturity of 28 days or greater. For advances that were funded on or prior to July 31, 2020, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of one year or greater, consistent with the terms of the original offering. The maximum balance of advances that can be outstanding at any time during the period from April 1, 2020 through December 31, 2020 to which the reduced activity-based capital stock investment requirement can be applied is $5.0 billion. The standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during this period. At September 30, 2020, advances outstanding under this program totaled approximately $3.2 billion.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the nine months ended September 30, 2020, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2020, June 26, 2020 and September 28, 2020, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2020, June 26, 2020 and September 28, 2020, the Bank repurchased surplus stock totaling $139.1 million, $184.4 million and $52.5 million, none of which was classified as mandatorily redeemable capital stock at those dates.
On March 27, 2020, June 26, 2020 and September 28, 2020, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $2,600, $2,800 and $53,983,700. For the repurchases that occurred on September 28, 2020, excess stock totaling $53,980,800 was repurchased from Iberiabank.
At September 30, 2020, the Bank’s excess stock totaled $526.2 million, which represented 0.79 percent of the Bank’s total assets as of that date.
During the nine months ended September 30, 2020, the Bank’s retained earnings increased by $147 million, from $1.233 billion to $1.380 billion. During this same period, the Bank paid dividends on capital stock totaling $34.3 million, which represented a weighted average annualized dividend rate of 1.76 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019) and 2.79 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2019 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2019 through December 31, 2019, were paid on March 30, 2020. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.40 percent (a rate equal to average one-month LIBOR for the first quarter of 2020) and 2.40 percent (a rate equal to average one-month LIBOR for the first quarter of 2020 plus 1.0 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2020 through March 31, 2020, were paid on June 29, 2020. The Bank’s third quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.35 percent (a rate equal to average one-month LIBOR for the second quarter of 2020) and 1.35 percent (a rate equal to average one-month LIBOR for the second quarter of 2020 plus 1.0 percent), respectively. The third quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from April 1, 2020 through June 30, 2020, were paid on September 29, 2020.
While there can be no assurances, taking into consideration its current earnings expectations, the Bank currently expects to pay quarterly dividends on Class B-1 Stock during the fourth quarter of 2020 at an annualized rate equal to average one-month LIBOR for the third quarter of 2020. Further, the Bank currently expects to pay quarterly dividends on Class B-2 Stock during the fourth quarter of 2020 at an annualized rate equal to average one-month LIBOR for the third quarter of 2020 plus 1.0 percent.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2019 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At September 30, 2020, the Bank’s total risk-based capital requirement was $1.013 billion, comprised of credit risk, market risk and operations risk capital requirements of $259 million, $520 million and $234 million, respectively, and its permanent capital was $3.575 billion.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at September 30, 2020 or December 31, 2019. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, beginning in February 2020, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the nine months ended September 30, 2020, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2020, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.39 percent and 8.09 percent, respectively. The Bank's capital stock-to-assets ratio was 3.27 percent for the month ended September 30, 2020. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2020 and December 31, 2019, see “Item 1. Financial Statements” (specifically, Note 14 on page 33 of this report).
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

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2020 and December 31, 2019.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
September 30, 2020
Advances	$12,778	$997	$—	$255	$14,030
Investments	—	15,379	—	2,153	17,532
Mortgage loans held for portfolio	—	—	—	1,680	1,680
Consolidated obligation bonds	—	5,516	—	—	5,516
Consolidated obligation discount notes	—	—	1,066	—	1,066
Intermediary positions	—	—	—	207	207
Other	—	—	—	1,425	1,425
Total notional balance	$12,778	$21,892	$1,066	$5,720	$41,456
December 31, 2019
Advances	$9,104	$998	$—	$255	$10,357
Investments	—	16,115	—	4,203	20,318
Mortgage loans held for portfolio	—	—	—	517	517
Consolidated obligation bonds	—	19,861	—	—	19,861
Consolidated obligation discount notes	—	—	1,043	1,000	2,043
Intermediary positions	—	—	—	922	922
Other	—	—	—	925	925
Total notional balance	$9,104	$36,974	$1,043	$7,822	$54,943

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Act, certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of September 30, 2020, the Bank had cleared trades outstanding with notional amounts totaling $29.9 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2020, the notional balances of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $11.4 billion.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2020.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Double-A	1	$25.0	$0.4	$(0.4)	$—	$—
Single-A	2	270.0	3.2	(2.9)	—	0.3
Triple-B	1	122.4	2.5	(2.4)	—	0.1
Cleared derivatives (3)	—	29,889.5	21.9	—	804.2	826.1
Liability positions with credit exposure
Single-A	4	1,726.4	(83.8)	85.5	—	1.7
Triple-B	4	5,755.4	(449.5)	453.0	—	3.5
Total derivative positions with non-member counterparties to which the Bank had credit exposure	12	37,788.7	(505.3)	532.8	804.2	831.7
Asset positions without credit exposure	4	1,360.4	10.5	(11.0)	—	—
Liability positions without credit exposure (4)	3	2,142.4	(63.3)	59.1	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	7	3,502.8	(52.8)	48.1	—	—
Total non-member counterparties	19	41,291.5	(558.1)	$580.9	$804.2	$831.7

Member institutions
Interest rate exchange agreements (5)
Asset positions	6	63.3	8.0
Liability positions	1	40.0	—
Mortgage delivery commitments	—	61.3	0.2
Total member institutions	7	164.6	8.2
Total	26	$41,456.1	$(549.9)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of September 30, 2020.
(2)Includes amounts that had not settled as of September 30, 2020.
(3)Cleared derivatives with an aggregate notional principal balance of $9.7 billion were transacted with a clearinghouse rated double-A and cleared derivatives with an aggregate notional principal balance of $20.2 billion were transacted with a clearinghouse rated single-A.
(4)The figures for liability positions without credit exposure included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.3 billion.
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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including (if certain thresholds are met) minimum initial margin requirements imposed by regulators. For additional discussion, see the section entitled "Legislative and Regulatory Developments" on page 48 of this report.

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
On October 23, 2020, the International Swaps and Derivatives Association (“ISDA”) launched the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallbacks Protocol (“Protocol”). The Supplement will amend ISDA’s standard definitions for interest rate derivatives to incorporate robust fallbacks for derivatives linked to certain interbank offered rates (“IBORs”). Both the Supplement and the Protocol will take effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including LIBOR, will be amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both parties must adhere to the Protocol in order to effectively amend legacy derivative contracts or, alternatively, the parties must bilaterally agree to amended legacy contracts to address IBOR fallbacks. The Bank and all of its non-member bilateral derivative counterparties have adhered to the Protocol. On and after January 25, 2021, all new derivative contracts will be subject to the relevant IBOR fallbacks set forth in the Supplement.

The following table presents the Bank's LIBOR-indexed financial instruments by contractual maturity at September 30, 2020. Some of the Bank's derivatives contain call options which, if exercised, could result in earlier terminations.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

	2020	2021	Thereafter	Total
Instruments with receipts indexed to LIBOR
Advances (par value)	$—	$150	$—	$150
Investments (par value)
Non-MBS	—	—	40	40
MBS	—	—	897	897
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	225	3,010	19,361	22,596
Uncleared	129	530	8,903	9,562
Total par/notional amount	$354	$3,690	$29,201	$33,245

Instruments with payments indexed to LIBOR
Consolidated obligations (par value)	$1,000	$1,000	$—	$2,000
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	544	1,674	3,130	5,348
Uncleared	55	322	1,716	2,093
Total par/notional amount	$1,599	$2,996	$4,846	$9,441

At September 30, 2020, the Bank had outstanding standby bond purchase agreements totaling $724.7 million which expire in 2022, 2023, 2024 and 2025. Under the terms of these agreements, the Bank could be required to purchase and hold the subject bonds for a period of time. If this were to occur, the Bank would earn interest on the bonds at specified rates indexed to the greater of one-month LIBOR or the Federal Funds rate. For further discussion of these standby bond purchase agreements, see “Item 1. Financial Statements” (specifically, Note 17 on page 37 of this report).

Results of Operations
Net Income
Net income for the three months ended September 30, 2020 and 2019 was $47.7 million and $53.1 million, respectively. The Bank’s net income for the three months ended September 30, 2020 represented an annualized return on average capital stock (“ROCS”) of 8.36 percent. In comparison, the Bank’s ROCS was 8.05 percent for the three months ended September 30, 2019. Net income for the nine months ended September 30, 2020 and 2019 was $166.2 million and $165.6 million, respectively. The Bank’s net income for the nine months ended September 30, 2020 represented an annualized ROCS of 8.82 percent. In comparison, the Bank’s ROCS was 8.61 percent for the nine months ended September 30, 2019. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended September 30, 2020 and 2019, the Bank’s income before assessments was $53.0 million and $59.0 million, respectively. As discussed in more detail below, the $6.0 million decrease in income before assessments from period to period was attributable to a $15.6 million unfavorable change in other income (loss) and a $1.9 million increase in other expense, partially offset by a $11.5 million increase in net interest income after provision for mortgage loan losses.
During the nine months ended September 30, 2020 and 2019, the Bank’s income before assessments was $184.7 million and $184.0 million, respectively. As discussed in more detail below, the $0.7 million increase in income before assessments from period to period was attributable to a $32.8 million increase in net interest income after provision for mortgage loan losses, partially offset by a $22.0 million decrease in other income and a $10.1 million increase in other expense.

The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision for Mortgage Loan Losses
For the three months ended September 30, 2020, the Bank’s net interest income (after provision for mortgage loan losses) was $79.5 million compared to $67.9 million for the comparable period in 2019. The $11.6 million increase in net interest income for the three months ended September 30, 2020, as compared to the corresponding period in 2019, was due in part to a $10.9 million favorable change in fair value hedge ineffectiveness from period to period (which, as further discussed below, is largely offset by mitigation activities undertaken by the Bank, the results of which are recorded in other income/loss) and a $6.9 million increase in prepayment fees on advances, partially offset by a decrease in the average balances of the Bank's interest-earning assets. The Bank's average balance of interest-earning assets decreased from $74.4 billion during the three months ended September 30, 2019 to $67.9 billion during the comparable period in 2020.
For the nine months ended September 30, 2020, the Bank’s net interest income (after provision for mortgage loan losses) was $235.1 million compared to $202.4 million for the comparable period in 2019. The $32.7 million increase in net interest income for the nine-month period ended September 30, 2020, as compared to the corresponding period in 2019, was due primarily to a $13.1 million increase in prepayment fees on advances, an increase in the average balances of the Bank's interest-earning assets, an $8.4 million favorable change in fair value hedge ineffectiveness from period to period (which, as further discussed below, is largely offset by mitigation activities undertaken by the Bank, the results of which are recorded in other income/loss) and lower debt costs. The impact of these factors was partially offset by a $2.1 million increase in the provision for mortgage loan losses, which was primarily due to an increase in expected credit losses as a result of the COVID-19 pandemic. The Bank's average balance of interest-earning assets increased from $70.6 billion during the nine months ended September 30, 2019 to $75.2 billion during the comparable period in 2020.
For the three months ended September 30, 2020 and 2019, the Bank’s net interest margin was 48 basis points and 36 basis points, respectively. The Bank’s net interest margin was 42 basis points and 38 basis points for the nine months ended September 30, 2020 and 2019, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 45 basis points and 24 basis points for the three months ended September 30, 2020 and 2019, respectively, and 37 basis points and 23 basis points for the nine months ended September 30, 2020 and 2019, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income.
Accounting Standards Update 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended September 30, 2020 and 2019, the fair value hedge ineffectiveness amounts reported in net interest income increased interest income on advances by $475,000 and $386,000, respectively, increased (reduced) interest income on available-for-sale securities by $2,159,000 and $(8,650,000), respectively, and reduced interest expense on consolidated obligations by $1,995,000 and $1,985,000, respectively. For the nine months ended September 30, 2020 and 2019, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by $(1,211,000) and $393,000, respectively, reduced interest income on available-for-sale securities by $26,530,000 and $32,619,000, respectively, and reduced interest expense on consolidated obligations by $4,903,000 and $982,000, respectively.
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
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) declined from 12 basis points and 15 basis points during the three and nine months ended September 30, 2019, respectively, to 3 basis points and 5 basis points during the three and nine months ended September 30, 2020, respectively. The decrease in the impact of non-interest bearing funds for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, is primarily due to the decrease in short-term interest rates between the periods.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2020 and 2019.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$2,159	$1	0.16%	$1,654	$10	2.32%
Securities purchased under agreements to resell	794	—	0.10%	4,092	25	2.41%
Federal funds sold	2,294	—	0.09%	2,714	15	2.23%
Investments
Trading	5,229	10	0.76%	6,067	31	2.06%
Available-for-sale (3)	17,556	39	0.90%	16,756	111	2.66%
Held-to-maturity (3)	1,053	2	0.75%	1,241	9	2.79%
Advances (4)	34,953	56	0.65%	38,558	234	2.43%
Mortgage loans held for portfolio (5)	3,864	22	2.23%	3,354	30	3.55%
Total earning assets	67,902	130	0.77%	74,436	465	2.50%
Cash and due from banks	56			59
Other assets	238			273
Derivatives netting adjustment (2)	(665)			(221)
Fair value adjustment on available-for-sale securities (3)	(9)			119
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(7)			(9)
Total assets	$67,515	130	0.78%	$74,657	465	2.49%
Liabilities and Capital
Interest-bearing deposits (2)	$1,539	—	0.03%	$991	5	2.06%
Consolidated obligations
Bonds	33,510	32	0.39%	30,873	178	2.30%
Discount notes	28,641	18	0.25%	38,225	214	2.24%
Mandatorily redeemable capital stock and other borrowings	63	—	0.19%	7	—	2.50%
Total interest-bearing liabilities	63,753	50	0.32%	70,096	397	2.26%
Other liabilities	939			921
Derivatives netting adjustment (2)	(665)			(221)
Total liabilities	64,027	50	0.32%	70,796	397	2.24%
Total capital	3,488			3,861
Total liabilities and capital	$67,515		0.30%	$74,657		2.13%
Net interest income		$80			$68
Net interest margin			0.48%			0.36%
Net interest spread			0.45%			0.24%
Impact of non-interest bearing funds			0.03%			0.12%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2020 and 2019 in the table above include $640 million and $207 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended September 30, 2020 and 2019 in the table above include $25 million and $14 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $72 million and $3 million of non-accruing loans for the three months ended September 30, 2020 and 2019, respectively.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2020 and 2019.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$2,243	$9	0.50%	$1,587	$29	2.46%
Securities purchased under agreements to resell	1,200	7	0.86%	4,103	76	2.49%
Federal funds sold	3,446	8	0.32%	2,786	50	2.38%
Investments
Trading	6,709	56	1.11%	4,301	68	2.12%
Available-for-sale (3)	17,391	179	1.38%	16,179	343	2.83%
Held-to-maturity (3)	1,124	11	1.35%	1,361	31	2.96%
Advances (4)	38,980	324	1.11%	37,467	717	2.55%
Mortgage loans held for portfolio (5)	4,073	84	2.74%	2,835	80	3.75%
Total earning assets	75,166	678	1.20%	70,619	1,394	2.63%
Cash and due from banks	65			55
Other assets	270			267
Derivatives netting adjustment (2)	(556)			(169)
Fair value adjustment on available-for-sale securities (3)	7			138
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(8)			(10)
Total assets	$74,944	678	1.21%	$70,900	1,394	2.62%
Liabilities and Capital
Interest-bearing deposits (2)	$1,509	4	0.38%	$887	15	2.23%
Consolidated obligations
Bonds	35,401	250	0.94%	28,977	535	2.46%
Discount notes	33,979	187	0.74%	36,425	641	2.35%
Mandatorily redeemable capital stock and other borrowings	26	—	0.37%	14	—	2.59%
Total interest-bearing liabilities	70,915	441	0.83%	66,303	1,191	2.40%
Other liabilities	869			932
Derivatives netting adjustment (2)	(556)			(169)
Total liabilities	71,228	441	0.83%	67,066	1,191	2.37%
Total capital	3,716			3,834
Total liabilities and capital	$74,944		0.79%	$70,900		2.24%
Net interest income		$237			$203
Net interest margin			0.42%			0.38%
Net interest spread			0.37%			0.23%
Impact of non-interest bearing funds			0.05%			0.15%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2020 and 2019 in the table above include $534 million and $157 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the nine months ended September 30, 2020 and 2019 in the table above include $22 million and $11 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $29 million and $3 million of non-accruing loans for the nine months ended September 30, 2020 and 2019, respectively.
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine-month periods ended September 30, 2020 and 2019. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2020 vs. 2019			September 30, 2020 vs. 2019
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$3	$(12)	$(9)	$9	$(29)	$(20)
Securities purchased under agreements to resell	(12)	(13)	(25)	(35)	(34)	(69)
Federal funds sold	(1)	(14)	(15)	6	(48)	(42)
Investments
Trading	(3)	(18)	(21)	27	(39)	(12)
Available-for-sale	5	(77)	(72)	24	(188)	(164)
Held-to-maturity	(1)	(6)	(7)	(5)	(15)	(20)
Advances	(20)	(158)	(178)	26	(419)	(393)
Mortgage loans held for portfolio	4	(12)	(8)	30	(26)	4
Total interest income	(25)	(310)	(335)	82	(798)	(716)
Interest expense
Interest-bearing deposits	2	(7)	(5)	6	(17)	(11)
Consolidated obligations
Bonds	14	(160)	(146)	98	(383)	(285)
Discount notes	(43)	(153)	(196)	(30)	(424)	(454)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(27)	(320)	(347)	74	(824)	(750)
Changes in net interest income	$2	$10	$12	$8	$26	$34

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2020 and 2019.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$—	$—	$—	$(3)
Member/offsetting derivatives	12	44	68	161
Economic hedge derivatives related to advances	(596)	—	778	—
Economic hedge derivatives related to trading securities	(5,979)	713	(20,478)	784
Economic hedge derivatives related to available-for-sale securities	(9)	(1)	(17)	(148)
Economic hedge derivatives related to consolidated obligation discount notes	—	(288)	(39)	(389)
Economic hedge derivatives related to mortgage loans held for portfolio	64	(345)	(416)	(734)
Other stand-alone economic hedge derivatives	1,642	(489)	2,553	(2,081)
Total net interest expense associated with economic hedge derivatives	(4,866)	(366)	(17,551)	(2,410)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	1,885	80	(9,998)	72
Available-for-sale securities	18	(61)	(234)	(74)
Trading securities	6,402	(1,358)	(6,395)	(3,520)
Mortgage loans held for portfolio	906	(2,035)	(8,423)	(3,448)
Consolidated obligation bonds	—	—	—	(1)
Consolidated obligation discount notes	—	—	24	87
Other stand-alone economic hedge derivatives	(1,828)	9,161	34,572	32,586
Interest rate swaptions related to mortgage loans held for portfolio	(3,978)	2,878	2,578	4,353
Mortgage delivery commitments	1,772	19	8,066	1,825
Interest rate caps related to held-to-maturity securities	—	(1)	—	(6)
Member/offsetting swaps, caps and floors	(12)	(36)	(42)	238
Total fair value gains related to economic hedge derivatives	5,165	8,647	20,148	32,112
Price alignment amount on daily settled derivative contracts	13	47	35	182
Total net gains on derivatives and hedging activities	312	8,328	2,632	29,884
Net gains (losses) on trading securities	(7,152)	2,266	13,973	10,345
Net gains on other assets carried at fair value	583	34	302	1,300
Gains on sales of available-for-sale securities	773	—	773	580
Service fees	631	724	1,785	1,932
Letter of credit fees	3,621	3,244	10,945	9,008
Other, net	524	304	1,642	972
Total other	(1,020)	6,572	29,420	24,137
Total other income (loss)	$(708)	$14,900	$32,052	$54,021

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
Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $1,903,000 and $19,000 for the three months ended September 30, 2020 and 2019, respectively, and $(10,232,000) and $(3,000) for the nine months ended September 30, 2020 and 2019, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both September 30, 2020 and December 31, 2019, the notional balance of these derivatives totaled $425 million. For the three months ended September 30, 2020 and 2019, the gains (losses) associated with these stand-alone economic hedge derivatives were $(1.8) million and $9.2 million, respectively. For the nine months ended September 30, 2020 and 2019, the gains associated with these stand-alone economic hedge derivatives were $34.6 million and $32.6 million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions were gains (losses) of $(3.1) million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and gains (losses) of $(5.8) million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains from the commitment date to the settlement date) were $1.8 million and $19,000 for the three months ended September 30, 2020 and 2019, respectively, and $8.1 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $(12,000) and $(36,000) for the three months ended September 30, 2020 and 2019, respectively, and $(42,000) and $238,000 for the nine months ended September 30, 2020 and 2019, respectively.
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
Other
During the three and nine months ended September 30, 2020, the Bank sold approximately $486 million (par value) of GSE debentures classified as available-for-sale securities. The aggregate gains realized on these sales totaled $0.8 million. During the nine months ended September 30, 2019, the Bank sold approximately $310 million (par value) of GSE CMBS and $125 million (par value) of GSE debentures classified as available-for-sale securities. The aggregate gains realized on these sales totaled $0.6 million. There were no other sales of long-term investments during the nine months ended September 30, 2020 or 2019.
During the nine months ended September 30, 2020 and 2019, the Bank held U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these investments were $(7.1) million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, and $14.0 million and $10.3 million for the nine months ended September 30, 2020 and 2019, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes held in its short-term liquidity portfolio. For the three months ended September 30, 2020 and 2019, the gains (losses) associated with these stand-alone derivatives were $6.4 million and $(1.4) million, respectively. The gains (losses) associated with these stand-alone derivatives were $(6.4) million and $(3.5) million for the nine months ended September 30, 2020 and 2019, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains on these securities totaled $0.6 million and $34,000 for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. The gains on the securities are offset by a corresponding increase in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
Letter of credit fees totaled $3.6 million and $10.9 million for the three and nine months ended September 30, 2020, respectively, compared to $3.2 million and $9.0 million for the corresponding periods in 2019. The increase in letter of credit fees for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, was due to an increase in the amount of letters of credit outstanding. At September 30, 2020 and 2019, outstanding letters of credit totaled $21.8 billion and $20.7 billion, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; subsidies, grants and donations; derivative clearing fees; and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three and nine months ended September 30, 2020, these expenses totaled $25.7 million and $82.5 million, respectively, compared to $23.8 million and $72.4 million, respectively, for the corresponding periods in 2019.
Compensation and benefits were $13.4 million and $38.6 million for the three and nine months ended September 30, 2020, respectively, compared to $11.9 million and $37.9 million, respectively, for the corresponding periods in 2019. The $1.5 million increase in compensation and benefits for the three months ended September 30, 2020, as compared to the corresponding period in 2019, was due largely to higher incentive compensation expense, an increase in amounts due to employees under the Bank's non-qualified deferred compensation plans, cost of living and merit increases and increases in unused vacation. The $0.7 million increase in compensation and benefits for the nine months ended September 30, 2020, as compared to the corresponding period in 2019, was due largely to higher incentive compensation expense, cost of living and merit increases and increases in unused vacation and separation pay, partially offset by a smaller increase in amounts due to employees under the Bank's non-qualified deferred compensation plans. The increases in incentive compensation are due to higher anticipated goal achievement in 2020 as compared to 2019. The fluctuations in the amounts due to employees under the Bank's deferred compensation plans were due to fluctuations in the fair value of the assets associated with those plans. The Bank's average headcount was 201 and 200 employees for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, the Bank employed 201 people, a decrease of 2 employees from December 31, 2019.
Other operating expenses for the three and nine months ended September 30, 2020 were $8.5 million and $27.4 million, respectively, compared to $8.8 million and $26.5 million, respectively, for the corresponding periods in 2019. The fluctuations in other operating expenses for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, resulted primarily from increases in professional services, software costs and transaction services fees associated with the Bank's mortgage loan program, offset by decreases in legal fees and business travel. The increase in transaction service fees was due to higher mortgage loan balances. These fees are paid to the FHLBank of Chicago as compensation for administering the MPF Program.
Subsidies, grants and donations were $1.1 million and $8.3 million for the three and nine months ended September 30, 2020, respectively, compared to $344,000 and $383,000, respectively, for the corresponding periods in 2019. In response to the COVID-19 pandemic, the Bank made available (during the three months ended June 30, 2020) $5.0 billion of below-market rate (or subsidized) advances at a cost to the Bank of $4.4 million. Further, during the nine months ended September 30, 2020, the Bank made $0.9 million in charitable contributions primarily to various food banks throughout the Bank's district and it funded $2.3 million in grants under its Partnership Grant Program, which was expanded to address pandemic relief efforts. During the nine months ended September 30, 2020, the Bank also funded $0.3 million in grants under its Housing Assistance for Veterans program, which is designed to provide grants to households of veterans or active service members who were disabled as a result of an injury during their active military service since September 11, 2001, and $0.4 million in disaster relief funds, primarily related to Hurricane Laura.
Derivative clearing fees were approximately $0.3 million for both the three months ended September 30, 2020 and 2019 and $1.0 million for both the nine months ended September 30, 2020 and 2019.

The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $2.3 million and $7.2 million for the three and nine months ended September 30, 2020, respectively, as compared to $2.4 million and $6.7 million for the corresponding periods in 2019.

AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $5.3 million and $5.9 million for the three months ended September 30, 2020 and 2019, respectively, and $18.5 million and $18.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2019 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2020.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. From time to time, the Bank may also invest in short-term commercial paper and GSE discount notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, as the returns provided by short-term investments vary relative to the costs of the Bank’s discount notes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2020, the Bank’s short-term liquidity holdings were comprised of $2.6 billion of U.S. Treasury Notes, $2.5 billion of U.S. Treasury Bills, $2.5 billion of overnight reverse repurchase agreements, $1.6 billion of overnight federal funds sold and $0.7 billion of overnight interest-bearing deposits.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2020 or 2019.
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
On May 26, 2020, the Finance Agency modified the guidance set forth in the immediately preceding paragraph. Pursuant to this most recent communication, the Finance Agency will consider a FHLBank to have adequate reserves of liquid assets if, from August 31, 2020 through December 30, 2020, it maintains 15 calendar days of positive daily cash balances and if, on and after December 31, 2020, it maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency will consider a

FHLBank to have adequate liquidity to address funding gap risks if, by December 31, 2020, its funding gap ratios for the three-month and one-year time horizons do not exceed negative 20 percent and negative 35 percent, respectively.
The Bank was in compliance with the applicable base case liquidity requirements at all times during the nine months ended September 30, 2020. During this same period, the Bank maintained its funding gap ratios within the limits established by the Finance Agency.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2019 is provided in the 2019 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the nine months ended September 30, 2020.

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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below entitled "Market Value of Equity," the Bank was in compliance with this limit at September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019.
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
For purposes of compliance with the Bank’s Enterprise Market Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2019	$3.817	$3.814	(0.08)%	$3.792	(0.65)%	$3.857	1.05%	$3.729	(2.31)%
March 2020	3.584	3.880	8.26%	4.274	19.25%	3.778	5.41%	3.732	4.13%
June 2020	3.604	3.783	4.97%	4.192	16.32%	3.720	3.22%	3.844	6.66%
September 2020	3.576	3.630	1.51%	4.028	12.64%	3.627	1.43%	3.752	4.92%
_____________________________
(1)In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(2)In the down 100 and down 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.

The market value of equity figures reflected in the table on page 76 were derived in accordance with Finance Agency guidance. The Bank has on its balance sheet long-term, fixed-rate, putable advances that can be terminated by the Bank on specified future dates pursuant to a put option purchased from the member. These advances are hedged with interest rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, and sells a call option to the swap counterparty pursuant to which that counterparty can cancel the swap on specified future dates. The call/put option dates mirror each other throughout the life of the instruments. Given the different discount curves that are used to value the putable advances and the associated cancelable interest rate swaps, the modeled results can produce an outcome where the advance and the corresponding interest rate swap are not terminated on the same date. In practice, if the swap counterparty calls the interest rate swap, the Bank concurrently puts the advance. The following table provides the Bank’s market value of equity figures under the same interest rate shock scenarios after adjusting the model to more closely align the put dates of the advances with the projected call dates of the associated interest rate swaps.
ADJUSTED MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity (1)	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2019	$3.900	$3.811	(2.28)%	$4.075	4.49%	$3.862	(0.97)%	$3.935	0.90%
March 2020	3.901	3.879	(0.56)%	4.198	7.61%	3.878	(0.59)%	4.142	6.18%
June 2020	3.871	3.800	(1.83)%	4.060	4.88%	3.826	(1.16)%	4.046	4.52%
September 2020	3.772	3.642	(3.45)%	3.947	4.64%	3.701	(1.88)%	3.935	4.32%
_____________________________
(1)In the up 100 and up 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(2)In the down 100 and down 200 scenarios, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.

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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2019	0.23	(0.35)	(0.12)	(2.06)	0.20	1.43	(2.57)	(3.75)
March 2020	0.05	(0.33)	(0.28)	(5.97)	(4.69)	(0.46)	(13.60)	(17.69)
June 2020	0.12	(0.33)	(0.21)	(3.95)	(2.45)	(0.49)	(8.88)	(9.70)
September 2020	0.24	(0.36)	(0.12)	(1.84)	(0.91)	0.66	(6.21)	(6.10)
_____________________________
(1)In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(2)In the down 100 and down 200 scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
The duration figures reflected in the table above were derived in accordance with Finance Agency guidance. As previously discussed, the Bank has on its balance sheet long-term, fixed-rate, putable advances that can be terminated by the Bank on specified future dates pursuant to a put option purchased from the member. These advances are hedged with interest rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, and sells a call option to the swap counterparty pursuant to which that counterparty can cancel the swap on specified future dates. The call/put option dates mirror each other throughout the life of the instruments. Given the different discount curves that are used to value the putable advances and the associated cancelable interest rate swaps, the modeled results can produce an outcome where the advance and the corresponding interest rate swap are not terminated on the same date. In practice, if the swap counterparty calls the interest rate swap, the Bank concurrently puts the advance. The following table provides information regarding the Bank’s duration of equity under the same interest rate shock scenarios after adjusting the model to more closely align the put dates of the advances with the projected call dates of the associated interest rate swaps.
ADJUSTED DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2019	0.39	(0.35)	0.04	0.94	1.12	1.45	0.77	(0.25)
March 2020	0.38	(0.33)	0.05	1.41	(0.51)	0.90	(2.66)	(3.53)
June 2020	0.37	(0.33)	0.04	1.05	1.08	0.88	(2.57)	(2.72)
September 2020	0.45	(0.36)	0.09	1.91	1.74	1.61	(1.61)	(1.34)
_____________________________
(1)In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(2)In the down 100 and down 200 scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

November 12, 2020	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL and contained in Exhibit 101.