Form 10-K
period 2020-12-31
Federal Home Loan Bank of Dallas
filed 2021-03-24
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	(214)	441-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 4, 2021, the registrant had 20,960,557 shares of its capital stock outstanding. As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $2.481 billion
Documents Incorporated by Reference: None.

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
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2020, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank’s debt and equity securities are exempt from registration under the Securities Act of 1933 and are “exempted securities” under the Securities Exchange Act of 1934 (the “Exchange Act”). As required by the Housing and Economic Recovery Act of 2008 (the “HER Act”), each FHLBank has voluntarily registered a class of its equity securities with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act. As a registrant, the Bank is subject to the periodic reporting and disclosure regime as administered and interpreted by the SEC. The SEC maintains an Internet site (https://www.sec.gov) that contains reports and other information filed with the SEC. Reports and other information that the Bank files with the SEC are also available free of charge through the Bank’s website at www.fhlb.com. To access these reports and other information through the Bank’s website, click on "About Us," then “Investor Relations,” and then “SEC” under the heading SEC Filings. The information on the Bank's website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of the Bank's other filings with the SEC.
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas (the "Ninth District"). The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2020, 2019 and 2018.

MEMBERSHIP SUMMARY

	December 31,
	2020	2019	2018
Commercial banks	557	565	585
Savings institutions	55	54	57
Credit unions	127	122	118
Insurance companies	52	47	43
Community Development Financial Institutions	7	7	7

Total members	798	795	810

Housing associates	8	8	8
Non-member borrowers	3	4	5

Total	809	807	823

Community Financial Institutions (“CFIs”) (1)	537	551	572
(1)The figures presented above reflect the number of members that were CFIs as of December 31, 2020, 2019 and 2018 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2020, approximately 67 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2020, CFIs were FDIC-insured institutions with average total assets as of December 31, 2019, 2018 and 2017 of less than $1.224 billion. For 2019 and 2018, the asset cap was $1.199 billion and $1.173 billion, respectively. For 2021, the asset cap is $1.239 billion.
As of December 31, 2020, 2019 and 2018, approximately 44.2 percent, 48.2 percent and 52.8 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed advances.

As of December 31, 2017, the Bank had 821 members. The decline in the Bank's membership during the three years ended December 31, 2020 occurred primarily in 2019 and 2018 and was largely attributable to intra-district merger activity.
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
Interest Income
The Bank’s interest income is derived from advances, investment activities and mortgage loans held for portfolio. Each of these revenue sources is more fully described below. During the years ended December 31, 2020, 2019 and 2018, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2020	2019	2018
Advances (including prepayment fees)	46.4%	50.3%	53.8%
Investments	40.6	43.5	42.8
Mortgage loans held for portfolio	13.0	6.2	3.4
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$791,313	$1,805,705	$1,546,768
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
Variable-rate advances. The Bank offers term variable-rate advances with maturities between one and ten years. Historically, standard offerings included variable-rate advances indexed to either one-month LIBOR or three-month LIBOR that were priced at a constant spread to the relevant index. In December 2018, the Bank stopped offering variable-rate advances indexed to LIBOR with maturities beyond December 31, 2021. In November 2020, the Bank stopped offering all variable-rate advances indexed to LIBOR. The Bank offers variable-rate advances indexed to discount notes that reset every 8, 13 or 26 weeks based on the results of the FHLBank System's discount note auctions that typically occur twice every week. In addition, the Bank offers short term variable-rate advances (maturities of 30 days or less) indexed to the daily federal funds rate or that adjust daily based on the prevailing discount note market. Further, beginning in December 2019, the Bank offers variable-rate advances indexed to the daily Secured Overnight Financing Rate ("SOFR") for terms ranging from 3 months to 18 months. Variable-rate advances may also include an embedded cap.
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
Expander advances. The Bank also offers fixed-rate, fixed-term, non-amortizing advances that provide the member with a one-time option to increase the principal amount of the advance up to twice the amount of the original advance at the original interest rate for the remaining term of the advance.
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
As of December 31, 2020, 668 of the Bank’s borrowers/potential borrowers with a total of $24.4 billion in outstanding advances were on blanket lien status, 24 borrowers/potential borrowers with $3.1 billion in outstanding advances were on specific collateral only status and 117 borrowers/potential borrowers with $4.4 billion in outstanding advances were on custody status.
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
As of December 31, 2020, the Bank’s outstanding advances (at par value) totaled $31.9 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 38.6 percent of the Bank’s total outstanding advances. Advances to the Bank’s two largest borrowers (American General Life Insurance Company and Texas Capital Bank, National Association) represented 9.9 percent and 9.4 percent, respectively, of the Bank’s total outstanding advances as of December 31, 2020. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Offerings. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program, an Economic Development Program and a Disaster Relief Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects or projects that promote recovery efforts in communities that have been declared disaster areas by the Federal Emergency Management Agency ("FEMA"). CICA advances are made at rates below the rates the Bank charges on standard advances. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low- and very low-income households as further described below. As of December 31, 2020, the par value of advances outstanding under the CICA program totaled approximately $380.7 million, representing approximately 1.2 percent of the Bank’s total advances outstanding as of that date.
Prior to 2019, if a member institution was approved for an Economic Development Program ("EDP") advance, the member's customer could then be eligible for an accompanying EDP Plus grant. In 2018, a total of $750,000 in EDP Plus grants were available to members' customers. Beginning in January 2019, the Bank launched a Small Business Boost ("SBB") Program, which is designed to provide recoverable assistance to small businesses in their first few years of operation. SBB funds awarded to small businesses are disbursed through member institutions. With the launch of the SBB Program, the Bank no longer offers EDP Plus grants. In each of the SBB Program's first two years (2019 and 2020), the Bank made available $3 million for SBB loans. At December 31, 2020, $5.9 million of SBB loans were outstanding.
The Bank also offers an Affordable Housing Program (“AHP”) as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for low- and very low-income households. Each year, a portion of the amount set aside is typically allocated specifically for the Bank's Homebuyer Equity Leverage Partnership ("HELP") program, its Special Needs Assistance Program ("SNAP") and its Disaster Rebuilding Assistance ("DRA") program. HELP provides grant funds for down payment and closing cost assistance for eligible first-time homebuyers. SNAP provides grant funds to special needs homeowners for rehabilitation costs. The DRA program provides grant funds (for repair and construction costs that are not covered by insurance or federal or state emergency assistance) to low- and very low-income households in the Bank's member communities that have been declared disaster areas eligible for individual assistance by FEMA. For 2020, the Bank set aside from its 2019 AHP funds $4.5 million, $2.5 million and $0.4 million for HELP, SNAP and the DRA program, respectively. The calculation of the amount to be set aside for the Bank's AHP is further discussed below in the section entitled “AHP Assessments.” Each year, the Bank conducts a competitive application process to allocate the AHP funds set aside from the prior year’s earnings. Applications submitted by Bank members and their community partners are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications or in approved modifications thereto.
In addition, the Bank offers a Housing Assistance for Veterans ("HAVEN") program that is designed to provide grants to households of veterans or active service members who were disabled as a result of an injury during their active military service since September 11, 2001. For 2020, the Bank made available $300,000 for the HAVEN program.
Further, the Bank offers a Partnership Grant Program ("PGP") which provides funding for the operational needs of community-based organizations ("CBOs"). CBOs include non-profit organizations involved in affordable housing, local community development funds and small business technical assistance providers. For 2020, the Bank made available $2.3 million for the PGP, including $2.0 million in additional funds that were made available in response to the COVID-19 pandemic.
For 2021, the Bank has set aside from its 2020 AHP funds $4.5 million, $2.5 million and $0.5 million for HELP, SNAP and the DRA program, respectively. Funds available in 2021 for SBB, HAVEN and PGP are $3.0 million, $0.3 million and $0.4 million, respectively.
Letters of Credit. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2020 and 2019, outstanding letters of credit totaled $22.4 billion and $21.8 billion, respectively, of which $0.2 billion and $0.3 billion, respectively, had been issued or confirmed under the Bank’s CICA program as of those dates.
Correspondent Banking and Collateral Services. The Bank provides its members with a variety of correspondent banking and collateral services. These services include overnight and term deposit accounts, wire transfer services, securities safekeeping, and securities pledging services.
SecureConnect. The Bank provides secure online access to many of its products, services and reports through SecureConnect, a proprietary, secure online product delivery system. A substantial portion of the Bank’s advances and wire transfers are initiated by members through SecureConnect. In addition, a large proportion of account statements and other reports are made available through SecureConnect. Further, members may participate in auctions for Bank advances and deposits through SecureConnect.
Interest Rate Swaps, Caps and Floors. The Bank offers interest rate swaps, caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties which, if required, will be a third-party central clearinghouse. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2020 and 2019, the total notional amount of interest rate exchange agreements with members totaled $103 million and $461 million, respectively.
Standby Bond Purchase Agreements. The Bank offers standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank are specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank reserves the right to sell any bonds it purchases at any time, subject to any conditions the Bank agrees to in the standby bond purchase agreement. In November 2017, June 2018, December 2019 and January 2020, the Bank entered into standby bond purchase agreements with a state housing finance agency located within its district. At December 31, 2020, the Bank had outstanding standby bond purchase agreements with this state housing finance agency totaling $709 million. To date, the Bank has never been required to purchase any bonds under these agreements. The Bank was not a party to any standby bond purchase agreements prior to 2017.
MPF Xtra. The Bank offers MPF Xtra® to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, which is discussed on pages 9-10 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2020, 2019 and 2018, $338.8 million, $46.2 million and $40.2 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans totaled $237,000, $32,000 and $28,000, respectively.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions, overnight reverse repurchase agreements, overnight interest-bearing deposits with highly rated domestic banks and U.S. Treasury Bills and Notes. At December 31, 2020, the Bank’s short-term investments were comprised of $3.3 billion of U.S. Treasury Bills, $3.1 billion of excess cash held at the Federal Reserve, $1.9 billion of U.S. Treasury Notes, $1.0 billion of overnight reverse repurchase agreements, $0.9 billion of overnight federal funds sold and $0.8 billion of overnight interest-bearing deposits.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac); non-agency (i.e., private label) residential MBS; non-MBS debt instruments issued or guaranteed by the U.S. government or secured by U.S. government guaranteed obligations; non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System); and state housing agency obligations. The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2020, 2019 and 2018, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2020		2019		2018
	Amortized Cost	Percentage	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Commercial MBS	$11,182	63.4%	$10,628	59.2%	$9,478	54.8%
Debentures	4,951	28.1	5,501	30.6	5,611	32.5
Residential MBS	740	4.2	1,037	5.8	1,254	7.3
Government-guaranteed securities	545	3.1	556	3.1	557	3.2
Non-agency residential MBS	50	0.3	63	0.4	76	0.4
Other	155	0.9	155	0.9	306	1.8
Total	$17,623	100.0%	$17,940	100.0%	$17,282	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital at the time of purchase. At December 31, 2020, the Bank's MBS holdings (at amortized cost as defined by U.S. GAAP) represented 340 percent of its total regulatory capital. Historically, there had been some ambiguity with regard to the definition of "amortized historical cost" as such term is used in the applicable regulation. To resolve this ambiguity, the Finance Agency, by letter dated October 1, 2020, specified that "amortized historical cost" for purposes of calculating a FHLBank's MBS investment authority shall mean the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date, and shall not include hedge basis adjustments (which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis). Using this definition, the Bank's MBS ratio was 311 percent as of December 31, 2020.
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
For additional constraints relating to the Bank's long-term investment portfolio, see the section below entitled "Core Mission Achievement."
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
Finance Agency regulations include a variety of restrictions and limitations on the FHLBanks’ investment activities, including limits on the types, amounts, and maturities of unsecured investments in private issuers. Finance Agency rules and regulations also prohibit the Bank from investing in certain types of securities, including:
•instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies, or certain investments targeted to low-income persons or communities;
•instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;
•debt instruments that are not investment quality, other than certain investments targeted to low-income persons or communities and instruments that became non-investment quality after purchase by the Bank;
•whole mortgages or other whole loans, other than 1) those acquired by the Bank through a duly authorized Acquired Member Assets program such as the Mortgage Partnership Finance program discussed below; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal government units or agencies that are investment quality; 4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLB Act;
•non-U.S. dollar denominated securities;
•interest-only or principal-only stripped MBS;
•residual-interest or interest-accrual classes of collateralized mortgage obligations and real estate mortgage investment conduits; and
•fixed-rate MBS or floating-rate MBS that, on trade date, are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.
Beginning January 1, 2020, the Bank is also prohibited, pursuant to a Finance Agency directive, from purchasing LIBOR-indexed investments that mature after December 31, 2021. For further information, see the Legislative and Regulatory Developments section beginning on page 17 of this report.
Acquired Member Assets ("AMA")
Through the MPF program, the Bank currently invests in conventional residential mortgage loans originated by its PFIs. The Bank previously purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) during the period from 1998 to mid-2003, and resumed acquiring conventional mortgage loans under this program in early 2016. All of the mortgage loans acquired during the period from 2016 to 2020 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. For the loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. Substantially all of the $3.4 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at December 31, 2020 were conventional loans acquired during the period from 2016 through 2020.

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
The PFI’s CE Obligation arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2020 did not include SMI. Under the AMA Regulation, any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable), rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
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
As of December 31, 2020 and 2019, MPF loans held for portfolio (net of allowance for credit losses) were $3.423 billion and $4.075 billion, respectively, representing approximately 5.3 percent and 5.4 percent, respectively, of the Bank’s total assets at each of those dates. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets. Currently, the Bank intends to continue to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.

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
AB 2015-05 also provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on the FHLBank's CMA ratio, which are:
•when the CMA ratio is 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining that level of core mission achievement;
•when the CMA ratio is at least 55 percent but less than 70 percent, the strategic plan should explain the FHLBank’s plans to increase its mission focus; and
•when the CMA ratio is below 55 percent, the strategic plan should include a robust explanation of the circumstances that caused the CMA ratio to be below that level, as well as a detailed description of the FHLBank's plans to increase the ratio. The Advisory Bulletin provides that if a FHLBank has a CMA ratio below 55 percent over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives as part of its strategic planning.
Currently, the Bank's core mission assets are comprised primarily of advances. For the years ended December 31, 2020, 2019 and 2018, the Bank's CMA ratio was 67.7 percent, 65.7 percent and 64.7 percent, respectively. As noted previously in the Acquired Member Assets section (and for reasons unrelated to AB 2015-05), the Bank began to purchase mortgage loans through the MPF Program in early 2016. Over time, mortgage loan purchases are expected to further increase the Bank's core mission assets. With the recent declines in its advances and mortgage loans held for portfolio (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion), the Bank's goal is to maintain a CMA ratio at or above 65 percent for 2021.
Notwithstanding the negative impact that holding higher amounts of liquidity has on its CMA ratio, the Bank has at times maintained, and may continue from time to time to maintain higher balances of liquidity if short-term debt markets are volatile (as they were at times in 2020 due to the outbreak of the novel coronavirus known as COVID-19) or if, in management's judgment, they are expected to become more volatile. Since late 2018, the Bank has used and it will likely continue to use more U.S Treasury securities to meet its liquidity requirements given the favorable treatment afforded such investments in the Bank's CMA ratio relative to other short-term investment alternatives. While difficult to achieve in the current economic environment, the Bank intends to continue to focus its efforts on growing its advances and mortgage loans held for portfolio to increase its CMA ratio. The current elevated levels of liquidity in the financial markets stemming from COVID-19 relief measures taken by the U.S. government have significantly dampened demand for the Bank's advances while significant refinancing activity (due to historically low mortgage rates) and less competitive mortgage pricing have contributed to a decline in the Bank's mortgage loans held for portfolio. If necessary, the Bank could elect to reduce the size of its long-term investment portfolio by selling assets (which would have the effect of increasing the Bank's CMA ratio but at the same time reducing its future earnings). While the Bank does not currently plan to sell any long-term investments, it could elect to do so at some point in the future.
Irrespective of its capacity from time to time to purchase long-term investments as discussed in the section above entitled "Investment Activities," the Bank does not intend to purchase any such investments (i.e., MBS or non-MBS debt instruments) unless it has achieved, and is reasonably confident that it can maintain, a CMA ratio of 70 percent.
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
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted through securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding at a single price based on a Dutch auction format. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 37 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of 4 weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2020, 2019 or 2018.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2020, 2019 or 2018.
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
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $747 billion and $1.026 trillion in consolidated obligations outstanding at December 31, 2020 and 2019, respectively. The Bank was the primary obligor on $59.2 billion and $70.1 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. At December 31, 2020 and 2019, the Bank had eligible assets free from pledge of $64.1 billion and $74.4 billion, respectively, compared to its participation in outstanding consolidated obligations of $59.2 billion and $70.1 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2020, 2019 and 2018.
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
Capital
The Bank’s capital consists of capital stock owned by its members (and, in some cases, non-member borrowers or former members as described below), plus retained earnings and accumulated other comprehensive income (loss). Consistent with the FHLB Act and the Finance Agency's regulations, the Bank’s Capital Plan requires each member to own Class B stock (redeemable with five years’ written notice subject to certain restrictions) in an amount equal to the sum of a membership investment requirement and an activity-based investment requirement. Specifically, the Bank’s Capital Plan requires members to hold capital stock in proportion to their total asset size and borrowing activity with the Bank. Beginning April 19, 2021, members will also be required to hold capital stock for letters of credit that are issued or renewed on and after that date.
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
Retained Earnings. The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors. The Bank updates its retained earnings target calculations quarterly under an analytic framework that takes into account the potential losses for each risk factor generally at the 99 percent confidence stress level, or a stress scenario that approximates the 99th percentile. The Board of Directors reviews the Bank's retained earnings policy annually and revises the methodology as appropriate. The Bank’s current retained earnings policy target is described in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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
Because the Bank’s returns from net interest income generally track short-term interest rates, the Bank benchmarks the dividend rate that it pays on capital stock to a short-term index (currently, the index that is used for this purpose is one-month LIBOR). While there can be no assurances about future dividends or future dividend rates, the current target for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter. The current target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average one-month LIBOR rate for the immediately preceding quarter plus 0.5 – 1.0 percent.
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

Legislative and Regulatory Developments
Coronavirus Aid, Relief, and Economic Security (“CARES”) Act
The CARES Act was signed into law on March 27, 2020. The $2.2 trillion package is the largest stimulus bill in U.S. history and was undertaken in response to the COVID-19 crisis impacting the country. The CARES Act followed previous relief legislation that was enacted earlier in the same month. The CARES Act:
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
•Provided direct payments to eligible taxpayers and their families.
•Expanded eligibility for unemployment insurance and increased benefit amounts.
•Included mortgage forbearance provisions and a foreclosure moratorium.
Funding for the PPP was increased with the enactment of subsequent laws, most recently by the Consolidated Appropriations Act, 2021 on December 27, 2020. While some provisions of the CARES Act have expired, others have been extended by regulatory or legislative action. The Bank is continuing to monitor the potential impact of this legislation on its business and its mortgage loans held for portfolio as well as the mortgages held by the Bank’s members and that the Bank accepts as collateral.
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
American Rescue Plan ("ARP") Act
The ARP Act was signed into law on March 11, 2021. The $1.9 trillion package is intended to provide additional COVID-19 relief. Among other things, the ARP Act:
•Provides direct payments to eligible taxpayers and their families.
•Extends enhanced federal unemployment benefit amounts.
•Provides funds for small businesses, COVID-19 vaccination and testing, K-12 schools and colleges and universities, and state and local governments.
The Bank is evaluating the potential impact of the ARP Act on its business, including its impact to the U.S. economy, which is currently difficult to predict.
Additional COVID-19 Developments
In response to the COVID-19 pandemic, President Biden and, before him, President Trump (through executive orders), governmental agencies (including the SEC, Office of the Comptroller of the Currency ("OCC"), Federal Reserve Board ("FRB"), FDIC, National Credit Union Administration, Commodity Futures Trading Commission ("CFTC") and the Finance Agency), as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market and other effects arising from the pandemic, some of which may have a direct or indirect impact on the Bank and/or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

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
The revisions removed the requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that the FHLBanks establish and use their own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and non-mortgage assets. These changes did not materially impact the Bank's risk-based capital requirement.
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
Finally, the rule rescinds certain contingency liquidity requirements set forth in existing regulations, as the Finance Agency's liquidity requirements are now addressed in an Advisory Bulletin that was issued in August 2018 (for additional discussion regarding the liquidity requirements stipulated in the Advisory Bulletin, see the section entitled Liquidity and Capital Resources on page 68 of this report).
Advisory Bulletin Regarding Capital Stock Management
On August 14, 2019, the Finance Agency issued an Advisory Bulletin that augments existing statutory and regulatory capital requirements to require each FHLBank to maintain a capital stock-to-assets ratio of at least two percent, as measured on a daily average basis at each month end.
This Advisory Bulletin, which became effective in February 2020, has not had nor is it expected to have an impact on the Bank's capital management practices, financial condition or results of operations.
Finance Agency Supervisory Letter Regarding LIBOR Phase-Out
On September 27, 2019, the Finance Agency issued a supervisory letter to the FHLBanks relating to their preparations for the phase-out of LIBOR. Under the supervisory letter, with limited exceptions, the FHLBanks were directed, by December 31, 2019, to no longer purchase LIBOR-indexed investments which mature after December 31, 2021 and, by March 31, 2020, to no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021. The foregoing includes, among other financial instruments, LIBOR-indexed advances and other structured advance products for which a LIBOR-indexed derivative is used to hedge the advance. While these phase-out dates do not apply to collateral accepted by the FHLBanks, the supervisory letter directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.
In light of the market volatility caused by the COVID-19 outbreak, the Finance Agency (on March 16, 2020) extended the date after which the FHLBanks could no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for option-embedded products. This directive did not in any way modify the previous guidance relating to investments. On March 20, 2020, the Finance Agency extended the date by which the FHLBanks should update their pledged collateral certification reporting requirements from March 31, 2020 to September 30, 2020.
Since January 1, 2020, the Bank has not purchased any LIBOR-indexed investments which mature after December 31, 2021, nor has it purchased any fixed rate investments that were hedged with LIBOR-indexed derivatives maturing after December 31, 2021. On and after April 1, 2020 or July 1, 2020 (as the case may be), the Bank has not issued, made, purchased or otherwise entered into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021.
To date, these restrictions have not had a significant impact on the Bank's financial condition or results of operations. In the future, the Bank's inability to use LIBOR-indexed swaps and swaptions could make it more difficult to hedge the interest rate risk associated with the Bank's mortgage loans held for portfolio. Further, while not likely, it is possible that the guidance provided by the supervisory letter could have an effect on the Bank's advance product offerings.

For recent developments regarding the cessation of LIBOR, see Risk Factors beginning on page 24 of this report. For additional discussion and the maturities of the Bank's LIBOR-indexed financial instruments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - LIBOR Phase-Out on page 60 of this report.
Activity-Based Capital Stock Requirement for Letters of Credit
On December 23, 2019, the Finance Agency directed the Bank to amend its Capital Plan for the purpose of including an activity-based capital stock investment requirement for letters of credit. Prior to receipt of this directive, the Bank’s Capital Plan did not provide for an activity-based investment requirement related to its letters of credit. Other FHLBanks that similarly did not have an activity-based investment requirement associated with letters of credit received the same directive. The directive instructed the Bank to submit an amendment to its Capital Plan, which amendment first required approval by the Bank’s Board of Directors. The directive stipulated that the Bank’s activity-based capital stock investment requirement shall be no less than 10 basis points for letters of credit issued on and after January 1, 2021. If needed to accommodate information technology changes, the implementation date could be extended, but in no event could it be extended beyond June 30, 2021.
The Board of Directors adopted the required amendment to the Bank's Capital Plan on August 3, 2020 and the Finance Agency approved the Capital Plan inclusive of this change on November 4, 2020. On March 17, 2021, the Bank gave notice to its members that the amended Capital Plan will be implemented on April 19, 2021.
As authorized by the Board of Directors, the Bank will implement an activity-based capital stock investment requirement in an amount equal to 0.10 percent of the notional amount of letters of credit that are issued or renewed on and after April 19, 2021. The implementation of this activity-based capital stock investment requirement could reduce demand for the Bank’s letters of credit which, in turn, could reduce the Bank’s future profitability.
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
To manage the risks associated with a FHLBank’s AMA holdings, the Finance Agency expected each FHLBank to have, at a minimum, the following in place by December 31, 2020: (1) portfolio limits; (2) loan concentration limits; (3) third-party loan origination limits; and (4) pricing limits. For portfolio limits, the Finance Agency expects each FHLBank to have limits with respect to (i) maximum holdings of AMA, (ii) growth in AMA over defined periods of time (e.g., during a calendar year), and (iii) annual purchases from any single PFI. Among other things, PFI limits should provide reasonable assurance that a FHLBank’s smaller members (which, as compared to larger members, may not have the same capacity or access to sell loans in the secondary mortgage market) will be able to continue to sell AMA to the FHLBank during any given year, regardless of the amount of AMA purchased from that FHLBank’s larger members. Loan concentration limits should include, at a minimum, geographic area concentration and high-balance loan concentration.
It is possible that the limits established by the Bank in response to the AMA AB could over time have an effect on its ability to purchase mortgage loans from individual PFIs and in aggregate. If its mortgage loan acquisitions are ultimately limited by the AMA AB, the Bank’s financial condition and results of operations could be adversely impacted.
FHLBank Membership Request for Input
On February 24, 2020, the Finance Agency issued a Request for Input on FHLBank membership (the "Membership RFI"). The Membership RFI, as part of a holistic review of FHLBank membership, seeks public input on whether the Finance Agency's existing regulation on FHLBank membership remains adequate to ensure: (i) the FHLBank System remains safe and sound and able to provide liquidity to members in a variety of conditions and (ii) the advancement of the FHLBanks' housing finance and community development mission. The Finance Agency sought input on several broad questions relating to FHLBank membership requirements, as well as on certain more specific questions related to the implementation of the current membership regulation. Responses were due by no later than June 23, 2020.
Rulemaking actions, if any, that are taken by the Finance Agency as a result of the Membership RFI could impact membership eligibility and/or requirements, and ultimately the Bank's business and its business prospects.
Amendments to Stress Test Rule
On March 24, 2020, the Finance Agency published a final rule that amends its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the "EGRRCP Act"), to: (i) raise the minimum threshold for conducting periodic stress tests for entities regulated by the Finance Agency from those with consolidated assets greater than $10 billion to those with consolidated assets greater than $250 billion and (ii) remove the adverse scenario from the list of required scenarios. Under the final rule, none of the FHLBanks will be required to conduct periodic stress tests. However, the Finance Agency retains under its general supervisory powers the discretion to require stress testing by the FHLBanks if the Finance Agency determines that such testing would be useful. The amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Act stress testing requirements, as amended by the EGRRCP Act.
Finance Agency Final Rule on FHLBank Housing Goals Amendments
On June 3, 2020, the Finance Agency issued a final rule which amends the FHLBank housing goals regulation. Enforcement of the final rule, which became effective on August 24, 2020, will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20 percent of any mortgage loans that are purchased in a calendar year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal. Under this provision of the final rule, a target level of 50 percent of a FHLBank’s members that are selling mortgage loans to the FHLBank in a calendar year must be small members. The final rule provides that a FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any mortgage loans during a calendar year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.
The Bank is still evaluating the impact that this rule could have on its future purchase volumes.
Margin and Capital Requirements for Covered Swap Entities
On July 1, 2020, the OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency (collectively, the “Prudential Banking Regulators”) jointly published a final rule, which became effective on August 31, 2020, that amends regulations establishing minimum margin and capital requirements for non-cleared derivatives for covered swap entities under the jurisdiction of the Prudential Banking Regulators (the “Prudential Margin Rules”). In addition to other changes, the final rule: (1) allows non-cleared derivatives entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that such legacy derivatives are amended to replace an interbank offered rate (such as LIBOR) or another discontinued rate, or are otherwise modified due to other technical amendments such as reductions of notional amounts or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount ("ADANA") of non-cleared derivatives between $8 billion and $50 billion, and limits Phase 5 compliance to covered swap entities and their counterparties with an ADANA of non-cleared derivatives between $50 billion and $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.
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
Further, on January 5, 2021, the CFTC published a final rule, effective February 4, 2021, that primarily amends the minimum margin and capital requirements for non-cleared derivatives under the jurisdiction of the CFTC (the “CFTC Margin Rules”) by requiring covered entities to use a revised ADANA calculation beginning September 1, 2022. Among other things, the amendments require entities subject to the CFTC’s jurisdiction to calculate the ADANA for non-cleared derivatives during March, April and May of the current year, based on an average of month-end dates, as opposed to the previous rule which required the calculation of ADANA during June, July and August of the prior year, based on daily calculations. Parties will continue to be expected to exchange initial margin based on the ADANA totals as of September 1 of the current year. These amendments align with the recommendations of the Basel Committee on Banking Supervision and the Board of the International Organization of Securities Commissions. Separately, on January 25, 2021, the CFTC published a final rule, effective February 24, 2021, that amends the CFTC Margin Rules to permit covered swap entities to, among other things, maintain separate minimum transfer amounts (“MTA”) for initial margin and variation margin for each derivative counterparty, provided the combined MTA does not exceed $500,000.
While the Bank is not a covered swap entity under the Prudential Margin Rules, it transacts its non-cleared derivatives with covered swap entities and it is likely that it will have an aggregate notional amount of non-cleared derivatives between $8 billion and $50 billion when the initial margin requirements become effective on September 1, 2022 (at December 31, 2020, the aggregate notional balance of the Bank's non-cleared derivatives was $10.8 billion). If the Bank's aggregate notional balance of its non-cleared derivatives is between $8 billion and $50 billion on September 1, 2022, its obligation to post initial margin would occur when its unmargined exposure (excluding legacy derivatives) exceeds $50 million on a counterparty-by-counterparty basis. If the Bank is ultimately required to post initial margin, it anticipates that its costs of engaging in non-cleared derivatives may increase.
Amendment to the Preferred Stock Purchase Agreement (“PSPA”) Between the U.S. Treasury and Fannie Mae
On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement that amends the terms of their PSPA, which could impact PFIs that participate in the MPF Xtra program. Under the PSPA, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the amendment, which becomes effective on January 1, 2022, the Finance Agency (acting as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans that Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. MPF Xtra loans sold by the FHLBank of Chicago to Fannie Mae utilize this cash window process. Based on MPF Xtra volumes across the FHLBank System in 2020, the PSPA amendment would significantly curtail MPF Xtra cash window sales. While the amendment will negatively impact PFI’s ability to sell loans through the program unless a solution is developed, reduced volumes (and the resulting reduction in fees) would not be expected to have a significant impact on the Bank’s financial condition or results of operations.
FDIC Brokered Deposit Restrictions
On January 22, 2021, the FDIC published a final rule, which becomes effective on April 1, 2021, that amends its brokered deposit regulations that apply to less than well-capitalized insured depository institutions. The FDIC stated that the amendments are intended to modernize and clarify its brokered deposit regulations and establish a new framework for analyzing the deposit broker definition, which determines whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. Among other things, the amendments to the brokered deposit regulations clarify what it means to be engaged in the business of facilitating the placement of deposits and expand the scope of the primary purpose exception. The amendments are expected to have the effect of narrowing the definition of deposit broker and excluding more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception for businesses that do not meet one of several bright-line tests, and they affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering.
This rule could adversely affect demand for the Bank’s advances, but the extent to which advances demand could be impacted is uncertain.
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

Human Capital Resources
The Bank’s human capital is a significant contributor to the success of its strategic business objectives. In managing its human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.
Workforce Profile. The Bank’s workforce is comprised almost entirely of corporate employees, all but one of whom is located in one office in Irving, Texas. As of December 31, 2020, the Bank had 201 full-time employees and 2 part-time employees, of which 57 percent were male and 43 percent were female. At that date, 54 percent of the Bank’s workforce was minority and 46 percent was non-minority. The Bank is leanly staffed and its workforce has historically included a number of longer-tenured employees. The Bank strives to develop talent from within the organization and to supplement those efforts with external hires. The Bank believes that developing talent internally contributes to institutional strength and continuity and promotes loyalty and commitment among its employees, which furthers the Bank’s success. At the same time, adding new employees contributes to new ideas, continuous improvement, and the Bank’s goal of having a diverse and inclusive workforce. As of December 31, 2020, the average tenure of the Bank’s employees was 9 years. None of the Bank’s employees are subject to a collective bargaining agreement.
Total Rewards. The Bank seeks to attract, develop and retain talented employees to achieve its strategic business initiatives, enhance business performance and increase shareholder value. The Bank effects these objectives through a combination of benefits and employee wellness and development programs and by recognizing and rewarding performance. Specifically, the Bank’s programs include:
•Cash compensation that includes competitive salary and performance-based incentives
•Benefits – health insurance (including medical, dental, vision and prescription drug benefits), Teladoc Health services, health and dependent care flexible spending accounts, healthcare savings accounts with employer contribution, life and accidental death and dismemberment insurance, supplemental life insurance, short- and long-term disability, 401(k) retirement savings plan with employer match and, for a group of eligible employees, defined benefit pension benefits
•Wellness program – employee assistance program, exercise classes, onsite gym, smoothie and coffee bars
•Time away from work – time off for vacation, illness, personal, holiday and volunteer opportunities
•Culture – various employee resource/affinity groups, multiple cultural and inclusion initiatives, employee lounge with small meeting rooms, and outdoor meeting space with recreation activities
•Work/life balance – time off with full pay for bereavement, jury duty and court appearances; tuition reimbursement assistance for employees and their dependents and dependent tutoring through the Princeton Review
•Development programs and training – focused on leadership development, employee engagement, employee knowledge sharing, English as a Second Language, competency-based training and personal development programs, as well as a mentoring program, summer internship program, and fee reimbursement for external training programs.
The Bank’s Performance Management Program includes the use of Objectives and Key Results (“OKRs”) as well as annual performance reviews and quarterly discussions between managers and employees. The focus of the Performance Management Program is to encourage open dialogue between managers and employees to ensure that employees have the tools and training needed to do their best work.
The Bank is committed to the health, safety and wellness of its employees. In response to the COVID-19 pandemic, the Bank implemented significant operating environment changes, including safety protocols and procedures that it determined were in the best interests of the Bank’s employees. To that end, nearly all of the Bank’s employees have been working remotely since March 2020. For the few employees that have continued to work onsite, additional safety measures were put in place. Over the past 12 months, the Bank has conducted several employee surveys and numerous outreach activities to better understand employee needs and concerns. While working remotely, the Bank has held weekly townhall meetings to share information and provide educational opportunities for employees, among other things.
Diversity and Inclusion Program. Diversity and inclusion is a strategic business priority for the Bank. The Bank’s diversity and inclusion officer is a member of the executive management team who reports to the President and Chief Executive Officer and serves as a liaison to the Board of Directors. The Bank recognizes that diversity increases the capacity for innovation and creativity and that inclusion allows the Bank to: (i) leverage the unique perspectives of all employees and (ii) strengthen the Bank’s retention efforts. The Bank operationalizes its commitment to diversity and inclusion through the development and execution of a 3-year diversity and inclusion strategic plan that includes quantifiable metrics that are used to measure its performance. These performance metrics are regularly reported to executive management and the Board of Directors. The Bank offers various opportunities for its employees to connect and grow personally and professionally through its employee resource/affinity groups and it annually holds one or more diversity and inclusion events which, through various means, focus attention on diversity and inclusion topics. The Bank considers learning to be an important component of its diversity and inclusion strategy and, as such, it regularly offers related educational opportunities to its employees. The Bank evaluates inclusive behaviors as part of its annual employee performance reviews and it also includes diversity and inclusion as a key component of its annual incentive program to ensure organizational focus and accountability.
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
As described in its Strategic Business Plan, the Bank operates under a cooperative business model that is intended to maximize the overall value of membership in the Bank. This business model envisions that the Bank will limit and carefully manage its risk profile while generating sufficient profitability to maintain an appropriate level of retained earnings, to pay dividends on members' capital stock at rates at least sufficient to make members financially indifferent to holding the Bank's capital stock, and to absorb periodic earnings volatility related to hedging and derivatives or other external shocks. Consistent with this business model, the Bank places the highest priority on being able to meet its members’ liquidity and funding needs in all market environments.
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. All other things being equal, the Bank’s earnings are typically expected to rise and fall with the general level of market interest rates, particularly short-term money market rates, and the Bank's total capital and asset size. Other factors that could have an effect on the Bank’s future earnings include the level, volatility of and relationships between short-term money market rates such as federal funds, SOFR and one-month and three-month LIBOR; the availability and cost of the Bank’s short- and long-term debt relative to benchmark rates such as federal funds, SOFR, one- and three-month LIBOR, and long-term fixed mortgage rates; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the extent to which the Bank's members continue to sell mortgage loans to the Bank; and the impact of uncertain economic conditions and excess liquidity in the financial markets on the longer-term demand for the Bank’s credit products.
Demand for advances increased markedly in March and the first half of April 2020 in response to the COVID-19 outbreak. During the latter part of April, the Bank's advances began to decline and continued to do so throughout the remainder of 2020 and the beginning of 2021. During this time, the level of liquidity in the financial markets was significantly elevated due in large part to various initiatives that were undertaken by the Federal Reserve in response to the pandemic, which in turn dampened demand for the Bank's advances. Meanwhile, the Bank’s mortgage loan purchases declined significantly and are not expected to increase meaningfully until the Federal Reserve's current stimulus efforts are curtailed. It is possible that the Bank's advances could continue to fall if the level of liquidity in the financial markets remains elevated. Additional U.S. government stimulus in response to the ongoing COVID-19 pandemic, such as the recently enacted American Rescue Plan Act, could further increase the already elevated level of liquidity which could, in turn, diminish even further the current subdued demand for the Bank's advances. In addition, the future level of advances and the volume of the Bank's mortgage loan purchases could be adversely impacted depending upon the duration and severity of the current economic downturn resulting from the COVID-19 pandemic.
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

ITEM 1A. RISK FACTORS
General Economic Conditions
The COVID-19 pandemic and related developments have created substantial economic and financial disruptions and uncertainties, as well as operational challenges, which could increase our risk and adversely affect our business, financial condition, and results of operations.
The novel coronavirus known as COVID-19 was declared a global pandemic in March 2020. COVID-19, and the government and public actions taken in response to the pandemic, have caused significant economic and financial turmoil both in the U.S. and around the world, and have created substantial uncertainty about the future economic environment. In addition, the COVID-19 pandemic and related developments resulted in substantial disruptions in the financial markets, including dramatic increases in market volatility.
The ultimate impact of the pandemic, including the depth of the economic downturn and the timing and shape of the economic recovery, is highly uncertain. A prolonged economic downturn, or periods of significant economic and financial disruptions and uncertainties resulting from the COVID-19 pandemic could adversely affect the livelihood of MPF borrowers or members’ customers. Significant borrower defaults on loans made by our members could occur and these defaults could cause members to fail. If one or more member institutions fail, and if the value of the collateral pledged to secure advances and/or other extensions of credit from us has declined below the amount borrowed, we could incur a credit loss that would adversely affect our financial condition and results of operations. A decline in the local economies in which our members operate could reduce members’ needs for funding, which could reduce demand for our advances. We could be adversely impacted by the reduction in business volume that would arise either from the failure of one or more of our members or from a decline in member funding needs. Our financial condition and results of operations could also be adversely impacted if one or more of the major financial institutions with whom we conduct business were to fail as a result of the ongoing dislocation in the financial markets.
In addition, we have implemented temporary relief provisions for certain MPF borrowers that are experiencing an economic hardship as a result of the COVID-19 pandemic, including temporary moratoriums on foreclosures and evictions as well as temporary alternative underwriting procedures for new MPF loans, which may result in increased credit risk. The protections we have in place for our MPF loans may not be sufficient to prevent us from incurring losses on loans to borrowers who are no longer able to make payments due to a decline in or loss of income as a result of the economic fallout from the pandemic.
In response to the pandemic, the Federal Reserve took a number of emergency actions to help facilitate liquidity and support stability in the fixed-income markets, resulting in substantial deposit growth for some of our members and reduced demand for our advances. It is possible that our advances could continue to fall if the level of liquidity in the financial markets remains elevated. Additional U.S. government stimulus in response to the ongoing COVID-19 pandemic, if any, could further increase the already elevated level of liquidity which could, in turn, diminish even further the current subdued demand for our advances.
During a portion of 2020, our access to the market for consolidated obligations was adversely impacted as a result of reduced demand for our longer-term debt. The disruptions to interest rates, credit spreads, and the availability of funds in the fixed income market in connection with the COVID-19 pandemic adversely affected our cost of funding, as well as the valuation of and the yields on our assets. The future effects of the COVID-19 pandemic on the financial markets is uncertain. Any negative changes in our cost of funding and the yields on our assets, combined with our need to maintain sufficient liquidity in order to meet member demand and regulatory requirements, could cause compression in our net interest income and net interest margin. Further, to the extent interest rates continue to be low or if they become negative, our business and profitability could be adversely affected.
Further, actions such as shelter-in-place, stay-at-home or similar orders, travel restrictions, and business shutdowns as a result of the COVID-19 pandemic have led to substantial changes in normal business practices, such as the implementation of work-from-home arrangements for our employees, as well as many of our members, counterparties and third-party service providers. These actions, together with the direct and indirect impact of COVID-19 infections, have resulted in, and may continue to result in operational challenges, including increased risk of operational errors, lost business opportunities and/or higher costs, all of which could adversely impact our financial condition and results of operations.
The extent to which the COVID-19 pandemic may continue to impact our business, financial condition and results of operations will depend on many factors that remain highly uncertain and difficult to predict, including, but not limited to: the duration, spread, and severity of the pandemic; additional fiscal stimulus and other measures taken in response to the pandemic; the actions taken to contain the pandemic, including the effectiveness of related vaccines and treatments; and how quickly and to what extend normal economic and operating conditions can resume.

Interest Rate Risk
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
In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intended to stop persuading or compelling banks to voluntarily submit LIBOR rates after 2021, and that the FCA would support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate (or rates). On March 5, 2021, the FCA announced the dates that panel bank submissions for all LIBOR settings will cease, after which representative LIBOR rates will no longer be available. While the FCA confirmed that many LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, one-month and three-month U.S. dollar LIBOR, the settings that apply to our LIBOR-indexed financial instruments, will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. Although the FCA does not expect one-month and three-month U.S. dollar LIBOR to become unrepresentative before June 30, 2023 and it intends to consult on requiring the administrator of LIBOR to continue publishing one-month and three-month U.S. dollar LIBOR on a non-representative, synthetic basis for a period after June 30, 2023, there is no assurance that these LIBOR rates will continue to be published or be representative through any particular date.
As noted throughout this report, many of our assets and liabilities are indexed to LIBOR. As of December 31, 2020, we had $28.7 billion (par/notional value) of financial instruments that are indexed to LIBOR and which mature after June 30, 2023. The vast majority of these instruments were derivatives.
Financial services regulators and industry groups, including the International Swaps and Derivatives Association ("ISDA"), have been evaluating and are continuing to evaluate the phase-out of LIBOR and the development of alternative interest rate indices or reference rates. In 2017, the Alternative Reference Rates Committee (“ARRC”) selected the Secured Overnight Financing Rate ("SOFR"), a broad measure of overnight Treasury financing transactions, as a replacement for U.S. dollar LIBOR. In 2018, the Federal Reserve Bank of New York began publishing SOFR rates and several market participants, including the FHLBank System, began issuing variable-rate debt securities indexed to SOFR. Since that time, market activity in SOFR-linked financial instruments has continued to increase. In 2020, our two derivative clearinghouse counterparties converted to SOFR discounting for purposes of valuing derivative positions and determining daily settlement amounts. In addition, ISDA published its Interbank Offered Rate ("IBOR") Fallbacks Protocol, which contains standardized contractual language to help the users of derivatives automatically transition from LIBOR to SOFR. All of our bilateral derivative counterparties have adopted ISDA's LIBOR protocol and our clearinghouse counterparties have incorporated this language into their rulebooks. In January 2021, the clearinghouses opened consultations regarding the possibility of terminating a substantial portion of their LIBOR-based derivatives prior to the cessation date and replacing them with SOFR-linked derivatives.

The market transition from LIBOR to SOFR is expected to be complicated, including the development of term SOFR rates and credit adjustments to accommodate differences between LIBOR and SOFR. During the transition period, LIBOR may exhibit increased volatility or become less representative, and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. The use of an alternative reference rate such as SOFR (and the transition to that rate) will likely create challenges for us with respect to our asset liability management activities including, but not limited to, managing the transition-related basis risk. While market activity in SOFR-linked financial instruments has continued to increase, there can be no assurance that SOFR-linked products will be available to meet our needs in a timely manner. Due to these uncertainties, we are unable to predict at this time the impact the transition from LIBOR to an alternative reference rate (or rates) could have on our business, risk management practices (including, but not limited to, our hedging activities), financial condition and results of operations.
Credit Risk
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
We are exposed to credit risk from our MPF loans held in portfolio and our secured and unsecured investment portfolio. A deterioration of economic conditions, declines in residential real estate values, changes in monetary policy or other events that could negatively impact the economy and the markets as a whole could lead to borrower defaults, which in turn could cause us to incur losses on our MPF loans and/or our investment portfolio. If delinquencies, default rates and loss severities on residential mortgage loans increase, and/or there is a decline in residential real estate values, we could experience losses on our MPF loans held in portfolio and/or our holdings of non-agency mortgage-backed securities. Further, we could experience losses on our agency mortgage-backed securities if, following a default, the guarantor elects to repurchase the security at its par value. In this instance, the Bank could incur a loss if the amortized cost basis of the investment exceeds its par value.
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
Credit Market Conditions and Funding Risk
Changes in overall credit market conditions and/or competition for funding may adversely affect our cost of funds and our access to the capital markets.
The cost of our consolidated obligations depends in part on prevailing conditions in the capital markets at the time of issuance, which are generally beyond our control. For instance, a decline in overall investor demand for debt issued by the FHLBanks and similar issuers could adversely affect our ability to issue consolidated obligations on favorable terms or in amounts that are sufficient to meet our funding needs. Investor demand is influenced by many factors including changes or perceived changes in general economic conditions, changes in investors’ risk tolerances or balance sheet capacity, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. Credit market disruptions similar to those that occurred during the period from late 2007 through early 2009 and those that occurred during the first half of 2020 as a result of the COVID-19 crisis tend to dampen investor demand for longer-term debt, including longer-term FHLBank consolidated obligations, making it more difficult for us to match the maturities of our assets and liabilities. In addition, changes in the relationships between the cost of our consolidated obligations and interest rate swaps could increase our net cost of funds, which could negatively impact our results of operations. Further, higher long-term debt costs and/or lack of demand for our long-term debt at attractive prices (or at all) could cause us to fund some long-term assets with short-term debt, creating mismatches between the maturities of our assets and liabilities. Such mismatches expose us to refinancing risk, which is the risk that we may have difficulty rolling over our short-term obligations if market conditions change and/or investor demand for our debt is suddenly insufficient to satisfy our funding needs.
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
We typically issue consolidated obligations almost every day. We also maintain access to other sources of contingent liquidity. As more fully described in the Liquidity and Capital Resources section of this report, we currently manage our liquidity to ensure that, at a minimum, we maintain 20 calendar days or more of positive daily cash balances (or such higher or lower number of days as the Finance Agency may from time to time require us to maintain) assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. However, if we were unable to issue consolidated obligations for a relatively short period of time and our other sources of contingent liquidity were either not available or were not available in sufficient quantities, our ability to meet our obligations and otherwise conduct our operations would be compromised.
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
Derivatives and Hedging Activities
Changes in our access to the interest rate derivatives market on acceptable terms may adversely affect our ability to maintain our current hedging strategies.
We actively use derivative instruments to manage interest rate risk. The effectiveness of our interest rate risk management strategy depends to a significant extent upon our ability to enter into these instruments with acceptable counterparties in the necessary quantities and under satisfactory terms to hedge our corresponding assets and liabilities. We currently enjoy ready access in the over-the-counter ("OTC") derivatives market for uncleared interest rate derivatives through a diverse group of investment grade rated counterparties. Several factors could have an adverse impact on our access to the OTC derivatives market, including changes in our credit rating, changes in the current counterparties’ credit ratings, reductions in our counterparties’ allocation of resources to the interest rate derivatives business, and changes in the liquidity of that market created by a variety of regulatory or market factors. If mergers involving our financial institution counterparties were to occur, it could increase our concentration risk with respect to counterparties in the industry. Further, defaults by, or even negative rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide disruptions in which it may be difficult for us to find acceptable counterparties for such transactions. If changes in our access to the derivatives market result in our inability to manage our hedging activities efficiently and economically, we may be unable to find economical alternative means to manage our interest rate risk effectively, which could adversely affect our financial condition and results of operations.
Many of the derivative transactions that we enter into are required to be cleared through a third-party clearinghouse, which exposes us to credit risk to other parties that we do not have when transacting in the OTC market. In addition, many of the other derivatives that we continue to trade in the OTC market could eventually be subject to central clearing. For our derivative transactions that are not cleared, we will be subject to an initial margin requirement beginning in September 2022 if those transactions have an aggregate notional balance of $8 billion or more and, on a counterparty-by-counterparty basis, our unmargined exposure exceeds $50 million (for additional discussion, see the Legislative and Regulatory Developments section in Item 1. Business). If applicable, this requirement may increase our hedging costs, which would negatively impact our results of operations.
Business Volume
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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Since 2005, our quarter-end advances balances (at par value) have ranged from a low of $15.2 billion at March 31, 2014 to a high of $67.9 billion at September 30, 2008. At December 31, 2020, our outstanding advances (at par value) were $31.9 billion. High deposit levels and/or low demand for loans at member institutions could limit members’ needs for funding. A decline in the demand for advances, if significant, could negatively affect our results of operations.
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
Regulation
Changes in the regulatory environment could negatively impact our operations and financial results and condition.
We could be materially adversely affected by the adoption of new laws, policies, regulations or directives or changes in existing laws, policies, regulations or directives, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment. For instance, since 2013, several housing reform proposals have been introduced by members of the U.S. Congress. It is not possible to determine if or when legislation regarding housing reform will be enacted, nor are the ultimate provisions of any such legislation determinable at this time. To the extent that legislation is enacted, it is possible that the FHLBanks could be impacted. Further, in recent years, the Finance Agency has taken a number of actions through regulations and other directives that have restricted or otherwise constrained how we manage and operate our business and it is possible that additional restrictions and/or constraints could be imposed upon us in the future. Among other things, these restrictions and constraints have limited our product offerings and are expected to limit our future investment activities.
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
Moreover, the Finance Agency has significant supervisory authority over us and may impose various limitations and restrictions on us, our operations, and our capital management as it deems appropriate to ensure our safety and soundness, and the safety and soundness of the FHLBank System. Among other things, the Finance Agency may impose higher capital requirements on us that might include, but not be limited to, the imposition of a minimum retained earnings requirement, and may suspend or otherwise limit stock repurchases, redemptions and/or dividends. In December 2019, the Finance Agency directed us (and other similarly situated FHLBanks) to amend our capital plan for the purpose of including an activity-based capital stock investment requirement for letters of credit (for additional discussion, see the Legislative and Regulatory Developments section in Item 1. Business).

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
There is no guarantee, however, that we will be able to redeem stock held by a shareholder even at the end of the redemption period. If the redemption or repurchase of the stock would cause us to fail to meet our minimum capital requirements, then the redemption or repurchase is prohibited by Finance Agency regulations and our capital plan. Likewise, under such regulations and the terms of our capital plan, we could not honor a member’s capital stock redemption notice if the redemption would cause the member to fail to maintain its minimum investment requirement. Moreover, because our stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its stock to another member, there can be no assurance that a member would be allowed to sell or transfer any excess stock to another member at any point in time.
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
General Risk Factors
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
Portions of our district are subject to risks from hurricanes, tornadoes, floods and other natural disasters and the impact of climate change could increase the frequency of these events. Further, the entire district is subject to the risk of a pandemic. In addition to natural disasters, our business could also be negatively impacted by man-made disasters.
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
In the aftermath of a natural or man-made disaster or during or after a pandemic, significant borrower defaults on loans made by our members could occur and these defaults could cause members to fail. If one or more member institutions fail, and if the value of the collateral pledged to secure advances and/or other extensions of credit from us has declined below the amount borrowed, we could incur a credit loss that would adversely affect our financial condition and results of operations. A decline in the local economies in which our members operate could reduce members’ needs for funding, which could reduce demand for our advances. We could be adversely impacted by the reduction in business volume that would arise either from the failure of one or more of our members or from a decline in member funding needs. In addition, it is possible that the protections we have in place for our MPF loans including, but not limited to, borrowers' equity, PMI, hazard insurance and, if applicable, flood insurance, along with MPF credit enhancements, may not be sufficient to prevent us from incurring losses on loans that are secured by properties located in areas that are affected by a natural or man-made disaster. Similarly, the protections we have in place for our MPF loans may not be sufficient to prevent us from incurring losses on loans to borrowers who are no longer able to make payments due to a decline in or loss of income as a result of the economic fallout from a disaster or pandemic.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 4, 2021, the Bank had 799 shareholders and 20,960,557 shares of capital stock outstanding.
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
By way of example, the Bank’s fourth quarter 2020 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.16 percent (a rate equal to average one-month LIBOR for the third quarter of 2020) and 1.16 percent (a rate equal to average one-month LIBOR for the third quarter of 2020 plus 1.0 percent), respectively. The annualized dividend rates of 0.16 percent and 1.16 percent were applied to shareholders' average balances of Class B-1 Stock and Class B-2 Stock, respectively, which were held during the period from July 1, 2020 through September 30, 2020.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2020 and 2019.
DIVIDENDS PAID
(dollars in thousands)

	2020		2019
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$15,027	2.381%	$19,123	2.955%
Second Quarter	12,416	1.987%	19,326	3.069%
Third Quarter	6,879	0.991%	19,210	3.030%
Fourth Quarter	4,267	0.731%	18,264	2.768%

Total Dividends Paid During the Year	$38,589		$75,923
____________________________________
(1)Amounts exclude (in thousands) $39, $30, $10 and $31 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2020, respectively. For financial reporting purposes, these dividends were classified as interest expense.
(2)Amounts exclude (in thousands) $50, $51, $54 and $46 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2019, respectively. For financial reporting purposes, these dividends were classified as interest expense.
(3)Reflects the annualized rate paid on all of the Bank’s average capital stock outstanding regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock. Rates represent the blended rates paid on Class B-1 and Class B-2 stock (computed as the total dividend paid divided by the aggregate average balance of both classes of stock).
The following table sets forth the annualized dividend rates that were paid on Class B-1 and Class B-2 Stock during the years ended December 31, 2020 and 2019.

	2020		2019
	Class B-1	Class B-2	Class B-1	Class B-2
First Quarter	1.79%	2.79%	2.35%	3.35%
Second Quarter	1.40%	2.40%	2.50%	3.50%
Third Quarter	0.35%	1.35%	2.44%	3.44%
Fourth Quarter	0.16%	1.16%	2.18%	3.18%
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank's estimated market value of equity. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2020, calls for the Bank to maintain a total retained earnings balance of at least $543 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2020 retained earnings balance of $1.408 billion exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.

On March 22, 2021, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of additional shares of Class B-1 Stock for the first quarter of 2021 at annualized rates of 0.15 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2020) and 1.15 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2020 plus 1.0 percent), respectively. The first quarter 2021 dividends, to be applied to average Class B-1 Stock and Class B-2 Stock held during the period from October 1, 2020 through December 31, 2020, will be paid on March 30, 2021.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Balance sheet (at year end)
Advances	$32,478,944	$37,117,455	$40,793,813	$36,460,524	$32,506,175
Investments (1)	25,660,696	33,918,055	29,551,929	30,941,464	25,419,421
Mortgage loans	3,426,611	4,076,613	2,185,996	878,123	124,102
Allowance for credit losses on mortgage loans	3,925	1,149	493	271	141
Total assets	64,912,526	75,381,605	72,773,290	68,524,301	58,212,077
Consolidated obligations — discount notes	22,171,296	34,327,886	35,731,713	32,510,758	26,941,782
Consolidated obligations — bonds	37,112,721	35,745,827	31,931,929	31,376,858	26,997,487
Total consolidated obligations(2)	59,284,017	70,073,713	67,663,642	63,887,616	53,939,269
Mandatorily redeemable capital stock(3)	13,864	7,140	6,979	5,941	3,417
Capital stock — putable	2,101,380	2,466,242	2,554,888	2,317,937	1,930,148
Unrestricted retained earnings	1,174,359	1,038,533	932,675	832,826	745,104
Restricted retained earnings	233,886	194,144	148,692	108,937	78,880
Total retained earnings	1,408,245	1,232,677	1,081,367	941,763	823,984
Accumulated other comprehensive income	47,260	99,049	128,001	220,326	63,210
Total capital	3,556,885	3,797,968	3,764,256	3,480,026	2,817,342
Dividends paid(3)	38,589	75,923	59,171	32,508	17,668
Income statement
Net interest income after provision for mortgage loan losses(4)	$309,979	$293,175	$310,466	$237,438	$165,030
Other income(4)	32,159	56,320	1,961	22,483	7,824
Other expense	121,342	96,965	91,555	92,924	84,574
Assessments	22,087	25,272	22,097	16,710	8,831
Net income	198,709	227,258	198,775	150,287	79,449
Performance ratios
Net interest margin(4)(5)	0.43%	0.41%	0.45%	0.39%	0.31%
Net interest spread (4)(6)	0.39%	0.28%	0.34%	0.33%	0.28%
Return on average assets	0.28%	0.32%	0.29%	0.25%	0.15%
Return on average equity	5.41%	5.96%	5.22%	4.75%	3.16%
Return on average capital stock (7)	8.17%	8.90%	7.86%	7.04%	4.44%
Total average equity to average assets	5.11%	5.35%	5.60%	5.20%	4.75%
Regulatory capital ratio(8)	5.43%	4.92%	5.01%	4.77%	4.74%
Dividend payout ratio (3)(9)	19.42%	33.41%	29.77%	21.63%	22.24%
Interest rates
Average effective federal funds rate (10)	0.37%	2.16%	1.83%	1.00%	0.39%
Average one-month LIBOR (11)	0.52%	2.22%	2.02%	1.11%	0.50%
Average three-month LIBOR (11)	0.65%	2.33%	2.31%	1.26%	0.74%

____________________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2020, 2019, 2018, 2017 and 2016, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $747 billion, $1.026 trillion, $1.032 trillion, $1.034 trillion and $989 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $59.2 billion, $70.1 billion, $68.0 billion, $64.1 billion and $54.1 billion, respectively. The Bank records on its statement of condition only that portion of the consolidated obligations for which it has received the proceeds.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $110 thousand, $201 thousand, $73 thousand, $91 thousand and $28 thousand for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(4)The Bank adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") on January 1, 2019. In accordance with ASU 2017-12, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Prior to the adoption of ASU 2017-12, the Bank recorded fair value hedge ineffectiveness in other income (loss). Because prior period amounts have not been reclassified to conform to the new presentation requirements, net interest income after provision for mortgage loan losses, other income (loss), net interest margin and net interest spread for the years ended December 31, 2020 and 2019 are not comparable to prior periods. Fair value hedge ineffectiveness reduced net interest income by $15.0 million and $17.9 million for the years ended December 31, 2020 and 2019, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 61 of this report.
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
(10)Rates obtained from the Federal Reserve Statistical Release.
(11)Rates obtained from Bloomberg.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2020, 2019 and 2018 beginning on page F-1 of this Annual Report on Form 10-K.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank's debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, changes in the financial health of the Bank’s members or non-member borrowers and the ongoing effects from the COVID-19 pandemic. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a GSE, or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see Item 1A. Risk Factors. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of predominately conventional mortgage loans that have been acquired through the MPF Program administered by the FHLBank of Chicago. Substantially all of the loans were acquired during the period from 2016 to 2020 and all of those loans are conventional loans. The remainder of the portfolio (less than one percent of the unpaid principal balance) is comprised of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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

Financial Market Conditions
Economic growth in the United States expanded moderately during 2019 and 2018. During 2020, economic growth in the United States was negatively impacted by the novel coronavirus known as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has caused significant economic and financial turmoil both in the U.S. and around the world. Although vaccinations have recently begun, it is not possible at this time to estimate how long it will take to halt the spread of the virus or the longer-term effects that COVID-19 could have on the Bank's business. Many businesses in the Bank's district and across the U.S. were forced to shut down or limit operations during portions of 2020 in an attempt to slow the spread of the virus. Despite signs that the virus is continuing to spread, albeit at a slower rate, many of these previously closed businesses have been allowed to reopen while others have been permitted to increase capacity.
During 2020, the gross domestic product decreased at annual rates of 5.0 percent and 31.4 percent during the first and second quarters of 2020, respectively, before increasing at annual rates of 33.4 percent and 4.1 percent during the third and fourth quarters of 2020, respectively. The increase in gross domestic product during the second half of 2020 reflected continued efforts to reopen businesses and resume activities that had been postponed or restricted due to COVID-19. For the full year, the gross domestic product decreased 3.5 percent. In comparison, the gross domestic product increased 3.0 percent and 2.2 percent in 2018 and 2019, respectively. During 2020, unemployment claims increased dramatically during the second quarter of 2020 as employers laid off workers in response to the significant reduction in economic activity. By the end of April 2020, the unemployment rate surged to 14.8 percent before declining to 11.1 percent at June 30, 2020, 7.8 percent at September 30, 2020 and 6.7 percent at the end of 2020. In comparison, the nationwide unemployment rate as of December 31, 2017, 2018 and 2019 was 4.1 percent, 3.9 percent and 3.6 percent, respectively. Both housing prices and home sales increased in most major metropolitan areas during 2020, primarily due to low mortgage rates and low inventories of both new and pre-owned homes. During 2018 and 2019, housing prices increased in most major metropolitan areas, while home sales were slower in many markets.
Throughout 2018, the Federal Open Market Committee ("FOMC") raised its target for the federal funds rate in 0.25 percent increments from a range between 1.25 percent and 1.50 percent at the beginning of 2018 to a range of 2.25 percent to 2.50 percent at the end of 2018. In light of the implications of global developments for the economic outlook in 2019, as well as muted inflation pressures at that time, the FOMC lowered its target for the federal funds rate in 0.25 percent increments to a range between 1.50 percent and 1.75 percent at the end of 2019. In an unscheduled meeting held on March 3, 2020, the FOMC stated that the COVID-19 outbreak posed evolving risks to economic activity and, in support of achieving its maximum employment and price stability goals, it decided to lower the target range for the federal funds rate by 50 basis points, to a range between 1.00 percent and 1.25 percent, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the federal funds rate in another unscheduled meeting, this time to a target range between 0 percent and 0.25 percent, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. At its most recent scheduled meeting held on March 16/17, 2021, the FOMC maintained the target for the federal funds rate at a range between 0 percent and 0.25 percent and stated that it expects to maintain this target range until labor market conditions have reached levels consistent with the FOMC’s assessments of maximum employment and inflation has risen to two percent and is on track to moderately exceed two percent for some time.
In late 2017, the FOMC began implementing a balance sheet normalization program, which was designed to gradually reduce the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. During 2019, the FOMC first slowed the pace of this program and then concluded the program in August 2019. In 2020, in response to the instability caused by the COVID-19 pandemic, the FOMC stated that, to support the smooth functioning of markets for Treasury securities and agency MBS that are central to the flow of credit to households and businesses, it would increase its holdings of Treasury securities by at least $500 billion and its holdings of agency MBS by at least $200 billion and would reinvest all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS. In March 2021, the FOMC further stated that it will continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency mortgage-backed securities by at least $40 billion per month until substantial further progress has been made toward the Committee’s maximum employment and price stability goals.
Due to the dramatic increase in volatility across the global capital markets that occurred in response to the COVID-19 pandemic, the Federal Reserve also undertook a number of other emergency actions. Notably, the Federal Reserve increased substantially its provision of liquidity to the repo and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs.
One-month and three-month LIBOR rates were 1.56 percent and 1.69 percent, respectively, at the end of 2017. One-month and three-month LIBOR increased to 2.50 percent and 2.81 percent, respectively, at the end of 2018, and then declined to 1.76 percent and 1.91 percent, respectively, at the end of 2019. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest that inter-bank lending markets were reasonably stable during 2018 and 2019. In the weeks before and after the FOMC's early March reduction in the federal funds target rate, interest rates declined significantly. SOFR declined by 145 basis points during the first six months of 2020, from 1.55 percent to 0.10 percent. One-month and three-month LIBOR also declined during the first six months of 2020, with one-month and three-month LIBOR ending the second quarter at 0.16 percent and 0.30 percent, respectively. During the second half of 2020, the decline in short-term interest rates abated somewhat. SOFR declined by 3 basis points (to 0.07 percent) and one-month and three-month LIBOR declined by 2 basis points and 6 basis points, respectively (to 0.14 percent and 0.24 percent, respectively).
The following table presents information on various market interest rates at December 31, 2020 and 2019 and various average market interest rates for the years ended December 31, 2020, 2019 and 2018.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2020	2019	2020	2019	2018
Federal Funds Target (1)	0.25%	1.75%	0.53%	2.28%	1.91%
Average Effective Federal Funds Rate (2)	0.09%	1.55%	0.37%	2.16%	1.83%
SOFR (1)	0.07%	1.55%	0.36%	2.20%	1.98%
1-month LIBOR (1)	0.14%	1.76%	0.52%	2.22%	2.02%
3-month LIBOR (1)	0.24%	1.91%	0.65%	2.33%	2.31%
2-year LIBOR (1)	0.20%	1.70%	0.48%	2.03%	2.75%
5-year LIBOR (1)	0.43%	1.73%	0.59%	1.96%	2.87%
10-year LIBOR (1)	0.93%	1.90%	0.88%	2.09%	2.96%
3-month U.S. Treasury (1)	0.09%	1.55%	0.36%	2.11%	1.97%
2-year U.S. Treasury (1)	0.13%	1.58%	0.39%	1.97%	2.53%
5-year U.S. Treasury (1)	0.36%	1.69%	0.53%	1.95%	2.75%
10-year U.S. Treasury (1)	0.93%	1.92%	0.89%	2.14%	2.91%
____________________________________
(1)Source: Bloomberg
(2)Source: Federal Reserve Statistical Release

2020 In Summary
•The Bank ended 2020 with total assets of $64.9 billion compared with $75.4 billion at the end of 2019. The $10.5 billion decrease in total assets was attributable primarily to decreases in the Bank's short-term liquidity portfolio ($4.9 billion), advances ($4.6 billion), mortgage loans held for portfolio ($0.7 billion) and its long-term held-to-maturity securities portfolio ($0.3 billion).
•Total advances at December 31, 2020 were $32.5 billion, compared to $37.1 billion at the end of 2019.
•Mortgage loans held for portfolio decreased from $4.1 billion at December 31, 2019 to $3.4 billion at December 31, 2020.
•The Bank’s net income for 2020 was $198.7 million, which represented a return on average capital stock of 8.17 percent. In comparison, the Bank's net income for 2019 was $227.3 million, which represented a return on average capital stock of 8.90 percent for that year. For discussion and analysis of the decrease in net income, see the section entitled "Results of Operations" beginning on page 61 of this report.
•At all times during 2020, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $1.408 billion at December 31, 2020 from $1.233 billion at December 31, 2019. Retained earnings represented 2.2 percent and 1.6 percent of total assets at December 31, 2020 and 2019, respectively. At December 31, 2020, the balance of the Bank's restricted retained earnings account was $233.9 million.
•In 2020, the Bank paid dividends totaling $38.6 million, which, based on the applicable average capital stock balances, equated to an overall blended rate of 1.52 percent for the year.

Financial Condition
The following table provides selected period-end balances as of December 31, 2020, 2019 and 2018, as well as selected average balances for the years ended December 31, 2020, 2019 and 2018. As shown in the table, the Bank’s total assets decreased by 13.9 percent (or $10.5 billion) during the year ended December 31, 2020 after increasing by 3.6 percent (or $2.6 billion) during the year ended December 31, 2019. The decrease in total assets during the year ended December 31, 2020 was attributable primarily to decreases in the Bank's short-term liquidity portfolio ($4.9 billion), advances ($4.6 billion), mortgage loans held for portfolio ($0.7 billion) and long-term held-to-maturity securities portfolio ($0.3 billion). As the Bank’s assets decreased, the funding for those assets also decreased. During the year ended December 31, 2020, total consolidated obligations decreased by $10.8 billion, as consolidated obligation discount notes decreased by $12.2 billion and consolidated obligation bonds increased by $1.4 billion.
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
The activity in each of the major balance sheet captions is discussed in the sections following the table. Activity for the year ended December 31, 2018 is discussed in the Bank's Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on March 25, 2020 (the "2019 10-K").

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2020			December 31, 2019			Balance at December 31, 2018
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$32,479	$(4,638)	(12.5)%	$37,117	$(3,677)	(9.0)%	$40,794

Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	3,100	3,100	*	—	—	*	—
Interest-bearing deposits	759	(911)	(54.6)	1,670	(830)	(33.2)	2,500
Securities purchased under agreements to resell	1,000	(3,310)	(76.8)	4,310	(1,905)	(30.7)	6,215
Federal funds sold	915	(3,590)	(79.7)	4,505	2,774	160.3	1,731
Trading securities
U.S. Treasury Notes	1,872	(2,554)	(57.7)	4,426	2,709	157.8	1,717
U.S. Treasury Bills	3,316	2,388	257.3	928	928	*	—
Total short-term liquidity holdings	10,962	(4,877)	(30.8)	15,839	3,676	30.2	12,163

Long-term investments
Trading securities (U.S. Treasury Note)	113	7	6.6	106	5	5.0	101
Available-for-sale securities	16,788	21	0.1	16,767	942	6.0	15,825
Held-to-maturity securities	897	(309)	(25.6)	1,206	(256)	(17.5)	1,462
Total long-term investments	17,798	(281)	(1.6)	18,079	691	4.0	17,388

Mortgage loans held for portfolio, net	3,423	(652)	(16.0)	4,075	1,889	86.4	2,186
Total assets	64,913	(10,469)	(13.9)	75,382	2,609	3.6	72,773

Consolidated obligations
Consolidated obligations — bonds	37,113	1,367	3.8	35,746	3,814	11.9	31,932
Consolidated obligations — discount notes	22,171	(12,157)	(35.4)	34,328	(1,404)	(3.9)	35,732
Total consolidated obligations	59,284	(10,790)	(15.4)	70,074	2,410	3.6	67,664

Mandatorily redeemable capital stock	14	7	100.0	7	—	—	7
Capital stock	2,101	(365)	(14.8)	2,466	(89)	(3.5)	2,555
Retained earnings	1,408	175	14.2	1,233	152	14.1	1,081

Average total assets	71,928	605	0.8	71,323	3,248	4.8	68,075
Average capital stock	2,433	(121)	(4.7)	2,554	25	1.0	2,529
Average mandatorily redeemable capital stock	23	16	228.6	7	3	75.0	4
____________________________________
*    The percentage increase is not meaningful.
(1)     Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2020, 2019 and 2018.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$19,415	61%	$23,502	64%	$26,105	64%
Insurance companies	7,111	22	6,802	18	6,394	16
Credit unions	3,316	10	2,244	6	3,459	9
Savings institutions	1,889	6	4,185	11	4,631	11
Community Development Financial Institutions	25	—	21	—	16	—
Total member advances	31,756	99	36,754	99	40,605	100
Housing associates	154	1	172	1	170	—
Non-member borrowers	5	—	18	—	17	—
Total par value of advances	$31,915	100%	$36,944	100%	$40,792	100%
Total par value of advances outstanding to CFIs (1)	$5,034	16%	$4,490	12%	$5,869	14%
____________________________________
(1)The figures presented above reflect the advances outstanding to CFIs as of December 31, 2020, 2019 and 2018 based upon the definitions of CFIs that applied as of those dates.

The Bank's advances balances (at par value) decreased $5.0 billion during 2020. After declining during the first two months of 2020, demand for advances increased markedly in March and the first half of April 2020 in response to the COVID-19 outbreak. The Bank believes the unsettled nature of the credit markets at that time led some members to increase their borrowings in order to increase their liquidity. As part of a broader COVID-19 Relief Program, the Bank made available $5.0 billion of below-market rate advances in mid-April. The vast majority of these fixed-rate advances had a term of six months and all were prepayable without a prepayment fee. During the latter part of April, the Bank's advances began to decline and continued to do so through the end of 2020. During this time, the level of liquidity in the financial markets was significantly elevated due in large part to the various initiatives that were undertaken by the Federal Reserve in response to the pandemic, which in turn dampened demand for the Bank's advances. All of the below-market rate advances referred to above were fully repaid in 2020.
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
While it is difficult to predict the future level of advances, it is possible that the Bank's advances could continue to fall if the level of liquidity in the financial markets remains elevated. Additional U.S. government stimulus in response to the ongoing COVID-19 pandemic, such as the recently enacted American Rescue Plan Act, could further increase the already elevated level of liquidity which could, in turn, diminish even further the current subdued demand for the Bank's advances. Beyond the elevated level of liquidity, the future level of advances could also be negatively impacted depending upon the duration and severity of the current economic downturn resulting from the COVID-19 pandemic.
Advances (at par value) decreased $3.8 billion during 2019 due primarily to decreases in overnight and short-term advances. Texas Capital Bank, N.A., the Bank's largest borrower at December 31, 2018, and Iberiabank, the Bank's fifth largest borrower at December 31, 2018, reduced their advances by $1.5 billion and $1.0 billion, respectively, in 2019. Advances declined broadly across the Bank's membership in 2019, as almost 70 percent of the Bank's borrowers reduced their borrowings during the year. The Bank believes the decline in advances was due in part to increases in members' liquidity levels, which were primarily the result of growth in their deposits and reduced lending activity.
At December 31, 2020, advances outstanding to the Bank’s five largest borrowers totaled $12.3 billion, representing 38.6% percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2020.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2020
Name	Par Value of Advances	Percent of Total Par Value of Advances
American General Life Insurance Company	$3,148	9.9%
Texas Capital Bank, N.A.	3,000	9.4
Comerica Bank	2,800	8.8
Life Insurance Company of the Southwest	2,048	6.4
Simmons Bank	1,308	4.1
	$12,304	38.6%
As of December 31, 2019 and 2018, advances outstanding to the Bank's five largest borrowers comprised $13.5 billion (36.5 percent) and $15.4 billion (38 percent), respectively, of the total advances portfolio at those dates.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2020 and 2019.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2020		December 31, 2019
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$21,963	68.8%	$24,766	67.0%
Adjustable/variable-rate indexed	8,821	27.6	10,978	29.7
Amortizing	1,131	3.6	1,200	3.3
Total par value	$31,915	100.0%	$36,944	100.0%
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

Short-Term Liquidity Holdings
At December 31, 2020, the Bank’s short-term liquidity holdings were comprised of $3.3 billion of U.S. Treasury Bills, $3.1 billion of excess cash held at the Federal Reserve, $1.9 billion of U.S. Treasury Notes, $1.0 billion of overnight reverse repurchase agreements, $0.9 billion of overnight federal funds sold and $0.8 billion of overnight interest-bearing deposits. At December 31, 2019, the Bank’s short-term liquidity holdings were comprised of $4.5 billion of overnight federal funds sold, $4.4 billion of U.S. Treasury Notes, $4.3 billion of overnight reverse repurchase agreements, $1.7 billion of overnight interest-bearing deposits and $0.9 billion of U.S. Treasury Bills. All of the Bank's federal funds sold during 2020 and 2019 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies.
As of December 31, 2020, the Bank’s overnight federal funds sold consisted entirely of funds sold to a counterparty rated double-A. At that same date, substantially all of the Bank's overnight interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1. Business (specifically, the section entitled Core Mission Achievement beginning on page 11 of this report).
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

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2020 and 2019 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2020	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
Debentures
U.S. government-guaranteed obligations	$4	$441	$113	$558	$4
GSE obligations	—	5,032	—	5,032	—
State housing agency obligations	110	—	—	110	110
Other	—	46	—	46	—
Total debentures	114	5,519	113	5,746	114

MBS portfolio
GSE residential MBS	740	—	—	740	744
GSE commercial MBS	—	11,269	—	11,269	—
Non-agency residential MBS	43	—	—	43	51
Total MBS	783	11,269	—	12,052	795
Total long-term investments	$897	$16,788	$113	$17,798	$909

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2019
Debentures
U.S. government-guaranteed obligations	$6	$453	$106	$565	$6
GSE obligations	—	5,584	—	5,584	—
State housing agency obligations	109	—	—	109	109
Other	—	46	—	46	—
Total debentures	115	6,083	106	6,304	115

MBS portfolio
GSE residential MBS	1,037	—	—	1,037	1,036
GSE commercial MBS	—	10,684	—	10,684	—
Non-agency residential MBS	54	—	—	54	65
Total MBS	1,091	10,684	—	11,775	1,101
Total long-term investments	$1,206	$16,767	$106	$18,079	$1,216

During the year ended December 31, 2020, the Bank did not acquire any long-term investments. During the year ended December 31, 2019, the Bank acquired $1.0 billion (par value) of GSE commercial MBS ("CMBS"), all of which are backed by multifamily loans, and $93 million (par value) of GSE debentures, all of which are non-MBS debt obligations of Fannie Mae. All of these fixed-rate GSE CMBS and GSE debentures were hedged with fixed-for-floating interest rate swaps indexed to LIBOR. Because ASC 815 does not allow hedge accounting treatment for fair value hedges of investment securities designated as held-to-maturity, all of the hedged securities were classified as available-for-sale. In addition, during the year ended December 31, 2019, the Bank purchased for its long-term investment portfolio a $75 million (par value) floating rate state housing agency obligation (classified as held-to-maturity).
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any MBS that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $11.0 billion as of December 31, 2020, which represented 311 percent of its total regulatory capital at that date. The Bank has not purchased any MBS since September 2019 and it does not intend to purchase additional MBS until such time that it has achieved, and is reasonably confident that it can maintain, a CMA ratio of 70 percent.
In addition to MBS, the Bank is also permitted under applicable policies and regulations to purchase certain other types of highly rated, long-term, non-MBS investments subject to certain limitations. These investments include but are not limited to the non-MBS debt obligations of other GSEs. The Bank has not purchased any long-term, non-MBS investments since October 2019 and it does not intend to purchase additional long-term, non-MBS investments until such time that it has achieved, and is reasonably confident that it can maintain, a CMA ratio of 70 percent. For a discussion of the regulatory limits on the Bank's ability to purchase non-MBS investments, see Item 1. Business - Investment Activities.
As discussed in the section entitled "LIBOR Phase-Out" beginning on page 60 of this report, the FHLBanks were directed by the Finance Agency to no longer purchase (after December 31, 2019) LIBOR-indexed investments which mature after December 31, 2021 and (by March 31, 2020) to no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021. In light of the market volatility caused by the COVID-19 pandemic, the Finance Agency (on March 16, 2020) extended the date after which the FHLBanks could no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for option-embedded products. This directive did not in any way modify the previous guidance relating to investments. As a result of this guidance, the Bank's consideration of future fixed-rate MBS and/or non-MBS purchases will take into account its ability to prudently mitigate interest rate risk through the use of consolidated obligations or derivatives that are indexed to an interest rate other than LIBOR.
During the years ended December 31, 2020 and 2019, proceeds from maturities and paydowns of held-to-maturity securities totaled approximately $312 million and $334 million, respectively. Proceeds from maturities and paydowns of available-for-sale securities totaled $322 million and $463 million during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Bank sold $602 million (par value) of GSE debentures classified as available-for-sale. The gains recognized on these sales totaled $0.8 million. During the year ended December 31, 2019, the Bank sold approximately $200 million (par value) of GSE debentures and $310 million (par value) of GSE CMBS, all of which had been classified as available-for-sale. The aggregate net gains recognized on these sales totaled $0.9 million.
During the year ended December 31, 2020, one GSE CMBS defaulted and was repurchased by the GSE at its par value of $10.3 million. The unamortized premium and cumulative hedge basis adjustments associated with the security, totaling $0.9 million, were recognized in earnings at the time of the repurchase.
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of December 31, 2020, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see the audited financial statements included in this report (specifically, Note 9 beginning on page F-26 of this report).
As of December 31, 2020, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. Further, the Bank's holdings of state housing agency debentures were rated triple-A by Moody's and S&P.
All but one of the Bank’s non-agency residential MBS ("RMBS") are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2020. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$962	$962	$962	$907	$55
Single-A	2	6,820	6,820	6,820	6,596	224
Triple-B	2	2,327	2,327	2,327	2,280	47
Single-B	4	10,125	9,973	8,985	9,266	713
Triple-C	12	35,717	29,576	24,162	31,754	729
Not Rated	1	45	45	45	42	3
Total	22	$55,996	$49,703	$43,301	$50,845	$1,771
At December 31, 2020, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $6 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $50 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2019, the Bank’s non-agency RMBS portfolio was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $8 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $62 million.
Under the accounting rules that were in effect through December 31, 2019, the Bank evaluated outstanding held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each calendar quarter for other-than-temporary impairment (“OTTI”). Under those rules, an investment security was impaired if the fair value of the investment was less than its amortized cost. None of the Bank's securities were considered other-than-temporarily impaired during the year ended December 31, 2019.
In years prior to 2017, the Bank recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through December 31, 2020, the Bank has amortized $1.1 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on the 15 securities have totaled $2.1 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $5.8 million. At December 31, 2020, credit losses of $6.3 million are included in the amortized cost basis of the previously impaired securities, the majority of which the Bank currently expects to recover in future periods. These anticipated recoveries will either be accreted as interest income over the remaining lives of the applicable securities in the same manner as the recoveries that have been recorded through December 31, 2020 (if the anticipated recoveries were being accreted as of December 31, 2019 because they had been deemed to be significant on or prior to that date) or recognized as received (if the anticipated recoveries were not deemed to be significant on or before December 31, 2019). Additional increases in expected recoveries, if any, after December 31, 2019 will be recognized when received.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($0.8 billion par value at December 31, 2020) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2020, one-month LIBOR was 0.14 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.46 percent. The largest concentration of embedded effective caps ($0.7 billion) was between 6.00 percent and 7.00 percent. As of December 31, 2020, one-month LIBOR rates were approximately 581 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held one $250 million interest rate cap with a strike rate of 6.5 percent and final maturity in August 2021. If three-month LIBOR were to rise above 6.50 percent, the Bank would be entitled to receive interest payments according to the terms and conditions of the interest rate cap agreement. These payments would be based upon the notional amount of the agreement and the difference between 6.50 percent and three-month LIBOR.

Mortgage Loans Held For Portfolio
As of December 31, 2020 and 2019, mortgage loans held for portfolio (net of allowance for credit losses) were $3.4 billion and $4.1 billion, respectively, representing approximately 5.3 percent and 5.4 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its PFIs. During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. During the years ended December 31, 2020 and 2019, the Bank acquired mortgage loans totaling $931 million ($901 million unpaid principal balance) and $2.432 billion ($2.386 billion unpaid principal balance), respectively. All of the mortgage loans acquired in 2020 and 2019 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans.
The Bank's mortgage loan purchases declined significantly in 2020 as compared to 2019 as pricing became less attractive in the wake of the Federal Reserve's response to the COVID-19 pandemic. With the significant decline in mortgage interest rates since the onset of the COVID-19 pandemic, mortgage prepayment activity increased markedly, further contributing to the decline in the Bank's mortgage loans held for portfolio. During the year ended December 31, 2020, mortgage loan prepayments totaled $1.4 billion, of which $1.2 billion occurred during the last nine months of the year. In comparison, mortgage loan prepayments totaled $0.4 billion in 2019.
As more fully discussed in Item 1. Business, the Bank manages the liquidity, interest rate and prepayment risk of the MPF loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming a limited first loss obligation defined as the FLA, and the PFIs assuming credit losses in excess of the FLA, up to the amount of the required CE Obligation specified in the master agreement (“Second Loss Credit Enhancement”).
Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for an SMI policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2020 did not include SMI. PFIs are paid a CE fee by the Bank as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable). CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. During the years ended December 31, 2020 and 2019, mortgage loan interest income was reduced by CE fees totaling $2.4 million and $2.1 million, respectively. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2020 and 2019, performance-based CE fees that were foregone and not paid to the Bank’s PFIs were insignificant.
If a PFI fails to comply with any of the requirements of the PFI agreement, MPF guides, applicable law or the terms of mortgage documents, it may be required to repurchase the MPF loans that are impacted by such failure. During the years ended December 31, 2020 and 2019, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $5.7 million and $3.9 million, respectively.
For the Bank's conventional loans, loan payment forbearance is offered to borrowers impacted by COVID-19. The forbearance allows a borrower to defer loan payments for 3 months without requiring documentation from the borrower to support the requested relief. Borrowers that continue to be impacted by COVID-19 may request an extension of the loan payment forbearance for up to an additional 15 months. A hardship certification from the borrower supporting the continued hardship due to COVID-19 is required for approval of additional payment forbearance. During forbearance, late fees are not assessed. At the end of forbearance, borrowers are presented with options for bringing their mortgage loan to a current status. For further discussion, see the audited financial statements included in this report (specifically, Note 9 beginning on page F-26).
The Bank's allowance for loan losses, which factors in the CE obligation, increased from $493,000 at December 31, 2018 to $1,149,000 at December 31, 2019 and $3,925,000 at December 31, 2020, reflecting the increase in the size of its mortgage loan portfolio in 2019 and the expected impact of the COVID-19 pandemic and the adoption of ASU 2016-13 in 2020. For a discussion of ASU 2016-13, see the audited financial statements included in this report (specifically, Note 2 beginning on page F-17).

Consolidated Obligations and Deposits
During the year ended December 31, 2020, the Bank’s consolidated obligation bonds (at par value) increased by $1.3 billion and its consolidated obligation discount notes (at par value) decreased by $12.2 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2020 and 2019.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2020		December 31, 2019
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate
SOFR-indexed
Non-callable	$24,130	65.2%	$9,532	26.7%
Callable	290	0.8	—	—
LIBOR-indexed	1,000	2.7	3,110	8.7
Fixed-rate
Callable	1,820	5.0	12,083	33.9
Non-callable	9,672	26.1	9,447	26.4
Step-up
Callable	15	—	1,237	3.5
Non-callable	60	0.2	100	0.3
Callable step-down	—	—	175	0.5
Total par value	$36,987	100.0%	$35,684	100.0%
Variable-rate bonds have variable-rate coupons that generally reset based on either SOFR or one-month or three-month LIBOR. Fixed-rate bonds have coupons that are fixed over the life of the bond. Some fixed-rate and variable-rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and, if callable, contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2020 and 2019 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by the Bank or the other FHLBanks.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed-rate consolidated obligation bonds that it issues to variable-rate instruments that periodically reset based on an index such as SOFR or one-month or three-month LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable-rate coupon on the interest rate swap that resets based on either SOFR or one-month or three-month LIBOR. Typically, the formula for the variable-rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to SOFR plus 5 basis points.
During the years ended December 31, 2020 and 2019, the Bank issued $39.9 billion and $39.3 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations. During the year ended December 31, 2020, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 72 percent variable-rate bonds, 17 percent swapped fixed-rate callable bonds (including step-up bonds) and 11 percent fixed-rate non-callable bonds (most of which were swapped). During the year ended December 31, 2019, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 53 percent swapped fixed-rate callable bonds (including step-up bonds), 38 percent variable-rate bonds and 9 percent fixed-rate non-callable bonds (most of which were swapped).

At December 31, 2020 and 2019, discount notes comprised approximately 37 percent and 49 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2020, the Bank issued approximately $114 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes and to fund the increase in the Bank's advances in March and April 2020.
Historically, the primary benchmark that the Bank has used to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs has been the spread to LIBOR that the Bank pays on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. The costs of the Bank’s consolidated obligations, when expressed relative to LIBOR, are impacted by many factors. These include factors that may influence all credit market spreads, such as investors’ perceptions of general economic conditions, changes in investors’ risk tolerances or maturity preferences, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. They also include factors that primarily influence the yields of GSE debt, such as a marked change in the debt issuance patterns of GSEs stemming from a rapid change in the size of their balance sheets or changes in market interest rates or the availability of debt with similar perceived credit quality. Finally, the specific features of consolidated obligations and the associated interest rate swaps influence the spread to LIBOR that the Bank pays on its interest rate swaps. During the years ended December 31, 2020 and 2019, the weighted average LIBOR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 21 basis points and LIBOR minus 16 basis points, respectively.
The decrease in the cost of consolidated bonds relative to LIBOR was due largely to a substantial decrease (during the second quarter of 2020) in the cost of short-term bonds in combination with the elevated LIBOR rates that existed early in that quarter. In addition, beginning in March 2020, in response to the COVID-19 outbreak, investor demand for high credit quality, fixed income investments, including the FHLBanks' consolidated obligations, generally increased relative to other investments. However, the spreads on FHLBank fixed-rate consolidated obligations widened relative to U.S. Treasury securities and fixed income market conditions became more challenging, with market participants favoring shorter-term obligations, including FHLBank discount notes. As conditions in the liquidity markets stabilized, the cost of the Bank's debt returned to approximately pre-pandemic levels by the end of the third quarter of 2020 and remained relatively stable for the remainder of the year.
Demand and term deposits were $1.6 billion and $1.3 billion at December 31, 2020 and 2019, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.1 billion and $2.5 billion at December 31, 2020 and 2019, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) was $2.4 billion and $2.6 billion, respectively.
At December 31, 2020, the Bank’s five largest shareholders held $575 million of capital stock, which represented 27.2 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2020.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2020
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
American General Life Insurance Company	$138,903	6.6%
Texas Capital Bank, N.A.	130,305	6.2
Comerica Bank	122,184	5.8
Hancock Whitney Bank	104,708	4.9
Life Insurance Company of the Southwest	79,166	3.7
	$575,266	27.2%
As of December 31, 2020, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

As described in Item 1. Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances, except for advances that were funded under the special reduced stock advances offerings discussed below. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. There were no changes to the investment requirements during the years ended December 31, 2020 or 2019.
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
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply during that period. At December 31, 2020, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $576 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement will be reduced from 4.1 percent to 2.0 percent for advances that: (1) are funded during the period from April 19, 2021 through December 31, 2021 and (2) have a maturity of 32 days or greater. For advances that are funded on or prior to April 18, 2021, the current reduced activity-based capital stock investment requirement will continue to apply to advances that have a maturity of 28 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement can be applied is $5.0 billion. If, at the time of funding an advance that would otherwise be eligible for the reduced capital stock investment requirement, the then outstanding balance of advances made pursuant to this offering totals $5 billion, then the standard capital stock investment requirement of 4.1 percent will apply. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during the period from April 1, 2020 through December 31, 2021. At December 31, 2020, advances outstanding under this program totaled approximately $4.4 billion.

In response to a regulatory directive, the Bank will implement an amendment to its Capital Plan on April 19, 2021. The amended Capital Plan provides for the imposition of an activity-based investment requirement ranging from 0.10 percent to 2.0 percent of members' outstanding letters of credit (the "LC Percentage"), as specified from time to time by the Bank's Board of Directors. The Board of Directors has established an initial LC Percentage of 0.10 percent which will apply only to letters of credit that are issued or renewed on and after April 19, 2021. The LC Percentage will be applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose will include amendments that extend the expiration date of the letter of credit.
Quarterly, the Bank generally repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during 2020 and 2019, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For the repurchase that occurred on December 30, 2020, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). For the other repurchases that occurred during 2020 and 2019, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). During the years ended December 31, 2020 and 2019, the Bank repurchased surplus stock totaling $471,326,000 and $739,733,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2020 and 2019, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $53,992,300 and $2,296,000, respectively.
At December 31, 2020, excess stock held by the Bank’s members and former members totaled $529 million, which represented 0.8 percent of the Bank’s total assets as of that date.

The following table sets forth the repurchases of excess stock that have occurred under the quarterly repurchase program since January 1, 2019.

EXCESS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Surplus Stock Repurchased from Member Shareholders	Amount of Excess Stock Repurchased from Non-Member Shareholders
March 26, 2019	2,040,937	202,498	1,596
June 25, 2019	1,093,092	108,621	688
September 25, 2019	2,593,830	259,377	6
December 27, 2019	1,692,435	169,237	6
March 27, 2020	1,390,825	139,080	2
June 26, 2020	1,844,151	184,412	3
September 28, 2020	1,064,411	52,457	53,984
December 30, 2020	953,802	95,377	3
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

Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2020 and 2019, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2020 and 2019 was $13.9 million and $7.1 million, respectively. For the years ended December 31, 2020 and 2019, average mandatorily redeemable capital stock was $22.6 million and $7.3 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).
The following table presents capital stock outstanding, by type of institution, as of December 31, 2020 and 2019.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial banks	$1,328	63%	$1,584	64%
Insurance companies	361	17	364	15
Credit unions	264	12	281	11
Savings institutions	147	7	236	10
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,101	99	2,466	100
Mandatorily redeemable capital stock	14	1	7	—
Total regulatory capital stock	$2,115	100%	$2,473	100%
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
The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice has been to contemporaneously execute interest rate exchange agreements when acquiring longer maturity fixed-rate assets and/or issuing longer maturity fixed-rate liabilities in order to convert the instruments’ cash flows to a variable rate that is tied to a short-term index. By doing so, the Bank reduces its interest rate risk exposure and preserves the value of, and earns more stable returns on, its members’ capital investment.
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. As of December 31, 2020, all of the Bank’s derivative instruments that were designated in ASC 815 hedging relationships were either hedging fair value risk attributable to changes in LIBOR or, to a much smaller extent, SOFR (the designated benchmark interest rates) or hedging the variability of cash flows associated with forecasted transactions.
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
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2020, 2019 and 2018, the Bank’s notional balance of interest rate exchange agreements was $39.0 billion, $54.9 billion and $49.1 billion, respectively, while its total assets were $64.9 billion, $75.4 billion and $72.8 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2020, 2019 and 2018.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2020
Advances	$12,294	$747	$—	$380	$13,421
Investments	—	15,191	—	1,403	16,594
Mortgage loans held for portfolio	—	—	—	1,620	1,620
Consolidated obligation bonds	—	4,643	—	—	4,643
Consolidated obligation discount notes	—	—	1,066	—	1,066
Intermediary positions	—	—	—	206	206
Other	—	—	—	1,425	1,425
Total notional balance	$12,294	$20,581	$1,066	$5,034	$38,975
December 31, 2019
Advances	$9,104	$998	$—	$255	$10,357
Investments	—	16,115	—	4,203	20,318
Mortgage loans held for portfolio	—	—	—	517	517
Consolidated obligation bonds	—	19,861	—	—	19,861
Consolidated obligation discount notes	—	—	1,043	1,000	2,043
Intermediary positions	—	—	—	922	922
Other	—	—	—	925	925
Total notional balance	$9,104	$36,974	$1,043	$7,822	$54,943
December 31, 2018
Advances	$6,565	$606	$—	$2	$7,173
Investments	—	15,982	—	2,716	18,698
Mortgage loans held for portfolio	—	—	—	348	348
Consolidated obligation bonds	—	19,824	—	—	19,824
Consolidated obligation discount notes	—	—	865	—	865
Intermediary positions	—	—	—	1,769	1,769
Other	—	—	—	425	425
Total notional balance	$6,565	$36,412	$865	$5,260	$49,102

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2020 and 2019.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2020	2019
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$5,613	$4,354
		Economic	125	—

Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	7,274	5,394
		Economic	255	255
Pay floating then fixed, receive floating interest rate swap (with options)	Converts the advance's fixed rate (after the initial variable rate lockout period) to a variable rate index and offsets option risk in the advance.	Fair Value	150	350

Pay fixed, receive floating interest rate swap combined with purchased swaption	Converts the advance’s fixed rate to a variable- rate index and offsets an optional commitment embedded in the advance that allows the member to increase the amount of the advance.	Fair Value	4	4
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	15,191	16,115
		Economic	1,153	3,703

Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable-rate investment securities.	Economic	250	500
Mortgage Loans
Pay fixed, receive floating interest rate swap, or receive fixed, pay floating interest rate swap	To hedge risks to the Bank's earnings associated with the mortgage loan portfolio.	Economic	318	340
Pay or receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with the mortgage loan portfolio.	Economic	1,280	145
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	3,783	7,043
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	860	12,818
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling three-month discount notes to fixed cash flows.	Cash Flow	1,066	1,043
Receive fixed, pay floating interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Economic	—	1,000
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	126	842
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	80	80
Other
Pay floating, receive fixed or pay fixed, receive floating interest rate swaps	To hedge risks to the Bank's earnings that are not directly linked to specific assets, liabilities or forecasted transactions	Economic	1,425	925
Total derivatives used to hedge risk			38,953	54,911
Mortgage delivery commitments			22	32
Total notional amount of derivatives			$38,975	$54,943

Certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of December 31, 2020, the Bank had cleared trades outstanding with notional amounts totaling $28 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure amounts ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2020, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $11 billion.
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
As of December 31, 2020, cash collateral totaling $466 million had been delivered by the Bank to its non-member bilateral derivative counterparties and the Bank held $10 million of cash collateral received from its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged $738 million (fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of December 31, 2020, the Bank had paid $1.6 billion in variation margin to settle its cleared derivatives with one clearinghouse and the Bank had received $15 million in variation margin to settle its cleared derivatives with its other clearinghouse counterparty.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2020.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Triple-B	2	$392.0	$4.5	$(4.3)	$—	$0.2
Liability positions with credit exposure
Single-A	2	603.5	(22.2)	22.4	—	0.2
Triple-B	1	415.6	(12.9)	12.9	—	—
Cleared derivatives(3)	—	28,184.3	(13.6)	—	737.5	723.9
Total derivative positions with non-member counterparties to which the Bank had credit exposure	5	29,595.4	(44.2)	31.0	737.5	724.3

Asset positions without credit exposure	3	744.0	5.8	(6.0)	—	—
Liability positions without credit exposure(4)	9	8,510.8	(442.0)	430.8	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	12	9,254.8	(436.2)	424.8	—	—
Total non-member counterparties	17	38,850.2	(480.4)	$455.8	$737.5	$724.3

Member institutions
Interest rate exchange agreements (5)
Asset positions	6	63.1	7.4
Liability positions	1	40.0	—
Mortgage delivery commitments	—	21.6	0.1
Total member institutions	7	124.7	7.5
Total	24	$38,974.9	$(472.9)
____________________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of December 31, 2020.
(2)Includes amounts that had not settled as of December 31, 2020.
(3)Cleared derivatives with an aggregate notional principal balance of $9.0 billion were transacted with a clearinghouse rated double-A and cleared derivatives with an aggregate notional principal balance of $19.1 billion were transacted with a clearinghouse rated single-A.
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
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 102 percent and 100 percent at December 31, 2020 and 2019, respectively. For additional discussion, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
LIBOR Phase-Out
As discussed in "Item 1A — Risk Factors," certain tenors of LIBOR are expected to no longer be available after December 31, 2021 and the remaining tenors (including one-month and three-month LIBOR) are expected to no longer be available after June 30, 2023. For some time, the Bank has been preparing for this possibility and the associated transition to an alternative reference rate (e.g., SOFR). Among other things, a permanent discontinuation of LIBOR has necessitated the addition of fallback language in the Bank's LIBOR-indexed derivative contracts that extend past the cessation date, as well as changes in the Bank's risk management practices. In response to the probable future cessation of LIBOR, the Bank is no longer offering LIBOR-indexed advances, nor is it issuing LIBOR-indexed consolidated obligations.
On September 27, 2019, the Finance Agency issued a supervisory letter to the FHLBanks relating to their preparations for the phase-out of LIBOR. Under the supervisory letter, with limited exceptions, the FHLBanks were directed, by December 31, 2019, to no longer purchase LIBOR-indexed investments which mature after December 31, 2021 and, by March 31, 2020, to no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021. In light of the market volatility that was caused by the COVID-19 pandemic, the Finance Agency (on March 16, 2020) extended the date after which the FHLBanks could no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for option-embedded products. This directive did not in any way modify the previous guidance relating to investments. The Bank has complied with all aspects of this guidance.
On October 23, 2020, the International Swaps and Derivatives Association (“ISDA”) launched the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallbacks Protocol (“Protocol”). The Supplement amends ISDA’s standard definitions for interest rate derivatives to incorporate robust fallbacks for derivatives linked to certain interbank offered rates (“IBORs”). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both parties must adhere to the Protocol in order to effectively amend legacy derivative contracts or, alternatively, the parties must bilaterally agree to amended legacy contracts to address IBOR fallbacks. The Bank and all of its non-member bilateral derivative counterparties have adhered to the Protocol. On and after January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

The following table presents the Bank's LIBOR-indexed financial instruments by contractual maturity at December 31, 2020. Some of the Bank's derivatives contain call options which, if exercised, could result in earlier terminations. In addition, it is possible that some of the Bank's MBS holdings could be prepaid, reducing the balance of these investments maturing after June 30, 2023.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

	Year Ended		Six Months
	December 31,		Ended
	2021	2022	June 30, 2023	Thereafter	Total
Instruments with receipts indexed to LIBOR
Advances (par value)	$150	$—	$—	$—	$150
Investments (par value)
Non-MBS	—	1	—	38	39
MBS	—	—	—	798	798
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	3,010	1,465	492	17,143	22,110
Uncleared	530	380	45	8,276	9,231
Total par/notional amount	$3,690	$1,846	$537	$26,255	$32,328

Instruments with payments indexed to LIBOR
Consolidated obligations (par value)	$1,000	$—	$—	$—	$1,000
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	1,674	1,283	538	1,384	4,879
Uncleared	322	136	41	1,079	1,578
Total par/notional amount	$2,996	$1,419	$579	$2,463	$7,457

At December 31, 2020, the Bank had outstanding standby bond purchase agreements totaling $709.3 million which expire in 2022, 2023, 2024 and 2025. Under the terms of these agreements, the Bank could be required to purchase and hold the subject bonds for a period of time. If this were to occur, the Bank would earn interest on the bonds at specified rates indexed to the greater of one-month LIBOR or the Federal Funds rate. For further discussion of these standby bond purchase agreements, see the audited financial statements included in this report (specifically, Note 18 on page F-55).

Results of Operations
Net Income
Net income for 2020, 2019 and 2018 was $198.7 million, $227.3 million and $198.8 million, respectively. The Bank’s net income for 2020 represented a return on average capital stock (“ROCS”) of 8.17 percent. In comparison, the Bank’s ROCS was 8.90 percent in 2019 and 7.86 percent in 2018. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income from 2019 to 2020 are discussed below. The factors contributing to the changes in the Bank's net income from 2018 to 2019 are discussed in the 2019 10-K.
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2020 and 2019, the Bank’s AHP assessments totaled $22.1 million and $25.3 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.

Income Before Assessments
During 2020 and 2019, the Bank’s income before assessments was $220.8 million and $252.5 million, respectively. The $31.7 million decrease in income before assessments for 2020 as compared to 2019 was attributable to a $24.4 million increase in other expenses and a $24.2 million decrease in other income offset by a $16.8 million increase in net interest income after provision for mortgage loan losses. The components of income before assessments (net interest income after provision for loan losses, other income and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision for Mortgage Loan Losses
In 2020 and 2019, the Bank’s net interest income after provision for mortgage loan losses was $310.0 million and $293.2 million, respectively. The $16.8 million increase in net interest income after provision for mortgage loan losses from 2019 to 2020 was due primarily to a $15.7 million increase in prepayment fees on advances.
The average balances of the Bank's interest-earning assets increased slightly from $71.1 billion in 2019 to $72.1 billion in 2020. The Bank's net interest margin increased from 41 basis points in 2019 to 43 basis points in 2020. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 39 basis points in 2020 as compared to 28 basis points in 2019. Due to a decrease in average short-term interest rates in 2020 relative to 2019, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 13 basis points in 2019 to 4 basis points in 2020.
The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income. Accounting Standards Update 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. The Bank adopted ASU 2017-12 on January 1, 2019. For the years ended December 31, 2020 and 2019, the amounts reported in net interest income, which would have been reported in other income (loss) in the absence of this guidance, increased (reduced) interest income on advances by ($1,055,000) and $417,000, respectively, reduced interest income on available-for-sale securities by $18,947,000 and $18,192,000, respectively, and increased (reduced) interest expense on consolidated obligations by ($5,020,000) and $134,000, respectively. In aggregate, these amounts reduced net interest income by $15.0 million and $17.9 million for the years ended December 31, 2020 and 2019, respectively. The fair value hedge ineffectiveness associated with the Bank's available-for-sale securities is largely offset by mitigation activities undertaken by the Bank, the results of which are recorded in other income (loss) as further discussed below.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2020, 2019 and 2018.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2020			2019			2018
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$2,045	$9	0.44%	$1,628	$37	2.27%	$1,036	$22	2.18%
Securities purchased under agreements to resell	901	8	0.85%	3,680	87	2.37%	3,383	68	2.01%
Federal funds sold (c)	3,186	9	0.28%	2,618	58	2.23%	4,968	89	1.79%
Investments
Trading	6,275	64	1.01%	4,984	101	2.02%	874	19	2.23%
Available-for-sale (d)	17,221	219	1.27%	16,363	465	2.84%	14,841	418	2.82%
Held-to-maturity (d)	1,082	13	1.22%	1,330	38	2.83%	1,754	45	2.56%
Advances (e)	37,465	367	0.98%	37,348	909	2.43%	39,560	832	2.10%
Mortgage loans held for portfolio (f)	3,945	103	2.61%	3,102	111	3.58%	1,420	54	3.77%
Total earning assets	72,120	792	1.10%	71,053	1,806	2.54%	67,836	1,547	2.28%
Cash and due from banks	74			54			40
Other assets	255			273			194
Derivatives netting adjustment (b)	(544)			(177)			(220)
Fair value adjustment on available-for-sale securities (d)	31			130			237
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(8)			(10)			(12)
Total assets	$71,928	792	1.10%	$71,323	1,806	2.53%	$68,075	1,547	2.27%
Liabilities and Capital
Interest-bearing deposits (b) (g)	$1,537	5	0.29%	$983	20	2.05%	$862	15	1.75%
Consolidated obligations
Bonds	35,429	277	0.78%	30,800	711	2.31%	32,682	660	2.02%
Discount notes	30,924	199	0.64%	34,961	781	2.23%	30,278	561	1.85%
Mandatorily redeemable capital stock and other borrowings	23	—	0.36%	12	—	2.52%	9	—	1.94%
Total interest-bearing liabilities	67,913	481	0.71%	66,756	1,512	2.26%	63,831	1,236	1.94%
Other liabilities	885			927			654
Derivatives netting adjustment (b)	(544)			(177)			(220)
Total liabilities	68,254	481	0.70%	67,506	1,512	2.24%	64,265	1,236	1.92%
Total capital	3,674			3,817			3,810
Total liabilities and capital	$71,928		0.67%	$71,323		2.12%	$68,075		1.82%
Net interest income		$311			$294			$311
Net interest margin			0.43%			0.41%			0.45%
Net interest spread			0.39%			0.28%			0.34%
Impact of non-interest bearing funds			0.04%			0.13%			0.11%

____________________________________
(a)Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(b)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2020, 2019 and 2018 in the table above include $525 million, $167 million and $202 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2020, 2019 and 2018 in the table above include $19 million, $11 million and $18 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(c)Includes overnight federal funds sold to other FHLBanks.
(d)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(e)Interest income and average rates include net prepayment fees on advances.
(f)The average balances for mortgage loans held for portfolio in the table above include $56 million, $3 million and $1 million of non-accruing loans for the years ended December 31, 2020, 2019 and 2018, respectively.
(g)Average balances of deposits for the years ended December 31, 2020, 2019 and 2018 include time deposits of $64 million, $102 million and $110 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2020, 2019 and 2018, interest was paid on time deposits at average rates of 0.92 percent, 2.34 percent and 1.88 percent, respectively.

Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2020 and 2019 and between 2019 and 2018. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2020 vs. 2019 Increase (Decrease) Due To			2019 vs. 2018 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$8	$(36)	$(28)	$14	$1	$15
Securities purchased under agreements to resell	(43)	(36)	(79)	6	13	19
Federal funds sold	11	(60)	(49)	(57)	26	(31)
Investments
Trading	22	(59)	(37)	83	(1)	82
Available-for-sale	23	(269)	(246)	43	4	47
Held-to-maturity	(6)	(19)	(25)	(12)	5	(7)
Advances	3	(545)	(542)	(48)	125	77
Mortgage loans held for portfolio	26	(34)	(8)	60	(3)	57
Total interest income	44	(1,058)	(1,014)	89	170	259
Interest expense
Interest-bearing deposits	8	(23)	(15)	2	3	5
Consolidated obligations
Bonds	94	(528)	(434)	(40)	91	51
Discount notes	(81)	(501)	(582)	94	126	220
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	21	(1,052)	(1,031)	56	220	276
Changes in net interest income	$23	$(6)	$17	$33	$(50)	$(17)

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2020, 2019 and 2018.

OTHER INCOME (LOSS)
(in thousands)

	2020	2019	2018
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$—	$(3)	$170
Economic hedge derivatives related to consolidated obligation discount notes	(39)	(249)	—
Member/offsetting derivatives	80	207	339
Economic hedge derivatives related to advances	696	522	47
Economic hedge derivatives related to trading securities	(25,045)	(163)	(366)
Economic hedge derivatives related to available-for-sale securities	(438)	(150)	(4)
Economic hedge derivatives related to mortgage loans held for portfolio	(248)	(1,196)	(133)
Other stand-alone economic hedge derivatives	4,312	(2,382)	(1,442)
Total net interest expense associated with economic hedge derivatives	(20,682)	(3,414)	(1,389)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(6,971)	(523)	(17)
Available-for-sale securities	218	(16)	50
Trading securities	(1,708)	(1,488)	(330)
Mortgage loans held for portfolio	(2,884)	4,822	173
Consolidated obligation bonds	—	(1)	(171)
Consolidated obligation discount notes	24	(61)	—
Other stand-alone economic hedge derivatives	30,601	25,553	(2,326)
Interest rate swaptions related to mortgage loans held for portfolio	(4,524)	(2,728)	(239)
Mortgage delivery commitments	8,507	2,097	1,912
Interest rate caps related to held-to-maturity securities	—	(6)	1
Member/offsetting derivatives	(56)	214	150
Total fair value gains (losses) related to economic hedge derivatives	23,207	27,863	(797)
Price alignment amount on daily settled derivative contracts	362	238	(9,892)
Gains (losses) related to fair value hedge ineffectiveness
Advances and associated hedges	—	—	(12)
Available-for-sale securities and associated hedges	—	—	6,482
Consolidated obligation bonds and associated hedges	—	—	(4,648)
Total fair value hedge ineffectiveness	—	—	1,822
Total net gains (losses) on derivatives and hedging activities	2,887	24,687	(10,256)
Net gains (losses) on trading securities	7,225	12,860	(1,149)
Net gains (losses) on other assets carried at fair value	1,647	1,964	(746)
Realized gains on sales of held-to-maturity securities	—	—	1,671
Realized gains on sales of available-for-sale securities	829	852	—
Service fees	2,467	2,590	2,252
Letter of credit fees	14,347	12,437	9,268
Other, net	2,757	930	921
Total other	29,272	31,633	12,217
Total other income	$32,159	$56,320	$1,961
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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. Prior to January 1, 2019, these amounts were recorded in other income (loss) as net gains (losses) on derivatives and hedging activities. Effective January 1, 2019, these amounts are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. For those relationships that qualified for hedge accounting, the differences between the change in fair value of the hedged items and the change in fair value of the associated interest rate swaps (representing hedge ineffectiveness) were net losses of $18.9 million and $24.7 million in 2020 and 2019, respectively. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net losses on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $6.8 million and $0.5 million in 2020 and 2019, respectively.
The higher yielding, longer duration fixed-rate GSE CMBS and GSE debentures held in the Bank’s available-for-sale securities portfolio (all of which have been hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) expose the Bank to periodic earnings variability in the form of fair value hedge ineffectiveness. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (either the overnight index swap ("OIS") curve or the SOFR curve) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At December 31, 2020 and 2019, the notional balance of these derivatives totaled $425 million. For the years ended December 31, 2020 and 2019, the gains associated with these stand-alone economic hedge derivatives were $30.6 million and $25.6 million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions was $(7.4) million and $2.1 million for the years ended December 31, 2020 and 2019, respectively. In addition, the Bank entered into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains from the commitment date to the settlement date) were $8.5 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $(0.1) million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.
Price Alignment Amount

Effective January 3, 2017, one of the Bank's two clearinghouse counterparties made certain amendments to its rulebook that changed the legal characterization of variation margin payments on cleared derivatives to settlements on the contracts. Effective January 16, 2018, the Bank's other clearinghouse counterparty made similar amendments to its rulebook. Prior to the dates upon which these amendments became effective, the variation margin payments were in each case characterized as collateral pledged to secure outstanding credit exposure on the derivative contracts. The Bank receives or pays a price alignment amount on the cumulative variation margin payments associated with these contracts. The price alignment amount approximates the amount of interest the Bank would have received or paid had the variation margin payments continued to be characterized as collateral. Prior to January 1, 2019, the price alignment amount was recorded in other income (loss) as gains (losses) on derivatives and hedging activities. Effective January 1, 2019, the price alignment amount associated with derivatives in qualifying fair value hedging relationships is recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. The allocated price alignment amount increased net interest income by $3.9 million and $6.8 million for the years ended December 31, 2020 and 2019, respectively.
Other
During the year ended December 31, 2020, the Bank sold available-for-sale securities with an amortized cost of $604.6 million. Proceeds from the sales totaled $605.4 million, resulting in realized gains of $0.8 million. During the year ended December 31, 2019, the Bank sold available-for-sale securities with an amortized cost of $510.3 million. Proceeds from the sales totaled $511.2 million, resulting in realized gains of $0.9 million. The Bank did not sell any securities classified as held-to-maturity during the years ended December 31, 2020 or 2019.
During the years ended December 31, 2020 and 2019, the Bank held from time to time U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains on these securities were $7.2 million and $12.9 million for the years ended December 31, 2020 and 2019, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of its U.S. Treasury Notes. For the years ended December 31, 2020 and 2019, the losses associated with these stand-alone derivatives were $1.7 million and $1.5 million, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains on these securities totaled $1.6 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively. The gains or losses on the securities are offset by a corresponding increase or decrease in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
For the years ended December 31, 2020 and 2019, letter of credit fees totaled $14.3 million and $12.4 million, respectively. The increase in letter of credit fees from 2019 to 2020 was due to an increase in the amount of letters of credit outstanding. At December 31, 2020 and 2019, outstanding letters of credit totaled $22.4 billion and $21.8 billion, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; subsidies, grants and donations; derivative clearing fees; and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the years ended December 31, 2020 and 2019, these expenses totaled $121.3 million and $97.0 million, respectively.
Compensation and benefits totaled $65.1 million for 2020, compared to $50.0 million for 2019. The $15.1 million increase in compensation and benefits for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was due largely to a $13 million voluntary contribution that was made to the Bank's defined benefit pension plan in December 2020 to improve its funding ratio which, as of July 1, 2020, was 90.1 percent. The impact of this voluntary contribution will be reflected in the Bank's funding ratio as of July 1, 2021. For additional discussion regarding the Bank's defined benefit pension plan, see the audited financial statements included in this report (specifically, Note 16 on page F-48). The remaining increase in compensation and benefits was primarily due to higher incentive compensation expense, cost of living and merit increases and increases in unused vacation pay. The increase in incentive compensation was due to higher goal achievement in 2020 as compared to 2019. The Bank's average headcount in 2020 and 2019 was 202 employees and 200 employees, respectively. At both December 31, 2020 and 2019, the Bank employed 203 people.
Other operating expenses for the years ended December 31, 2020 and 2019 were $36.2 million and $36.1 million, respectively. Increases in professional services, software costs and transaction services fees associated with the Bank's mortgage loan program were largely offset by decreases in legal fees and business travel. The increase in transaction service fees was due to higher average mortgage loan balances. These fees are paid to the FHLBank of Chicago as compensation for administering the MPF Program.
Subsidies, grants and donations were $8.6 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. In response to the COVID-19 pandemic, the Bank made available (during the three months ended June 30, 2020) $5.0 billion of below-market rate (or subsidized) advances at a cost to the Bank of $4.4 million. In addition, the Bank made $0.9 million in charitable contributions primarily to various food banks throughout the Bank's district and it funded $2.3 million in grants under its Partnership Grant Program, which was expanded to address pandemic relief efforts. During the year ended December 31, 2020, the Bank also funded $0.3 million in grants under its Housing Assistance for Veterans program, $0.5 million in disaster relief funds (primarily related to Hurricanes Laura and Delta), and $0.1 million for each of two scholarship funds honoring the legacies of two Bank directors who passed away during the year.

Derivative clearing fees were $1.3 million for both the years ended December 31, 2020 and 2019.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $4.8 million and $4.3 million in 2020 and 2019, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $5.3 million and $4.8 million, respectively.

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2020, the Bank’s short-term liquidity portfolio was comprised of $3.3 billion of U.S. Treasury Bills, $3.1 billion of excess cash held at the Federal Reserve, $1.9 billion of U.S. Treasury Notes, $1.0 billion of overnight reverse repurchase agreements, $0.9 billion of overnight federal funds sold and $0.8 billion of overnight interest-bearing deposits.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2020 or 2019.
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
On May 26, 2020, the Finance Agency modified the guidance set forth in the immediately preceding paragraph. Pursuant to this most recent communication, the Finance Agency considered a FHLBank to have adequate reserves of liquid assets if, from August 31, 2020 through December 30, 2020, it maintained 15 calendar days of positive daily cash balances, and the Finance Agency will consider a FHLBank to have adequate reserves of liquid assets if, on and after December 31, 2020, it maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency will consider a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2020, its funding gap ratios for the three-month and one-year time horizons do not exceed negative 20 percent and negative 35 percent, respectively.
The Bank has at all times been in compliance with the applicable liquidity requirements described above.
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
The following table summarizes the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2020.
CONTRACTUAL OBLIGATIONS
(in millions)

	Payments due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Long-term debt	$21,392.1	$13,656.4	$1,313.5	$625.0	$36,987.0
Mandatorily redeemable capital stock	0.2	6.4	7.3	—	13.9
Operating leases	0.5	0.9	0.5	1.2	3.1
Purchase obligations
Advances	6.1	1.1	—	—	7.2
Mortgage delivery commitments	21.6	—	—	—	21.6
Pension and post-retirement	4.3	0.1	0.1	0.1	4.6
Total contractual obligations	$21,424.8	$13,664.9	$1,321.4	$626.3	$37,037.4
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
In addition to the capital stock repurchase and redemption related events noted above, shareholders may, at any time, request the Bank to repurchase excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement (i.e., the amount of stock held in excess of its activity-based investment requirement and, in the case of a member, its membership investment requirement). Although the Bank is not obligated to repurchase excess stock prior to the expiration of a five-year redemption or withdrawal notification period, it will typically endeavor to honor such requests within a reasonable period of time (generally not exceeding 30 days) so long as the Bank will continue to meet its regulatory capital requirements following the repurchase. At December 31, 2020, excess stock held by the Bank’s members and former members totaled $528.9 million, of which $9.0 million was classified as mandatorily redeemable.
Further, the Bank is contingently liable on letters of credit and standby bond purchase agreements totaling $22.4 billion and $709.3 million, respectively. Letters of credit expire as follows: $20.2 billion in 2021, $2.0 billion in 2022-2023, $0.2 billion in 2024-2025, with the remainder expiring in 2026. The standby bond purchase agreements expire as follows: $406.5 million in 2022-2023 and $302.8 million in 2024-2025.

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
Effective January 1, 2020, the calculation of the Bank's risk-based capital requirement was modified pursuant to the Finance Agency's final rule on FHLBank capital requirements which was issued on February 20, 2019 (the "Final Capital Requirements Rule"), as supplemented by the guidance provided in Advisory Bulletin 2018-01, "Scenario Determination for Market Risk Models Used for Risk-Based Capital" ("AB 2018-01"). AB 2018-01, which modifies the Bank's market risk capital requirement, was issued on February 7, 2018 and became effective concurrent with the effective date of the Final Capital Requirements Rule. Among other things, the Final Capital Requirements Rule removed the requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead requires that the FHLBanks establish and use their own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and non-mortgage assets. While these new requirements increased the Bank's risk-based capital requirement, the Bank did not need to make any changes in its capital management practices in order to satisfy the modified risk-based capital requirement.
At December 31, 2020, the Bank’s credit risk, market risk and operations risk capital requirements were $200 million, $574 million and $232 million, respectively. These requirements were $464 million, $214 million and $204 million, respectively, at December 31, 2019.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2020 or December 31, 2019. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, beginning in February 2020, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the years ended December 31, 2020 and 2019, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2020 and 2019, see the audited financial statements included in this report (specifically, Note 15 beginning on page F-42).
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

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. To understand the Bank’s financial position and results of operations, it is important to understand the Bank’s most significant accounting policies and the extent to which management uses judgment and estimates in applying those policies. The Bank’s critical accounting policies and estimates involve the following:
•Derivatives and Hedging Activities;
•Estimation of Fair Values; and
•Amortization of Premiums and Accretion of Discounts Associated with Mortgage-Related Assets.
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
At the inception of each fair value hedge transaction, the Bank formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk will be assessed. In all cases involving a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in its fair value attributable to changes in the designated benchmark interest rate which, through December 31, 2020, has predominantly been LIBOR. Therefore, for this purpose, changes in the fair value of the hedged item (e.g., an advance, investment security or consolidated obligation) reflect only those changes in value that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as “changes in the benchmark fair value”).
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
On and after January 1, 2019, all changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in AOCI until earnings are affected by the variability of the cash flows of the hedged transaction, at which time these amounts are reclassified from AOCI to earnings. Prior to January 1, 2019, changes in the fair value of a derivative that was designated and qualified as a cash flow hedge, to the extent that the hedge was effective, were recorded in AOCI until earnings were affected by the variability of the cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge (which represented the amount by which the change in the fair value of the derivative differed from the change in fair value of a hypothetical derivative having terms that matched identically the critical terms of the hedged forecasted transaction) was recognized in other income (loss) as “net gains (losses) on derivatives and hedging activities.” As of December 31, 2020 and 2019, the Bank had only $1.066 billion and $1.043 billion (notional), respectively, of derivatives that were designated as cash flow hedges.
As of December 31, 2020, the Bank’s derivatives portfolio included $12.3 billion (notional amount) that was accounted for using the shortcut method, $20.6 billion (notional amount) that was accounted for using the long-haul method, $1.1 billion (notional amount) that was designated in cash flow hedging relationships and $5.0 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2019, the Bank’s derivatives portfolio included $9.1 billion (notional amount) that was accounted for using the shortcut method, $37.0 billion (notional amount) that was accounted for using the long-haul method, $1.0 billion (notional amount) that was designated in cash flow hedging relationships and $7.8 billion (notional amount) that did not qualify for hedge accounting.
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
In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes and, in applying ASC 815, it calculates the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable solely to changes in the designated benchmark interest rate ("the benchmark fair values") and the periodic changes in the fair values of hypothetical derivatives associated with cash flow hedges. For most of these instruments (other than the Bank’s holdings of MBS and state housing agency debentures classified as held-to-maturity, as described below), such values are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. Significant inputs to the pricing model (e.g., yield curves and volatilities) are based on current observable market data. To the extent this model is used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.
Consistent with market practice, the Bank uses either the OIS curve (for derivatives transacted with bilateral counterparties) or the SOFR curve (for cleared derivatives), rather than the LIBOR swap curve, to discount the cash flows on its interest rate exchange agreements for valuation purposes. Depending upon the spreads between LIBOR and SOFR or between LIBOR and OIS, the use of the SOFR curve or the OIS curve, as the case may be, to value the Bank's interest rate exchange agreements and the LIBOR swap curve (plus or minus a constant spread) to derive the benchmark fair values of the Bank's hedged items can result in increased fair value hedge ineffectiveness on long-haul hedging relationships. In addition, while not likely, this valuation methodology has the potential to lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material.
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
The Bank’s fair value measurement methodologies for its financial instruments that are measured at fair value on the statement of condition are more fully described in the audited financial statements accompanying this report (specifically, Note 17 beginning on page F-51).
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
As of December 31, 2020, the unamortized premiums and discounts associated with investment securities for which prepayments are estimated totaled $82.6 million and $15.0 million, respectively. At that date, the carrying values of these investment securities totaled $9.0 billion and $1.7 billion, respectively.
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

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see the audited financial statements accompanying this report (specifically, Note 2 beginning on page F-17).

Statistical Financial Information
Investment Portfolio
The following table sets forth the Bank’s investments at December 31, 2020, 2019 and 2018:
Investments
(in thousands)

	Carrying Value at December 31,
	2020	2019	2018
Trading securities
U.S. Treasury Notes	$1,985,227	$4,532,126	$1,818,178
U.S. Treasury Bills	3,316,241	928,010	—
Total trading securities	5,301,468	5,460,136	1,818,178
Available-for-sale securities
U.S. government-guaranteed debentures	441,451	453,196	452,996
GSE debentures	5,031,933	5,584,381	5,686,833
Other debentures	45,920	45,559	170,828
GSE commercial MBS	11,268,458	10,683,364	9,514,498
Total available-for-sale securities	16,787,762	16,766,500	15,825,155
Held-to-maturity securities
U.S. government-guaranteed debentures	4,119	5,862	7,604
State housing agency obligations	109,698	109,478	135,000
Mortgage-backed securities
U.S. government-guaranteed residential MBS	—	—	475
GSE residential MBS	740,108	1,036,585	1,253,573
Non-agency residential MBS	43,301	54,245	65,627
Total held-to-maturity mortgage-backed securities	783,409	1,090,830	1,319,675
Total held-to-maturity securities	897,226	1,206,170	1,462,279
Total securities	22,986,456	23,432,806	19,105,612
Interest-bearing deposits	759,240	1,670,249	2,500,317
Securities purchased under agreements to resell	1,000,000	4,310,000	6,215,000
Federal funds sold	915,000	4,505,000	1,731,000
Total investments	$25,660,696	$33,918,055	$29,551,929

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2020. Maturities are based on the contractual maturities of the securities.

INVESTMENT MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Trading securities
U.S. Treasury Notes	$1,872,343	$112,884	$—	$—	$1,985,227
U.S. Treasury Bills	3,316,241	—	—	—	3,316,241
Total trading securities	5,188,584	112,884	—	—	5,301,468
Available-for-sale securities
U.S. government-guaranteed debentures	4,345	437,106	—	—	441,451
GSE debentures	302,481	3,053,470	1,658,599	17,383	5,031,933
Other debentures	6,341	39,579	—	—	45,920
GSE commercial MBS	—	1,486,800	9,713,652	68,006	11,268,458
Total available-for-sale securities	313,167	5,016,955	11,372,251	85,389	16,787,762
Held-to-maturity securities
U.S. government-guaranteed debentures	—	4,119	—	—	4,119
State housing agency obligations	—	—	35,000	74,698	109,698
Mortgage-backed securities
GSE residential MBS	14	188	916	738,990	740,108
Non-agency residential MBS	—	—	—	43,301	43,301
Total held-to-maturity securities	14	4,307	35,916	856,989	897,226
Total securities	5,501,765	5,134,146	11,408,167	942,378	22,986,456
Interest-bearing deposits	759,240	—	—	—	759,240
Securities purchased under agreements to resell	1,000,000	—	—	—	1,000,000
Federal funds sold	915,000	—	—	—	915,000
Total investments	$8,176,005	$5,134,146	$11,408,167	$942,378	$25,660,696
Weighted average yields
U.S. Treasury Notes	0.96%	2.24%	—%	—%	1.03%
U.S. Treasury Bills	0.08	—	—	—	0.08
Yield on trading securities	0.40	2.24	—	—	0.44
Available-for-sale securities
U.S. government-guaranteed debentures	2.56	2.46	—	—	2.46
GSE debentures	2.52	2.20	2.45	2.85	2.30
Other debentures	2.63	2.54	—	—	2.55
GSE commercial MBS	—	2.77	2.93	2.44	2.91
Yield on available-for-sale securities	2.52	2.39	2.86	2.52	2.71
Held-to-maturity securities
U.S. government-guaranteed debentures	—	0.65	—	—	0.65
State housing agency obligations	—	—	0.82	1.03	0.96
Mortgage-backed securities
GSE residential MBS	7.41	1.25	0.59	0.60	0.60
Non-agency residential MBS	—	—	—	0.69	0.69
Yield on held-to-maturity securities	7.41	0.68	0.81	0.64	0.65
Yield on total securities	0.52%	2.39%	2.85%	0.81%	2.11%
Other available-for-sale debentures consisted of securities with a fair value of $45,920,000 at December 31, 2020 that were issued by the Private Export Funding Corporation. The U.S. government and GSEs were the only issuers whose securities exceeded 10 percent of the Bank’s total capital at December 31, 2020.

Mortgage Loan Portfolio Analysis
The Bank’s mortgage loans, nonaccrual mortgage loans, and mortgage loans 90 days or more past due and accruing interest for each of the five years in the period ended December 31, 2020 were as follows:
COMPOSITION OF LOANS
(in thousands)

	Year ended December 31,
	2020	2019	2018	2017	2016
Real estate mortgages	$3,422,686	$4,075,464	$2,185,503	$877,852	$123,961
Nonaccrual real estate mortgages	$117,958	$7,304	$1,410	$689	$276
Real estate mortgages past due 90 days or more and still accruing interest(1)	$239	$80	$156	$98	$130
Interest contractually due during the year on nonaccrual loans	$5,079
Interest income recognized during the year on nonaccrual loans	$1,621
____________________________________
(1)Only government guaranteed/insured loans continue to accrue interest after they become 90 days or more past due.
Allowance for Credit Losses
Activity in the allowance for credit losses for each of the five years in the period ended December 31, 2020 is presented below. All activity relates to domestic real estate mortgage loans.
ALLOWANCE FOR CREDIT LOSSES
(in thousands)

	2020	2019	2018	2017	2016
Balance, beginning of year	$1,149	$493	$271	$141	$141
Adjustment to initially apply new credit loss accounting guidance	2,191	—	—	—	—
Provision for credit losses	585	656	222	130	—
Balance, end of year	$3,925	$1,149	$493	$271	$141
Geographic Concentration of Mortgage Loans
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2020.
GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	71.8%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	16.7
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	7.7
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	2.1
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.7
100.0%
Deposits
Time deposits in denominations of $100,000 or more totaled $50.9 million at December 31, 2020. These deposits mature as follows: $45.5 million in three months or less and $5.4 million in over three months through six months.

Short-term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Supplemental information regarding the Bank’s discount notes and short-term consolidated obligation bonds for the years ended December 31, 2020, 2019 and 2018 is provided in the following table.
SHORT-TERM BORROWINGS
(dollars in millions)

	December 31,
	2020	2019	2018
Consolidated obligation bonds
Outstanding at year end	$10,600	$5,219	$10,375
Weighted average rate at year end	0.18%	1.75%	2.28%
Daily average outstanding for the year	$10,508	$5,193	$12,418
Weighted average rate for the year	0.55%	2.23%	1.83%
Highest outstanding at any month end	$11,560	$9,315	$14,070
Consolidated obligation discount notes
Outstanding at year end	$22,171	$34,328	$35,732
Weighted average rate at year end	0.09%	1.57%	2.30%
Daily average outstanding for the year	$30,924	$34,961	$30,278
Weighted average rate for the year	0.64%	2.23%	1.85%
Highest outstanding at any month end	$49,612	$42,175	$39,322

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
In order to have a ready supply of funds, the Bank typically issues debt as opportunities arise in the market, and makes the proceeds of those debt issuances (some of which bear fixed interest rates and have relatively long maturities) available for members to borrow in the form of advances. Holding fixed-rate liabilities in anticipation of member borrowing subjects the Bank to interest rate risk, and there is no assurance in any event that members will borrow from the Bank in quantities or maturities that will match these warehoused liabilities. Therefore, in order to intermediate the mismatches between advances with certain terms and features, and consolidated obligations with a different set of terms and features, the Bank typically converts both longer maturity assets and longer maturity liabilities to a floating rate index (which, in the past, has typically been LIBOR), and attempts to manage the interest spread between the pools of floating-rate assets and liabilities.
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
However, in the normal course of business, the Bank also acquires (or has acquired) assets whose structural characteristics and/or size reduce the Bank’s ability to enter into interest rate exchange agreements having mirror image terms. These assets include small fixed-rate, fixed-term advances; small fixed-schedule amortizing advances; and floating-rate mortgage-related securities with embedded caps. These assets require the Bank to employ risk management strategies in which the Bank hedges against aggregated risks. The Bank may use fixed-rate, callable or non-callable debt or interest rate exchange agreements, such as fixed-for-floating interest rate swaps or interest rate caps, to manage these aggregated risks.
With the likely cessation of one-month and three-month LIBOR in mid-2023, the Bank no longer enters into LIBOR-indexed derivatives and has instead started using derivatives that are indexed to either SOFR or OIS in an effort to accomplish this business objective. As of December 31, 2020, the Bank had derivatives indexed to LIBOR, OIS and SOFR totaling $37.6 billion, $1.1 billion and $0.3 billion, respectively.
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. The Bank was in compliance with this limit at each month-end during the period from December 2019 through December 2020.

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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each quarter-end during the period from December 2019 through December 2020. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2019	$3.817	$3.814	(0.08)%	$3.792	(0.65)%	$3.857	1.05%	$3.729	(2.31)%
March 2020	3.584	3.880	8.26%	4.274	19.25%	3.778	5.41%	3.732	4.13%
June 2020	3.604	3.783	4.97%	4.192	16.32%	3.720	3.22%	3.844	6.66%
September 2020	3.576	3.630	1.51%	4.028	12.64%	3.627	1.43%	3.752	4.92%
December 2020	3.636	3.623	(0.36)%	3.998	9.96%	3.648	0.33%	3.730	2.59%
____________________________________
(1)In the up 100 and 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(2)In the down 100 and 200 basis point scenarios, the estimated market value of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates, subject to a floor of 0.01 percent.
The market value of equity figures reflected in the table above were derived in accordance with Finance Agency guidance. The Bank has on its balance sheet long-term, fixed-rate, putable advances that can be terminated by the Bank on specified future dates pursuant to a put option purchased from the member. These advances are hedged with interest rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, and sells a call option to the swap counterparty pursuant to which that counterparty can cancel the swap on specified future dates. The call/put option dates mirror each other throughout the life of the instruments. Given the different discount curves that are used to value the putable advances and the associated cancelable interest rate swaps, the modeled results can produce an outcome where the advance and the corresponding interest rate swap are not terminated on the same date. Typically, in practice, if the swap counterparty calls the interest rate swap, the Bank concurrently puts the advance. The following table provides the Bank’s market value of equity figures under the same interest rate shock scenarios after adjusting the model to more closely align the put dates of the advances with the projected call dates of the associated interest rate swaps.

ADJUSTED MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity (1)	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2019	$3.900	$3.811	(2.28)%	$4.075	4.49%	$3.862	(0.97)%	$3.935	0.90%
March 2020	3.901	3.879	(0.56)%	4.198	7.61%	3.878	(0.59)%	4.142	6.18%
June 2020	3.871	3.800	(1.83)%	4.060	4.88%	3.826	(1.16)%	4.046	4.52%
September 2020	3.772	3.642	(3.45)%	3.947	4.64%	3.701	(1.88)%	3.935	4.32%
December 2020	3.749	3.627	(3.25)%	3.917	4.48%	3.685	(1.71)%	3.892	3.81%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each quarter-end during the period from December 2019 through December 2020.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2019	0.23	(0.35)	(0.12)	(2.06)	0.20	1.43	(2.57)	(3.75)
March 2020	0.05	(0.33)	(0.28)	(5.97)	(4.69)	(0.46)	(13.60)	(17.69)
June 2020	0.12	(0.33)	(0.21)	(3.95)	(2.45)	(0.49)	(8.88)	(9.70)
September 2020	0.24	(0.36)	(0.12)	(1.84)	(0.91)	0.66	(6.21)	(6.10)
December 2020	0.30	(0.34)	(0.04)	(0.42)	0.02	1.41	(5.46)	(5.45)
____________________________________
(1)In the up 100 and up 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(2)In the down 100 and down 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
The duration figures reflected in the table above were derived in accordance with Finance Agency guidance. As previously discussed, the Bank has on its balance sheet long-term, fixed-rate, putable advances that can be terminated by the Bank on specified future dates pursuant to a put option purchased from the member. These advances are hedged with interest rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, and sells a call option to the swap counterparty pursuant to which that counterparty can cancel the swap on specified future dates. The call/put option dates mirror each other throughout the life of the instruments. Given the different discount curves that are used to value the putable advances and the associated cancelable interest rate swaps, the modeled results can produce an outcome where the advance and the corresponding interest rate swap are not terminated on the same date. Typically, in practice, if the swap counterparty calls the interest rate swap, the Bank concurrently puts the advance. The following table provides information regarding the Bank’s duration of equity under the same interest rate shock scenarios after adjusting the model to more closely align the put dates of the advances with the projected call dates of the associated interest rate swaps.
ADJUSTED DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2019	0.39	(0.35)	0.04	0.94	1.12	1.45	0.77	(0.25)
March 2020	0.38	(0.33)	0.05	1.41	(0.51)	0.90	(2.66)	(3.53)
June 2020	0.37	(0.33)	0.04	1.05	1.08	0.88	(2.57)	(2.72)
September 2020	0.45	(0.36)	0.09	1.91	1.74	1.61	(1.61)	(1.34)
December 2020	0.44	(0.34)	0.10	2.02	1.52	1.87	(2.25)	(2.04)
_____________________________
(1)In the up 100 and up 200 scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(2)In the down 100 and down 200 scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.

Interest Rate Risk Components
The Bank manages the interest rate risk of a significant percentage of its assets and liabilities on a transactional basis. Using interest rate exchange agreements, the Bank pays (in the case of an asset) or receives (in the case of a liability) a coupon that is identical or nearly identical to the balance sheet item, and receives or pays in return, respectively, a floating rate that in the past has typically been indexed to either one-month or three-month LIBOR. The combination of the interest rate exchange agreement with the balance sheet item has the effect of reducing the duration of the asset or liability to the term to maturity of the LIBOR index.
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
As of December 31, 2020, the Bank also held approximately $0.8 billion (par value) of variable-rate CMOs that reset monthly in accordance with one-month LIBOR, but that contain terms that will cap their interest rates at levels predominantly between 6.0 percent and 6.5 percent. To offset a portion of the potential risk that the coupons on these securities might reach their caps at some point in the future, the Bank held as of December 31, 2020 a $250 million (notional balance) stand-alone interest rate cap with a strike rate of 6.5 percent. The interest rate cap matures in 2021. The Bank periodically evaluates the residual risk of the caps embedded in the CMOs and determines whether to purchase additional caps.
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2020, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2020, 2019 and 2018, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-60.
The following is a summary of the Bank’s unaudited quarterly operating results for the years ended December 31, 2020 and 2019.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	Year ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$319,383	$229,021	$131,092	$111,817	$791,313
Net interest income after provision for mortgage loan losses	45,592	110,099	79,457	74,831	309,979
Other income (loss)
Net gains (losses) on trading securities	33,099	(11,974)	(7,152)	(6,748)	7,225
Net gains (losses) on derivatives and hedging activities	(717)	3,037	312	255	2,887
Net gains (losses) on other assets carried at fair value	(1,633)	1,352	583	1,345	1,647
Realized gains on sales of available-for-sale securities	—	—	773	56	829
Letter of credit fees	3,592	3,732	3,621	3,402	14,347
Service fees and other, net	1,049	1,223	1,155	1,797	5,224
Other expense (1)(2)	23,668	33,074	25,731	38,869	121,342
AHP assessments	5,734	7,441	5,305	3,607	22,087
Net income	51,580	66,954	47,713	32,462	198,709

	Year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$464,090	$464,780	$464,846	$411,989	$1,805,705
Net interest income after provision for mortgage loan losses	71,978	62,474	67,912	90,811	293,175
Other income (loss)
Net gains on trading securities	3,227	4,852	2,266	2,515	12,860
Net gains (losses) on derivatives and hedging activities	8,766	12,790	8,328	(5,197)	24,687
Net gains on other assets carried at fair value	913	353	34	664	1,964
Realized gains on sales of available-for-sale securities	440	140	—	272	852
Letter of credit fees	2,780	2,984	3,244	3,429	12,437
Service fees and other, net	851	1,025	1,028	616	3,520
Other expense	24,065	24,525	23,803	24,572	96,965
AHP assessments	6,494	6,015	5,905	6,858	25,272
Net income	58,396	54,078	53,104	61,680	227,258
(1) Other expense for the second quarter of 2020 includes approximately $7.0 million of expenses stemming from the COVID-19 pandemic. In response to the pandemic, the Bank made available (during the three months ended June 30, 2020) $5.0 billion of below-market rate (or subsidized) advances at a cost to the Bank of $4.4 million. Further, during this same period, the Bank made $0.9 million in charitable contributions primarily to various food banks throughout the Bank's district and it funded $1.7 million in grants under its Partnership Grant Program, which was expanded to address pandemic relief efforts.
(2) Other expense for the fourth quarter of 2020 includes a $13 million voluntary contribution that was made to the Bank's defined benefit pension plan.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2020 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 10, 2020, the Director of the Finance Agency designated that, for 2021, the Bank would have nine member directors and eight independent directors. With respect to the director elections that the Bank conducted during calendar year 2020, for terms beginning January 1, 2021, the order designated that two member directors would be elected in Texas, one member director would be elected in Louisiana and one independent director would be elected.

The term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms for which they have been elected by the Bank's members.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2021, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
G. Granger MacDonald, an independent director from Kerrville, Texas, passed away on June 17, 2020. Mr. MacDonald had served as a director of the Bank since June 2017. Effective November 30, 2020, the Bank's Board of Directors elected Dorsey L. Baskin, Jr. to fill the independent directorship vacated by Mr. MacDonald.
The Board of Directors has designated Dianne W. Bolen and Felipe A. Rael as the Bank's public interest directors.

2021 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 24, 2021):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
Robert M. Rigby, Chairman (Member)	74	2010	2023	(a)(b)(c)(d)(e)(f)(g)
Margo S. Scholin, Vice Chairman (Independent)	70	2007	2023	(a)(b)(c)(d)(e)(f)(g)
Cheryl D. Alston (Independent)	54	2017	2024	(a)(d)
Dorsey L. Baskin, Jr. (Independent)	67	2020	2021	(a)(b)
Dianne W. Bolen (Independent)	72	2012	2022	(e)(f)(g)
Tim H. Carter (Member)	66	2013	2024	(b)(d)(e)(g)
Mary E. Ceverha (Independent)	76	2004	2022	(a)(b)(c)(g)
Albert C. Christman (Member)	69	2014	2021	(a)(d)(g)
James D. Goudge (Member)	67	2014	2021	(a)(c)(e)
W. Wesley Hoskins (Member)	69	2013	2024	(d)(e)
Michael C. Hutsell (Member)	70	2014	2021	(b)(f)
A. Fred Miller, Jr. (Member)	71	2015	2022	(a)(c)(f)
Sally I. Nelson (Independent)	67	2014	2021	(b)(c)(d)
Stephen Panepinto (Member)	68	2021	2024	(e)(f)
Felipe A. Rael (Independent)	43	2020	2023	(a)(f)
John P. Salazar (Independent)	78	2010	2023	(d)(e)(g)
Ron G. Wiser (Member)	64	2010	2022	(a)(b)(c)(g)
_______________________________________
(a)Member of Risk Management Committee
(b)Member of Audit Committee
(c)Member of Compensation and Human Resources Committee
(d)Member of Strategic Planning, Operations and Technology Committee
(e)Member of Government and External Affairs Committee
(f)Member of Affordable Housing and Economic Development Committee
(g)Member of Executive and Governance Committee
Robert M. Rigby is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2021. He served as Vice Chairman of the Board of Directors of the Bank from January 1, 2015 through December 31, 2020. Mr. Rigby serves as East Regional President, Executive Vice President for Legend Bank (a member of the Bank) and has served in that capacity since December 1, 2017. Located in Fort Worth, Texas, he has responsibility for Tarrant County and surrounding areas. Since June 2018, Mr. Rigby has also served as an advisory director for Legend Bank. From August 2008 through November 30, 2017, he served as an advisory director and Market President for Liberty Bank in North Richland Hills, Texas (a member of the Bank). From 1998 to August 2008, Mr. Rigby served as a director, President and Chief Executive Officer of Liberty Bank. Prior to joining Liberty Bank, Mr. Rigby served as a director and Executive Vice President of First National Bank of Weatherford from 1980 to 1998. He previously served as an advisory director for the Texas Tech University School of Banking and is a former vice chairman of the North Richland Hills Economic Development Advisory Committee. He previously served on the BankPac Committee of the American Bankers Association ("ABA") and he is a past chairman of the Texas Bankers Association. Further, Mr. Rigby previously served on the Weatherford College Board of Trustees, the board of directors of the Birdville ISD Education Foundation and as an advisory director for the North Texas Special Needs Assistance Partners. He is also a past chairman of the Northeast Tarrant Chamber of Commerce. Mr. Rigby currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. He also serves as Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Margo S. Scholin is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2021. Ms. Scholin is a retired partner of the law firm of Baker Botts L.L.P. in Houston, Texas. As a member of the law firm’s Corporate Section, she specialized in corporate and securities law, including securities law reporting, corporate transactions and governance, corporate finance and the issuance of debt and equity securities. Ms. Scholin joined Baker Botts L.L.P. in 1983 and was a partner from 1991 until her retirement in December 2010. From 1997 to 2004, she served as chair of the Regulatory

Committee of the Texas State Board of Health. Ms. Scholin is a past chairman of the board of directors of the Houston Area Women’s Center, a non-profit agency serving victims of domestic violence and sexual abuse and has served on numerous other non-profit boards. She currently serves on the Council of Federal Home Loan Banks and is a member of the Chair and Vice Chair Committee of the Council of Federal Home Loan Banks. Ms. Scholin also serves as Vice Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
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
Dorsey L. Baskin, Jr. is a retired partner of Grant Thornton LLP. Mr. Baskin joined Grant Thornton in 2002 as an audit partner and served in that capacity until his retirement in 2016. From 2002 to 2011, he also served as one of the firm's five National Professional Practice Directors. Further, from 2011 until his retirement in 2016, Mr. Baskin served as the firm’s National Assurance Innovation Managing Partner. Prior to joining Grant Thornton, Mr. Baskin spent 25 years with Arthur Andersen LLP. He joined Arthur Andersen’s audit practice in 1977 and served as a partner from 1989 to 2002. In addition, Mr. Baskin served as a member of Arthur Andersen’s Accounting Principles Group from 1987 to 1989, as National Technical Director and Regulatory Liaison for the Banking Industry Audit Practice from 1989 to 1999, and as Managing Director of the Global Assurance Professional Standards Group from 1999 to 2002. Beginning early in his career, Mr. Baskin specialized in the financial services industry. Over the course of his 39-year career in public accounting, he served on numerous task forces and committees in support of the accounting profession, was a frequent speaker on technical accounting and auditing topics, and authored numerous papers and articles on such topics. Since his retirement, Mr. Baskin has worked as an independent consultant and has from time to time served as an accounting expert witness. Mr. Baskin is a Certified Public Accountant.
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
Based in Fort Worth, Texas, Tim H. Carter serves as a director of Southside Bank (a member of the Bank headquartered in Tyler, Texas) and has served in that capacity since December 17, 2014. From October 1, 2017 through December 31, 2020, Mr. Carter served as Executive Vice President and Development Officer of Southside Bank. From December 17, 2014 through September 30, 2017, he served as President, North Texas Region for Southside Bank. On December 17, 2014, Mr. Carter's then current employer, Fort Worth-based OmniAmerican Bank (then a member of the Bank) was merged with and into Southside Bank, a wholly-owned subsidiary of Southside Bancshares, Inc., Southside Bank's publicly traded holding company. Upon the closing of the merger, Mr. Carter became an officer of Southside Bank. From June 2007 until December 17, 2014, Mr. Carter served as a director, President and Chief Executive Officer of OmniAmerican Bank and its publicly traded holding company, OmniAmerican Bancorp, Inc. Immediately prior to the OmniAmerican Bank/Southside Bank merger, OmniAmerican Bancorp, Inc. was acquired by Southside Bancshares, Inc. Mr. Carter currently serves on the boards of directors of Safe City Commission and the North Texas Tollway Authority. Mr. Carter is a past board member of the TCU Business School International Board of Visitors, the Van Cliburn Foundation, Lena Pope, the Fort Worth Club (for which he served as president), Texas Wesleyan University (for which he served as chairman), the Hill School (for which he served as chairman), and North Texas LEAD (for which he also served as chairman). Mr. Carter is a past president and chief executive officer of the United Way of Metropolitan

Tarrant County and a former president of the Harris Methodist Health Foundation. He currently serves as Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
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
James D. Goudge serves as Executive Vice President of Broadway National Bank in San Antonio, Texas and has served in that capacity since April 1, 2019. He joined Broadway National Bank, a member of the Bank, in 1989. Before stepping down in connection with a leadership succession plan, Mr. Goudge served as Chairman of Broadway National Bank from 2001 through March 31, 2019. From 2001 to 2016, he also served as Chief Executive Officer of Broadway National Bank. From 1998 to 2001, Mr. Goudge served as President and Chief Executive Officer. From 1989 to 1998, he served as Executive Vice President in charge of Broadway National Bank's Lending Division. From 2001 through March 31, 2019, Mr. Goudge also served as Chairman and Chief Executive Officer of Broadway Bancshares, Inc., Broadway National Bank's privately held holding company. Mr. Goudge previously served on the ABA's Membership Committee and its Government Relations Committee. He is also a past chairman of the Texas Bankers Association. Mr. Goudge currently serves as Vice Chairman of the Risk Management Committee and as Vice Chairman of the Compensation and Human Resources Committee of the Bank's Board of Directors.
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
Michael C. Hutsell serves as a director of First Security Bank in Searcy, Arkansas and has served in that capacity since March 2006. Mr. Hutsell joined First Security Bank, a member of the Bank, in 1989 and served as President from March 2006 to December 2020. From January 2002 to March 2006, he served as Executive Vice President and from October 1996 to January 2002, he served as Operations Officer. Mr. Hutsell previously served on the boards of directors of Main Street Searcy, the City of Searcy Planning Commission, and the Sunshine School (a private school for students with developmental disabilities in Searcy, Arkansas) and he is a past chairman of the Searcy Chamber of Commerce and the Searcy Kiwanis Club. Mr. Hutsell currently serves as Vice Chairman of the Bank’s Audit Committee.

A. Fred Miller, Jr. serves as a director of Bank of Anguilla in Anguilla, Mississippi and has served in that capacity since 1986. He joined Bank of Anguilla, a member of the Bank, in 1971 and served as Chairman from January 2015 to January 2021. Since stepping down as Chairman, Mr. Miller has served as a consultant to Bank of Anguilla. From 1986 to January 2015, Mr. Miller served as President and Chief Executive Officer of Bank of Anguilla. From 2008 to January 2015, Mr. Miller also served as President and Chief Executive Officer of Pyramid Financial Corporation, Bank of Anguilla's privately held holding company. In addition, since 2008, Mr. Miller has served as a director of Pyramid Financial Corporation and, from January 2014 to January 2021, he served as Chairman of Pyramid Financial Corporation. Since January 2016, Mr. Miller has also served on the board of directors of Hope Enterprise Corporation. Mr. Miller currently serves as Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank's Board of Directors. He previously served as a director of the Bank from 1997 to 2004. In 2002 and 2003, Mr. Miller served as Vice Chairman of the Bank's Board of Directors and in 2004 he served as Chairman of the Bank's Board of Directors.
Sally I. Nelson serves as Chairperson and Chief Executive Officer of Nextwave Ventures, a privately held real estate company located in Huntsville, Texas, and has served in such capacities since March 2015. From January 2013 until January 2014, Ms. Nelson served as an advisor to the Huntsville Memorial Hospital board of directors and as the chairman of the Huntsville Memorial Hospital Foundation. From 2007 until January 2013, Ms. Nelson served as Chief Executive Officer of Huntsville Memorial Hospital. Prior to that, she served as a board member and officer of the Greater Houston Area Chapter of the American Red Cross from 2005 to 2008. From 1986 to 2004, Ms. Nelson served as Executive Vice President, Chief Financial Officer and Chief Operations Officer of Texas Children's Hospital in Houston, Texas. From 1999 to 2005, she served as chair of the Finance and Audit committees of the United Way of Houston. Ms. Nelson is a Certified Public Accountant. She currently serves as Vice Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
Stephen Panepinto serves as Chairman, President and Chief Executive Officer of Plaquemine Bank and Trust Company in Plaquemine, Louisiana. He joined Plaquemine Bank and Trust Company, a member of the Bank, in 1983 and has served as Chairman, President and Chief Executive Officer since 1998. Mr. Panepinto currently serves as chairman of the Civil Service Board representing the Police and Fire Departments for the city of Plaquemine. Mr. Panepinto previously served as a director of the Louisiana Bankers Association and as a director of the Community Bankers of Louisiana and he is a past chairman of the Iberville Chamber of Commerce.
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
Ron G. Wiser serves as a director, President and Chief Executive Officer of Bank of the Southwest (a member of the Bank) and as a director and Secretary/Treasurer of its privately held holding company, New Mexico National Financial, Inc. (Roswell, New Mexico). He has served as President of Bank of the Southwest since 1996 and as its Chief Executive Officer since December 2003. Mr. Wiser also served as Chief Executive Officer of Bank of the Southwest from 1996 to November 2000. He has served as Secretary/Treasurer of New Mexico National Financial, Inc. and as a director of both companies since 1996. Mr. Wiser is a past board member and president of the New Mexico Bankers Association and he previously served on the Community Bankers Council of the ABA. Mr. Wiser is a Certified Public Accountant and he currently serves as Chairman of the Bank’s Audit Committee.

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
Ms. Alston was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2021. She has served on the Bank's Board of Directors since 2017. Ms. Alston brings to the Board extensive experience in the areas of investment management, finance and corporate governance. Since 2004, she has served as the Executive Director and Chief Investment Officer of the Employees' Retirement Fund of the City of Dallas, where she provides leadership for the fund's staff in implementing the programs necessary to achieve the mission, goals and objectives established by the fund's board of trustees. Altogether, Ms. Alston brings to the Board over 30 years of experience in the financial services industry. From 2011 to 2016, Ms. Alston served on the Advisory Committee for the PBGC. Currently, she serves on the boards of directors of CHRISTUS Health and Blue Cross Blue Shield of Kansas City.
Mr. Baskin was elected by the Bank’s Board of Directors to fulfill the unexpired term of an independent director effective November 30, 2020. Having spent 39 years with two international public accounting firms, where he specialized in the financial services industry, Mr. Baskin brings to the Board extensive experience in the areas of accounting, finance, internal controls and corporate governance. From 2002 until his retirement in 2016, Mr. Baskin served as an audit partner with Grant Thornton LLP. For nine years, he also served as one of the firm's five National Professional Practice Directors and, for five years, as the firm's National Assurance Innovation Managing Partner. Prior to joining Grant Thornton, Mr. Baskin spent 25 years at Arthur Andersen LLP. Over the course of his career, Mr. Baskin served on numerous task forces and committees in support of the accounting profession, was a frequent speaker on technical accounting and auditing topics, and authored numerous papers and articles on such topics. Mr. Baskin is a Certified Public Accountant.
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

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 24, 2021). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	52	President and Chief Executive Officer	2014
Brehan Chapman	44	Executive Vice President and Chief Administrative Officer	2009
Sandra Damholt	68	Senior Vice President and General Counsel	2010
Kelly Davis	53	Senior Vice President and Chief Risk Officer	2015
Tom Lewis	58	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	54	Executive Vice President and Chief Business Officer	2014
Gustavo Molina	48	Senior Vice President and Chief Banking Operations Officer	2009
Jibo Pan	48	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	47	Senior Vice President and Chief Information Officer	2015
Michael Zheng	51	Senior Vice President and Chief Credit Officer	2015
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
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable us to achieve our short- and long-term strategic business objectives. We attempt to accomplish this goal as it relates to our executive officers through a mix of base salary, short-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 113.
For 2020, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Chief Business Officer; Jibo Pan, our Executive Vice President and Head of Capital Markets; and Brehan Chapman, our Executive Vice President and Chief Administrative Officer.

For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation opportunities that are consistent with each executive’s responsibilities and individual performance and with our overall business results. For 2020, the Committee and Board of Directors defined the competitive market for our executives as: (1) the other Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”); (2) commercial banks with $20 billion or more in assets (including, to the extent data is available, the Federal Reserve Banks but excluding global investment banks); and (3) public proxy peers with assets between $10 billion and $20 billion. In addition to the other FHLBanks, we believe that the other institutions included in our peer group present a breadth and level of complexity of operations that are generally comparable to our own.
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
The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program or VPP. The VPP provides all regular, full-time employees (which, in years prior to 2017, included our executive officers) with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the VPP for the next year and the performance goals that will be applicable for that year under the Corporate plan (including the addendums for our Capital Markets and Member Sales Departments) and the plan for our Internal Audit Department. The VPP plan goals for our Internal Audit Department are approved by our Audit Committee before Internal Audit's VPP plan is considered by the Committee.
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
Further, the Board of Directors is responsible for approving our executive incentive plan known as the EIP, which applied initially for the 2017 plan year. As more fully described below in the section entitled "Elements of Executive Compensation," the EIP provides cash-based award opportunities to officers of the Bank who are voting members of our Executive Management Committee ("EMC"), which include, among other executive officers, each of our named executive officers. The EIP replaced the VPP for 2017 and succeeding years and it replaced the LTIPs beginning in 2019. The Committee is responsible for recommending annually to the Board of Directors the approval of the EIP for the next year and the performance goals that will be applicable for that year, which goals were (in the case of the 2017, 2018, 2019 and 2020 EIPs), are (in the case of the 2021 EIP) and are expected to be (in future years) substantially the same as the goals for the Corporate VPP.
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
Use of Compensation Consultants and Surveys
Annually, we engage an independent compensation consultant to help ensure that our executive compensation program is both competitive and targeted at or above market-median compensation levels.
In August 2019 (for compensation to be paid in 2020), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our executive officers (the "2019 Pay Study"). The 2019 Pay Study involved an analysis of total direct compensation for benchmark jobs at a total of 161 institutions, including the other FHLBanks; the value of retirement plans and other benefits were not considered as part of the study. To account for differences in the size and scope of the benchmark jobs included in the study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was judgmentally selected for each of those jobs to develop a market composite benchmark for each of the positions held by our named executive officers. In the case of the commercial bank peers, divisional head comparisons were used to identify the jobs with the closest functional responsibilities to our named executive officers. In the case of the public proxy peers, executive to executive comparisons were made and, conservatively, the 25th percentile was used for all of the comparable positions at those institutions. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range. Total direct compensation within +/- 10 percent of the median market composite compensation was considered to be competitive.
Elements of Executive Compensation
Prior to 2020, we relied upon a mix of base salary, short- and long-term incentive compensation, and benefits to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
As further described below, we instituted a framework to transition away from long-term incentives beginning in 2017 and ending in 2019. Prior to these changes, which became fully effective in 2020, and excluding the incentives that could be earned in 2017, our executive officers derived 50 percent of their annual incentive opportunity from a short-term (one year) award and 50 percent of their annual incentive opportunity from a long-term (three year) award.
In late 2016, the Finance Agency sought to have us eliminate our two-plan structure for our named executive officers in favor of one annual incentive compensation plan with a deferral component. In response to this request, we engaged McLagan to provide insight and analysis as we considered the framework for a new incentive compensation plan for our executive officers. On December 8, 2016, the Board of Directors, acting upon a recommendation from the Committee, approved our Omnibus Incentive Plan (the "2017 Executive Incentive Plan" or "2017 EIP"), subject to the review of the Finance Agency. On December 20, 2016, the Finance Agency informed us that it did not object to the 2017 EIP. The 2017 EIP was effective as of January 1, 2017. The 2017 EIP provided for an annual award, 50 percent of which could be fully earned in 2017. The other 50 percent of the annual award (the deferred portion) did not become earned and vested until December 31, 2020. The 2017 EIP also included a transitional component (known as the Gap Year Award) that was designed to address a gap in our executive officers' annual incentive compensation opportunities in 2019 that would not otherwise have existed if we had continued to offer both the VPP and the LTIP to our executive officers. The Gap Year Award was based on the achievement of long-term performance goals for the period from January 1, 2017 through December 31, 2019 and was, in essence, a long-term incentive plan that was subsumed in the 2017 EIP.
On December 7, 2017, the Board of Directors, acting upon a recommendation from the Committee, approved our 2018 EIP, subject to the review of the Finance Agency. On January 4, 2018, the Finance Agency informed us that it did not object to the 2018 EIP. The 2018 EIP was effective as of January 1, 2018. Like the 2017 EIP, the 2018 EIP provided for an annual award, 50 percent of which could be fully earned in 2018 and 50 percent of which can be fully earned in 2021. The other 50 percent of our executives' 2018 incentive opportunity was derived from our final LTIP (the 2016 LTIP).
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
On December 6, 2018, the Board of Directors, acting upon a recommendation from the Committee, approved our 2019 EIP, subject to the review of the Finance Agency. On December 20, 2018, the Finance Agency informed us that it did not object to the 2019 EIP. The 2019 EIP was effective as of January 1, 2019. Like previous EIPs, the 2019 EIP provided for an annual award, 50 percent of which could be fully earned in 2019 and 50 percent of which can be fully earned in 2022. The other 50 percent of our executives' 2019 incentive opportunity was derived from the 2017 EIP Gap Year Award. The threshold, target and maximum award percentages in the 2019 EIP were the same as those in the 2018 EIP.
On December 5, 2019, the Board of Directors, acting upon a recommendation from the Committee, approved our 2020 EIP (the "Proposed 2020 EIP"), subject to the review of the Finance Agency. In response to comments received from the Finance Agency, the Board, acting upon a recommendation from the Committee, approved a revision to the Proposed 2020 EIP (inclusive of the revision, the "2020 EIP") on February 27, 2020, subject again to review by the Finance Agency. On May 21, 2020, the Finance Agency informed the Bank that it did not object to the 2020 EIP. The 2020 EIP was effective as of January 1, 2020. Like previous EIPs (and as more fully described in the "Incentive Compensation" section beginning on page 103 and the "Grants of Plan-Based Awards" section beginning on page 114), the 2020 EIP provided for an annual award, 50 percent of which could be fully earned in 2020 and 50 percent of which can be fully earned in 2023. The other 50 percent of our executives' 2020 incentive opportunity was derived from the 2017 EIP Deferred Award.
The threshold, target and maximum award percentages in the 2020 EIP were 50 percent, 75 percent and 100 percent of base salary, respectively, for Mr. Bhasin; 30 percent, 60 percent and 80 percent of base salary, respectively, for Messrs. Madhavan and Pan; and 30 percent, 50 percent and 70 percent of base salary, respectively, for Mr. Lewis and Ms. Chapman. For 2020, the Committee and Board of Directors elected to increase the maximum award percentages for all of our executive officers and to increase the target award percentages for Messrs. Madhavan and Pan. In establishing these higher award percentages, the Committee and Board of Directors took into consideration the incentive opportunities that are available to similarly situated executives at the other FHLBanks and the results of the 2019 Pay Study as further discussed below. As noted above, when the maximum award percentages were last changed in 2018, they had been set slightly below the comparable median of the other FHLBanks. For Mr. Bhasin, his maximum award percentage was increased from 95 percent to 100 percent. For Messrs. Madhavan and Pan, their maximum award percentage was increased from 65 percent to 80 percent. For Mr. Lewis and Ms. Chapman, their maximum award percentage was increased from 65 percent to 70 percent. The target award percentage for Messrs. Madhavan and Pan was increased from 50 percent to 60 percent.
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
In setting Mr. Bhasin’s base salary for 2020, the Committee and Board of Directors took into consideration the results of the 2019 Pay Study which was conducted in the latter part of 2019. The results of this study showed that Mr. Bhasin’s base salary and targeted incentive opportunities were at the lower bound of the competitive market range for his position. Based on this information, his strong individual performance and our outstanding business results in 2019, the Committee and Board of Directors gave Mr. Bhasin an above standard merit increase of 9.0 percent. The Committee and Board of Directors had given Mr. Bhasin above standard merit increases of 13.8 percent for 2018 and 3.6 percent for 2019 based on the results of similar studies that McLagan had conducted for us which showed that his base salary and targeted incentives lagged the competitive range for his position.
In setting the base salaries of our other named executive officers for 2020, the Committee took into consideration the results of the 2019 Pay Study, which showed that each of these executive’s base salary and targeted incentive opportunities were at or below the lower bound of the competitive market median for his or her position. One of the positions (our Chief Administrative Officer) was at the lower bound of the competitive market range, while another position (our Chief Financial Officer) was below the competitive market range. Based on this information and Mr. Bhasin’s subjective assessments of various other factors, he recommended, and the Committee approved, above standard merit increases of 10.0 percent for Mr. Lewis and 4.0 percent for Ms. Chapman and standard merit increases of 2.0 percent for Messrs. Madhavan and Pan.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 113.
Incentive Compensation
The 2020 EIP provides cash-based award opportunities to all of our executive officers by means of an annual award ("Annual Award"). The Annual Award was based on the achievement of short-term performance goals for the period from January 1, 2020 through December 31, 2020 (the "2020 Performance Goals") and, for 50 percent of that award, the satisfaction of safety and soundness goals for the period from January 1, 2021 through December 31, 2023.
The 2020 Performance Goals that were used to calculate the Annual Award were established by the Board of Directors and fell into the following broad categories: (a) business activity and financial execution goals; (b) technology modernization goals; (c) operational excellence, which was structured as one goal comprising 12 projects; (d) learning initiatives; and (e) diversity and inclusion initiatives. Within each category other than operational excellence, there were multiple goals and each goal (including the operational excellence goal) was assigned a specific percentage weight. For 2020 Performance Goals comprising 52.5 percent of the executives’ 2020 Annual Award opportunity, each goal was assigned a threshold, target and stretch objective. For 2020 Performance Goals comprising 10 percent of the executives’ 2020 Annual Award opportunity, each goal was assigned only a target and stretch objective. The remaining 37.5 percent of the executives’ 2020 Annual Award opportunity was based upon performance goals for which achievement was assessed on a pass/fail basis.
For Mr. Bhasin, the incentive factor for each 2020 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in the case of a pass/fail objective, the objective was not met), 50 percent (if results were equal to the threshold objective for those 2020 Performance Goals that had a threshold objective), 75 percent (if results were equal to the target objective) or 100 percent (if results were equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective was met). For Messrs. Madhavan and Pan, the incentive factor for each 2020 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in the case of a pass/fail objective, the objective was not met), 30 percent (if results were equal to the threshold objective for those 2020 Performance Goals that had a threshold objective), 60 percent (if results were equal to the target objective) or 80 percent (if results were equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective was met). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2020 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold objective, the target objective was not met or, in the case of a pass/fail objective, the objective was not met), 30 percent (if results were equal to the threshold objective for those 2020 Performance Goals that had a threshold objective), 50 percent (if results were equal to the target objective) or 70 percent (if results were equal to or greater than the stretch objective or, in the case of a pass/fail objective, the objective was met).
Achievement levels between threshold and target and between target and stretch for each 2020 Performance Goal that had those achievement levels were interpolated in a manner as determined by the Committee. The results for each 2020 Performance Goal were multiplied by the assigned percentage weight to determine its contribution to the overall 2020 EIP goal percentage for each of our named executive officers. For example, if the stretch objective was achieved for a goal with a percentage weight of 14.0 percent, then the contribution of that goal to Mr. Bhasin’s overall goal percentage was 14.0 percent (14.0 percent x 100 percent). For Messrs. Madhavan and Pan, the contribution of that same goal to their overall goal percentage was 11.2 percent (14.0 percent x 80 percent). For Mr. Lewis and Ms. Chapman, the contribution of that same goal to their overall goal percentage was 9.8 percent (14.0 percent x 70 percent). The percentages derived from this calculation for each 2020 Performance Goal were added together to derive each executive’s overall goal percentage for the 2020 EIP, which percentage was then multiplied by the executive’s 2020 base salary to determine his final Annual Award.
Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives for our EIPs such that the relative difficulty of achieving each level is consistent from year to year.

For 2020, the Board of Directors established 18 separate performance goals, each of which had a specific percentage weight ranging from 0.5 percent to 17.5 percent. As further set forth in the table below, the goals relating to our business activity and financial execution objectives, technology modernization objectives, operational excellence objectives, learning initiatives and diversity and inclusion initiatives comprised 35 percent, 32.5 percent, 17.5 percent, 10 percent and 5 percent, respectively, of our overall 2020 Performance Goals.
As more fully discussed in the section entitled “Grants of Plan-Based Awards” beginning on page 114, the Board of Directors could, among other things, adjust the 2020 Performance Goals to ensure the purposes of the 2020 EIP were served. In addition, the Board of Directors, in its discretion, could consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. No adjustments were made to the 2020 Performance Goals.
For 2020, we had as one of our goals growth in our retained earnings from adjusted net income. This measure of our net income excluded (1) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains or losses associated with the sale of any of our previously hedged investment securities), (2) net prepayment fees on advances, (3) any recoveries of other-than-temporary impairment charges on our private-label mortgage-backed securities that had been recorded in periods prior to 2020 (as such charges were excluded from this measure of our net income in those years) and (4) interest expense on mandatorily redeemable capital stock. In addition, so as not to exclude the costs associated with our interest rate caps, we included proforma amortization of the premiums paid for such caps. Further, for similar reasons, we included the actual losses (i.e., principal shortfalls), if any, incurred on our private-label mortgage-backed securities.

2020 EIP Objectives
(dollars in millions)

	Percentage Weight	Objective				Contribution to the Executive's Overall Goal Percentage
		Threshold	Target	Stretch	Results	Mr. Bhasin	Mr. Madhavan and Mr. Pan	Mr. Lewis and Ms. Chapman
Business Activity and Financial Execution
1. Daily Average Advances Outstanding	10.5000%	$34,000	$35,000	$37,000	$36,824	10.2692%	8.2153%	7.1653%
2. Daily Average Outstanding Letters of Credit	1.7500%	$17,000	$18,000	$19,000	$22,246	1.7500%	1.4000%	1.2250%
3. MPF Assets Acquired (UPB)	7.0000%	$1,250	$1,500	$1,750	$901	—%	—%	—%
4. New Small Business Boost Commitments	1.7500%	$2.0	$2.5	$3.0	$3.0	1.7500%	1.4000%	1.2250%
5. Growth in Retained Earnings from Adjusted Net Income	14.0000%	$90	$100	$110	$131	14.0000%	11.2000%	9.8000%
	35.0000%					27.7692%	22.2153%	19.4153%
Technology Modernization
1. Advances Decustomization	10.2500%		Pass/Fail		Pass	10.2500%	8.2000%	7.1750%
2. Capital Stock Decustomization	10.2500%		Pass/Fail		Pass	10.2500%	8.2000%	7.1750%
3. Collateral Decustomization	10.2500%		Pass/Fail		Pass	10.2500%	8.2000%	7.1750%
4. Member Registry	1.7500%		Pass/Fail		Pass	1.7500%	1.4000%	1.2250%
	32.5000%					32.5000%	26.0000%	22.7500%
Operational Excellence	17.5000%	8 of 12	10 of 12	12 of 12	12 of 12	17.5000%	14.0000%	12.2500%
Implement New Telephony System					Completed
Rebuild FHLB.com					Completed
Rebuild Intranet					Completed
Implement First Robotic Process Automation					Completed
Develop Plan to Modernize Member Access to SecureConnect					Completed
Cloud Desktop Pilot and Migration Plan					Completed
Performance Management Configuration					Completed
Preparedness for New AHP Rule					Completed
E-Note Integrations					Completed
Upgrade Collateral Services Online Database					Completed
Complete 2020 Wire Plan Items					Completed
Complete 2020 LIBOR Transition Plan Items					Completed
	17.5000%					17.5000%	14.0000%	12.2500%
Learning Initiatives
1. Individual: Usage of Objectives and Key Results System (usage rate)	4.0000%	N/A	95%	100%	96.57%	3.3140%	2.6512%	2.2512%
2. Individual: Employee-led knowledge sharing sessions (number of sessions)	1.0000%	N/A	50	70	111	1.0000%	0.8000%	0.7000%
3. Internal: (a) Design new performance management process, (b) Implement Phase 2 of HR dashboards, and (c) Automate HR forms	4.0000%	N/A	2 of 3	3 of 3	3 of 3	4.0000%	3.2000%	2.8000%
4. Corporate: (a) Participate in Large Community Project and (b) Develop and Launch Cultural Survey	0.5000%	N/A	1 of 2	2 of 2	2 of 2	0.5000%	0.4000%	0.3500%
5. External: Conduct (a) Regional Workshops, (b) Community Investment Workshops, and (c) Member Webinars	0.5000%	N/A	2 of 3	3 of 3	3 of 3	0.5000%	0.4000%	0.3500%
	10.0000%					9.3140%	7.4512%	6.4512%
Diversity and Inclusion Initiatives
1. Evaluation of diverse vendor impact for core vendor exceptions	2.5000%		Pass/Fail		Pass	2.5000%	2.0000%	1.7500%
2. Implement Diverse Vendor Certification Process	1.2500%		Pass/Fail		Pass	1.2500%	1.0000%	0.8750%
3. All-employee Training	1.2500%		Pass/Fail		Pass	1.2500%	1.0000%	0.8750%
	5.0000%					5.0000%	4.0000%	3.5000%
Overall 2020 EIP Goal Percentage	100.0000%					92.0832%	73.6665%	64.3665%

As shown in the table above, we achieved the stretch objective for 8 of the 11 performance goals that had either threshold, target and stretch objectives or target and stretch objectives only. For 2 of the other 3 goals in these categories, we achieved a level of performance between the target and stretch level. For the other goal, we did not achieve the threshold level of performance. In addition, we passed the 7 goals that had a pass/fail objective. These results produced an overall achievement rate for our named executive officers of approximately 92 percent (calculated by dividing the executive's 2020 EIP goal percentage by his or her maximum award percentage). In comparison, the overall achievement rates for our named executive officers under the 2019 EIP, 2018 EIP and 2017 EIP were approximately 77 percent, 97 percent and 100 percent, respectively. The results for 2017 represented the only time we have attained the highest possible achievement level for one of our short-term incentive plans.
Because each named executive officer received at least a "Meets Expectations" performance rating for 2020, 50 percent of the executive’s final Annual Award under the 2020 EIP (the "2020 Current Award") became earned and vested on December 31, 2020 and was payable no later than March 15, 2021. The remaining 50 percent of the executive’s final Annual Award under the 2020 EIP (the "2020 Deferred Award") will become earned and vested on December 31, 2023 if the conditions described in the Grants of Plan-Based Awards section are satisfied.
The possible Annual Awards that could be earned by our named executive officers for 2020 are presented in the Grants of Plan-Based Awards section. The calculation of the Annual Awards earned by our named executive officers in 2020 is shown in the table below. The 2020 Current Awards are included in the Summary Compensation Table on page 113 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Base Salary as of January 1, 2020 ($)	2020 EIP Goal Percentage	2020 EIP Annual Award ($)	2020 EIP Current Award ($)	2020 EIP Deferred Award ($)
Sanjay Bhasin	931,950	92.0832%	858,169	429,085	429,084
Tom Lewis	410,576	64.3665%	264,273	132,137	132,136
Kalyan Madhavan	532,112	73.6665%	391,988	195,994	195,994
Jibo Pan	419,545	73.6665%	309,064	154,532	154,532
Brehan Chapman	362,865	64.3665%	233,563	116,782	116,781
Each of our named executive officers participated in the 2017 EIP which, like the 2020 EIP discussed above, provided for a deferred award that was equal to 50 percent of the executive's final Annual Award under the 2017 EIP (the "2017 Deferred Award"). The following table shows the 2017 Deferred Awards with interest at 6 percent compounded annually over the period from January 1, 2018 through December 31, 2020 (the "2017 Deferral Performance Period"). The 2017 Deferred Awards, which are more fully discussed in the Compensation Discussion and Analysis section of our 2017 10-K, became earned and vested on December 31, 2020 because: (i) each of the named executive officers was actively employed by us on December 31, 2020; (ii) each of the named executive officers received at least a "Meets Expectations" performance rating for 2020; and (iii) the safety and soundness goals set forth in the paragraph immediately following the table were satisfied during the 2017 Deferral Performance Period.

Name	2017 EIP Deferred Award ($)	Interest on 2017 EIP Deferred Award ($)	2017 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	344,375	65,781	410,156
Tom Lewis	113,243	21,631	134,874
Kalyan Madhavan	155,272	29,659	184,931
Jibo Pan	119,553	22,837	142,390
Brehan Chapman	105,858	20,221	126,079
The safety and soundness goals applicable to the 2017 Deferred Award that were met during the 2017 Deferral Performance Period were: (i) we had no material risk management deficiencies at the Bank; (ii) no operational errors or omissions resulted in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was significantly past due; (iv) we made sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we had sufficient capital to pay dividends and repurchase members’ stock.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan"), a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2020, the maximum compensation limit was $285,000 and the maximum annual benefit limit was $230,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 116-119 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the FHLBank of Dallas 401(k) Retirement Plan ("FHLB Dallas DC Plan"), a tax-qualified defined contribution plan that we established effective December 1, 2018. Prior to December 1, 2018, our eligible employees had the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions ("Pentegra DC Plan"), a tax-qualified multiemployer defined contribution plan. For our active employees, the FHLB Dallas DC Plan replaced the Pentegra DC Plan on and after December 1, 2018. Because these are qualified plans, they are subject to the maximum compensation limit set by the Internal Revenue Code, which for 2020 was $285,000 per year. In addition, the combined calendar year contributions to a qualified defined contribution plan (and any successor plan in the same year) from both us and the employee are limited by the Internal Revenue Code. For 2020, combined contributions from both us and the employee to the FHLB Dallas DC Plan could not exceed $57,000. The FHLB Dallas DC Plan includes (and the Pentegra DC Plan included) a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis. The limitation on combined contributions applies to an employee's pre-tax and after-tax contributions and any matching contributions we make on his or her behalf. The limitation on an employee's pre-tax contributions was $19,500 for 2020. Employees who were age 50 or older could elect in 2020 to make additional pre-tax contributions (commonly known as catch-up contributions) of up to $6,500. Catch-up contributions are not taken into account in applying the combined contribution limit which, for employees who were age 50 or older, was $63,500 for 2020.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 75 percent of their monthly base salary and up to 100 percent of their incentive compensation on either a pre-tax or after-tax basis. Prior to December 1, 2018, employees could contribute up to 65 percent of their monthly base salary on either a pre-tax or after-tax basis but were not permitted to contribute any of their incentive compensation.
For employees hired prior to January 1, 2019, we provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra DB Plan, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service, including, if applicable, their service with a financial services institution that participated in the Pentegra DC Plan, during which service the employee was covered by such plan. Employees who are eligible to participate in the Pentegra DB Plan are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra DB Plan, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after six years.
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
Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra DC Plan), each of our named executive officers was eligible to receive in 2020 a 200 percent matching contribution on the first 3 percent of his or her eligible monthly base salary that he or she contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 113 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2020” table.
We offer the savings plan as a competitive practice and believe that our matching contributions to the plan are at or above the market median for comparable companies, although we have not conducted any recent studies to confirm this.
Deferred Compensation Program
Under the terms of our nonqualified deferred compensation program, we offer our highly compensated employees, including our named executive officers, the opportunity to voluntarily defer receipt of all or part of their base salary and all or part of their non-equity incentive plan compensation. The program allows participants to save for retirement or other future-dated in-service obligations (e.g., college, home purchase, etc.) in a tax-effective manner, as contributions and earnings on those contributions are not taxable to the participant until received. Under the program, amounts deferred by the participant and our matching contributions can be invested in an array of externally managed mutual funds.
We offer the program to allow our highly compensated employees to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive in our tax-qualified defined contribution savings plan if not for the limits imposed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 113 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2020” table. As noted above, we believe that our matching contributions to the qualified savings plan are at or above the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this may also be true for the matching contributions that we provide under the deferred compensation program, although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 119-122.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that benefits Mr. Lewis and some of our former executives. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided to discontinue contributions to our SERP for the foreseeable future. While the Committee and Board of Directors could consider reactivating or replacing the SERP at some point in the future, there is no current plan to do so. If the SERP is ever reactivated or replaced, the Committee and Board of Directors would expect to add our other executive officers as participants. While active, our intent with the SERP was to make up a portion of the pension benefit that was lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code (it was never our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan). Our final contribution to the SERP was made in 2014. Each participant’s benefit under the SERP consists of the contributions we made on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP were determined solely at the discretion of our Board of Directors and were, during the periods in which they were made, based upon our desire to provide a reasonable level of supplemental retirement income to the participants. Generally, benefits under the SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. As of December 31, 2020, Mr. Lewis had met the Rule of 70. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his death or disability. Otherwise, vested benefits are not payable to the participant until he or she reaches age 62 or, if later, upon retirement. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
Many other comparable financial institutions in our defined competitive markets offer supplemental executive retirement plans that are designed to fully restore the lost benefits under their tax qualified plans and therefore our decision not to offer this form of compensation may put us at a competitive disadvantage.

For details regarding the operation of Groups 1 and 2 of our SERP and the account balances for Mr. Lewis as of December 31, 2020, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 119.
Other Benefits
We offer a number of other benefits to our executive officers pursuant to benefit programs that are available to all of our regular, full-time employees. These benefits include: medical, dental, vision and prescription drug benefits; paid time off (in the form of vacation and flex leave); short- and long-term disability coverage; life and accidental death and dismemberment insurance; charitable gift matching (limited to $500 per employee per year); health and dependent care flexible spending accounts; healthcare savings accounts; and certain other benefits including, but not limited to, retiree health and limited life insurance benefits (provided certain eligibility requirements are met).
Our employees accrue vacation at different rates depending upon their length of service, with some exceptions for officers during their first five years of employment with us. After an employee has completed 12 or more years of service (including any prior service with another FHLBank, subject to certain exceptions), he or she is entitled to 200 hours of annual vacation leave. We typically limit the amount of accrued and unused vacation leave that an employee can accumulate to two times the amount of vacation he or she earns in an annual period. This policy is effected by allowing employees to carry over no more than the amount of vacation that he or she earns in an annual period to the next calendar year. Due to the COVID-19 pandemic, we made an exception to this policy in 2020 wherein we allowed our employees to carry over an additional 80 hours of vacation from 2020 to 2021. Unused vacation in excess of the maximum carryover, if any, is deducted from an employee's vacation account balance on December 31. Based on their length of service (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago), each of our named executive officers currently accrue 200 hours of vacation leave per year. If an employee's employment with us is terminated for any reason, he or she is entitled to receive a payment for all accrued but unused vacation time as of their termination date, which, as noted above, typically cannot exceed two times the amount of vacation that he or she earns in an annual period. This payment is derived by multiplying the number of accrued but unused vacation hours as of the employee's termination date by his or her hourly rate. For this purpose, the hourly rate is computed by dividing the employee's base salary by 2,080 hours.
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
Perquisites
In 2020, we did not provide any perquisites to our named executive officers.
Executive Employment Agreements
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain the services of Ms. Chapman and Mr. Bhasin for no less than the one-year term of the agreements. On each yearly anniversary, the executive's employment agreement automatically renews for an additional one-year term unless either we or the executive gives a notice of non-renewal not less than 30 days prior to the expiration date. Because neither we nor either of the executives gave a notice of non-renewal, the term of Ms. Chapman's employment agreement was automatically extended through December 31, 2021 and the term of Mr. Bhasin's employment agreement was automatically extended through March 23, 2022.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 122, the employment agreements with Mr. Bhasin and Ms. Chapman provide for payments in the event that the executive officer's employment with us is terminated either by the executive for good reason or by us other than for cause, by reason of the executive's death or disability, or as a result of us giving notice of non-renewal of the employment agreement at a time when the executive is willing and able to continue his or her employment on substantially the same terms. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements used by comparable companies and therefore advance our objective of retaining Mr. Bhasin and Ms. Chapman.
We considered the actions with respect to Mr. Bhasin and Ms. Chapman to be prudent based on our belief that they are extremely well qualified to perform the duties of their jobs, that they have skill sets that are highly sought after in the financial services industry, that they have valuable historical knowledge of us and the FHLBank System, and/or that their continued employment with us is essential to our ability to meet our business objectives.
Currently, we do not have employment agreements with Messrs. Lewis, Madhavan or Pan, nor do we expect to enter into employment agreements with these executives in the foreseeable future.
2021 Compensation Actions
The 2021 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2020) are presented below. All of the salaries in the table below were effective January 1, 2021.

Name	2021 Base Salary ($)	Percentage Change
Sanjay Bhasin	950,589	Increase of 2.0 percent
Tom Lewis	418,788	Increase of 2.0 percent
Kalyan Madhavan	542,754	Increase of 2.0 percent
Jibo Pan	427,936	Increase of 2.0 percent
Brehan Chapman	370,122	Increase of 2.0 percent
In September 2020, we engaged McLagan to conduct a competitive market pay study for all of our executive officers (the “2020 Pay Study”). The results of the 2020 Pay Study showed that the base salaries and targeted incentive opportunities for our named executive officers were within the competitive market range for their positions with one exception (for that position, base salary and targeted incentives lagged the competitive range). Based on this information and the then prevailing economic conditions, the Committee and Board of Directors gave Mr. Bhasin a standard merit increase of 2.0 percent and the Committee approved, based upon Mr. Bhasin's recommendation, standard merit increases of 2.0 percent for Ms. Chapman and Messrs. Lewis, Madhavan and Pan.
On December 3, 2020, the Board of Directors, acting upon a recommendation from the Committee, approved our 2021 EIP, subject to the review of the Finance Agency. On January 11, 2021, the Finance Agency informed us that it did not object to the 2021 EIP. The 2021 EIP was retroactively effective as of January 1, 2021. Like previous EIPs, the 2021 EIP provides for an annual award (the "2021 Annual Award"), 50 percent of which can be fully earned in 2021 (the "2021 Current Award"). The 2021 Annual Award is based on the achievement of performance goals for the period from January 1, 2021 through December 31, 2021. The remaining 50 percent of an executive's 2021 Annual Award (the "2021 Deferred Award"), with interest at 6 percent compounded annually over the period from January 1, 2022 through December 31, 2024 (the "2021 Deferral Performance Period") will not become fully earned and vested until December 31, 2024 and then only if: (1) the same safety and soundness goals that applied to the 2017 Deferred Award are satisfied during the 2021 Deferral Performance Period; (2) the executive receives a performance rating for 2024 of at least "Solid Performance"; and (3) the executive is actively employed by us on December 31, 2024. An executive’s 2021 Deferred Award is payable no later than March 15, 2025.
For the incentives that can be earned in 2021 (which will be payable in early 2022), our executive officers will derive 50 percent of their incentive opportunity from the 2021 EIP (via the 2021 Current Award) and 50 percent of their incentive opportunity from the 2018 EIP Deferred Award discussed below.
For purposes of our 2021 Annual Award, the Board of Directors established 15 performance goals (the "2021 Performance Goals"). The 2021 Performance Goals fall into the following broad categories (with category weights in parentheses): (a) business activity and financial execution (30 percent); (b) technology modernization (15 percent); (c) operational excellence (35 percent); (d) learning initiatives (10 percent); and (e) diversity and inclusion initiatives (10 percent). Within each category, there are one or more goals and each goal has been assigned a specific percentage weight with a threshold, target and stretch objective.
For Mr. Bhasin, the incentive factor for each 2021 Performance Goal can be 0 percent (if the threshold objective is not met), 50 percent (if results are equal to the threshold objective), 75 percent (if results are equal to the target objective) or 100 percent (if results are equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2021 Performance Goal can be 0 percent (if the threshold objective is not met), 30 percent (if results are equal to the threshold objective), 60 percent (if results are equal to the target objective) or 80 percent (if results are equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2021 Performance Goal can be 0 percent (if the threshold objective is not met), 30 percent (if results are equal to the threshold objective), 50 percent (if results are equal to the target objective) or 70 percent (if results are equal to or greater than the stretch objective). These incentive factors are unchanged from those that applied to the 2020 Annual Award.

Achievement levels between threshold and target and between target and stretch for each 2021 Performance Goal will be interpolated in a manner as determined by the Committee. Like previous EIPs, the results for each 2021 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall 2021 EIP goal percentage. The percentages derived from this calculation for each 2021 Performance Goal will be added together to derive each executive’s overall goal percentage for the 2021 EIP, which percentage will then be multiplied by the executive’s 2021 base salary to determine his or her final 2021 Annual Award. The executive's final 2021 Annual Award will be multiplied by 50 percent to derive his or her 2021 Current Award.
The following table sets forth an estimate of the possible 2021 Annual Awards (and, for 50 percent of those awards, the 2021 Current Awards) that can be earned by our named executive officers under the 2021 EIP. The threshold amounts were computed based upon the assumption that we would achieve the threshold objective for each of the 2021 Performance Goals. The target amounts were computed based upon the assumption that we would achieve the target objective for each of the 2021 Performance Goals. The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of the 2021 Performance Goals. In addition, the threshold, target and maximum 2021 Current Awards are based upon the assumption that each of our named executive officers will receive a performance rating for 2021 of at least "Solid Performance." An executive's 2021 Current Award will become earned and vested on December 31, 2021 provided he or she is actively employed on that date and such award is payable no later than March 15, 2022. Given the number of variables involved in the calculation of our 2021 EIP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the 2021 EIP awards can be less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the 2021 Performance Goals. In addition, as noted above, achievement levels between threshold and target and between target and stretch will be interpolated and, as a result, the ultimate awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible 2021 Annual Award			Estimated Possible Payouts in Early 2022 Under Non-Equity Incentive Plan Awards for 2021 EIP (2021 Current Award)

Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	475,295	712,942	950,589	237,647	356,471	475,295
Tom Lewis	125,636	209,394	293,152	62,818	104,697	146,576
Kalyan Madhavan	162,826	325,652	434,203	81,413	162,826	217,102
Jibo Pan	128,381	256,762	342,349	64,190	128,381	171,174
Brehan Chapman	111,037	185,061	259,085	55,518	92,531	129,543
As previously noted, the remaining 50 percent of our executives' 2021 incentive opportunity will be derived from their 2018 Deferred Award. The amount of each executive's 2018 Deferred Award (before interest) became fixed at the end of 2018 based on the achievement of performance goals for the period from January 1, 2018 through December 31, 2018. The performance goals that were applicable to the 2018 Deferred Award are more fully discussed in the Compensation Discussion and Analysis section of our 2018 10-K.
An executive's 2018 Deferred Award will become earned and vested on December 31, 2021 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2019 through December 31, 2021 (the "2018 Deferral Performance Period"); (ii) the executive receives a performance rating for 2021 of at least "Solid Performance"; and (iii) the executive is actively employed by us on December 31, 2021. An executive’s 2018 Deferred Award is payable no later than March 15, 2022 with interest at 6 percent compounded annually over the 2018 Deferral Performance Period.
The safety and soundness goals that must be satisfied during the 2018 Deferral Performance Period are: (i) no material risk management deficiency exists at the Bank; (ii) no operational errors or omissions result in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; (iv) we make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we have sufficient capital to pay dividends and repurchase members’ stock.

The following table shows the deferred awards under the 2018 EIP, the anticipated growth in those awards during the 2018 Deferral Performance Period, and the total 2018 Deferred Awards (inclusive of interest) that will be payable in early 2022 provided all of the conditions for payment are met.

Name	2018 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total 2018 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	380,903	72,759	453,662
Tom Lewis	114,149	21,804	135,953
Kalyan Madhavan	158,771	30,328	189,099
Jibo Pan	123,986	23,683	147,669
Brehan Chapman	106,705	20,382	127,087
The following table combines the possible 2021 EIP Current Awards and the actual 2018 Deferred Awards (including interest) from the two preceding tables and represents the total non-equity incentive plan compensation that can be fully earned by our named executive officers in 2021.

	Estimated Possible Payouts in Early 2022 for 2021 Incentive Opportunities
	2021 EIP Current Award			2018 EIP Deferred Award Including Interest ($)	Total if 2021 EIP Current Award is at Threshold, Target or Maximum
Name	Threshold ($)	Target ($)	Maximum ($)		Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	237,647	356,471	475,295	453,662	691,309	810,133	928,957
Tom Lewis	62,818	104,697	146,576	135,953	198,771	240,650	282,529
Kalyan Madhavan	81,413	162,826	217,102	189,099	270,512	351,925	406,201
Jibo Pan	64,190	128,381	171,174	147,669	211,859	276,050	318,843
Brehan Chapman	55,518	92,531	129,543	127,087	182,605	219,618	256,630

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 99-112 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Mary E. Ceverha, Chairman
James D. Goudge, Vice Chairman
A. Fred Miller, Jr.
Sally I. Nelson
Robert M. Rigby
Margo S. Scholin
Ron G. Wiser

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2020, 2019 and 2018 (to the extent applicable) of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2020. Collectively, the five individuals presented in the table are referred to as our "named executive officers." Because Brehan Chapman was not a named executive officer in 2019 or 2018, only her 2020 compensation information is presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Sanjay Bhasin	2020	931,950	—	—	—	839,241	287,000	54,570	2,112,761
President/CEO	2019	855,000	—	—	—	649,230	279,000	51,300	1,834,530
	2018	825,000	—	—	—	691,264	—	49,475	1,565,739

Tom Lewis	2020	410,576	—	—	—	267,011	356,000	23,981	1,057,568
EVP/Chief Financial	2019	373,251	—	—	—	195,649	370,000	22,395	961,295
Officer	2018	362,380	—	—	—	213,658	4,000	21,718	601,756

Kalyan Madhavan	2020	532,112	—	—	—	380,925	270,000	31,175	1,214,212
EVP/Chief Business	2019	521,679	—	—	—	272,351	267,000	30,063	1,091,093
Officer	2018	504,037	—	—	—	294,246	12,000	28,835	839,118

Jibo Pan	2020	419,545	—	—	—	296,922	308,000	23,876	1,048,343
EVP/Head of Capital	2019	411,319	—	—	—	213,548	296,000	22,332	943,199
Markets	2018	393,606	—	—	—	228,819	—	21,184	643,609

Brehan Chapman	2020	362,865	—	—	—	242,861	284,000	9,676	899,402
EVP/Chief
Administrative Officer
___________________________________
(1)Amounts for 2020 represent 2020 EIP Current Awards earned for services rendered in 2020 and 2017 EIP Deferred Awards earned for services rendered during 2017, 2018, 2019 and 2020. Amounts for 2019 represent 2019 EIP Current Awards earned for services rendered in 2019 and Gap Year Awards earned for services rendered during 2017, 2018 and 2019. Amounts for 2018 represent 2018 EIP Current Awards earned for services rendered in 2018 and LTIP awards earned for services rendered during 2016, 2017 and 2018. The amounts shown for 2020 were paid to the named executive officers on February 19, 2021. The amounts shown for 2019 and 2018 were paid to the executive officers in February 2020 and February 2019, respectively. The components of this column for 2020 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2020."
(2)Amounts reported in this column for 2020, 2019 and 2018 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 116-119. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2020, 2019 or 2018. In 2018, the actuarial present value of the accumulated pension benefits for Mr. Bhasin and Mr. Pan decreased by $4,000 and $24,000, respectively.
(3)The components of this column for 2020 are provided in the table below entitled "Components of All Other Compensation for 2020."
Components of Non-Equity Incentive Plan Compensation for 2020

Name	2020 EIP Current Award ($)	2017 EIP Deferred Award ($)	Total Non-Equity Incentive Plan Compensation ($)
Sanjay Bhasin	429,085	410,156	839,241
Tom Lewis	132,137	134,874	267,011
Kalyan Madhavan	195,994	184,931	380,925
Jibo Pan	154,532	142,390	296,922
Brehan Chapman	116,782	126,079	242,861

Components of All Other Compensation for 2020

Name	Bank Contributions to Vested Defined Contribution Plans
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	Perquisites ($)	Tax Gross ups ($)	Total All Other Compensation ($)

Sanjay Bhasin	17,100	37,470	—	—	54,570
Tom Lewis	17,100	6,881	—	—	23,981
Kalyan Madhavan	16,531	14,644	—	—	31,175
Jibo Pan	15,947	7,929	—	—	23,876
Brehan Chapman	9,676	—	—	—	9,676

GRANTS OF PLAN-BASED AWARDS
As discussed in the Compensation Discussion and Analysis, the 2020 EIP provided for an Annual Award, which was comprised of a Current Award and a Deferred Award. For the incentives that could be earned in 2020, our executive officers derived 50 percent of their incentive opportunity from the 2020 EIP (via the 2020 Current Award) and 50 percent of their incentive opportunity from the 2017 EIP (via the 2017 Deferred Award).
For Mr. Bhasin, the potential Annual Award under the 2020 EIP (before interest on the deferred portion, as described below), could have been 63.75 percent of salary (if the threshold objective was achieved for each of our 2020 Performance Goals that had a threshold objective and all of the pass/fail goals were met), 84.375 percent of salary (if the target objective was achieved for each of our 2020 Performance Goals that had a target objective and all of the pass/fail goals were met) or 100 percent of salary (if the stretch objective was achieved for each of our 2020 Performance Goals that had a stretch objective and all of the pass/fail goals were met). For Messrs. Madhavan and Pan, the potential Annual Award under the 2020 EIP (before interest on the deferred portion), could have been 45.75 percent of salary (if the threshold objective was achieved for each of our 2020 Performance Goals that had a threshold objective and all of the pass/fail goals were met), 67.5 percent of salary (if the target objective was achieved for each of our 2020 Performance Goals that had a target objective and all of the pass/fail goals were met) or 80 percent of salary (if the stretch objective was achieved for each of our 2020 Performance Goals that had a stretch objective and all of the pass/fail goals were met). For Mr. Lewis and Ms. Chapman, the potential Annual Award under the 2020 EIP (before interest on the deferred portion), could have been 42 percent of salary (if the threshold objective was achieved for each of our 2020 Performance Goals that had a threshold objective and all of the pass/fail goals were met), 57.5 percent of salary (if the target objective was achieved for each of our 2020 Performance Goals that had a target objective and all of the pass/fail goals were met) or 70 percent of salary (if the stretch objective was achieved for each of our 2020 Performance Goals that had a stretch objective and all of the pass/fail goals were met).
The Current Award, representing 50 percent of the Annual Award, became earned and vested on December 31, 2020. The Deferred Award, representing the other 50 percent of the Annual Award, will become earned and vested on December 31, 2023 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2021 through December 31, 2023 (the "2020 Deferral Performance Period"); (ii) the executive receives a performance rating for 2023 of at least "Solid Performance"; and (iii) the executive is actively employed on December 31, 2023. An executive’s Deferred Award under the 2020 EIP is payable no later than March 15, 2024 with interest at 6 percent compounded annually over the three-year deferral performance period.
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
The following table sets forth an estimate of the possible Current Awards and Deferred Awards (before interest) that could have been earned by our named executive officers under the 2020 EIP. The achievement levels described above were used to compute the estimated awards shown in the table. Given the number of variables involved in the calculation of the Annual Awards, the ultimate awards (other than the maximum awards) could have varied significantly. For instance, the Annual Awards could have been less than 63.75 percent of salary for Mr. Bhasin, 45.75 percent of salary for Mr. Madhavan and Mr. Pan and 42 percent of salary for Mr. Lewis and Ms. Chapman if we failed to achieve the threshold objective for one or more of our 2020 Performance Goals that had a threshold objective but achieved the threshold objective for each of our other 2020 Performance Goals that had a threshold objective. In addition, because achievement levels between threshold and target and between target and stretch for each 2020 Performance Goal that had those achievement levels are interpolated, the ultimate 2020 EIP awards earned by the named executive officers could have varied significantly between the threshold and maximum amounts presented in the table. The 2020 EIP Current Awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 99 through 112.

	Estimated Possible Awards for 2020 EIP
	2020 Current Award			2020 Deferred Award			Total 2020 Annual Award
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	297,059	393,166	465,975	297,059	393,166	465,975	594,118	786,332	931,950
Tom Lewis	86,221	118,041	143,702	86,221	118,041	143,702	172,442	236,082	287,404
Kalyan Madhavan	121,721	179,588	212,845	121,721	179,588	212,845	243,442	359,176	425,690
Jibo Pan	95,971	141,596	167,818	95,971	141,596	167,818	191,942	283,192	335,636
Brehan Chapman	76,202	104,324	127,003	76,202	104,324	127,003	152,404	208,648	254,006
The following table shows the anticipated growth in the threshold, target and maximum Deferred Awards (from the table above) during the period from January 1, 2021 through December 31, 2023 and the total Deferred Awards (inclusive of interest) that would have been payable in early 2024 at each of these achievement levels.

	Estimated Possible Payouts in Early 2024 Under Non-Equity Incentive Plan Awards for 2020 EIP
	2020 Deferred Award			Interest on Deferred Award (1)			Total Deferred Award Including Interest
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	297,059	393,166	465,975	56,743	75,101	89,009	353,802	468,267	554,984
Tom Lewis	86,221	118,041	143,702	16,470	22,548	27,449	102,691	140,589	171,151
Kalyan Madhavan	121,721	179,588	212,845	23,251	34,304	40,657	144,972	213,892	253,502
Jibo Pan	95,971	141,596	167,818	18,332	27,047	32,056	114,303	168,643	199,874
Brehan Chapman	76,202	104,324	127,003	14,556	19,927	24,260	90,758	124,251	151,263
(1) Amounts represent interest on the Deferred Awards at 6 percent, compounded annually.
The following table shows the actual deferred awards under the 2020 EIP, the anticipated growth in those awards during the period from January 1, 2021 through December 31, 2023, and the total Deferred Awards (inclusive of interest) that will be payable in early 2024 provided all of the conditions for payment are met.

Name	Actual 2020 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total Deferred Award Including Interest ($)
Sanjay Bhasin	429,084	81,962	511,046
Tom Lewis	132,136	25,240	157,376
Kalyan Madhavan	195,994	37,438	233,432
Jibo Pan	154,532	29,518	184,050
Brehan Chapman	116,781	22,307	139,088
If an executive officer's employment is terminated for any reason other than death, disability or a reduction in force (as defined in the 2020 EIP), his or her unvested 2020 EIP awards will be forfeited.
If an executive officer’s employment had been terminated in 2020 due to death or disability, then his or her Current Award would have been treated as earned and vested based on the portion of 2020 during which the executive was employed based on the assumption that we would have achieved the 2020 Performance Goals at the target achievement level. If an executive's employment is terminated during the 2020 Deferral Performance Period due to his or her death or disability, then his or her Deferred Award will be treated as fully earned and vested based on the assumption that we would achieve the safety and soundness goals applicable to that award. Payment of awards in connection with a death or disability would be made in a single lump sum within 75 days of the executive’s termination date. For the Deferred Award, the payment would include interest through the executive's termination date.

If an executive’s employment had been terminated in 2020 due to a reduction in force, then his or her Current Award would have been treated as earned and vested based on the portion of 2020 during which the executive was employed and the extent to which the 2020 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the 2020 Deferral Performance Period due to a reduction in force, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period and the achievement of the safety and soundness goals applicable to that award. Payment of awards in connection with a reduction in force would be made according to the normal scheduled dates and would be contingent upon the executive executing the severance agreement offered by us.
If, in 2020, we had been involved in a merger, consolidation, reorganization or sale of all or substantially all of our assets, or we had been liquidated or dissolved (collectively, a "Reorganization"), subject to certain exceptions for which the Director of the Finance Agency had determined should not be a basis for accelerated vesting, then the Current Award would have been treated as earned and vested on a pro rata basis through the date of the Reorganization. Similarly, if we had been involved in a Reorganization during 2020, then the Deferred Award would have been treated as fully earned and vested effective as of the Reorganization date based on the assumption that we would have achieved the safety and soundness goals applicable to that award. Payment of awards in connection with a Reorganization would be made in a single lump sum on the date on which the Reorganization occurs. If we are involved in a Reorganization during the 2020 Deferral Performance Period, the payment of the Deferred Award would also include interest through the Reorganization date.
The Board of Directors may adjust the 2020 Performance Goals to ensure the purposes of the 2020 EIP are served. In addition, the Board of Directors, in its discretion, may consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results.
Any awards not yet paid may be reduced or eliminated if any actual losses or other measures or aspects of performance are realized which would have caused a reduction in the amount of the awards. Further, if during the most recent examination of us by the Finance Agency, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the executive’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, then all of an executive’s vested and unvested awards under the 2020 EIP will be forfeited. Any future payments for a vested award will cease and we will have no further obligation to make such payments.
By resolution, the Board of Directors may reduce or eliminate an award that is otherwise earned under the 2020 EIP but not yet paid if the Board of Directors finds that a serious, material safety and soundness problem or a serious, material risk management deficiency exists at the Bank, or if: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive payouts; (ii) the submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; or (iii) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings.
The Board of Directors may amend the 2020 EIP at any time in its sole discretion. However, the Board of Directors may not amend the 2020 EIP to reduce an executive’s awards as determined on the day immediately preceding the effective date of the amendment or to otherwise retroactively impair or adversely affect the rights of an executive.
In addition, the Board of Directors may terminate the 2020 EIP at any time in its sole discretion. Absent an amendment to the contrary, incentives that were earned and vested prior to the termination will be paid at the times and in the manner provided for by the 2020 EIP at the time of the termination.

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Mr. Lewis is the only named executive officer who was hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2020. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	16.1	1,259,000	—
Tom Lewis	Pentegra DB Plan	17.9	1,931,000	—
Kalyan Madhavan	Pentegra DB Plan	15.2	1,247,000	—
Jibo Pan	Pentegra DB Plan	17.8	1,270,000	—
Brehan Chapman	Pentegra DB Plan	16.0	1,049,000	—
The regular form of retirement benefit under the Pentegra DB Plan is a single life annuity that includes a lump sum death benefit. The normal retirement age is 65, but the plan provides for an unreduced retirement benefit beginning at age 60 as it relates solely to benefits that were accrued prior to July 1, 2015 (for employees hired prior to July 1, 2003) or age 62 (for employees hired on or after July 1, 2003 that meet the eligibility requirements to participate in the Pentegra DB Plan and, for employees hired prior to July 1, 2003, the benefits that those employees accrue on and after July 1, 2015). For employees hired prior to January 1, 2019 who are not eligible to participate in the Pentegra DB Plan, we offer the opportunity for higher matching contributions in our defined contribution plan.
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2020 commence at age 62 and are discounted to December 31, 2020);
•Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 2.52 percent. The lump sum benefit is calculated using a discount rate of either 2.52 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);
•The annuity benefit is valued using the Pri-2012 white collar worker annuitant table with mortality improvement scale MP-2020 and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2020; and
•No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2020, this amount was $230,000 at age 65). The annual pension benefit limit is less than $230,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2020, this amount was $285,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit and/or the maximum allowable annual benefit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2021, the Internal Revenue Service increased the maximum compensation limit to $290,000 per year and left unchanged the maximum allowable annual benefit at $230,000.

Benefit Formula
Subject to the exceptions noted below for Messrs. Bhasin, Madhavan and Pan, the annual benefit payable under the Pentegra DB Plan (assuming a participant chooses a single life annuity with a lump sum death benefit) is calculated using the following formula:

•3 percent x years of service credited prior to July 1, 2003 x high 36-month average compensation earned prior to July 1, 2015 plus

•2 percent x years of service credited on or after July 1, 2003 x high 36-month average compensation for the entire period of participation in the Pentegra DB Plan

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the Internal Revenue Code limitation which, for 2020, 2019 and 2018, was $285,000, $280,000 and $275,000, respectively. In each of those years, the compensation of all of our named executive officers exceeded the applicable Internal Revenue Code limit; accordingly, the high 36-month average compensation for each of our named executive officers was limited to $280,000 as of December 31, 2020. Based on the Internal Revenue Code limitations in effect prior to July 1, 2015, the high 36-month average compensation for purposes of the first part of the benefit formula is limited to $255,000 for Mr. Lewis. The first part of the benefit formula does not apply to Ms. Chapman or Messrs. Bhasin, Madhavan and Pan as they were not employed by us prior to July 1, 2003.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2020, Mr. Bhasin, Mr. Lewis, Mr. Madhavan, Mr. Pan and Ms. Chapman had accumulated 6.6, 17.5, 6.3, 6.3 and 16.0 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis, the remainder of his service (0.4 years) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2020, all of our named executive officers were fully vested in their accrued pension benefits.
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
Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Ms. Chapman and Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2020, Mr. Lewis was eligible for early retirement with reduced benefits. Because he had met the Rule of 70 as of December 31, 2020, the early retirement reduction factors applicable to Mr. Lewis as of that date would have been approximately 3.0 percent as it relates to the benefits he had earned prior to July 1, 2015 and approximately 6.0 percent as it relates to the benefits he had earned on and after July 1, 2015. Given their ages and hire dates, Ms. Chapman and Messrs. Bhasin, Madhavan and Pan are not yet eligible for early retirement.
Forms of Benefit
Participants in the Pentegra DB Plan can choose from among the following standard payment options:
•Single life annuity — that is, a monthly payment for the remainder of the participant’s life (this option provides for the largest annuity payment);
•Single life annuity with a lump sum death benefit equal to 12 times the annual retirement benefit — under this option, the death benefit is reduced by 1/12 for each year that the retiree receives payments under the annuity. Accordingly, the death benefit is no longer payable after 12 years (this option provides for a smaller annuity payment as compared to the single life annuity);
•Joint and 50 percent survivor annuity — a monthly payment for the remainder of the participant’s life. If the participant dies before his or her survivor, the survivor receives (for the remainder of his or her life) a monthly payment equal to 50 percent of the amount the participant was receiving prior to his or her death (this option provides for a smaller annuity payment as compared to the single life annuity with a lump sum death benefit);
•Joint and 100 percent survivor annuity with a 10-year certain benefit feature — a monthly payment for the remainder of the participant’s life. If the participant dies before his or her survivor, the survivor receives (for the remainder of his or her life) the same monthly payment that the participant was receiving prior to his or her death. If both the participant and the survivor die before the end of 10 years, the participant’s named beneficiary receives the same monthly payment for the remainder of the 10-year period (this option provides for a smaller annuity payment as compared to the joint and 50 percent survivor annuity); or
•Lump sum payment at retirement in lieu of a monthly annuity.
In addition, other payment options, actuarially equivalent to the foregoing, can be designed for a participant, subject to certain limitations.

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2020 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”) for Mr. Lewis. Ms. Chapman and Messrs. Bhasin, Madhavan and Pan do not participate in the SERP. As discussed more fully in the Compensation Discussion and Analysis on pages 108-109, we do not intend in the foreseeable future to add any new participants to the SERP, nor do we intend to make any additional SERP contributions on behalf of Mr. Lewis. The term "NQDC Plan" refers to our 2017 Deferred Compensation Plan, our Consolidated Deferred Compensation Plan and any predecessor plans. The 2017 Deferred Compensation Plan governs compensation earned in 2017 and later years to the extent it is deferred. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	146,779	37,470	225,378	—	1,257,639

Tom Lewis
NQDC Plan	60,000	6,881	6,286	4,940	379,955
SERP — Group 1	—	—	44,266	—	443,502
SERP — Group 2	—	—	2,112	—	16,719
	60,000	6,881	52,664	4,940	840,176

Kalyan Madhavan
NQDC Plan	286,176	14,644	257,183	—	1,596,713

Jibo Pan
NQDC Plan	62,572	7,929	12,962	112,690	107,876

Brehan Chapman
NQDC Plan	—	—	6,159	—	54,178
_______________________________________
(1)All amounts in this column are included in the “Salary” column for 2020 in the Summary Compensation Table.
(2)All amounts in this column are included in the “All Other Compensation” column for 2020 in the Summary Compensation Table.
(3)The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2020 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.
(4)The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2020 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table on page 113; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2006 through 2017 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented on page 113) had been required; and (3) earnings (losses) accumulated through December 31, 2020 (2020 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because Messrs. Lewis, Madhavan and Pan have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts. Ms. Chapman's aggregate balance includes contributions made by her and the Bank and earnings (losses) on those contributions in years prior to 2020 when she was not a named executive officer.

	Amounts Reported in Summary Compensation Table			Reported/Reportable Compensation Related to Years Prior to 2018 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2020 ($)	2019 ($)	2018 ($)			Total ($)
Sanjay Bhasin	119,326	176,373	168,101	360,365	433,474	1,257,639
Tom Lewis	16,881	61,595	55,218	466,141	240,341	840,176
Kalyan Madhavan	164,644	250,677	261,644	478,192	441,556	1,596,713
Jibo Pan	70,501	7,879	7,091	5,871	16,534	107,876
Brehan Chapman	—	—	—	—	6,159	54,178

NQDC Plan
Under the 2017 Deferred Compensation Plan, our named executive officers and other highly compensated employees can elect to defer receipt of all or part of their base salary and all or part of their non-equity incentive plan compensation. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable.
Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under the FHLBank of Dallas 401(k) Retirement Plan (for 2020, the maximum compensation limit for this plan was $285,000). We do not provide any matching on employees' incentive compensation awards that are contributed to the NQDC Plan. Base salary and incentive compensation deferred under our NQDC Plan are not included in eligible compensation for purposes of our defined benefit pension plan (the Pentegra DB Plan). All of our participating employees, including our named executive officers, are fully vested in their NQDC Plan account balance at all times, including our matching contributions.
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

SERP
Our SERP was established primarily to provide supplemental retirement benefits to those employees who were serving as our executive officers at the time the SERP was established. Mr. Lewis is the only remaining executive from that group. As noted above, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics. Group 2, as explained below, was established to provide benefits to a specified group of our employees. Mr. Lewis is the only named executive officer who participates in Group 2.
Group 1
Mr. Lewis' benefit in Group 1 consists of contributions made by us on his behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Mr. Lewis is not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Lewis is based solely on the past contributions that were made by us on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to Mr. Lewis. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove Mr. Lewis at our discretion, except that no amendment, modification or termination may reduce his then vested account balance. Group 1 benefits vest on the date on which the sum of a participant’s age and years of service with us is at least 70. Based upon his age and years of service with us, Mr. Lewis was fully vested in his Group 1 benefits as of December 31, 2020. If Mr. Lewis retires or is terminated prior to reaching age 62, his Group 1 account balance will be paid at the time he reaches age 62 in a lump sum distribution based on his preexisting election. If Mr. Lewis retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, his Group 1 account balance will be paid at that time in a lump sum distribution based on his preexisting election. In addition to a lump sum payment, the SERP provides an option to receive annual installment payments over periods ranging from 2 to 20 years. Mr. Lewis can change his existing distribution election but only if the change is made at least one year prior to the date the lump sum payment would otherwise be made and the first installment payment pursuant to the change occurs at least five years after the date the lump sum payment would otherwise be made. If Mr. Lewis dies before reaching age 62, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee.
Group 2
Eligibility for the Group 2 SERP was limited to all of our employees who were employed as of June 30, 2003 but who were not eligible to receive a special one-time supplemental contribution to our qualified plan at that time (the Pentegra Defined Contribution Plan for Financial Institutions) because of limitations imposed by that plan (only employees eligible to receive a matching contribution as of December 31, 2002 were eligible to receive the one-time supplemental contribution to our qualified plan). At the time the SERP was established, 22 ineligible employees, including Mr. Lewis, were enrolled in Group 2. The supplemental contribution, equal to 3 percent of each ineligible employee’s base salary as of June 30, 2003, was made to the Group 2 SERP to partially offset a reduction in the employee service accrual rate applicable to our defined benefit pension plan (the Pentegra DB Plan) from 3 percent to 2 percent effective July 1, 2003. Our employees are not permitted to make contributions to the Group 2 SERP, nor do we intend to make any future contributions to the Group 2 SERP. Mr. Lewis is fully vested in the one-time contribution and the accumulated earnings on that contribution. The ultimate benefit to be derived by Mr. Lewis from Group 2 is dependent upon the earnings or losses generated on the one-time contribution. We have not guaranteed a specific benefit amount or investment return to him or any of the other employees participating in Group 2. Based on his preexisting election, Mr. Lewis' benefit under Group 2 is payable as a lump sum distribution upon termination of his employment for any reason. Mr. Lewis can change this distribution election in the same way he can change his Group 1 distribution election. Group 2 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Similar to Group 1, decisions regarding the investment of the Group 2 assets are the sole responsibility of our Investment and Administrative Committee.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We currently have employment agreements with Mr. Bhasin and Ms. Chapman. As further discussed below, the employment agreements with each of these executive officers provide for certain termination benefits in specified circumstances. As of December 31, 2020 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than four executive officers with whom we have entered into employment agreements, including Mr. Bhasin and Ms. Chapman. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated due to economic conditions, functional reorganization, budgetary constraints or other business conditions. A reduction in force can also occur when a position changes so significantly that the related job responsibilities are no longer needed or applicable (collectively, a "RIF Policy Triggering Event"). Accordingly, at December 31, 2020, Messrs. Lewis, Madhavan and Pan would have been entitled to termination benefits under our RIF Policy if (and only if) a RIF Policy Triggering Event had occurred on that date. The potential payments upon termination under the employment agreements (applicable to Mr. Bhasin and Ms. Chapman) and our RIF Policy (as applied to Messrs. Lewis, Madhavan and Pan) are discussed in the following sections.
Employment Agreements with Mr. Bhasin and Ms. Chapman
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. Each of these employment agreements provides that we will employ the executive officer for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). On each yearly anniversary, the employment agreements automatically renew for an additional one-year term unless either we or the executive officer gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or the executive officer may give a notice of non-renewal, in which case the executive's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay the executive in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to the executive for such 30-day period, in which case the termination of the executive would become effective immediately upon the date of such payment. Because neither we nor the executives gave a notice of non-renewal, the terms of the employment agreements with Ms. Chapman and Mr. Bhasin were recently extended through December 31, 2021 and March 23, 2022, respectively.
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
For purposes of these employment agreements, good reason means the occurrence, without the executive's written consent, of any of the following events: (a) any material diminution in the executive's authority, duties or responsibilities with us; (b) a material reduction by us in the executive’s incentive compensation award range, except for an across-the-board reduction similarly affecting substantially all similarly-situated employees; (c) a material reduction in the executive’s base salary, except for across-the-board salary reductions similarly affecting substantially all similarly-situated employees; (d) a requirement by us that the executive perform his or her principal services more than 100 miles from the executive's place of primary employment on January 1, 2014 (in the case of Ms. Chapman) or March 24, 2015 (in the case of Mr. Bhasin) or such other location at which the executive has later agreed to provide such services; (e) a material breach by us of any material provision of the employment agreement; or (f) we, or substantially all of our assets, are effectively acquired by another FHLBank through merger or other form of acquisition and the surviving bank’s Board of Directors or President makes a material diminution in the executive’s authority, duties or responsibilities.
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
Under the terms of the employment agreements, in the event that the executive officer's employment with us is terminated either by the executive officer for good reason or by us other than for cause, or in the event that we give notice of non-renewal while the executive is willing and able to continue employment on the same terms (each, a "Triggering Event"), the executive officer shall be entitled to receive the following severance benefits in addition to those payable under any applicable incentive and benefit programs in effect at the time of termination and in accordance with their terms:

(a) base salary continuation (at the base salary in effect at the time of termination) for 12 months;
(b)    a pro rata portion of the executive's non-equity incentive plan compensation for the year in which the executive's termination occurs, based on actual performance for such year and payable at the time that annual incentive awards, if any, are paid to other executives, but in no event later than March 15 following the year in which the termination occurred; and
(c)    continuation of any elective group health and dental insurance benefits that we are providing to the executive officer as of his or her termination date for a period of 12 months.
If the executive officer's employment with us is terminated for any reason other than a Triggering Event, the executive officer will be entitled only to his or her base salary through the last day of the executive's actual employment with us unless his or her termination is due to a death or disability in which case the executive (or his or her estate) will also be entitled to receive the executive's base salary for an additional 30-day period.
The terms of the employment agreements specify that the right to receive payments under items (a) through (c) above is contingent upon the executive delivering to us an executed severance agreement and a release of claims in a form provided by us.
The terms of the employment agreements with Mr. Bhasin and Ms. Chapman provide that during the executive's employment and for a period of one year after the termination of such employment for any reason, the executive will not: (i) engage in a managerial capacity in any business or enterprise in which the executive would serve in a role to affect that entity's decisions with respect to any product or service that competes with our credit products; (ii) directly or indirectly, either alone or in association with others, solicit, recruit, induce, or attempt to solicit, recruit or induce for employment or hire or engage as an independent contractor, any of our employees with whom the executive had contact during his or her employment with us; or (iii) directly or indirectly, either alone or in association with others, solicit, divert or take away, or attempt to solicit, divert or take away, the business or patronage of any of our members or customers with which the executive had material contact during his or her employment with us or about which the executive learned confidential information.
The following table sets forth the amounts that would have been payable to Mr. Bhasin and Ms. Chapman as of December 31, 2020 if a Triggering Event had occurred on that date. If the Triggering Event had been related to a reduction in force, then Mr. Bhasin and Ms. Chapman would also have been entitled, under the terms of the 2018 EIP and 2019 EIP, to receive (in early 2022 and early 2023, respectively), his or her 2018 EIP Deferred Award and 2019 EIP Deferred Award with interest at 6 percent compounded annually over the three-year deferral performance periods. The payment of these awards would have been dependent upon the satisfaction of the applicable safety and soundness goals. A termination due to a reduction in force would entitle Mr. Bhasin and Ms. Chapman to receive their 2020 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2021 through December 31, 2023).

Name	Accrued/Unused Vacation as of 12/31/20 ($)	Undiscounted Value of Base Salary Continuation ($)	2020 Non-Equity Incentive Plan Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Triggering Event was not a RIF ($)	2018 EIP Deferred Award ($)	2019 EIP Deferred Award ($)	Total Estimated Termination Benefit if Triggering Event was a RIF ($)
Sanjay Bhasin	125,455	931,950	839,241	26,709	1,923,355	453,662	373,659	2,750,676
Brehan Chapman	44,688	362,865	242,861	26,709	677,123	127,087	104,325	908,535
If our employment of Mr. Bhasin had been terminated on December 31, 2020 due to his death or disability, he (or his beneficiary in the case of his death) would have been entitled to receive an amount totaling $1,802,896 comprised of the following: (i) his accrued/unused vacation ($125,455); (ii) his base salary for one month ($77,663); (iii) his 2020 non-equity incentive plan compensation comprised of the 2020 EIP Current Award and 2017 EIP Deferred Award ($839,241); (iv) his 2018 EIP Deferred Award (with interest at 6 percent compounded annually for the period from January 1, 2019 through December 31, 2020) based on the assumption that the applicable safety and soundness goals would have been achieved ($427,982); and (v) his 2019 EIP Deferred Award (with interest at 6 percent for the period from January 1, 2020 through December 31, 2020) based on the assumption that the applicable safety and soundness goals would have been achieved ($332,555). A termination due to Mr. Bhasin's death or disability would entitle him (or his beneficiary in the case of his death) to receive his 2020 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
If our employment of Ms. Chapman had been terminated on December 31, 2020 due to her death or disability, she (or her beneficiary in the case of her death) would have been entitled to receive an amount totaling $530,530 comprised of the following: (i) her accrued/unused vacation ($44,688); (ii) her base salary for one month ($30,239); (iii) her 2020 non-equity incentive plan compensation comprised of the 2020 EIP Current Award and 2017 EIP Deferred Award ($242,861); (iv) her 2018 EIP Deferred Award (with interest at 6 percent compounded annually for the period from January 1, 2019 through

December 31, 2020) based on the assumption that the applicable safety and soundness goals would have been achieved ($119,893); and (v) her 2019 EIP Deferred Award (with interest at 6 percent for the period from January 1, 2020 through December 31, 2020) based on the assumption that the applicable safety and soundness goals would have been achieved ($92,849). A termination due to Ms. Chapman's death or disability would entitle her (or her beneficiary in the case of her death) to receive her 2020 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
Termination Benefits for Messrs. Lewis, Madhavan and Pan Under our RIF Policy
As of December 31, 2020, no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, as discussed above, Messrs. Lewis, Madhavan and Pan would have been entitled to benefits under our RIF Policy as of December 31, 2020 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any senior officer under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation.
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
As of December 31, 2020, Messrs. Lewis, Madhavan and Pan would have been entitled under our RIF Policy to severance pay and benefits continuation for one year. Further, under the terms of our 2018 and 2019 EIPs, the executives would have been entitled to receive their 2018 and 2019 EIP Deferred Awards upon completion of the applicable three-year deferral performance periods. The following table sets forth the amounts that would have been payable to these executive officers as of December 31, 2020 if a RIF Policy Triggering Event had occurred on that date. For the 2018 EIP Deferred Awards (payable in early 2022) and 2019 EIP Deferred Awards (payable in early 2023), the amounts presented in the table were based on the assumption that the applicable safety and soundness goals would be met. None of these executives would have been entitled to receive their 2020 EIP Deferred Award because the termination event did not occur during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2021 through December 31, 2023).

Name	Accrued/Unused Vacation as of 12/31/20 ($)	Undiscounted Value of Base Salary Continuation ($)	2020 Non-Equity Incentive Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	SERP ($) (1)	2018 EIP Deferred Award ($) (2)	2019 EIP Deferred Award ($) (2)	Total Termination Benefit ($)
Tom Lewis	55,270	410,576	267,011	26,709	39,478	17,100	460,221	135,953	111,609	1,523,927
Kalyan Madhavan	71,630	532,112	380,925	26,734	51,165	16,531	—	189,099	155,992	1,424,188
Jibo Pan	56,477	419,545	296,922	26,734	40,341	15,947	—	147,669	122,993	1,126,628
______________________________________________________________________________________
(1) Amounts reflect the vested balances in Mr. Lewis' Group 1 and Group 2 SERP accounts. Mr. Lewis' Group 1 SERP account ($443,502) would have been payable to him as a lump sum upon reaching age 62. His Group 2 SERP account ($16,719) would have been payable to him as a lump sum upon his termination.

(2) Amounts assume that the safety and soundness goals applicable to the 2018 and 2019 EIP Deferred Awards would have been met. These awards include interest at 6 percent compounded annually over the three-year deferral performance periods.

Messrs. Lewis, Madhavan and Pan would have been required to execute non-disparagement/confidentiality agreements in order to receive the termination benefits provided by the RIF Policy (i.e., base salary and health care benefits continuation and lump sum payments for the loss of future vacation benefits and matching contributions). These executive officers would not have been required to execute any type of agreement in order to receive their accrued/unused vacation and SERP benefits, if applicable. In order to receive the termination benefits arising under the 2018 and 2019 EIPs, the executives would have been required to execute the severance agreement offered by us, the provisions of which are not dictated by either the 2018 or 2019 EIP.
If our employment of Messrs. Lewis, Madhavan or Pan had been terminated on December 31, 2020 due to the executive's death or disability, the executive (or his beneficiary in the case of his death) would have been entitled to receive the following: (i) his accrued/unused vacation; (ii) his 2020 non-equity incentive plan compensation comprised of the 2020 EIP Current Award and 2017 EIP Deferred Award; (iii) his 2018 EIP Deferred Award (with interest at 6 percent compounded annually for the period from January 1, 2019 through December 31, 2020) based on the assumption that the applicable safety and soundness goals would be met; and (iv) his 2019 EIP Deferred Award (with interest at 6 percent for the period from January 1, 2020 through December 31, 2020) based on the assumption that the applicable safety and soundness goals would be met. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $549,871, $769,782 and $602,173, respectively. These amounts would have been payable no later than March 15, 2021. A termination due to the executive's death or disability would trigger the payment of the 2020 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2021 through December 31, 2023).
If on December 31, 2020: (1) we had merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity had merged or consolidated into us; (2) we had sold or transferred all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we had liquidated or dissolved (each, a “Significant Transaction”), then the 2020 EIP Current Award, the 2017 EIP Deferred Award, the 2018 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent compounded annually for the period from January 1, 2019 through December 31, 2020), the 2019 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent for the period from January 1, 2020 through December 31, 2020) and the 2020 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met) would have been payable to Messrs. Lewis, Madhavan and Pan on that date. For Messrs. Lewis, Madhavan and Pan, these amounts would have toaled $626,737, $894,146 and $700,228, respectively.
In the event the 2020 EIP Current Award, the 2017 EIP Deferred Award, the 2018 EIP Deferred Award, the 2019 EIP Deferred Award and the 2020 EIP Deferred Award would not otherwise have been payable under the terms of their employment agreements, Mr. Bhasin and Ms. Chapman would have been entitled under the terms of the 2017, 2018, 2019 and 2020 EIPs to receive $2,028,862 and $572,384, respectively, on December 31, 2020 if a Significant Transaction had occurred on that date. These amounts would have been comprised of the executive's 2020 EIP Current Award and 2017 EIP Deferred Award in addition to their 2018, 2019 and 2020 EIP Deferred Awards with interest at 6 percent compounded annually through December 31, 2020 (based on the assumption that the applicable safety and soundness goals had been met).
Other
In the event of the death or disability of any of our executive officers, we have no obligation to provide any life insurance or disability benefits beyond those that are provided for in our group life and disability insurance programs that are available generally to all salaried employees and that do not discriminate in scope, terms or operation in favor of our executive officers. Except as previously noted with regard to our SERP, our qualified and nonqualified retirement plans do not provide for any enhancements or accelerated vesting in connection with a termination, including a termination resulting from any of the events described above or the death or disability of a named executive officer. Following a termination for any reason, the balance of a named executive officer’s NQDC Plan account would be distributed pursuant to the instructions in his or her deferral election forms or as prescribed by the 2017 Deferred Compensation Plan, as applicable, and he or she would be entitled to cash out any accrued and unused vacation. Other than the benefits described above in connection with each covered circumstance and ordinary retirement benefits subject to applicable requirements for those benefits (such as eligibility), we do not provide any post-employment benefits or perquisites to any employees, including our named executive officers.
We also sponsor a retirement benefits program that includes health care and minimal life insurance benefits for eligible retirees. While eligibility for participation in the program and required participant contributions vary depending upon an employee’s age, hire date and length of service, the provisions of the plan apply equally to all employees, including our executive officers. For a discussion of our retirement benefits program, see pages F-48 through F-51 of this Annual Report on Form 10-K.
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
The Golden Parachute Regulation was effective February 27, 2014. Accordingly, payments that might otherwise be payable to Mr. Bhasin or Ms. Chapman under their employment agreements or our other named executive officers under our RIF Policy (or payments that might otherwise be payable to any of our named executive officers under our EIPs) could be reduced if the event giving rise to such payments were to occur at a time at which we were (or it was contemplated that we could become) insolvent, in a troubled condition or the subject of a conservatorship or receivership.
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
On December 20, 2018, the Finance Agency published a final rule on golden parachute and indemnification payments (the “Golden Parachute Rule”) to address areas of supervisory concern and to reduce administrative and compliance burdens. The Golden Parachute Rule, which became effective on January 22, 2019, sets forth the standards the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by a FHLBank to an entity-

affiliated party if the FHLBank were in a troubled condition, in conservatorship or receivership, or insolvent. The provisions of the rule: (i) focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments to employees other than executive officers who may have engaged in certain types of wrongdoing; and (ii) revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach.

PAY RATIO
For 2020, the estimated ratio of our President/CEO's total compensation to the median annual total compensation of all of our other employees was 12.7 to 1. The estimated median annual total compensation of all of our other employees was determined by calculating their compensation in the same manner as total compensation is calculated for our President/CEO, which calculation includes, among other things, amounts attributable to the change in pension value for those of our employees who participate in the Pentegra DB Plan ("DB Plan Participants"), as discussed in the "Pension Benefits" section on page 116. The change in pension value for DB Plan Participants varies based upon their age, compensation and tenure with us. For 2020, the estimated median annual total compensation of all of our employees (excluding our President/CEO) was $166,279 and the total compensation of our President/CEO was $2,112,761, as shown in the Summary Compensation Table on page 113.
We identified the median by estimating the annual total compensation for each of our employees who were employed by us on December 31, 2020 (excluding our President/CEO) and then ranking the total compensation for those employees from lowest to highest. The ranking included 200 full-time employees and 2 part-time employees. For those employees who were not employed by us during the entire year, we annualized their total compensation. For base salaries (or, in the case of our hourly employees, wages plus overtime), incentive compensation and our matching contributions to qualified and nonqualified defined contribution plans, we used actual (or, as appropriate, annualized) amounts. To determine the annual change in pension value for each of the DB Plan Participants, changes were calculated for a judgmentally selected sample of employees and, based on the results of those calculations, we estimated the change in pension value for each of our other DB Plan Participants. While our calculation method for DB Plan Participants who were not part of the sample involved a degree of imprecision, we believe it was sufficient to allow us to reasonably approximate the change in pension values for those employees, which, in turn, allowed us to reasonably estimate the median annual total compensation of our workforce as of December 31, 2020.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that he determines are not reasonable. For 2020, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person (or, as permitted by a temporary Finance Agency waiver, through electronic means) and the number of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2020 (subject to a maximum of five out of the six meetings held). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2020	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$136,591	$27,319
Vice Chairman of the Board	120,200	24,040
Chairman of the Audit Committee	120,200	24,040
Chairmen of all other Board Committees	114,737	22,947
All other Directors	103,810	20,762

The following table sets forth the actual compensation earned by our directors in 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph F. Quinlan, Jr., Chairman in 2020	136,591	—	—	—	—	—	136,591
Robert M. Rigby, Vice Chairman in 2020	120,200	—	—	—	—	—	120,200
Cheryl D. Alston	103,810	—	—	—	—	—	103,810
Dianne W. Bolen	114,737	—	—	—	—	—	114,737
Patricia P. Brister	1,000	—	—	—	—	—	1,000
Tim H. Carter	103,810	—	—	—	—	—	103,810
Mary E. Ceverha	114,737	—	—	—	—	—	114,737
Albert C. Christman	114,737	—	—	—	—	—	114,737
James D. Goudge	103,810	—	—	—	—	—	103,810
W. Wesley Hoskins	103,810	—	—	—	—	—	103,810
Michael C. Hutsell	103,810	—	—	—	—	—	103,810
G. Granger MacDonald	50,524	—	—	—	—	—	50,524
A. Fred Miller, Jr.	103,810	—	—	—	—	—	103,810
Sally I. Nelson	103,810	—	—	—	—	—	103,810
Felipe A. Rael	103,810	—	—	—	—	—	103,810
John P. Salazar	114,737	—	—	—	—	—	114,737
Margo S. Scholin	114,737	—	—	—	—	—	114,737
Ron G. Wiser	120,200	—	—	—	—	—	120,200
Patricia P. Brister, an independent director from Mandeville, Louisiana, passed away on February 3, 2020. Ms. Brister had served as a director of the Bank since 2008. Including a previous term from 2002 to 2004, Ms. Brister had served as a director of the Bank for 15 years. To honor Ms. Brister's legacy, our Board of Directors authorized a $25,000 contribution in her name to the Northshore Community Foundation, a non-profit organization focused on enhancing the quality of life in the parishes along the north shore of Lake Pontchartrain including, among others, St. Tammany Parish. In addition, our Board of Directors authorized $77,500 in funding for a scholarship fund to be established in her name. The Pat Brister Scholarship Fund is expected to benefit college-bound students who have attended public schools in St. Tammany Parish.
G. Granger MacDonald, an independent director from Kerrville, Texas, passed away on June 17, 2020. Mr. MacDonald had served as a director of the Bank since June 2017. To honor Mr. MacDonald's legacy, our Board of Directors authorized a $100,000 contribution to the Granger MacDonald/Doug Wistner Scholarship Fund.
Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive distributions under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Similarly, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $3,942,000 at December 31, 2020.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2020, none of our directors used these benefits.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2020, our directors’ Bank-related travel expenses totaled $13,660. In comparison to prior years, our directors' Bank-related travel expenses were lower in 2020 as a result of our decision to halt all business travel beginning in late March 2020 due to the health risks posed by the COVID-19 pandemic.
For 2021, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person (or, if permitted by the Finance Agency, through electronic means) and the number of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2021 (subject to a maximum of five out of the six meetings to be held). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2021	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$140,000	$28,000
Vice Chairman of the Board	123,000	24,600
Chairmen of the Audit and Risk Management Committees	122,000	24,400
Chairmen of all other Board Committees	117,500	23,500
All other Directors	107,500	21,500

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2020 was, prior to or during 2020, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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

As of March 4, 2021, there were 20,960,557 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to each shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of March 4, 2021. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank's Outstanding Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
American General Life Insurance Company 2727Allen Parkway Suite A, Houston, TX 77019	1,442,735	6.88%
Texas Capital Bank, N.A. 2000 McKinney Avenue Suite 700, Dallas, TX 75201	1,382,000	6.59%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 17 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of March 4, 2021, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Tim H. Carter	256,096	1.22%
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	123,677	*
First Security Bank 314 North Spring Street, Searcy, AR 72143	Michael C. Hutsell	70,814	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Albert C. Christman	14,998	*
Legend Bank, N.A 101 West Tarrant Street, Bowie, TX 76230	Robert M. Rigby	14,858	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	14,536	*
Bank of Anguilla 130 Holland Street, Anguilla, MS 38721	A. Fred Miller, Jr.	11,859	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	4,783	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	1,716	*
Plaquemine Bank and Trust Company 24025 Eden Street, Plaquemine, LA 70764	Stephen Panepinto	842	*

All Directors’ Financial Institutions as a group		514,179	2.45%
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
Since January 1, 2020, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2020, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2020.
As of December 31, 2020 and 2019, advances outstanding to Directors’ Financial Institutions aggregated $1.108 billion and $1.045 billion, respectively, representing 3.5 percent and 2.8 percent, respectively, of our total outstanding advances as of those dates.
Director Independence
General
Our Board of Directors is currently comprised of 17 directors. Nine of our directors were elected by our member institutions to represent the five states in our district (“member directors”) while six of our directors were elected by a plurality of our members at-large (“independent directors”). In addition, two independent directors were elected by our Board of Directors to fulfill the unexpired terms of former independent directors. All member directors must be an officer or director of a member institution, but no member director can be one of our employees or officers. Independent directors, as well as their spouses, are prohibited from serving as an officer of any FHLBank and (subject to the specific exception noted below) from serving as a director, officer or employee of a member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank. The exception provides that an independent director or an independent director’s spouse may serve as a director, officer or employee of a holding company that controls one or more members of, or recipients of advances from, the FHLBank if the assets of all such members or recipients of advances constitute less than 35 percent of the assets of the holding company, on a consolidated basis. Additional discussion of the qualifications of member and independent directors is included in Item 10. Directors, Executive Officers and Corporate Governance.
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
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Dorsey L. Baskin, Jr., Tim H. Carter, Mary E. Ceverha, Michael C. Hutsell, Sally I. Nelson, Robert M. Rigby, Margo S. Scholin and Ron G. Wiser, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, Joseph F. Quinlan, Jr. served on our Audit Committee during 2020 and was independent under the Finance Agency's criteria. Mr. Quinlan's term as a director expired on December 31, 2020.
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
The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as was Joseph F. Quinlan, Jr., who served as an Audit Committee member during 2020. Mr. Quinlan's term expired on December 31, 2020.
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
Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through their member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are Tim H. Carter, Albert C. Christman, James D. Goudge, W. Wesley Hoskins, Michael C. Hutsell, A. Fred Miller, Jr., Stephen Panepinto, Robert M. Rigby and Ron G. Wiser. The determination that none of our member directors is independent for purposes of the NYSE's independence standards also applies to Joseph F. Quinlan, Jr., who served on our Board of Directors during 2020. Mr. Quinlan's term expired on December 31, 2020.
Our Board of Directors affirmatively determined that each of our current independent directors who served as a director during 2020 is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Cheryl D. Alston, Dorsey L. Baskin, Jr., Dianne W. Bolen, Mary E. Ceverha, Sally I. Nelson, Felipe A. Rael, John P. Salazar and Margo S. Scholin. This determination also applies to Patricia P. Brister, who served on our Board of Directors until her death on February 3, 2020. Our Board of Directors did not have sufficient information regarding G. Granger MacDonald, who served as one of our independent directors until his death on June 17, 2020, to make a conclusive affirmative determination regarding his independence. Our Board of Directors did ascertain, however, that during his service as a director, Mr. MacDonald met all of the requirements for serving as an independent director.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Tim H. Carter, Michael C. Hutsell, Robert M. Rigby and Ron G. Wiser) is independent under the NYSE standards for audit committees. Additionally, in 2020, Joseph F. Quinlan, Jr. served on our Audit Committee. Our Board of Directors determined that Mr. Quinlan, as a member director, was not independent under the NYSE standards for audit committee members. Mr. Quinlan no longer serves on our Board of Directors as his term expired on December 31, 2020.
Our Board of Directors determined that Dorsey L. Baskin, Jr., Mary E. Ceverha, Sally I. Nelson and Margo S. Scholin, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2020 and 2019 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2020	2019
Audit fees	$901	$832
Audit-related fees	12	40
Tax fees	—	—
All other fees	—	—
Total fees	$913	$872

In 2020 and 2019, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2020, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters. In 2019, the fees associated with audit-related services were for consultations concerning new accounting standards (and PwC's review of the Bank's planned adoption of those standards) and discussions regarding other miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2020 and 2019, the Bank was assessed $40,000 and $37,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
Under the Audit Committee’s pre-approval policies and procedures, the Audit Committee is required to pre-approve all audit and permissible non-audit services (including the fees and terms thereof) to be performed by the Bank’s independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for: (1) permissible non-audit services that would be characterized as “Audit-Related Services” and (2) auditor-requested fee increases associated with any unforeseen cost overruns relating to previously approved “Audit Services” (if additional fees are requested by the independent registered public accounting firm as a result of changes in audit scope, the Audit Committee must specifically pre-approve such increase). The Chairman’s pre-approval authority is limited in all cases to $50,000 per service request. Any pre-approval decisions made by the Chairman must be ratified by the Audit Committee at its next regularly scheduled meeting. Bank management is required to periodically update the Audit Committee with regard to the services provided by the independent registered public accounting firm and the fees associated with those services.
All of the services provided by PwC in 2020 and 2019 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth on pages F-1 through F-60 of this Annual Report on Form 10-K.
(b) Exhibits
3.1    Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).
3.2    Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 22, 2016).*
4.1    Capital Plan of the Registrant, as amended and revised on August 3, 2020 and approved by the Federal Housing Finance Agency on November 4, 2020 and for which notice of implementation was given to shareholders on March 17, 2021 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated March 17, 2021 and filed with the SEC on March 17, 2021 which exhibit is incorporated herein by reference).*
4.2    Description of Registrant's Securities.
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
10.9    2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*
10.10    2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).*
10.11    Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).*
10.12    2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017, as adopted by the Bank’s Board of Directors on July 21, 2016 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.13    Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25, 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).*
10.14    Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into effective January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.15    Form of Employment Agreement between the Registrant and each of Brehan Chapman and Gustavo Molina, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.16    Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.17    Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*
10.18    2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.19    2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).*
10.20    2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 25, 2019).*
10.21    2020 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed on August 12, 2020).*
10.22    2021 Executive Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 11, 2021 and filed with the SEC on January 15, 2021, which exhibit is incorporated herein by reference).*
10.23    Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*
10.24    Form of Indemnification Agreement between the Registrant and each of its directors, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*
10.25    Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).*
14.1    Code of Ethics for Financial Professionals.
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
99.1    Charter of the Audit Committee of the Board of Directors.
99.2    Report of the Audit Committee of the Board of Directors.

101.INS    XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH    Inline XBRL Taxonomy Extension Schema Document.
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document.
104    The cover page of this Annual Report on Form 10-K, formatted in inline XBRL and contained in Exhibit 101.

*    Commission File No. 000-51405

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Dallas
March 24, 2021	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2021.

/s/ Sanjay Bhasin
Sanjay Bhasin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Tom Lewis
Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert M. Rigby
Robert M. Rigby
Chairman of the Board of Directors

/s/ Margo S. Scholin
Margo S. Scholin
Vice Chairman of the Board of Directors

/s/ Cheryl D. Alston
Cheryl D. Alston
Director

Dorsey L. Baskin, Jr.
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

/s/ Stephen Panepinto
Stephen Panepinto
Director

/s/ Felipe A. Rael
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Dallas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of Dallas (the “Bank”) as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Interest-Rate Derivatives and Hedged Items
As described in Notes 14 and 17 to the financial statements, the Bank uses derivatives to manage its exposure to changes in interest rates and to reduce funding costs, among other things. The total notional amount of derivatives as of December 31, 2020 was $39 billion, of which 87% were designated as hedging instruments, and the net estimated fair value of derivative assets and liabilities as of December 31, 2020 was $8 million and $25 million, respectively. The fair values of interest-rate derivatives and hedged items are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. The pricing model uses inputs observable in the market, such as interest rate curves and volatility assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of interest-rate derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the interest rate curves and volatility assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate derivatives and hedged items, including controls over the model, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest rate derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the interest rate curves and volatility assumptions.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 24, 2021
We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$3,178,281	$20,551
Interest-bearing deposits (Notes 8, 9 and 19)	759,240	1,670,249
Securities purchased under agreements to resell (Notes 8, 9 and 13)	1,000,000	4,310,000
Federal funds sold (Notes 8, 9, 19 and 20)	915,000	4,505,000
Trading securities (Notes 3 and 8)	5,301,468	5,460,136
Available-for-sale securities (a) (Notes 4, 8, 9, 13 and 18) ($737,500 and $842,256 pledged at December 31, 2020 and 2019, respectively, which could be rehypothecated)	16,787,762	16,766,500
Held-to-maturity securities (b) (Notes 5, 8 and 9)	897,226	1,206,170
Advances (Notes 6, 8, 9 and 19)	32,478,944	37,117,455
Mortgage loans held for portfolio, net of allowance for credit losses of $3,925 and $1,149 at December 31, 2020 and 2019, respectively (Notes 7, 8, 9 and 19)	3,422,686	4,075,464
Accrued interest receivable (Note 8)	106,322	154,218
Premises and equipment, net	14,901	15,103
Derivative assets (Notes 13 and 14)	7,975	41,271
Other assets (including $15,839 and $14,222 of securities held at fair value at December 31, 2020 and 2019, respectively)	42,721	39,488
TOTAL ASSETS	$64,912,526	$75,381,605

LIABILITIES AND CAPITAL
Deposits (Notes 10 and 19)
Interest-bearing	$1,583,100	$1,286,199
Non-interest bearing	20	20
Total deposits	1,583,120	1,286,219
Consolidated obligations (Note 11)
Discount notes	22,171,296	34,327,886
Bonds	37,112,721	35,745,827
Total consolidated obligations	59,284,017	70,073,713
Mandatorily redeemable capital stock (Note 15)	13,864	7,140
Accrued interest payable	42,039	115,350
Affordable Housing Program (Note 12)	63,153	57,247
Derivative liabilities (Notes 13 and 14)	25,049	3,855
Other liabilities (Note 3)	344,399	40,113
Total liabilities	61,355,641	71,583,637
Commitments and contingencies (Notes 9, 12, 14, 16 and 18)
CAPITAL (Notes 15 and 19)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 9,044,480 and 9,794,335 at December 31, 2020 and 2019, respectively	904,448	979,434
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 11,969,321 and 14,868,085 at December 31, 2020 and 2019, respectively	1,196,932	1,486,808
Total Class B Capital Stock	2,101,380	2,466,242
Retained earnings
Unrestricted	1,174,359	1,038,533
Restricted	233,886	194,144
Total retained earnings	1,408,245	1,232,677
Accumulated other comprehensive income (Note 21)	47,260	99,049
Total capital	3,556,885	3,797,968
TOTAL LIABILITIES AND CAPITAL	$64,912,526	$75,381,605
_______________________________________
(a)Amortized cost: $16,615,401 and $16,621,667 at December 31, 2020 and 2019, respectively.
(b)Fair values: $908,630 and $1,215,580 at December 31, 2020 and 2019, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
INTEREST INCOME
Advances	$349,082	$906,671	$828,929
Prepayment fees on advances, net	17,756	2,064	2,631
Interest-bearing deposits	8,940	37,043	22,576
Securities purchased under agreements to resell	7,688	87,073	67,984
Federal funds sold	8,940	58,435	88,906
Trading securities	63,616	100,875	19,529
Available-for-sale securities	219,190	465,023	417,793
Held-to-maturity securities	13,247	37,629	44,835
Mortgage loans held for portfolio	102,854	110,892	53,585
Total interest income	791,313	1,805,705	1,546,768

INTEREST EXPENSE
Consolidated obligations
Bonds	277,347	711,240	659,943
Discount notes	198,890	780,165	560,824
Deposits	4,428	20,167	15,132
Mandatorily redeemable capital stock	83	189	101
Other borrowings	1	113	80
Total interest expense	480,749	1,511,874	1,236,080

NET INTEREST INCOME	310,564	293,831	310,688
Provision for mortgage loan losses	585	656	222

NET INTEREST INCOME AFTER PROVISION FOR MORTGAGE LOAN LOSSES	309,979	293,175	310,466

OTHER INCOME (LOSS)
Service fees	2,467	2,590	2,252
Net gains (losses) on trading securities	7,225	12,860	(1,149)
Net gains (losses) on derivatives and hedging activities	2,887	24,687	(10,256)
Net gains (losses) on other assets carried at fair value	1,647	1,964	(746)
Realized gains on sales of held-to-maturity securities	—	—	1,671
Realized gains on sales of available-for-sale securities	829	852	—
Letter of credit fees	14,347	12,437	9,268
Other, net	2,757	930	921
Total other income	32,159	56,320	1,961

OTHER EXPENSE
Compensation and benefits	65,087	50,003	48,431
Other operating expenses	36,198	36,141	32,022
Finance Agency	5,304	4,800	3,899
Office of Finance	4,841	4,271	3,991
Subsidies, grants and donations	8,645	476	2,005
Derivative clearing fees	1,267	1,274	1,207
Total other expense	121,342	96,965	91,555

INCOME BEFORE ASSESSMENTS	220,796	252,530	220,872

Affordable Housing Program assessment	22,087	25,272	22,097

NET INCOME	$198,709	$227,258	$198,775
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018

NET INCOME	$198,709	$227,258	$198,775
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	28,357	26,705	(93,245)
Reclassification adjustment for net realized gains on sales of available-for-sale securities included in net income	(829)	(852)	—
Unrealized losses on cash flow hedges	(96,035)	(54,777)	(823)
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	14,627	(1,829)	(950)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	2,238	2,027	2,934
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	20	20	20
Actuarial loss	(87)	(152)	(161)
Amortization of net actuarial gain included in net periodic benefit cost	(80)	(94)	(100)
Total other comprehensive income (loss)	(51,789)	(28,952)	(92,325)
TOTAL COMPREHENSIVE INCOME	$146,920	$198,306	$106,450

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2018	8,534	$853,462	14,645	$1,464,475	$832,826	$108,937	$941,763	$220,326	$3,480,026
Net transfers of shares between Class B-1 and Class B-2 Stock	17,004	1,700,394	(17,004)	(1,700,394)	—	—	—	—	—
Proceeds from sale of capital stock	273	27,289	18,739	1,873,886	—	—	—	—	1,901,175
Repurchase/redemption of capital stock	(17,165)	(1,716,490)	—	—	—	—	—	—	(1,716,490)
Net shares reclassified to mandatorily redeemable capital stock	(65)	(6,576)	—	—	—	—	—	—	(6,576)
Comprehensive income
Net income	—	—	—	—	159,020	39,755	198,775	—	198,775
Other comprehensive income (loss)	—	—	—	—	—	—	—	(92,325)	(92,325)
Dividends on capital stock
Cash	—	—	—	—	(265)	—	(265)	—	(265)
Mandatorily redeemable capital stock	—	—	—	—	(64)	—	(64)	—	(64)
Stock	588	58,842	—	—	(58,842)	—	(58,842)	—	—

BALANCE, DECEMBER 31, 2018	9,169	916,921	16,380	1,637,967	932,675	148,692	1,081,367	128,001	3,764,256
Net transfers of shares between Class B-1 and Class B-2 Stock	16,966	1,696,611	(16,966)	(1,696,611)	—	—	—	—	—
Proceeds from sale of capital stock	40	4,026	15,454	1,545,452	—	—	—	—	1,549,478
Repurchase/redemption of capital stock	(17,114)	(1,711,435)	—	—	—	—	—	—	(1,711,435)
Shares reclassified to mandatorily redeemable capital stock	(23)	(2,326)	—	—	—	—	—	—	(2,326)
Adjustment to initially apply new lease accounting guidance	—	—	—	—	(25)	—	(25)	—	(25)
Comprehensive income
Net income	—	—	—	—	181,806	45,452	227,258	—	227,258
Other comprehensive income (loss)	—	—	—	—	—	—	—	(28,952)	(28,952)
Dividends on capital stock
Cash	—	—	—	—	(259)	—	(259)	—	(259)
Mandatorily redeemable capital stock	—	—	—	—	(27)	—	(27)	—	(27)
Stock	756	75,637	—	—	(75,637)	—	(75,637)	—	—

BALANCE, DECEMBER 31, 2019	9,794	979,434	14,868	1,486,808	1,038,533	194,144	1,232,677	99,049	3,797,968
Partial recovery of prior capital distribution to Financing Corporation (Note 15)	—	—	—	—	17,639	—	17,639	—	17,639
Net transfers of shares between Class B-1 and Class B-2 Stock	15,744	1,574,392	(15,744)	(1,574,392)	—	—	—	—	—
Proceeds from sale of capital stock	300	29,963	12,845	1,284,516	—	—	—	—	1,314,479
Repurchase/redemption of capital stock	(16,565)	(1,656,459)	—	—	—	—	—	—	(1,656,459)
Shares reclassified to mandatorily redeemable capital stock	(610)	(61,032)	—	—	—	—	—	—	(61,032)
Adjustment to initially apply new credit loss accounting guidance (Note 2)	—	—	—	—	(2,191)	—	(2,191)	—	(2,191)
Comprehensive income
Net income	—	—	—	—	158,967	39,742	198,709	—	198,709
Other comprehensive income (loss)	—	—	—	—	—	—	—	(51,789)	(51,789)
Dividends on capital stock
Cash	—	—	—	—	(242)	—	(242)	—	(242)
Mandatorily redeemable capital stock	—	—	—	—	(197)	—	(197)	—	(197)
Stock	381	38,150	—	—	(38,150)	—	(38,150)	—	—
BALANCE, DECEMBER 31, 2020	9,044	$904,448	11,969	$1,196,932	$1,174,359	$233,886	$1,408,245	$47,260	$3,556,885
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$198,709	$227,258	$198,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	7,939	(34,559)	90,230
Concessions on consolidated obligations	9,282	8,269	5,421
Premises, equipment and computer software costs	3,861	4,100	3,837
Non-cash interest on mandatorily redeemable capital stock	110	201	72
Provision for mortgage loan losses	585	656	222
Net decrease (increase) in trading securities	(7,225)	(12,860)	1,149
Net change in derivatives and hedging activities	(778,739)	(686,700)	42,326
Net losses (gains) on other assets carried at fair value	(1,647)	(1,964)	746
Gains on sales of held-to-maturity securities	—	—	(1,671)
Gains on sales of available-for-sale securities	(829)	(852)	—
Decrease (increase) in accrued interest receivable	48,088	(1,401)	(41,904)
Decrease (increase) in other assets	1,990	(5,787)	(3,924)
Increase in Affordable Housing Program (AHP) liability	5,906	12,889	13,112
Increase (decrease) in accrued interest payable	(73,316)	(7,589)	53,172
Increase (decrease) in other liabilities	3,412	2,118	(2,075)
Total adjustments	(780,583)	(723,479)	160,713
Net cash provided by (used in) operating activities	(581,874)	(496,221)	359,488

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	601,617	837,278	(2,526,703)
Net decrease in securities purchased under agreements to resell	3,310,000	1,905,000	485,000
Net decrease (increase) in federal funds sold	3,590,000	(2,774,000)	6,049,000
Purchases of trading securities held for investment	(23,856,123)	(32,770,030)	(3,050,527)
Proceeds from maturities of trading securities	20,305,475	6,936,550	—
Proceeds from sales of trading securities	4,019,475	22,237,379	1,343,335
Purchases of available-for-sale securities	—	(1,254,235)	(2,045,926)
Proceeds from maturities of available-for-sale securities	322,399	463,055	304,811
Proceeds from sales of available-for-sale securities	605,423	511,194	—
Purchases of held-to-maturity securities	—	(74,433)	—
Proceeds from maturities of held-to-maturity securities	312,496	333,631	389,677
Proceeds from sales of held-to-maturity securities	—	—	99,267
Principal collected on advances	402,583,150	535,464,499	832,267,487
Advances made	(397,549,867)	(531,616,062)	(836,591,104)
Principal collected on mortgage loans held for portfolio	1,543,883	530,739	101,014
Purchases of mortgage loans held for portfolio	(931,018)	(2,431,776)	(1,409,487)
Purchases of premises, equipment and computer software	(6,239)	(4,044)	(4,621)
Net cash provided by (used in) investing activities	14,850,671	(1,705,255)	(4,588,777)

	For the Years Ended December 31,
	2020	2019	2018
FINANCING ACTIVITIES
Net increase in deposits, including swap collateral held	303,757	316,386	240,209
Net receipts (payments) on derivative contracts with financing elements	(229,764)	(169,372)	21,537
Net proceeds from issuance of consolidated obligations
Discount notes	122,493,870	299,439,428	282,147,079
Bonds	39,912,009	39,250,090	19,402,948
Debt issuance costs	(7,685)	(9,453)	(6,478)
Payments for maturing and retiring consolidated obligations
Discount notes	(134,594,531)	(300,795,531)	(278,987,984)
Bonds	(38,609,525)	(35,680,071)	(18,819,575)
Proceeds from issuance of capital stock	1,314,479	1,549,478	1,901,175
Payments for redemption of mandatorily redeemable capital stock	(54,615)	(2,391)	(5,675)
Payments for repurchase/redemption of capital stock	(1,656,459)	(1,711,435)	(1,716,490)
Partial recovery of prior capital distribution to Financing Corporation (Note 15)	17,639	—	—
Cash dividends paid	(242)	(259)	(265)
Net cash provided by (used in) financing activities	(11,111,067)	2,186,870	4,176,481

Net increase (decrease) in cash and cash equivalents	3,157,730	(14,606)	(52,808)
Cash and cash equivalents at beginning of the year	20,551	35,157	87,965
Cash and cash equivalents at end of the year	$3,178,281	$20,551	$35,157

Supplemental disclosures
Interest paid	$599,917	$1,559,919	$1,124,736
AHP payments, net	$16,181	$12,383	$8,985
Variation margin recharacterized as settlement payments on derivative contracts (Note 13)	$—	$—	$250,468
Stock dividends issued	$38,150	$75,637	$58,842
Dividends paid through issuance of mandatorily redeemable capital stock	$197	$27	$64
Capital stock reclassified to mandatorily redeemable capital stock, net	$61,032	$2,326	$6,576
Right-of-use assets acquired by lease	$805	$2,539	$—

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
As discussed in Note 2, on January 1, 2020, the Bank adopted Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which amends the guidance related to the accounting for credit losses on financial instruments, including investment securities classified as held-to-maturity and available-for-sale, by replacing the impairment methodology with an expected credit loss methodology. Beginning January 1, 2020, an allowance for credit losses is established, if necessary, for the Bank's investment securities classified as held-to-maturity or available-for-sale. See the section below entitled "Allowance for Credit Losses."
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
The non-credit component of any OTTI losses recognized in other comprehensive income for debt securities classified as held-to-maturity was (and will continue to be) accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures or, if on or prior to December 31, 2019, there was an additional other-than-temporary impairment that was recognized in earnings. In instances in which an additional other-than-temporary impairment was recognized in earnings, the amount of the credit loss was reclassified from accumulated other comprehensive income (loss) ("AOCI") to earnings. Further, if an additional other-than-temporary impairment was recognized in earnings and the held-to-maturity security’s then-current carrying amount exceeded its fair value, an additional non-credit impairment was concurrently recognized in other comprehensive income. Conversely, if an additional other-than-temporary impairment was recognized in earnings and the held-to-maturity security’s then-current carrying value was less than its fair value, the carrying value of the security was not increased. In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security was accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected was (and will continue to be) accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. Prior to January 1, 2020, in instances when there was a significant increase in a security's expected cash flows, the amount to be accreted was adjusted prospectively. Beginning January 1, 2020, accretion is not adjusted for significant increases in expected cash flows. Those additional cash flows, if any, are recognized when received.
     Advances. The Bank reports advances at their principal amount outstanding, net of unearned commitment fees and deferred prepayment fees, if any, as discussed below. The Bank credits interest on advances to income as earned.
     Mortgage Loans Held for Portfolio. Through the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, the Bank has invested in conventional and government guaranteed/insured mortgage loans. The Bank classifies these mortgage loans held for portfolio as held for investment and, accordingly, reports them at their principal amount outstanding net of deferred premiums, discounts and the fair value amount of the delivery commitment (which represents the unrealized gains and losses from loans initially classified as mortgage loan commitments) as of the purchase (i.e., settlement) date. The Bank credits interest on mortgage loans to income as earned. The Bank amortizes or accretes the deferred amounts to interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Future prepayments of principal are not anticipated under this method. The Bank has the ability and intent to hold these mortgage loans until maturity.
     Allowance for Credit Losses. As discussed in Note 2 - Recently Issued Accounting Guidance, on January 1, 2020, the Bank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments. As of the balance sheet date, an allowance for expected credit losses is separately established, if necessary, for each of the Bank’s financial instruments carried at amortized cost, its available-for-sale securities and its off-balance sheet credit exposures. The allowance for credit losses is the amount necessary to reduce the amortized cost of financial instruments carried at amortized cost to the net amount expected to be collected and the amortized cost of available-for-sale securities to the higher of the security's fair value or the present value of the cash flows expected to be collected from the security. Accrued interest is recorded separately on the statement of condition. The allowance for credit losses excludes accrued interest receivable, as the Bank places financial assets on nonaccrual status and concurrently reverses any accrued but uncollected interest if the interest is deemed uncollectible. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 9 - Allowance for Credit Losses for information regarding the determination of the allowance for credit losses.
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At December 31, 2020 and 2019, cash payments received on non-accrual loans and recorded as a reduction of principal totaled $1,555,000 and $17,000, respectively. Government-guaranteed/insured loans are not placed on nonaccrual status.
Collateral-dependent mortgage loans that are 90 days or more past due are evaluated for credit losses on an individual basis based on the fair value of the underlying mortgaged property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment.
The Bank evaluates whether to record a charge-off on a conventional mortgage loan when the loan becomes 180 days or more past due or upon the occurrence of a confirming event, whichever occurs first. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the MPF credit enhancements. A charge-off is recorded if the amortized cost of the loan will not be recovered.
As discussed in Note 2, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provides temporary relief from the accounting and reporting requirements for certain loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring ("TDR"). Eligible mortgage loans that are current under the modified terms of the loan agreements are returned to accrual status as long as the Bank expects repayment of the remaining contractual principal and interest. As of December 31, 2020, the Bank had entered into a limited number of qualifying loan modifications.
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
Prior to January 1, 2020, an allowance for credit losses was separately established to provide for probable losses inherent in the Bank's financing receivables portfolio and off-balance sheet credit exposures as of the balance sheet date. A conventional mortgage loan was considered impaired when, based on then-current information and events, it was considered probable that the Bank would be unable to collect all amounts due according to the contractual terms of the loan agreement.

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
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2020 and 2019, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $27,022,000 and $26,291,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1,539,000, $2,003,000 and $2,156,000 during the years ended December 31, 2020, 2019 and 2018, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software, certain costs incurred in developing computer software for internal use, and implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. As of December 31, 2020 and 2019, the Bank had $8,568,000 and $5,988,000, respectively, in unamortized computer software costs included in other assets. Total software costs charged to expense were $9,585,000, $8,313,000 and $6,996,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Included in these total software costs was amortization of $2,322,000, $2,097,000 and $1,681,000, respectively.
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
Beginning January 1, 2019, any fair value hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) and the net interest income/expense associated with that derivative are recorded in the same line item as the earnings effect of the hedged item (that is, interest income on advances, interest income on available-for-sale securities or interest expense on consolidated obligation bonds, as appropriate). Prior to January 1, 2019, any fair value hedge ineffectiveness was recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities” while the net interest income/expense associated with the derivative was recorded as a component of net interest income. The impact of recording fair value hedge ineffectiveness in the same line item where the earnings effect of the hedged item is presented reduced net interest income by $14,982,000 and $17,909,000 for the years ended December 31, 2020 and 2019, respectively, and increased net gains on derivatives and hedging activities by equal and offsetting amounts for those years.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $2,882,000 and $4,479,000 at December 31, 2020 and 2019, respectively, and are recorded as a reduction in the balance of consolidated obligation bonds on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $5,334,000, $3,553,000 and $835,000 during the years ended December 31, 2020, 2019 and 2018, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $3,948,000, $4,716,000 and $4,586,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2020, 2019 and 2018, respectively.
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
     Estimated Fair Values. Some of the Bank’s financial instruments (e.g., advances) lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing assumptions regarding interest rates, volatilities, prepayments, and other factors to perform present-value calculations when disclosing estimated fair values for these financial instruments. The Bank assumes that book value approximates fair value for certain financial instruments with three months or less to repricing or maturity. For a discussion of the Bank's valuation techniques for financial instruments measured at fair value on the statement of condition and the estimated fair values of all of its financial instruments, see Note 17.
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
For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The guidance is to be applied on a retrospective basis to all periods presented. The adoption of ASU 2018-14 did not impact the Bank's disclosures, nor did it have any impact on the Bank's results of operations or financial condition.
Troubled Debt Restructuring Relief. On March 27, 2020, the CARES Act was signed into law by the President of the United States. The CARES Act includes provisions that allow optional, temporary relief from accounting for certain modifications of loans that were not more than 30 days past due as of December 31, 2019 as TDRs. Specifically, under the provisions of the CARES Act, a qualifying financial institution may elect to suspend: (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as TDRs and (2) any determination that such loan modifications would be considered TDRs, including the related impairment for accounting purposes. The TDR relief provisions of the CARES Act apply to any modification that is related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the period from March 1, 2020 through the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency concerning the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "CAA") was signed into law by the President of the United States. The CAA includes provisions that extend the temporary relief provided under the CARES Act to modifications that occur through the earlier of January 1, 2022 or the date that is 60 days after the termination of the national emergency concerning the COVID-19 pandemic.
The Bank has elected to apply the TDR relief provided by the CARES Act (as extended by the CAA). Accordingly, all modifications meeting the provisions of the CARES Act will be excluded from TDR classification, accounting and disclosure. Loan modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification under the Bank’s existing accounting practices. Through December 31, 2020, the Bank did not have a significant number of qualifying loan modifications and, therefore, the election to apply the TDR relief provisions of the CARES Act has thus far not had a material impact on the Bank's financial condition, results of operations or disclosures.

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
On January 7, 2021, the FASB issued ASU 2021-01, "Reference Rate Reform" ("ASU 2021-01"), which clarifies that an entity may elect to apply the optional expedients and exceptions in ASU 2020-04 for contract modifications and hedge accounting to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. An entity may elect to apply the amendments in ASU 2021-01 on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date the financial statements are available to be issued. The amendments in ASU 2021-01 do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022).
In October 2020, the third-party central clearinghouses with which the Bank transacts transitioned to the use of the Secured Overnight Financing Rate ("SOFR") for margining, discounting and contract price alignment. The Bank elected to retroactively apply the optional expedients and exceptions in ASU 2021-01 to its derivative contracts that were affected by these changes.
The Bank expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04 relating to contract modifications, hedging relationships, and sales or transfers of held-to-maturity securities and it could apply the expedients and exceptions in ASU 2021-01 to additional derivative contracts in the future. However, the Bank has not yet determined the extent to which it will utilize these expedients and exceptions, nor the timing of when the expedients and exceptions will be elected and therefore the impact of the adoption of ASU 2020-04 and ASU 2021-01 on the Bank's financial condition and results of operations has not yet been determined.

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
U.S. Treasury Bills	$3,316,241	$928,010
U.S. Treasury Notes	1,985,227	4,532,126
Total	$5,301,468	$5,460,136
Included in the table above are U.S. Treasury Bills that were purchased but which had not yet settled as of December 31, 2020. The aggregate amount due of $299,921,000 is included in other liabilities on the statement of condition at that date.
Net gains (losses) on trading securities during the years ended December 31, 2020, 2019 and 2018 included changes in net unrealized holding gain (loss) of $8,729,000, $11,528,000 and $(1,160,000) for securities that were held on December 31, 2020, 2019 and 2018, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$437,351	$4,100	$—	$441,451
GSE obligations	4,950,604	84,538	3,209	5,031,933
Other	45,706	214	—	45,920
	5,433,661	88,852	3,209	5,519,304
GSE commercial MBS	11,181,740	103,934	17,216	11,268,458
Total	$16,615,401	$192,786	$20,425	$16,787,762
Available-for-sale securities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$447,072	$6,124	$—	$453,196
GSE obligations	5,501,456	84,911	1,986	5,584,381
Other	45,217	342	—	45,559
	5,993,745	91,377	1,986	6,083,136
GSE commercial MBS	10,627,922	79,875	24,433	10,683,364
Total	$16,621,667	$171,252	$26,419	$16,766,500
In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $62,056,000 and $66,931,000 at December 31, 2020 and 2019, respectively.
Other debentures are comprised of securities issued by the Private Export Funding Corporation. These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government.
The following table summarizes (dollars in thousands) the available-for-sale securities with unrealized losses as of December 31, 2020. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	6	$120,876	$1,492	1	$51,151	$1,717	7	$172,027	$3,209
GSE commercial MBS	11	262,908	2,240	75	2,502,312	14,976	86	2,765,220	17,216
Total	17	$383,784	$3,732	76	$2,553,463	$16,693	93	$2,937,247	$20,425

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2020 and 2019 are presented below (in thousands).

	December 31, 2020		December 31, 2019
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$312,237	$313,167	$298,084	$299,005
Due after one year through five years	3,488,066	3,530,155	3,465,898	3,504,780
Due after five years through ten years	1,617,134	1,658,599	2,183,310	2,231,183
Due after ten years	16,224	17,383	46,453	48,168
	5,433,661	5,519,304	5,993,745	6,083,136
GSE commercial MBS	11,181,740	11,268,458	10,627,922	10,683,364
Total	$16,615,401	$16,787,762	$16,621,667	$16,766,500
Interest Rate Payment Terms. At December 31, 2020 and 2019, all of the Bank’s available-for-sale securities were fixed rate securities that were swapped to a variable rate.
Sales of Securities. During the year ended December 31, 2020, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $604,594,000. Proceeds from the sales totaled $605,423,000, resulting in realized gains of $829,000. During the year ended December 31, 2019, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $510,342,000. Proceeds from the sales totaled $511,194,000, resulting in realized gains of $852,000. There were no sales of available-for-sale securities during the year ended December 31, 2018.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2020 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$4,119	$—	$4,119	$5	$—	$4,124
State housing agency obligations	109,698	—	109,698	228	438	109,488
	113,817	—	113,817	233	438	113,612
Mortgage-backed securities
GSE residential MBS	740,108	—	740,108	4,213	148	744,173
Non-agency residential MBS	49,703	6,402	43,301	8,476	932	50,845
	789,811	6,402	783,409	12,689	1,080	795,018
Total	$903,628	$6,402	$897,226	$12,922	$1,518	$908,630

Held-to-maturity securities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$5,862	$—	$5,862	$12	$—	$5,874
State housing agency obligations	109,478	—	109,478	—	908	108,570
	115,340	—	115,340	12	908	114,444
Mortgage-backed securities
GSE residential MBS	1,036,585	—	1,036,585	2,581	3,435	1,035,731
Non-agency residential MBS	62,885	8,640	54,245	11,641	481	65,405
	1,099,470	8,640	1,090,830	14,222	3,916	1,101,136
Total	$1,214,810	$8,640	$1,206,170	$14,234	$4,824	$1,215,580
In the tables above, amortized cost includes premiums, discounts and the credit portion of OTTI recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $235,000 and $1,005,000 at December 31, 2020 and 2019, respectively.
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
Under the provisions of ASU 2016-13, the information presented in the table above is no longer required beginning January 1, 2020.
 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2020 and 2019 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2020			December 31, 2019
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due after one year through five years	$4,119	$4,119	$4,124	$5,862	$5,862	$5,874
Due after five years through ten years	35,000	35,000	34,562	—	—	—
Due after ten years	74,698	74,698	74,926	109,478	109,478	108,570
	113,817	113,817	113,612	115,340	115,340	114,444
Mortgage-backed securities	789,811	783,409	795,018	1,099,470	1,090,830	1,101,136
Total	$903,628	$897,226	$908,630	$1,214,810	$1,206,170	$1,215,580

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $1,338,000 and $1,952,000 at December 31, 2020 and 2019, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2020 and 2019 (in thousands):

	2020	2019
Amortized cost of variable-rate held-to-maturity securities other than MBS	$113,817	$115,340
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	19	36
Collateralized mortgage obligations
Fixed-rate	11	57
Variable-rate	789,781	1,099,377
	789,811	1,099,470
Total	$903,628	$1,214,810
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2020 or 2019.
Sales of Securities. The Bank did not sell any held-to-maturity securities during the years ended December 31, 2020 or 2019. During the year ended December 31, 2018, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $97,596,000. Proceeds from the sales totaled $99,267,000, resulting in realized gains of $1,671,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At December 31, 2020 and 2019, the Bank had advances outstanding at interest rates ranging from 0.06 percent to 8.27 percent and from 0.48 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	2020		2019
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$6	0.20%	$613	1.45%
Due in one year or less	11,341,900	0.47	16,683,401	1.72
Due after one year through two years	1,123,710	1.98	1,491,736	2.35
Due after two years through three years	1,145,383	1.77	1,125,342	2.38
Due after three years through four years	1,310,258	1.67	742,698	2.67
Due after four years through five years	1,626,621	0.86	1,435,402	2.11
Due after five years	15,367,071	0.77	15,464,698	1.69
Total par value	31,914,949	0.79%	36,943,890	1.79%
Deferred net prepayment fees	(7,168)		(6,657)
Commitment fees	(91)		(99)
Hedging adjustments	571,254		180,321
Total	$32,478,944		$37,117,455
Advances presented in the table above exclude accrued interest of $21,131,000 and $49,096,000 at December 31, 2020 and 2019, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2020 and 2019, the Bank had aggregate prepayable and callable advances totaling $8,688,158,000 and $10,428,894,000, respectively.

The following table summarizes advances outstanding at December 31, 2020 and 2019, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	2020	2019
Overdrawn demand deposit accounts	$6	$613
Due in one year or less	19,845,878	26,716,128
Due after one year through two years	1,037,233	1,408,317
Due after two years through three years	1,113,822	1,018,388
Due after three years through four years	966,200	691,905
Due after four years through five years	837,869	1,030,243
Due after five years	8,113,941	6,078,296
Total par value	$31,914,949	$36,943,890
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2020 and 2019, the Bank had putable advances outstanding totaling $7,495,800,000 and $6,796,500,000, respectively.
The following table summarizes advances at December 31, 2020 and 2019, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2020	2019
Overdrawn demand deposit accounts	$6	$613
Due in one year or less	18,172,700	21,999,901
Due after one year through two years	1,678,710	1,851,736
Due after two years through three years	1,229,183	1,195,342
Due after three years through four years	1,266,258	791,498
Due after four years through five years	1,571,621	1,191,402
Due after five years	7,996,471	9,913,398
Total par value	$31,914,949	$36,943,890
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, savings institutions and credit unions. No borrower represented more than 10 percent of advances outstanding at December 31, 2020 or more than 10 percent of interest income on advances for the years ended December 31, 2020 or 2018. At December 31, 2019, the Bank had advances of $3,800,000,000 outstanding to its then largest borrower, Comerica Bank, which represented approximately 10.3 percent of advances outstanding at that date. Interest income on advances to Comerica Bank totaled $96,367,000 for the year ended December 31, 2019. No other borrower represented more than 10 percent of advances outstanding at December 31, 2019 or more than 10 percent of interest income on advances for the year ended December 31, 2019.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2020 and 2019 (in thousands):

	2020	2019
Fixed-rate
Due in one year or less	$11,131,901	$16,054,501
Due after one year	11,961,692	9,911,487
Total fixed-rate	23,093,593	25,965,988
Variable-rate
Due in one year or less	210,005	629,513
Due after one year	8,611,351	10,348,389
Total variable-rate	8,821,356	10,977,902
Total par value	$31,914,949	$36,943,890

At December 31, 2020 and 2019, 57 percent and 39 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2020, 2019 and 2018 were $86,530,000, $2,130,000 and $1,807,000, respectively. During the year ended December 31, 2020, the Bank deferred $2,687,000 of the gross advance prepayment fees received during the year. None of the gross advance prepayment fees received during the years ended December 31, 2019 and 2018 were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances during the years ended December 31, 2020 or 2018. During the year ended December 31, 2019, a symmetrical prepayment advance with a par value of $5,000,000 was prepaid. The difference by which the par value of the advance exceeded its fair value, less the make-whole amount, totaled $68,000 and was recorded in prepayment fees on advances, net of the associated hedging adjustments on the advance.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). Under the MPF program, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) during the period from 1998 to mid-2003. The Bank resumed acquiring conventional mortgage loans under this program in 2016. Since 2016, all of the acquired mortgage loans were originated by certain of the Bank's member institutions that participate in the MPF program ("Participating Financial Institutions" or “PFIs”) and the Bank acquired a 100 percent interest in such loans. For loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in these loans that was retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement. The following table presents information as of December 31, 2020 and 2019 for mortgage loans held for portfolio (in thousands):

	2020	2019
Fixed-rate medium-term* single-family mortgages	$98,957	$33,954
Fixed-rate long-term single-family mortgages	3,252,276	3,960,393
Premiums	66,008	78,643
Discounts	(1,267)	(1,821)
Deferred net derivative gains associated with mortgage delivery commitments	10,637	5,444
Total mortgage loans held for portfolio	3,426,611	4,076,613
Less: allowance for credit losses on mortgage loans	(3,925)	(1,149)
Total mortgage loans held for portfolio, net of allowance for credit losses	$3,422,686	$4,075,464
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $16,765,000 and $21,863,000 at December 31, 2020 and 2019, respectively.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2020 and 2019 was comprised of conventional loans totaling $3,340,535,000 and $3,980,970,000, respectively, and government-guaranteed/insured loans totaling $10,698,000 and $13,377,000, respectively.

PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2020, 2019 and 2018, mortgage loan interest income was reduced by CE fees totaling $2,363,000, $2,134,000 and $1,306,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2020, 2019 and 2018, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $5,000, $6,000 and $8,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Advances	$21,131	$49,096
Investment securities
Trading	6,078	13,742
Available-for-sale	62,056	66,931
Held-to-maturity	235	1,005
Mortgage loans held for portfolio	16,765	21,863
Interest-bearing deposits	51	1,192
Securities purchased under agreements to resell	3	195
Federal funds sold	3	194
Total	$106,322	$154,218

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities sold under agreements to repurchase. These investments provide short-term liquidity and are carried at amortized cost. At December 31, 2020, all investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell were repaid according to the contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at December 31, 2020.
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
At December 31, 2020, the gross unrealized losses on the Bank’s available-for-sale securities were $20,425,000, all of which related to securities that are issued and guaranteed by GSEs. At December 31, 2020, the gross unrealized losses on the Bank’s held-to-maturity securities (computed as the difference between the amortized cost and the fair value of the securities) were $2,357,000, of which $1,771,000 were attributable to its holdings of non-agency (i.e., private label) residential MBS ("RMBS"), $148,000 were attributable to securities that are issued and guaranteed by GSEs and $438,000 were attributable to securities issued by a state housing agency.

Government-Guaranteed and GSE Investments. As of December 31, 2020, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE commercial MBS ("CMBS") and GSE RMBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through December 31, 2020, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in August 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at December 31, 2020 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank's amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its government-guaranteed and GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at December 31, 2020.
State Housing Agency Debentures. As of December 31, 2020, the Bank's holdings of state housing agency bonds are rated triple-A by both Moody's and S&P. The Bank has not experienced any defaults on its state housing agency debentures, nor does it expect to experience any defaults on these securities. Based upon the Bank's assessment of the creditworthiness of the state housing agency and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of state housing agency debentures will not be less than the amortized cost basis of these investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider an allowance for credit losses on its state housing debentures to be necessary at December 31, 2020.
Non-Agency RMBS. As of December 31, 2020, 5 of the Bank's non-agency RMBS with an aggregate amortized cost of $10,108,000 were rated investment grade (i.e., triple-B or higher by Moody's and/or S&P), 16 non-agency RMBS with an aggregate amortized cost of $39,550,000 were rated below investment grade and 1 non-agency RMBS with an amortized cost of $45,000 was unrated. In periods prior to 2017, 15 of the non-agency RMBS that were rated below investment grade at December 31, 2020 had been determined to be other-than-temporarily impaired. At December 31, 2020 and 2019, the amortized cost of the Bank's non-agency RMBS included credit losses of $6,293,000 and $6,765,000, respectively, on these previously impaired securities.
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
To assess whether an allowance for credit losses was needed on its 22 non-agency RMBS holdings, the Bank considered the results of the cash flow analyses that it performed for each security as of December 31, 2019 under both a best estimate scenario and a more stressful housing price scenario (as further described below) and the impact that changes in economic and housing market conditions in 2020 could have on those cash flow analyses. More specifically, at December 31, 2020, the Bank evaluated the potential impact that recent changes in economic and housing market conditions could have on the collectibility of these securities relative to the assumptions that were used in the cash flow projections under the more stressful housing price scenario as of December 31, 2019 to determine whether it expected to incur any additional credit losses on these securities. Based on the results of these cash flow analyses, the payment status of the securities and the considerations regarding the potential impact that recent changes in economic and housing market conditions could have on the securities' cash flows, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, no allowance for credit losses on the Bank's non-agency RMBS was deemed to be necessary at December 31, 2020.

The Bank's cash flow analyses as of December 31, 2019 were performed for each security using two third-party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which were based upon an assessment of the individual housing markets. (The term “CBSA” refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast as of December 31, 2019 assumed changes in home prices ranging from declines of 4 percent to increases of 8 percent over the 12-month period beginning October 1, 2019. For the vast majority of markets, the changes were projected to range from increases of 2 percent to 6 percent. Thereafter, home price changes for each market were projected to return (at varying rates and over varying transition periods based on historical housing price patterns) to their long-term historical equilibrium levels. Following these transition periods, the constant long-term annual rates of appreciation for the vast majority of markets were projected to range between 2 percent and 5 percent.
The month-by-month projections of future loan performance derived from the first model, which reflected projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.
Based on the results of its cash flow analyses, the Bank determined it was likely that it would fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank did not intend to sell the investments and it was not more likely than not that the Bank would be required to sell the investments before recovery of their remaining amortized cost bases, none of the Bank's non-agency RMBS were deemed to be other-than-temporarily impaired at December 31, 2019.
In addition to evaluating its non-agency RMBS under a best estimate scenario, the Bank also performed a cash flow analysis for each of these securities as of December 31, 2019 under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that assumed home price changes for the 12-month period beginning October 1, 2019 were 5 percentage points lower than the base case scenario followed by home price changes that were 33 percent lower than those used in the base case scenario. As of December 31, 2019, none of the Bank's non-agency RMBS would have been deemed to be other-than-temporarily impaired under the more stressful housing price scenario.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at December 31, 2020.
Financing Receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses on financing receivables which, for the Bank, includes off-balance sheet credit exposures to members. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments: (1) advances and other extensions of credit to members/borrowers, collectively referred to as “extensions of credit to members;” (2) government-guaranteed/insured mortgage loans held for portfolio; and (3) conventional mortgage loans held for portfolio.
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
    Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage

Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2020 included all FDIC-insured institutions with average total assets as of December 31, 2019, 2018 and 2017 of less than $1.224 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. The Bank has procedures in place for validating the reasonableness of its collateral valuations. In addition, collateral verifications and on-site reviews are performed based on the risk profile of the borrower.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2020 or 2019.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2020 and 2019, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2020 and 2019, the Bank did not have any advances that were past due or on nonaccrual status. There have been no troubled debt restructurings related to advances.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at December 31, 2020 and the recorded investment (which includes accrued interest receivable) by payment status for mortgage loans at December 31, 2019 (dollars in thousands).

	December 31, 2020					December 31, 2019
	Conventional Loans Originated Prior to 2004	Conventional Loans Originated in 2016-2020	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total	Conventional Loans	Government- Guaranteed/ Insured Loans	Total
Mortgage loans:
30-59 days delinquent	$113	$26,500	$26,613	$459	$27,072	$37,632	$464	$38,096
60-89 days delinquent	21	10,693	10,714	49	10,763	2,728	189	2,917
90 days or more delinquent	274	97,085	97,359	239	97,598	6,106	80	6,186
Total past due	408	134,278	134,686	747	135,433	46,466	733	47,199
Total current loans	7,746	3,273,438	3,281,184	9,994	3,291,178	4,038,455	12,822	4,051,277
Total mortgage loans	$8,154	$3,407,716	$3,415,870	$10,741	$3,426,611	$4,084,921	$13,555	$4,098,476

Other delinquency statistics:
In process of foreclosure (2)			$1,381	$64	$1,445	$1,752	$36	$1,788
Serious delinquency rate (3)			2.9%	2.2%	2.8%	0.2%	0.6%	0.2%
Past due 90 days or more and still accruing interest (4)			$—	$239	$239	$—	$80	$80
Nonaccrual loans (5)			$117,958	$—	$117,958	$7,304	$—	$7,304
Troubled debt restructurings			$—	$—	$—	$—	$—	$—
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.
(2)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(3)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(4)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(5)The Bank did not have any specific allowance for credit losses on nonaccrual loans at December 31, 2020.
As of December 31, 2020, approximately $90,354,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $6,615,000 were 30 to 59 days past due, $6,724,000 were 60 to 89 days past due, and $77,015,000 were 90 days or more past due and in nonaccrual status. At December 31, 2020 and 2019, the Bank’s other assets included $300,000 and $15,000, respectively, of real estate owned.
The Bank individually reviews each seriously delinquent mortgage loan and each TDR for credit losses. At December 31, 2020 and 2019, the Bank did not have any TDRs related to mortgage loans. At these dates, the estimated value of the collateral securing each seriously delinquent loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost bases of the loans. Therefore, no allowance for credit losses was established for any of the seriously delinquent mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions (taking into account the forecasted impact of the COVID-19 pandemic) and expected recoveries from credit enhancements, the Bank determined that an allowance for credit losses of $3,925,000 was adequate to reserve for credit losses in its conventional mortgage loan portfolio at December 31, 2020.

The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$1,149	$493	$271
Adjustment to initially apply new credit loss accounting guidance (Note 2)	2,191	—	—
Provision for credit losses	585	656	222
Balance, end of year	$3,925	$1,149	$493
Prior to January 1, 2020, an allowance for credit losses was separately established to provide for probable losses inherent in the Bank's conventional mortgage loan portfolio as of the balance sheet date. A loan was considered impaired when, based on then-current information and events, it was considered probable that the Bank would be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents information regarding the balances of the Bank's conventional mortgage loans held for portfolio that were individually or collectively evaluated for impairment as well as information regarding the ending balance of the allowance for credit losses as of December 31, 2019 (in thousands).

December 31,
2019
Ending balance of allowance for credit losses related to loans collectively evaluated for impairment	$1,149

Recorded investment
Individually evaluated for impairment	$6,106
Collectively evaluated for impairment	4,078,815
$4,084,921

Note 10—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate, or a stepped fixed rate schedule, that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.29 percent, 2.05 percent and 1.75 percent during 2020, 2019 and 2018, respectively. None of the deposits are federally insured. For additional information regarding other interest-bearing deposits, see Note 14.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Interest-bearing
Demand and overnight	$1,532,029	$1,190,967
Term	51,071	95,232
Non-interest bearing (other)	20	20
Total deposits	$1,583,120	$1,286,219

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
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $747 billion and $1.026 trillion at December 31, 2020 and 2019, respectively. The Bank was the primary obligor on approximately $59.2 billion and $70.1 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
     General Terms. Consolidated obligation bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets such as SOFR, LIBOR or the federal funds rate. On and after July 1, 2020, the Bank is prohibited from issuing LIBOR-indexed bonds which mature after December 31, 2021. To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into interest rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2020 and 2019 (in thousands, at par value).

	2020	2019
Fixed-rate	$11,492,355	$21,529,815
Variable-rate
SOFR-indexed	24,419,625	9,532,000
LIBOR-indexed	1,000,000	3,110,000
Step-up	75,000	1,337,500
Step-down	—	175,000
Total par value	$36,986,980	$35,684,315
At December 31, 2020 and 2019, 40 percent and 86 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2020 and 2019, by contractual maturity (dollars in thousands):

	2020		2019
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$21,392,110	0.37%	$16,900,625	1.75%
Due after one year through two years	12,236,725	0.46	7,849,605	1.76
Due after two years through three years	1,419,695	2.25	2,269,005	2.21
Due after three years through four years	799,975	1.99	1,912,490	2.42
Due after four years through five years	513,475	1.44	3,811,615	2.16
Due after five years	625,000	1.74	2,940,975	2.52
Total par value	36,986,980	0.55%	35,684,315	1.93%
Premiums	620		1,091
Discounts	(366)		(781)
Debt issuance costs	(2,882)		(4,479)
Hedging adjustments	128,369		65,681
Total	$37,112,721		$35,745,827
At December 31, 2020 and 2019, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2020	2019
Non-callable bonds	$34,861,980	$22,188,915
Callable bonds	2,125,000	13,495,400
Total par value	$36,986,980	$35,684,315
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2020 and 2019, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2020	2019
Due in one year or less	$23,302,110	$25,936,025
Due after one year through two years	11,751,725	6,397,605
Due after two years through three years	1,374,695	1,649,005
Due after three years through four years	459,975	1,193,590
Due after four years through five years	98,475	409,615
Due after five years	—	98,475
Total par value	$36,986,980	$35,684,315
     Discount Notes. At December 31, 2020 and 2019, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2020	$22,171,296	$22,175,690	0.09%
December 31, 2019	$34,327,886	$34,405,724	1.57%

Note 12—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings before the contribution. There was no shortfall during the years ended December 31, 2020, 2019 or 2018. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2020, 2019 or 2018.
The Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock (see Note 15) to reported income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank relieves the AHP liability as members receive AHP grants. If the Bank experiences a loss during a calendar quarter but still has income for the calendar year, the Bank’s obligation to the AHP is based upon its year-to-date/annual income. In years where the Bank’s income before assessments (as adjusted for interest expense on mandatorily redeemable capital stock) is zero or less, the amount of the AHP assessment is typically equal to zero, and the Bank would not typically be entitled to a credit that could be used to reduce required contributions in future years.
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Balance, beginning of year	$57,247	$44,358	$31,246
AHP assessment	22,087	25,272	22,097
Grants funded, net of recaptured amounts	(16,181)	(12,383)	(8,985)
Balance, end of year	$63,153	$57,247	$44,358
Note 13—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2020 or 2019.
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
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2020 and 2019 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2020

Assets

Derivatives
Bilateral derivatives	$31,103	$(23,128)	$7,975	$(7,550)	(2)	$425
Cleared derivatives	6,866	(6,866)	—	—		—
Total derivatives	37,969	(29,994)	7,975	(7,550)		425
Securities purchased under agreements to resell	1,000,000	—	1,000,000	(1,000,000)		—

Total assets	$1,037,969	$(29,994)	$1,007,975	$(1,007,550)		$425

Liabilities

Derivatives
Bilateral derivatives	$490,387	$(478,935)	$11,452	$—		$11,452
Cleared derivatives	20,472	(6,875)	13,597	(13,597)	(3)	—

Total liabilities	$510,859	$(485,810)	$25,049	$(13,597)		$11,452

December 31, 2019

Assets

Derivatives
Bilateral derivatives	$22,721	$(10,978)	$11,743	$(5,313)	(2)	$6,430
Cleared derivatives	33,618	(4,090)	29,528	—		29,528
Total derivatives	56,339	(15,068)	41,271	(5,313)		35,958
Securities purchased under agreements to resell	4,310,000	—	4,310,000	(4,310,000)		—

Total assets	$4,366,339	$(15,068)	$4,351,271	$(4,315,313)		$35,958

Liabilities

Derivatives
Bilateral derivatives	$168,297	$(164,442)	$3,855	$—		$3,855
Cleared derivatives	4,138	(4,138)	—	—	(4)	—

Total liabilities	$172,435	$(168,580)	$3,855	$—		$3,855

_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties.
(3)    Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with an aggregate fair value of $723,903,000 at December 31, 2020 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.
(4)    The Bank had pledged securities with an aggregate fair value of $842,256,000 at December 31, 2019 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 14—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption, cap and forward rate agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives and, as of December 31, 2020, it was not a party to any forward rate agreements.
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
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank entered into interest rate cap agreements, only one of which remained outstanding at December 31, 2020. These derivatives are treated as economic hedges.
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
To manage the interest rate risk of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. With issuances of fixed-rate consolidated obligation bonds, the Bank typically enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank that are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. In this transaction, the Bank pays a variable cash flow that more closely matches the interest payments it receives on short-term or variable-rate assets. These transactions are treated as fair value hedges. On occasion, the Bank may enter into fixed-for-floating interest rate exchange agreements to hedge the interest rate risk associated with certain of its consolidated obligation discount notes. The derivatives associated with the Bank’s fair value discount note hedging are indexed to the OIS rate and are treated as economic hedges. The Bank may also use interest rate exchange agreements to convert variable-rate consolidated obligation bonds from one index rate to another index rate. These transactions are treated as economic hedges.
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
Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at December 31, 2020 and 2019 (in thousands).

	December 31, 2020			December 31, 2019
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances (1)	$13,040,960	$80	$460,394	$10,102,510	$5,117	$134,520
Available-for-sale securities (1)	15,190,599	4,536	36,737	16,114,507	28,049	19,718
Consolidated obligation bonds (1)	4,642,925	17,405	1,534	19,861,615	14,000	13,619
Consolidated obligation discount notes (2)	1,066,000	—	1,057	1,043,000	2,503	—
Total derivatives designated as hedging instruments under ASC 815	33,940,484	22,021	499,722	47,121,632	49,669	167,857
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	380,000	1	7,580	255,000	25	16
Available-for-sale securities	3,126	—	3	3,144	4	—
Mortgage loans held for portfolio	318,350	174	240	339,600	343	1,118
Consolidated obligation discount notes	—	—	—	1,000,000	—	—
Trading securities	1,150,000	5	17	3,700,000	171	8
Intermediary transactions	126,362	7,410	2,799	842,036	5,312	2,355
Other	1,425,000	841	497	925,000	328	1,069
Interest rate swaptions related to mortgage loans held for portfolio	1,280,000	7,376	—	145,000	381	—
Mortgage delivery commitments	21,569	140	—	31,765	94	—
Interest rate caps
Held-to-maturity securities	250,000	—	—	500,000	—	—
Intermediary transactions	80,000	1	1	80,000	12	12
Total derivatives not designated as hedging instruments under ASC 815	5,034,407	15,948	11,137	7,821,545	6,670	4,578
Total derivatives before collateral and netting adjustments	$38,974,891	37,969	510,859	$54,943,177	56,339	172,435
Cash collateral and related accrued interest		(9,798)	(465,606)		(3,440)	(156,903)
Cash received or remitted in excess of variation margin requirements		8	—		(5)	(54)
Netting adjustments		(20,204)	(20,204)		(11,623)	(11,623)
Total collateral and netting adjustments(3)		(29,994)	(485,810)		(15,068)	(168,580)
Net derivative balances reported in statements of condition		$7,975	$25,049		$41,271	$3,855
________________________________________
(1)Derivatives designated as fair value hedges.
(2)Derivatives designated as cash flow hedges.
(3)Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Net Gains (Losses) on Derivatives and Hedging Activities	Other Comprehensive Income (Loss)
Year Ended December 31, 2020

Total amount of the financial statement line item	$349,082	$219,190	$(277,347)	$(198,890)	$2,887	$(51,789)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(511,580)	$(1,169,111)	$172,126	$—	$—	$—
Hedged items	458,018	952,729	(62,690)	—	—	—
Net gains (losses) on fair value hedging relationships	$(53,562)	$(216,382)	$109,436	$—	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(14,627)	$—	$14,627
Recognized in OCI	—	—	—	—	—	(96,035)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(14,627)	$—	$(81,408)

Year Ended December 31, 2019

Total amount of the financial statement line item	$906,671	$465,023	$(711,240)	$(780,165)	$24,687	$(28,952)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(122,094)	$(760,621)	$212,198	$—	$—	$—
Hedged items	170,055	796,381	(245,307)	—	—	—
Net gains (losses) on fair value hedging relationships	$47,961	$35,760	$(33,109)	$—	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$1,829	$—	$(1,829)
Recognized in OCI	—	—	—	—	—	(54,777)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$1,829	$—	$(56,606)

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Net Gains (Losses) on Derivatives and Hedging Activities	Other Comprehensive Income (Loss)
Year Ended December 31, 2018 (1)

Total amount of the financial statement line item	$828,929	$417,793	$(659,943)	$(560,824)	$(10,256)	$(92,325)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$17,492	$22,474	$(39,478)	$—	$120,825	$—
Hedged items (2)	—	—	—	—	(119,003)	—
Net gains (losses) on fair value hedging relationships	$17,492	$22,474	$(39,478)	$—	$1,822	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$950	$—	$(950)
Recognized in OCI	—	—	—	—	—	(823)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$950	$—	$(1,773)
_____________________________
(1)The amounts for 2018 have not been reclassified to conform to the new hedge accounting presentation requirements which became effective on January 1, 2019.
(2)Excludes amortization/accretion on closed fair value relationships.
For the years ended December 31, 2020, 2019 and 2018, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At December 31, 2020, $22,167,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At December 31, 2020, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 9.1 years.
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of December 31, 2020 and 2019 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
December 31, 2020
Advances	$13,621,492	$567,408	$3,846	$571,254
Available-for-sale securities	16,615,401	1,296,845	(980)	1,295,865
Consolidated obligation bonds	(5,244,262)	(127,192)	(1,178)	(128,370)

December 31, 2019
Advances	10,283,221	175,343	4,978	180,321
Available-for-sale securities	16,621,667	346,741	(985)	345,756
Consolidated obligation bonds	(20,310,223)	(64,027)	(1,654)	(65,681)
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.

The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Gain (Loss) Recognized in Other Income (Loss) for the Year Ended December 31,
	2020	2019	2018
Derivatives and hedged items in ASC 815 fair value hedging relationships(1)
Interest rate swaps	$—	$—	$1,866
Interest rate swaptions	—	—	(44)
Total net gain related to fair value hedge ineffectiveness	—	—	1,822
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	19,224	28,408	(2,586)
Net interest expense on interest rate swaps	(20,682)	(3,414)	(1,389)
Interest rate swaptions	(4,524)	(2,728)	(239)
Interest rate caps and floors	—	86	116
Mortgage delivery commitments	8,507	2,097	1,912
Total net gain (loss) related to derivatives not designated as hedging instruments under ASC 815	2,525	24,449	(2,186)
Price alignment amount on variation margin for daily settled derivative contracts(2)	362	238	(9,892)
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$2,887	$24,687	$(10,256)
________________________
(1)For the years ended December 31, 2020 and 2019, all of the effects of derivatives and associated hedged items in ASC 815 fair value hedging relationships are reported in net interest income.
(2)The amounts reported for the years ended December 31, 2020 and 2019 reflect the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments under ASC 815. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments under ASC 815 are recorded in the same line item as the earnings effect of the hedged item. The amount reported for the year ended December 31, 2018 reflects the price alignment amount on variation margin for all daily settled derivative contracts.
Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. The majority of the Bank's derivative transactions have been cleared through third-party central clearinghouses (as of December 31, 2020, the notional balance of cleared transactions outstanding totaled $28.2 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of December 31, 2020, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $10.7 billion and $0.1 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. Except as described below, the activity-based investment requirement is (and has been) 4.1 percent of outstanding advances. Members and institutions that acquire members must comply with the activity-based investment requirements for as long as the relevant activity remains outstanding. The Bank’s Board of Directors has the authority to adjust these requirements periodically within ranges established in the Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized.
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
Under the Bank's Capital Plan, the permissible range for the advances-based component of the activity-based investment requirement is a range of 2.0 percent to 5.0 percent of members’ advances outstanding. The Bank’s Board of Directors may establish one or more separate advances investment requirement percentages (each an "advance type specific percentage") within the range described above to be applied to a specific category of advances in lieu of the generally applicable advances-related investment requirement percentage in effect at the time. Such category of advances may be defined as a particular advances product offering, advances with particular maturities or other features, advances that represent an increase in member borrowing, or such other criteria as the Bank’s Board of Directors may determine. Any advance type specific percentage may be established for an indefinite period of time, or for a specific time period, at the discretion of the Bank’s Board of Directors. Any changes to the activity-based investment requirement require at least 30 days advance notice to the Bank’s members.
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
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement will be reduced from 4.1 percent to 2.0 percent for advances that: (1) are funded during the period from April 19, 2021 through December 31, 2021 and (2) have a maturity of 32 days or greater. For advances that are funded on or prior to April 18, 2021, the current reduced activity-based capital stock investment requirement will continue to apply to advances that have a maturity of 28 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement can be applied is $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during the period from April 1, 2020 through December 31, 2021.
On April 19, 2021, the Bank will implement an amendment to its Capital Plan. The amended Capital Plan provides for the imposition of an activity-based investment requirement ranging from 0.10 percent to 2.0 percent of members' outstanding letters of credit (the "LC Percentage"), as specified from time to time by the Bank's Board of Directors. The Board of Directors has established an initial LC Percentage of 0.10 percent which will apply only to letters of credit that are issued or renewed on and after April 19, 2021. The LC Percentage will be applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose will include amendments that extend the expiration date of the letter of credit.
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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during 2020, 2019 and 2018, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For the repurchase that occurred on December 30, 2020, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). For the other repurchases that occurred during 2020, 2019 and 2018, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). During the years ended December 31, 2020, 2019 and 2018, the Bank repurchased surplus stock totaling $471,326,000, $739,733,000 and $764,264,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2020, 2019 and 2018, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $53,992,300, $2,296,000 and $5,501,000, respectively.
The following table presents total excess stock at December 31, 2020 and 2019 (in thousands).

	2020	2019
Excess stock
Capital stock	$519,870	$624,902
Mandatorily redeemable capital stock	9,025	2,066
Total	$528,895	$626,968
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2020 or 2019. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.

At all times during the three years ended December 31, 2020, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,006,191	$3,523,489	$881,970	$3,706,059
Total capital	$2,596,501	$3,523,489	$3,015,264	$3,706,059
Total capital-to-assets ratio	4.00%	5.43%	4.00%	4.92%
Leverage capital	$3,245,626	$5,285,234	$3,769,080	$5,559,088
Leverage capital-to-assets ratio	5.00%	8.14%	5.00%	7.37%
Beginning in February 2020, the Bank must also maintain (pursuant to an Advisory Bulletin issued by the Finance Agency) a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the applicable month ends in 2020.
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
At December 31, 2020, the Bank had $13,864,000 in outstanding capital stock subject to mandatory redemption held by 6 institutions. As of December 31, 2019, the Bank had $7,140,000 in outstanding capital stock subject to mandatory redemption held by 6 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2020, 2019 and 2018, dividends on mandatorily redeemable capital stock in the amount of $83,000, $189,000 and $101,000, respectively, were recorded as interest expense in the statements of income.
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
The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2020 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2021	$203
2022	130
2023	6,228
2024	176
2025	7,127
Total	$13,864
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2020, 2019 and 2018 (in thousands).

Balance, January 1, 2018	$5,941
Capital stock that became subject to mandatory redemption during the year	6,688
Mandatorily redeemable capital stock reclassified to equity during the year	(112)
Redemption/repurchase of mandatorily redeemable capital stock	(5,675)
Stock dividends classified as mandatorily redeemable	137
Balance, December 31, 2018	6,979
Capital stock that became subject to mandatory redemption during the year	2,326
Redemption/repurchase of mandatorily redeemable capital stock	(2,391)
Stock dividends classified as mandatorily redeemable	226
Balance, December 31, 2019	7,140
Capital stock that became subject to mandatory redemption during the year	61,032
Redemption/repurchase of mandatorily redeemable capital stock	(54,615)
Stock dividends classified as mandatorily redeemable	307
Balance, December 31, 2020	$13,864
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

The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2020, 2019 and 2018:

	2020	2019	2018
Number of institutions, beginning of year	6	8	15
Due to mergers and acquisitions	2	2	1
Due to withdrawals	—	—	1
Due to liquidation	—	—	1
Recission of withdrawal notice	—	—	(1)
Terminations completed during the year	(2)	(4)	(9)
Number of institutions, end of year	6	6	8
The Bank did not receive any stock redemption notices in 2020, 2019 or 2018.
    Limitations on Redemption or Repurchase of Capital Stock. The GLB Act imposes the following restrictions on the redemption or repurchase of the Bank’s capital stock.
•In no event may the Bank redeem or repurchase capital stock if the Bank is not in compliance with its minimum capital requirements or if the redemption or repurchase would cause the Bank to be out of compliance with its minimum capital requirements, or if the redemption or repurchase would cause the member to be out of compliance with its minimum investment requirement. In addition, the Bank’s Board of Directors may suspend redemption of capital stock if the Bank reasonably believes that continued redemption of capital stock would cause the Bank to fail to meet its minimum capital requirements in the future, would prevent the Bank from maintaining adequate capital against a potential risk that may not be adequately reflected in its minimum capital requirements, or would otherwise prevent the Bank from operating in a safe and sound manner.
•In no event may the Bank redeem or repurchase capital stock without the prior written approval of the Finance Agency if the Finance Agency or the Bank’s Board of Directors has determined that the Bank has incurred, or is likely to incur, losses that result in, or are likely to result in, charges against the capital of the Bank. For this purpose, charges against the capital of the Bank means an other than temporary decline in the Bank’s total equity that causes the value of total equity to fall below the Bank’s aggregate capital stock amount. Such a determination may be made by the Finance Agency or the Board of Directors even if the Bank is in compliance with its minimum capital requirements.
•The Bank may not repurchase any capital stock without the written consent of the Finance Agency during any period in which the Bank has suspended redemptions of capital stock. The Bank is required to notify the Finance Agency if it suspends redemptions of capital stock and set forth its plan for addressing the conditions that led to the suspension. The Finance Agency may require the Bank to reinstate redemptions of capital stock.
•In no event may the Bank redeem or repurchase shares of capital stock if the principal and interest due on any FHLBank System consolidated obligations issued through the Office of Finance have not been paid in full or, under certain circumstances, if the Bank becomes a non-complying FHLBank under Finance Agency regulations as a result of its inability to comply with regulatory liquidity requirements or to satisfy its current obligations.
•If at any time the Bank determines that the total amount of capital stock subject to outstanding stock redemption or withdrawal notices with expiration dates within the following 12 months exceeds the amount of capital stock the Bank could redeem and still comply with its minimum capital requirements, the Bank will determine whether to suspend redemption and repurchase activities altogether, to fulfill requests for redemption sequentially in the order in which they were received, to fulfill the requests on a pro rata basis, or to take other action deemed appropriate by the Bank.
 Distribution from Financing Corporation. The Financing Corporation ("FICO") was formed pursuant to the Competitive Equality Banking Act of 1987 to provide financing for the resolution of failed savings and loan associations. The capitalization of FICO was provided by capital distributions from the FHLBanks in exchange for non-voting capital stock of FICO. The Bank's capital distributions were made in 1987, 1988 and 1989. Upon passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Bank's capital stock investment in FICO was determined to be non-redeemable and, in 1989, the Bank charged off its investment in FICO directly against retained earnings. After satisfying its obligations in September 2019, FICO commenced a process to dissolve in accordance with relevant statutory requirements and the terms of a plan of dissolution approved by the Director of the Finance Agency. During the second quarter of 2020, in connection with the dissolution of FICO, the Bank received a distribution of $17,639,000, representing the Bank's proportionate share of FICO’s surplus and remaining cash on hand. The receipt of this distribution was treated as a partial return of the Bank's prior investment in FICO and credited to unrestricted retained earnings.

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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2019. The Bank's contributions for the year ended December 31, 2018 did not represent more than 5 percent of the total contributions to the plan for the plan year ended June 30, 2019.
The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2020		2019		2018
Net pension cost charged to compensation and benefit expense for the year ended December 31	$18,675		$5,200		$5,200
Pentegra DB Plan funded status as of July 1	108.2%	(a)	108.6%	(b)	111.0%
Bank's funded status as of July 1	90.1%		94.8%		97.4%
____________
(a)    The Pentegra DB Plan's funded status as of July 1, 2020 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2020 through March 15, 2021. Contributions made during the period from July 1, 2020 through March 15, 2021 and designated for the plan year ended June 30, 2020 will be included in the final valuation as of July 1, 2020. The final funded status as of July 1, 2020 will not be available until the Form 5500 for the plan year July 1, 2020 through June 30, 2021 is filed (this Form 5500 is due to be filed no later than April 2022).
(b)    The Pentegra DB Plan's funded status as of July 1, 2019 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2019 through March 15, 2020. Contributions made during the period from July 1, 2019 through March 15, 2020 and designated for the plan year ended June 30, 2019 will be included in the final valuation as of July 1, 2019. The final funded status as of July 1, 2019 will not be available until the Form 5500 for the plan year July 1, 2019 through June 30, 2020 is filed (this Form 5500 is due to be filed no later than April 2021).
Prior to December 1, 2018, the Bank participated in the Pentegra Defined Contribution Plan for Financial Institutions (“Pentegra DC Plan”), a tax-qualified defined contribution plan. Effective December 1, 2018, the Bank established the FHLBank of Dallas 401(k) Retirement Plan (the "FHLB Dallas DC Plan"), a tax-qualified defined contribution plan which replaced the Pentegra DC Plan for all active employees. In connection with the establishment of the FHLB Dallas DC Plan, substantially all active employee account balances were transferred from the Pentegra DC Plan to the FHLB Dallas DC Plan. The Bank’s contributions to the FHLB Dallas DC Plan (and, previously, the Pentegra DC Plan) are (were) equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2020, 2019 and 2018, the Bank contributed an aggregate amount of $1,747,000, $1,651,000 and $1,440,000, respectively, to these plans.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $8,445,000 and $6,998,000 at December 31, 2020 and 2019, respectively. Compensation and benefits expense includes accrued earnings (losses) on deferred employee compensation and Bank contributions totaling $1,100,000, $1,136,000 and $(268,000) for the years ended December 31, 2020, 2019 and 2018, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (losses) on those deferrals, was $3,942,000 and $3,338,000 at December 31, 2020 and 2019, respectively. Other operating expense includes accrued earnings (losses) on deferred director compensation totaling $320,000, $343,000 and $(113,000) for the years ended December 31, 2020, 2019 and 2018, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “SERP”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the SERP was established. Each participant’s benefit under the SERP consists of contributions that were made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the SERP. Contributions to the SERP are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation or current intention to make future contributions to the SERP. The Bank’s accrued liability under this plan was $3,396,000 and $3,809,000 at December 31, 2020 and 2019, respectively. The Bank did not make any contributions to the SERP during the years ended December 31, 2020, 2019 or 2018.
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

The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Change in APBO
APBO at beginning of year	$636	$566
Service cost	40	27
Interest cost	18	23
Actuarial loss	87	152
Participant contributions	136	174
Benefits paid	(161)	(306)
APBO at end of year	756	636
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid by the Bank	25	132
Participant contributions	136	174
Benefits paid	(161)	(306)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(756)	$(636)

Amounts recognized in AOCI at December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Net actuarial gain	$972	$1,139
Prior service cost	(69)	(89)
	$903	$1,050

The amounts in AOCI include $20,000 of prior service cost and $66,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit credit in 2021.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 7.5 percent for 2021. For 2020, 2019 and 2018, gross health care cost trend rates of 5.2 percent, 5.5 percent and 6.6 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.13 percent per year to a final rate of 4.5 percent in 2045 and thereafter. To compute the APBO at December 31, 2020 and 2019, weighted average discount rates of 2.61 percent and 3.34 percent were used. Weighted average discount rates of 3.34 percent, 4.10 percent and 3.74 percent were used to compute the net periodic benefit cost (credit) for 2020, 2019 and 2018, respectively.
Components of net periodic benefit cost (credit) for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Service cost	$40	$27	$28
Interest cost	18	23	25
Amortization of prior service cost	20	20	20
Amortization of net actuarial gain	(80)	(94)	(100)
Net periodic benefit credit	$(2)	$(24)	$(27)

The Bank reports the service cost component of its net periodic postretirement benefit cost (credit) in compensation and benefits expense and the other components of net periodic postretirement benefit cost (credit) in "other, net" in the other income (loss) section of the statement of income.
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amortization of prior service cost included in net periodic benefit cost	$20	$20	$20
Actuarial loss	(87)	(152)	(161)
Amortization of net actuarial gain included in net periodic benefit cost	(80)	(94)	(100)
Total changes in benefit obligations recognized in other comprehensive income	$(147)	$(226)	$(241)
A 1 percent increase or decrease in the health care cost trend rate would have had an insignificant effect on the APBO at December 31, 2020 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2020.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2021	$89
2022	87
2023	60
2024	41
2025	40
2026-2030	68
$385

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

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the years ended December 31, 2020 and 2019, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2020 and 2019. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of December 31, 2020 and 2019, three vendor prices were received for substantially all of the Bank's trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
Derivative assets/liabilities. The fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate curves (that is, the relevant LIBOR swap curve, the SOFR curve or the OIS curve and, for purposes of discounting, either the OIS curve for bilateral contracts or the SOFR curve for cleared contracts) and, for agreements containing options, swaption volatility). The fair values of the Bank’s interest rate caps and floors are also estimated using a pricing model with inputs that are observable in the market (that is, cap/floor volatility, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve). Prior to October 2020, the Bank used the OIS curve to discount cash flows when determining the fair values of all of its interest rate exchange agreements. As further discussed in Note 2, in October 2020, the central clearinghouses with which the Bank transacts began using the SOFR curve as the discount curve for purposes of valuing interest rate exchange agreements and, as a result, the Bank concurrently replaced the OIS curve with the SOFR curve for purposes of valuing its cleared derivatives. The impact of this change was not significant.
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

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2020 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$3,178,281	$3,178,281	$3,178,281	$—		$—		$—
Interest-bearing deposits	759,240	759,240	—	759,240		—		—
Securities purchased under agreements to resell	1,000,000	1,000,000	—	1,000,000		—		—
Federal funds sold	915,000	915,000	—	915,000		—		—
Trading securities (1)	5,301,468	5,301,468	—	5,301,468		—		—
Available-for-sale securities (1)	16,787,762	16,787,762	—	16,787,762		—		—
Held-to-maturity securities	897,226	908,630	—	857,785	(2)	50,845	(3)	—
Advances	32,478,944	32,536,792	—	32,536,792		—		—
Mortgage loans held for portfolio, net	3,422,686	3,503,137	—	3,503,137		—		—
Accrued interest receivable	106,322	106,322	—	106,322		—		—
Derivative assets (1)	7,975	7,975	—	37,969		—		(29,994)
Other assets held at fair value (1)	15,839	15,839	15,839	—		—		—

Liabilities:
Deposits	1,583,120	1,583,131	—	1,583,131		—		—
Consolidated obligations
Discount notes	22,171,296	22,170,858	—	22,170,858		—		—
Bonds	37,112,721	37,197,548	—	37,197,548		—		—
Mandatorily redeemable capital stock	13,864	13,864	13,864	—		—		—
Accrued interest payable	42,039	42,039	—	42,039		—		—
Derivative liabilities (1)	25,049	25,049	—	510,859		—		(485,810)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of December 31, 2020.
(2)Consists of the Bank's holdings of U.S. government-guaranteed debentures, state housing agency obligations and GSE RMBS.
(3)Consists of the Bank's holdings of non-agency RMBS.
(4)Amounts represent the impact of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions (inclusive of variation margin for daily settled contracts) as well as any cash collateral held or placed with those same counterparties.

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
(4)Amounts represent the impact of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions (inclusive of variation margin for daily settled contracts) as well as any cash collateral held or placed with those same counterparties.
Note 18—Commitments and Contingencies
     Joint and several liability. As described in Note 11, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2020 and 2019, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $688 billion and $956 billion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other

FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
Other commitments and contingencies. At December 31, 2020 and 2019, the Bank had commitments to make additional advances totaling approximately $7,161,000 and $19,397,000, respectively. At December 31, 2020, $6,113,000 of the outstanding commitments to make additional advances expire in 2021 and the remainder expire in 2022.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $22,402,688,000 and $21,781,829,000 at December 31, 2020 and 2019, respectively. At December 31, 2020, outstanding letters of credit had original terms of up to 15 years with a final expiration in 2035. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $5,621,000 and $5,518,000 at December 31, 2020 and 2019, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2020 and 2019, the Bank had outstanding standby bond purchase agreements totaling $709,300,000 and $484,872,000, respectively. At December 31, 2020, standby bond purchase agreements totaling $175,428,000, $231,095,000, $51,277,000 and $251,500,000 expire in 2022, 2023, 2024 and 2025, respectively. The Bank was not required to purchase any bonds under these agreements during the years ended December 31, 2020 or 2019.
At December 31, 2020 and 2019, the Bank had commitments to purchase conventional mortgage loans totaling $21,569,000 and $31,765,000, respectively, from certain of its PFIs.
At December 31, 2019, the Bank had commitments to issue $115,000,000 (par value) of consolidated obligation bonds, all of which were hedged with interest rate swaps. The Bank did not have any commitments to issue consolidated obligation bonds at December 31, 2020. In addition, at December 31, 2020 and 2019, the Bank had commitments to issue $521,760,000 and $679,510,000 (par value), respectively, of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2020 and 2019, the Bank had pledged cash collateral of $466,068,000 and $156,676,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2020 and 2019, the Bank had pledged securities with carrying values (and fair values) of $737,500,000 and $842,256,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.
During the years ended December 31, 2020, 2019 and 2018, the Bank charged to operating expenses net rental costs of approximately $388,000, $360,000 and $329,000, respectively. Future minimum rentals at December 31, 2020 were as follows (in thousands):

Year	Premises	Equipment	Total
2021	$471	$32	$503
2022	420	—	420
2023	432	—	432
2024	293	—	293
2025	258	—	258
Thereafter	1,180	—	1,180
Total	$3,054	$32	$3,086

Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2020 were as follows (in thousands):

Year	Total
2021	$1,009
2022	236
2023	106
2024	5
Total	$1,356
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 12, 13 and 16.

Note 19 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2020, nine of the Bank’s directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2020, 2019 or 2018.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2020 and 2019, advances outstanding to Directors’ Financial Institutions aggregated $1,108,011,000 and $1,044,633,000, respectively, representing 3.5 percent and 2.8 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from Directors’ Financial Institutions during the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020 and 2019, capital stock outstanding to Directors’ Financial Institutions aggregated $51,313,000 and $72,789,000, respectively, representing 2.4 percent and 2.9 percent of the Bank’s outstanding capital stock at each of those dates. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 20 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. The Bank did not loan any short-term federal funds to other FLHBanks during the years ended December 31, 2020 or 2018. During the year ended December 31, 2019, interest income on loans to other FHLBanks totaled $20,000; this amount is reported as interest income from federal funds sold in the statement of income. The following table summarizes the Bank’s loans to other FHLBanks during the year ended December 31, 2019 (in thousands).

Year Ended December 31, 2019
Balance at January 1, 2019	$—
Loans made to FHLBank of Boston	300,000
Collections from FHLBank of Boston	(300,000)
Balance at December 31, 2019	$—
During the years ended December 31, 2020, 2019 and 2018, interest expense on borrowings from other FHLBanks totaled $506, $109,000 and $76,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2020	2019	2018
Balance at January 1,	$—	$—	$—
Borrowings from:
FHLBank of Boston	—	150,000	175,000
FHLBank of San Francisco	—	400,000	45,000
FHLBank of Cincinnati	—	—	500,000
FHLBank of Des Moines	—	—	500,000
FHLBank of Indianapolis	40,000	40,000	620,000
FHLBank of New York	—	250,000	—
Repayments to:
FHLBank of Boston	—	(150,000)	(175,000)
FHLBank of San Francisco	—	(400,000)	(45,000)
FHLBank of Cincinnati	—	—	(500,000)
FHLBank of Des Moines	—	—	(500,000)
FHLBank of Indianapolis	(40,000)	(40,000)	(620,000)
FHLBank of New York	—	(250,000)	—
Balance at December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2020, 2019 or 2018. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2020, 2019 or 2018.

Note 21 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2020
Balance at January 1, 2020	$144,833	$(38,194)	$(8,640)	$1,050	$99,049
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(829)	—	—	—	(829)
Losses on cash flow hedges included in interest expense	—	14,627	—	—	14,627
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(60)	(60)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	28,357	—	—	—	28,357
Unrealized losses on cash flow hedges	—	(96,035)	—	—	(96,035)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,238	—	2,238
Actuarial loss	—	—	—	(87)	(87)
Total other comprehensive income (loss)	27,528	(81,408)	2,238	(147)	(51,789)
Balance at December 31, 2020	$172,361	$(119,602)	$(6,402)	$903	$47,260

Year ended December 31, 2019
Balance at January 1, 2019	$118,980	$18,412	$(10,667)	$1,276	$128,001
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(852)	—	—	—	(852)
Gains on cash flow hedges included in interest expense	—	(1,829)	—	—	(1,829)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(74)	(74)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	26,705	—	—	—	26,705
Unrealized losses on cash flow hedges	—	(54,777)	—	—	(54,777)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,027	—	2,027
Actuarial loss	—	—	—	(152)	(152)
Total other comprehensive income (loss)	25,853	(56,606)	2,027	(226)	(28,952)
Balance at December 31, 2019	$144,833	$(38,194)	$(8,640)	$1,050	$99,049

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2018
Balance at January 1, 2018	$212,225	$20,185	$(13,601)	$1,517	$220,326
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(950)	—	—	(950)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(80)	(80)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(93,245)	—	—	—	(93,245)
Unrealized losses on cash flow hedges	—	(823)	—	—	(823)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,934	—	2,934
Actuarial loss	—	—	—	(161)	(161)
Total other comprehensive income (loss)	(93,245)	(1,773)	2,934	(241)	(92,325)
Balance at December 31, 2018	$118,980	$18,412	$(10,667)	$1,276	$128,001

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

4.1
Capital Plan of the Registrant, as amended and revised on August 3, 2020 and approved by the Federal Housing Finance Agency on November 4, 2020 and for which notice of implementation was given to shareholders on March 17, 2021 (filed as Exhibit 4.1 to the Bank’s Current Report on Form 8-K dated March 17, 2021 and filed with the SEC on March 17, 2021, which exhibit is incorporated herein by reference).*

4.2	Description of Registrant's Securities.

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

Exhibit
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

10.18	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*

10.19	2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).*

10.20	2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 25, 2019).*

10.21	2020 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed on August 12, 2020).*

10.22
2021 Executive Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 11, 2021 and filed with the SEC on January 15, 2021, which exhibit is incorporated herein by reference).*

Exhibit
10.23
Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018). *

10.24
Form of Indemnification Agreement between the Registrant and each of its directors, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018). *

10.25
Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference). *

14.1	Code of Ethics for Financial Professionals.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Audit Committee of the Board of Directors.

99.2	Report of the Audit Committee of the Board of Directors.

EX-101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document.
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
EX-104	The cover page of this Annual Report on Form 10-K, formatted in inline XBRL and contained in Exhibit 101.

*    Commission File No. 000-51405