Form 10-Q
period 2021-03-31
Federal Home Loan Bank of Dallas
filed 2021-05-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At May 6, 2021, the registrant had outstanding 21,016,366 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$6,897,473	$3,178,281
Interest-bearing deposits (Notes 8 and 9)	570,223	759,240
Securities purchased under agreements to resell (Notes 8, 9 and 12)	—	1,000,000
Federal funds sold (Notes 8 and 9)	4,720,000	915,000
Trading securities (Notes 3 and 8) ($98,015 pledged at March 31, 2021, which could be rehypothecated)	2,766,819	5,301,468
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 17) ($639,290 and $737,500 pledged at March 31, 2021 and December 31, 2020, respectively, which could be rehypothecated)	16,312,974	16,787,762
Held-to-maturity securities (b) (Notes 5, 8 and 9)	817,276	897,226
Advances (Notes 6, 8 and 9)	25,621,279	32,478,944
Mortgage loans held for portfolio, net of allowance for credit losses of $3,632 and $3,925 at March 31, 2021 and December 31, 2020, respectively (Notes 7, 8 and 9)	3,206,790	3,422,686
Accrued interest receivable (Note 8)	99,505	106,322
Premises and equipment, net	15,185	14,901
Derivative assets (Notes 12 and 13)	45,525	7,975
Other assets (including $15,434 and $15,839 of securities held at fair value at March 31, 2021 and December 31, 2020, respectively)	40,727	42,721
TOTAL ASSETS	$61,113,776	$64,912,526

LIABILITIES AND CAPITAL
Deposits (including $20 of non-interest bearing deposits at March 31, 2021 and December 31, 2020)	$1,952,723	$1,583,120
Consolidated obligations (Note 10)
Discount notes	13,336,683	22,171,296
Bonds	41,776,784	37,112,721
Total consolidated obligations	55,113,467	59,284,017

Mandatorily redeemable capital stock	6,811	13,864
Security sold under agreement to repurchase (Note 12)	98,500	—
Accrued interest payable	47,967	42,039
Affordable Housing Program (Note 11)	61,254	63,153
Derivative liabilities (Notes 12 and 13)	67,006	25,049
Other liabilities (Note 3)	46,254	344,399
Total liabilities	57,393,982	61,355,641

Commitments and contingencies (Notes 9 and 17)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 10,600,971 and 9,044,480 shares at March 31, 2021 and December 31, 2020, respectively	1,060,097	904,448
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 9,481,633 and 11,969,321 shares at March 31, 2021 and December 31, 2020, respectively	948,163	1,196,932
Total Class B Capital Stock	2,008,260	2,101,380
Retained earnings
Unrestricted	1,208,741	1,174,359
Restricted	243,461	233,886
Total retained earnings	1,452,202	1,408,245
Accumulated other comprehensive income (Note 20)	259,332	47,260
Total capital	3,719,794	3,556,885
TOTAL LIABILITIES AND CAPITAL	$61,113,776	$64,912,526
_____________________________
(a)Amortized cost: $15,984,463 and $16,615,401 at March 31, 2021 and December 31, 2020, respectively.
(b)Fair values: $829,945 and $908,630 at March 31, 2021 and December 31, 2020, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME
Advances	$33,344	$160,913
Prepayment fees on advances, net	2,278	1,972
Interest-bearing deposits	310	6,816
Securities purchased under agreements to resell	27	7,321
Federal funds sold	655	7,067
Trading securities	5,409	29,904
Available-for-sale securities	50,794	64,965
Held-to-maturity securities	1,516	6,473
Mortgage loans held for portfolio	18,475	33,952
Total interest income	112,808	319,383
INTEREST EXPENSE
Consolidated obligations
Bonds	23,630	153,944
Discount notes	9,342	114,782
Deposits	71	4,036
Mandatorily redeemable capital stock	9	30
Other borrowings	(6)	—
Total interest expense	33,046	272,792
NET INTEREST INCOME	79,762	46,591
Provision (reversal) for mortgage loan losses	(293)	999

NET INTEREST INCOME AFTER PROVISION FOR MORTGAGE LOAN LOSSES	80,055	45,592

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(6,441)	33,099
Net losses on derivatives and hedging activities	(700)	(717)
Net gains (losses) on other assets carried at fair value	489	(1,633)
Letter of credit fees	3,691	3,592
Other, net	1,385	1,049
Total other income (loss)	(1,576)	35,390
OTHER EXPENSE
Compensation and benefits	13,745	11,560
Other operating expenses	8,463	9,201
Finance Agency	1,554	1,250
Office of Finance	1,188	1,163
Discretionary grants and donations	76	146
Derivative clearing fees	261	348
Total other expense	25,287	23,668
INCOME BEFORE ASSESSMENTS	53,192	57,314
Affordable Housing Program assessment	5,319	5,734
NET INCOME	$47,873	$51,580
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
NET INCOME	$47,873	$51,580
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	156,150	(255,748)
Unrealized gains (losses) on cash flow hedges	49,964	(95,733)
Reclassification adjustment for losses on cash flow hedges included in net income	5,457	1,016
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	513	471
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	5	5
Amortization of net actuarial gain included in net periodic benefit cost/credit	(17)	(20)
Total other comprehensive income (loss)	212,072	(350,009)
TOTAL COMPREHENSIVE INCOME (LOSS)	$259,945	$(298,429)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2021	9,044	$904,448	11,969	$1,196,932	$1,174,359	$233,886	$1,408,245	$47,260	$3,556,885
Net transfers of shares between Class B-1 and Class B-2 Stock	5,800	579,996	(5,800)	(579,996)	—	—	—	—	—
Proceeds from sale of capital stock	—	—	3,312	331,227	—	—	—	—	331,227
Repurchase/redemption of capital stock	(4,282)	(428,210)	—	—	—	—	—	—	(428,210)
Comprehensive income (loss)
Net income	—	—	—	—	38,298	9,575	47,873	—	47,873
Other comprehensive income	—	—	—	—	—	—	—	212,072	212,072
Dividends on capital stock (a)
Cash	—	—	—	—	(53)	—	(53)	—	(53)
Stock	39	3,863	—	—	(3,863)	—	(3,863)	—	—

BALANCE, MARCH 31, 2021	10,601	$1,060,097	9,481	$948,163	$1,208,741	$243,461	$1,452,202	$259,332	$3,719,794

BALANCE, JANUARY 1, 2020	9,794	$979,434	14,868	$1,486,808	$1,038,533	$194,144	$1,232,677	$99,049	$3,797,968
Net transfers of shares between Class B-1 and Class B-2 Stock	1,585	158,499	(1,585)	(158,499)	—	—	—	—	—
Proceeds from sale of capital stock	51	5,125	5,433	543,328	—	—	—	—	548,453
Repurchase/redemption of capital stock	(3,295)	(329,486)	—	—	—	—	—	—	(329,486)
Adjustment to initially apply new credit loss accounting guidance (Note 9)	—	—	—	—	(2,191)	—	(2,191)	—	(2,191)
Comprehensive income (loss)
Net income	—	—	—	—	41,264	10,316	51,580	—	51,580
Other comprehensive income (loss)	—	—	—	—	—	—	—	(350,009)	(350,009)
Dividends on capital stock (b)
Cash	—	—	—	—	(60)	—	(60)	—	(60)
Stock	150	14,967	—	—	(14,967)	—	(14,967)	—	—

BALANCE, MARCH 31, 2020	8,285	$828,539	18,716	$1,871,637	$1,062,579	$204,460	$1,267,039	$(250,960)	$3,716,255

(a) Dividends were paid at annualized rates of 0.15 percent and 1.15 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2021.
(b) Dividends were paid at annualized rates of 1.79 percent and 2.79 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2020.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$47,873	$51,580
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	15,379	2,367
Concessions on consolidated obligations	807	2,902
Premises, equipment and computer software costs	1,328	938
Non-cash interest on mandatorily redeemable capital stock	12	39
Provision (reversal) for mortgage loan losses	(293)	999
Net losses (gains) on other assets carried at fair value	(489)	1,633
Net losses (gains) on trading securities	6,441	(33,099)
Net change in derivative and hedging activities	490,648	(1,005,554)
Decrease (increase) in accrued interest receivable	6,827	(386)
Decrease in other assets	2,485	3,697
Decrease in Affordable Housing Program (AHP) liability	(1,899)	(108)
Increase in accrued interest payable	5,928	7,084
Increase (decrease) in other liabilities	1,764	(6,732)
Total adjustments	528,938	(1,026,220)
Net cash provided by (used in) operating activities	576,811	(974,640)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	228,363	(597,893)
Net decrease in securities purchased under agreements to resell	1,000,000	4,310,000
Net increase in federal funds sold	(3,805,000)	(1,530,000)
Purchases of trading securities	(1,889,831)	(4,259,634)
Proceeds from maturities of trading securities	3,866,650	2,242,375
Proceeds from sales of trading securities	250,000	2,949,620
Proceeds from maturities of available-for-sale securities	68,251	74,287
Proceeds from maturities of held-to-maturity securities	80,688	56,888
Principal collected on advances	244,741,525	115,255,395
Advances made	(238,117,590)	(124,509,159)
Principal collected on mortgage loans held for portfolio	387,848	211,023
Purchases of mortgage loans held for portfolio	(180,399)	(426,891)
Purchases of premises, equipment and computer software	(1,486)	(1,434)
Net cash provided by (used in) investing activities	6,629,019	(6,225,423)

	For the Three Months Ended
	March 31,
	2021	2020
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	376,033	464,976
Net proceeds from (payments on) derivative contracts with financing elements	66,056	(213,295)
Increase in security sold under agreement to repurchase	98,500	—
Net proceeds from issuance of consolidated obligations
Discount notes	7,559,461	53,660,213
Bonds	14,160,891	9,461,366
Debt issuance costs	(419)	(2,436)
Payments for maturing and retiring consolidated obligations
Discount notes	(16,392,237)	(44,033,035)
Bonds	(9,250,825)	(11,159,535)
Proceeds from issuance of capital stock	331,227	548,453
Payments for redemption of mandatorily redeemable capital stock	(7,062)	(399)
Payments for repurchase/redemption of capital stock	(428,210)	(329,486)
Cash dividends paid	(53)	(60)
Net cash provided by (used in) financing activities	(3,486,638)	8,396,762

Net increase in cash and cash equivalents	3,719,192	1,196,699
Cash and cash equivalents at beginning of the period	3,178,281	20,551
Cash and cash equivalents at end of the period	$6,897,473	$1,217,250

Supplemental Disclosures:
Interest paid	$38,388	$288,933
AHP payments, net	$7,218	$5,842
Stock dividends issued	$3,863	$14,967
Right-of-use assets acquired by lease	$—	$714

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
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2020. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021 (the “2020 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2020 10-K.
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

Note 2—Recently Issued Accounting Guidance
Reference Rate Reform. On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity.
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
On January 7, 2021, the FASB issued ASU 2021-01, "Reference Rate Reform" ("ASU 2021-01"), which clarifies that an entity may elect to apply the optional expedients and exceptions in ASU 2020-04 for contract modifications and hedge accounting to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. An entity may elect to apply the amendments in ASU 2021-01 on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date the financial statements are available to be issued. The amendments in ASU 2021-01 do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, or existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022).
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
The Bank has elected to apply the TDR relief provided by the CARES Act (as extended by the CAA). Accordingly, all modifications meeting the provisions of the CARES Act will be excluded from TDR classification, accounting and disclosure. Loan modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification under the Bank’s existing accounting practices. Through March 31, 2021, the Bank did not have a significant number of qualifying loan modifications and, therefore, the election to apply the TDR relief provisions of the CARES Act has thus far not had a material impact on the Bank's financial condition, results of operations or disclosures.

Note 3—Trading Securities
Trading securities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
U.S. Treasury Bills	$1,791,820	$3,316,241
U.S. Treasury Notes	974,999	1,985,227
Total	$2,766,819	$5,301,468
Included in the table above are U.S. Treasury Bills that were purchased but which had not yet settled as of December 31, 2020. The aggregate amount due of $299,921,000 is included in other liabilities on the statement of condition at that date.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of March 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$430,736	$5,276	$—	$436,012
GSE obligations	4,797,550	96,716	3,208	4,891,058
Other	45,433	175	—	45,608
	5,273,719	102,167	3,208	5,372,678
GSE commercial MBS	10,710,744	230,544	992	10,940,296
Total	$15,984,463	$332,711	$4,200	$16,312,974

Available-for-sale securities as of December 31, 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$437,351	$4,100	$—	$441,451
GSE obligations	4,950,604	84,538	3,209	5,031,933
Other	45,706	214	—	45,920
	5,433,661	88,852	3,209	5,519,304
GSE commercial MBS	11,181,740	103,934	17,216	11,268,458
Total	$16,615,401	$192,786	$20,425	$16,787,762
In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $60,865,000 and $62,056,000 at March 31, 2021 and December 31, 2020, respectively.
Other debentures are comprised of securities issued by the Private Export Funding Corporation. These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government.
The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of March 31, 2021. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	$—	$—	$131,439	$3,208	$131,439	$3,208
GSE commercial MBS	20,614	442	13,293	550	33,907	992
Total	$20,614	$442	$144,732	$3,758	$165,346	$4,200

The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of December 31, 2020. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	$120,876	$1,492	$51,151	$1,717	$172,027	$3,209
GSE commercial MBS	262,908	2,240	2,502,312	14,976	2,765,220	17,216
Total	$383,784	$3,732	$2,553,463	$16,693	$2,937,247	$20,425

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2021 and December 31, 2020 are presented below (in thousands).

	March 31, 2021		December 31, 2020
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$1,008,466	$1,011,377	$312,237	$313,167
Due after one year through five years	2,788,229	2,837,308	3,488,066	3,530,155
Due after five years through ten years	1,477,024	1,523,993	1,617,134	1,658,599
Due after ten years	—	—	16,224	17,383
	5,273,719	5,372,678	5,433,661	5,519,304
GSE commercial MBS	10,710,744	10,940,296	11,181,740	11,268,458
Total	$15,984,463	$16,312,974	$16,615,401	$16,787,762
Interest Rate Payment Terms. At March 31, 2021 and December 31, 2020, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2021 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$3,620	$—	$3,620	$6	$—	$3,626
State housing agency obligations	109,752	—	109,752	255	392	109,615
	113,372	—	113,372	261	392	113,241
Mortgage-backed securities
GSE residential MBS	663,702	—	663,702	4,439	44	668,097
Non-agency residential MBS	46,091	5,889	40,202	9,032	627	48,607
	709,793	5,889	703,904	13,471	671	716,704
Total	$823,165	$5,889	$817,276	$13,732	$1,063	$829,945

Held-to-maturity securities as of December 31, 2020 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$4,119	$—	$4,119	$5	$—	$4,124
State housing agency obligations	109,698	—	109,698	228	438	109,488
	113,817	—	113,817	233	438	113,612
Mortgage-backed securities
GSE residential MBS	740,108	—	740,108	4,213	148	744,173
Non-agency residential MBS	49,703	6,402	43,301	8,476	932	50,845
	789,811	6,402	783,409	12,689	1,080	795,018
Total	$903,628	$6,402	$897,226	$12,922	$1,518	$908,630

In the tables above, amortized cost includes premiums, discounts and the credit portion of other-than-temporary impairments ("OTTI") recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $204,000 and $235,000 at March 31, 2021 and December 31, 2020, respectively.

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2021 and December 31, 2020 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	March 31, 2021			December 31, 2020
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$1,000	$1,000	$1,000	$—	$—	$—
Due after one year through five years	2,620	2,620	2,626	4,119	4,119	4,124
Due after five years through ten years	35,000	35,000	34,608	35,000	35,000	34,562
Due after ten years	74,752	74,752	75,007	74,698	74,698	74,926
	113,372	113,372	113,241	113,817	113,817	113,612
Mortgage-backed securities	709,793	703,904	716,704	789,811	783,409	795,018
Total	$823,165	$817,276	$829,945	$903,628	$897,226	$908,630
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $1,262,000 and $1,338,000 at March 31, 2021 and December 31, 2020, respectively.

Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Amortized cost of variable-rate held-to-maturity securities other than MBS	$113,372	$113,817
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	12	19
Collateralized mortgage obligations
Fixed-rate	6	11
Variable-rate	709,775	789,781
	709,793	789,811
Total	$823,165	$903,628
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2020 or the three months ended March 31, 2021.

Note 6—Advances
     Redemption Terms. At March 31, 2021 and December 31, 2020, the Bank had advances outstanding at interest rates ranging from 0.05 percent to 8.27 percent and 0.06 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	March 31, 2021		December 31, 2020
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$5	0.18%	$6	0.20%
Due in one year or less	7,919,862	0.40	11,341,900	0.47
Due after one year through two years	1,090,041	1.95	1,123,710	1.98
Due after two years through three years	1,213,391	1.89	1,145,383	1.77
Due after three years through four years	1,518,009	1.28	1,310,258	1.67
Due after four years through five years	1,147,111	0.74	1,626,621	0.86
Due after five years	12,402,596	0.87	15,367,071	0.77
Total par value	25,291,015	0.84%	31,914,949	0.79%

Deferred net prepayment fees	(6,799)		(7,168)
Commitment fees	(45)		(91)
Hedging adjustments	337,108		571,254
Total	$25,621,279		$32,478,944
Advances presented in the table above exclude accrued interest of $17,939,000 and $21,131,000 at March 31, 2021 and December 31, 2020, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At March 31, 2021 and December 31, 2020, the Bank had aggregate prepayable and callable advances totaling $5,778,717,000 and $8,688,158,000, respectively.

The following table summarizes advances outstanding at March 31, 2021 and December 31, 2020, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2021	December 31, 2020
Overdrawn demand deposit accounts	$5	$6
Due in one year or less	13,517,576	19,845,878
Due after one year through two years	1,010,359	1,037,233
Due after two years through three years	1,152,253	1,113,822
Due after three years through four years	1,059,681	966,200
Due after four years through five years	492,156	837,869
Due after five years	8,058,985	8,113,941
Total par value	$25,291,015	$31,914,949

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At both March 31, 2021 and December 31, 2020, the Bank had putable advances outstanding totaling $7,495,800,000.

The following table summarizes advances outstanding at March 31, 2021 and December 31, 2020, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2021	December 31, 2020
Overdrawn demand deposit accounts	$5	$6
Due in one year or less	15,235,662	18,172,700
Due after one year through two years	1,195,041	1,678,710
Due after two years through three years	1,256,191	1,229,183
Due after three years through four years	1,425,009	1,266,258
Due after four years through five years	1,147,111	1,571,621
Due after five years	5,031,996	7,996,471
Total par value	$25,291,015	$31,914,949

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Fixed-rate
Due in one year or less	$7,726,993	$11,131,901
Due after one year	11,669,927	11,961,692
Total fixed-rate	19,396,920	23,093,593
Variable-rate
Due in one year or less	192,874	210,005
Due after one year	5,701,221	8,611,351
Total variable-rate	5,894,095	8,821,356
Total par value	$25,291,015	$31,914,949

At March 31, 2021 and December 31, 2020, 56 percent and 57 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended March 31, 2021 and 2020, gross advance prepayment fees received from members/borrowers were $2,424,000 and $1,972,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances during the three months ended March 31, 2021 or 2020.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of March 31, 2021 and December 31, 2020 for mortgage loans held for portfolio (in thousands):

	March 31, 2021	December 31, 2020
Fixed-rate medium-term* single-family mortgages	$108,269	$98,957
Fixed-rate long-term single-family mortgages	3,032,223	3,252,276
Premiums	62,115	66,008
Discounts	(1,150)	(1,267)
Deferred net derivative gains associated with mortgage delivery commitments	8,965	10,637
Total mortgage loans held for portfolio	3,210,422	3,426,611
Less: allowance for credit losses on mortgage loans	(3,632)	(3,925)
Total mortgage loans held for portfolio, net of allowance for credit losses	$3,206,790	$3,422,686
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $15,651,000 and $16,765,000 at March 31, 2021 and December 31, 2020, respectively.
The unpaid principal balance of mortgage loans held for portfolio at March 31, 2021 and December 31, 2020 was comprised of conventional loans totaling $3,130,299,000 and $3,340,535,000, respectively, and government-guaranteed/insured loans totaling $10,193,000 and $10,698,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Advances	$17,939	$21,131
Investment securities
Trading	4,797	6,078
Available-for-sale	60,865	62,056
Held-to-maturity	204	235
Mortgage loans held for portfolio	15,651	16,765
Interest-bearing deposits	42	51
Securities purchased under agreements to resell	—	3
Federal funds sold	7	3
Total	$99,505	$106,322

Note 9—Allowance for Credit Losses
On January 1, 2020, the Bank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments. This guidance replaced the previous incurred loss methodology with an expected credit loss methodology. In conjunction with the adoption of this guidance, the Bank recorded (on January 1, 2020) a cumulative effect adjustment to retained earnings of $2,191,000 and a corresponding increase in the allowance for credit losses on mortgage loans held for portfolio.
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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities sold under agreements to repurchase. These investments provide short-term liquidity and are carried at amortized cost. At March 31, 2021, all investments in Federal Funds sold and interest-bearing deposits were repaid according to the contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at March 31, 2021.
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
At March 31, 2021, the gross unrealized losses on the Bank’s available-for-sale securities were $4,200,000, all of which related to securities that are issued and guaranteed by GSEs. At March 31, 2021, the gross unrealized losses on the Bank’s held-to-maturity securities (computed as the difference between the amortized cost and the fair value of the securities) were $1,614,000, of which $1,178,000 was attributable to its holdings of non-agency (i.e., private-label) residential MBS ("RMBS"), $392,000 was attributable to a security issued by a state housing agency and $44,000 was attributable to MBS that are issued and guaranteed by GSEs. At that same date, there were no unrealized losses on any of the Bank's holdings of U.S. government-guaranteed debentures.
Government-Guaranteed and GSE Investments. As of March 31, 2021, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE commercial MBS ("CMBS") and GSE RMBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through March 31, 2021, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at March 31, 2021 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at March 31, 2021.
State Housing Agency Debentures. As of March 31, 2021, the Bank's holdings of state housing agency bonds are rated triple-A by both Moody's and S&P. The Bank has not experienced any defaults on its state housing agency debentures, nor does it expect to experience any defaults on these securities. Based upon the Bank's assessment of the creditworthiness of the state housing agency and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of state housing agency debentures will not be less than the amortized cost basis of these investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider an allowance for credit losses on its state housing debentures to be necessary at March 31, 2021.
Non-Agency RMBS. As of March 31, 2021, 5 of the Bank's non-agency RMBS with an aggregate amortized cost of $9,362,000 were rated investment grade (i.e., triple-B or higher by Moody's and/or S&P), 16 non-agency RMBS with an aggregate amortized cost of $36,684,000 were rated below investment grade and 1 non-agency RMBS with an amortized cost of $45,000 was unrated. In periods prior to 2017, 15 of the non-agency RMBS that were rated below investment grade at March 31, 2021 had been determined to be other-than-temporarily impaired. At March 31, 2021 and December 31, 2020, the amortized cost of the Bank's non-agency RMBS included credit losses of $6,256,000 and $6,293,000, respectively, on these previously impaired securities.
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
At March 31, 2021, the Bank considered the potential impact that recent changes in economic and housing market conditions could have on the collectibility of these securities relative to the assumptions underlying its evaluation as of December 31, 2020 to determine whether it expected to incur any additional credit losses on these securities. Based on that evaluation, the payment status of the securities and the considerations regarding the potential impact that recent changes in economic and housing market conditions could have on the securities' cash flows, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, no allowance for credit losses on the Bank's non-agency RMBS was deemed to be necessary at March 31, 2021.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at March 31, 2021.
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

On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2021 or December 31, 2020.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At March 31, 2021 and December 31, 2020, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2021 and December 31, 2020, the Bank did not have any advances that were past due or on nonaccrual status. There have been no troubled debt restructurings related to advances.
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
 Mortgage Loans — Government-guaranteed or government-insured. The Bank’s government-guaranteed or government-insured fixed-rate mortgage loans are guaranteed or insured by the Federal Housing Administration or the Department of Veterans Affairs and were acquired through the MPF program (as more fully described in the Bank’s 2020 10-K) in periods prior to 2004. Any losses from these loans are expected to be recovered from those entities. Any losses from these loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed or government-insured mortgage loans. Government-guaranteed or government-insured loans are not placed on nonaccrual status.
Mortgage Loans — Conventional Mortgage Loans. The Bank’s conventional mortgage loans have also been acquired through the MPF program. The allowance for credit losses on conventional mortgage loans is determined by an analysis that includes consideration of various data such as past performance, current performance, projected performance, loan portfolio characteristics, collateral-related characteristics, prevailing economic conditions and reasonable and supportable forecasts of expected economic conditions. The allowance for credit losses on conventional mortgage loans also factors in the credit enhancement under the MPF program. The Bank does not record an allowance for credit losses that are expected to be recovered from the credit enhancements.
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At March 31, 2021 and December 31, 2020, interest payments received on non-accrual loans and recorded as a reduction of principal totaled $2,371,000 and $1,555,000, respectively.
Collateral-dependent mortgage loans that are 90 days or more past due are evaluated for credit losses an individual basis based on the fair value of the underlying mortgaged property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment.
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
As discussed in Note 2, the CARES Act provides temporary relief from the accounting and reporting requirements for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR. Eligible mortgage loans that are current under the modified terms of the loan agreements are returned to accrual status as long as the Bank expects repayment of the remaining contractual principal and interest. As of March 31, 2021, the Bank had entered into a limited number of qualifying loan modifications.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at March 31, 2021 and December 31, 2020 (dollars in thousands).

	March 31, 2021
	Conventional Loans Originated Prior to 2017	Conventional Loans Originated in 2017-2021	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$631	$30,758	$31,389	$579	$31,968
60-89 days delinquent	266	8,153	8,419	160	8,579
90 days or more delinquent	2,203	79,978	82,181	323	82,504
Total past due	3,100	118,889	121,989	1,062	123,051
Total current loans	34,801	3,043,400	3,078,201	9,170	3,087,371
Total mortgage loans	$37,901	$3,162,289	$3,200,190	$10,232	$3,210,422

	December 31, 2020
	Conventional Loans Originated Prior to 2004	Conventional Loans Originated in 2016-2020	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$113	$26,500	$26,613	$459	$27,072
60-89 days delinquent	21	10,693	10,714	49	10,763
90 days or more delinquent	274	97,085	97,359	239	97,598
Total past due	408	134,278	134,686	747	135,433
Total current loans	7,746	3,273,438	3,281,184	9,994	3,291,178
Total mortgage loans	$8,154	$3,407,716	$3,415,870	$10,741	$3,426,611
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at March 31, 2021 and December 31, 2020 (dollars in thousands).

	March 31, 2021			December 31, 2020
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$1,010	$63	$1,073	$1,381	$64	$1,445
Serious delinquency rate (2)	2.6%	3.2%	2.6%	2.9%	2.2%	2.8%
Past due 90 days or more and still accruing interest (3)	$—	$323	$323	$—	$239	$239
Nonaccrual loans (4)	$104,293	$—	$104,293	$117,958	$—	$117,958
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at March 31, 2021.

As of March 31, 2021, approximately $70,320,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $4,090,000 were 30 to 59 days past due, $4,357,000 were 60 to 89 days past due, and $61,873,000 were 90 days or more past due and in nonaccrual status. As of December 31, 2020, approximately $90,354,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $6,615,000 were 30 to 59 days past due, $6,724,000 were 60 to 89 days past due, and $77,015,000 were 90 days or more past due and in nonaccrual status. At March 31, 2021 and December 31, 2020, the Bank’s other assets included $504,000 and $300,000, respectively, of real estate owned.
The Bank individually reviews each seriously delinquent mortgage loan and each TDR for credit losses. At March 31, 2021 and December 31, 2020, the Bank did not have any TDRs related to mortgage loans. At these dates, the estimated value of the collateral securing each seriously delinquent loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the seriously delinquent mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions (taking into account the forecasted impact of the COVID-19 pandemic) and expected recoveries from credit enhancements, the Bank determined that an allowance for credit losses of $3,632,000 was adequate to reserve for expected credit losses in its conventional mortgage loan portfolio at March 31, 2021.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Balance, beginning of period	$3,925	$1,149
Adjustment to initially apply new credit loss accounting guidance	—	2,191
Provision (reversal) for credit losses	(293)	999
Balance, end of period	$3,632	$4,339

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $696 billion and $747 billion at March 31, 2021 and December 31, 2020, respectively. The Bank was the primary obligor on $55.2 billion and $59.2 billion (at par value), respectively, of these consolidated obligations.

 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2021 and December 31, 2020 (in thousands, at par value).

	March 31, 2021	December 31, 2020
Fixed-rate	$19,260,825	$11,492,355
Variable-rate
SOFR-indexed	20,419,625	24,419,625
LIBOR-indexed	500,000	1,000,000
Step-up	1,716,000	75,000
Total par value	$41,896,450	$36,986,980

At March 31, 2021 and December 31, 2020, 95 percent and 40 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2021 and December 31, 2020, by contractual maturity (dollars in thousands):

	March 31, 2021		December 31, 2020
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$14,872,320	0.38%	$21,392,110	0.37%
Due after one year through two years	10,465,365	0.47	12,236,725	0.46
Due after two years through three years	3,371,810	1.14	1,419,695	2.25
Due after three years through four years	1,780,390	1.03	799,975	1.99
Due after four years through five years	5,859,565	0.74	513,475	1.44
Due after five years	5,547,000	1.29	625,000	1.74
Total par value	41,896,450	0.66%	36,986,980	0.55%

Premiums	1,186		620
Discounts	(369)		(366)
Debt issuance costs	(2,495)		(2,882)
Hedging adjustments	(117,988)		128,369
Total	$41,776,784		$37,112,721

At March 31, 2021 and December 31, 2020, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2021	December 31, 2020
Non-callable bonds	$26,205,155	$34,861,980
Callable bonds	15,691,295	2,125,000
Total par value	$41,896,450	$36,986,980

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2021 and December 31, 2020, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2021	December 31, 2020
Due in one year or less	$29,858,615	$23,302,110
Due after one year through two years	10,395,365	11,751,725
Due after two years through three years	1,171,015	1,374,695
Due after three years through four years	423,390	459,975
Due after four years through five years	48,065	98,475
Total par value	$41,896,450	$36,986,980

     Discount Notes. At March 31, 2021 and December 31, 2020, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2021	$13,336,683	$13,338,089	0.07%

December 31, 2020	$22,171,296	$22,175,690	0.09%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$63,153	$57,247
AHP assessment	5,319	5,734
Grants funded, net of recaptured amounts	(7,218)	(5,842)
Balance, end of period	$61,254	$57,139

Note 12—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives, securities purchased under agreements to resell and securities sold under agreements to repurchase that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any assets that were eligible to offset its security sold under agreement to repurchase (i.e., securities purchased under agreements to resell) as of March 31, 2021 or liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2020.
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

The following table presents derivative instruments, securities sold under agreements to repurchase and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of March 31, 2021 and December 31, 2020 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
March 31, 2021

Assets

Derivatives
Bilateral derivatives	$37,532	$(29,283)	$8,249	$(5,911)	(2)	$2,338
Cleared derivatives	35,780	1,496	37,276	—		37,276
Total assets	$73,312	$(27,787)	$45,525	$(5,911)		$39,614

Liabilities

Derivatives
Bilateral derivatives	$506,310	$(439,304)	$67,006	$—		$67,006
Cleared derivatives	6,778	(6,778)	—	—	(3)	—
Total derivatives	513,088	(446,082)	67,006	—		67,006
Security sold under agreement to repurchase	98,500	—	98,500	(98,015)		485
Total liabilities	$611,588	$(446,082)	$165,506	$(98,015)		$67,491

December 31, 2020

Assets

Derivatives
Bilateral derivatives	$31,103	$(23,128)	$7,975	$(7,550)	(2)	$425
Cleared derivatives	6,866	(6,866)	—	—		—
Total derivatives	37,969	(29,994)	7,975	(7,550)		425
Securities purchased under agreements to resell	1,000,000	—	1,000,000	(1,000,000)		—
Total assets	$1,037,969	$(29,994)	$1,007,975	$(1,007,550)		$425

Liabilities

Derivatives
Bilateral derivatives	$490,387	$(478,935)	$11,452	$—		$11,452
Cleared derivatives	20,472	(6,875)	13,597	(13,597)	(4)	—
Total liabilities	$510,859	$(485,810)	$25,049	$(13,597)		$11,452
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties.
(3)The Bank had pledged securities with an aggregate fair value of $639,290,000 at March 31, 2021 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.
(4)Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with an aggregate fair value of $723,903,000 at December 31, 2020 to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

Note 13—Derivatives and Hedging Activities
     Hedging Activities. As a financial intermediary, the Bank is exposed to interest rate risk. This risk arises from a variety of financial instruments that the Bank enters into on a regular basis in the normal course of its business. The Bank enters into interest rate swap, swaption and cap agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. In addition, the Bank may use these instruments to hedge the variable cash flows associated with forecasted transactions. The Bank has not entered into any credit default swaps or foreign exchange-related derivatives.
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
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank entered into interest rate cap agreements, only one of which remained outstanding at March 31, 2021. These derivatives are treated as economic hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at March 31, 2021 and December 31, 2020 (in thousands).

	March 31, 2021			December 31, 2020
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps
Advances (1)	$10,664,719	$2,679	$273,770	$13,040,960	$80	$460,394
Available-for-sale securities (1)	15,122,792	29,075	21,462	15,190,599	4,536	36,737
Consolidated obligation bonds (1)	19,757,395	11,011	209,016	4,642,925	17,405	1,534
Consolidated obligation discount notes (2)	1,066,000	2,502	—	1,066,000	—	1,057
Total derivatives designated as hedging instruments under ASC 815	46,610,906	45,267	504,248	33,940,484	22,021	499,722
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps
Advances	255,000	—	3,872	380,000	1	7,580
Available-for-sale securities	3,120	4	—	3,126	—	3
Mortgage loans held for portfolio	221,800	—	491	318,350	174	240
Consolidated obligation bonds	80,000	—	466	—	—	—
Trading securities	550,000	—	10	1,150,000	5	17
Intermediary transactions	126,190	5,939	2,206	126,362	7,410	2,799
Other	1,425,000	685	1,646	1,425,000	841	497
Interest rate swaptions related to mortgage loans held for portfolio	1,050,000	21,416	—	1,280,000	7,376	—
Mortgage delivery commitments	30,396	—	148	21,569	140	—
Interest rate caps
Held-to-maturity securities	250,000	—	—	250,000	—	—
Intermediary transactions	80,000	1	1	80,000	1	1
Total derivatives not designated as hedging instruments under ASC 815	4,071,506	28,045	8,840	5,034,407	15,948	11,137
Total derivatives before collateral and netting adjustments	$50,682,412	73,312	513,088	$38,974,891	37,969	510,859

Cash collateral and related accrued interest		(14,909)	(424,930)		(9,798)	(465,606)
Cash received or remitted in excess of variation margin requirements		8,274	—		8	—
Netting adjustments		(21,152)	(21,152)		(20,204)	(20,204)
Total collateral and netting adjustments (3)		(27,787)	(446,082)		(29,994)	(485,810)
Net derivative balances reported in statements of condition		$45,525	$67,006		$7,975	$25,049
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three months ended March 31, 2021 and 2020 (in thousands).

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended March 31, 2021

Total amount of the financial statement line item	$33,344	$50,794	$(23,630)	$(9,342)	$212,072

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$208,688	$502,748	$(215,628)	$—	$—
Hedged items	(233,999)	(555,041)	246,358	—	—
Net gains (losses) on fair value hedging relationships	$(25,311)	$(52,293)	$30,730	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(5,457)	$5,457
Recognized in OCI	—	—	—	—	49,964
Net losses on cash flow hedging relationships	$—	$—	$—	$(5,457)	$55,421

Three Months Ended March 31, 2020

Total amount of the financial statement line item	$160,913	$64,965	$(153,944)	$(114,782)	$(350,009)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(543,767)	$(1,125,969)	$150,663	$—	$—
Hedged items	550,765	1,081,351	(138,260)	—	—
Net gains (losses) on fair value hedging relationships	$6,998	$(44,618)	$12,403	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(1,016)	$1,016
Recognized in OCI	—	—	—	—	(95,733)
Net losses on cash flow hedging relationships	$—	$—	$—	$(1,016)	$(94,717)

For the three months ended March 31, 2021 and 2020, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At March 31, 2021, $21,956,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 8.8 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of March 31, 2021 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
March 31, 2021
Advances	$11,011,427	$331,506	$5,602	$337,108
Available-for-sale securities	15,984,463	741,780	(955)	740,825
Consolidated obligation bonds	(18,019,017)	119,043	(1,055)	117,988

December 31, 2020
Advances	$13,621,492	$567,408	$3,846	$571,254
Available-for-sale securities	16,615,401	1,296,845	(980)	1,295,865
Consolidated obligation bonds	(5,244,262)	(127,192)	(1,178)	(128,370)
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three months ended March 31, 2021 and 2020 (in thousands).

	Gain (Loss) Recognized in
	Other Income (Loss) for the
	Three Months Ended March 31,
	2021	2020
Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	$(16,076)	$(7,066)
Net interest expense on interest rate swaps	(716)	(2,884)
Interest rate swaptions	17,274	6,826
Interest rate caps	—	2
Mortgage delivery commitments	(1,182)	2,385
Total net loss related to derivatives not designated as hedging instruments under ASC 815	(700)	(737)
Price alignment amount on variation margin for daily settled derivative contracts(1)	—	20
Net losses on derivatives and hedging activities reported in other income (loss)	$(700)	$(717)
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

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. Approximately one-half of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of March 31, 2021, the notional balance of cleared transactions outstanding totaled $24.5 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of March 31, 2021, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $26.0 billion and $0.2 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 14—Capital
At all times during the three months ended March 31, 2021, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,043,235	$3,467,273	$1,006,191	$3,523,489
Total capital	$2,444,551	$3,467,273	$2,596,501	$3,523,489
Total capital-to-assets ratio	4.00%	5.67%	4.00%	5.43%
Leverage capital	$3,055,689	$5,200,910	$3,245,626	$5,285,234
Leverage capital-to-assets ratio	5.00%	8.51%	5.00%	8.14%
Beginning in February 2020, the Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the applicable month ends in 2021 and 2020.
Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2020, subject to a minimum of $1,000 and a maximum of $7,000,000. Through March 31, 2021, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below.
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
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement has been reduced from 4.1 percent to 2.0 percent for advances that: (1) are funded during the period from April 19, 2021 through December 31, 2021 and (2) have a maturity of 32 days or greater. For advances that were funded on or prior to April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement can be applied is $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during the period from April 1, 2020 through December 31, 2021.
On April 19, 2021, the Bank implemented an amendment to its Capital Plan. The amended Capital Plan provides for the imposition of an activity-based investment requirement ranging from 0.10 percent to 2.0 percent of members' outstanding letters of credit (the "LC Percentage"), as specified from time to time by the Bank's Board of Directors. The Board of Directors has established an LC Percentage of 0.10 percent which applies only to letters of credit that are issued or renewed on and after April

19, 2021. The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose include amendments that extend the expiration date of the letter of credit.
The Bank generally repurchases surplus stock quarterly. For the repurchase that occurred during the three months ended March 31, 2021, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 29, 2021, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 29, 2021, the Bank repurchased surplus stock totaling $56,889,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 29, 2021, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $7,008,000.

Note 15—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and limited life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Service cost	$10	$9
Interest cost	5	5
Amortization of prior service cost	5	5
Amortization of net actuarial gain	(17)	(20)
Net periodic benefit cost (credit)	$3	$(1)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the three months ended March 31, 2021 and 2020, the Bank did not reclassify any fair value measurements.

The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2021 and December 31, 2020. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of March 31, 2021 and December 31, 2020, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2021 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$6,897,473	$6,897,473	$6,897,473	$—		$—		$—
Interest-bearing deposits	570,223	570,223	—	570,223		—		—
Federal funds sold	4,720,000	4,720,000	—	4,720,000		—		—
Trading securities (1)	2,766,819	2,766,819	—	2,766,819		—		—
Available-for-sale securities (1)	16,312,974	16,312,974	—	16,312,974		—		—
Held-to-maturity securities	817,276	829,945	—	781,338	(2)	48,607	(3)	—
Advances	25,621,279	25,717,711	—	25,717,711		—		—
Mortgage loans held for portfolio, net	3,206,790	3,267,259	—	3,267,259		—		—
Accrued interest receivable	99,505	99,505	—	99,505		—		—
Derivative assets (1)	45,525	45,525	—	73,312		—		(27,787)
Other assets held at fair value (1)	15,434	15,434	15,434	—		—		—

Liabilities:
Deposits	1,952,723	1,952,725	—	1,952,725		—		—
Consolidated obligations
Discount notes	13,336,683	13,337,324	—	13,337,324		—		—
Bonds	41,776,784	41,830,269	—	41,830,269		—		—
Mandatorily redeemable capital stock	6,811	6,811	6,811	—		—		—
Security sold under agreement to repurchase	98,500	98,500	—	98,500		—		—
Accrued interest payable	47,967	47,967	—	47,967		—		—
Derivative liabilities (1)	67,006	67,006	—	513,088		—		(446,082)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of March 31, 2021.
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
Note 17—Commitments and Contingencies

Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At March 31, 2021, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $641 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At March 31, 2021 and December 31, 2020, the Bank had commitments to make additional advances totaling approximately $9,519,000 and $7,161,000, respectively. In addition, outstanding standby letters of credit totaled $22,638,251,000 and $22,402,688,000 at March 31, 2021 and December 31, 2020, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At March 31, 2021 and December 31, 2020, the Bank had outstanding standby bond purchase agreements totaling $961,161,000 and $709,300,000, respectively. At March 31, 2021, standby bond purchase agreements totaling $175,428,000, $231,095,000, $49,796,000, $251,349,000, and $253,493,000 expire in 2022, 2023, 2024, 2025 and 2026, respectively. The Bank was not required to purchase any bonds under these agreements during the three months ended March 31, 2021 or the year ended December 31, 2020.
At March 31, 2021 and December 31, 2020, the Bank had commitments to purchase conventional mortgage loans totaling $30,396,000 and $21,569,000, respectively, from certain of its members that participate in the MPF program.
At March 31, 2021, the Bank had commitments to issue $2,094,000,000 (par value) of consolidated obligation bonds, all of which were hedged with interest rate swaps. The Bank did not have any commitments to issue consolidated obligation bonds at December 31, 2020. In addition, at December 31, 2020, the Bank had commitments to issue $521,760,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at March 31, 2021.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of March 31, 2021 and December 31, 2020, the Bank had pledged cash collateral of $426,721,000 and $466,068,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of March 31, 2021 and December 31, 2020, the Bank had pledged securities with carrying values (and fair values) of $639,290,000 and $737,500,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition. As of March 31, 2021, the Bank had also sold one security with a carrying value (and fair value) of $98,015,000 under an agreement to repurchase. The pledged security may be rehypothecated.
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.

Note 18— Transactions with Shareholders
An affiliate of one of the Bank’s derivative counterparties (Wells Fargo) acquired a member institution on October 1, 2006. Since the acquisition was completed, the Bank has continued to enter into interest rate exchange agreements with Wells Fargo in the normal course of business and under the same terms and conditions as before. In addition, the Bank maintains interest-bearing deposits with an affiliate of Wells Fargo.

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the three months ended March 31, 2021 or 2020.
During the three months ended March 31, 2021 and 2020, interest expense on borrowings from other FHLBanks totaled $22 and $442, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2021 and 2020 (in thousands).

	Three Months Ended March 31,
	2021	2020
Balance at January 1,	$—	$—
Borrowings from FHLBank of Indianapolis	10,000	10,000
Repayments to FHLBank of Indianapolis	(10,000)	(10,000)
Balance at March 31,	$—	$—

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three months ended March 31, 2021 and 2020 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended March 31, 2021
Balance at January 1, 2021	$172,361	$(119,602)	$(6,402)	$903	$47,260
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	5,457	—	—	5,457
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(12)	(12)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	156,150	—	—	—	156,150
Unrealized gains on cash flow hedges	—	49,964	—	—	49,964
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	513	—	513
Total other comprehensive income (loss)	156,150	55,421	513	(12)	212,072
Balance at March 31, 2021	$328,511	$(64,181)	$(5,889)	$891	$259,332

Three Months Ended March 31, 2020
Balance at January 1, 2020	$144,833	$(38,194)	$(8,640)	$1,050	$99,049
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	1,016	—	—	1,016
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(15)	(15)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(255,748)	—	—	—	(255,748)
Unrealized losses on cash flow hedges	—	(95,733)	—	—	(95,733)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	471	—	471
Total other comprehensive income (loss)	(255,748)	(94,717)	471	(15)	(350,009)
Balance at March 31, 2020	$(110,915)	$(132,911)	$(8,169)	$1,035	$(250,960)
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, changes in the financial health of the Bank’s members or non-member borrowers and the ongoing effects from the COVID-19 pandemic. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means (including, but not limited to, the availability of other sources of liquidity resulting from various U.S. government programs that have been established in response to the COVID-19 crisis) or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 (the “2020 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of March 31, 2021, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2021 and December 31, 2020.

MEMBERSHIP SUMMARY
	March 31, 2021	December 31, 2020
Commercial banks	556	557
Savings institutions	54	55
Credit unions	127	127
Insurance companies	52	52
Community Development Financial Institutions	7	7
Total members	796	798
Housing associates	8	8
Non-member borrowers	3	3
Total	807	809
Community Financial Institutions (“CFIs”) (1)	535	537
_____________________________
(1)The figures shown reflect the number of institutions that were Community Financial Institutions as of March 31, 2021 and December 31, 2020 based upon the definitions of Community Financial Institutions that applied as of those dates.
For 2021, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2020, 2019 and 2018 of less than $1.239 billion. For 2020, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2019, 2018 and 2017 of less than $1.224 billion.
Financial Market Conditions
During the first quarter of 2021, economic growth in the United States continued to recover from the negative impact of the novel coronavirus known as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020. During 2020, COVID-19 caused significant economic and financial turmoil both in the U.S. and around the world. Although vaccinations are progressing, it is not possible at this time to estimate how long it will take to halt the spread of the virus. Many businesses in the Bank's district and across the U.S. were forced to shut down operations during 2020 in an attempt to slow the spread of the virus. Many of these previously closed businesses have now reopened while others have increased capacity, in many cases with restrictions. The extent to which the COVID-19 pandemic affects the Bank's business will depend on many factors that remain uncertain and difficult to predict including, but not limited to, the duration, spread and severity of the pandemic; fiscal or monetary stimulus; the actions taken to contain the pandemic; and how quickly and to what extent normal economic and operating conditions can resume.
The gross domestic product increased at an annual rate of 6.4 percent during the first quarter of 2021, after increasing at an annual rate of 4.3 percent during the fourth quarter of 2020 and decreasing at an annual rate of 3.5 percent during 2020. The increases in the gross domestic product during the first quarter of 2021 and the fourth quarter of 2020 reflected continued efforts to reopen businesses and resume activities that had been postponed or restricted due to COVID-19. The nationwide unemployment rate decreased from 6.7 percent at December 31, 2020 to 6.0 percent at March 31, 2021, reflecting the improvement in economic activity since the beginning of the pandemic.
In an unscheduled meeting on March 15, 2020, the Federal Open Market Committee ("FOMC") lowered its target for the federal funds rate by 100 basis points to a range between 0 percent and 0.25 percent, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. Earlier in that same month in another unscheduled meeting, the FOMC had lowered its target for the federal funds rate by 50 basis points, to a range between 1.00 percent and 1.25 percent. The FOMC maintained the target for the federal funds rate at a range between 0 percent and 0.25 percent throughout the remainder of 2020 and the first quarter of 2021. At its scheduled meeting on April 28/29, 2021, the FOMC maintained the target for the federal funds rate at that range and stated that it expects to maintain this target range until labor market conditions have reached levels consistent with the FOMC’s assessments of maximum employment and inflation has risen to two percent and is on track to moderately exceed two percent for some time.
In 2020, in response to the instability caused by the COVID-19 pandemic, the FOMC stated that, to support the smooth functioning of markets for Treasury securities and agency MBS that are central to the flow of credit to households and businesses, it would increase its holdings of Treasury securities by at least $500 billion and its holdings of agency MBS by at least $200 billion and would reinvest all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS. At its scheduled meeting on April 28/29, 2021, the FOMC stated that it will continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency MBS by at least $40 billion per month until substantial further progress has been made toward the FOMC’s maximum employment and price stability goals.
Due to the dramatic increase in volatility across the global capital markets that occurred at the onset of the COVID-19 pandemic, the Federal Reserve also undertook a number of other emergency actions. Notably, the Federal Reserve increased substantially its provision of liquidity to the repo and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs, many of which expired on March 31, 2021.
In the weeks before and after the FOMC's early March 2020 reduction in the federal funds target rate, interest rates declined significantly. The decline in interest rates abated somewhat during the second half of 2020, but interest rates remained low. During the first quarter of 2021, short-term interest rates continued to decline; however, longer term interest rates increased. The following table presents information on various market interest rates at March 31, 2021 and December 31, 2020 and various average market interest rates for the three-month periods ended March 31, 2021 and 2020.

	Ending Rate		Average Rate
	March 31, 2021	December 31, 2020	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Federal Funds Target (1)	0.25%	0.25%	0.25%	1.40%
Average Effective Federal Funds Rate (2)	0.06%	0.09%	0.08%	1.25%
SOFR (1)	0.01%	0.07%	0.04%	1.23%
1-month LIBOR (1)	0.11%	0.14%	0.12%	1.40%
3-month LIBOR (1)	0.19%	0.24%	0.20%	1.53%
2-year LIBOR (1)	0.29%	0.20%	0.22%	1.17%
5-year LIBOR (1)	1.06%	0.43%	0.71%	1.19%
10-year LIBOR (1)	1.78%	0.93%	1.36%	1.34%
3-month U.S. Treasury (1)	0.03%	0.09%	0.05%	1.10%
2-year U.S. Treasury (1)	0.16%	0.13%	0.13%	1.08%
5-year U.S. Treasury (1)	0.92%	0.36%	0.62%	1.14%
10-year U.S. Treasury (1)	1.74%	0.93%	1.34%	1.36%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
Year-to-Date 2021 Summary
•The Bank ended the first quarter of 2021 with total assets of $61.1 billion compared with $64.9 billion at the end of 2020. The $3.8 billion decrease in total assets for the three months ended March 31, 2021 was attributable primarily to decreases in the Bank's advances ($6.9 billion), long-term investments ($0.6 billion) and mortgage loans held for portfolio ($0.2 billion), partially offset by an increase in the Bank's short-term liquidity portfolio ($3.8 billion).
•Total advances decreased from $32.5 billion at December 31, 2020 to $25.6 billion at March 31, 2021.
•Mortgage loans held for portfolio decreased from $3.4 billion at December 31, 2020 to $3.2 billion at March 31, 2021.
•The Bank’s net income for the three months ended March 31, 2021 was $47.9 million, as compared to $51.6 million during the corresponding period in 2020. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 57 of this report.
•At all times during the first three months of 2021, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $1.452 billion at March 31, 2021 from $1.408 billion at December 31, 2020. Retained earnings was 2.4 percent and 2.2 percent of total assets at March 31, 2021 and December 31, 2020, respectively.
•During the first three months of 2021, the Bank paid dividends totaling $3.9 million. The Bank’s first quarter 2021 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.15 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2020) and 1.15 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2020 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	First Quarter 2021	2020
		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$25,621,279	$32,478,944	$34,292,478	$38,642,663	$46,922,518
Investments (1)	25,187,292	25,660,696	28,049,888	32,000,053	31,034,986
Mortgage loans held for portfolio	3,210,422	3,426,611	3,711,099	4,024,500	4,286,519
Allowance for credit losses on mortgage loans	3,632	3,925	5,755	4,892	4,339
Total assets	61,113,776	64,912,526	66,295,853	74,959,803	83,807,453
Consolidated obligations — discount notes	13,336,683	22,171,296	26,739,876	35,978,006	43,953,217
Consolidated obligations — bonds	41,776,784	37,112,721	34,099,828	32,694,975	34,186,393
Total consolidated obligations(2)	55,113,467	59,284,017	60,839,704	68,672,981	78,139,610
Mandatorily redeemable capital stock(3)	6,811	13,864	13,810	6,803	6,779
Capital stock — putable	2,008,260	2,101,380	2,181,608	2,474,135	2,700,176
Unrestricted retained earnings	1,208,741	1,174,359	1,152,657	1,121,365	1,062,579
Restricted retained earnings	243,461	233,886	227,393	217,851	204,460
Total retained earnings	1,452,202	1,408,245	1,380,050	1,339,216	1,267,039
Accumulated other comprehensive income (loss)	259,332	47,260	(30,497)	(171,833)	(250,960)
Total capital	3,719,794	3,556,885	3,531,161	3,641,518	3,716,255
Dividends paid(3)	3,916	4,267	6,879	12,416	15,027
Income statement (for the quarter)
Net interest income after provision for mortgage loan losses(4)	$80,055	$74,831	$79,457	$110,099	$45,592
Other income (loss)	(1,576)	107	(708)	(2,630)	35,390
Other expense	25,287	38,869	25,731	33,074	23,668
AHP assessment	5,319	3,607	5,305	7,441	5,734
Net income	47,873	32,462	47,713	66,954	51,580
Performance ratios
Net interest margin(4)(5)	0.53%	0.46%	0.48%	0.53%	0.26%
Net interest spread (4)(6)	0.52	0.45	0.45	0.49	0.17
Return on average assets	0.32	0.21	0.28	0.32	0.28
Return on average equity	5.37	3.64	5.44	6.99	5.44
Return on average capital stock (7)	9.54	5.93	8.36	9.68	8.28
Total average equity to average assets	6.05	5.64	5.17	4.57	5.21
Regulatory capital ratio(8)	5.67	5.43	5.39	5.10	4.74
Dividend payout ratio (3)(9)	8.18	13.14	14.42	18.54	29.13

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $696 billion, $747 billion, $820 billion, $916 billion and $1.175 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $55 billion, $59 billion, $61 billion, $69 billion and $78 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $10 thousand, $31 thousand, $10 thousand, $30 thousand and $39 thousand for the quarters ended March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, respectively.
(4)In accordance with ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by $19.5 million, $7.9 million, $4.6 million, $9.4 million and $(36.9) million for the quarters ended March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 57 of this report.
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

Financial Condition
The following table provides selected period-end balances as of March 31, 2021 and December 31, 2020, as well as selected average balances for the three-month period ended March 31, 2021 and the year ended December 31, 2020. As shown in the table, the Bank’s total assets decreased by 5.9 percent between December 31, 2020 and March 31, 2021, due primarily to decreases in the Bank's advances ($6.9 billion), long-term investments ($0.6 billion) and mortgage loans held for portfolio ($0.2 billion), partially offset by an increase in the Bank's short-term liquidity portfolio ($3.8 billion). As the Bank's assets decreased, the funding for those assets also decreased. During the three months ended March 31, 2021, total consolidated obligations decreased by $4.2 billion, as consolidated obligation discount notes decreased by $8.8 billion and consolidated obligation bonds increased by $4.6 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2021
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2020
Advances	$25,621	$(6,858)	(21.1)%	$32,479
Short-term liquidity holdings
Non-interest bearing excess cash balances	6,858	3,758	121.2%	3,100
Interest-bearing deposits	570	(189)	(24.9)%	759
Securities purchased under agreements to resell	—	(1,000)	(100.0)%	1,000
Federal funds sold	4,720	3,805	415.8%	915
Trading securities
U.S. Treasury Bills	1,792	(1,524)	(46.0)%	3,316
U.S. Treasury Notes	865	(1,007)	(53.8)%	1,872
Total short-term liquidity holdings	14,805	3,843	35.1%	10,962
Long-term investments
Trading securities (U.S. Treasury Note)	110	(3)	(2.7)%	113
Available-for-sale securities	16,313	(475)	(2.8)%	16,788
Held-to-maturity securities	817	(80)	(8.9)%	897
Total long-term investments	17,240	(558)	(3.1)%	17,798

Mortgage loans held for portfolio, net	3,207	(216)	(6.3)%	3,423
Total assets	61,114	(3,799)	(5.9)%	64,913

Consolidated obligations
Consolidated obligations — bonds	41,777	4,664	12.6%	37,113
Consolidated obligations — discount notes	13,337	(8,834)	(39.8)%	22,171
Total consolidated obligations	55,114	(4,170)	(7.0)%	59,284

Mandatorily redeemable capital stock	7	(7)	(50.0)%	14
Capital stock	2,008	(93)	(4.4)%	2,101
Retained earnings	1,452	44	3.1%	1,408

Average total assets	59,775	(12,153)	(16.9)%	71,928
Average capital stock	2,034	(399)	(16.4)%	2,433
Average mandatorily redeemable capital stock	14	(9)	(39.1)%	23

Advances
The Bank's advances balances (at par value) decreased by $6.6 billion (21 percent) during the first three months of 2021. Advances to commercial banks decreased $5.4 billion, contributing significantly to the overall decline in advances during the period. Texas Capital Bank, N.A., the Bank's second largest borrower at December 31, 2020 and Comerica Bank, the Bank's third largest borrower at December 31, 2020, reduced their advances by $0.6 billion and $2.8 billion, respectively, during the period. Advances outstanding to these institutions totaled $3.0 billion and $2.8 billion, respectively, at December 31, 2020. During this time, the level of liquidity in the financial markets was significantly elevated due in large part to the various initiatives that were undertaken by the Federal Reserve in response to the pandemic, which in turn dampened demand for the Bank's advances.
While it is difficult to predict the future level of advances, it is possible that the Bank's advances could continue to fall if the level of liquidity in the financial markets remains elevated. Additional U.S. government stimulus, if any, could further increase the already elevated level of liquidity which could, in turn, diminish even further the current subdued demand for the Bank's advances.
The following table presents advances outstanding, by type of institution, as of March 31, 2021 and December 31, 2020.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial banks	$14,039	56%	$19,415	61%
Insurance companies	6,903	27	7,111	22
Credit unions	2,366	9	3,316	10
Savings institutions	1,836	7	1,889	6
Community Development Financial Institutions	25	—	25	—
Total member advances	25,169	99	31,756	99
Housing associates	117	1	154	1
Non-member borrowers	5	—	5	—
Total par value of advances	$25,291	100%	$31,915	100%
Total par value of advances outstanding to CFIs (1)	$4,497	18%	$5,034	16%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of March 31, 2021 and December 31, 2020 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2021, advances outstanding to the Bank’s five largest borrowers totaled $9.9 billion, representing 39.3 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2020 totaled $12.3 billion, representing 38.6 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2021.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2021
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
American General Life Insurance Company	$3,148	12.4%
Texas Capital Bank, N.A.	2,400	9.5
Life Insurance Company of the Southwest	1,976	7.8
Simmons Bank	1,307	5.2
Hancock Whitney Bank	1,101	4.4
	$9,932	39.3%

The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2021 and December 31, 2020.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2021		December 31, 2020
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$18,311	72.4%	$21,963	68.8%
Adjustable/variable-rate indexed	5,894	23.3	8,821	27.6
Amortizing	1,086	4.3	1,131	3.6
Total par value	$25,291	100.0%	$31,915	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2020 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in the 2020 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances.

Short-Term Liquidity Holdings
At March 31, 2021, the Bank’s short-term liquidity holdings were comprised of $6.9 billion of excess cash held at the Federal Reserve, $4.7 billion of overnight federal funds sold, $1.8 billion of U.S. Treasury Bills, $0.9 billion of U.S. Treasury Notes and $0.6 billion of overnight interest-bearing deposits. At December 31, 2020, the Bank’s short-term liquidity holdings were comprised of $3.3 billion U.S. Treasury Bills, $3.1 billion of excess cash held at the Federal Reserve, $1.9 billion of U.S. Treasury Notes, $1.0 billion of overnight reverse repurchase agreements, $0.9 billion of overnight federal funds sold and $0.8 billion of overnight interest-bearing deposits. All of the Bank's federal funds sold during the three months ended March 31, 2021 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties.
As of March 31, 2021, the Bank’s overnight federal funds sold consisted of $3.3 billion sold to counterparties rated double-A and $1.4 billion sold to counterparties rated single-A. At that same date, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2020 10-K. For the three months ended March 31, 2021, the Bank's core mission asset ("CMA") ratio was 65.9 percent. In comparison, the Bank's CMA ratio was 67.7 percent for the year ended December 31, 2020.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2021 and December 31, 2020 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
March 31, 2021	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$3	$436	$110	$549	$3
GSE obligations	—	4,891	—	4,891	—
State housing agency obligations	110	—	—	110	110
Other	—	46	—	46	—
Total debentures	113	5,373	110	5,596	113

Mortgage-backed securities ("MBS") portfolio
GSE residential MBS	664	—	—	664	668
GSE commercial MBS	—	10,940	—	10,940	—
Non-agency residential MBS	40	—	—	40	49
Total MBS	704	10,940	—	11,644	717
Total long-term investments	$817	$16,313	$110	$17,240	$830

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2020	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$4	$441	$113	$558	$4
GSE obligations	—	5,032	—	5,032	—
State housing agency obligations	110	—	—	110	110
Other	—	46	—	46	—
Total debentures	114	5,519	113	5,746	114

Mortgage-backed securities portfolio
GSE residential MBS	740	—	—	740	744
GSE commercial MBS	—	11,269	—	11,269	—
Non-agency residential MBS	43	—	—	43	51
Total MBS	783	11,269	—	12,052	795
Total long-term investments	$897	$16,788	$113	$17,798	$909

The Bank did not acquire or sell any long-term investments during the three months ended March 31, 2021. During the three months ended March 31, 2021, proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $81 million and $68 million, respectively.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $10.7 billion as of March 31, 2021, which represented 308 percent of its total regulatory capital at that date. The Bank has not purchased any MBS since September 2019 and it does not intend to purchase additional MBS until such time that it has achieved, and is reasonably confident that it can maintain, a CMA ratio of 70 percent.
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
As further discussed in the section entitled "LIBOR Phase-Out" beginning on page 56 of this report, the Bank is no longer permitted to, among other things, purchase LIBOR-indexed investments which mature after December 31, 2021 or enter into financial liabilities or derivatives that reference LIBOR and which mature after December 31, 2021. As a result of this limitation, the Bank's consideration of future fixed-rate MBS and/or non-MBS purchases will take into account its ability to prudently mitigate interest rate risk through the use of consolidated obligations or derivatives that are indexed to an interest rate other than LIBOR (e.g., SOFR).
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of March 31, 2021, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 15 of this report).
As of March 31, 2021, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. Further, the Bank's holdings of state housing agency debentures were rated triple -A by Moody's and S&P.
All but one of the Bank’s non-agency residential MBS ("RMBS") are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of March 31, 2021. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$871	$871	$871	$836	$35
Single-A	2	6,301	6,301	6,301	6,172	129
Triple-B	2	2,190	2,190	2,190	2,167	23
Single-B	4	9,741	9,589	8,687	9,064	562
Triple-C	12	33,198	27,095	22,108	30,326	426
Not Rated	1	45	45	45	42	3
Total	22	$52,346	$46,091	$40,202	$48,607	$1,178
At March 31, 2021, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $5 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $47 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2020, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $6 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $50 million.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($0.7 billion par value at March 31, 2021) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2021, one-month LIBOR was 0.11 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.46 percent. The largest concentration of embedded effective caps ($0.6 billion) was between 6.00 percent and 6.50 percent. As of March 31, 2021, one-month LIBOR rates were 584 basis points below the lowest effective interest rate cap embedded in the CMO floaters. To hedge a portion of the potential cap risk embedded in these securities, the Bank held one $250 million interest rate cap with a strike rate of 6.50 percent and final maturity in August 2021. If three-month LIBOR rises above 6.50 percent, the Bank will be entitled to receive interest payments according to the terms and conditions of the interest rate cap agreement. These payments would be based upon the notional amount of the agreement and the difference between 6.50 percent and three-month LIBOR.

Mortgage Loans Held For Portfolio
As of March 31, 2021 and December 31, 2020, mortgage loans held for portfolio (net of allowance for credit losses) were $3.2 billion and $3.4 billion, respectively, representing approximately 5.2 percent and 5.3 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its Participating Financial Institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $3.130 billion of the $3.140 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at March 31, 2021 were conventional loans, almost all of which were acquired since 2016. The remaining $10 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
During the three months ended March 31, 2021, the Bank acquired mortgage loans totaling $180 million ($177 million unpaid principal balance). All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. The Bank’s mortgage loan purchases have declined significantly as pricing became less attractive in the wake of the Federal Reserve's response to the COVID-19 pandemic. With the significant decline in mortgage interest rates since the onset of the COVID-19 pandemic, mortgage prepayment activity has increased markedly, further contributing to the decline in the Bank's mortgage loans held for portfolio. During the three months ended March 31, 2021 and 2020, mortgage loan prepayments totaled $0.4 billion and $0.2 billion, respectively.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $490,000 and $642,000 during the three months ended March 31, 2021 and 2020, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $3,632,000 and $3,925,000 at March 31, 2021 and December 31, 2020, respectively.
For the Bank's conventional loans, loan payment forbearance is offered to borrowers impacted by COVID-19. The forbearance allows a borrower to defer loan payments for 3 months without requiring documentation from the borrower to support the requested relief. Borrowers that continue to be impacted by COVID-19 may request an extension of the loan payment forbearance for up to an additional 15 months. A hardship certification from the borrower supporting the continued hardship due to COVID-19 is required for approval of additional payment forbearance. During forbearance, late fees are not assessed. At the end of forbearance, borrowers are presented with options for bringing their mortgage loan to a current status. For further discussion, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 15 of this report).

Consolidated Obligations and Deposits
During the three months ended March 31, 2021, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $4.9 billion and its outstanding consolidated obligation discount notes (at par value) decreased by $8.8 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2021 and December 31, 2020.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2021		December 31, 2020
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate
SOFR-indexed
Non-callable	$20,130	48.0%	$24,130	65.2%
Callable	290	0.7	290	0.8
LIBOR-indexed non-callable	500	1.2	1,000	2.7
Fixed-rate
Callable	13,730	32.8	1,820	5.0
Non-callable	5,530	13.2	9,672	26.1
Step-up
Callable	1,671	4.0	15	—
Non-callable	45	0.1	60	0.2
Total par value	$41,896	100.0%	$36,987	100.0%
During the first three months of 2021, the Bank issued $14.2 billion of consolidated obligation bonds and approximately $7.6 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes. At March 31, 2021 and December 31, 2020, discount notes comprised approximately 24 percent and 37 percent, respectively, of the Bank's total outstanding consolidated obligations. During the three months ended March 31, 2021, the Bank's bond issuance (based on trade date and par value) consisted of approximately $15.9 billion of swapped fixed-rate callable bonds (including step-up bonds) and $0.3 billion of fixed-rate non-callable bonds (which were not swapped). The Bank did not issue any floating-rate bonds during the three months ended March 31, 2021.
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 18 basis points during the three months ended March 31, 2021, compared to LIBOR minus 10 basis points during the three months ended December 31, 2020 and LIBOR minus 18 basis points during the three months ended March 31, 2020.
Demand and term deposits were $2.0 billion and $1.6 billion at March 31, 2021 and December 31, 2020, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.0 billion and $2.1 billion at March 31, 2021 and December 31, 2020, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $2.0 billion and $2.4 billion for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.
Mandatorily redeemable capital stock outstanding at March 31, 2021 and December 31, 2020 was $6.8 million and $13.9 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At March 31, 2021 and December 31, 2020, the Bank’s five largest shareholders collectively held $525 million and $575 million, respectively, of capital stock, which represented 26.0 percent and 27.2 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2021.
FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2021
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
American General Life Insurance Company	$156,951	7.8%
Texas Capital Bank, N.A.	105,738	5.2
Hancock Whitney Bank	104,861	5.2
Security Service Federal Credit Union	83,937	4.2
Life Insurance Company of the Southwest	73,351	3.6
	$524,838	26.0%

As of March 31, 2021, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

The following table presents outstanding capital stock, by type of institution, as of March 31, 2021 and December 31, 2020.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	March 31, 2021		December 31, 2020
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,124	56%	$1,328	63%
Insurance companies	369	18	361	17
Credit unions	369	18	264	12
Savings institutions	145	7	147	7
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,008	99	2,101	99
Mandatorily redeemable capital stock	7	1	14	1
Total regulatory capital stock	$2,015	100%	$2,115	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. Through March 31, 2020, the activity-based investment requirement was 4.1 percent of outstanding advances, except for advances that were funded under the Bank's special reduced stock advances offering that ran from October 21, 2015 through December 31, 2015. The activity-based investment requirement for those advances was (and continues to be) 2.0 percent of the outstanding advances. At March 31, 2021, these advances totaled approximately $523 million. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement has been reduced from 4.1 percent to 2.0 percent for advances that: (1) are funded during the period from April 19, 2021 through December 31, 2021 and (2) have a maturity of 32 days or greater. For advances that were funded on or prior to

April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement can be applied is $5.0 billion. If, at the time of funding an advance that would otherwise be eligible for the reduced capital stock investment requirement, the then outstanding balance of advances made pursuant to this offering totals $5 billion, then the standard capital stock investment requirement of 4.1 percent will apply. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during the period from April 1, 2020 through December 31, 2021. At March 31, 2021, advances outstanding under this program totaled approximately $3.4 billion.
On April 19, 2021, the Bank implemented an amendment to its Capital Plan. The amended Capital Plan provides for the imposition of an activity-based investment requirement ranging from 0.10 percent to 2.0 percent of members' outstanding letters of credit (the "LC Percentage"), as specified from time to time by the Bank's Board of Directors. The Board of Directors has established an LC Percentage of 0.10 percent which applies only to letters of credit that are issued or renewed on and after April 19, 2021. The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose include amendments that extend the expiration date of the letter of credit.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchase that occurred during the three months ended March 31, 2021, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 29, 2021, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 29, 2021, the Bank repurchased surplus stock totaling $56.9 million, none of which was classified as mandatorily redeemable capital stock at that date.
On March 29, 2021, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $7.0 million.
At March 31, 2021, the Bank’s excess stock totaled $678.6 million, which represented 1.11 percent of the Bank’s total assets as of that date.
During the three months ended March 31, 2021, the Bank’s retained earnings increased by $44 million, from $1.408 billion to $1.452 billion. During this same period, the Bank paid dividends on capital stock totaling $3.9 million, which represented a weighted average annualized dividend rate of 0.71 percent. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.15 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2020) and 1.15 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2020 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2020 through December 31, 2020, were paid on March 30, 2021. These dividends were paid in the form of capital stock with any fractional shares paid in cash.
The Bank is precluded from paying dividends in the form of capital stock if excess stock held by its shareholders is greater than 1 percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than one percent of the Bank’s total assets. Before and immediately after the payment of the dividend on March 30, 2021, excess stock was below 1 percent of the Bank's total assets. Excess stock increased significantly on March 31, 2021 due to the repayment of $3.7 billion of advances on that date, which correspondingly reduced the activity-based investment requirement that had been associated with those advances.
While there can be no assurances about future dividends or future dividend rates, the target for quarterly dividends on Class B-1 Stock is currently an annualized rate that approximates average one-month LIBOR for the preceding quarter. The target range for quarterly dividends on Class B-2 Stock is currently an annualized rate that approximates average one-month LIBOR for the preceding quarter plus 0.5-1.0 percent.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2020 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At March 31, 2021, the Bank’s total risk-based capital requirement was $1.043 billion, comprised of credit risk, market risk and operations risk capital requirements of $177 million, $625 million and $241 million, respectively, and its permanent capital was $3.467 billion.

In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at March 31, 2021 or December 31, 2020. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the three months ended March 31, 2021, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2021, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.67 percent and 8.51 percent, respectively. The Bank's capital stock-to-assets ratio was 3.44% percent for the month ended March 31, 2021. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2021 and December 31, 2020, see “Item 1. Financial Statements” (specifically, Note 14 on page 30 of this report).
Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption, cap and floor agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 13 beginning on page 23 of this report).
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2021 and December 31, 2020.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
March 31, 2021
Advances	$9,939	$726	$—	$255	$10,920
Investments	—	15,123	—	803	15,926
Mortgage loans held for portfolio	—	—	—	1,302	1,302
Consolidated obligation bonds	—	19,757	—	80	19,837
Consolidated obligation discount notes	—	—	1,066	—	1,066
Intermediary positions	—	—	—	206	206
Other	—	—	—	1,425	1,425
Total notional balance	$9,939	$35,606	$1,066	$4,071	$50,682
December 31, 2020
Advances	$12,294	$747	$—	$380	$13,421
Investments	—	15,191	—	1,403	16,594
Mortgage loans held for portfolio	—	—	—	1,620	1,620
Consolidated obligation bonds	—	4,643	—	—	4,643
Consolidated obligation discount notes	—	—	1,066	—	1,066
Intermediary positions	—	—	—	206	206
Other	—	—	—	1,425	1,425
Total notional balance	$12,294	$20,581	$1,066	$5,034	$38,975

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of March 31, 2021, the Bank had cleared trades outstanding with notional amounts totaling $24.5 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of March 31, 2021, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $26.0 billion.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2021.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	2	$710.0	$14.9	$(14.3)	$—	$0.6
Cleared derivatives (3)	—	24,539.9	29.0	8.3	639.3	676.6
Liability positions with credit exposure
Single-A(4)	4	3,300.5	(24.6)	26.3	—	1.7
Triple-B	1	390.6	(11.8)	11.8	—	—
Total derivative positions with non-member counterparties to which the Bank had credit exposure	7	28,941.0	7.5	32.1	639.3	678.9
Asset positions without credit exposure	2	141.0	2.3	(2.5)	—	—
Liability positions without credit exposure	8	21,466.9	(455.3)	388.6	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	10	21,607.9	(453.0)	386.1	—	—
Total non-member counterparties	17	50,548.9	(445.5)	$418.2	$639.3	$678.9

Member institutions
Interest rate exchange agreements (5)
Asset positions	6	63.1	5.9
Liability positions	1	40.0	—
Mortgage delivery commitments	—	30.4	(0.1)
Total member institutions	7	133.5	5.8
Total	24	$50,682.4	$(439.7)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of March 31, 2021.
(2)Includes amounts that had not settled as of March 31, 2021.
(3)Cleared derivatives with an aggregate notional principal balance of $6.5 billion were transacted with a clearinghouse rated double-A and cleared derivatives with an aggregate notional principal balance of $18.0 billion were transacted with a clearinghouse rated single-A.
(4)The figures for liability positions with credit exposure to counterparties rated single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $2.5 billion and a credit exposure of $0.2 million.
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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including (if certain thresholds are met) minimum initial margin requirements imposed by regulators. For additional discussion, see the section entitled "Legislative and Regulatory Developments" in Item 1. Business in the 2020 10-K.

LIBOR Phase-Out
In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intended to stop persuading or compelling banks to voluntarily submit LIBOR rates after 2021, and that the FCA would support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate (or rates). On March 5, 2021, the FCA announced the dates that panel bank submissions for all LIBOR settings will cease, after which representative LIBOR rates will no longer be available. While the FCA confirmed that many LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, one-month and three-month U.S. dollar LIBOR, the settings that apply to the Bank's LIBOR-indexed financial instruments, will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. Although the FCA does not expect one-month and three-month U.S. dollar LIBOR to become unrepresentative before June 30, 2023 and it intends to consult on requiring the administrator of LIBOR to continue publishing one-month and three-month U.S. dollar LIBOR on a non-representative, synthetic basis for a period after June 30, 2023, there is no assurance that these LIBOR rates will continue to be published or be representative through any particular date.
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
On October 23, 2020, the International Swaps and Derivatives Association (“ISDA”) launched the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallbacks Protocol (“Protocol”). The Supplement amends ISDA’s standard definitions for interest rate derivatives to incorporate robust fallbacks for derivatives linked to certain interbank offered rates (“IBORs”). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both parties must adhere to the Protocol in order to effectively amend legacy derivative contracts or, alternatively, the parties must bilaterally agree to amended legacy contracts to address IBOR fallbacks. The Bank and all of its non-member bilateral derivative counterparties have adhered to the Protocol. On and after January 25, 2021, all new derivative contracts will be subject to the relevant IBOR fallbacks set forth in the Supplement. ISDA has stated that the FCA's announcement on March 5, 2021 constitutes an index cessation event under the Supplement and the Protocol and, as a result, the fallback spread adjustment published by Bloomberg was fixed as of the date of that announcement for all LIBOR settings.

The following table presents the Bank's LIBOR-indexed financial instruments by contractual maturity at March 31, 2021. Some of the Bank's derivatives contain call options which, if exercised, could result in earlier terminations. In addition, it is possible that some of the Bank's MBS holdings could be prepaid, reducing the balance of these investments maturing after June 30, 2023.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

	Nine Months Ended December 31, 2021	Year Ended December 31, 2022	Six Months Ended June 30, 2023
				Thereafter	Total
Instruments with receipts indexed to LIBOR
Advances (par value)	$150	$—	$—	$—	$150
Investments (par value)
Non-MBS	—	1	—	38	39
MBS	—	—	—	717	717
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	520	1,462	492	16,972	19,446
Uncleared	479	380	44	8,095	8,998
Total par/notional amount	$1,149	$1,843	$536	$25,822	$29,350

Instruments with payments indexed to LIBOR
Consolidated obligations (par value)	$500	$—	$—	$—	$500
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	1,244	1,283	538	1,435	4,500
Uncleared	292	136	41	849	1,318
Total par/notional amount	$2,036	$1,419	$579	$2,284	$6,318

At March 31, 2021, the Bank had outstanding standby bond purchase agreements totaling $961.2 million which expire in 2022, 2023, 2024, 2025 and 2026. Under the terms of these agreements, the Bank could be required to purchase and hold the subject bonds for a period of time. If this were to occur, the Bank would earn interest on the bonds at specified rates indexed to the greater of one-month LIBOR or the Federal Funds rate. The standby bond purchase agreements that expire after June 30, 2023 include fallback language in the event one-month LIBOR is no longer available after that date. For further discussion of these standby bond purchase agreements, see “Item 1. Financial Statements” (specifically, Note 17 on page 34 of this report).

Results of Operations
Net Income
Net income for the three months ended March 31, 2021 and 2020 was $47.9 million and $51.6 million, respectively. The Bank’s net income for the three months ended March 31, 2021 represented an annualized return on average capital stock (“ROCS”) of 9.54 percent. In comparison, the Bank’s ROCS was 8.28 percent for the three months ended March 31, 2020. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended March 31, 2021 and 2020, the Bank’s income before assessments was $53.2 million and $57.3 million, respectively. As discussed in more detail below, the $4.1 million decrease in income before assessments from period to period was attributable to a $37.0 million unfavorable change in other income (loss) and a $1.6 million increase in other expense, partially offset by a $34.5 million increase in net interest income after provision for mortgage loan losses.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.

Net Interest Income After Provision for Mortgage Loan Losses
For the three months ended March 31, 2021, the Bank’s net interest income (after provision for mortgage loan losses) was $80.1 million compared to $45.6 million for the comparable period in 2020. The $34.5 million increase in net interest income for the three months ended March 31, 2021, as compared to the corresponding period in 2020, was due largely to a $56.4 million favorable change in fair value hedge ineffectiveness from period to period (which, as further discussed below, is largely offset by mitigation activities undertaken by the Bank, the results of which are recorded in other income/loss), partially offset by a decrease in the average balances of the Bank's interest-earning assets. The Bank's average balance of interest-earning assets decreased from $73.0 billion during the three months ended March 31, 2020 to $59.5 billion during the comparable period in 2020.
For the three months ended March 31, 2021 and 2020, the Bank’s net interest margin was 53 basis points and 26 basis points, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 52 basis points and 17 basis points for the three months ended March 31, 2021 and 2020, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income.
Accounting Standards Update 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended March 31, 2021 and 2020, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by $475,000 and $(865,000), respectively, increased (reduced) interest income on available-for-sale securities by $20,122,000 and $(33,268,000), respectively, and increased interest expense on consolidated obligations by $1,133,000 and $2,757,000, respectively. In aggregate, these amounts increased (reduced) net interest income by $19.5 million and $(36.9) million for the three months ended March 31, 2021 and 2020, respectively.
The higher yielding, longer duration fixed-rate GSE commercial MBS ("CMBS") and GSE debentures held in the Bank’s available-for-sale securities portfolio (all of which have been hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) expose the Bank to periodic earnings variability in the form of fair value hedge ineffectiveness. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (either the overnight index swap curve or the SOFR curve) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) declined from 9 basis points during the three months ended March 31, 2020 to 1 basis point during the three months ended March 31, 2021. The decrease in the impact of non-interest bearing funds for the three months ended March 31, 2021, as compared to the corresponding period in 2020, is primarily due to the decrease in short-term interest rates between the periods.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2021 and 2020.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$1,087	$—	0.12%	$2,026	$7	1.35%
Securities purchased under agreements to resell	122	—	0.09%	1,852	7	1.59%
Federal funds sold	3,233	1	0.08%	2,857	7	0.99%
Investments
Trading	4,800	5	0.45%	7,117	30	1.68%
Available-for-sale (3)	16,405	51	1.24%	16,963	65	1.53%
Held-to-maturity (3)	865	2	0.70%	1,189	6	2.18%
Advances (4)	29,696	36	0.48%	36,832	163	1.77%
Mortgage loans held for portfolio (5)	3,305	18	2.24%	4,184	34	3.25%
Total earning assets	59,513	113	0.76%	73,020	319	1.75%
Cash and due from banks	243			56
Other assets	212			265
Derivatives netting adjustment (2)	(435)			(338)
Fair value adjustment on available-for-sale securities (3)	248			125
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(6)			(8)
Total assets	$59,775	113	0.75%	$73,120	319	1.75%
Liabilities and Capital
Interest-bearing deposits (2)	$1,782	—	0.02%	$1,404	4	1.16%
Consolidated obligations
Bonds	36,383	24	0.26%	36,177	154	1.70%
Discount notes	17,639	9	0.21%	31,503	115	1.46%
Mandatorily redeemable capital stock and other borrowings	28	—	0.04%	7	—	1.66%
Total interest-bearing liabilities	55,832	33	0.24%	69,091	273	1.58%
Other liabilities	765			557
Derivatives netting adjustment (2)	(435)			(338)
Total liabilities	56,162	33	0.24%	69,310	273	1.57%
Total capital	3,613			3,810
Total liabilities and capital	$59,775		0.22%	$73,120		1.49%
Net interest income		$80			$46
Net interest margin			0.53%			0.26%
Net interest spread			0.52%			0.17%
Impact of non-interest bearing funds			0.01%			0.09%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2021 and 2020 in the table above include $423 million and $324 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended March 31, 2021 and 2020 in the table above include $12 million and $14 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $114 million and $7 million of non-accruing loans for the three months ended March 31, 2021 and 2020, respectively.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods ended March 31, 2021 and 2020. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended
	March 31, 2021 vs. 2020
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(2)	$(5)	$(7)
Securities purchased under agreements to resell	(3)	(4)	(7)
Federal funds sold	1	(7)	(6)
Investments
Trading	(8)	(17)	(25)
Available-for-sale	(2)	(12)	(14)
Held-to-maturity	(1)	(3)	(4)
Advances	(26)	(101)	(127)
Mortgage loans held for portfolio	(6)	(10)	(16)
Total interest income	(47)	(159)	(206)
Interest expense
Interest-bearing deposits	1	(5)	(4)
Consolidated obligations
Bonds	1	(131)	(130)
Discount notes	(36)	(70)	(106)
Mandatorily redeemable capital stock and other borrowings	—	—	—
Total interest expense	(34)	(206)	(240)
Changes in net interest income	$(13)	$47	$34

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2021 and 2020.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net interest income (expense) associated with:
Member/offsetting derivatives	$12	$32
Economic hedge derivatives related to advances	(159)	939
Economic hedge derivatives related to trading securities	(2,956)	(3,573)
Economic hedge derivatives related to available-for-sale securities	(9)	(3)
Economic hedge derivatives related to consolidated obligation bonds	56	—
Economic hedge derivatives related to consolidated obligation discount notes	—	(39)
Economic hedge derivatives related to mortgage loans held for portfolio	549	(314)
Other stand-alone economic hedge derivatives	1,791	74
Total net interest expense associated with economic hedge derivatives	(716)	(2,884)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	3,784	(7,737)
Available-for-sale securities	119	(233)
Trading securities	2,956	(23,105)
Mortgage loans held for portfolio	(5,548)	(8,907)
Consolidated obligation bonds	(522)	—
Consolidated obligation discount notes	—	24
Other stand-alone economic hedge derivatives	(16,852)	32,899
Interest rate swaptions related to mortgage loans held for portfolio	17,274	6,826
Mortgage delivery commitments	(1,182)	2,385
Interest rate caps related to held-to-maturity securities	—	2
Member/offsetting swaps and caps	(13)	(7)
Total fair value gains related to economic hedge derivatives	16	2,147
Price alignment amount on daily settled derivative contracts	—	20
Total net losses on derivatives and hedging activities	(700)	(717)
Net gains (losses) on trading securities	(6,441)	33,099
Net gains (losses) on other assets carried at fair value	489	(1,633)
Service fees	630	533
Letter of credit fees	3,691	3,592
Other, net	755	516
Total other	(876)	36,107
Total other income (loss)	$(1,576)	$35,390

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
Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $3,381,000 and $(7,970,000) for the three months ended March 31, 2021 and 2020, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both March 31, 2021 and December 31, 2020, the notional balance of these derivatives totaled $425 million. For the three months ended March 31, 2021 and 2020, the gains (losses) associated with these stand-alone economic hedge derivatives were $(16.9) million and $32.9 million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions were gains (losses) of $11.7 million and $(2.1) million for the three months ended March 31, 2021 and 2020, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains/losses from the commitment date to the settlement date) were $(1.2) million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $(13,000) and $(7,000) for the three months ended March 31, 2021 and 2020, respectively.
Price Alignment Amount
Pursuant to their rulebooks, the Bank's two clearinghouse counterparties legally characterize variation margin payments on cleared derivatives as settlements on the contracts. The Bank receives or pays a price alignment amount on the cumulative variation margin payments associated with these contracts. The price alignment amount approximates the amount of interest the Bank would receive or pay if the variation margin payments were characterized as collateral pledged to secure outstanding credit exposure on the derivative contracts. The price alignment amount associated with derivatives in qualifying fair value hedging relationships is recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. The price alignment amount associated with economic hedge derivatives including, but not limited to, those associated with non-qualifying fair value hedging relationships, is recorded in net gains (losses) on derivatives and hedging activities.
Other
During the three months ended March 31, 2021 and 2020, the Bank held U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these investments were $(6.4) million and $33.1 million for the three months ended March 31, 2021 and 2020, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes held in its short-term liquidity portfolio. For the three months ended March 31, 2021 and 2020, the gains (losses) associated with these stand-alone derivatives were $3.0 million and $(23.1) million, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled $0.5 million and $(1.6) million for the three months ended March 31, 2021 and 2020, respectively. The gains (losses) on the securities are offset by a corresponding increase (decrease) in amounts owed to participants in the deferred compensation plans, the expense (or credit) for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
Letter of credit fees totaled $3.7 million for the three months ended March 31, 2021 compared to $3.6 million for the corresponding period in 2020. The increase in letter of credit fees for the three months ended March 31, 2021, as compared to the corresponding period in 2020, was due to an increase in the amount of letters of credit outstanding. At March 31, 2021 and 2020, outstanding letters of credit totaled $22.6 billion and $22.4 billion, respectively.

Other Expense
Total other expense includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees, and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three months ended March 31, 2021, these expenses totaled $25.3 million compared to $23.7 million for the corresponding period in 2020.
Compensation and benefits were $13.7 million for the three months ended March 31, 2021 compared to $11.6 million for the corresponding period in 2020. The $2.1 million increase in compensation and benefits for the three months ended March 31, 2021, as compared to the corresponding period in 2020, was due largely to an increase in amounts due to employees under the Bank's non-qualified deferred compensation plans due to an increase in the fair value of the assets associated with those plans in 2021 as compared to a decrease in 2020. Higher defined benefit plan expenses, higher medical costs and the impact of cost of living and merit adjustments were partially offset by lower employee separation expense. The Bank's average headcount was 204 and 201 employees for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the Bank employed 205 people, an increase of 2 employees from December 31, 2020.
Other operating expenses for the three months ended March 31, 2021 were $8.5 million compared to $9.2 million for the corresponding period in 2020. The decrease in other operating expenses for the three months ended March 31, 2021, as compared to the corresponding period in 2020, resulted primarily from lower professional fees, independent contractor costs, legal fees, transaction services fees associated with the Bank's mortgage loan program and business travel. These lower costs were partially offset by increases in software costs and amounts due to directors under the Bank's non-qualified deferred compensation plans for the same reason discussed above. The decrease in transaction service fees was due to lower mortgage loan balances. These fees are paid to the FHLBank of Chicago as compensation for administering the MPF Program.
Discretionary grants and donations approximated $0.1 million for both the three months ended March 31, 2021 and 2020.
Derivative clearing fees were approximately $0.3 million for both the three months ended March 31, 2021 and 2020.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $2.7 million for the three months ended March 31, 2021 as compared to $2.4 million for the corresponding period in 2020.

AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $5.3 million and $5.7 million for the three months ended March 31, 2021 and 2020, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2020 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the three months ended March 31, 2021.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2021, the Bank’s short-term liquidity holdings were comprised of $6.9 billion of excess cash held at the Federal Reserve, $4.7 billion of overnight federal funds sold, $1.8 billion of U.S. Treasury Bills, $0.9 billion of U.S. Treasury Notes and $0.6 billion of overnight interest-bearing deposits.
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
In addition to the liquidity provided from the proceeds of the issuance of consolidated obligations, the Bank also maintains access to wholesale funding sources such as federal funds purchased and securities sold under agreements to repurchase (e.g., borrowings secured by its investments in U.S. Treasury securities, MBS and/or agency debentures). Furthermore, the Bank has access to borrowings (typically short-term) from the other FHLBanks.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the three months ended March 31, 2021 or 2020.
The Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and fund letters of credit during a sustained capital markets disruption are set forth in an Advisory Bulletin and accompanying supervisory letter. More specifically, the Advisory Bulletin (hereinafter referred to as the “Liquidity AB”) sets forth the Finance Agency's expectations with respect to base case liquidity and funding gaps, among other things. The Liquidity AB sets forth ranges for the prescribed base case liquidity and funding gap measures and the supervisory letter identified the initial thresholds within those ranges that the Finance Agency believed were appropriate in light of then existing market conditions.
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
Funding gaps measure the difference between a FHLBank’s assets and liabilities that are scheduled to mature during a specified period, expressed as a percentage of the FHLBank’s total assets. Depending on conditions in the financial markets, the Finance Agency believes (as stated in the Liquidity AB) that the FHLBanks should operate so as not to exceed a funding gap ratio between negative 10 percent and negative 20 percent for a three-month time horizon and between negative 25 percent and negative 35 percent for a one-year time horizon. These limits are designed to reduce the liquidity risks associated with a mismatch in a FHLBank’s asset and liability maturities, including an undue reliance on short-term debt funding, which may increase a FHLBank’s debt rollover risk. For purposes of calculating the funding gap ratios, the FHLBanks may include estimates of expected cash inflows, including anticipated prepayments, for mortgage loans and MBS. In addition, uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading securities are treated as maturing assets in the three-month time horizon regardless of maturity.
On and after December 31, 2020, the Finance Agency considers a FHLBank to have adequate reserves of liquid assets if the FHLBank maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2020, the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 20 percent and negative 35 percent, respectively. The Bank was in compliance with these liquidity requirements at all times during the three months ended March 31, 2021.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2020 is provided in the 2020 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the three months ended March 31, 2021.

Recently Issued Accounting Guidance
For a discussion of recently issued accounting guidance, see “Item 1. Financial Statements” (specifically, Note 2 beginning on page 7 of this report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the 2020 10-K. The information provided in this item is intended to update the disclosures made in the 2020 10-K.
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

The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below entitled "Market Value of Equity," the Bank was in compliance with this limit at March 31, 2021 and December 31, 2020.
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
For purposes of compliance with the Bank’s Enterprise Market Risk Management Policy limit on estimated losses in market value, market value of equity losses are defined as the estimated net sensitivity of the value of the Bank’s equity (the net value of its portfolio of assets, liabilities and interest rate derivatives) to 200 basis point parallel shifts in interest rates. The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2020 and March 31, 2021. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2020	$3.636	$3.623	(0.36)%	$3.998	9.96%	$3.648	0.33%	$3.730	2.59%
March 2021	3.843	3.678	(4.29)%	4.005	4.22%	3.770	(1.90)%	3.916	1.90%
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
ADJUSTED MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2020	$3.749	$3.627	(3.25)%	$3.917	4.48%	$3.685	(1.71)%	$3.892	3.81%
March 2021	3.885	3.679	(5.30)%	4.104	5.64%	3.782	(2.65)%	4.004	3.06%
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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2020 and March 31, 2021.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2020	0.30	(0.34)	(0.04)	(0.42)	0.02	1.41	(5.46)	(5.45)
March 2021	0.44	(0.36)	0.08	1.71	2.31	2.80	(1.43)	(1.01)
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
ADJUSTED DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2020	0.44	(0.34)	0.10	2.02	1.52	1.87	(2.25)	(2.04)
March 2021	0.51	(0.36)	0.15	2.71	2.81	2.94	0.10	0.78
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

10.1
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

May 13, 2021	By	/s/ Tom Lewis
Date		Tom Lewis
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

10.1
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