Form 10-Q
period 2021-06-30
Federal Home Loan Bank of Dallas
filed 2021-08-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At August 6, 2021, the registrant had outstanding 22,224,995 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$188,954	$3,178,281
Interest-bearing deposits (Notes 8 and 9)	585,220	759,240
Securities purchased under agreements to resell (Notes 8, 9 and 12)	6,250,000	1,000,000
Federal funds sold (Notes 8 and 9)	3,484,000	915,000
Trading securities (Notes 3 and 8)	2,766,210	5,301,468
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 17) ($612,245 and $737,500 pledged at June 30, 2021 and December 31, 2020, respectively, which could be rehypothecated)	16,327,597	16,787,762
Held-to-maturity securities (b) (Notes 5, 8 and 9)	739,004	897,226
Advances (Notes 6, 8 and 9)	24,922,369	32,478,944
Mortgage loans held for portfolio, net of allowance for credit losses of $3,487 and $3,925 at June 30, 2021 and December 31, 2020, respectively (Notes 7, 8 and 9)	3,206,071	3,422,686
Accrued interest receivable (Note 8)	93,497	106,322
Premises and equipment, net	15,516	14,901
Derivative assets (Notes 12 and 13)	6,470	7,975
Other assets (including $16,434 and $15,839 of securities held at fair value at June 30, 2021 and December 31, 2020, respectively)	42,251	42,721
TOTAL ASSETS	$58,627,159	$64,912,526

LIABILITIES AND CAPITAL
Deposits (including $20 of non-interest bearing deposits at June 30, 2021 and December 31, 2020)	$1,625,912	$1,583,120
Consolidated obligations (Note 10)
Discount notes	11,371,181	22,171,296
Bonds	41,615,443	37,112,721
Total consolidated obligations	52,986,624	59,284,017

Mandatorily redeemable capital stock	6,690	13,864
Accrued interest payable	67,454	42,039
Affordable Housing Program (Note 11)	59,226	63,153
Derivative liabilities (Notes 12 and 13)	48,581	25,049
Other liabilities (Note 3)	41,632	344,399
Total liabilities	54,836,119	61,355,641

Commitments and contingencies (Notes 9 and 17)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 11,588,330 and 9,044,480 shares at June 30, 2021 and December 31, 2020, respectively	1,158,833	904,448
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 9,339,061 and 11,969,321 shares at June 30, 2021 and December 31, 2020, respectively	933,906	1,196,932
Total Class B Capital Stock	2,092,739	2,101,380
Retained earnings
Unrestricted	1,227,838	1,174,359
Restricted	249,065	233,886
Total retained earnings	1,476,903	1,408,245
Accumulated other comprehensive income (Note 20)	221,398	47,260
Total capital	3,791,040	3,556,885
TOTAL LIABILITIES AND CAPITAL	$58,627,159	$64,912,526
_____________________________
(a)Amortized cost: $16,023,022 and $16,615,401 at June 30, 2021 and December 31, 2020, respectively.
(b)Fair values: $752,723 and $908,630 at June 30, 2021 and December 31, 2020, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME
Advances	$28,322	$100,443	$61,666	$261,356
Prepayment fees on advances, net	1,261	4,905	3,539	6,877
Interest-bearing deposits	240	753	550	7,569
Securities purchased under agreements to resell	9	161	36	7,482
Federal funds sold	625	764	1,280	7,831
Trading securities	1,702	16,105	7,111	46,009
Available-for-sale securities	24,258	74,830	75,052	139,795
Held-to-maturity securities	1,355	2,960	2,871	9,433
Mortgage loans held for portfolio	17,944	28,100	36,419	62,052
Total interest income	75,716	229,021	188,524	548,404
INTEREST EXPENSE
Consolidated obligations
Bonds	17,590	63,860	41,220	217,804
Discount notes	7,039	54,334	16,381	169,116
Deposits	70	164	141	4,200
Mandatorily redeemable capital stock	5	10	14	40
Other borrowings	(5)	1	(11)	1
Total interest expense	24,699	118,369	57,745	391,161
NET INTEREST INCOME	51,017	110,652	130,779	157,243
Provision (reversal) for mortgage loan losses	(145)	553	(438)	1,552

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR MORTGAGE LOAN LOSSES	51,162	110,099	131,217	155,691

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(465)	(11,974)	(6,906)	21,125
Net gains on derivatives and hedging activities	882	3,037	182	2,320
Net gains (losses) on other assets carried at fair value	720	1,352	1,209	(281)
Letter of credit fees	3,613	3,732	7,304	7,324
Other, net	906	1,223	2,291	2,272
Total other income (loss)	5,656	(2,630)	4,080	32,760
OTHER EXPENSE
Compensation and benefits	13,504	13,605	27,249	25,165
Other operating expenses	8,846	9,605	17,309	18,806
Finance Agency	1,554	1,250	3,108	2,500
Office of Finance	1,329	1,224	2,517	2,387
Subsidies, grants and donations	194	7,060	270	7,206
Derivative clearing fees	253	330	514	678
Total other expense	25,680	33,074	50,967	56,742
INCOME BEFORE ASSESSMENTS	31,138	74,395	84,330	131,709
Affordable Housing Program assessment	3,115	7,441	8,434	13,175
NET INCOME	$28,023	$66,954	$75,896	$118,534
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET INCOME	$28,023	$66,954	$75,896	$118,534
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(23,936)	86,277	132,214	(169,471)
Unrealized gains (losses) on cash flow hedges	(20,054)	(10,896)	29,910	(106,629)
Reclassification adjustment for losses on cash flow hedges included in net income	5,562	3,162	11,019	4,178
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	506	599	1,019	1,070
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	5	5	10	10
Amortization of net actuarial gain included in net periodic benefit cost/credit	(17)	(20)	(34)	(40)
Total other comprehensive income (loss)	(37,934)	79,127	174,138	(270,882)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(9,911)	$146,081	$250,034	$(152,348)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, APRIL 1, 2021	10,601	$1,060,097	9,481	$948,163	$1,208,741	$243,461	$1,452,202	$259,332	$3,719,794
Net transfers of shares between Class B-1 and Class B-2 Stock	3,551	355,085	(3,551)	(355,085)	—	—	—	—	—
Proceeds from sale of capital stock	127	12,714	3,409	340,828	—	—	—	—	353,542
Repurchase/redemption of capital stock	(2,723)	(272,291)	—	—	—	—	—	—	(272,291)
Shares reclassified to mandatorily redeemable capital stock	—	(40)	—	—	—	—	—	—	(40)
Comprehensive income (loss)
Net income	—	—	—	—	22,419	5,604	28,023	—	28,023
Other comprehensive income (loss)	—	—	—	—	—	—	—	(37,934)	(37,934)
Dividends on capital stock (a)
Cash	—	—	—	—	(54)	—	(54)	—	(54)
Stock	32	3,268	—	—	(3,268)	—	(3,268)	—	—

BALANCE, JUNE 30, 2021	11,588	$1,158,833	9,339	$933,906	$1,227,838	$249,065	$1,476,903	$221,398	$3,791,040

BALANCE, APRIL 1, 2020	8,285	$828,539	18,716	$1,871,637	$1,062,579	$204,460	$1,267,039	$(250,960)	$3,716,255
Partial recovery of prior capital distribution to Financing Corporation (Note 14)	—	—	—	—	17,639	—	17,639	—	17,639
Net transfers of shares between Class B-1 and Class B-2 Stock	6,737	673,703	(6,737)	(673,703)	—	—	—	—	—
Proceeds from sale of capital stock	84	8,376	3,070	306,932	—	—	—	—	315,308
Repurchase/redemption of capital stock	(5,536)	(553,705)	—	—	—	—	—	—	(553,705)
Comprehensive income
Net income	—	—	—	—	53,563	13,391	66,954	—	66,954
Other comprehensive income	—	—	—	—	—	—	—	79,127	79,127
Dividends on capital stock (b)
Cash	—	—	—	—	(60)	—	(60)	—	(60)
Stock	123	12,356	—	—	(12,356)	—	(12,356)	—	—

BALANCE, JUNE 30, 2020	9,693	$969,269	15,049	$1,504,866	$1,121,365	$217,851	$1,339,216	$(171,833)	$3,641,518

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2021	9,044	$904,448	11,969	$1,196,932	$1,174,359	$233,886	$1,408,245	$47,260	$3,556,885
Net transfers of shares between Class B-1 and Class B-2 Stock	9,351	935,081	(9,351)	(935,081)	—	—	—	—	—
Proceeds from sale of capital stock	127	12,714	6,721	672,055	—	—	—	—	684,769
Repurchase/redemption of capital stock	(7,005)	(700,501)	—	—	—	—	—	—	(700,501)
Shares reclassified to mandatorily redeemable capital stock	—	(40)	—	—	—	—	—	—	(40)
Comprehensive income
Net income	—	—	—	—	60,717	15,179	75,896	—	75,896
Other comprehensive income	—	—	—	—	—	—	—	174,138	174,138
Dividends on capital stock (a)
Cash	—	—	—	—	(107)	—	(107)	—	(107)
Stock	71	7,131	—	—	(7,131)	—	(7,131)	—	—

BALANCE, JUNE 30, 2021	11,588	$1,158,833	9,339	$933,906	$1,227,838	$249,065	$1,476,903	$221,398	$3,791,040

BALANCE, JANUARY 1, 2020	9,794	$979,434	14,868	$1,486,808	$1,038,533	$194,144	$1,232,677	$99,049	$3,797,968
Partial recovery of prior capital distribution to Financing Corporation (Note 14)	—	—	—	—	17,639	—	17,639	—	17,639
Net transfers of shares between Class B-1 and Class B-2 Stock	8,322	832,202	(8,322)	(832,202)	—	—	—	—	—
Proceeds from sale of capital stock	135	13,501	8,503	850,260	—	—	—	—	863,761
Repurchase/redemption of capital stock	(8,831)	(883,191)	—	—	—	—	—	—	(883,191)
Adjustment to initially apply new credit loss accounting guidance (Note 9)	—	—	—	—	(2,191)	—	(2,191)	—	(2,191)
Comprehensive income (loss)
Net income	—	—	—	—	94,827	23,707	118,534	—	118,534
Other comprehensive income (loss)	—	—	—	—	—	—	—	(270,882)	(270,882)
Dividends on capital stock (b)
Cash	—	—	—	—	(120)	—	(120)	—	(120)
Stock	273	27,323	—	—	(27,323)	—	(27,323)	—	—

BALANCE, JUNE 30, 2020	9,693	$969,269	15,049	$1,504,866	$1,121,365	$217,851	$1,339,216	$(171,833)	$3,641,518

(a) Dividends were paid at annualized rates of 0.15 percent and 1.15 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2021 and at annualized rates of 0.12 percent and 1.12 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2021.
(b) Dividends were paid at annualized rates of 1.79 percent and 2.79 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2020 and at annualized rates of 1.40 percent and 2.40 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2020.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$75,896	$118,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	28,324	(13,466)
Concessions on consolidated obligations	1,389	6,112
Premises, equipment and computer software costs	2,663	1,887
Non-cash interest on mandatorily redeemable capital stock	19	69
Provision (reversal) for mortgage loan losses	(438)	1,552
Net losses (gains) on other assets carried at fair value	(1,209)	281
Net losses (gains) on trading securities	6,906	(21,125)
Net change in derivative and hedging activities	406,408	(1,072,820)
Decrease in accrued interest receivable	12,836	28,775
Decrease in other assets	1,523	7,808
Increase (decrease) in Affordable Housing Program (AHP) liability	(3,927)	2,622
Increase (decrease) in accrued interest payable	25,415	(40,482)
Decrease in other liabilities	(2,870)	(2,442)
Total adjustments	477,039	(1,101,229)
Net cash provided by (used in) operating activities	552,935	(982,695)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	266,954	(891,737)
Net decrease (increase ) in securities purchased under agreements to resell	(5,250,000)	1,810,000
Net decrease (increase) in federal funds sold	(2,569,000)	1,638,000
Purchases of trading securities	(8,070,993)	(12,901,468)
Proceeds from maturities of trading securities	9,304,100	9,027,075
Proceeds from sales of trading securities	993,550	3,449,477
Proceeds from maturities of available-for-sale securities	131,075	152,446
Proceeds from maturities of held-to-maturity securities	159,687	124,234
Principal collected on advances	361,020,563	191,568,494
Advances made	(353,662,478)	(192,419,511)
Principal collected on mortgage loans held for portfolio	748,256	627,767
Purchases of mortgage loans held for portfolio	(548,197)	(591,709)
Purchases of premises, equipment and computer software	(2,991)	(2,931)
Net cash provided by investing activities	2,520,526	1,590,137

	For the Six Months Ended
	June 30,
	2021	2020
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	39,029	1,205,231
Net proceeds from (payments on) derivative contracts with financing elements	47,490	(238,590)
Net proceeds from issuance of consolidated obligations
Discount notes	18,678,901	88,169,529
Bonds	27,497,210	20,277,461
Debt issuance costs	(657)	(5,020)
Payments for maturing and retiring consolidated obligations
Discount notes	(29,474,226)	(86,486,183)
Bonds	(22,827,465)	(23,452,550)
Proceeds from issuance of capital stock	684,769	863,761
Proceeds from issuance of mandatorily redeemable capital stock	22	—
Payments for redemption of mandatorily redeemable capital stock	(7,253)	(404)
Payments for repurchase/redemption of capital stock	(700,501)	(883,191)
Partial recovery of prior capital distribution to Financing Corporation (Note 14)	—	17,639
Cash dividends paid	(107)	(120)
Net cash used in financing activities	(6,062,788)	(532,437)

Net increase (decrease) in cash and cash equivalents	(2,989,327)	75,005
Cash and cash equivalents at beginning of the period	3,178,281	20,551
Cash and cash equivalents at end of the period	$188,954	$95,556

Supplemental Disclosures:
Interest paid	$67,245	$473,554
AHP payments, net	$12,361	$10,553
Stock dividends issued	$7,131	$27,323
Right-of-use assets acquired by lease	$—	$730

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
The Bank has elected to apply the TDR relief provided by the CARES Act (as extended by the CAA). Accordingly, all modifications meeting the provisions of the CARES Act will be excluded from TDR classification, accounting and disclosure. Loan modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification under the Bank’s existing accounting practices. To date, the election to apply the TDR relief provisions of the CARES Act has not had a material impact on the Bank's financial condition, results of operations or disclosures.

Note 3—Trading Securities
Trading securities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
U.S. Treasury Bills	$2,557,390	$3,316,241
U.S. Treasury Notes	208,820	1,985,227
Total	$2,766,210	$5,301,468
Included in the table above are U.S. Treasury Bills that were purchased but which had not yet settled as of December 31, 2020. The aggregate amount due of $299,921,000 is included in other liabilities on the statement of condition at that date.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of June 30, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$428,228	$4,443	$—	$432,671
GSE obligations	4,756,647	85,225	3,723	4,838,149
Other	45,188	146	—	45,334
	5,230,063	89,814	3,723	5,316,154
GSE commercial MBS	10,792,959	222,561	4,077	11,011,443
Total	$16,023,022	$312,375	$7,800	$16,327,597

Available-for-sale securities as of December 31, 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$437,351	$4,100	$—	$441,451
GSE obligations	4,950,604	84,538	3,209	5,031,933
Other	45,706	214	—	45,920
	5,433,661	88,852	3,209	5,519,304
GSE commercial MBS	11,181,740	103,934	17,216	11,268,458
Total	$16,615,401	$192,786	$20,425	$16,787,762
In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $60,540,000 and $62,056,000 at June 30, 2021 and December 31, 2020, respectively.
Other debentures are comprised of securities issued by the Private Export Funding Corporation. These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government.
The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of June 30, 2021. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	$5,003	$1	$130,719	$3,722	$135,722	$3,723
GSE commercial MBS	91,241	3,511	13,351	566	104,592	4,077
Total	$96,244	$3,512	$144,070	$4,288	$240,314	$7,800

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2021 and December 31, 2020 are presented below (in thousands).

	June 30, 2021		December 31, 2020
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$1,393,737	$1,396,524	$312,237	$313,167
Due after one year through five years	3,245,467	3,307,870	3,488,066	3,530,155
Due after five years through ten years	590,859	611,760	1,617,134	1,658,599
Due after ten years	—	—	16,224	17,383
	5,230,063	5,316,154	5,433,661	5,519,304
GSE commercial MBS	10,792,959	11,011,443	11,181,740	11,268,458
Total	$16,023,022	$16,327,597	$16,615,401	$16,787,762
Interest Rate Payment Terms. At June 30, 2021 and December 31, 2020, all of the Bank's available-for-sale securities were fixed rate securities which were swapped to a variable rate.
Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2021 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$3,246	$—	$3,246	$4	$—	$3,250
State housing agency obligations	109,807	—	109,807	201	469	109,539
	113,053	—	113,053	205	469	112,789
Mortgage-backed securities
GSE residential MBS	589,073	—	589,073	5,908	—	594,981
Non-agency residential MBS	42,261	5,383	36,878	8,700	625	44,953
	631,334	5,383	625,951	14,608	625	639,934
Total	$744,387	$5,383	$739,004	$14,813	$1,094	$752,723

Held-to-maturity securities as of December 31, 2020 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$4,119	$—	$4,119	$5	$—	$4,124
State housing agency obligations	109,698	—	109,698	228	438	109,488
	113,817	—	113,817	233	438	113,612
Mortgage-backed securities
GSE residential MBS	740,108	—	740,108	4,213	148	744,173
Non-agency residential MBS	49,703	6,402	43,301	8,476	932	50,845
	789,811	6,402	783,409	12,689	1,080	795,018
Total	$903,628	$6,402	$897,226	$12,922	$1,518	$908,630

In the tables above, amortized cost includes premiums, discounts and the credit portion of other-than-temporary impairments ("OTTI") recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $190,000 and $235,000 at June 30, 2021 and December 31, 2020, respectively.

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2021 and December 31, 2020 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2021			December 31, 2020
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$1,000	$1,000	$1,000	$—	$—	$—
Due after one year through five years	2,246	2,246	2,250	4,119	4,119	4,124
Due after five years through ten years	35,000	35,000	34,531	35,000	35,000	34,562
Due after ten years	74,807	74,807	75,008	74,698	74,698	74,926
	113,053	113,053	112,789	113,817	113,817	113,612
Mortgage-backed securities	631,334	625,951	639,934	789,811	783,409	795,018
Total	$744,387	$739,004	$752,723	$903,628	$897,226	$908,630
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $1,182,000 and $1,338,000 at June 30, 2021 and December 31, 2020, respectively.

Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Amortized cost of variable-rate held-to-maturity securities other than MBS	$113,053	$113,817
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	8	19
Collateralized mortgage obligations
Fixed-rate	2	11
Variable-rate	631,324	789,781
	631,334	789,811
Total	$744,387	$903,628
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2020 or the six months ended June 30, 2021.

Note 6—Advances
     Redemption Terms. At June 30, 2021 and December 31, 2020, the Bank had advances outstanding at interest rates ranging from 0.08 percent to 8.27 percent and 0.06 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	June 30, 2021		December 31, 2020
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$7	0.23%	$6	0.20%
Due in one year or less	7,170,912	0.40	11,341,900	0.47
Due after one year through two years	1,278,339	1.77	1,123,710	1.98
Due after two years through three years	1,189,149	1.92	1,145,383	1.77
Due after three years through four years	1,670,032	1.06	1,310,258	1.67
Due after four years through five years	1,353,828	0.52	1,626,621	0.86
Due after five years	11,894,597	0.89	15,367,071	0.77
Total par value	24,556,864	0.83%	31,914,949	0.79%

Deferred net prepayment fees	(6,744)		(7,168)
Commitment fees	(39)		(91)
Hedging adjustments	372,288		571,254
Total	$24,922,369		$32,478,944
Advances presented in the table above exclude accrued interest of $17,042,000 and $21,131,000 at June 30, 2021 and December 31, 2020, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At June 30, 2021 and December 31, 2020, the Bank had aggregate prepayable and callable advances totaling $5,282,992,000 and $8,688,158,000, respectively.

The following table summarizes advances outstanding at June 30, 2021 and December 31, 2020, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2021	December 31, 2020
Overdrawn demand deposit accounts	$7	$6
Due in one year or less	12,298,963	19,845,878
Due after one year through two years	1,221,696	1,037,233
Due after two years through three years	1,034,980	1,113,822
Due after three years through four years	1,242,876	966,200
Due after four years through five years	384,011	837,869
Due after five years	8,374,331	8,113,941
Total par value	$24,556,864	$31,914,949

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At both June 30, 2021 and December 31, 2020, the Bank had putable advances outstanding totaling $7,495,800,000.

The following table summarizes advances outstanding at June 30, 2021 and December 31, 2020, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2021	December 31, 2020
Overdrawn demand deposit accounts	$7	$6
Due in one year or less	14,486,712	18,172,700
Due after one year through two years	1,363,339	1,678,710
Due after two years through three years	1,218,949	1,229,183
Due after three years through four years	1,610,032	1,266,258
Due after four years through five years	1,353,828	1,571,621
Due after five years	4,523,997	7,996,471
Total par value	$24,556,864	$31,914,949

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Fixed-rate
Due in one year or less	$7,100,443	$11,131,901
Due after one year	11,579,323	11,961,692
Total fixed-rate	18,679,766	23,093,593
Variable-rate
Due in one year or less	70,476	210,005
Due after one year	5,806,622	8,611,351
Total variable-rate	5,877,098	8,821,356
Total par value	$24,556,864	$31,914,949

At both June 30, 2021 and December 31, 2020, 57 percent of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three and six months ended June 30, 2021, gross advance prepayment fees received from members/borrowers were $2,699,000 and $5,123,000, respectively, of which $653,000 were deferred. During the three and six months ended June 30, 2020, gross advance prepayment fees received from members/borrowers were $4,057,000 and $6,029,000, respectively, none of which were deferred.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of June 30, 2021 and December 31, 2020 for mortgage loans held for portfolio (in thousands):

	June 30, 2021	December 31, 2020
Fixed-rate medium-term* single-family mortgages	$114,611	$98,957
Fixed-rate long-term single-family mortgages	3,025,525	3,252,276
Premiums	63,268	66,008
Discounts	(1,103)	(1,267)
Deferred net derivative gains associated with mortgage delivery commitments	7,257	10,637
Total mortgage loans held for portfolio	3,209,558	3,426,611
Less: allowance for credit losses on mortgage loans	(3,487)	(3,925)
Total mortgage loans held for portfolio, net of allowance for credit losses	$3,206,071	$3,422,686
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $14,731,000 and $16,765,000 at June 30, 2021 and December 31, 2020, respectively.
The unpaid principal balance of mortgage loans held for portfolio at June 30, 2021 and December 31, 2020 was comprised of conventional loans totaling $3,130,673,000 and $3,340,535,000, respectively, and government-guaranteed/insured loans totaling $9,463,000 and $10,698,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Advances	$17,042	$21,131
Investment securities
Trading	955	6,078
Available-for-sale	60,540	62,056
Held-to-maturity	190	235
Mortgage loans held for portfolio	14,731	16,765
Interest-bearing deposits	23	51
Securities purchased under agreements to resell	9	3
Federal funds sold	7	3
Total	$93,497	$106,322

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities purchased under agreements to resell. These investments provide short-term liquidity and are carried at amortized cost. All investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell that were outstanding at June 30, 2021 were repaid according to their contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at June 30, 2021.
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
At June 30, 2021, the gross unrealized losses on the Bank’s available-for-sale securities were $7,800,000, all of which related to securities that are issued and guaranteed by GSEs. At June 30, 2021, the gross unrealized losses on the Bank’s held-to-maturity securities (computed as the difference between the amortized cost and the fair value of the securities) were $1,597,000, of which $1,128,000 was attributable to its holdings of non-agency (i.e., private-label) residential MBS ("RMBS") and $469,000 was attributable to a security issued by a state housing agency. At that same date, there were no unrealized losses on any of the Bank's holdings of U.S. government-guaranteed debentures or GSE RMBS.
Government-Guaranteed and GSE Investments. As of June 30, 2021, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE commercial MBS ("CMBS") and GSE RMBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through June 30, 2021, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at June 30, 2021 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at June 30, 2021.
State Housing Agency Debentures. As of June 30, 2021, the Bank's holdings of state housing agency bonds are rated triple-A by both Moody's and S&P. The Bank has not experienced any defaults on its state housing agency debentures, nor does it expect to experience any defaults on these securities. Based upon the Bank's assessment of the creditworthiness of the state housing agency and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of state housing agency debentures will not be less than the amortized cost basis of these investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, the Bank does not consider an allowance for credit losses on its state housing debentures to be necessary at June 30, 2021.
Non-Agency RMBS. As of June 30, 2021, 5 of the Bank's non-agency RMBS with an aggregate amortized cost of $8,855,000 were rated investment grade (i.e., triple-B or higher by Moody's and/or S&P), 16 non-agency RMBS with an aggregate amortized cost of $33,362,000 were rated below investment grade and 1 non-agency RMBS with an amortized cost of $44,000 was unrated. In periods prior to 2017, 15 of the non-agency RMBS that were rated below investment grade at June 30, 2021 had been determined to be other-than-temporarily impaired. At June 30, 2021 and December 31, 2020, the amortized cost of the Bank's non-agency RMBS included credit losses of $6,172,000 and $6,293,000, respectively, on these previously impaired securities.
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
At June 30, 2021, the Bank considered the potential impact that recent changes in economic and housing market conditions could have on the collectibility of these securities relative to the assumptions underlying its evaluation as of December 31, 2020 to determine whether it expected to incur any additional credit losses on these securities. Based on that evaluation, the payment status of the securities and the considerations regarding the potential impact that recent changes in economic and housing market conditions could have on the securities' cash flows, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, no allowance for credit losses on the Bank's non-agency RMBS was deemed to be necessary at June 30, 2021.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at June 30, 2021.
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

On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2021 or December 31, 2020.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At June 30, 2021 and December 31, 2020, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2021 and December 31, 2020, the Bank did not have any advances that were past due or on nonaccrual status. There have been no troubled debt restructurings related to advances.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At June 30, 2021 and December 31, 2020, interest payments received on nonaccrual loans and recorded as a reduction of principal totaled $3,092,000 and $1,555,000, respectively.
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
As discussed in Note 2, the CARES Act provides temporary relief from the accounting and reporting requirements for certain loan modifications related to COVID-19 that would otherwise be categorized as a TDR. Eligible mortgage loans that are current under the modified terms of the loan agreements are returned to accrual status as long as the Bank expects repayment of the remaining contractual principal and interest. As of June 30, 2021, the Bank had entered into qualifying loan modifications on loans with an aggregate unpaid principal balance of approximately $13,328,000. These loan modifications allowed the borrowers to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. In aggregate, the amounts deferred were insignificant.

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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at June 30, 2021 and December 31, 2020 (dollars in thousands).

	June 30, 2021
	Conventional Loans Originated Prior to 2017	Conventional Loans Originated in 2017-2021	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$516	$25,891	$26,407	$270	$26,677
60-89 days delinquent	379	7,223	7,602	3	7,605
90 days or more delinquent	1,253	62,473	63,726	191	63,917
Total past due	2,148	95,587	97,735	464	98,199
Total current loans	30,209	3,072,116	3,102,325	9,034	3,111,359
Total mortgage loans	$32,357	$3,167,703	$3,200,060	$9,498	$3,209,558

	December 31, 2020
	Conventional Loans Originated Prior to 2004	Conventional Loans Originated in 2016-2020	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$113	$26,500	$26,613	$459	$27,072
60-89 days delinquent	21	10,693	10,714	49	10,763
90 days or more delinquent	274	97,085	97,359	239	97,598
Total past due	408	134,278	134,686	747	135,433
Total current loans	7,746	3,273,438	3,281,184	9,994	3,291,178
Total mortgage loans	$8,154	$3,407,716	$3,415,870	$10,741	$3,426,611
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at June 30, 2021 and December 31, 2020 (dollars in thousands).

	June 30, 2021			December 31, 2020
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$980	$74	$1,054	$1,381	$64	$1,445
Serious delinquency rate (2)	2.0%	2.0%	2.0%	2.9%	2.2%	2.8%
Past due 90 days or more and still accruing interest (3)	$—	$191	$191	$—	$239	$239
Nonaccrual loans (4)	$83,509	$—	$83,509	$117,958	$—	$117,958
Troubled debt restructurings	$—	$—	$—	$—	$—	$—
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at June 30, 2021.

As of June 30, 2021, approximately $50,233,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $2,087,000 were 30 to 59 days past due, $2,307,000 were 60 to 89 days past due, and $45,839,000 were 90 days or more past due and in nonaccrual status. As of December 31, 2020, approximately $90,354,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $6,615,000 were 30 to 59 days past due, $6,724,000 were 60 to 89 days past due, and $77,015,000 were 90 days or more past due and in nonaccrual status. At June 30, 2021 and December 31, 2020, the Bank’s other assets included $313,000 and $300,000, respectively, of real estate owned.
The Bank individually reviews each seriously delinquent mortgage loan and each TDR for credit losses. At June 30, 2021 and December 31, 2020, the Bank did not have any TDRs related to mortgage loans. At these dates, the estimated value of the collateral securing each seriously delinquent loan, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the seriously delinquent mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions (taking into account the forecasted impact of the COVID-19 pandemic) and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at June 30, 2021 was $3,487,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	$3,632	$4,339	$3,925	$1,149
Adjustment to initially apply new credit loss accounting guidance	—	—	—	2,191
Provision (reversal) for credit losses	(145)	553	(438)	1,552
Balance, end of period	$3,487	$4,892	$3,487	$4,892

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $667 billion and $747 billion at June 30, 2021 and December 31, 2020, respectively. The Bank was the primary obligor on $53.0 billion and $59.2 billion (at par value), respectively, of these consolidated obligations.

 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2021 and December 31, 2020 (in thousands, at par value).

	June 30, 2021	December 31, 2020
Fixed-rate	$24,242,685	$11,492,355
Variable-rate
SOFR-indexed	14,089,625	24,419,625
LIBOR-indexed	—	1,000,000
Step-up	3,319,000	75,000
Total par value	$41,651,310	$36,986,980

At June 30, 2021 and December 31, 2020, 78 percent and 40 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2021 and December 31, 2020, by contractual maturity (dollars in thousands):

	June 30, 2021		December 31, 2020
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$14,125,165	0.35%	$21,392,110	0.37%
Due after one year through two years	7,711,610	0.71	12,236,725	0.46
Due after two years through three years	1,961,600	0.96	1,419,695	2.25
Due after three years through four years	3,120,935	0.76	799,975	1.99
Due after four years through five years	7,692,000	0.78	513,475	1.44
Due after five years	7,040,000	1.24	625,000	1.74
Total par value	41,651,310	0.70%	36,986,980	0.55%

Premiums	5,879		620
Discounts	(388)		(366)
Debt issuance costs	(2,150)		(2,882)
Hedging adjustments	(39,208)		128,369
Total	$41,615,443		$37,112,721

At June 30, 2021 and December 31, 2020, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2021	December 31, 2020
Non-callable bonds	$22,534,515	$34,861,980
Callable bonds	19,116,795	2,125,000
Total par value	$41,651,310	$36,986,980

The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2021 and December 31, 2020, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2021	December 31, 2020
Due in one year or less	$32,059,960	$23,302,110
Due after one year through two years	8,543,610	11,751,725
Due after two years through three years	646,305	1,374,695
Due after three years through four years	376,435	459,975
Due after four years through five years	25,000	98,475
Total par value	$41,651,310	$36,986,980

     Discount Notes. At June 30, 2021 and December 31, 2020, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

June 30, 2021	$11,371,181	$11,371,694	0.03%

December 31, 2020	$22,171,296	$22,175,690	0.09%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$63,153	$57,247
AHP assessment	8,434	13,175
Grants funded, net of recaptured amounts	(12,361)	(10,553)
Balance, end of period	$59,226	$59,869

Note 12—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of June 30, 2021 or December 31, 2020.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of June 30, 2021 and December 31, 2020 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
June 30, 2021

Assets

Derivatives
Bilateral derivatives	$32,165	$(25,695)	$6,470	$(5,680)	(2)	$790
Cleared derivatives	6,260	(6,260)	—	—		—
Total derivatives	38,425	(31,955)	6,470	(5,680)		790
Securities purchased under agreements to resell	6,250,000	—	6,250,000	(6,250,000)		—
Total assets	$6,288,425	$(31,955)	$6,256,470	$(6,255,680)		$790

Liabilities

Derivatives
Bilateral derivatives	$419,662	$(392,321)	$27,341	$—		$27,341
Cleared derivatives	28,086	(6,846)	21,240	(21,240)	(3)	—
Total liabilities	$447,748	$(399,167)	$48,581	$(21,240)		$27,341

December 31, 2020

Assets

Derivatives
Bilateral derivatives	$31,103	$(23,128)	$7,975	$(7,550)	(2)	$425
Cleared derivatives	6,866	(6,866)	—	—		—
Total derivatives	37,969	(29,994)	7,975	(7,550)		425
Securities purchased under agreements to resell	1,000,000	—	1,000,000	(1,000,000)		—
Total assets	$1,037,969	$(29,994)	$1,007,975	$(1,007,550)		$425

Liabilities

Derivatives
Bilateral derivatives	$490,387	$(478,935)	$11,452	$—		$11,452
Cleared derivatives	20,472	(6,875)	13,597	(13,597)	(3)	—
Total liabilities	$510,859	$(485,810)	$25,049	$(13,597)		$11,452
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties.
(3)Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $591,005,000 and $723,903,000 at June 30, 2021 and December 31, 2020, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
At inception, the Bank formally documents the relationships between derivatives designated as hedging instruments and their hedged items, its risk management objectives and strategies for undertaking the hedge transactions, and its method for assessing the effectiveness of the hedging relationships. For fair value hedges, this process includes linking the derivatives to: (1) specific assets and liabilities on the statements of condition or (2) firm commitments. For cash flow hedges, this process includes linking the derivatives to forecasted transactions. The Bank also formally assesses (both at the inception of the hedging relationship and on a monthly basis thereafter) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items or the cash flows associated with forecasted transactions and whether those derivatives may be expected to remain highly effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.
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
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank entered into interest rate cap agreements, only one of which remained outstanding at June 30, 2021. These derivatives are treated as economic hedges.
All of the Bank's available-for-sale securities are fixed-rate agency and other highly rated debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
The Bank's trading securities include fixed-rate U.S. Treasury Notes. To convert its fixed-rate U.S. Treasury Notes to a short-term floating rate, the Bank has, at times, entered into fixed-for-floating interest rate exchange agreements that were primarily indexed to the overnight index swap ("OIS") rate. These derivatives were treated as economic hedges.
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
Changes in the fair value of a derivative that is effective as — and that is designated and qualifies as — a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect gains or losses on firm commitments), are recorded in current period earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the fair value hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is commonly known as the “long-haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The Bank considers hedges of committed advances to be eligible for the shortcut method of accounting as long as the settlement of the committed advance occurs within the shortest period possible for that type of instrument based on market settlement conventions, the fair value of the swap is zero at the inception of the hedging relationship, and the transaction meets all of the other criteria for shortcut accounting specified in U.S. GAAP. The Bank has defined the market settlement convention to be five business days or less for advances.
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
An economic hedge is defined as a derivative hedging specific or non-specific assets or liabilities that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s Enterprise Market Risk Management Policy. These hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability as changes in the fair value of a derivative designated as an economic hedge are recorded in current period earnings with no offsetting fair value adjustment to an asset or liability. Both the net interest income/expense and the fair value changes associated with derivatives in economic hedging relationships are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.”
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
The Bank discontinues hedge accounting prospectively when: (1) management determines that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that a forecasted transaction will occur within the originally specified time frame; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at June 30, 2021 and December 31, 2020 (in thousands).

	June 30, 2021			December 31, 2020
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$10,572,664	$—	$311,142	$13,040,960	$80	$460,394
Available-for-sale securities (1)	15,059,110	3,165	35,167	15,190,599	4,536	36,737
Consolidated obligation bonds (1)	21,310,615	19,993	91,540	4,642,925	17,405	1,534
Consolidated obligation discount notes (2)	1,066,000	—	1,812	1,066,000	—	1,057
Total derivatives designated as hedging instruments	48,008,389	23,158	439,661	33,940,484	22,021	499,722
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	261,000	—	4,329	380,000	1	7,580
Available-for-sale securities	3,107	—	5	3,126	—	3
Mortgage loans held for portfolio	436,800	500	495	318,350	174	240
Consolidated obligation bonds	80,000	293	—	—	—	—
Trading securities	—	—	—	1,150,000	5	17
Intermediary transactions	102,019	5,649	2,212	126,362	7,410	2,799
Other	1,425,000	1,501	1,046	1,425,000	841	497
Interest rate swaptions related to mortgage loans held for portfolio	600,000	7,293	—	1,280,000	7,376	—
Mortgage delivery commitments	45,342	31	—	21,569	140	—
Interest rate caps
Held-to-maturity securities	250,000	—	—	250,000	—	—
Intermediary transactions	80,000	—	—	80,000	1	1
Total derivatives not designated as hedging instruments	3,283,268	15,267	8,087	5,034,407	15,948	11,137
Total derivatives before collateral and netting adjustments	$51,291,657	38,425	447,748	$38,974,891	37,969	510,859

Cash collateral and related accrued interest		(5,120)	(371,746)		(9,798)	(465,606)
Cash remitted in excess of variation margin requirements		586	—		8	—
Netting adjustments		(27,421)	(27,421)		(20,204)	(20,204)
Total collateral and netting adjustments (3)		(31,955)	(399,167)		(29,994)	(485,810)
Net derivative balances reported in statements of condition		$6,470	$48,581		$7,975	$25,049
_____________________________
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three and six months ended June 30, 2021 and 2020 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended June 30, 2021

Total amount of the financial statement line item	$28,322	$24,258	$(17,590)	$(7,039)	$(37,934)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(60,883)	$(187,992)	$132,798	$—	$—
Hedged items	35,965	108,954	(78,780)	—	—
Net gains (losses) on fair value hedging relationships	$(24,918)	$(79,038)	$54,018	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(5,562)	$5,562
Recognized in OCI	—	—	—	—	(20,054)
Net losses on cash flow hedging relationships	$—	$—	$—	$(5,562)	$(14,492)

Three Months Ended June 30, 2020

Total amount of the financial statement line item	$100,443	$74,830	$(63,860)	$(54,334)	$79,127

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(125,199)	$(136,404)	$21,360	$—	$—
Hedged items	119,262	103,046	15,200	—	—
Net gains (losses) on fair value hedging relationships	$(5,937)	$(33,358)	$36,560	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(3,162)	$3,162
Recognized in OCI	—	—	—	—	(10,896)
Net losses on cash flow hedging relationships	$—	$—	$—	$(3,162)	$(7,734)

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Six Months Ended June 30, 2021

Total amount of the financial statement line item	$61,666	$75,052	$(41,220)	$(16,381)	$174,138

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$147,805	$314,756	$(82,830)	$—	$—
Hedged items	(198,034)	(446,087)	167,578	—	—
Net gains (losses) on fair value hedging relationships	$(50,229)	$(131,331)	$84,748	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(11,019)	$11,019
Recognized in OCI	—	—	—	—	29,910
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(11,019)	$40,929

Six Months Ended June 30, 2020

Total amount of the financial statement line item	$261,356	$139,795	$(217,804)	$(169,116)	$(270,882)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(668,966)	$(1,262,373)	$172,023	$—	$—
Hedged items	670,027	1,184,397	(123,060)	—	—
Net gains (losses) on fair value hedging relationships	$1,061	$(77,976)	$48,963	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(4,178)	$4,178
Recognized in OCI	—	—	—	—	(106,629)
Net losses on cash flow hedging relationships	$—	$—	$—	$(4,178)	$(102,451)

For the three and six months ended June 30, 2021 and 2020, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At June 30, 2021, $22,248,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 8.6 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of June 30, 2021 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
June 30, 2021
Advances	$10,971,265	$366,706	$5,582	$372,288
Available-for-sale securities	16,023,022	850,707	(929)	849,778
Consolidated obligation bonds	(21,259,787)	40,139	(931)	39,208

December 31, 2020
Advances	$13,621,492	$567,408	$3,846	$571,254
Available-for-sale securities	16,615,401	1,296,845	(980)	1,295,865
Consolidated obligation bonds	(5,244,262)	(127,192)	(1,178)	(128,370)
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands).

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	Other Income (Loss) for the		Other Income (Loss) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Interest rate swaps	$13,474	$9,199	$(2,602)	$2,133
Net interest income (expense) on interest rate swaps	2,228	(9,801)	1,512	(12,685)
Interest rate swaptions	(14,123)	(270)	3,151	6,556
Interest rate caps	—	(2)	—	—
Mortgage delivery commitments	(697)	3,909	(1,879)	6,294
Total net gains related to derivatives not designated as hedging instruments	882	3,035	182	2,298
Price alignment amount on variation margin for daily settled derivative contracts(1)	—	2	—	22
Net gains on derivatives and hedging activities reported in other income (loss)	$882	$3,037	$182	$2,320
_____________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. Approximately 46 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of June 30, 2021, the notional balance of cleared transactions outstanding totaled $23.5 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of June 30, 2021, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $27.7 billion and $0.1 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.

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

Note 14—Capital
At all times during the six months ended June 30, 2021, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,016,185	$3,576,332	$1,006,191	$3,523,489
Total capital	$2,345,086	$3,576,332	$2,596,501	$3,523,489
Total capital-to-assets ratio	4.00%	6.10%	4.00%	5.43%
Leverage capital	$2,931,358	$5,364,498	$3,245,626	$5,285,234
Leverage capital-to-assets ratio	5.00%	9.15%	5.00%	8.14%
Beginning in February 2020, the Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the applicable month ends in 2021 and 2020.
Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2020, subject to a minimum of $1,000 and a maximum of $7,000,000. Through June 30, 2021, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below.
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the six months ended June 30, 2021, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 29, 2021 and June 25, 2021, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 29, 2021 and June 25, 2021, the Bank repurchased surplus stock totaling $56,889,000 and $35,836,000, respectively, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 29, 2021 and June 25, 2021, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $7,008,000 and $1,000, respectively.
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

Note 15—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and limited life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$10	$9	$20	$18
Interest cost	5	5	10	10
Amortization of prior service cost	5	5	10	10
Amortization of net actuarial gain	(17)	(20)	(34)	(40)
Net periodic benefit cost (credit)	$3	$(1)	$6	$(2)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the six months ended June 30, 2021 and 2020, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2021 and December 31, 2020. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of June 30, 2021 and December 31, 2020, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2021 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$188,954	$188,954	$188,954	$—		$—		$—
Interest-bearing deposits	585,220	585,220	—	585,220		—		—
Securities purchased under agreements to resell	6,250,000	6,250,000	—	6,250,000		—		—
Federal funds sold	3,484,000	3,484,000	—	3,484,000		—		—
Trading securities (1)	2,766,210	2,766,210	—	2,766,210		—		—
Available-for-sale securities (1)	16,327,597	16,327,597	—	16,327,597		—		—
Held-to-maturity securities	739,004	752,723	—	707,770	(2)	44,953	(3)	—
Advances	24,922,369	24,989,724	—	24,989,724		—		—
Mortgage loans held for portfolio, net	3,206,071	3,259,031	—	3,259,031		—		—
Accrued interest receivable	93,497	93,497	—	93,497		—		—
Derivative assets (1)	6,470	6,470	—	38,425		—		(31,955)
Other assets held at fair value (1)	16,434	16,434	16,434	—		—		—

Liabilities:
Deposits	1,625,912	1,625,912	—	1,625,912		—		—
Consolidated obligations
Discount notes	11,371,181	11,370,611	—	11,370,611		—		—
Bonds	41,615,443	41,664,682	—	41,664,682		—		—
Mandatorily redeemable capital stock	6,690	6,690	6,690	—		—		—
Accrued interest payable	67,454	67,454	—	67,454		—		—
Derivative liabilities (1)	48,581	48,581	—	447,748		—		(399,167)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of June 30, 2021.
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

Note 17—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At June 30, 2021, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $614 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At June 30, 2021 and December 31, 2020, the Bank had commitments to make additional advances totaling approximately $3,612,000 and $7,161,000, respectively. In addition, outstanding standby letters of credit totaled $21,395,723,000 and $22,402,688,000 at June 30, 2021 and December 31, 2020, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At June 30, 2021 and December 31, 2020, the Bank had outstanding standby bond purchase agreements totaling $939,902,000 and $709,300,000, respectively. At June 30, 2021, standby bond purchase agreements totaling $170,322,000, $221,223,000, $48,306,000, $246,558,000, and $253,493,000 expire in 2022, 2023, 2024, 2025 and 2026, respectively. The Bank was not required to purchase any bonds under these agreements during the six months ended June 30, 2021 or the year ended December 31, 2020.
At June 30, 2021 and December 31, 2020, the Bank had commitments to purchase conventional mortgage loans totaling $45,342,000 and $21,569,000, respectively, from certain of its members that participate in the MPF program.
At June 30, 2021, the Bank had commitments to issue $490,000,000 (par value) of consolidated obligation bonds, all of which were hedged with interest rate swaps. The Bank did not have any commitments to issue consolidated obligation bonds at December 31, 2020. In addition, at June 30, 2021 and December 31, 2020, the Bank had commitments to issue $40,288,000 and $521,760,000 (par value), respectively, of consolidated obligation discount notes, none of which were hedged.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of June 30, 2021 and December 31, 2020, the Bank had pledged cash collateral of $373,135,000 and $466,068,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of June 30, 2021 and December 31, 2020, the Bank had pledged securities with carrying values (and fair values) of $612,245,000 and $737,500,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the six months ended June 30, 2021 or 2020.
During the six months ended June 30, 2021 and 2020, interest expense on borrowings from other FHLBanks totaled $39 and $456, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2021 and 2020 (in thousands).

	Six Months Ended June 30,
	2021	2020
Balance at January 1,	$—	$—
Borrowings from FHLBank of Indianapolis	20,000	20,000
Repayments to FHLBank of Indianapolis	(20,000)	(20,000)
Balance at June 30,	$—	$—
Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and six months ended June 30, 2021 and 2020 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended June 30, 2021
Balance at April 1, 2021	$328,511	$(64,181)	$(5,889)	$891	$259,332
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	5,562	—	—	5,562
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(12)	(12)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(23,936)	—	—	—	(23,936)
Unrealized losses on cash flow hedges	—	(20,054)	—	—	(20,054)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	506	—	506
Total other comprehensive income (loss)	(23,936)	(14,492)	506	(12)	(37,934)
Balance at June 30, 2021	$304,575	$(78,673)	$(5,383)	$879	$221,398

Three Months Ended June 30, 2020
Balance at April 1, 2020	$(110,915)	$(132,911)	$(8,169)	$1,035	$(250,960)
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	3,162	—	—	3,162
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(15)	(15)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	86,277	—	—	—	86,277
Unrealized losses on cash flow hedges	—	(10,896)	—	—	(10,896)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	599	—	599
Total other comprehensive income (loss)	86,277	(7,734)	599	(15)	79,127
Balance at June 30, 2020	$(24,638)	$(140,645)	$(7,570)	$1,020	$(171,833)
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Six Months Ended June 30, 2021
Balance at January 1, 2021	$172,361	$(119,602)	$(6,402)	$903	$47,260
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	11,019	—	—	11,019
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(24)	(24)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	132,214	—	—	—	132,214
Unrealized gains on cash flow hedges	—	29,910	—	—	29,910
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,019	—	1,019
Total other comprehensive income (loss)	132,214	40,929	1,019	(24)	174,138
Balance at June 30, 2021	$304,575	$(78,673)	$(5,383)	$879	$221,398

Six Months Ended June 30, 2020
Balance at January 1, 2020	$144,833	$(38,194)	$(8,640)	$1,050	$99,049
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	4,178	—	—	4,178
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(30)	(30)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(169,471)	—	—	—	(169,471)
Unrealized losses on cash flow hedges	—	(106,629)	—	—	(106,629)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,070	—	1,070
Total other comprehensive income (loss)	(169,471)	(102,451)	1,070	(30)	(270,882)
Balance at June 30, 2020	$(24,638)	$(140,645)	$(7,570)	$1,020	$(171,833)
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of June 30, 2021, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2021 and December 31, 2020.

MEMBERSHIP SUMMARY
	June 30, 2021	December 31, 2020
Commercial banks	554	557
Credit unions	126	127
Savings institutions	54	55
Insurance companies	52	52
Community Development Financial Institutions	7	7
Total members	793	798
Housing associates	8	8
Non-member borrowers	2	3
Total	803	809
Community Financial Institutions (“CFIs”) (1)	523	537
_____________________________
(1)The figures shown reflect the number of institutions that were Community Financial Institutions as of June 30, 2021 and December 31, 2020 based upon the definitions of Community Financial Institutions that applied as of those dates.
For 2021, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2020, 2019 and 2018 of less than $1.239 billion. For 2020, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2019, 2018 and 2017 of less than $1.224 billion.
Financial Market Conditions
During the first half of 2021, economic growth in the United States continued to recover from the negative impact of the novel coronavirus known as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020. During 2020, COVID-19 caused significant economic and financial turmoil both in the U.S. and around the world. Although vaccinations are progressing, the pace of vaccination has slowed and the emergence of variants has caused the number of cases to once again increase in many parts of the United States. It is not possible at this time to estimate how long it will take to halt the spread of the virus. Many businesses in the Bank's district and across the U.S. were forced to shut down operations during 2020 in an attempt to slow the spread of the virus. Many of these previously closed businesses have now reopened while others have increased capacity, in many cases with some restrictions. The extent to which the COVID-19 pandemic affects the Bank's business will depend on many factors that remain uncertain and difficult to predict including, but not limited to, the duration, spread and severity of the pandemic; fiscal or monetary stimulus; the actions taken to contain the pandemic; and how quickly and to what extent normal economic and operating conditions can resume.
The gross domestic product increased at an annual rate of 6.5 percent during the second quarter of 2021, after increasing at an annual rate of 6.3 percent during the first quarter of 2021 and decreasing at an annual rate of 3.4 percent during 2020. The increases in the gross domestic product during the first half of 2021 reflected continued efforts to reopen businesses and resume activities that had been postponed or restricted due to COVID-19. The nationwide unemployment rate decreased from 6.7 percent at December 31, 2020 to 6.0 percent at March 31, 2021 and 5.9 percent at June 30, 2021, reflecting the improvement in economic activity since the beginning of the pandemic.
In an unscheduled meeting on March 15, 2020, the Federal Open Market Committee ("FOMC") lowered its target for the federal funds rate by 100 basis points to a range between 0 percent and 0.25 percent, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. Earlier in that same month in another unscheduled meeting, the FOMC had lowered its target for the federal funds rate by 50 basis points, to a range between 1.00 percent and 1.25 percent. The FOMC maintained the target for the federal funds rate at a range between 0 percent and 0.25 percent throughout the remainder of 2020 and the first half of 2021. At its scheduled meeting on July 27/28, 2021, the FOMC maintained the target for the federal funds rate at that range and stated that it expects to maintain this target range until labor market conditions have reached levels consistent with the FOMC’s assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time. With inflation having run persistently below its longer-run goal of 2 percent, the FOMC stated that it will aim to achieve inflation moderately above 2 percent for some time so that inflation averages 2 percent over time and longer-term inflation expectations remain well anchored at 2 percent.

In 2020, in response to the instability caused by the COVID-19 pandemic, the FOMC stated that, to support the smooth functioning of markets for Treasury securities and agency MBS that are central to the flow of credit to households and businesses, it would increase its holdings of Treasury securities by at least $500 billion and its holdings of agency MBS by at least $200 billion and would reinvest all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS. At its scheduled meeting on July 27/28, 2021, the FOMC stated that it will continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency MBS by at least $40 billion per month and will assess progress toward the FOMC’s maximum employment and price stability goals in future meetings.
Due to the dramatic increase in volatility across the global capital markets that occurred at the onset of the COVID-19 pandemic, the Federal Reserve also undertook a number of other emergency actions. Notably, the Federal Reserve increased substantially its provision of liquidity to the repo and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs, many of which expired on March 31, 2021. On July 28, 2021, the FOMC announced the establishment of two standing repurchase agreement facilities (a domestic facility and a repo facility for foreign and international monetary authorities), which are intended to support the effective implementation of monetary policy and smooth market functioning.
In the weeks before and after the FOMC's early March 2020 reduction in the federal funds target rate, interest rates declined significantly. The decline in interest rates abated somewhat during the second half of 2020, but interest rates remained low. During the first half of 2021, short-term interest rates continued to decline; however, longer term interest rates increased. The following table presents information on various market interest rates at June 30, 2021 and December 31, 2020 and various average market interest rates for the three and six-month periods ended June 30, 2021 and 2020.

	Ending Rate		Average Rate		Average Rate
	June 30, 2021	December 31, 2020	Second Quarter 2021	Second Quarter 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.25%	0.25%	0.82%
Average Effective Federal Funds Rate (2)	0.08%	0.09%	0.07%	0.06%	0.07%	0.66%
SOFR (1)	0.05%	0.07%	0.02%	0.05%	0.03%	0.63%
1-month LIBOR (1)	0.10%	0.14%	0.10%	0.35%	0.11%	0.89%
3-month LIBOR (1)	0.15%	0.24%	0.16%	0.60%	0.18%	1.07%
2-year LIBOR (1)	0.33%	0.20%	0.27%	0.32%	0.25%	0.74%
5-year LIBOR (1)	0.96%	0.43%	0.92%	0.42%	0.81%	0.80%
10-year LIBOR (1)	1.44%	0.93%	1.57%	0.69%	1.46%	1.01%
3-month U.S. Treasury (1)	0.05%	0.09%	0.03%	0.14%	0.04%	0.62%
2-year U.S. Treasury (1)	0.25%	0.13%	0.17%	0.19%	0.15%	0.63%
5-year U.S. Treasury (1)	0.87%	0.36%	0.84%	0.36%	0.73%	0.75%
10-year U.S. Treasury (1)	1.45%	0.93%	1.59%	0.69%	1.47%	1.02%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
Year-to-Date 2021 Summary
•The Bank ended the second quarter of 2021 with total assets of $58.6 billion compared with $64.9 billion at the end of 2020. The $6.3 billion decrease in total assets for the six months ended June 30, 2021 was attributable primarily to decreases in the Bank's advances ($7.6 billion), long-term investments ($0.6 billion) and mortgage loans held for portfolio ($0.2 billion), partially offset by an increase in the Bank's short-term liquidity portfolio ($2.1 billion).
•Total advances decreased from $32.5 billion at December 31, 2020 to $24.9 billion at June 30, 2021. For the six months ended June 30, 2021, the Bank's average advances were $29.8 billion.
•Mortgage loans held for portfolio decreased from $3.4 billion at December 31, 2020 to $3.2 billion at June 30, 2021.
•The Bank’s net income for the three and six months ended June 30, 2021 was $28.0 million and $75.9 million, as compared to $67.0 million and $118.5 million during the corresponding periods in 2020. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 62 of this report.

•At all times during the first six months of 2021, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $1.477 billion at June 30, 2021 from $1.408 billion at December 31, 2020. Retained earnings was 2.5 percent and 2.2 percent of total assets at June 30, 2021 and December 31, 2020, respectively.
•During the first six months of 2021, the Bank paid dividends totaling $7.2 million. The Bank’s first quarter 2021 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.15 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2020) and 1.15 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2020 plus 1.0 percent), respectively. The Bank’s second quarter 2021 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.12 percent (a rate equal to average one-month LIBOR for the first quarter of 2021) and 1.12 percent (a rate equal to average one-month LIBOR for the first quarter of 2021 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2021		2020
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$24,922,369	$25,621,279	$32,478,944	$34,292,478	$38,642,663
Investments (1)	30,152,031	25,187,292	25,660,696	28,049,888	32,000,053
Mortgage loans held for portfolio	3,209,558	3,210,422	3,426,611	3,711,099	4,024,500
Allowance for credit losses on mortgage loans	3,487	3,632	3,925	5,755	4,892
Total assets	58,627,159	61,113,776	64,912,526	66,295,853	74,959,803
Consolidated obligations — discount notes	11,371,181	13,336,683	22,171,296	26,739,876	35,978,006
Consolidated obligations — bonds	41,615,443	41,776,784	37,112,721	34,099,828	32,694,975
Total consolidated obligations(2)	52,986,624	55,113,467	59,284,017	60,839,704	68,672,981
Mandatorily redeemable capital stock(3)	6,690	6,811	13,864	13,810	6,803
Capital stock — putable	2,092,739	2,008,260	2,101,380	2,181,608	2,474,135
Unrestricted retained earnings	1,227,838	1,208,741	1,174,359	1,152,657	1,121,365
Restricted retained earnings	249,065	243,461	233,886	227,393	217,851
Total retained earnings	1,476,903	1,452,202	1,408,245	1,380,050	1,339,216
Accumulated other comprehensive income (loss)	221,398	259,332	47,260	(30,497)	(171,833)
Total capital	3,791,040	3,719,794	3,556,885	3,531,161	3,641,518
Dividends paid(3)	3,322	3,916	4,267	6,879	12,416
Income statement (for the quarter)
Net interest income after provision (reversal) for mortgage loan losses(4)	$51,162	$80,055	$74,831	$79,457	$110,099
Other income (loss)	5,656	(1,576)	107	(708)	(2,630)
Other expense	25,680	25,287	38,869	25,731	33,074
AHP assessment	3,115	5,319	3,607	5,305	7,441
Net income	28,023	47,873	32,462	47,713	66,954
Performance ratios
Net interest margin(4)(5)	0.34%	0.53%	0.46%	0.48%	0.53%
Net interest spread (4)(6)	0.33	0.52	0.45	0.45	0.49
Return on average assets	0.19	0.32	0.21	0.28	0.32
Return on average equity	2.95	5.37	3.64	5.44	6.99
Return on average capital stock (7)	5.39	9.54	5.93	8.36	9.68
Total average equity to average assets	6.43	6.05	5.64	5.17	4.57
Regulatory capital ratio(8)	6.10	5.67	5.43	5.39	5.10
Dividend payout ratio (3)(9)	11.85	8.18	13.14	14.42	18.54

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $667 billion, $696 billion, $747 billion, $820 billion and $916 billion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $53 billion, $55 billion, $59 billion, $61 billion and $69 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $8 thousand, $10 thousand, $31 thousand, $10 thousand and $30 thousand for the quarters ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively.
(4)Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by ($5.8 million), $19.5 million, $7.9 million, $4.6 million and $9.4 million for the quarters ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 62 of this report.
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

Legislative and Regulatory Developments
LIBOR Transition – 2021 ISDA Interest Rate Derivatives Definitions
On June 11, 2021, the International Swaps and Derivatives Association (“ISDA”) published the 2021 ISDA Interest Rate Derivatives Definitions ("2021 ISDA Definitions"), which will update and consolidate the frequently supplemented 2006 ISDA Definitions as the standard definitions for cleared and uncleared interest rate derivatives. The 2021 ISDA Definitions incorporate prior supplements to the 2006 ISDA Definitions in addition to other changes which were made to conform to updates in market practice and regulation. Both the 2006 ISDA Definitions (as supplemented effective January 25, 2021) and the 2021 ISDA Definitions contain ISDA-recommended fallbacks for interest rate derivatives referencing an Interbank Offered Rate, including U.S. Dollar LIBOR. ISDA has announced that implementation of the 2021 ISDA Definitions is expected to occur for clearing houses, trading venues and other market infrastructures between October 1, 2021 and October 4, 2021. While market participants may continue to use the current 2006 ISDA Definitions, ISDA will not incorporate any further supplements following implementation of the 2021 ISDA Definitions.
The future implementation of the 2021 ISDA Definitions is not expected to have a material impact on the Bank’s financial condition or results of operations.
Affordable Housing and Community Investment
Legislation was recently introduced in the U.S. Senate and U.S. House of Representatives which, if enacted in its proposed form, would require the FHLBanks to set aside a higher percentage of their earnings for their affordable housing and community investment programs than is currently required under law. The Bank is actively monitoring this proposal.

Financial Condition
The following table provides selected period-end balances as of June 30, 2021 and December 31, 2020, as well as selected average balances for the six-month period ended June 30, 2021 and the year ended December 31, 2020. As shown in the table, the Bank’s total assets decreased by 9.7 percent between December 31, 2020 and June 30, 2021, due primarily to decreases in the Bank's advances ($7.6 billion), long-term investments ($0.6 billion) and mortgage loans held for portfolio ($0.2 billion), partially offset by an increase in the Bank's short-term liquidity portfolio ($2.1 billion). As the Bank's assets decreased, the funding for those assets also decreased. During the six months ended June 30, 2021, total consolidated obligations decreased by $6.3 billion, as consolidated obligation discount notes decreased by $10.8 billion and consolidated obligation bonds increased by $4.5 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2021
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2020
Advances	$24,922	$(7,557)	(23.3)%	$32,479
Short-term liquidity holdings
Non-interest bearing excess cash balances	110	(2,990)	(96.5)%	3,100
Interest-bearing deposits	585	(174)	(22.9)%	759
Securities purchased under agreements to resell	6,250	5,250	525.0%	1,000
Federal funds sold	3,484	2,569	280.8%	915
Trading securities
U.S. Treasury Bills	2,557	(759)	(22.9)%	3,316
U.S. Treasury Notes	99	(1,773)	(94.7)%	1,872
Total short-term liquidity holdings	13,085	2,123	19.4%	10,962
Long-term investments
Trading securities (U.S. Treasury Note)	110	(3)	(2.7)%	113
Available-for-sale securities	16,328	(460)	(2.7)%	16,788
Held-to-maturity securities	739	(158)	(17.6)%	897
Total long-term investments	17,177	(621)	(3.5)%	17,798

Mortgage loans held for portfolio, net	3,206	(217)	(6.3)%	3,423
Total assets	58,627	(6,286)	(9.7)%	64,913

Consolidated obligations
Consolidated obligations — bonds	41,615	4,502	12.1%	37,113
Consolidated obligations — discount notes	11,371	(10,800)	(48.7)%	22,171
Total consolidated obligations	52,986	(6,298)	(10.6)%	59,284

Mandatorily redeemable capital stock	7	(7)	(50.0)%	14
Capital stock	2,093	(8)	(0.4)%	2,101
Retained earnings	1,477	69	4.9%	1,408

Average total assets	59,480	(12,448)	(17.3)%	71,928
Average capital stock	2,060	(373)	(15.3)%	2,433
Average mandatorily redeemable capital stock	10	(13)	(56.5)%	23

Advances
The Bank's advances balances (at par value) decreased by $7.4 billion (23 percent) during the first six months of 2021. Advances to commercial banks decreased $5.7 billion, contributing significantly to the overall decline in advances during the period. Texas Capital Bank, N.A. (the Bank's second largest borrower at December 31, 2020), Comerica Bank (the Bank's third largest borrower at December 31, 2020) and Origin Bank (the Bank's ninth largest borrower at December 31, 2020) reduced their advances by $1.0 billion, $2.8 billion and $0.7 billion, respectively, during the period. Advances outstanding to these institutions totaled $3.0 billion, $2.8 billion and $0.9 billion, respectively, at December 31, 2020. During this time, the level of liquidity in the financial markets was significantly elevated due in large part to the various initiatives that were undertaken by the Federal Reserve in response to the pandemic, which in turn dampened demand for the Bank's advances.
While it is difficult to predict the future level of advances, it is possible that the Bank's advances could continue to fall if the level of liquidity in the financial markets remains elevated. Additional U.S. government stimulus, if any, could further increase the already elevated level of liquidity which could, in turn, diminish even further the current subdued demand for the Bank's advances.
The following table presents advances outstanding, by type of institution, as of June 30, 2021 and December 31, 2020.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial banks	$13,713	56%	$19,415	61%
Insurance companies	6,775	28	7,111	22
Credit unions	2,407	10	3,316	10
Savings institutions	1,540	6	1,889	6
Community Development Financial Institutions	25	—	25	—
Total member advances	24,460	100	31,756	99
Housing associates	96	—	154	1
Non-member borrowers	1	—	5	—
Total par value of advances	$24,557	100%	$31,915	100%
Total par value of advances outstanding to CFIs (1)	$3,280	13%	$5,034	16%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of June 30, 2021 and December 31, 2020 based upon the definitions of CFIs that applied as of those dates.
At June 30, 2021, advances outstanding to the Bank’s five largest borrowers totaled $9.5 billion, representing 38.8 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2020 totaled $12.3 billion, representing 38.6 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2021.
FIVE LARGEST BORROWERS AS OF JUNE 30, 2021
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
American General Life Insurance Company	$3,148	12.8%
Texas Capital Bank, N.A.	2,000	8.1
Life Insurance Company of the Southwest	1,984	8.1
Simmons Bank	1,306	5.3
Hancock Whitney Bank	1,101	4.5
	$9,539	38.8%

The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2021 and December 31, 2020.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	June 30, 2021		December 31, 2020
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$17,632	71.8%	$21,963	68.8%
Adjustable/variable-rate indexed	5,877	23.9	8,821	27.6
Amortizing	1,048	4.3	1,131	3.6
Total par value	$24,557	100.0%	$31,915	100.0%
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

Short-Term Liquidity Holdings
At June 30, 2021, the Bank’s short-term liquidity holdings were comprised of $6.3 billion of overnight reverse repurchase agreements, $3.5 billion of overnight federal funds sold, $2.6 billion of U.S. Treasury Bills, $0.6 billion of overnight interest-bearing deposits, $0.1 billion of U.S. Treasury Notes and $0.1 billion of excess cash held at the Federal Reserve. At December 31, 2020, the Bank’s short-term liquidity holdings were comprised of $3.3 billion of U.S. Treasury Bills, $3.1 billion of excess cash held at the Federal Reserve, $1.9 billion of U.S. Treasury Notes, $1.0 billion of overnight reverse repurchase agreements, $0.9 billion of overnight federal funds sold and $0.8 billion of overnight interest-bearing deposits. All of the Bank's federal funds sold during the six months ended June 30, 2021 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties.
As of June 30, 2021, the Bank’s overnight federal funds sold consisted of $1.5 billion sold to counterparties rated double-A and $2.0 billion sold to counterparties rated single-A. At that same date, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance maturities and prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2020 10-K. For the six months ended June 30, 2021, the Bank's core mission asset ("CMA") ratio was 66.2 percent. In comparison, the Bank's CMA ratio was 67.7 percent for the year ended December 31, 2020.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at June 30, 2021 and December 31, 2020 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
June 30, 2021	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$3	$433	$110	$546	$3
GSE obligations	—	4,838	—	4,838	—
State housing agency obligations	110	—	—	110	110
Other	—	45	—	45	—
Total debentures	113	5,316	110	5,539	113

Mortgage-backed securities ("MBS") portfolio
GSE residential MBS	589	—	—	589	595
GSE commercial MBS	—	11,012	—	11,012	—
Non-agency residential MBS	37	—	—	37	45
Total MBS	626	11,012	—	11,638	640
Total long-term investments	$739	$16,328	$110	$17,177	$753

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2020	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$4	$441	$113	$558	$4
GSE obligations	—	5,032	—	5,032	—
State housing agency obligations	110	—	—	110	110
Other	—	46	—	46	—
Total debentures	114	5,519	113	5,746	114

Mortgage-backed securities portfolio
GSE residential MBS	740	—	—	740	744
GSE commercial MBS	—	11,269	—	11,269	—
Non-agency residential MBS	43	—	—	43	51
Total MBS	783	11,269	—	12,052	795
Total long-term investments	$897	$16,788	$113	$17,798	$909

The Bank did not acquire or sell any long-term investments during the six months ended June 30, 2021. During the six months ended June 30, 2021, proceeds from maturities and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $160 million and $131 million, respectively.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $10.8 billion as of June 30, 2021, which represented 301 percent of its total regulatory capital at that date. The Bank has not purchased any MBS since September 2019 and it does not intend to purchase additional MBS until such time that it has achieved, and is reasonably confident that it can maintain, a CMA ratio of 70 percent.
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
As further discussed in the section entitled "LIBOR Phase-Out" beginning on page 61 of this report, the Bank is no longer permitted to, among other things, purchase LIBOR-indexed investments which mature after December 31, 2021 or enter into financial liabilities or derivatives that reference LIBOR and which mature after December 31, 2021. As a result of this limitation, the Bank's consideration of future fixed-rate MBS and/or non-MBS purchases will take into account its ability to prudently mitigate interest rate risk through the use of consolidated obligations or derivatives that are indexed to an interest rate other than LIBOR (e.g., SOFR).
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of June 30, 2021, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 16 of this report).
As of June 30, 2021, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of other debentures, which were comprised of securities issued by the Private Export Funding Corporation ("PEFCO"), were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. Further, the Bank's holdings of state housing agency debentures were rated triple-A by Moody's and S&P.
All but one of the Bank’s non-agency residential MBS ("RMBS") are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of June 30, 2021. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$797	$797	$797	$765	$32
Single-A	2	6,030	6,030	6,030	5,908	122
Triple-B	2	2,028	2,028	2,028	2,010	18
Single-B	4	9,232	9,078	8,264	8,570	554
Triple-C	12	30,302	24,284	19,715	27,659	399
Not Rated	1	44	44	44	41	3
Total	22	$48,433	$42,261	$36,878	$44,953	$1,128
At June 30, 2021, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $5 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $44 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2020, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $6 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $50 million.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($0.6 billion par value at June 30, 2021) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2021, one-month LIBOR was 0.10 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.46 percent. The largest concentration of embedded effective caps ($0.5 billion) was between 6.00 percent and 6.5 percent. As of June 30, 2021, one-month LIBOR rates were 585 basis points below the lowest effective interest rate cap embedded in the CMO floaters.

Mortgage Loans Held For Portfolio
As of June 30, 2021 and December 31, 2020, mortgage loans held for portfolio (net of allowance for credit losses) were $3.2 billion and $3.4 billion, respectively, representing approximately 5.5 percent and 5.3 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its Participating Financial Institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $3.131 billion of the $3.140 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at June 30, 2021 were conventional loans, almost all of which were acquired since 2016. The remaining $9 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
During the three and six months ended June 30, 2021, the Bank acquired mortgage loans totaling $368 million ($360 million unpaid principal balance) and $548 million ($537 million unpaid principal balance), respectively. In comparison, the Bank acquired mortgage loans totaling $165 million ($159 million unpaid principal balance) and $592 million ($573 million unpaid principal balance) during the three and six months ended June 30, 2020. All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. The Bank’s mortgage loan purchases declined significantly beginning in the second quarter of 2020 as pricing became less attractive in the wake of the Federal Reserve's response to the COVID-19 pandemic. As pricing improved somewhat during the second quarter of 2021, the Bank's mortgage loan purchases increased, albeit not to the levels that existed immediately prior to the onset of the COVID-19 pandemic. With the significant decline in mortgage interest rates since the onset of the COVID-19 pandemic, mortgage prepayment activity has remained relatively high. During the three and six months ended June 30, 2021, mortgage loan prepayments totaled $0.3 billion and $0.7 billion, respectively, compared to $0.4 billion and $0.6 billion for the three and six months ended June 30, 2020.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $454,000 and $622,000 during the three months ended June 30, 2021 and 2020, respectively, and $944,000 and $1,264,000 during the six months ended June 30, 2021 and 2020, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $3,487,000 and $3,925,000 at June 30, 2021 and December 31, 2020, respectively.
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

Consolidated Obligations and Deposits
During the six months ended June 30, 2021, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $4.7 billion and its outstanding consolidated obligation discount notes (at par value) decreased by $10.8 billion. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2021 and December 31, 2020.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	June 30, 2021		December 31, 2020
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate
SOFR-indexed
Non-callable	$14,090	33.8%	$24,130	65.2%
Callable	—	—	290	0.8
LIBOR-indexed non-callable	—	—	1,000	2.7
Fixed-rate
Callable	15,828	38.0	1,820	5.0
Non-callable	8,414	20.2	9,672	26.1
Step-up
Callable	3,289	7.9	15	—
Non-callable	30	0.1	60	0.2
Total par value	$41,651	100.0%	$36,987	100.0%
During the first six months of 2021, the Bank issued $27.5 billion of consolidated obligation bonds and approximately $18.7 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing discount notes. At June 30, 2021 and December 31, 2020, discount notes comprised approximately 21 percent and 37 percent, respectively, of the Bank's total outstanding consolidated obligations. During the six months ended June 30, 2021, the Bank's bond issuance (based on trade date and par value) consisted of approximately $23.7 billion of swapped fixed-rate callable bonds (including step-up bonds), $4.1 billion of fixed-rate non-callable bonds (which were not swapped), and $0.1 billion of SOFR-indexed non-callable bonds.
The weighted average cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 20 basis points during the three months ended June 30, 2021, compared to LIBOR minus 18 basis points during the three months ended March 31, 2021 and LIBOR minus 40 basis points during the three months ended June 30, 2020. During the second quarter of 2020, the cost of consolidated bonds relative to LIBOR decreased markedly, primarily due to a substantial decrease in the cost of short-term bonds in combination with elevated LIBOR rates that existed early in that quarter. In addition, beginning in March 2020, in response to the COVID-19 outbreak, investor demand for high credit quality, fixed income investments, including the FHLBanks' consolidated obligations, generally increased relative to other investments. However, during that period, the spreads on FHLBank fixed-rate consolidated obligations widened relative to U.S. Treasury securities and fixed income market conditions became more challenging, with market participants favoring shorter-term obligations, including FHLBank discount notes. As conditions in the liquidity markets stabilized, the cost of the Bank's debt returned to approximately pre-pandemic levels by the end of the third quarter of 2020 and has remained relatively stable since that time.
Demand and term deposits were $1.6 billion at both June 30, 2021 and December 31, 2020. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.1 billion at both June 30, 2021 and December 31, 2020. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $2.1 billion and $2.4 billion for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.
Mandatorily redeemable capital stock outstanding at June 30, 2021 and December 31, 2020 was $6.7 million and $13.9 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At June 30, 2021 and December 31, 2020, the Bank’s five largest shareholders collectively held $526 million and $575 million, respectively, of capital stock, which represented 25.1 percent and 27.2 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2021.
FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2021
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
American General Life Insurance Company	$157,323	7.5%
Texas Capital Bank, N.A.	106,027	5.1
Hancock Whitney Bank	105,003	5.0
Security Service Federal Credit Union	84,027	4.0
Life Insurance Company of the Southwest	73,538	3.5
	$525,918	25.1%

As of June 30, 2021, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

The following table presents outstanding capital stock, by type of institution, as of June 30, 2021 and December 31, 2020.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	June 30, 2021		December 31, 2020
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,151	55%	$1,328	63%
Insurance companies	363	17	361	17
Credit unions	440	21	264	12
Savings institutions	138	7	147	7
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,093	100	2,101	99
Mandatorily redeemable capital stock	7	—	14	1
Total regulatory capital stock	$2,100	100%	$2,115	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. Through March 31, 2020, the activity-based investment requirement was 4.1 percent of outstanding advances, except for advances that were funded under the Bank's special reduced stock advances offering that ran from October 21, 2015 through December 31, 2015. The activity-based investment requirement for those advances was (and continues to be) 2.0 percent of the outstanding advances. At June 30, 2021, these advances totaled approximately $498 million. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.

On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement has been reduced from 4.1 percent to 2.0 percent for advances that: (1) are funded during the period from April 19, 2021 through December 31, 2021 and (2) have a maturity of 32 days or greater. For advances that were funded on or prior to April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement can be applied is $5.0 billion. If, at the time of funding an advance that would otherwise be eligible for the reduced capital stock investment requirement, the then outstanding balance of advances made pursuant to this offering totals $5 billion, then the standard capital stock investment requirement of 4.1 percent will apply. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during the period from April 1, 2020 through December 31, 2021. At June 30, 2021, advances outstanding under this program totaled approximately $3.2 billion.
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
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the six months ended June 30, 2021, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 29, 2021 and June 25, 2021, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 29, 2021 and June 25, 2021, the Bank repurchased surplus stock totaling $56.9 million and $35.8 million, respectively, none of which was classified as mandatorily redeemable capital stock at that date.
On March 29, 2021 and June 25, 2021, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $7.0 million and $1,000, respectively.
At June 30, 2021, the Bank’s excess stock totaled $730.5 million, which represented 1.25 percent of the Bank’s total assets as of that date.
During the six months ended June 30, 2021, the Bank’s retained earnings increased by $69 million, from $1.408 billion to $1.477 billion. During this same period, the Bank paid dividends on capital stock totaling $7.2 million, which represented a weighted average annualized dividend rate of 0.69 percent. These dividends were paid in the form of capital stock with any fractional shares paid in cash. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.15 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2020) and 1.15 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2020 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2020 through December 31, 2020, were paid on March 30, 2021. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.12 percent (a rate equal to average one-month LIBOR for the first quarter of 2021) and 1.12 percent (a rate equal to average one-month LIBOR for the first quarter of 2021 plus 1.0 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2021 through March 31, 2021, were paid on June 28, 2021.
The Bank is precluded from paying dividends in the form of capital stock if excess stock held by its shareholders is greater than 1 percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than 1 percent of the Bank’s total assets. Before and immediately after the payment of the dividends on June 28, 2021, excess stock was below 1 percent of the Bank's total assets. Excess stock increased significantly on June 30, 2021 due to the repayment of $4.4 billion of advances on that date, which correspondingly reduced the activity-based investment requirement that had been associated with those advances.
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
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2020 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At June 30, 2021, the Bank’s total risk-based capital requirement was $1.016 billion, comprised of credit risk, market risk and operations risk capital requirements of $198 million, $584 million and $234 million, respectively, and its permanent capital was $3.576 billion.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at June 30, 2021 or December 31, 2020. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the six months ended June 30, 2021, the Bank was in compliance with all of its regulatory capital requirements. At June 30, 2021, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 6.10 percent and 9.15 percent, respectively. The Bank's capital stock-to-assets ratio was 3.61 percent for the month ended June 30, 2021. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2021 and December 31, 2020, see “Item 1. Financial Statements” (specifically, Note 14 on page 32 of this report).
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

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2021 and December 31, 2020.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
June 30, 2021
Advances	$9,881	$692	$—	$261	$10,834
Investments	—	15,059	—	253	15,312
Mortgage loans held for portfolio	—	—	—	1,082	1,082
Consolidated obligation bonds	—	21,311	—	80	21,391
Consolidated obligation discount notes	—	—	1,066	—	1,066
Intermediary positions	—	—	—	182	182
Other	—	—	—	1,425	1,425
Total notional balance	$9,881	$37,062	$1,066	$3,283	$51,292
December 31, 2020
Advances	$12,294	$747	$—	$380	$13,421
Investments	—	15,191	—	1,403	16,594
Mortgage loans held for portfolio	—	—	—	1,620	1,620
Consolidated obligation bonds	—	4,643	—	—	4,643
Consolidated obligation discount notes	—	—	1,066	—	1,066
Intermediary positions	—	—	—	206	206
Other	—	—	—	1,425	1,425
Total notional balance	$12,294	$20,581	$1,066	$5,034	$38,975

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of June 30, 2021, the Bank had cleared trades outstanding with notional amounts totaling $23.5 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of June 30, 2021, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $27.7 billion.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2021.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	2	$309.0	$0.8	$(0.3)	$—	$0.5
Liability positions with credit exposure
Single-A	2	612.5	(13.8)	14.0	—	0.2
Triple-B	1	390.6	(8.2)	8.3	—	0.1
Cleared derivatives (3)	—	23,461.0	(21.8)	0.6	612.2	591.0
Total derivative positions with non-member counterparties to which the Bank had credit exposure	5	24,773.1	(43.0)	22.6	612.2	591.8
Asset positions without credit exposure	2	888.0	5.1	(5.8)	—	—
Liability positions without credit exposure(4)	10	25,494.2	(377.1)	350.4	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	12	26,382.2	(372.0)	344.6	—	—
Total non-member counterparties	17	51,155.3	(415.0)	$367.2	$612.2	$591.8

Member institutions
Interest rate exchange agreements (5)
Asset positions	5	51.0	5.6
Liability positions	1	40.0	—
Mortgage delivery commitments	—	45.4	—
Total member institutions	6	136.4	5.6
Total	23	$51,291.7	$(409.4)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of June 30, 2021.
(2)Includes amounts that had not settled as of June 30, 2021.
(3)Cleared derivatives with an aggregate notional principal balance of $5.9 billion were transacted with a clearinghouse rated double-A and cleared derivatives with an aggregate notional principal balance of $17.6 billion were transacted with a clearinghouse rated single-A.
(4)The figures for liability positions without credit exposure included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $1.9 billion.
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
On October 23, 2020, ISDA launched the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallbacks Protocol (“Protocol”). The Supplement amends ISDA’s standard definitions for interest rate derivatives to incorporate robust fallbacks for derivatives linked to certain interbank offered rates (“IBORs”). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both parties must adhere to the Protocol in order to effectively amend legacy derivative contracts or, alternatively, the parties must bilaterally agree to amended legacy contracts to address IBOR fallbacks. The Bank and all of its non-member bilateral derivative counterparties have adhered to the Protocol. On and after January 25, 2021, all new derivative contracts will be subject to the relevant IBOR fallbacks set forth in the Supplement. ISDA has stated that the FCA's announcement on March 5, 2021 constitutes an index cessation event under the Supplement and the Protocol and, as a result, the fallback spread adjustment published by Bloomberg was fixed as of the date of that announcement for all LIBOR settings.

The following table presents the Bank's LIBOR-indexed financial instruments by contractual maturity at June 30, 2021. Some of the Bank's derivatives contain call options which, if exercised, could result in earlier terminations. In addition, it is possible that some of the Bank's MBS holdings could be prepaid, reducing the balance of these investments maturing after June 30, 2023.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

	Six Months Ended December 31, 2021	Year Ended December 31, 2022	Six Months Ended June 30, 2023
				Thereafter	Total
Instruments with receipts indexed to LIBOR
Advances (par value)	$150	$—	$—	$—	$150
Investments (par value)
Non-MBS	—	1	—	37	38
MBS	—	—	—	639	639
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	285	1,451	487	17,175	19,398
Uncleared	473	380	44	7,865	8,762
Total par/notional amount	$908	$1,832	$531	$25,716	$28,987

Instruments with payments indexed to LIBOR
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	$650	$1,283	$538	$1,425	$3,896
Uncleared	200	136	21	559	916
Total par/notional amount	$850	$1,419	$559	$1,984	$4,812

At June 30, 2021, the Bank had outstanding standby bond purchase agreements totaling $939.9 million which expire in 2022, 2023, 2024, 2025 and 2026. Under the terms of these agreements, the Bank could be required to purchase and hold the subject bonds for a period of time. If this were to occur, the Bank would earn interest on the bonds at specified rates indexed to the greater of one-month LIBOR or the Federal Funds rate. The standby bond purchase agreements that expire after June 30, 2023 include fallback language in the event one-month LIBOR is no longer available after that date. For further discussion of these standby bond purchase agreements, see “Item 1. Financial Statements” (specifically, Note 17 on page 37 of this report).

Results of Operations
Net Income
Net income for the three months ended June 30, 2021 and 2020 was $28.0 million and $67.0 million, respectively. The Bank’s net income for the three months ended June 30, 2021 represented an annualized return on average capital stock (“ROCS”) of 5.39 percent. In comparison, the Bank’s ROCS was 9.68 percent for the three months ended June 30, 2020. Net income for the six months ended June 30, 2021 and 2020 was $75.9 million and $118.5 million, respectively. The Bank’s net income for the six months ended June 30, 2021 represented an annualized ROCS of 7.43 percent. In comparison, the Bank’s ROCS was 9.02 percent for the six months ended June 30, 2020. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended June 30, 2021 and 2020, the Bank’s income before assessments was $31.1 million and $74.4 million, respectively. As discussed in more detail below, the $43.3 million decrease in income before assessments from period to period was attributable to a $58.9 million decrease in net interest income after provision for mortgage loan losses, partially offset by a $8.2 million favorable change in other income (loss) and a $7.4 million decrease in other expense.
During the six months ended June 30, 2021 and 2020, the Bank’s income before assessments was $84.3 million and $131.7 million, respectively. As discussed in more detail below, the $47.4 million decrease in income before assessments from period to period was attributable to a $28.7 million decrease in other income and a $24.5 million decrease in net interest income after provision for mortgage loan losses, partially offset by $5.8 million decrease in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision for Mortgage Loan Losses
For the three months ended June 30, 2021, the Bank’s net interest income (after provision for mortgage loan losses) was $51.2 million compared to $110.1 million for the comparable period in 2020. The $58.9 million decrease in net interest income for the three months ended June 30, 2021, as compared to the corresponding period in 2020, was due largely to a decrease in the average balances of the Bank's interest-earning assets, as well as a $15.2 million unfavorable change in fair value hedge ineffectiveness from period to period. The Bank's average balance of interest-earning assets decreased from $84.7 billion during the three months ended June 30, 2020 to $58.9 billion during the comparable period in 2021.
For the six months ended June 30, 2021, the Bank’s net interest income (after provision for mortgage loan losses) was $131.2 million compared to $155.7 million for the comparable period in 2020. The $24.5 million decrease in net interest income for the six months ended June 30, 2021, as compared to the corresponding period in 2020, was due largely to a decrease in the average balances of the Bank's interest-earning assets from $78.8 billion during the six months ended June 30, 2020 to $59.2 billion during the comparable period in 2021. Net interest income was positively impacted by a $41.2 million favorable change in fair value hedge ineffectiveness from period to period (which, as further discussed below, is largely offset by mitigation activities undertaken by the Bank, the results of which are recorded in other income/loss).
For the three months ended June 30, 2021 and 2020, the Bank’s net interest margin was 34 basis points and 53 basis points, respectively. The Bank’s net interest margin was 44 basis points and 40 basis points for the six months ended June 30, 2021 and 2020, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 33 basis points and 49 basis points for the three months ended June 30, 2021 and 2020, respectively, and 43 basis points and 34 basis points for the six months ended June 30, 2021 and 2020, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended June 30, 2021 and 2020, the fair value hedge ineffectiveness amounts reported in net interest income reduced interest income on advances by $120,000 and $821,000, respectively, increased (reduced) interest income on available-for-sale securities by $(5,306,000) and $4,579,000, respectively, and increased (reduced) interest expense on consolidated obligations by $331,000 and $(5,665,000), respectively. In aggregate, these amounts increased (reduced) net interest income by $(5,757,000) and $9,423,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by $355,000 and $(1,686,000), respectively, increased (reduced) interest income on available-for-sale securities by $14,816,000 and $(28,689,000), respectively, and increased (reduced) interest expense on consolidated obligations by $1,464,000 and $(2,908,000), respectively. In aggregate, these amounts increased (reduced) net interest income by $13,707,000 and $(27,467,000) for the six months ended June 30, 2021 and 2020, respectively.
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
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) declined from 4 basis points and 6 basis points during the three and six months ended June 30, 2020, respectively, to 1 basis point during both the three and six months ended June 30, 2021. The decrease in the impact of non-interest bearing funds for the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, is primarily due to the decrease in short-term interest rates between the periods.
The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2021 and 2020.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$951	$1	0.10%	$2,545	$1	0.12%
Securities purchased under agreements to resell	69	—	0.05%	959	—	0.07%
Federal funds sold	3,586	—	0.07%	5,200	1	0.06%
Investments
Trading	4,418	2	0.15%	7,798	16	0.83%
Available-for-sale (3)	16,033	24	0.61%	17,653	75	1.70%
Held-to-maturity (3)	787	1	0.69%	1,130	3	1.05%
Advances (4)	29,866	29	0.40%	45,198	105	0.93%
Mortgage loans held for portfolio (5)	3,183	18	2.26%	4,172	28	2.69%
Total earning assets	58,893	75	0.51%	84,655	229	1.08%
Cash and due from banks	193			82
Other assets	205			307
Derivatives netting adjustment (2)	(425)			(662)
Fair value adjustment on available-for-sale securities (3)	327			(95)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(6)			(8)
Total assets	$59,187	75	0.51%	$84,279	229	1.09%
Liabilities and Capital
Interest-bearing deposits (2)	$1,826	—	0.02%	$1,583	—	0.04%
Consolidated obligations
Bonds	41,509	17	0.17%	36,537	64	0.70%
Discount notes	11,656	7	0.24%	41,850	54	0.52%
Mandatorily redeemable capital stock and other borrowings	39	—	—%	8	—	0.59%
Total interest-bearing liabilities	55,030	24	0.18%	79,978	118	0.59%
Other liabilities	778			1,111
Derivatives netting adjustment (2)	(425)			(662)
Total liabilities	55,383	24	0.18%	80,427	118	0.59%
Total capital	3,804			3,852
Total liabilities and capital	$59,187		0.17%	$84,279		0.56%
Net interest income		$51			$111
Net interest margin			0.34%			0.53%
Net interest spread			0.33%			0.49%
Impact of non-interest bearing funds			0.01%			0.04%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2021 and 2020 in the table above include $413 million and $636 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended June 30, 2021 and 2020 in the table above include $12 million and $26 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $97 million and $6 million of non-accruing loans for the three months ended June 30, 2021 and 2020, respectively.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$1,019	$1	0.11%	$2,285	$8	0.67%
Securities purchased under agreements to resell	95	—	0.08%	1,405	7	1.07%
Federal funds sold	3,411	1	0.08%	4,028	8	0.39%
Investments
Trading	4,608	7	0.31%	7,458	46	1.23%
Available-for-sale (3)	16,218	75	0.93%	17,308	140	1.62%
Held-to-maturity (3)	825	3	0.70%	1,160	9	1.63%
Advances (4)	29,782	65	0.44%	41,015	268	1.31%
Mortgage loans held for portfolio (5)	3,244	36	2.25%	4,178	62	2.97%
Total earning assets	59,202	188	0.64%	78,837	548	1.39%
Cash and due from banks	218			69
Other assets	208			286
Derivatives netting adjustment (2)	(430)			(500)
Fair value adjustment on available-for-sale securities (3)	288			15
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(6)			(8)
Total assets	$59,480	188	0.63%	$78,699	548	1.39%
Liabilities and Capital
Interest-bearing deposits (2)	$1,804	—	0.02%	$1,493	4	0.57%
Consolidated obligations
Bonds	38,960	41	0.21%	36,357	218	1.20%
Discount notes	14,631	16	0.22%	36,677	169	0.92%
Mandatorily redeemable capital stock and other borrowings	34	—	0.02%	7	—	1.13%
Total interest-bearing liabilities	55,429	57	0.21%	74,534	391	1.05%
Other liabilities	771			834
Derivatives netting adjustment (2)	(430)			(500)
Total liabilities	55,770	57	0.21%	74,868	391	1.04%
Total capital	3,710			3,831
Total liabilities and capital	$59,480		0.19%	$78,699		0.99%
Net interest income		$131			$157
Net interest margin			0.44%			0.40%
Net interest spread			0.43%			0.34%
Impact of non-interest bearing funds			0.01%			0.06%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2021 and 2020 in the table above include $418 million and $480 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the six months ended June 30, 2021 and 2020 in the table above include $12 million and $20 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $105 million and $7 million of non-accruing loans for the six months ended June 30, 2021 and 2020, respectively.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six-month periods ended June 30, 2021 and 2020. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2021 vs. 2020			June 30, 2021 vs. 2020
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$—	$—	$—	$(3)	$(4)	$(7)
Securities purchased under agreements to resell	—	—	—	(3)	(4)	(7)
Federal funds sold	(1)	—	(1)	(1)	(6)	(7)
Investments
Trading	(5)	(9)	(14)	(13)	(26)	(39)
Available-for-sale	(7)	(44)	(51)	(9)	(56)	(65)
Held-to-maturity	(1)	(1)	(2)	(2)	(4)	(6)
Advances	(28)	(48)	(76)	(59)	(144)	(203)
Mortgage loans held for portfolio	(6)	(4)	(10)	(12)	(14)	(26)
Total interest income	(48)	(106)	(154)	(102)	(258)	(360)
Interest expense
Interest-bearing deposits	—	—	—	1	(5)	(4)
Consolidated obligations
Bonds	8	(55)	(47)	14	(191)	(177)
Discount notes	(27)	(20)	(47)	(68)	(85)	(153)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(19)	(75)	(94)	(53)	(281)	(334)
Changes in net interest income	$(29)	$(31)	$(60)	$(49)	$23	$(26)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2021 and 2020.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income (expense) associated with:
Member/offsetting derivatives	$11	$24	$23	$56
Economic hedge derivatives related to advances	(133)	435	(292)	1,374
Economic hedge derivatives related to trading securities	(564)	(10,926)	(3,520)	(14,499)
Economic hedge derivatives related to available-for-sale securities	(9)	(5)	(18)	(8)
Economic hedge derivatives related to consolidated obligation bonds	280	—	336	—
Economic hedge derivatives related to consolidated obligation discount notes	—	—	—	(39)
Economic hedge derivatives related to mortgage loans held for portfolio	813	(166)	1,362	(480)
Other stand-alone economic hedge derivatives	1,830	837	3,621	911
Total net interest income (expense) associated with economic hedge derivatives	2,228	(9,801)	1,512	(12,685)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(418)	(4,146)	3,366	(11,883)
Available-for-sale securities	(21)	(19)	98	(252)
Trading securities	576	10,308	3,532	(12,797)
Mortgage loans held for portfolio	9,418	(422)	3,870	(9,329)
Consolidated obligation bonds	477	—	(45)	—
Consolidated obligation discount notes	—	—	—	24
Other stand-alone economic hedge derivatives	3,454	3,501	(13,398)	36,400
Interest rate swaptions related to mortgage loans held for portfolio	(14,123)	(270)	3,151	6,556
Mortgage delivery commitments	(697)	3,909	(1,879)	6,294
Interest rate caps related to held-to-maturity securities	—	(2)	—	—
Member/offsetting swaps and caps	(12)	(23)	(25)	(30)
Total fair value gains (losses) related to economic hedge derivatives	(1,346)	12,836	(1,330)	14,983
Price alignment amount on daily settled derivative contracts	—	2	—	22
Total net gains on derivatives and hedging activities	882	3,037	182	2,320
Net gains (losses) on trading securities	(465)	(11,974)	(6,906)	21,125
Net gains (losses) on other assets carried at fair value	720	1,352	1,209	(281)
Service fees	653	621	1,283	1,154
Letter of credit fees	3,613	3,732	7,304	7,324
Other, net	253	602	1,008	1,118
Total other	4,774	(5,667)	3,898	30,440
Total other income (loss)	$5,656	$(2,630)	$4,080	$32,760

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
Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and, currently, all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $38,000 and $(4,165,000) for the three months ended June 30, 2021 and 2020, respectively, and $3,419,000 and $(12,135,000) for the six months ended June 30, 2021 and 2020, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both June 30, 2021 and December 31, 2020, the notional balance of these derivatives totaled $425 million. For both the three months ended June 30, 2021 and 2020, the gains associated with these stand-alone economic hedge derivatives were $3.5 million. For the six months ended June 30, 2021 and 2020, the gains (losses) associated with these stand-alone economic hedge derivatives were $(13.4) million and $36.4 million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions were gains (losses) of $(4.7) million and $(0.7) million for the three months ended June 30, 2021 and 2020, respectively, and $7.0 million and $(2.8) million for the six months ended June 30, 2021 and 2020, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains/losses from the commitment date to the settlement date) were $(0.7) million and $3.9 million for the three months ended June 30, 2021 and 2020, respectively, and $(1.9) million and $6.3 million for the six months ended June 30, 2021 and 2020, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate swaps, caps and floors to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was $(12,000) and $(23,000) for the three months ended June 30, 2021 and 2020, respectively, and $(25,000) and $(30,000) for the six months ended June 30, 2021 and 2020, respectively.
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
Other
During the six months ended June 30, 2021 and 2020, the Bank held U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these investments were $(0.5) million and $(12.0) million for the three months ended June 30, 2021 and 2020, respectively, and $(6.9) million and $21.1 million for the six months ended June 30, 2021 and 2020, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes held in its short-term liquidity portfolio. For the three months ended June 30, 2021 and 2020, the gains associated with these stand-alone derivatives were $0.5 million and $10.3 million, respectively. The gains (losses) associated with these stand-alone derivatives were $3.5 million and $(12.8) million for the six months ended June 30, 2021 and 2020, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled $0.7 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $(0.3) million for the six months ended June 30, 2021 and 2020, respectively. The gains (losses) on the securities are offset by a corresponding increase (decrease) in amounts owed to participants in the deferred compensation plans, the expense (or credit) for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
Letter of credit fees totaled $3.6 million and $7.3 million for the three and six months ended June 30, 2021 compared to $3.7 million and $7.3 million for the corresponding periods in 2020. At June 30, 2021 and 2020, outstanding letters of credit totaled $21.4 billion and $22.1 billion, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; subsidies, grants and donations; derivative clearing fees; and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three and six months ended June 30, 2021, these expenses totaled $25.7 million and $51.0 million, respectively, compared to $33.1 million and $56.7 million, respectively, for the corresponding periods in 2020.
Compensation and benefits were $13.5 million and $27.2 million for the three and six months ended June 30, 2021, respectively, compared to $13.6 million and $25.2 million, respectively, for the corresponding periods in 2020. The changes in compensation and benefits for the six months ended June 30, 2021, as compared to the corresponding period in 2020, was due largely to changes in amounts due to employees under the Bank's non-qualified deferred compensation plans. These expenses were $1.3 million higher for the six months ended June 30, 2021, as compared to the corresponding period in 2020, due to an increase in the fair value of the assets associated with those plans in 2021 as compared to a decrease in 2020. In addition, compensation expenses increased during the six months ended June 30, 2021, as compared to the corresponding period in 2020 due to higher defined benefit plan expenses, higher medical costs and the impact of cost of living and merit adjustments, which were partially offset by lower employee separation costs. The Bank's average headcount was 204 and 201 employees for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, the Bank employed 204 people, an increase of 1 employee from December 31, 2020.
Other operating expenses for the three and six months ended June 30, 2021 were $8.8 million and $17.3 million, respectively, compared to $9.6 million and $18.8 million, respectively, for the corresponding periods in 2020. The decrease in other operating expenses for the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, resulted primarily from lower professional fees, independent contractor costs and transaction services fees associated with the Bank's mortgage loan program, partially offset by an increase in software costs. The decrease in transaction service fees was due to lower mortgage loan balances. These fees are paid to the FHLBank of Chicago as compensation for administering the MPF Program.
Subsidies, grants and donations were $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, compared to $7.1 million and $7.2 million, respectively, for the corresponding periods in 2020. In response to the COVID-19 pandemic, the Bank made available (during the three months ended June 30, 2020) $5.0 billion of below-market rate (or subsidized) advances at a cost to the Bank of $4.4 million. Further, during this same period, the Bank made $0.9 million in charitable contributions primarily to various food banks throughout the Bank's district and it funded $1.7 million in grants under its Partnership Grant Program, which was expanded to address pandemic relief efforts.
Derivative clearing fees were approximately $0.3 million for both the three months ended June 30, 2021 and 2020. Derivative clearing fees were $0.5 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $2.9 million and $5.6 million for the three and six months ended June 30, 2021, respectively, as compared to $2.5 million and $4.9 million, respectively, for the corresponding periods in 2020.

AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $3.1 million and $7.4 million for the three months ended June 30, 2021 and 2020, respectively, and $8.4 million and $13.2 million for the six months ended June 30, 2021 and 2020, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2020 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2021.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At June 30, 2021, the Bank’s short-term liquidity holdings were comprised of $6.3 billion of overnight reverse repurchase agreements, $3.5 billion of overnight federal funds sold, $2.6 billion of U.S. Treasury Bills, $0.6 billion of overnight interest-bearing deposits, $0.1 billion of U.S. Treasury Notes and $0.1 billion of excess cash held at the Federal Reserve.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the six months ended June 30, 2021 or 2020.
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
On and after December 31, 2020, the Finance Agency considers a FHLBank to have adequate reserves of liquid assets if the FHLBank maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2020, the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 20 percent and negative 35 percent, respectively. The Bank was in compliance with these liquidity requirements at all times during the six months ended June 30, 2021.
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
A summary of the Bank’s contractual cash obligations and off-balance-sheet lending-related financial commitments by due date or remaining maturity as of December 31, 2020 is provided in the 2020 10-K. There have been no material changes in the Bank’s contractual obligations outside the normal course of business during the six months ended June 30, 2021.

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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below entitled "Market Value of Equity," the Bank was in compliance with this limit at June 30, 2021, March 31, 2021 and December 31, 2020.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2020, March 31, 2021 and June 30, 2021. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2020	$3.636	$3.623	(0.36)%	$3.998	9.96%	$3.648	0.33%	$3.730	2.59%
March 2021	3.843	3.678	(4.29)%	4.005	4.22%	3.770	(1.90)%	3.916	1.90%
June 2021	3.884	3.787	(2.50)%	4.094	5.41%	3.849	(0.90)%	3.875	(0.23)%
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
ADJUSTED MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2020	$3.749	$3.627	(3.25)%	$3.917	4.48%	$3.685	(1.71)%	$3.892	3.81%
March 2021	3.885	3.679	(5.30)%	4.104	5.64%	3.782	(2.65)%	4.004	3.06%
June 2021	3.954	3.788	(4.20)%	4.055	2.55%	3.868	(2.18)%	4.021	1.69%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2020, March 31, 2021 and June 30, 2021.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2020	0.30	(0.34)	(0.04)	(0.42)	0.02	1.41	(5.46)	(5.45)
March 2021	0.44	(0.36)	0.08	1.71	2.31	2.80	(1.43)	(1.01)
June 2021	0.34	(0.32)	0.02	0.56	1.54	1.88	(2.96)	(5.99)
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
ADJUSTED DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2020	0.44	(0.34)	0.10	2.02	1.52	1.87	(2.25)	(2.04)
March 2021	0.51	(0.36)	0.15	2.71	2.81	2.94	0.10	0.78
June 2021	0.46	(0.32)	0.14	2.27	2.37	2.06	(0.59)	(3.21)
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

August 12, 2021	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document.
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
EX-104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL and contained in Exhibit 101.