Form 10-K
period 2021-12-31
Federal Home Loan Bank of Dallas
filed 2022-03-23
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	(214)	441-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 4, 2022, the registrant had 22,501,374 shares of its capital stock outstanding. As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $2.099 billion
Documents Incorporated by Reference: None.

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
The public purpose of the Bank is to promote housing, jobs and general prosperity through products and services that assist its members in providing affordable credit in their communities. The Bank’s primary business is to serve as a financial intermediary between the capital markets and its members. In its most basic form, this intermediation process involves raising funds by issuing debt in the capital markets and lending the proceeds to member institutions (in the form of loans known as advances) at rates that are slightly higher than the cost of the debt. The interest spread between the cost of the Bank’s liabilities and the yield on its assets, combined with the earnings on its invested capital, are the Bank’s primary sources of earnings. The Bank endeavors to manage its assets and liabilities in such a way that its net interest spread (excluding fair value hedge ineffectiveness) is consistent across a wide range of interest rate environments. The intermediation of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. These agreements, commonly referred to as derivatives or derivative instruments, are discussed below in the section entitled “Use of Interest Rate Exchange Agreements.”
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
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2021, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
Current and prospective shareholders and debtholders should understand that these credit ratings are not a recommendation to buy, hold or sell securities and they may be revised or withdrawn at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.
All members of the Bank are required to purchase capital stock in the Bank as a condition of membership and in proportion to their asset size and business activity with the Bank. The Bank’s capital stock is not publicly traded and all stock is owned by members of the Bank, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other obligations that remain outstanding or until any applicable stock redemption or withdrawal notice period expires.
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
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas (the "Ninth District"). The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2021, 2020 and 2019.

MEMBERSHIP SUMMARY

	December 31,
	2021	2020	2019
Commercial banks	552	557	565
Credit unions	126	127	122
Insurance companies	59	52	47
Savings institutions	54	55	54
Community Development Financial Institutions	7	7	7

Total members	798	798	795

Housing associates	8	8	8
Non-member borrowers	2	3	4

Total	808	809	807

Community Financial Institutions (“CFIs”) (1)	521	537	551
(1)The figures presented above reflect the number of members that were CFIs as of December 31, 2021, 2020 and 2019 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2021, approximately 65 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2021, CFIs were FDIC-insured institutions with average total assets as of December 31, 2020, 2019 and 2018 of less than $1.239 billion. For 2020 and 2019, the asset cap was $1.224 billion and $1.199 billion, respectively. For 2022, the asset cap is $1.323 billion.
As of December 31, 2021, 2020 and 2019, approximately 41.7 percent, 44.2 percent and 48.2 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed extensions of credit.

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
Interest Income
The Bank’s interest income is derived from advances, investment activities and mortgage loans held for portfolio. Each of these revenue sources is more fully described below. During the years ended December 31, 2021, 2020 and 2019, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2021	2020	2019
Advances (including prepayment fees)	34.3%	46.4%	50.3%
Investments	45.1	40.6	43.5
Mortgage loans held for portfolio	20.6	13.0	6.2
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$377,684	$791,313	$1,805,705
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
The Bank is required by the FHLB Act to obtain collateral that is sufficient, in the judgment of the Bank, to fully secure advances and other extensions of credit to members/borrowers. The Bank has not suffered any credit losses on advances since it was established in 1932. In accordance with the Bank’s Capital Plan, members and former members must hold Class B-2 capital stock in proportion to their outstanding advances and, beginning in April 2021, their outstanding letters of credit. In addition, members must hold Class B-1 capital stock to meet their membership investment requirement. Pursuant to the FHLB Act, the Bank has a lien upon and holds the Bank’s Class B-1 and Class B-2 capital stock owned by each of its shareholders as additional collateral for all of the respective shareholder’s obligations to the Bank.
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
As of December 31, 2021, 665 of the Bank’s borrowers/potential borrowers with a total of $17.4 billion in outstanding advances were on blanket lien status, 23 borrowers/potential borrowers with $3.1 billion in outstanding advances were on specific collateral only status and 120 borrowers/potential borrowers with $3.9 billion in outstanding advances were on custody status.

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
On at least a quarterly basis, the Bank obtains updated information relating to collateral pledged to the Bank by depository institution members/borrowers, including those on blanket lien status. This information is either obtained directly from the member/borrower or obtained by the Bank from appropriate regulatory filings. In addition, on a monthly basis or as otherwise requested by the Bank, members/borrowers on custody status and members/borrowers on specific collateral only status must update information relating to collateral pledged to the Bank. Bank personnel regularly verify the existence and eligibility of collateral securing advances to members/borrowers on blanket lien status and members/borrowers on specific collateral only status with respect to any collateral not delivered to the Bank. Members/borrowers on blanket lien status are subject to collateral verifications if in the prior 12-month period ending on November 30 the member/borrower relied on blanket lien collateral to support any of its outstanding obligations. The frequency and the extent of these collateral verifications depend on the average amount by which a member's/borrower’s outstanding obligations to the Bank during the 12-month period exceed the collateral value of its securities, loans and term deposits held by the Bank. Collateral verifications are not required for members/borrowers that have had no, or only a de minimis amount of, outstanding obligations to the Bank secured by a blanket lien during the prior 12-month period ending on November 30, are on custody status, or are on blanket lien status but at all times have delivered to the Bank or an approved custodian eligible loans, securities and term deposits with a collateral value in excess of the advances and other extensions of credit to the member/borrower.
As of December 31, 2021, the Bank’s outstanding advances (at par value) totaled $24.4 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 41.4 percent of the Bank’s total outstanding advances. Advances to the Bank’s three largest borrowers (American General Life Insurance Company, Texas Capital Bank, National Association and Life Insurance Company of the Southwest) represented 12.9 percent, 9.0 percent and 8.4 percent, respectively, of the Bank’s total outstanding advances as of December 31, 2021. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Offerings. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program, an Economic Development Program and a Disaster Relief Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects or projects that promote recovery efforts in communities that have been declared disaster areas by the Federal Emergency Management Agency ("FEMA"). CICA advances are made at rates below the rates the Bank charges on standard advances. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low- and very low-income households as further described below. As of December 31, 2021, the par value of advances outstanding under the CICA program totaled approximately $322.9 million, representing approximately 1.3 percent of the Bank’s total advances outstanding as of that date.
The Bank offers a Small Business Boost ("SBB") Program, which is designed to provide recoverable assistance to small businesses in their first few years of operation. SBB funds awarded to small businesses are disbursed through member institutions. In each of the years 2021, 2020 and 2019, the Bank made available $3 million for SBB loans. At December 31, 2021, $8.3 million of SBB loans were outstanding.
The Bank also offers an Affordable Housing Program (“AHP”) as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for low- and very low-income households. Each year, a portion of the amount set aside is typically allocated specifically for the Bank's Homebuyer Equity Leverage Partnership ("HELP") program, its Special Needs Assistance Program ("SNAP") and its Disaster Rebuilding Assistance ("DRA") program. HELP provides grant funds for down payment and closing cost assistance for eligible first-time homebuyers. SNAP provides grant funds to special needs homeowners for rehabilitation costs. The DRA program provides grant funds (for repair and construction costs that are not covered by insurance or federal or state emergency assistance) to low- and very low-income households in the Bank's member communities that have been declared disaster areas eligible for individual assistance by FEMA. For 2021, the Bank set aside from its 2020 AHP funds $4.5 million, $2.5 million and $0.5 million for HELP, SNAP and the DRA program, respectively. The calculation of the amount to be set aside for the Bank's AHP is further discussed below in the section entitled “AHP Assessments.” Each year, the Bank conducts a competitive application process to allocate the AHP funds set aside from the prior year’s earnings. Applications submitted by Bank members and their community partners are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications or in approved modifications thereto.
In addition, the Bank offers a Housing Assistance for Veterans ("HAVEN") program that is designed to provide grants to households of veterans or active service members who were disabled as a result of an injury during their active military service since September 11, 2001. For 2021, the Bank made available $0.3 million for the HAVEN program.
Further, the Bank offers a Partnership Grant Program ("PGP") which provides funding for the operational needs of community-based organizations ("CBOs"). CBOs include non-profit organizations involved in affordable housing, local community development funds and small business technical assistance providers. For 2021, the Bank made available $0.4 million for the PGP.
For 2022, the Bank has set aside from its 2021 AHP funds $4.0 million, $1.5 million and $0.75 million for HELP, SNAP and the DRA program, respectively. Funds available in 2022 for SBB, HAVEN and PGP are $3.0 million, $0.3 million and $0.4 million, respectively.
Standby Letters of Credit. The Bank’s credit services also include standby letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Standby letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2021 and 2020, outstanding standby letters of credit totaled $21.7 billion and $22.4 billion, respectively, of which $40 million and $247 million, respectively, had been issued or confirmed under the Bank’s CICA program as of those dates.
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
Interest Rate Swaps, Caps and Floors. The Bank currently offers interest rate swaps to its member institutions. The Bank has in the past and will likely again at some point in the future offer interest rate caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties which, if required, will be a third-party central clearinghouse. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2021 and 2020, the total notional amount of interest rate exchange agreements with members totaled $86 million and $103 million, respectively.
Standby Bond Purchase Agreements. The Bank offers standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank are specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank reserves the right to sell any bonds it purchases at any time, subject to any conditions the Bank agrees to in the standby bond purchase agreement. In November 2017, June 2018, December 2019, January 2020 and January 2021, the Bank entered into standby bond purchase agreements with a state housing finance agency located within its district. At December 31, 2021, the Bank had outstanding standby bond purchase agreements with this state housing finance agency totaling $914 million. To date, the Bank has never been required to purchase any bonds under these agreements. The Bank was not a party to any standby bond purchase agreements prior to 2017.
MPF Xtra. The Bank offers MPF Xtra® to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, which is discussed on pages 9-10 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of

Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2021, 2020 and 2019, $68.5 million, $338.8 million and $46.2 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans totaled $47,000, $237,000 and $32,000, respectively.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions, overnight reverse repurchase agreements, overnight interest-bearing deposits with highly rated domestic banks and U.S. Treasury Bills and Notes. At December 31, 2021, the Bank’s short-term investments were comprised of a $10.7 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $4.8 billion of overnight federal funds sold, $2.2 billion of U.S. Treasury Bills, $0.9 billion of overnight interest-bearing deposits, $0.5 billion of excess cash held at the Federal Reserve and $0.1 billion of U.S. Treasury Notes.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac); non-agency (i.e., private label) residential MBS; non-MBS debt instruments issued or guaranteed by the U.S. government or secured by U.S. government guaranteed obligations; non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System); and state housing agency obligations. The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2021, 2020 and 2019, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2021		2020		2019
	Amortized Cost	Percentage	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Commercial MBS	$10,123	64.3%	$11,182	63.4%	$10,628	59.2%
Debentures	4,471	28.4	4,951	28.1	5,501	30.6
Residential MBS	484	3.1	740	4.2	1,037	5.8
Government-guaranteed securities	521	3.3	545	3.1	556	3.1
Non-agency residential MBS	37	0.2	50	0.3	63	0.4
Other	113	0.7	155	0.9	155	0.9
Total	$15,749	100.0%	$17,623	100.0%	$17,940	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital at the time of purchase. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments, which, for investment securities, are included in the definition of amortized cost basis under accounting principles generally accepted in the United States of America ("U.S. GAAP"). Using this definition, the Bank's MBS holdings totaled $10.2 billion as of December 31, 2021, which represented 272 percent of its total regulatory capital at that date. Absent other balance sheet constraints imposed by the Finance Agency, the Bank attempts to maintain its investments in MBS at or close to the regulatory dollar limit which, as of December 31, 2021, was $11.3 billion.
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
In accordance with Finance Agency policy and regulations, total capital for purposes of determining the Bank’s MBS and non-MBS investment limitations excludes accumulated other comprehensive income (loss) and includes all amounts paid in for the Bank’s capital stock regardless of accounting classification (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Bank is not required to sell or otherwise reduce any investments that exceed these regulatory limits due to reductions in capital or increases in amortized historical cost that occur after the investments are made, but it is precluded from making additional investments that exceed these limits.
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
Acquired Member Assets ("AMA")
Through the MPF program, the Bank currently invests in conventional residential mortgage loans originated by its PFIs. The Bank previously purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) during the period from 1998 to mid-2003, and resumed acquiring conventional mortgage loans under this program in early 2016. All of the mortgage loans acquired during the period from 2016 to 2021 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. For the loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. Substantially all of the $3.4 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at December 31, 2021 were conventional loans acquired during the period from 2016 through 2021.
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
The PFI’s CE Obligation arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2021 did not include SMI. Under the AMA Regulation, any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable), rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
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
As of December 31, 2021 and 2020, MPF loans held for portfolio (net of allowance for credit losses) were $3.491 billion and $3.423 billion, respectively, representing approximately 5.5 percent and 5.3 percent, respectively, of the Bank’s total assets at each of those dates. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets. Currently, the Bank intends to continue to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.

Core Mission Achievement
On July 14, 2015, the Finance Agency issued an Advisory Bulletin ("AB 2015-05") that provides guidance to the FHLBanks regarding core mission achievement. As stipulated in AB 2015-05, the Finance Agency assesses each FHLBank’s core mission achievement by calculating the ratio of a FHLBank's primary mission assets (defined for this purpose as advances and mortgage loans held for portfolio) relative to its consolidated obligations (hereinafter referred to as the core mission asset or "CMA" ratio). On August 23, 2018, the Finance Agency issued an Advisory Bulletin that, among other things, allows each FHLBank (beginning January 1, 2019) to adjust its CMA ratio (as defined in AB 2015-05) by deducting from the ratio's denominator the FHLBank's holdings of U.S. Treasury securities with a remaining maturity no greater than 10 years that are classified as trading or available-for-sale. The CMA ratio is calculated for each calendar year using annual average par values.
AB 2015-05 also provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on the FHLBank's CMA ratio, which are:
•when the CMA ratio is 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining that level of core mission achievement;
•when the CMA ratio is at least 55 percent but less than 70 percent, the strategic plan should explain the FHLBank’s plans to increase its mission focus; and
•when the CMA ratio is below 55 percent, the strategic plan should include a robust explanation of the circumstances that caused the CMA ratio to be below that level, as well as a detailed description of the FHLBank's plans to increase the ratio. AB 2015-05 provides that if a FHLBank has a CMA ratio below 55 percent over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives as part of its strategic planning.
Currently, the Bank's core mission assets are comprised primarily of advances. For the years ended December 31, 2021, 2020 and 2019, the Bank's CMA ratio was 66.4 percent, 67.7 percent and 65.7 percent, respectively. As noted previously in the Acquired Member Assets section (and for reasons unrelated to AB 2015-05), the Bank began to purchase mortgage loans through the MPF Program in early 2016. Over time, mortgage loan purchases are expected to further increase the Bank's core mission assets, all other things being equal. For 2022, the Bank's goal is to achieve a CMA ratio of at least 70 percent (the "2022 CMA Goal").
Notwithstanding the negative impact that holding higher amounts of liquidity has on its CMA ratio, the Bank has at times maintained, and may continue from time to time to maintain higher balances of liquidity if short-term debt markets are volatile or if, in management's judgment, they are expected to become more volatile. Since late 2018, the Bank has used and it will likely continue to use to some extent U.S. Treasury securities to meet its liquidity requirements given the favorable treatment afforded such investments in the Bank's CMA ratio relative to other short-term investment alternatives.
The elevated levels of liquidity in the financial markets stemming from COVID-19 relief measures taken by the U.S. government dampened demand for the Bank's advances during the last nine months of 2020 and all of 2021. Further, during this same timeframe, the Bank's mortgage loans held for portfolio declined due to a combination of significant prepayment activity (due to historically low mortgage rates) and reduced purchase volumes (due to the Bank's less competitive mortgage pricing in the wake of the Federal Reserve's purchases of agency securities to support the flow of credit in the financial markets). The reductions in the Bank's advances and mortgage loans held for portfolio negatively impacted the Bank's CMA ratios in 2020 and 2021.
While difficult to achieve in the current economic environment, the Bank intends to continue to focus its efforts on growing its advances and mortgage loans held for portfolio to increase its CMA ratio. The level of liquidity in the financial markets and deposit levels at member institutions remain elevated which will complicate its efforts to grow advances in the near term. Recently, mortgage rates have begun to rise and if they continue to do so, mortgage prepayments would be expected to moderate. However, increasing mortgage rates, coupled with the recent rise in home prices, could lead to a reduction in mortgage loan originations by the Bank’s PFIs which, in turn, could reduce the Bank’s mortgage loan purchases. In 2021, the Bank’s average advances were significantly higher than the balances at the end of the second, third and fourth quarters due largely to intra-month borrowings by certain credit union members. Among other things, the achievement of the Bank’s 2022 CMA Goal will be dependent upon the continuation of these intra-month borrowings in similar amounts, which may or may not occur, and the Bank's ability to prudently manage the level and composition of its liquidity portfolio. Due to scheduled maturities, the Bank’s holdings of non-MBS debt obligations (excluding U.S. Treasury obligations) are expected to decline by approximately $1.2 billion over the course of 2022, which will incrementally increase its CMA ratio, all other things being equal. The Bank could also elect to reduce the size of its investment portfolio by selling assets, but this action would have the effect of reducing its future earnings. While the Bank does not currently plan to sell any long-term investments, it could elect to do so at some point in the future.

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
The Bank determines its participation in the issuance of consolidated obligations based upon, among other things, its own funding and operating requirements and the amounts, maturities, rates of interest and other terms available in the marketplace. In collaboration with the FHLBanks, the issuance terms for consolidated obligations are established by the Office of Finance, subject to policies established by its board of directors and the regulations of the Finance Agency. In addition, the Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the U.S. Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the way and time issued, and the selling price.
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
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted through securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding at a single price based on a Dutch auction format. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 39 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of 4 weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2021, 2020 or 2019.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2021, 2020 or 2019.
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
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $653 billion and $747 billion in consolidated obligations outstanding at December 31, 2021 and 2020, respectively. The Bank was the primary obligor on $55.8 billion and $59.2 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. At December 31, 2021 and 2020, the Bank had eligible assets free from pledge of $62.9 billion and $64.1 billion, respectively, compared to its participation in outstanding consolidated obligations of $55.8 billion and $59.2 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2021, 2020 and 2019.
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
Use of Interest Rate Exchange Agreements
Finance Agency regulations authorize and establish general guidelines for the FHLBanks’ use of derivative instruments, and the Bank’s Enterprise Market Risk Management Policy establishes specific guidelines for their use. The Bank can use interest rate swaps, swaptions, cap and floor agreements, calls, puts, and futures and forward contracts as part of its interest rate risk management and funding strategies. Regulations prohibit derivative instruments that do not qualify as hedging instruments pursuant to U.S. GAAP unless a non-speculative use is documented.
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
In addition, as discussed in the section above entitled “Products and Services,” the Bank offers interest rate exchange agreements to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties.
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
Capital
The Bank’s capital consists of capital stock owned by its members (and, in some cases, non-member borrowers or former members as described below), plus retained earnings and accumulated other comprehensive income (loss). Consistent with the FHLB Act and the Finance Agency's regulations, the Bank’s Capital Plan requires each member to own Class B stock (redeemable with five years’ written notice subject to certain restrictions) in an amount equal to the sum of a membership investment requirement and an activity-based investment requirement. Specifically, the Bank’s Capital Plan requires members to hold capital stock in proportion to their total asset size and borrowing activity with the Bank. Beginning April 19, 2021, members are also required to hold capital stock for letters of credit that are issued or renewed on and after that date.
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
Legislative and Regulatory Developments
Amendment to the Preferred Stock Purchase Agreement Between the U.S. Treasury and Fannie Mae
On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement ("PSPA"), which could impact PFIs that participate in the MPF Xtra program. Pursuant to the PSPA, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the amendment, which was to take effect January 1, 2022, the Finance Agency (acting as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans that Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. MPF Xtra loans sold by the FHLBank of Chicago to Fannie Mae utilize this cash window process. Based on MPF Xtra volumes across the FHLBank System, the PSPA amendment would significantly curtail MPF Xtra cash window sales. On September 14, 2021, the Finance Agency and the U.S. Treasury temporarily suspended certain provisions of the PSPA, including limits on Fannie Mae’s cash window limits, until at least September 14, 2022. While the amendment will negatively impact PFI’s ability to sell loans through the program unless a solution is developed, reduced volumes (and the resulting reduction in fees) would not be expected to have a significant impact on the Bank’s financial condition or results of operations.
LIBOR Transition – 2021 ISDA Interest Rate Derivatives Definitions
On June 11, 2021, the International Swaps and Derivatives Association (“ISDA”) published the 2021 ISDA Interest Rate Derivatives Definitions ("2021 ISDA Definitions"), which will update and consolidate the frequently supplemented 2006 ISDA Definitions as the standard definitions for cleared and uncleared interest rate derivatives. The 2021 ISDA Definitions incorporate prior supplements to the 2006 ISDA Definitions in addition to other changes which were made to conform to updates in market practice and regulation. Both the 2006 ISDA Definitions (as supplemented effective January 25, 2021) and the 2021 ISDA Definitions contain ISDA-recommended fallbacks for interest rate derivatives referencing an Interbank Offered Rate ("IBOR"), including U.S. Dollar LIBOR. While market participants may continue to use the current 2006 ISDA Definitions, ISDA will not incorporate any further supplements following implementation of the 2021 ISDA Definitions. The implementation of the 2021 ISDA Definitions is not expected to have a material impact on the Bank’s financial condition or results of operations.
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
FHLBank Membership
On September 9, 2021, the Finance Agency published a Supervisory Letter on FHLBank Membership Issues that covers five areas: (1) requirements for de novo Community Development Financial Institutions; (2) automatic transfers of membership; (3) large non-member institutions merging with small member institutions; (4) membership applicant’s compliance with the “financial condition” requirement; and (5) the definition of an insurance company. The Supervisory Letter is intended to provide uniform guidance to the FHLBanks regarding these specific membership issues. While the guidance provided by the Supervisory Letter is not expected to have a significant impact on the Bank’s existing membership, it could limit opportunities for future membership growth.

Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for FHLBank Advances
On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for Federal Home Loan Bank Advances. The Regulatory Interpretation, which became effective on December 13, 2021, addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior regulatory guidance which provided that mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation is not expected to have a significant impact on members’ pledged collateral.
Affordable Housing and Community Investment
In mid-2021, legislation was introduced in the U.S. Senate and U.S. House of Representatives which, if enacted, would require the FHLBanks to set aside a higher percentage of their earnings for their affordable housing and community investment programs than is currently required under law. As part of the congressional budget reconciliation process, a legislative proposal is currently under consideration that would require the FHLBanks to set aside 15 percent of their earnings for their affordable housing and community investment programs (currently, the FHLBanks are required to set aside 10 percent of their earnings for this purpose). The Bank is unable to predict whether legislation will be enacted and, if so, the amount by which the contribution rate would increase and the period over which the higher contribution rate would apply.
Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions
On February 25, 2022, the Financial Industry Regulatory Authority, Inc. (“FINRA”) extended, to October 26, 2022, the implementation date of its amendments to FINRA Rule 4210 which establish margin requirements for forward-settling transactions in the to be announced (“TBA”) market. When the margining requirements become effective, the Bank may be required to collateralize transactions that occur in the TBA market. In any event, the costs associated with those transactions are likely to increase.
COVID-19 Developments
In response to the COVID-19 pandemic, President Biden and, before him, President Trump (through executive orders), governmental agencies (including the SEC, Office of the Comptroller of the Currency ("OCC"), Federal Reserve Board ("FRB"), FDIC, National Credit Union Administration, Commodity Futures Trading Commission ("CFTC") and the Finance Agency), as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market and other effects arising from the pandemic, some of which may have a direct or indirect impact on the Bank and/or its members. To date, these actions have included, among many others, the enactment of the Coronavirus Aid, Relief, and Economic Security Act in March 2020 and the American Rescue Plan Act in March 2021. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.
Finance Agency Final Rule on FHLBank Housing Goals Amendments
On June 3, 2020, the Finance Agency issued a final rule which amends the FHLBank housing goals regulation. Enforcement of the final rule, which became effective on August 24, 2020, will phase in over three years beginning in 2021. The final rule replaced the four then-existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20 percent of any mortgage loans that are purchased in a calendar year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal. Under this provision of the final rule, a target level of 50 percent of a FHLBank’s members that are selling mortgage loans to the FHLBank in a calendar year must be small members. The final rule provides that a FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any mortgage loans during a calendar year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank. During the phase-in period, the Finance Agency will measure and monitor performance but will not impose a housing plan on FHLBanks that do not meet the housing goals. For any year after 2023, if the Finance Agency determines that a FHLBank has failed to meet any housing goal and the achievement of that housing goal was feasible, it may require the FHLBank to submit a housing plan for approval. Among other things, the housing plan would need to describe the specific actions that the FHLBank will take to achieve the housing goal for the next calendar year. It is possible that this rule could limit the Bank’s future purchase volumes. In addition, the rule could negatively impact PFI’s ability to sell loans to the Bank.

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
While the Bank is not a covered swap entity under the Prudential Margin Rules, it transacts its non-cleared derivatives with covered swap entities and it is likely that it will have an aggregate notional amount of non-cleared derivatives between $8 billion and $50 billion when the initial margin requirements become effective on September 1, 2022 (at December 31, 2021, the aggregate notional balance of the Bank's non-cleared derivatives was $30.5 billion). If the Bank's aggregate notional balance of its non-cleared derivatives is between $8 billion and $50 billion on September 1, 2022, its obligation to post initial margin would occur when its unmargined exposure (excluding legacy derivatives) exceeds $50 million on a counterparty-by-counterparty basis. Ultimately, these margining requirements are expected to increase the Bank’s costs of engaging in non-cleared derivatives. In addition, these margining requirements are likely to reduce the availability of non-cleared derivatives.
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
Workforce Profile. The Bank’s workforce is comprised almost entirely of corporate employees, all but one of whom is located in one office in Irving, Texas. As of December 31, 2021, the Bank had 196 full-time employees and 1 part-time employee, of which 59 percent were male and 41 percent were female. At that date, 54 percent of the Bank’s workforce was minority and 46 percent was non-minority, unchanged from December 31, 2020. As of December 31, 2020, the Bank had 201 full-time employees and 2 part-time employees, of which 57 percent were male and 43 percent were female. In 2021, the Bank's turnover rate approximated 15 percent, which represented an increase in comparison to 2020, when its employee turnover rate approximated 9 percent. The Bank is leanly staffed and its workforce has historically included a number of longer-tenured employees. The Bank strives to develop talent from within the organization and to supplement those efforts with external hires. The Bank believes that developing talent internally contributes to institutional strength and continuity and promotes loyalty and commitment among its employees, which furthers the Bank’s success. At the same time, adding new employees contributes to new ideas, continuous improvement, and the Bank’s goal of having a diverse and inclusive workforce. As of December 31, 2021, the average tenure of the Bank’s employees was 9 years. None of the Bank’s employees are subject to a collective bargaining agreement.
Total Rewards. The Bank seeks to attract, develop and retain talented employees to achieve its strategic business initiatives, enhance business performance and increase shareholder value. The Bank effects these objectives through a combination of benefits and employee wellness and development programs and by recognizing and rewarding performance. Specifically, the Bank’s programs include:
•Cash compensation that includes competitive salary and performance-based incentives
•Benefits – health insurance (including medical, dental, vision and prescription drug benefits), Teladoc Health services, health and dependent care flexible spending accounts, healthcare savings accounts with employer contribution, life and accidental death and dismemberment insurance, supplemental life insurance, short- and long-term disability, 401(k) retirement savings plan with employer match, deferred compensation program for highly compensated employees and, for a group of eligible employees, defined benefit pension benefits
•Wellness program – employee assistance program, exercise classes, onsite gym, smoothie and coffee bars
•Time away from work – time off for vacation, illness, personal, holiday and volunteer opportunities
•Culture – various employee resource/affinity groups, multiple cultural and inclusion initiatives, employee lounge with small meeting rooms, and outdoor meeting space with recreation activities
•Work/life balance – time off with full pay for bereavement, jury duty and court appearances; limited tuition reimbursement assistance for employees and their dependents and dependent tutoring through the Princeton Review
•Development programs and training – focused on leadership development, employee engagement, employee knowledge sharing, English as a Second Language, competency-based training and personal development programs, as well as a mentoring program, summer internship program, and fee reimbursement for external training programs.
The Bank’s Performance Management Program includes the use of Objectives and Key Results (“OKRs”) as well as annual performance reviews and quarterly discussions between managers and employees. The focus of the Performance Management Program is to encourage open dialogue between managers and employees to ensure that employees have the tools and training needed to do their best work.
The Bank is committed to the health, safety and wellness of its employees. In response to the COVID-19 pandemic, the Bank implemented significant operating environment changes, including safety protocols and procedures that it determined were in the best interests of the Bank’s employees. To that end, nearly all of the Bank’s employees worked remotely from mid-March 2020 to mid-March 2022. For the few employees that continued to work onsite during this period, additional safety measures were put in place. During the two years when employees were working remotely full time, the Bank conducted several employee surveys and numerous outreach activities to better understand employee needs and concerns. While working remotely, the Bank held weekly townhall meetings to share information and provide educational opportunities for employees, among other things. With the spread of the virus seemingly receding across most of the United States, substantially all of the Bank's employees returned to the office on March 22, 2022 under a hybrid work model. Initially, employees will work in the office at least two days per week and remotely the remaining days. Days that are designated as "office days" will be the same for all employees. Over time, the number of days that employees work in the office is expected to increase, barring an uptick in COVID-19 cases.
Diversity, Equity and Inclusion Program. Diversity, equity and inclusion is a strategic business priority for the Bank. The Bank’s diversity, equity and inclusion officer is a member of the executive management team who reports to the President and Chief Executive Officer and serves as a liaison to the Board of Directors. The Bank recognizes that diversity increases the capacity for innovation and creativity and that inclusion allows the Bank to: (i) leverage the unique perspectives of all employees and (ii) strengthen the Bank’s retention efforts. The Bank operationalizes its commitment to diversity, equity and inclusion through the development and execution of a 3-year diversity, equity and inclusion strategic plan that includes quantifiable metrics that are used to measure its performance. These performance metrics are regularly reported to executive management and the Board of Directors. The Bank offers various opportunities for its employees to connect and grow personally and professionally through its employee resource/affinity groups and it annually holds one or more events which, through various means, focus attention on diversity, equity and inclusion topics. The Bank considers learning to be an important component of its diversity, equity and inclusion strategy and, as such, it regularly offers related educational opportunities to its employees. The Bank evaluates inclusive behaviors as part of its annual employee performance reviews and it also includes diversity, equity and inclusion as a key component of its annual incentive program to ensure organizational focus and accountability.
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
Demand for advances increased markedly in March and the first half of April 2020 in response to the COVID-19 outbreak. During the latter part of April 2020, the Bank's advances began to decline and continued to do so at a relatively rapid rate throughout the remainder of 2020 and the first quarter of 2021. From March 31, 2020 to March 31, 2021, the Bank's advances declined by $21.3 billion, from $46.9 billion to $25.6 billion, which represented a 45 percent decline over that period. During the last nine months of 2021, the Bank's advances declined by an additional $1 billion, to $24.6 billion. Since the second quarter of 2020, the level of liquidity in the financial markets and deposit levels at member institutions have been significantly elevated due in large part to various initiatives that were undertaken by the Federal Reserve in response to the pandemic, which in turn has dampened demand for the Bank's advances. It is possible that the Bank's advances could fall further if the level of liquidity in the financial markets and deposit levels at member institutions remain elevated. Meanwhile, the Bank’s mortgage loan purchases declined significantly during the period from the second quarter of 2020 through the first quarter of 2021, as pricing became less attractive in the wake of the Federal Reserve's response to the pandemic. While the Bank's mortgage loan purchases started to increase in the second quarter of 2021, mortgage loan purchases have not, and are not expected to, increase significantly until the Federal Reserve's current stimulus efforts are curtailed.
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

ITEM 1A. RISK FACTORS
General Economic Conditions
The COVID-19 pandemic and related developments created substantial economic and financial disruptions and uncertainties, as well as operational challenges, which could increase our risk and adversely affect our business, financial condition, and results of operations.
The novel coronavirus known as COVID-19 was declared a global pandemic in March 2020. COVID-19, and the government and public actions taken in response to the pandemic, caused significant economic and financial turmoil both in the U.S. and around the world, and created substantial uncertainty about the economic environment. In addition, the COVID-19 pandemic and related developments resulted in substantial disruptions in the financial markets, including dramatic increases in market volatility.
Despite significant improvements in the overall U.S. economy as progress has been made to thwart the virus, uncertainty remains on the pace of the recovery going forward, reflecting concerns about the resurgence of the virus, vaccine distribution and vaccination rates, inflation and supply chain disruptions. The ultimate impact of the pandemic, including the timing and shape of the economic recovery or any potential economic downturn, remains highly uncertain. A prolonged economic downturn, or periods of significant economic and financial disruptions and uncertainties resulting from the COVID-19 pandemic could adversely affect the livelihood of MPF borrowers or members’ customers. Significant borrower defaults on loans made by our members could occur and these defaults could lead to member difficulties or member failures. If one or more member institutions fail, and if the value of the collateral pledged to secure advances and/or other extensions of credit from us has declined below the amount borrowed, we could incur a credit loss that would adversely affect our financial condition and results of operations. A decline in the local economies in which our members operate could reduce members’ needs for funding, which could reduce demand for our advances. We could be adversely impacted by the reduction in business volume that would arise either from the failure of one or more of our members or from a decline in member funding needs. Our financial condition and results of operations could also be adversely impacted if one or more of the major financial institutions with whom we conduct business were to fail as a result of dislocations in the financial markets.
In addition, we implemented provisions for certain MPF borrowers that were experiencing an economic hardship as a result of the COVID-19 pandemic, including loan modifications and/or temporary moratoriums on foreclosures and evictions, as well as temporary alternative underwriting procedures for new MPF loans, which may ultimately result in increased credit risk. The protections we have in place for our MPF loans may not be sufficient to prevent us from incurring losses on loans to borrowers who are no longer able to make payments due to a decline in or loss of income as a result of the economic fallout from the pandemic.
In response to the pandemic, the Federal Reserve took a number of emergency actions to help facilitate liquidity and support stability in the fixed-income markets, resulting in substantial deposit growth for some of our members and reduced demand for our advances. While it is difficult to predict future demand, it is possible that our advances could remain at reduced levels or decline further if the level of liquidity in the financial markets and deposit levels at our member institutions remain elevated or if another economic downturn occurs. Additional U.S. government stimulus in response to the COVID-19 pandemic, if any, could further increase the already elevated level of liquidity which could, in turn, diminish even further the current subdued demand for our advances.
During a portion of 2020, our access to the market for consolidated obligations was adversely impacted as a result of reduced demand for our longer-term debt. The disruptions to interest rates, credit spreads, and the availability of funds in the fixed income market in connection with the COVID-19 pandemic adversely affected, and may adversely affect in the future, our cost of funding, as well as the valuation of and the yields on our assets. Any negative changes in our cost of funding and the yields on our assets, combined with our need to maintain sufficient liquidity in order to meet member demand and regulatory requirements, could cause compression in our net interest income and net interest margin. In addition, if interest rates remain low, our business and profitability could be adversely affected.
Further, actions such as shelter-in-place, stay-at-home or similar orders, travel restrictions, and business shutdowns as a result of the COVID-19 pandemic led to substantial changes in normal business practices, such as the implementation of work-from-home arrangements for our employees, as well as many of our members, counterparties and third-party service providers. Many of our members, counterparties and third-party service providers have recently returned, or have announced plans to return in the near-term, to their offices either full-time or pursuant to some type of hybrid arrangement. As more fully discussed in the Human Capital Resources section beginning on page 20, our employees returned to the office on March 22, 2022 under a hybrid work model. These actions, together with the direct and indirect impact of COVID-19 infections, resulted in, and may in the future result in, operational challenges, including increased risk of operational errors, lost business opportunities and/or higher costs, all of which could adversely impact our financial condition and results of operations.
The extent to which the COVID-19 pandemic continues to impact our business, financial condition and results of operations will depend on many factors that remain highly uncertain and difficult to predict, including, but not limited to: the duration, spread, and severity of the pandemic; fiscal stimulus and other measures taken in response to the pandemic; the actions taken to contain the pandemic, including the effectiveness of related vaccines and treatments; and how quickly and to what extent normal economic and operating conditions can resume.
Russia’s invasion of Ukraine has created significant economic and financial disruptions and uncertainties, which could adversely affect our business, financial condition, and results of operations
Russia’s invasion of Ukraine, which began in late February 2022, has affected, and may continue to affect, the level and volatility of interest rates, which could negatively impact our profitability. In addition, this conflict could adversely affect our cost of funds and our access to the capital markets, particularly for longer-term debt if investors seek the relative safety of shorter-term investments (for additional discussion, see “Changes in overall credit market conditions and/or competition for funding may adversely affect our cost of funds and our access to the capital markets.” on page 25). Further, government actions (including economic sanctions) that have been taken, and which could be expanded, in response to the conflict have resulted in an increase in commodity prices (which has contributed to higher inflation) and an increased likelihood for a slowdown in the U.S economic recovery from the COVID-19 pandemic or, worse, a recession. Prolonged higher inflation, trade disruptions, a slowdown in the economic recovery or a recession could limit our members’ business which could, in turn, lead to a reduction in our business volumes and profitability.
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
Our business operations, financial condition and profitability could be adversely affected when LIBOR is discontinued.
In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intended to stop persuading or compelling banks to voluntarily submit LIBOR rates after 2021, and that the FCA would support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate (or rates). On March 5, 2021, the FCA announced that panel bank submissions for most LIBOR settings would cease immediately after December 31, 2021, but that one-month and three-month U.S. dollar LIBOR, the settings that apply to our LIBOR-indexed financial instruments, will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. Although the FCA does not expect one-month and three-month U.S. dollar LIBOR to become unrepresentative before June 30, 2023 and it intends to consult on requiring the administrator of LIBOR to continue publishing one-month and three-month U.S. dollar LIBOR on a non-representative, synthetic basis for a period after June 30, 2023, there is no assurance that these LIBOR rates will continue to be published or be representative through any particular date.
As noted throughout this report, many of our assets and liabilities are indexed to LIBOR. As of December 31, 2021, we had $26.1 billion (par/notional value) of financial instruments that are indexed to LIBOR and which mature after June 30, 2023. The vast majority of these instruments were derivatives.
Financial services regulators and industry groups, including ISDA, have been evaluating and are continuing to evaluate the phase-out of LIBOR and the development of alternative interest rate indices or reference rates. In 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate ("SOFR"), a broad measure of overnight Treasury financing transactions, as a replacement for U.S. dollar LIBOR. In 2018, the Federal Reserve Bank of New York began publishing SOFR rates and several market participants, including the FHLBank System, began issuing variable-rate debt securities indexed to SOFR. Since that time, market activity in SOFR-linked financial instruments has continued to increase. In 2020, our two derivative clearinghouse counterparties converted to SOFR discounting for purposes of valuing derivative positions and determining daily settlement amounts. In addition, ISDA published its Interbank Offered Rate Fallbacks Protocol, which contains standardized contractual language to help the users of derivatives automatically transition from LIBOR to SOFR. All of our bilateral derivative counterparties have adopted ISDA's LIBOR protocol and our clearinghouse counterparties have incorporated this language into their rulebooks. Each of our clearinghouse counterparties is expected to employ a process to convert its LIBOR-based derivatives to SOFR-linked derivatives at or shortly before the cessation date.
The market transition from LIBOR to SOFR is expected to be complicated, including the development of term SOFR rates and credit adjustments to accommodate differences between LIBOR and SOFR. During the transition period, LIBOR may exhibit increased volatility or become less representative, and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. The use of SOFR (and the transition to that rate) will likely create challenges for us with respect to our asset liability management activities including, but not limited to, managing the transition-related basis risk. While market activity in SOFR-linked financial instruments has continued to increase, there can be no assurance that SOFR-linked products will be available to meet our needs in a timely manner. Due to these uncertainties, we are unable to predict at this time the impact that our continuing transition from LIBOR to SOFR could have on our business, financial condition and results of operations.
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
Many of the derivative transactions that we enter into are required to be cleared through a third-party clearinghouse, which exposes us to credit risk to other parties that we do not have when transacting in the OTC market. In addition, many of the other derivatives that we continue to trade in the OTC market could eventually be subject to central clearing. For our derivative transactions that are not cleared, we will be subject to an initial margin requirement beginning in September 2022 if those transactions have an aggregate notional balance of $8 billion or more and, on a counterparty-by-counterparty basis, our unmargined exposure exceeds $50 million (for additional discussion, see the Legislative and Regulatory Developments section in Item 1. Business). This requirement is likely to increase our hedging costs, which would negatively impact our results of operations.
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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Since 2005, our quarter-end advances balances (at par value) have ranged from a low of $15.2 billion at March 31, 2014 to a high of $67.9 billion at September 30, 2008. At December 31, 2021, our outstanding advances (at par value) were $24.4 billion. High deposit levels and/or low demand for loans at member institutions could limit members’ needs for funding. A decline in the demand for advances, if significant, could negatively affect our results of operations.
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
We could be materially adversely affected by the adoption of new laws, policies, regulations or directives or changes in existing laws, policies, regulations or directives, including, but not limited to, changes in the interpretations or applications by the Finance Agency or as the result of judicial reviews that modify the present regulatory environment. For instance, since 2013, several housing reform proposals have been introduced by members of the U.S. Congress. It is not possible to determine if or when legislation regarding housing reform will be enacted, nor are the ultimate provisions of any such legislation determinable at this time. To the extent that legislation is enacted, it is possible that the FHLBanks could be impacted. Further, in recent years, the Finance Agency has taken a number of actions through regulations and other directives that have restricted or otherwise constrained how we manage and operate our business and it is possible that additional restrictions and/or constraints could be imposed upon us in the future. Among other things, these restrictions and constraints have limited our product offerings and investment activities.
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
Members must comply with our minimum investment requirement at all times. Our Board of Directors may increase the members’ minimum investment requirement within certain ranges specified in our capital plan. The minimum investment requirement may also be increased beyond such ranges pursuant to an amendment to the capital plan, which would have to be adopted by our Board of Directors and approved by the Finance Agency. We would provide members with 30 days’ notice prior to the effective date of any increase in their minimum investment requirement. Under the capital plan, members are required to purchase an additional amount of our stock as necessary to comply with any new requirements or, alternatively, they may reduce their business activity with us (subject to any prepayment fees applicable to the reduction in activity) on or prior to the effective date of the increase. To facilitate the purchase of additional stock to satisfy an increase in the minimum investment requirement, the capital plan authorizes us to issue stock in the name of the member and to correspondingly debit the member’s demand deposit account maintained with us.
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
The FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or 10 percent of their current year’s income (before charges for AHP, as adjusted for interest expense on mandatorily redeemable capital stock) for their AHPs. If the FHLBanks’ combined income does not result in an aggregate AHP contribution of at least $100 million in a given year, we could be required to contribute more than 10 percent of our income to the AHP. As more fully discussed in the Legislative and Regulatory Developments section in Item 1. Business, the U.S. Congress is currently considering a proposal to increase the FHLBanks' AHP contribution rate to 15 percent. An increase in our AHP contribution would reduce our net income and could adversely affect our ability to pay dividends to our shareholders.
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
We rely heavily upon information systems and other technology to conduct and manage our business and deliver a very large portion of our services to members on an automated basis. Our operations rely on the secure processing, storage and transmission of confidential and other information in computer systems and networks. Computer systems, software and networks can be vulnerable to failures and interruptions, including "cyberattacks" (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code and other events) that could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations. Over time, cyberattacks have become more frequent, sophisticated, and increasingly difficult to detect or prevent. During periods of geopolitical conflict, the threat of cyberattacks may increase. To the extent that we experience a failure or interruption in any of our information systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our hedging and advances activities. We can make no assurance that we will be able to prevent or timely and adequately address any such failure or interruption. Any failure or interruption could significantly harm our customer relations, reputation, risk management, and profitability, which could negatively affect our financial condition and results of operations.
Failures of critical vendors or other third parties could disrupt our ability to conduct and manage our business
We rely on vendors and other third parties to perform certain critical services for us. A failure or interruption of one or more of these services, including as a result of breaches, cyberattacks, system malfunctions or failures, or other technological issues, could negatively affect our business operations. If one or more of these key external parties were not able to perform their functions for a period of time or at an acceptable service level, our operations could be constrained, disrupted, or otherwise negatively affected. Further, our use of vendors and other third parties also exposes us to the risk of a loss of data, intellectual property, or other confidential information, or other harm.
Our inability to attract and retain skilled labor could adversely affect our business and operations
We rely on key personnel to manage our business and conduct our operations. Competition for skilled labor from within and outside the financial services industry, including the technology sector, has recently become more intense. For instance, we experienced higher turnover and increased competition in hiring skilled personnel in 2021, as the COVID-19 pandemic brought about significant disruptions and changes to the U.S. labor market. Similarly, we also experienced higher turnover and increased competition for independent contractors, whom we currently rely on for software development projects. Our failure to attract and retain skilled personnel and/or independent contractors, or our failure to maintain effective succession plans for key positions, could adversely affect our business and operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The Bank owns a 157,000 square foot office building located at 8500 Freeport Parkway South, Irving, Texas. The Bank occupies approximately 87,000 square feet of space in this building.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 4, 2022, the Bank had 795 shareholders and 22,501,374 shares of capital stock outstanding.
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
By way of example, the Bank’s fourth quarter 2021 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.09 percent (a rate equal to average one-month LIBOR for the third quarter of 2021) and 1.09 percent (a rate equal to average one-month LIBOR for the third quarter of 2021 plus 1.0 percent), respectively. The annualized dividend rates of 0.09 percent and 1.09 percent were applied to shareholders' average balances of Class B-1 Stock and Class B-2 Stock, respectively, which were held during the period from July 1, 2021 through September 30, 2021.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2021 and 2020.
DIVIDENDS PAID
(dollars in thousands)

	2021		2020
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$3,916	0.711%	$15,027	2.381%
Second Quarter	3,322	0.659%	12,416	1.987%
Third Quarter	3,333	0.640%	6,879	0.991%
Fourth Quarter	3,634	0.653%	4,267	0.731%

Total Dividends Paid During the Period	$14,205		$38,589
____________________________________
(1)Amounts exclude (in thousands) $10, $8, $5 and $2 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2021, respectively. For financial reporting purposes, these dividends were classified as interest expense.
(2)Amounts exclude (in thousands) $39, $30, $10 and $31 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2020, respectively. For financial reporting purposes, these dividends were classified as interest expense.
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
The following table sets forth the annualized dividend rates that were paid on Class B-1 and Class B-2 Stock during the years ended December 31, 2021 and 2020.

	2021		2020
	Class B-1	Class B-2	Class B-1	Class B-2
First Quarter	0.15%	1.15%	1.79%	2.79%
Second Quarter	0.12%	1.12%	1.40%	2.40%
Third Quarter	0.10%	1.10%	0.35%	1.35%
Fourth Quarter	0.09%	1.09%	0.16%	1.16%
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank's estimated market value of equity. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2021, calls for the Bank to maintain a total retained earnings balance of at least $540.7 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2021 retained earnings balance of $1.558 billion exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.

On March 21, 2022, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of additional shares of Class B-1 Stock for the first quarter of 2022 at annualized rates of 0.09 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2021) and 1.09 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2021 plus 1.0 percent), respectively. The first quarter 2022 dividends, to be applied to average Class B-1 Stock and Class B-2 Stock held during the period from October 1, 2021 through December 31, 2021, will be paid on March 29, 2022.
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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2021, 2020 and 2019 beginning on page F-1 of this Annual Report on Form 10-K.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank's debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, changes in the financial health of the Bank’s members or non-member borrowers and the effects from the COVID-19 pandemic and/or the Russia-Ukraine conflict. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a GSE, or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see Item 1A. Risk Factors. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of predominately conventional mortgage loans that have been acquired through the MPF Program administered by the FHLBank of Chicago. Substantially all of the loans were acquired during the period from 2016 to 2021 and all of those loans are conventional loans. The remainder of the portfolio (less than 0.5 percent of the unpaid principal balance) is comprised of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
The Bank's principal source of funds is debt issued in the capital markets. All 11 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent and all 11 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations.
The Bank conducts its business and fulfills its public purpose primarily by acting as a financial intermediary between its members and the capital markets. The intermediation of the timing, structure, and amount of its members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements, including interest rate swaps, swaptions and caps. For a discussion of the Bank's accounting policies for derivatives and hedging, see the sections below entitled “Financial Condition — Derivatives and Hedging Activities” and “Critical Accounting Policies and Estimates.”
Financial Market Conditions
Economic growth in the United States expanded moderately during 2019. During 2020, economic growth in the United States was negatively impacted by the novel coronavirus known as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has caused significant economic and financial turmoil both in the U.S. and around the world. Many businesses in the Bank's district and across the U.S. were forced to shut down operations during portions of 2020 in an attempt to slow the spread of the virus. Toward the end of 2020 and throughout 2021, economic growth in the United States began to recover. While most of the previously closed businesses are now open, many are experiencing supply chain issues and worker shortages. Vaccine hesitancy and the emergence of variants complicated efforts to halt the spread of the virus. The extent to which the COVID-19 pandemic continues to affect the Bank's business will depend on many factors that remain uncertain and difficult to predict including, but not limited to, the duration, spread and severity of the pandemic; fiscal or monetary stimulus; the actions taken to contain the pandemic; and how quickly and to what extent normal economic and operating conditions can resume.
The gross domestic product increased at an annual rate of 2.3 percent during 2019. During the first and second quarters of 2020, the gross domestic product decreased at annual rates of 5.1 percent and 31.2 percent, respectively, due to the impact of the COVID-19 pandemic. The gross domestic product increased at annual rates of 33.8 percent, 4.5 percent and 5.7 percent during the third quarter of 2020, the fourth quarter of 2020 and the year ended December 31, 2021, respectively, reflecting continued efforts to resume activities that had been postponed or restricted due to COVID-19. For the year ended December 31, 2020, the gross domestic product decreased 3.4 percent. The nationwide unemployment rate as of December 31, 2019 was 3.6 percent. Unemployment claims increased dramatically during the second quarter of 2020 as employers laid off workers in response to the significant reduction in economic activity. By the end of April 2020, the unemployment rate surged to 14.7 percent before declining to 6.7 percent at the end of 2020 and 3.9 percent at the end of 2021. Both housing prices and home sales increased in most major metropolitan areas during 2020 and 2021, primarily due to low mortgage rates and low inventories of both new and pre-owned homes. In each of those years, many areas experienced significant home price appreciation. During 2019, housing prices increased in most major metropolitan areas, while home sales were slower in many markets.
Throughout 2019, in light of the implications of global developments for the economic outlook, as well as muted inflation pressures at that time, the Federal Open Market Committee ("FOMC") lowered its target for the federal funds rate in 0.25 percent increments from a range of 2.25 percent to 2.50 percent at the beginning of 2019 to a range between 1.50 percent and 1.75 percent at the end of 2019. In an unscheduled meeting held on March 3, 2020, the FOMC stated that the COVID-19 outbreak posed evolving risks to economic activity and, in support of achieving its maximum employment and price stability goals, it decided to lower the target range for the federal funds rate by 50 basis points, to a range between 1.00 percent and 1.25 percent, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the federal funds rate in another unscheduled meeting, this time to a target range between 0 percent and 0.25 percent, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. The FOMC maintained the target for the federal funds rate at a range between 0 percent and 0.25 percent throughout the remainder of 2020 and 2021.
At its most recent scheduled meeting held on March 15/16, 2022, the FOMC increased the target for the federal funds rate from a range between 0 percent and 0.25 percent to a range between 0.25 percent and 0.50 percent and stated that it anticipates that ongoing increases in the target range will be appropriate. In taking this action, the FOMC noted that indicators of economic activity have continued to strengthen. Job gains have been strong in recent months, and the unemployment rate has declined substantially. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic, higher energy prices, and broader price pressures. Further, the invasion of Ukraine by Russia is causing tremendous human and economic hardship. The implications for the U.S. economy are highly uncertain, but in the near term the invasion and related events are likely to create additional upward pressure on inflation and weigh on economic activity.

In late 2017, the FOMC began implementing a balance sheet normalization program, which was designed to gradually reduce the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities. During 2019, the FOMC first slowed the pace of this program and then concluded the program in August 2019. In 2020, in response to the instability caused by the COVID-19 pandemic, the FOMC stated that, to support the smooth functioning of markets for Treasury securities and agency MBS that are central to the flow of credit to households and businesses, it would increase its holdings of Treasury securities by at least $500 billion and its holdings of agency MBS by at least $200 billion and would reinvest all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS. In March 2021, the FOMC further stated that it would continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency mortgage-backed securities by at least $40 billion per month until substantial further progress had been made toward the Committee’s maximum employment and price stability goals. At its scheduled meeting on November 2/3, 2021, the FOMC stated that, in light of the substantial further progress the economy had made toward the FOMC's goals since December 2020, it would begin reducing the monthly pace of its net asset purchases by $10 billion for Treasury securities and $5 billion for agency MBS. Beginning in November 2021, the FOMC stated it would increase its holdings of Treasury securities by at least $70 billion per month (down from $80 billion per month) and of agency MBS by at least $35 billion per month (down from $40 billion per month). Beginning in December 2021, the FOMC would increase its holdings of Treasury securities by at least $60 billion per month and of agency MBS by at least $30 billion per month. On January 26, 2022, the FOMC announced that it would continue to reduce the monthly pace of its net asset purchases, bringing them to an end in March 2022. Further, following its most recent scheduled meeting held on March 15/16, 2022, the FOMC stated that it expects to begin reducing its holdings of Treasury securities and agency debt and agency MBS at a coming meeting.
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
One-month and three-month LIBOR rates were 2.50 percent and 2.81 percent, respectively, at the end of 2018. One-month and three-month LIBOR declined to 1.76 percent and 1.91 percent, respectively, at the end of 2019. Relatively stable one-month and three-month LIBOR rates, combined with relatively small spreads between those two indices and between those indices and overnight lending rates, suggest that inter-bank lending markets were reasonably stable during 2019. In the weeks before and after the FOMC's early March 2020 reduction in the federal funds target rate, interest rates declined significantly. SOFR declined by 145 basis points during the first six months of 2020, from 1.55 percent to 0.10 percent. One-month and three-month LIBOR also declined during the first six months of 2020, with one-month and three-month LIBOR ending the second quarter at 0.16 percent and 0.30 percent, respectively. During the second half of 2020, the decline in short-term interest rates abated somewhat. SOFR declined by 3 basis points (to 0.07 percent) and one-month and three-month LIBOR declined by 2 basis points and 6 basis points, respectively (to 0.14 percent and 0.24 percent, respectively). During 2021, short-term interest rates declined marginally, with SOFR, one-month LIBOR and three-month LIBOR ending the year at 0.05 percent, 0.10 percent and 0.21 percent, respectively. However, longer term interest rates increased rather significantly during 2021.

The following table presents information on various market interest rates at December 31, 2021 and 2020 and various average market interest rates for the years ended December 31, 2021, 2020 and 2019.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2021	2020	2021	2020	2019
Federal Funds Target (1)	0.25%	0.25%	0.25%	0.53%	2.28%
Average Effective Federal Funds Rate (2)	0.07%	0.09%	0.08%	0.37%	2.16%
SOFR (1)	0.05%	0.07%	0.04%	0.36%	2.20%
1-month LIBOR (1)	0.10%	0.14%	0.10%	0.52%	2.22%
3-month LIBOR (1)	0.21%	0.24%	0.16%	0.65%	2.33%
2-year LIBOR (1)	0.94%	0.20%	0.38%	0.48%	2.03%
5-year LIBOR (1)	1.37%	0.43%	0.95%	0.59%	1.96%
10-year LIBOR (1)	1.58%	0.93%	1.46%	0.88%	2.09%
3-month U.S. Treasury (1)	0.06%	0.09%	0.04%	0.36%	2.11%
2-year U.S. Treasury (1)	0.73%	0.13%	0.27%	0.39%	1.97%
5-year U.S. Treasury (1)	1.26%	0.36%	0.86%	0.53%	1.95%
10-year U.S. Treasury (1)	1.52%	0.93%	1.45%	0.89%	2.14%
____________________________________
(1)Source: Bloomberg
(2)Source: Federal Reserve Statistical Release

2021 In Summary
•The Bank ended 2021 with total assets of $63.5 billion compared with $64.9 billion at the end of 2020. The $1.4 billion decrease in total assets was attributable primarily to decreases in the Bank's advances ($7.8 billion) and its long-term securities portfolio ($1.8 billion), partially offset by an increase in its short-term liquidity portfolio ($8.2 billion),
•Total advances at December 31, 2021 were $24.6 billion, compared to $32.5 billion at the end of 2020.
•Mortgage loans held for portfolio increased from $3.4 billion at December 31, 2020 to $3.5 billion at December 31, 2021.
•The Bank’s net income for 2021 was $164.4 million, which represented a return on average capital stock of 7.72 percent. In comparison, the Bank's net income for 2020 was $198.7 million, which represented a return on average capital stock of 8.17 percent for that year. For discussion and analysis of the decrease in net income, see the section entitled "Results of Operations" beginning on page 61 of this report.
•At all times during 2021, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $1.558 billion at December 31, 2021 from $1.408 billion at December 31, 2020. Retained earnings represented 2.5 percent and 2.2 percent of total assets at December 31, 2021 and 2020, respectively. At December 31, 2021, the balance of the Bank's restricted retained earnings account was $266.8 million.
•In 2021, the Bank paid dividends totaling $14.2 million, which, based on the applicable average capital stock balances, equated to an overall blended rate of 0.67 percent for the year.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019	2018	2017
Balance sheet (at year end)
Advances	$24,637,464	$32,478,944	$37,117,455	$40,793,813	$36,460,524
Investments (1)	34,653,202	25,660,696	33,918,055	29,551,929	30,941,464
Mortgage loans	3,494,389	3,426,611	4,076,613	2,185,996	878,123
Allowance for credit losses on mortgage loans	3,124	3,925	1,149	493	271
Total assets	63,488,376	64,912,526	75,381,605	72,773,290	68,524,301
Consolidated obligations — discount notes	11,003,026	22,171,296	34,327,886	35,731,713	32,510,758
Consolidated obligations — bonds	44,514,220	37,112,721	35,745,827	31,931,929	31,376,858
Total consolidated obligations(2)	55,517,246	59,284,017	70,073,713	67,663,642	63,887,616
Mandatorily redeemable capital stock(3)	6,657	13,864	7,140	6,979	5,941
Capital stock — putable	2,192,504	2,101,380	2,466,242	2,554,888	2,317,937
Unrestricted retained earnings	1,291,656	1,174,359	1,038,533	932,675	832,826
Restricted retained earnings	266,761	233,886	194,144	148,692	108,937
Total retained earnings	1,558,417	1,408,245	1,232,677	1,081,367	941,763
Accumulated other comprehensive income	182,770	47,260	99,049	128,001	220,326
Total capital	3,933,691	3,556,885	3,797,968	3,764,256	3,480,026
Dividends paid(3)	14,205	38,589	75,923	59,171	32,508
Income statement
Net interest income after provision/reversal for mortgage loan losses(4)	$277,547	$309,979	$293,175	$310,466	$237,438
Other income(4)	10,243	32,159	56,320	1,961	22,483
Other expense	105,147	121,342	96,965	91,555	92,924
Assessments	18,266	22,087	25,272	22,097	16,710
Net income	164,377	198,709	227,258	198,775	150,287
Performance ratios
Net interest margin(4)(5)	0.46%	0.43%	0.41%	0.45%	0.39%
Net interest spread (4)(6)	0.45%	0.39%	0.28%	0.34%	0.33%
Return on average assets	0.27%	0.28%	0.32%	0.29%	0.25%
Return on average equity	4.31%	5.41%	5.96%	5.22%	4.75%
Return on average capital stock (7)	7.72%	8.17%	8.90%	7.86%	7.04%
Total average equity to average assets	6.37%	5.11%	5.35%	5.60%	5.20%
Regulatory capital ratio(8)	5.92%	5.43%	4.92%	5.01%	4.77%
Dividend payout ratio (3)(9)	8.64%	19.42%	33.41%	29.77%	21.63%
Interest rates
Average effective federal funds rate (10)	0.08%	0.37%	2.16%	1.83%	1.00%
Average one-month LIBOR (11)	0.10%	0.52%	2.22%	2.02%	1.11%
Average three-month LIBOR (11)	0.16%	0.65%	2.33%	2.31%	1.26%

____________________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, loans to other FHLBanks and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2021, 2020, 2019, 2018 and 2017, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $653 billion, $747 billion, $1.026 trillion, $1.032 trillion and $1.034 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $55.8 billion, $59.2 billion, $70.1 billion, $68.0 billion and $64.1 billion, respectively. The Bank records on its statement of condition only that portion of the consolidated obligations for which it has received the proceeds.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $25 thousand, $110 thousand, $201 thousand, $73 thousand and $91 thousand for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.
(4)The Bank adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") on January 1, 2019. In accordance with ASU 2017-12, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Prior to the adoption of ASU 2017-12, the Bank recorded fair value hedge ineffectiveness in other income (loss). Because prior period amounts have not been reclassified to conform to the new presentation requirements, net interest income after provision/reversal for mortgage loan losses, other income (loss), net interest margin and net interest spread for the years ended December 31, 2021, 2020 and 2019 are not comparable to prior periods. Fair value hedge ineffectiveness increased (reduced) net interest income by $23.8 million, ($15.0 million) and ($17.9 million) for the years ended December 31, 2021, 2020 and 2019, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 61 of this report.
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
(10)Rates obtained from the Federal Reserve Statistical Release.
(11)Rates obtained from Bloomberg.

Financial Condition
The following table provides selected period-end balances as of December 31, 2021, 2020 and 2019, as well as selected average balances for the years ended December 31, 2021, 2020 and 2019. As shown in the table, the Bank’s total assets decreased by 2.2 percent (or $1.4 billion) during the year ended December 31, 2021 after decreasing by 13.9 percent (or $10.5 billion) during the year ended December 31, 2020. The decrease in total assets during the year ended December 31, 2021 was attributable primarily to decreases in the Bank's advances ($7.8 billion) and long-term securities portfolio ($1.8 billion), partially offset by an increase in the Bank's short-term liquidity portfolio ($8.2 billion). As the Bank’s assets decreased, the funding for those assets also decreased. During the year ended December 31, 2021, total consolidated obligations decreased by $3.8 billion, as consolidated obligation discount notes decreased by $11.2 billion and consolidated obligation bonds increased by $7.4 billion.
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
The activity in each of the major balance sheet captions is discussed in the sections following the table. Activity for the year ended December 31, 2019 is discussed in the Bank's Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC on March 24, 2021 (the "2020 10-K").

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2021			December 31, 2020			Balance at December 31, 2019
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$24,637	$(7,842)	(24.1)%	$32,479	$(4,638)	(12.5)%	$37,117

Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	515	(2,585)	(83.4)	3,100	3,100	*	—
Interest-bearing deposits	886	127	16.7	759	(911)	(54.6)	1,670
Securities purchased under agreements to resell	10,650	9,650	965.0	1,000	(3,310)	(76.8)	4,310
Federal funds sold	4,781	3,866	422.5	915	(3,590)	(79.7)	4,505
Trading securities
U.S. Treasury Notes	97	(1,775)	(94.8)	1,872	(2,554)	(57.7)	4,426
U.S. Treasury Bills	2,250	(1,066)	(32.1)	3,316	2,388	257.3	928
Total short-term liquidity holdings	19,179	8,217	75.0	10,962	(4,877)	(30.8)	15,839

Long-term investments
Trading securities (U.S. Treasury Note)	108	(5)	(4.4)	113	7	6.6	106
Available-for-sale securities	15,288	(1,500)	(8.9)	16,788	21	0.1	16,767
Held-to-maturity securities	594	(303)	(33.8)	897	(309)	(25.6)	1,206
Total long-term investments	15,990	(1,808)	(10.2)	17,798	(281)	(1.6)	18,079

Mortgage loans held for portfolio, net	3,491	68	2.0	3,423	(652)	(16.0)	4,075
Total assets	63,488	(1,425)	(2.2)	64,913	(10,469)	(13.9)	75,382

Consolidated obligations
Consolidated obligations — bonds	44,514	7,401	19.9	37,113	1,367	3.8	35,746
Consolidated obligations — discount notes	11,003	(11,168)	(50.4)	22,171	(12,157)	(35.4)	34,328
Total consolidated obligations	55,517	(3,767)	(6.4)	59,284	(10,790)	(15.4)	70,074

Mandatorily redeemable capital stock	7	(7)	(50.0)	14	7	100.0	7
Capital stock	2,193	92	4.4	2,101	(365)	(14.8)	2,466
Retained earnings	1,558	150	10.7	1,408	175	14.2	1,233

Average total assets	59,845	(12,083)	(16.8)	71,928	605	0.8	71,323
Average capital stock	2,130	(303)	(12.5)	2,433	(121)	(4.7)	2,554
Average mandatorily redeemable capital stock	8	(15)	(65.2)	23	16	228.6	7
____________________________________
*    The percentage increase is not meaningful.
(1)     Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2021, 2020 and 2019.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$13,181	54%	$19,415	61%	$23,502	64%
Insurance companies	6,814	28	7,111	22	6,802	18
Credit unions	2,396	10	3,316	10	2,244	6
Savings institutions	1,880	8	1,889	6	4,185	11
Community Development Financial Institutions	25	—	25	—	21	—
Total member advances	24,296	100	31,756	99	36,754	99
Housing associates	116	—	154	1	172	1
Non-member borrowers	—	—	5	—	18	—
Total par value of advances	$24,412	100%	$31,915	100%	$36,944	100%
Total par value of advances outstanding to CFIs (1)	$3,153	13%	$5,034	16%	$4,490	12%
____________________________________
(1)The figures presented above reflect the advances outstanding to CFIs as of December 31, 2021, 2020 and 2019 based upon the definitions of CFIs that applied as of those dates.

During 2021, the level of liquidity in the financial markets remained significantly elevated due in large part to the various initiatives that were undertaken by the Federal Reserve during 2020 and 2021 in response to the COVID-19 pandemic, which in turn dampened demand for the Bank's advances. The Bank's advances balances (at par value) decreased $7.5 billion during 2021. Advances to commercial banks decreased $6.2 billion, contributing significantly to the overall decline in advances during the year. Comerica Bank (the Bank's third largest borrower at December 31, 2020), Texas Capital Bank, N.A. (the Bank's second largest borrower at December 31, 2020) and Origin Bank (the Bank's ninth largest borrower at December 31, 2020) reduced their advances by $2.8 billion, $0.8 billion and $0.7 billion, respectively, during 2021. Advances outstanding to these institutions totaled $2.8 billion, $3.0 billion and $0.9 billion, respectively, at December 31, 2020. In addition, Randolph-Brooks Federal Credit Union reduced its advances by $0.9 billion, from $1.3 billion at December 31, 2020 to $0.4 billion at December 31, 2021. In 2021, the Bank's average advances ($30.9 billion par value) were significantly higher than the advances balance at December 31, 2021 ($24.4 billion par value) due largely to intra-month borrowings by certain credit union members throughout the year.
The Bank's advances balances (at par value) decreased by $5.0 billion during 2020. After declining during the first two months of 2020, demand for advances increased markedly in March and the first half of April 2020 in response to the COVID-19 outbreak. The Bank believes the unsettled nature of the credit markets at that time led some members to increase their borrowings in order to increase their liquidity. As part of a broader COVID-19 Relief Program, the Bank made available $5.0 billion of below-market rate advances in mid-April 2020. The vast majority of these fixed-rate advances had a term of six months and all were prepayable without a prepayment fee. During the latter part of April 2020, the Bank's advances began to decline and continued to do so through the end of 2020, reflecting the impact of the elevated level of liquidity in the financial markets. All of the below-market rate advances referred to above were fully repaid in 2020.
Further contributing to the decline in the Bank's advances in 2020 was the repayment of advances by one of the Bank's larger members in connection with a merger transaction. On November 4, 2019, Iberiabank and Tennessee-based First Horizon National Corp. announced that they had entered into a definitive merger agreement. With borrowings of $1.2 billion as of December 31, 2019, Iberiabank was the Bank's ninth largest borrower on that date. On July 2, 2020 (the same day the merger was completed), the Bank's then outstanding advances to Iberiabank, totaling $1.0 billion, were fully repaid. The combined company is now headquartered in Memphis, Tennessee and, without a charter in the Bank's district, it is no longer able to conduct future business with the Bank.
While it is difficult to predict the future level of advances, it is possible that the Bank's advances could continue to fall if the level of liquidity in the financial markets remains elevated. Additional U.S. government stimulus, if any, could further increase the already elevated level of liquidity which could, in turn, diminish even further the current subdued demand for the Bank's advances.
At December 31, 2021, advances outstanding to the Bank’s five largest borrowers totaled $10.1 billion, representing 41.4 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2021.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2021
Name	Par Value of Advances	Percent of Total Par Value of Advances
American General Life Insurance Company	$3,148	12.9%
Texas Capital Bank, N.A.	2,200	9.0
Life Insurance Company of the Southwest	2,049	8.4
NexBank, SSB	1,395	5.7
Simmons First National Bank	1,306	5.4
	$10,098	41.4%
As of December 31, 2020 and 2019, advances outstanding to the Bank's five largest borrowers comprised $12.3 billion (38.6 percent) and $13.5 billion (36.5 percent), respectively, of the total advances portfolio at those dates.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2021 and 2020.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2021		December 31, 2020
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$17,583	72.0%	$21,963	68.8%
Adjustable/variable-rate indexed	5,792	23.7	8,821	27.6
Amortizing	1,037	4.3	1,131	3.6
Total par value	$24,412	100.0%	$31,915	100.0%
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

Short-Term Liquidity Holdings
At December 31, 2021, the Bank’s short-term liquidity holdings were comprised of a $10.7 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $4.8 billion of overnight federal funds sold, $2.2 billion of U.S. Treasury Bills, $0.9 billion of overnight interest-bearing deposits, $0.5 billion of excess cash held at the Federal Reserve and $0.1 billion of U.S. Treasury Notes. At December 31, 2020, the Bank’s short-term liquidity holdings were comprised of $3.3 billion of U.S. Treasury Bills, $3.1 billion of excess cash held at the Federal Reserve, $1.9 billion of U.S. Treasury Notes, $1.0 billion of overnight reverse repurchase agreements, $0.9 billion of overnight federal funds sold and $0.8 billion of overnight interest-bearing deposits. All of the Bank's federal funds sold during 2021 and 2020 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies.
As of December 31, 2021, the Bank’s overnight federal funds sold consisted of $2.2 billion of funds sold to counterparties rated double-A, $2.5 billion of funds sold to counterparties rated single-A and $0.1 billion sold to a counterparty rated triple-B. At that same date, substantially all of the Bank's overnight interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
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

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2021 and 2020 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2021	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
Debentures
U.S. government-guaranteed obligations	$2	$418	$108	$528	$2
GSE obligations	—	4,546	—	4,546	—
State housing agency obligations	75	—	—	75	75
Other	—	38	—	38	—
Total debentures	77	5,002	108	5,187	77

MBS portfolio
GSE residential MBS	485	—	—	485	489
GSE commercial MBS	—	10,286	—	10,286	—
Non-agency residential MBS	32	—	—	32	40
Total MBS	517	10,286	—	10,803	529
Total long-term investments	$594	$15,288	$108	$15,990	$606

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2020
Debentures
U.S. government-guaranteed obligations	$4	$441	$113	$558	$4
GSE obligations	—	5,032	—	5,032	—
State housing agency obligations	110	—	—	110	110
Other	—	46	—	46	—
Total debentures	114	5,519	113	5,746	114

MBS portfolio
GSE residential MBS	740	—	—	740	744
GSE commercial MBS	—	11,269	—	11,269	—
Non-agency residential MBS	43	—	—	43	51
Total MBS	783	11,269	—	12,052	795
Total long-term investments	$897	$16,788	$113	$17,798	$909

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2021. Maturities are based on the contractual maturities of the securities. All of the Bank's available-for-sale securities are fixed rate securities, substantially all of which have been swapped to a variable rate. The yields presented in the table for available-for-sale securities reflect their contractual fixed rates.
AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Available-for-sale securities
U.S. government-guaranteed debentures	$114,748	$303,288	$—	$—	$418,036
GSE debentures	1,056,003	2,983,365	506,310	—	4,545,678
Other debentures	38,588	—	—	—	38,588
GSE commercial MBS	—	3,743,688	6,542,042	—	10,285,730
Total available-for-sale securities	$1,209,339	$7,030,341	$7,048,352	$—	$15,288,032
Held-to-maturity securities
U.S. government-guaranteed debentures	$500	$1,872	$—	$—	$2,372
State housing agency obligations	—	—	—	74,919	74,919
Mortgage-backed securities
GSE residential MBS	3	66	1,460	482,581	484,110
Non-agency residential MBS	—	—	—	32,154	32,154
Total held-to-maturity securities	$503	$1,938	$1,460	$589,654	$593,555
Weighted average yields
Available-for-sale securities
U.S. government-guaranteed debentures	2.10%	2.59%	—%	—%	2.46%
GSE debentures	1.96	2.31	2.80	—	2.28
Other debentures	2.54	—	—	—	2.54
GSE commercial MBS	—	2.68	3.05	—	2.92
Yield on available-for-sale securities	1.99%	2.52%	3.03%	—%	2.72%
Held-to-maturity securities
U.S. government-guaranteed debentures	0.47%	0.76%	—%	—%	0.70%
State housing agency obligations	—	—	—	0.99	0.99
Mortgage-backed securities
GSE residential MBS	7.08	0.57	0.64	0.57	0.57
Non-agency residential MBS	—	—	—	0.65	0.65
Yield on held-to-maturity securities	0.51%	0.75%	0.64%	0.63%	0.63%
Other available-for-sale debentures consist of securities that were issued by the Private Export Funding Corporation ("PEFCO").
During the years ended December 31, 2021 and 2020, the Bank did not acquire any long-term investments. The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $10.2 billion as of December 31, 2021, which represented 272 percent of its total regulatory capital at that date. The Bank has not purchased any MBS since September 2019 and it does not intend to purchase additional MBS until such time that it has achieved, and is reasonably confident that it can maintain, a CMA ratio of 70 percent.
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
As discussed in the section entitled "LIBOR Phase-Out" beginning on page 60 of this report, the FHLBanks were directed by the Finance Agency to no longer purchase (after December 31, 2019) LIBOR-indexed investments which mature after December 31, 2021 and (by March 31, 2020) to no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021. In light of the market volatility caused by the COVID-19 pandemic, the Finance Agency (on March 16, 2020) extended the date after which the FHLBanks could no longer issue, make, purchase or otherwise enter into financial liabilities, derivatives or other assets that reference LIBOR and which mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for option-embedded products. This directive did not in any way modify the previous guidance relating to investments. As a result of this guidance, the Bank's consideration of future fixed-rate MBS and/or non-MBS purchases will take into account its ability to prudently mitigate interest rate risk through the use of consolidated obligations or derivatives that are indexed to SOFR.
During the years ended December 31, 2021 and 2020, proceeds from maturities and paydowns (including prepayments) of held-to-maturity securities totaled approximately $306 million and $312 million, respectively. Proceeds from maturities and paydowns (including prepayments) of available-for-sale securities totaled $772 million and $322 million during the years ended December 31, 2021 and 2020, respectively. The Bank did not sell any securities during the year ended December 31, 2021. During the year ended December 31, 2020, the Bank sold $602 million (par value) of GSE debentures classified as available-for-sale. The gains recognized on these sales totaled $0.8 million.
During the year ended December 31, 2021, 13 GSE commercial MBS ("CMBS") with an aggregate par value of $389 million and one state housing agency debenture with a par value of $35 million were prepaid. In connection with the GSE CMBS prepayments, the Bank received yield maintenance fees totaling $33.8 million. The yield maintenance fees are recorded in interest income on available-for-sale securities, net of unamortized purchase premiums and discounts and hedge basis adjustments on the prepaid securities. The net amounts recorded in interest income totaled $17.5 million.
During the year ended December 31, 2020, three GSE CMBS with an aggregate par value of $73 million were prepaid. The yield maintenance fees associated with these prepayments (net of unamortized purchase premiums/discounts and hedge basis adjustments) totaled $1.2 million. In addition, during the year ended December 31, 2020, one GSE CMBS defaulted and was repurchased by the GSE at its par value of $10.3 million. The unamortized premium and cumulative hedge basis adjustments associated with the security, totaling $0.9 million, were recognized in interest income on available-for-sale securities at the time of the repurchase.
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of December 31, 2021, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see the audited financial statements included in this report (specifically, Note 9 beginning on page F-25 of this report).
As of December 31, 2021, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P. At that same date, the Bank's holdings of PEFCO debentures were rated triple-A by Moody's. The PEFCO debentures are not currently rated by S&P. Further, the Bank's one state housing agency debenture was rated triple-A by Moody's and S&P.

All but one of the Bank’s non-agency residential MBS ("RMBS") are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2021. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$746	$746	$746	$716	$30
Single-A	2	5,119	5,119	5,119	5,046	73
Triple-B	2	1,674	1,674	1,674	1,665	9
Single-B	4	8,066	7,912	7,253	7,504	473
Triple-C	12	26,983	21,147	17,321	24,894	270
Not Rated	1	41	41	41	40	1
Total	22	$42,629	$36,639	$32,154	$39,865	$856
At December 31, 2021, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $4 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $39 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2020, the Bank’s non-agency RMBS portfolio was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $6 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $50 million.
In years prior to 2017, the Bank recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through December 31, 2021, the Bank has amortized $1.1 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on the 15 securities have totaled $2.1 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $6.2 million. At December 31, 2021, credit losses of $6.0 million are included in the amortized cost basis of the previously impaired securities, the majority of which the Bank currently expects to recover in future periods. These anticipated recoveries will either be accreted as interest income over the remaining lives of the applicable securities (if the anticipated recoveries were being accreted as of December 31, 2019) or recognized as received.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($0.5 billion par value at December 31, 2021) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2021, one-month LIBOR was 0.10 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.46 percent. The largest concentration of embedded effective caps ($0.4 billion) was between 6.00 percent and 6.50 percent. As of December 31, 2021, one-month LIBOR rates were approximately 585 basis points below the lowest effective interest rate cap embedded in the CMO floaters.
Mortgage Loans Held For Portfolio
As of December 31, 2021 and 2020, mortgage loans held for portfolio (net of allowance for credit losses) were $3.5 billion and $3.4 billion, respectively, representing approximately 5.5 percent and 5.3 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its PFIs. During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. During the years ended December 31, 2021 and 2020, the Bank acquired mortgage loans totaling $1.354 billion ($1.329 billion unpaid principal balance) and $0.931 billion ($0.901 billion unpaid principal balance), respectively. All of the mortgage loans acquired in 2021 and 2020 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans.
The Bank's mortgage loan purchases declined significantly in 2020 as compared to 2019 as pricing became less attractive beginning in the second quarter of 2020 in the wake of the Federal Reserve's response to the COVID-19 pandemic. As pricing improved somewhat beginning in the second quarter of 2021, the Bank's mortgage loan purchases increased, albeit not to the levels that existed immediately prior to the onset of the pandemic. With the significant decline in mortgage interest rates since the onset of the pandemic, mortgage prepayment activity accelerated and has remained relatively high. While still elevated, prepayment activity began to slow somewhat during the second half of 2021. During the year ended December 31, 2021, mortgage loan prepayments totaled $1.2 billion, of which $0.7 billion occurred during the first half of the year. In comparison, mortgage loan prepayments totaled $1.4 billion in 2020, of which $1.2 billion occurred during the last nine months of the year.
The following table presents the Bank's mortgage loans held for portfolio, by contractual maturity, as of December 31, 2021 and 2020. All of the Bank's mortgage loans held for portfolio are fixed-rate loans.
MORTGAGE LOANS HELD FOR PORTFOLIO
(dollars in millions)

Redemption Term	December 31, 2021	December 31, 2020
Due in one year or less	$77	$70
Due after one year through five years	350	319
Due after five years through fifteen years	1,100	1,037
Thereafter	1,896	1,925
Total unpaid principal balance	3,423	3,351
Net premiums, discounts and deferred net derivative gains associated with mortgage delivery commitments	71	76
Total mortgage loans held for portfolio	3,494	3,427
Allowance for credit losses on mortgage loans	(3)	(4)
Mortgage loans held for portfolio, net	$3,491	$3,423
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
Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for an SMI policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2021 did not include SMI. PFIs are paid a CE fee by the Bank as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable). CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. During the years ended December 31, 2021 and 2020, mortgage loan interest income was reduced by CE fees totaling $1.9 million and $2.4 million, respectively. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2021 and 2020, performance-based CE fees that were foregone and not paid to the Bank’s PFIs were insignificant.
If a PFI fails to comply with any of the requirements of the PFI agreement, MPF guides, applicable law or the terms of mortgage documents, it may be required to repurchase the MPF loans that are impacted by such failure. During the years ended December 31, 2021 and 2020, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $4.6 million and $5.7 million, respectively.
For the Bank's conventional loans, loan payment forbearance was offered to borrowers impacted by COVID-19 in 2020 and 2021. The forbearance allows a borrower to defer loan payments for 3 months without requiring documentation from the borrower to support the requested relief. Borrowers that continue to be impacted by COVID-19 may request an extension of the loan payment forbearance for up to an additional 15 months. A hardship certification from the borrower supporting the continued hardship due to COVID-19 is required for approval of additional payment forbearance. During forbearance, late fees are not assessed. At the end of forbearance, borrowers are presented with options for bringing their mortgage loan to a current status. For further discussion, see the audited financial statements included in this report (specifically, Note 9 beginning on page F-25).

The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2021.

GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	77.2%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	14.8
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	5.0
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	1.6
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.4
100.0%
The following table presents various ratios pertaining to the allowance for credit losses on mortgage loans as of December 31, 2021 and 2020.

MORTGAGE LOANS HELD FOR PORTFOLIO — RISK ELEMENTS AND CREDIT LOSSES
(dollars in millions)

	December 31, 2021	December 31, 2020
Ratio of net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.09%	0.11%
Ratio of non-accrual loans to mortgage loans held for portfolio	1.47%	3.44%
Ratio of allowance for credit losses to non-accrual loans	6.09%	3.33%
The Bank's allowance for credit losses, which factors in the CE obligation, increased from $1,149,000 at December 31, 2019 to $3,925,000 at December 31, 2020 and then decreased to $3,124,000 at December 31, 2021, reflecting the expected impact of the COVID-19 pandemic and the adoption of new credit loss accounting guidance in 2020 and improving economic conditions in 2021. For a discussion of the new credit loss accounting guidance, see the audited financial statements included in this report (specifically, Note 9 beginning on page F-25).
Consolidated Obligations and Deposits
During the year ended December 31, 2021, the Bank’s consolidated obligation bonds (at par value) increased by $7.8 billion and its consolidated obligation discount notes (at par value) decreased by $11.2 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2021 and 2020.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2021		December 31, 2020
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate
SOFR-indexed
Non-callable	$9,947	22.2%	$24,130	65.2%
Callable	—	—	290	0.8
LIBOR-indexed	—	—	1,000	2.7
Fixed-rate
Callable	17,988	40.2	1,820	5.0
Non-callable	12,017	26.8	9,672	26.1
Step-up
Callable	4,717	10.6	15	—
Non-callable	105	0.2	60	0.2
Total par value	$44,774	100.0%	$36,987	100.0%

Variable-rate bonds have variable-rate coupons that generally reset based on SOFR. Fixed-rate bonds have coupons that are fixed over the life of the bond. Some fixed-rate and variable-rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and, if callable, contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31, 2021 and 2020 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by the Bank or the other FHLBanks.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed-rate consolidated obligation bonds that it issues to variable-rate instruments that periodically reset based on an index such as SOFR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable-rate coupon on the interest rate swap that resets based on the applicable index. Typically, the formula for the variable-rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to SOFR plus 5 basis points.
During the years ended December 31, 2021 and 2020, the Bank issued $50.2 billion and $39.9 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to replace maturing or called consolidated obligations. During the year ended December 31, 2021, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 59.6 percent swapped fixed-rate callable bonds (including step-up bonds), 40.2 percent fixed-rate non-callable bonds (most of which were swapped) and 0.2 percent variable-rate bonds. During the year ended December 31, 2020, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 72.1 percent variable-rate bonds, 17.1 percent swapped fixed-rate callable bonds (including step-up bonds) and 10.8 percent fixed-rate non-callable bonds (most of which were swapped).
At December 31, 2021 and 2020, discount notes comprised approximately 20 percent and 37 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2021, the Bank issued approximately $33 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes.
Historically, the primary benchmark that the Bank has used to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs has been the spread to LIBOR that the Bank would pay on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. During the years ended December 31, 2021 and 2020, the weighted average LIBOR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 19 basis points and LIBOR minus 21 basis points, respectively.
Demand and term deposits were approximately $1.6 billion at both December 31, 2021 and 2020. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Time deposits totaled $60.9 million at December 31, 2021. These deposits mature as follows: $59.3 million in three months or less and $1.6 million in over three months through six months. All of the time deposits are uninsured.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $2.2 billion and $2.1 billion at December 31, 2021 and 2020, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) was $2.1 billion and $2.4 billion, respectively.
At December 31, 2021, the Bank’s five largest shareholders held $503 million of capital stock, which represented 23.0 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2021.

FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2021
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
American General Life Insurance Company	$158,045	7.2%
Security Service Federal Credit Union	96,391	4.4
Texas Capital Bank, N.A.	95,611	4.4
Randolph-Brooks Federal Credit Union	79,282	3.6
Life Insurance Company of the Southwest	73,888	3.4
	$503,217	23.0%
As of December 31, 2021, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
As described in Item 1. Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances, except for advances that were funded under the special reduced stock advances offerings discussed below, and 0.10 percent of letters of credit that are issued or renewed on and after April 19, 2021. Prior to April 19, 2021, there was not an activity-based investment requirement for letters of credit. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. Any changes to either the membership or activity-based investment requirements require at least 30 days advance notice to the Bank’s members. Except for the new requirement for letters of credit, there were no changes to the investment requirements during the years ended December 31, 2021 or 2020.
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
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply during that period. At December 31, 2021, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $498 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from

April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from April 19, 2021 through December 31, 2021 and (2) had a maturity of 32 days or greater. For advances that were funded on or prior to April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. On December 8, 2021, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2021 to December 31, 2022. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement can be applied is $5.0 billion. If, at the time of funding an advance that would otherwise be eligible for the reduced capital stock investment requirement, the then outstanding balance of advances made pursuant to this offering totals $5 billion, then the standard capital stock investment requirement of 4.1 percent will apply. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during the period from April 1, 2020 through December 31, 2022. At December 31, 2021, advances outstanding under this program totaled approximately $4.3 billion.
In response to a regulatory directive, the Bank implemented an amendment to its Capital Plan on April 19, 2021. The amended Capital Plan provides for the imposition of an activity-based investment requirement ranging from 0.10 percent to 2.0 percent of members' outstanding letters of credit (the "LC Percentage"), as specified from time to time by the Bank's Board of Directors. The Board of Directors established an initial LC Percentage of 0.10 percent which applies only to letters of credit that are issued or renewed on and after April 19, 2021. The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose will include amendments that extend the expiration date of the letter of credit.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during 2021 and 2020, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For the repurchases that occurred during 2021 and on December 30, 2020, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). For the other repurchases that occurred during 2020, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). During the years ended December 31, 2021 and 2020, the Bank repurchased surplus stock totaling $153 million and $471 million, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2021 and 2020, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $7 million and $54 million, respectively.
At December 31, 2021, excess stock held by the Bank’s members and former members totaled $845 million, which represented 1.3 percent of the Bank’s total assets as of that date.
The Bank is precluded from paying dividends in the form of capital stock if excess stock held by its shareholders is greater than 1 percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than 1 percent of the Bank’s total assets. Before and immediately after the payment of the dividends on December 28, 2021, excess stock was below 1 percent of the Bank's total assets. Excess stock increased significantly on December 30, 2021 and again on December 31, 2021 due to the repayment by certain credit union members of approximately $3.2 billion and $5.5 billion, respectively, of advances on those dates, which correspondingly reduced the activity-based investment requirement that had been associated with those advances. On the first business day of 2022 (January 3, 2022), much of this excess stock was used by the same credit union members to support new borrowings which, in turn, reduced the Bank's excess stock balance to an amount below 1 percent of the Bank's total assets as of that date.

The following table sets forth the repurchases of excess stock that have occurred under the quarterly repurchase program since January 1, 2020.

EXCESS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Surplus Stock Repurchased from Member Shareholders	Amount of Excess Stock Repurchased from Non-Member Shareholders
March 27, 2020	1,390,825	$139,080	$2
June 26, 2020	1,844,151	184,412	3
September 28, 2020	1,064,411	52,457	53,984
December 30, 2020	953,802	95,377	3
March 29, 2021	638,969	56,889	7,008
June 25, 2021	358,364	35,836	1
September 27, 2021	126,031	12,602	1
December 27, 2021	477,994	47,760	39
U.S. GAAP requires issuers to classify as liabilities certain financial instruments that embody obligations for the issuer (hereinafter referred to as “mandatorily redeemable financial instruments”). Pursuant to these requirements, the Bank reclassifies shares of capital stock from the capital section to the liability section of its balance sheet at the point in time when either a written redemption or withdrawal notice is received from a member or a membership withdrawal or termination is otherwise initiated, because the shares of capital stock then meet the definition of a mandatorily redeemable financial instrument. Shares of capital stock meeting this definition are reclassified to liabilities at fair value. Following reclassification of the stock, any dividends paid or accrued on such shares are recorded as interest expense in the statements of income. As the repurchases presented in the table above are made at the sole discretion of the Bank, the repurchase, in and of itself, does not cause the shares underlying these repurchases to meet the definition of mandatorily redeemable financial instruments.
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2021 and 2020, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2021 and 2020 was $6.7 million and $13.9 million, respectively. For the years ended December 31, 2021 and 2020, average mandatorily redeemable capital stock was $8.4 million and $22.6 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2021 and 2020.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial banks	$1,091	50%	$1,328	63%
Credit unions	576	26	264	12
Insurance companies	378	17	361	17
Savings institutions	146	7	147	7
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	2,192	100	2,101	99
Mandatorily redeemable capital stock	7	—	14	1
Total regulatory capital stock	$2,199	100%	$2,115	100%

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
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. As of December 31, 2021, all of the Bank’s derivative instruments that were designated in hedging relationships were either hedging fair value risk attributable to changes in LIBOR or SOFR (the designated benchmark interest rates) or hedging the variability of cash flows associated with forecasted transactions.
U.S. GAAP requires that all derivative instruments be recorded in the statements of condition at their fair values. Changes in the fair values of the Bank’s derivatives, other than those designated in cash flow hedging relationships, are recorded each period in current earnings. U.S. GAAP also sets forth conditions that must exist in order for balance sheet items to qualify for fair value hedge accounting. If an asset or liability qualifies for fair value hedge accounting, changes in the fair value of the hedged item that are attributable to the hedged risk are also recorded in earnings. As a result, the net effect is that only the “ineffective” portion of a qualifying fair value hedge has an impact on current earnings. Changes in the fair values of the Bank’s derivatives designated in cash flow hedging relationships are recorded each period in other comprehensive income.
Under U.S. GAAP, periodic earnings variability for fair value hedges occurs in the form of the net difference between changes in the fair values of the derivative (the hedging instrument) and the hedged item (the asset or liability), if any, for accounting purposes. For the Bank, two types of hedging relationships are primarily responsible for creating earnings volatility.
The first type involves transactions in which the Bank enters into interest rate swaps with coupon cash flows identical or nearly identical to the cash flows of the hedged item (e.g., an advance, investment security or consolidated obligation). In some cases involving hedges of this type, an assumption of “no ineffectiveness” can be made and the changes in the fair values of the derivative and the hedged item are considered identical and offsetting (hereinafter referred to as the shortcut method). However, if the derivative or the hedged item do not have certain characteristics defined in U.S. GAAP, the assumption of “no ineffectiveness” cannot be made, and the derivative and the hedged item must be marked to fair value independently (hereinafter referred to as the long-haul method). Under the long-haul method, the two components of the hedging relationship are marked to fair value using different discount rates, and the resulting changes in fair value are generally slightly different from one another. Even though these differences are generally relatively small when expressed as prices, their impact can become more significant when multiplied by the principal amount of the transaction and then evaluated in the context of the Bank’s net income. Further, during periods in which short-term interest rates are volatile, the Bank may experience increased earnings variability related to differences in the timing between changes in short-term rates and interest rate resets on the floating-rate leg of its interest rate swaps. The floating-rate legs of many of the Bank’s fixed-for-floating interest rate swaps reset every three months and are then fixed until the next reset date. When short-term rates change significantly between the reset date and the valuation date, discounting the cash flows of the floating-rate leg at current market rates until the swap’s next reset date can cause near-term volatility in the Bank’s earnings. Nonetheless, the impact of these types of ineffectiveness-related adjustments on earnings is transitory as the net earnings impact will be zero over the life of the hedging relationship if the derivative and hedged item are held to maturity or their call dates, which is generally the case for the Bank.
The second type involves transactions in which the Bank enters into interest rate exchange agreements to hedge identifiable portfolio risks that either do not qualify for fair value hedge accounting under U.S. GAAP or are not designated in a qualifying fair value hedging relationship (hereinafter referred to as an “economic hedge”). For instance, from time to time, the Bank uses fixed-for-floating interest rate swaps to hedge its fair value risk exposure associated with some of its longer-term discount notes. The changes in fair value of the interest rate swaps flow through current earnings without an offsetting change in the fair value of the hedged items (i.e., the discount notes), which increases the volatility of the Bank’s earnings. Excluding net interest settlements, the impact of the changes in fair value of these stand-alone interest rate swaps on earnings over the life of the transactions will be zero if these instruments are held until their maturity. The Bank generally holds its discount note swaps to maturity.
Because the use of interest rate derivatives enables the Bank to better manage its economic risks, and thus run its business more effectively and efficiently, the Bank will continue to use them during the normal course of its balance sheet management. The Bank views the accounting consequences of using interest rate derivatives as being an important, but secondary, consideration.
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2021, 2020 and 2019, the Bank’s notional balance of interest rate exchange agreements was $53.0 billion, $39.0 billion and $54.9 billion, respectively, while its total assets were $63.5 billion, $64.9 billion and $75.4 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2021, 2020 and 2019.

COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2021
Advances	$9,324	$483	$—	$265	$10,072
Investments	—	14,398	—	3	14,401
Mortgage loans held for portfolio	—	—	—	898	898
Consolidated obligation bonds	—	24,112	—	—	24,112
Consolidated obligation discount notes	—	—	1,066	900	1,966
Intermediary positions	—	—	—	172	172
Other	—	—	—	1,425	1,425
Total notional balance	$9,324	$38,993	$1,066	$3,663	$53,046
December 31, 2020
Advances	$12,294	$747	$—	$380	$13,421
Investments	—	15,191	—	1,403	16,594
Mortgage loans held for portfolio	—	—	—	1,620	1,620
Consolidated obligation bonds	—	4,643	—	—	4,643
Consolidated obligation discount notes	—	—	1,066	—	1,066
Intermediary positions	—	—	—	206	206
Other	—	—	—	1,425	1,425
Total notional balance	$12,294	$20,581	$1,066	$5,034	$38,975
December 31, 2019
Advances	$9,104	$998	$—	$255	$10,357
Investments	—	16,115	—	4,203	20,318
Mortgage loans held for portfolio	—	—	—	517	517
Consolidated obligation bonds	—	19,861	—	—	19,861
Consolidated obligation discount notes	—	—	1,043	1,000	2,043
Intermediary positions	—	—	—	922	922
Other	—	—	—	925	925
Total notional balance	$9,104	$36,974	$1,043	$7,822	$54,943

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2021 and 2020.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2021	2020
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$2,542	$5,613
		Economic	10	125

Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	7,265	7,274
		Economic	255	255
Pay floating then fixed, receive floating interest rate swap (with options)	Converts the advance's fixed rate (after the initial variable rate lockout period) to a variable rate index and offsets option risk in the advance.	Fair Value	—	150

Pay fixed, receive floating interest rate swap combined with purchased swaption	Converts the advance’s fixed rate to a variable- rate index and offsets an optional commitment embedded in the advance that allows the member to increase the amount of the advance.	Fair Value	—	4
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	14,398	15,191
		Economic	3	1,153

Interest rate caps	Offsets the interest rate caps embedded in a portfolio of variable-rate investment securities.	Economic	—	250
Mortgage Loans
Pay fixed, receive floating interest rate swap, or receive fixed, pay floating interest rate swap	To hedge risks to the Bank's earnings associated with the mortgage loan portfolio.	Economic	265	318
Pay or receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with the mortgage loan portfolio.	Economic	600	1,280
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	2,108	3,783
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	22,004	860
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling three-month discount notes to fixed cash flows.	Cash Flow	1,066	1,066
Receive fixed, pay floating interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Economic	900	—
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	92	126
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	80	80
Other
Pay floating, receive fixed or pay fixed, receive floating interest rate swaps	To hedge risks to the Bank's earnings that are not directly linked to specific assets, liabilities or forecasted transactions	Economic	1,425	1,425
Total derivatives used to hedge risk			53,013	38,953
Mortgage delivery commitments			33	22
Total notional amount of derivatives			$53,046	$38,975

Certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of December 31, 2021, the Bank had cleared trades outstanding with notional amounts totaling $22.5 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure amounts ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2021, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $30.4 billion.
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
As of December 31, 2021, cash collateral totaling $456 million had been delivered by the Bank to its non-member bilateral derivative counterparties and the Bank held $7 million of cash collateral received from its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged $530 million (fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of December 31, 2021, the Bank had paid $739 million and received $25 million in variation margin to settle its cleared derivatives with its clearinghouse counterparties.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2021.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Cleared derivatives(3)	—	$15.0	$—	$—	$1.0	$1.0
Liability positions with credit exposure
Single-A	6	6,276.6	(97.7)	99.9	—	2.2
Triple-B	2	4,205.9	(128.7)	129.7	—	1.0
Cleared derivatives(3)	—	22,475.0	(3.3)	(1.2)	528.6	524.1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	8	32,972.5	(229.7)	228.4	529.6	528.3

Asset positions without credit exposure	2	1,352.0	6.6	(7.1)	—	—
Liability positions without credit exposure(4)	7	18,602.8	(235.8)	226.9	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	9	19,954.8	(229.2)	219.8	—	—
Total non-member counterparties	17	52,927.3	(458.9)	$448.2	$529.6	$528.3

Member institutions
Interest rate exchange agreements (5)
Asset positions	5	85.9	3.8
Mortgage delivery commitments	—	33.2	—
Total member institutions	5	119.1	3.8
Total	22	$53,046.4	$(455.1)
____________________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of December 31, 2021.
(2)Includes amounts that had not settled as of December 31, 2021.
(3)Cleared derivatives with an aggregate notional principal balance of $5.8 billion were transacted with a clearinghouse rated double-A and cleared derivatives with an aggregate notional principal balance of $16.7 billion were transacted with a clearinghouse rated single-A.
(4)The figures for liability positions without credit exposure included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $2.3 billion.
(5)This product offering and the collateral provisions associated therewith are discussed in the paragraph below.
The Bank offers interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties discussed above. When entering into interest rate exchange agreements with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions consists of collateral that is eligible to secure advances and other obligations under the member’s Advances and Security Agreement with the Bank (for a description of eligible collateral, see Item 1. Business — Products and Services – Advances).

The Dodd-Frank Wall Street Reform and Consumer Protection Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to be able in certain instances to continue to enter into uncleared trades on a bilateral basis, those transactions will be subject to new regulatory requirements, including initial margin requirements imposed by regulators. For additional discussion, see Item 1. Business - Legislative and Regulatory Developments.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 102 percent at both December 31, 2021 and 2020. For additional discussion, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
LIBOR Phase-Out
As discussed in "Item 1A — Risk Factors," one-month and three-month LIBOR are expected to no longer be available after June 30, 2023. For some time, the Bank has been preparing for this possibility and the associated transition to an alternative reference rate (e.g., SOFR). Among other things, a permanent discontinuation of LIBOR has necessitated the addition of fallback language in the Bank's LIBOR-indexed derivative contracts that extend past the cessation date, as well as changes in the Bank's risk management practices. In response to the future cessation of LIBOR, the Bank is no longer offering LIBOR-indexed advances, nor is it issuing LIBOR-indexed consolidated obligations.
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
On October 23, 2020, ISDA launched the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallbacks Protocol (“Protocol”). The Supplement amends ISDA’s standard definitions for interest rate derivatives to incorporate robust fallbacks for derivatives linked to certain IBORs. Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both parties must adhere to the Protocol in order to effectively amend legacy derivative contracts or, alternatively, the parties must bilaterally agree to amended legacy contracts to address IBOR fallbacks. The Bank and all of its non-member bilateral derivative counterparties have adhered to the Protocol. On and after January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement. ISDA has stated that the FCA's announcement on March 5, 2021 (in which the FCA announced the dates that panel bank submissions for all LIBOR settings would cease) constituted an index cessation event under the Supplement and the Protocol and, as a result, the fallback spread adjustment published by Bloomberg was fixed as of the date of that announcement for all LIBOR settings. The Bank does not expect the fallback spread adjustments to have a significant impact on its derivative positions.
On March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act"). The LIBOR Act provides legal certainty for legacy contracts with inadequate or unworkable fallback provisions when LIBOR stops being published after June 30, 2023. For contracts with either no fallback provisions or insufficient fallback provisions, the legislation will automatically impose a rate selected by the Federal Reserve based upon SOFR including any applicable tenor spread adjustment. The legislation also includes a safe harbor against liability for parties with contractual discretion who choose the Federal Reserve's SOFR-based rate to replace LIBOR. The Federal Reserve has until 180 days after enactment of the legislation to issue regulations carrying out its provisions.

The following table presents the Bank's LIBOR-indexed financial instruments by contractual maturity at December 31, 2021. Some of the Bank's derivatives contain call options which, if exercised, could result in earlier terminations. In addition, it is possible that some of the Bank's MBS holdings could be prepaid, reducing the balance of these investments maturing after June 30, 2023.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

		Six Months
	Year Ended	Ended
	December 31, 2022	June 30, 2023	Thereafter	Total
Instruments with receipts indexed to LIBOR
Investments (par value)
Non-MBS	$1	$—	$1	$2
MBS	—	—	528	528
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	1,374	377	16,573	18,324
Uncleared	377	44	7,713	8,134
Total par/notional amount	$1,752	$421	$24,815	$26,988

Instruments with payments indexed to LIBOR
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	$1,283	$488	$1,387	$3,158
Uncleared	133	21	452	606
Total par/notional amount	$1,416	$509	$1,839	$3,764

At December 31, 2021, the Bank had outstanding standby bond purchase agreements totaling $914.0 million which expire in 2022, 2023, 2024, 2025 and 2026. Under the terms of these agreements, the Bank could be required to purchase and hold the subject bonds for a period of time. If this were to occur, the Bank would earn interest on the bonds at specified rates indexed to the greater of one-month LIBOR or the Federal Funds rate. The standby bond purchase agreements that expire after June 30, 2023 include fallback language in the event one-month LIBOR is no longer available after that date. For further discussion of these standby bond purchase agreements, see the audited financial statements included in this report (specifically, Note 18 on page F-53).

Results of Operations
Net Income
Net income for 2021, 2020 and 2019 was $164.4 million, $198.7 million and $227.3 million, respectively. The Bank’s net income for 2021 represented a return on average capital stock (“ROCS”) of 7.72 percent. In comparison, the Bank’s ROCS was 8.17 percent in 2020 and 8.90 percent in 2019. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income from 2020 to 2021 are discussed below. The factors contributing to the changes in the Bank's net income from 2019 to 2020 are discussed in the 2020 10-K.
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2021 and 2020, the Bank’s AHP assessments totaled $18.3 million and $22.1 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.

Income Before Assessments
During 2021 and 2020, the Bank’s income before assessments was $182.6 million and $220.8 million, respectively. The $38.2 million decrease in income before assessments for 2021 as compared to 2020 was attributable to a $32.5 million decrease in net interest income after provision/reversal for mortgage loan losses and a $21.9 million decrease in other income offset by a $16.2 million decrease in other expenses. The components of income before assessments (net interest income after provision/reversal for mortgage loan losses, other income and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision/Reversal for Mortgage Loan Losses
In 2021 and 2020, the Bank’s net interest income after provision/reversal for mortgage loan losses was $277.5 million and $310.0 million, respectively. The $32.5 million decrease in net interest income after provision/reversal for mortgage loan losses from 2020 to 2021 was due primarily to a decline in average interest-earning assets and a $7.9 million decrease in prepayment fees on advances, partially offset by higher yield maintenance fees received in connection with GSE CMBS prepayments, as previously discussed in the Long-Term Investments section beginning on page 44 of this report.
The average balances of the Bank's interest-earning assets decreased by $12.5 billion, from $72.1 billion in 2020 to $59.6 billion in 2021. The Bank's net interest margin increased from 43 basis points in 2020 to 46 basis points in 2021. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 45 basis points in 2021 as compared to 39 basis points in 2020. Due to a decrease in average short-term interest rates in 2021 relative to 2020, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) decreased from 4 basis points in 2020 to 1 basis point in 2021.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. As a result, the Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness that is recorded in net interest income. For the years ended December 31, 2021 and 2020, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by $439,000 and ($1,055,000), respectively, increased (reduced) interest income on available-for-sale securities by $18,787,000 and ($18,947,000), respectively, and reduced interest expense on consolidated obligations by $4,554,000 and $5,020,000, respectively. In aggregate, these amounts increased (reduced) net interest income by $23.8 million and ($15.0) million for the years ended December 31, 2021 and 2020, respectively. The fair value hedge ineffectiveness associated with the Bank's available-for-sale securities is offset in part by mitigation activities undertaken by the Bank, the results of which are recorded in other income (loss) as further discussed below.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2021, 2020 and 2019.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2021			2020			2019
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$1,110	$1	0.11%	$2,045	$9	0.44%	$1,628	$37	2.27%
Securities purchased under agreements to resell	295	—	0.05%	901	8	0.85%	3,680	87	2.37%
Federal funds sold (c)	4,200	3	0.08%	3,186	9	0.28%	2,618	58	2.23%
Investments
Trading	2,715	9	0.32%	6,275	64	1.01%	4,984	101	2.02%
Available-for-sale (d)	15,983	152	0.95%	17,221	219	1.27%	16,363	465	2.84%
Held-to-maturity (d)	750	5	0.70%	1,082	13	1.22%	1,330	38	2.83%
Advances (e)	31,294	130	0.41%	37,465	367	0.98%	37,348	909	2.43%
Mortgage loans held for portfolio (f)	3,296	78	2.36%	3,945	103	2.61%	3,102	111	3.58%
Total earning assets	59,643	378	0.63%	72,120	792	1.10%	71,053	1,806	2.54%
Cash and due from banks	150			74			54
Other assets	197			255			273
Derivatives netting adjustment (b)	(421)			(544)			(177)
Fair value adjustment on available-for-sale securities (d)	281			31			130
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(5)			(8)			(10)
Total assets	$59,845	378	0.63%	$71,928	792	1.10%	$71,323	1,806	2.53%
Liabilities and Capital
Interest-bearing deposits (b) (g)	$1,753	—	0.02%	$1,537	5	0.29%	$983	20	2.05%
Consolidated obligations
Bonds	42,851	71	0.17%	35,429	277	0.78%	30,800	711	2.31%
Discount notes	11,099	30	0.27%	30,924	199	0.64%	34,961	781	2.23%
Mandatorily redeemable capital stock and other borrowings	20	—	0.03%	23	—	0.36%	12	—	2.52%
Total interest-bearing liabilities	55,723	101	0.18%	67,913	481	0.71%	66,756	1,512	2.26%
Other liabilities	731			885			927
Derivatives netting adjustment (b)	(421)			(544)			(177)
Total liabilities	56,033	101	0.18%	68,254	481	0.70%	67,506	1,512	2.24%
Total capital	3,812			3,674			3,817
Total liabilities and capital	$59,845		0.17%	$71,928		0.67%	$71,323		2.12%
Net interest income		$277			$311			$294
Net interest margin			0.46%			0.43%			0.41%
Net interest spread			0.45%			0.39%			0.28%
Impact of non-interest bearing funds			0.01%			0.04%			0.13%

____________________________________
(a)Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(b)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2021, 2020 and 2019 in the table above include $411 million, $525 million and $167 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2021, 2020 and 2019 in the table above include $10 million, $19 million and $11 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(c)Includes overnight federal funds sold to other FHLBanks.
(d)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(e)Interest income and average rates include net prepayment fees on advances.
(f)The average balances for mortgage loans held for portfolio in the table above include $87 million, $56 million and $3 million of non-accruing loans for the years ended December 31, 2021, 2020 and 2019, respectively.
(g)Average balances of deposits for the years ended December 31, 2021, 2020 and 2019 include time deposits of $62 million, $64 million and $102 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2021, 2020 and 2019, interest was paid on demand deposits at average rates of 0.02 percent, 0.26 percent and 2.01 percent, respectively, and on time deposits at average rates of 0.04 percent, 0.92 percent and 2.34 percent, respectively.
Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2021 and 2020 and between 2020 and 2019. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2021 vs. 2020 Increase (Decrease) Due To			2020 vs. 2019 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(3)	$(5)	$(8)	$8	$(36)	$(28)
Securities purchased under agreements to resell	(3)	(5)	(8)	(43)	(36)	(79)
Federal funds sold	2	(8)	(6)	11	(60)	(49)
Investments
Trading	(25)	(30)	(55)	22	(59)	(37)
Available-for-sale	(15)	(52)	(67)	23	(269)	(246)
Held-to-maturity	(3)	(5)	(8)	(6)	(19)	(25)
Advances	(53)	(184)	(237)	3	(545)	(542)
Mortgage loans held for portfolio	(16)	(9)	(25)	26	(34)	(8)
Total interest income	(116)	(298)	(414)	44	(1,058)	(1,014)
Interest expense
Interest-bearing deposits	1	(6)	(5)	8	(23)	(15)
Consolidated obligations
Bonds	48	(254)	(206)	94	(528)	(434)
Discount notes	(89)	(80)	(169)	(81)	(501)	(582)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	(40)	(340)	(380)	21	(1,052)	(1,031)
Changes in net interest income	$(76)	$42	$(34)	$23	$(6)	$17

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2021, 2020 and 2019.

OTHER INCOME (LOSS)
(in thousands)

	2021	2020	2019
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$555	$—	$(3)
Economic hedge derivatives related to consolidated obligation discount notes	124	(39)	(249)
Member/offsetting derivatives	44	80	207
Economic hedge derivatives related to advances	(583)	696	522
Economic hedge derivatives related to trading securities	(3,520)	(25,045)	(163)
Economic hedge derivatives related to available-for-sale securities	(36)	(438)	(150)
Economic hedge derivatives related to mortgage loans held for portfolio	1,599	(248)	(1,196)
Other stand-alone economic hedge derivatives	7,359	4,312	(2,382)
Total net interest income (expense) associated with economic hedge derivatives	5,542	(20,682)	(3,414)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	5,668	(6,971)	(523)
Available-for-sale securities	169	218	(16)
Trading securities	3,532	(1,708)	(1,488)
Mortgage loans held for portfolio	3,867	(2,884)	4,822
Consolidated obligation bonds	—	—	(1)
Consolidated obligation discount notes	(905)	24	(61)
Other stand-alone economic hedge derivatives	(22,543)	30,601	25,553
Interest rate swaptions related to mortgage loans held for portfolio	5,307	(4,524)	(2,728)
Mortgage delivery commitments	(1,848)	8,507	2,097
Interest rate caps related to held-to-maturity securities	—	—	(6)
Member/offsetting derivatives	(44)	(56)	214
Total fair value gains (losses) related to economic hedge derivatives	(6,797)	23,207	27,863
Price alignment amount on daily settled derivative contracts	3	362	238
Total net gains (losses) on derivatives and hedging activities	(1,252)	2,887	24,687
Net gains (losses) on trading securities	(10,501)	7,225	12,860
Net gains on other assets carried at fair value	1,848	1,647	1,964
Realized gains on sales of available-for-sale securities	—	829	852
Service fees	2,753	2,467	2,590
Letter of credit fees	14,498	14,347	12,437
Standby bond purchase agreement fees	1,902	1,471	898
Other, net	995	1,286	32
Total other	11,495	29,272	31,633
Total other income	$10,243	$32,159	$56,320
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
Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in earnings. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $5.8 million and $(6.8) million in 2021 and 2020, respectively.
The higher yielding, longer duration fixed-rate GSE CMBS and GSE debentures held in the Bank’s available-for-sale securities portfolio (substantially all of which have been hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) expose the Bank to periodic earnings variability in the form of fair value hedge ineffectiveness. The hedge ineffectiveness gains and losses associated with these particular relationships are attributable in large part to the use of different discount curves to value the interest rate swaps (either the overnight index swap ("OIS") curve or the SOFR curve) and the GSE CMBS/GSE debentures (LIBOR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both December 31, 2021 and 2020, the notional balance of these derivatives totaled $425 million. For the years ended December 31, 2021 and 2020, the gains (losses) associated with these stand-alone economic hedge derivatives were $(22.5) million and $30.6 million, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions was $9.2 million and ($7.4) million for the years ended December 31, 2021 and 2020, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains or losses from the commitment date to the settlement date) were $(1.8) million and $8.5 million for the years ended December 31, 2021 and 2020, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the years ended December 31, 2021 and 2020, respectively.
Price Alignment Amount
Pursuant to their rulebooks, the Bank's two clearinghouse counterparties legally characterize variation margin payments on cleared derivatives as settlements on the contracts. The Bank receives or pays a price alignment amount on the cumulative variation margin payments associated with these contracts. The price alignment amount approximates the amount of interest the Bank would receive or pay if the variation margin payments were characterized as collateral pledged to secure outstanding credit exposure on the contracts. The price alignment amount associated with derivatives in qualifying fair value hedging relationships is recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. The price alignment amount associated with economic hedge derivatives including, but not limited to, those associated with non-qualifying fair value hedging relationships, is recorded in net gains (losses) on derivatives and hedging activities.
Other
The Bank did not sell any available-for-sale securities during the year ended December 31, 2021. During the year ended December 31, 2020, the Bank sold available-for-sale securities with an amortized cost of $604.6 million. Proceeds from the sales totaled $605.4 million, resulting in realized gains of $0.8 million. The Bank did not sell any securities classified as held-to-maturity during the years ended December 31, 2021 or 2020.

During the years ended December 31, 2021 and 2020, the Bank held from time to time U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these securities were $(10.5) million and $7.2 million for the years ended December 31, 2021 and 2020, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of its U.S. Treasury Notes. For the years ended December 31, 2021 and 2020, the gains (losses) associated with these stand-alone derivatives were $3.5 million and $(1.7) million, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains on these securities totaled $1.8 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. The gains or losses on the securities are offset by a corresponding increase or decrease in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
For the years ended December 31, 2021 and 2020, letter of credit fees totaled $14.5 million and $14.3 million, respectively. At December 31, 2021 and 2020, outstanding letters of credit totaled $21.7 billion and $22.4 billion, respectively.
Standby bond purchase agreement fees totaled $1.9 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, outstanding standby bond purchase agreements totaled $914 million and $709 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; subsidies, grants and donations; derivative clearing fees; and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the years ended December 31, 2021 and 2020, these expenses totaled $105.1 million and $121.3 million, respectively.
Compensation and benefits totaled $55.2 million for 2021, compared to $65.1 million for 2020. The $9.9 million decrease in compensation and benefits for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due largely to an $11.0 million decrease in the Bank's defined benefit pension plan expenses, offset by a $1.1 million increase in employee medical costs. In December 2020, the Bank made a $13 million voluntary pension contribution to improve its funding ratio which, as of July 1, 2020, was 90.1 percent. The impact of this voluntary contribution in combination with the pension funding relief legislation that was enacted in March 2021, is reflected in the Bank's funding ratio as of July 1, 2021, which was 123.5 percent. For additional discussion regarding the Bank's defined benefit pension plan, see the audited financial statements included in this report (specifically, Note 16 on page F-46). The Bank's average headcount in both 2021 and 2020 was 202 employees. At December 31, 2021 and 2020, the Bank employed 197 and 203 people, respectively.
Other operating expenses for the years ended December 31, 2021 and 2020 were $34.3 million and $36.2 million, respectively. Decreases in professional services and independent contractor costs were partially offset by an increase in software expenses.
Subsidies, grants and donations were $2.9 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively. In response to the COVID-19 pandemic, the Bank made available (during the three months ended June 30, 2020) $5.0 billion of below-market rate (or subsidized) advances at a cost to the Bank of $4.4 million. In addition, the Bank funded $2.3 million in grants under its Partnership Grant Program, which was expanded to address pandemic relief efforts. During the year ended December 31, 2021, the Bank funded approximately $0.4 million under the Partnership Grant Program.
Derivative clearing fees were $0.8 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $0.5 million from 2020 to 2021 was due to a decline in the Bank's cleared derivative transactions from year to year as many of the transactions in 2021 were not eligible for clearing.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $5.4 million and $4.8 million in 2021 and 2020, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $6.5 million and $5.3 million, respectively.

Unaudited Quarterly Financial Data
The following is a summary of the Bank’s unaudited quarterly operating results for the year ended December 31, 2021.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$112,808	$75,716	$86,536	$102,624	$377,684
Net interest income after provision (reversal) for mortgage loan losses	80,055	51,162	67,257	79,073	277,547
Other income (loss)
Net losses on trading securities	(6,441)	(465)	(871)	(2,724)	(10,501)
Net gains (losses) on derivatives and hedging activities	(700)	882	438	(1,872)	(1,252)
Net gains (losses) on other assets carried at fair value	489	720	(56)	695	1,848
Letter of credit fees	3,691	3,613	3,545	3,649	14,498
Service fees and other, net	1,385	906	1,544	1,815	5,650
Other expense	25,287	25,680	26,010	28,170	105,147
AHP assessments	5,319	3,115	4,586	5,246	18,266
Net income	47,873	28,023	41,261	47,220	164,377

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2021, the Bank’s short-term liquidity portfolio was comprised of a $10.7 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $4.8 billion of overnight federal funds sold, $2.2 billion of U.S. Treasury Bills, $0.9 billion of overnight interest-bearing deposits, $0.5 billion of excess cash held at the Federal Reserve and $0.1 billion of U.S. Treasury Notes.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2021 or 2020.
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
Initially, the Finance Agency indicated that it would consider a FHLBank to have adequate reserves of liquid assets if, from March 31, 2019 through December 30, 2019, it maintained 10 calendar days or more of positive daily cash balances and if, on and after December 31, 2019, it maintained 20 calendar days or more of positive daily cash balances. Further, the Finance Agency indicated that it would consider a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2018, the FHLBank maintained a funding gap ratio of negative 15 percent or better for the three-month time horizon and negative 30 percent or better for the one-year time horizon. As a result of the deterioration in financial market conditions that occurred due to the COVID-19 outbreak, the Finance Agency temporarily revised its guidance with respect to base case liquidity and funding gaps. On March 3, 2020, the Finance Agency indicated that the FHLBanks should maintain no less than 10 calendar days of positive daily cash balances through April 30, 2020 and that the FHLBanks should then return to 20 calendar days or more of positive daily cash balances by September 30, 2020. On March 12, 2020, the Finance Agency increased (through July 30, 2020) the funding gap ratios for the three-month and one-year time horizons to negative 25 percent or better and negative 40 percent or better, respectively. By September 30, 2020, the funding gap ratios for the three-month and one-year time horizons were not to exceed negative 20 percent and negative 35 percent, respectively. By December 31, 2020, the funding gap ratios were not to exceed the limits that were in place prior to the COVID-19 outbreak.
On May 26, 2020, the Finance Agency modified the guidance set forth in the immediately preceding paragraph. Pursuant to this most recent communication, the Finance Agency considered a FHLBank to have adequate reserves of liquid assets if, from August 31, 2020 through December 30, 2020, it maintained 15 calendar days of positive daily cash balances, and the Finance Agency considers a FHLBank to have adequate reserves of liquid assets if, on and after December 31, 2020, it maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2020, its funding gap ratios for the three-month and one-year time horizons do not exceed negative 20 percent and negative 35 percent, respectively.
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
The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions. Simulations of over 280 historical market interest rate scenarios dating back to January 1998 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the average of the five scenarios resulting in the worst estimated deteriorations in market value of equity is identified as the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement.
At December 31, 2021, the Bank’s credit risk, market risk and operations risk capital requirements were $220 million, $363 million and $175 million, respectively. These requirements were $200 million, $574 million and $232 million, respectively, at December 31, 2020.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2021 or December 31, 2020. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, beginning in February 2020, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the years ended December 31, 2021 and 2020, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2021 and 2020, see the audited financial statements included in this report (specifically, Note 15 beginning on page F-40).

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

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. To understand the Bank’s financial position and results of operations, it is important to understand the Bank’s most significant accounting policies and the extent to which management uses judgment and estimates in applying those policies. The Bank’s critical accounting policies and estimates involve derivatives and hedging activities and the estimation of fair values.
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
U.S. GAAP requires that all derivatives be recorded on the statement of condition at their fair value. Changes in the fair value of all derivatives, excluding those designated as cash flow hedges (discussed below), are recorded each period in current earnings. Under U.S. GAAP, the Bank is required to recognize unrealized gains and losses on derivative positions whether or not the transaction qualifies for fair value hedge accounting, in which case offsetting losses or gains on the hedged assets or liabilities may also be recognized. Therefore, to the extent certain derivative instruments do not qualify for fair value hedge accounting under U.S. GAAP, or changes in the fair values of derivatives are not exactly offset by changes in their hedged items, the accounting framework imposed by U.S. GAAP introduces the potential for a considerable mismatch between the timing of income and expense recognition for assets or liabilities being hedged and their associated hedging instruments. As a result, during periods of significant changes in market prices and interest rates, the Bank’s earnings may exhibit considerable volatility.
The judgments and assumptions that are most critical to the application of this accounting policy are those affecting whether a hedging relationship qualifies for fair value hedge accounting and, if so, whether an assumption of "no ineffectiveness" can be made. In addition, the estimation of fair values (discussed below) has a significant impact on the actual results being reported.
At the inception of each fair value hedge transaction, the Bank formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk will be assessed. In all cases involving a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in its fair value attributable to changes in a designated benchmark interest rate. Therefore, for this purpose, changes in the fair value of the hedged item (e.g., an advance, investment security or consolidated obligation) reflect only those changes in value that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as “changes in the benchmark fair value”).
For hedging relationships that are designated as fair value hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference in the change in fair value of the derivative and the change in the benchmark fair value of the hedged item represents “hedge ineffectiveness.” If a fair value hedging relationship qualifies for the shortcut method of accounting, the Bank can assume that the change in the benchmark fair value of the hedged item is equal and offsetting to the change in the fair value of the derivative and, as a result, no ineffectiveness is recorded in earnings. However, U.S. GAAP limits the use of the shortcut method to hedging relationships of interest rate risk involving a recognized interest-bearing asset or liability and an interest rate swap, and then only if nine specific conditions are met.
If the fair value hedging relationship qualifies for hedge accounting but does not meet all nine conditions specified in U.S. GAAP, the assumption of "no ineffectiveness" cannot be made and the long-haul method of accounting is used. Under the long-haul method, the change in the benchmark fair value of the hedged item is calculated independently from the change in fair value of the derivative. As a result, the net effect is that the hedge ineffectiveness has an impact on earnings.
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

Changes in the fair value of derivative positions that do not qualify for hedge accounting (economic hedges) are recorded in current earnings without an offsetting change in the benchmark fair value of the hedged item.
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in AOCI until earnings are affected by the variability of the cash flows of the hedged transaction, at which time these amounts are reclassified from AOCI to earnings.
As of December 31, 2021, the Bank’s derivatives portfolio included $9.3 billion (notional amount) that was accounted for using the shortcut method, $39.0 billion (notional amount) that was accounted for using the long-haul method, $1.1 billion (notional amount) that was designated in cash flow hedging relationships and $3.7 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2020, the Bank’s derivatives portfolio included $12.3 billion (notional amount) that was accounted for using the shortcut method, $20.6 billion (notional amount) that was accounted for using the long-haul method, $1.1 billion (notional amount) that was designated in cash flow hedging relationships and $5.0 billion (notional amount) that did not qualify for hedge accounting.
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
In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes and, in applying hedge accounting, it calculates the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable solely to changes in a designated benchmark interest rate ("the benchmark fair values") and the periodic changes in the fair values of hypothetical derivatives associated with cash flow hedges. For most of these instruments (other than substantially all of its held-to-maturity securities and its callable consolidated obligation bonds, as described below), such values are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. Significant inputs to the pricing model (e.g., yield curves and volatilities) are based on current observable market data. To the extent this model is used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.
Consistent with market practice, the Bank uses either the OIS curve (for derivatives transacted with bilateral counterparties) or the SOFR curve (for cleared derivatives), rather than the LIBOR swap curve, to discount the cash flows on its interest rate exchange agreements for valuation purposes. Depending upon the spreads between LIBOR and SOFR or between LIBOR and OIS, the use of the SOFR curve or the OIS curve, as the case may be, to value the Bank's interest rate exchange agreements and the LIBOR swap curve (plus or minus a constant spread) to derive the benchmark fair values of the Bank's hedged items (for which LIBOR is the designated benchmark interest rate) can result in increased fair value hedge ineffectiveness on long-haul hedging relationships. In addition, while not likely, this valuation methodology has the potential to lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material.
To value its holdings of U.S. Treasury obligations classified as trading securities, all of its available-for-sale securities, substantially all of its held-to-maturity securities and its callable consolidated obligation bonds, the Bank obtains prices from three designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. Recently, the Bank conducted reviews of the three pricing vendors to reconfirm its understanding of the vendors' pricing processes, methodologies and control procedures and was satisfied that those processes, methodologies and control procedures were adequate and appropriate.
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
The Bank’s pricing model is subject to an external validation every three years. In those years when an external validation is not performed, the pricing model is subject to an annual review. The Bank periodically reviews and refines, as appropriate, its assumptions and valuation methodologies to reflect market indications as closely as possible. The Bank believes it has the appropriate personnel, technology, and policies and procedures in place to enable it to value its financial instruments in a reasonable and consistent manner.
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
Business Objectives
The Bank serves as a financial intermediary between the capital markets and its members. In its most basic form, this intermediation process involves raising funds by issuing consolidated obligations in the capital markets and lending the proceeds to member institutions at slightly higher rates. The interest spread between the cost of the Bank’s liabilities and the yield on its assets, combined with the earnings on its invested capital, are the Bank’s primary sources of earnings. The Bank’s primary asset liability management goal is to manage its assets and liabilities in such a way that its current and projected net interest spread (excluding fair value hedge ineffectiveness) is consistent across a wide range of interest rate environments, although the Bank may occasionally take actions that are not necessarily consistent with this objective for short periods of time in response to unusual market conditions.
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

In order to have a ready supply of funds, the Bank typically issues debt as opportunities arise in the market, and makes the proceeds of those debt issuances (some of which bear fixed interest rates and have relatively long maturities) available for members to borrow in the form of advances. Holding fixed-rate liabilities in anticipation of member borrowing subjects the Bank to interest rate risk, and there is no assurance in any event that members will borrow from the Bank in quantities or maturities that will match these warehoused liabilities. Therefore, in order to intermediate the mismatches between advances with certain terms and features, and consolidated obligations with a different set of terms and features, the Bank typically converts both longer maturity assets and longer maturity liabilities to a floating rate index, and attempts to manage the interest spread between the pools of floating-rate assets and liabilities. Prior to June 30, 2020, LIBOR was the index that was used most often for this purpose. Since that date, the Bank has typically used SOFR when converting longer-maturity assets and liabilities to a floating rate index.
This process of intermediating the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice has been, as often as practical, to contemporaneously execute interest rate exchange agreements when acquiring longer maturity fixed-rate assets and/or issuing longer maturity fixed-rate liabilities in order to convert the cash flows to floating rates. Doing so reduces the Bank’s interest rate risk exposure, which allows it to preserve the value of, and earn more stable returns on, members’ capital investment.
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
With the expected cessation of one-month and three-month LIBOR in mid-2023, the Bank no longer enters into LIBOR-indexed derivatives and has instead been using (since mid-2020) derivatives that are indexed to either SOFR or OIS in an effort to accomplish this business objective. As of December 31, 2021, the Bank had derivatives indexed to LIBOR, SOFR and OIS totaling $30.2 billion, $17.7 billion and $5.1 billion, respectively, as compared to $37.6 billion, $0.3 billion and $1.1 billion, respectively, at December 31, 2020.
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. The Bank was in compliance with this limit at each month-end during the period from December 2020 through December 2021.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each quarter-end during the period from December 2020 through December 2021. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2020	$3.636	$3.623	(0.36)%	$3.998	9.96%	$3.648	0.33%	$3.730	2.59%
March 2021	3.843	3.678	(4.29)%	4.005	4.22%	3.770	(1.90)%	3.916	1.90%
June 2021	3.884	3.787	(2.50)%	4.094	5.41%	3.849	(0.90)%	3.875	(0.23)%
September 2021	3.944	3.830	(2.89)%	4.122	4.51%	3.899	(1.14)%	3.949	0.13%
December 2021	4.030	3.927	(2.56)%	4.189	3.95%	3.991	(0.97)%	4.005	(0.62)%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each quarter-end during the period from December 2020 through December 2021.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2020	0.30	(0.34)	(0.04)	(0.42)	0.02	1.41	(5.46)	(5.45)
March 2021	0.44	(0.36)	0.08	1.71	2.31	2.80	(1.43)	(1.01)
June 2021	0.34	(0.32)	0.02	0.56	1.54	1.88	(2.96)	(5.99)
September 2021	0.36	(0.33)	0.03	0.83	1.64	1.87	(1.98)	(4.55)
December 2021	0.35	(0.36)	(0.01)	0.20	1.53	1.55	(1.42)	(4.45)
____________________________________
(1)In the up 100 and up 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(2)In the down 100 and down 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
Interest Rate Risk Components
The Bank manages the interest rate risk of a significant percentage of its assets and liabilities on a transactional basis. Using interest rate exchange agreements, the Bank pays (in the case of an asset) or receives (in the case of a liability) a coupon that is identical or nearly identical to the balance sheet item, and receives or pays in return, respectively, a floating rate such as SOFR or one-month or three-month LIBOR. The combination of the interest rate exchange agreement with the balance sheet item has the effect of reducing the duration of the asset or liability to the term to maturity of the floating rate index.
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
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2021, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2021, 2020 and 2019, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-58.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2021 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 2, 2021, the Director of the Finance Agency designated that, for 2022, the Bank would have nine member directors and eight independent directors. With respect to the director elections that the Bank conducted during calendar year 2021, for terms beginning January 1, 2022, the order designated that one member director would be elected in Texas, one member director would be elected in Arkansas, one member director would be elected in Louisiana and two independent directors would be elected.
The term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms for which they have been elected by the Bank's members.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2022, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
Cheryl D. Alston, an independent director from Dallas, Texas, resigned effective July 13, 2021. On that date, certain subsidiaries of an insurance holding company for which Ms. Alston serves as a director became members of the Bank and, consequently, she no longer satisfied the eligibility requirements to serve as an independent director. Ms. Alston had served as an independent director of the Bank since January 2017. Effective December 14, 2021, the Bank's Board of Directors elected Rufus Cormier, Jr. to fill the independent directorship vacated by Ms. Alston.
The Board of Directors has designated Dianne W. Bolen and Felipe A. Rael as the Bank's public interest directors.

2022 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 23, 2022):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
Robert M. Rigby, Chairman (Member)	75	2010	2023	(a)(b)(c)(d)(e)(f)(g)
Margo S. Scholin, Vice Chairman (Independent)	71	2007	2023	(a)(b)(c)(d)(e)(f)(g)
Dorsey L. Baskin, Jr. (Independent)	68	2020	2025	(a)(b)
Dianne W. Bolen (Independent)	73	2012	2022	(e)(f)(g)
Tim H. Carter (Member)	67	2013	2024	(b)(d)(e)(g)
Mary E. Ceverha (Independent)	77	2004	2022	(a)(b)(c)(g)
Albert C. Christman (Member)	70	2014	2025	(a)(d)(g)
Rufus Cormier, Jr. (Independent)	74	2021	2024	(a)(d)(f)
James D. Goudge (Member)	68	2014	2025	(a)(c)(e)
W. Wesley Hoskins (Member)	70	2013	2024	(d)(e)
Michael C. Hutsell (Member)	71	2014	2025	(b)(f)
A. Fred Miller, Jr. (Member)	72	2015	2022	(a)(c)(f)
Sally I. Nelson (Independent)	68	2014	2025	(b)(c)(d)
Stephen Panepinto (Member)	69	2021	2024	(e)(f)
Felipe A. Rael (Independent)	44	2020	2023	(a)(f)
John P. Salazar (Independent)	79	2010	2023	(c)(d)(e)(g)
Ron G. Wiser (Member)	65	2010	2022	(a)(b)(c)(g)
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
Dorsey L. Baskin, Jr. is a retired partner of Grant Thornton LLP. Mr. Baskin joined Grant Thornton in 2002 as an audit partner and served in that capacity until his retirement in 2016. From 2002 to 2011, he also served as one of the firm's five National Professional Practice Directors. Further, from 2011 until his retirement in 2016, Mr. Baskin served as the firm’s National Assurance Innovation Managing Partner. Prior to joining Grant Thornton, Mr. Baskin spent 25 years with Arthur Andersen LLP. He joined Arthur Andersen’s audit practice in 1977 and served as a partner from 1989 to 2002. In addition, Mr. Baskin served as a member of Arthur Andersen’s Accounting Principles Group from 1987 to 1989, as National Technical Director and Regulatory Liaison for the Banking Industry Audit Practice from 1989 to 1999, and as Managing Director of the Global Assurance Professional Standards Group from 1999 to 2002. Beginning early in his career, Mr. Baskin specialized in the financial services industry. Over the course of his 39-year career in public accounting, he served on numerous task forces and committees in support of the accounting profession, was a frequent speaker on technical accounting and auditing topics, and authored numerous papers and articles on such topics. Since his retirement, Mr. Baskin has worked as an independent consultant and has from time to time served as an accounting expert witness. He is a former board member and past chairman of the Dallas Summer Musicals, a non-profit theater presenter. Mr. Baskin is a Certified Public Accountant.
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
Rufus Cormier, Jr. is a retired partner of the law firm of Baker Botts L.L.P. in Houston, Texas. As a corporate and banking/finance lawyer, he specialized in commercial lending, derivatives, securitizations, and asset purchase and sale transactions. Mr. Cormier joined Baker Botts L.L.P. in 1974 and was a partner from 1981 until his retirement in December 2012. Since 1992, he has served on the Board of Visitors of the MD Anderson Cancer Center. Previously, Mr. Cormier served as a commissioner of the Houston City Planning Commission and on the boards of directors of Memorial Hermann Hospital and the Memorial Hermann Healthcare System, St. John's School, the Center for American and International Law, the Texas Business Hall of Fame Foundation and the United Way for the Texas Gulf Coast. He is a past chairman of the board of regents of Texas Southern University, a past vice chairman of the board of directors of the Houston Bar Foundation and a past vice chairman of the American Red Cross (Greater Houston Chapter). Further, Mr. Cormier previously served on the executive committee of the board of directors of the Center for Houston's Future, the executive board of Southern Methodist University's School of Law and the executive committee of the Yale Law School Association.
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
A. Fred Miller, Jr. serves as a director of Bank of Anguilla in Anguilla, Mississippi and has served in that capacity since 1986. He joined Bank of Anguilla, a member of the Bank, in 1971 and served as Chairman from January 2015 to January 2021. Since stepping down as Chairman, Mr. Miller has served as a consultant to Bank of Anguilla. From 1986 to January 2015, Mr. Miller

served as President and Chief Executive Officer of Bank of Anguilla. From 2008 to January 2015, Mr. Miller also served as President and Chief Executive Officer of Pyramid Financial Corporation, Bank of Anguilla's privately held holding company. In addition, since 2008, Mr. Miller has served as a director of Pyramid Financial Corporation and, from January 2014 to January 2021, he served as Chairman of Pyramid Financial Corporation. Since January 2000, Mr. Miller has also served on the board of directors of Hope Enterprise Corporation. Mr. Miller currently serves as Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank's Board of Directors. He previously served as a director of the Bank from 1997 to 2004. In 2002 and 2003, Mr. Miller served as Vice Chairman of the Bank's Board of Directors and in 2004 he served as Chairman of the Bank's Board of Directors.
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
Ron G. Wiser serves as a director and Chief Executive Officer of Bank of the Southwest (a member of the Bank) and as a director and Treasurer of its privately held holding company, New Mexico National Financial, Inc. (Roswell, New Mexico). He has served as Chief Executive Officer of Bank of the Southwest since December 2003. Mr. Wiser also served as Chief Executive Officer of Bank of the Southwest from 1996 to November 2000. Further, from 1996 to February 2022, he served as President of Bank of the Southwest. He has served as Treasurer of New Mexico National Financial, Inc. and as a director of both companies since 1996. From 1996 to January 2022, Mr. Wiser also served as Secretary of New Mexico National Financial, Inc. Mr. Wiser is a past board member and president of the New Mexico Bankers Association and he previously served on the Community Bankers Council of the ABA. Mr. Wiser is a Certified Public Accountant and he currently serves as Chairman of the Bank’s Audit Committee.
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
Mr. Baskin was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2022. He has served on the Bank's Board of Directors since November 30, 2020. Having spent 39 years with two international public accounting firms, where he specialized in the financial services industry, Mr. Baskin brings to the Board extensive experience in the areas of accounting, finance, internal controls and corporate governance. From 2002 until his retirement in 2016, Mr. Baskin served as an audit partner with Grant Thornton LLP. For nine years, he also served as one of the firm's five National Professional Practice Directors and, for five years, as the firm's National Assurance Innovation Managing Partner. Prior to joining Grant Thornton, Mr. Baskin spent 25 years at Arthur Andersen LLP. Over the course of his career, Mr. Baskin served on numerous task forces and committees in support of the accounting profession, was a frequent speaker on technical accounting and auditing topics, and authored numerous papers and articles on such topics. Mr. Baskin is a Certified Public Accountant.
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
Mr. Cormier was elected by the Bank’s Board of Directors to fulfill the unexpired term of an independent director effective December 14, 2021. As a corporate and banking/finance lawyer with Baker Botts L.L.P. for over 37 years, he brings extensive legal experience to the Board. Prior to his retirement in December 2012, Mr. Cormier specialized in the areas of commercial lending, derivatives. securitizations, and asset purchase and sale transactions. He also brings to the Board extensive experience in corporate governance and regulatory compliance matters. Further, Mr. Cormier has served on numerous boards of directors.
Ms. Nelson was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2022. She has served on the Bank's Board of Directors since January 1, 2014. Ms. Nelson brings to the Board extensive experience in accounting, finance, organizational management, corporate governance and matters involving executive compensation. She currently serves as Chairperson and Chief Executive Officer of a privately held real estate company. From 2007 to January 2013, Ms. Nelson served as Chief Executive Officer of Huntsville Memorial Hospital. Prior to that, she served as Executive Vice President, Chief Financial Officer and Chief Operations Officer of Texas Children's Hospital in Houston, Texas for 18 years. In addition, she has served on numerous boards of directors. Ms. Nelson is a Certified Public Accountant.
Mr. Rael was elected by the Bank’s Board of Directors to fulfill the unexpired term of an independent director effective March 6, 2020. With over 19 years of experience in the mortgage finance industry, Mr. Rael brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and mortgage finance. Since December 2014, he has served as Executive Director of the Greater Albuquerque Housing Partnership. From 2009 to 2014, he served as Director of Housing Development for the New Mexico Mortgage Finance Authority. From January 2016 until his election to the Bank's Board of Directors, Mr. Rael served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Mr. Rael served as vice chair of the Bank's affordable housing Advisory Council from January 2019 until his election to the Bank's Board of Directors.
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

Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 23, 2022). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	53	President and Chief Executive Officer	2014
Brehan Chapman	45	Executive Vice President and Chief Administrative Officer	2009
Sandra Damholt	69	Executive Vice President and General Counsel	2010
Kelly Davis	54	Executive Vice President and Chief Risk Officer	2015
Tom Lewis	59	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	55	Executive Vice President and Chief Business Officer	2014
Gustavo Molina	49	Executive Vice President and Chief Banking Operations Officer	2009
Jibo Pan	49	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	48	Executive Vice President and Chief Information Officer	2015
Michael Zheng	52	Executive Vice President and Chief Credit Officer	2015
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
Sandra Damholt serves as Executive Vice President and General Counsel of the Bank. Ms. Damholt joined the Bank in October 2009 as Deputy General Counsel, and was promoted to Vice President and General Counsel in October 2010. She was promoted to Senior Vice President in January 2014 and to Executive Vice President in January 2022. Prior to joining the Bank, Ms. Damholt served as Senior Vice President and General Counsel of Dovenmuehle Mortgage, Inc. from January 2008 through May 2009. From 2000 to 2007, Ms. Damholt served in several capacities for the Chicago Bank, including Deputy General Counsel and Director of Compliance and Ethics. Prior to that, Ms. Damholt served in various legal and management roles in the financial services industry, including 13 years with PNC Mortgage Corporation (formerly Sears Mortgage Corporation) and 3 years with the State of Oklahoma Department of Banking.
Kelly Davis serves as Executive Vice President and Chief Risk Officer of the Bank. In this capacity, Ms. Davis has responsibility for the Bank’s market risk, operational risk and model risk management functions. In January 2017, her responsibilities were expanded to include income forecasting. She joined the Bank in August 2008 as a Senior Strategic Planning Analyst. In September 2013, Ms. Davis was promoted to Risk Reporting Manager, a position she held until her appointment as Director of Operational Risk Management and Enterprise Risk Management Reporting in July 2014. Ms. Davis was promoted to Chief Risk Officer in June 2015, to Senior Vice President in July 2015 and to Executive Vice President in January 2022. Prior to joining the Bank, she served in various consulting and management roles for Liberty Mutual Insurance Group from 2002 to 2008, as Assistant Treasurer of Georgia State University from 1999 to 2001, and in various audit positions from 1991 to 1999, including roles with KPMG LLP and the U.S. General Accounting Office, which is now known as the U.S. Government Accountability Office. Ms. Davis is a Certified Public Accountant.

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
Gustavo Molina serves as Executive Vice President and Chief Banking Operations Officer. In this capacity, Mr. Molina oversees the Bank’s member services, collateral services, correspondent operations and safekeeping function. He joined the Bank in April 2002 as Credit Operations Manager and was promoted to Credit and Collateral Vault Operations Manager in 2004, to Customer Operations and Support Manager in 2007 and to Director of Banking Operations in 2009, a position he held until his appointment as Chief Banking Operations Officer in February 2014. Mr. Molina served as a Vice President of the Bank from 2009 to 2011. He was promoted to Senior Vice President in 2011 and to Executive Vice President in January 2022. Prior to joining the Bank, Mr. Molina served as a Project Manager in the Operational Control and Risk Management Department of Fleet Bank Boston Financial (now Bank of America).
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
Jeff Yeager serves as Executive Vice President and Chief Information Officer of the Bank. Mr. Yeager joined the Bank in November 2015 as Senior Vice President and Chief Information Officer and was promoted to Executive Vice President in January 2022. From 1999 to May 2015, Mr. Yeager served in various information technology positions for Horizon Lines, LLC ("Horizon LLC"), a wholly-owned subsidiary of Horizon Lines, Inc. ("Horizon"), a publicly traded provider of ocean transportation services. Among other roles, he served as Chief Information Officer from 2010 to 2015 and prior to that he served as Director of Technology from 2007 to 2010. Horizon was acquired by Matson, Inc. ("Matson") in May 2015. Mr. Yeager was employed by Matson until July 2015 at which time he joined The Pasha Group ("Pasha") as a consultant. Pasha had acquired a portion of Horizon's business prior to the Matson transaction. Mr. Yeager left Pasha to join the Bank. Prior to joining Horizon LLC, Mr. Yeager held various systems engineering positions with Electronic Data Systems from 1995 to 1999.
Michael Zheng serves as Executive Vice President and Chief Credit Officer of the Bank. In this capacity, Mr. Zheng has responsibility for the Bank's credit risk and enterprise risk modeling functions. He joined the Bank in July 2012 as Credit and Capital Risk Manager. In July 2014, Mr. Zheng was promoted to Director of Enterprise Risk Modeling and Analysis, a position he held until his appointment as Chief Credit Officer in January 2015. Mr. Zheng was promoted to Senior Vice President in July 2015 and to Executive Vice President in January 2022. Prior to joining the Bank, Mr. Zheng served as Director of Enterprise Risk Analytics for USAA, a member-owned diversified financial services organization, from 2010 to 2012. Mr.

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
Annually, the Bank's Financial Professionals are required to certify that they have read and will abide by the Code of Ethics for Financial Professionals. A copy of the Code of Ethics for Financial Professionals is filed as an exhibit to this report and is also available on the Bank’s website at www.fhlb.com by clicking on “About Us,” then “Corporate Governance” and then “Code of Ethics for Financial Professionals.”
The Board of Directors has also adopted a Code of Conduct and Ethics for Employees that applies to all employees of the Bank, including the Financial Professionals, and a Code of Conduct and Ethics and Conflict of Interest Policy for Directors that applies to all directors of the Bank (each individually a “Code of Conduct and Ethics” and together the “Codes of Conduct and Ethics”). The Codes of Conduct and Ethics embody the Bank’s commitment to high standards of ethical and professional conduct. The Codes of Conduct and Ethics set forth policies on standards for conduct of the Bank’s business, the protection of the rights of the Bank and others, and compliance with laws and regulations applicable to the Bank and its employees and directors. All employees and directors are required to annually certify that they have read and will abide by the applicable Code of Conduct and Ethics. A copy of the Code of Conduct and Ethics for Employees is available on the Bank’s website at www.fhlb.com by clicking on “About Us,” then “Corporate Governance” and then “Code of Conduct and Ethics for Employees.” A copy of the Code of Conduct and Ethics and Conflict of Interest Policy for Directors is available on the Bank’s website by clicking on “About Us,” then “Corporate Governance” and then “Code of Conduct and Ethics and Conflict of Interest Policy for Directors.” Information on the Bank's website does not constitute part of this report.

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
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable us to achieve our short- and long-term strategic business objectives. We attempt to accomplish this goal as it relates to our executive officers through a mix of base salary, short-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 104.
For 2021, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Chief Business

Officer; Jibo Pan, our Executive Vice President and Head of Capital Markets; and Brehan Chapman, our Executive Vice President and Chief Administrative Officer.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation opportunities that are consistent with each executive’s responsibilities and individual performance and with our overall business results. For 2021, the Committee and Board of Directors defined the competitive market for our executives as: (1) the other Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”); (2) commercial banks with $20 billion or more in assets (including, to the extent data is available, the Federal Reserve Banks but excluding global investment banks); and (3) public proxy peers with assets between $10 billion and $20 billion. In addition to the other FHLBanks, we believe that the other institutions included in our peer group present a breadth and level of complexity of operations that are generally comparable to our own.
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
Further, the Board of Directors is responsible for approving our executive incentive plan known as the EIP, which applied initially for the 2017 plan year. As more fully described below in the section entitled "Elements of Executive Compensation," the EIP provides cash-based award opportunities to officers of the Bank who are voting members of our Executive Management Committee ("EMC"), which include, among other executive officers, each of our named executive officers. The EIP replaced the VPP for 2017 and succeeding years and it replaced our long-term incentive compensation plans beginning in 2019. The Committee is responsible for recommending annually to the Board of Directors the approval of the EIP for the next year and the performance goals that will be applicable for that year, which goals were (in the case of the 2017, 2018, 2019, 2020 and 2021 EIPs), are (in the case of the 2022 EIP) and are expected to be (in future years) substantially the same as the goals for the Corporate VPP.
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
In September 2020 (for compensation to be paid in 2021), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our executive officers (the "2020 Pay Study"). The 2020 Pay Study involved an analysis of total direct compensation for benchmark jobs at a total of 144 institutions, including the other FHLBanks; the value of retirement plans and other benefits were not considered as part of the study. To account for differences in the size and scope of the benchmark jobs included in the study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was judgmentally selected for each of those jobs to develop a market composite benchmark for each of the positions held by our named executive officers. In the case of the commercial bank peers, divisional head comparisons were used to identify the jobs with the closest functional responsibilities to our named executive officers. In the case of the public proxy peers, executive to executive comparisons were made and, conservatively, the 25th percentile was used for all of the comparable positions at those institutions. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range. Total direct compensation within +/- 10 percent of the median market composite compensation was considered to be competitive.
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
On December 7, 2017, the Board of Directors, acting upon a recommendation from the Committee, approved our 2018 EIP, subject to the review of the Finance Agency. On January 4, 2018, the Finance Agency informed us that it did not object to the 2018 EIP. The 2018 EIP was effective as of January 1, 2018. Like the 2017 EIP, the 2018 EIP provided for an annual award, 50 percent of which could be fully earned in 2018 and 50 percent of which could be fully earned in 2021.
The 2018 EIP, in combination with our 2016 long-term incentive plan, provided maximum incentive opportunities in 2018 of 95 percent of base salary for our President and Chief Executive Officer and 65 percent of base salary for our other named executive officers. The incentive factors for each 2018 goal with a target level of achievement were 75 percent and 50 percent of base salary for our President and Chief Executive Officer and other executives, respectively. The incentive factors for each 2018 goal with a threshold level of achievement were 50 percent and 30 percent of base salary for our President and Chief Executive Officer and other executives, respectively. The threshold, target and maximum award percentages in the 2018 EIP were the same as those in the 2017 EIP.
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

On December 5, 2019, the Board of Directors, acting upon a recommendation from the Committee, approved our 2020 EIP (the "Proposed 2020 EIP"), subject to the review of the Finance Agency. In response to comments received from the Finance Agency, the Board, acting upon a recommendation from the Committee, approved a revision to the Proposed 2020 EIP (inclusive of the revision, the "2020 EIP") on February 27, 2020, subject again to review by the Finance Agency. On May 21, 2020, the Finance Agency informed the Bank that it did not object to the 2020 EIP. The 2020 EIP was effective as of January 1, 2020. Like previous EIPs, the 2020 EIP provided for an annual award, 50 percent of which could be fully earned in 2020 and 50 percent of which can be fully earned in 2023. The other 50 percent of our executives' 2020 incentive opportunity was derived from the 2017 EIP Deferred Award.
The threshold, target and maximum award percentages for our named executive officers are reviewed and approved annually by the Committee and Board of Directors. For 2020, the Committee and Board of Directors elected to increase the maximum award percentages for all of our executive officers and to increase the target award percentages for Messrs. Madhavan and Pan. In establishing these higher award percentages, the Committee and Board of Directors took into consideration the incentive opportunities that are available to similarly situated executives at the other FHLBanks and the results of a competitive market pay study that was conducted for us by McLagan in the latter part of 2019. For Mr. Bhasin, his maximum award percentage was increased from 95 percent to 100 percent. For Messrs. Madhavan and Pan, their maximum award percentage was increased from 65 percent to 80 percent. For Mr. Lewis and Ms. Chapman, their maximum award percentage was increased from 65 percent to 70 percent. The target award percentage for Messrs. Madhavan and Pan was increased from 50 percent to 60 percent. In summary, the threshold, target and maximum award percentages in the 2020 EIP were 50 percent, 75 percent and 100 percent of base salary, respectively, for Mr. Bhasin; 30 percent, 60 percent and 80 percent of base salary, respectively, for Messrs. Madhavan and Pan; and 30 percent, 50 percent and 70 percent of base salary, respectively, for Mr. Lewis and Ms. Chapman.
On December 3, 2020, the Board of Directors, acting upon a recommendation from the Committee, approved our 2021 EIP (the "2021 EIP"), subject to the review of the Finance Agency. On January 11, 2021, the Finance Agency informed us that it did not object to the 2021 EIP. The 2021 EIP was effective as of January 1, 2021. Like previous EIPs (and as more fully described in the "Incentive Compensation" section beginning on page 95 and the "Grants of Plan-Based Awards" section beginning on page 105), the 2021 EIP provided for an annual award, 50 percent of which could be fully earned in 2021 and 50 percent of which can be fully earned in 2024. The other 50 percent of our executives' 2021 incentive opportunity was derived from the 2018 EIP Deferred Award. The threshold, target and maximum award percentages in the 2021 EIP were the same as those in the 2020 EIP.
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
In setting Mr. Bhasin’s base salary for 2021, the Committee and Board of Directors took into consideration the results of the 2020 Pay Study which was conducted in the latter part of 2020. The results of this study showed that Mr. Bhasin’s base salary and incentives were, on a look-back basis, within the competitive market range for his position. Looking forward, his base salary and targeted incentives were projected to be within the competitive market range. Based on this information, his strong individual performance, our strong business results in 2020, and the then prevailing economic conditions, the Committee and Board of Directors gave Mr. Bhasin a standard merit increase of 2.0 percent. The Committee and Board of Directors had given Mr. Bhasin above standard merit increases of 3.6 percent for 2019 (3.0 percent was standard for 2019) and 9.0 percent for 2020 (2.0 percent was standard for 2020) based on the results of similar studies that McLagan had conducted for us which showed that his base salary and targeted incentives lagged the competitive range for his position in those years.
In setting the base salaries of our other named executive officers for 2021, the Committee took into consideration the results of the 2020 Pay Study, which showed that the base salaries and targeted incentive opportunities for our named executive officers were projected to be within the competitive market range for their positions with one exception (for that position, base salary and the targeted incentive opportunity were just outside the lower bound of the competitive market range). Based on this information, the then prevailing economic conditions and Mr. Bhasin’s subjective assessments of various other factors, he recommended, and the Committee approved, standard merit increases of 2.0 percent for Ms. Chapman and Messrs. Lewis, Madhavan and Pan.

The base salaries of our named executive officers are presented in the Summary Compensation Table on page 104.
Incentive Compensation
The 2021 EIP provides cash-based award opportunities to all of our executive officers by means of an annual award ("Annual Award"). The Annual Award was based on the achievement of short-term performance goals for the period from January 1, 2021 through December 31, 2021 (the "2021 Performance Goals") and, for 50 percent of that award, the satisfaction of safety and soundness goals for the period from January 1, 2022 through December 31, 2024.
The 2021 Performance Goals that were used to calculate the Annual Award were established by the Board of Directors and fell into the following broad categories: (a) business activity and financial execution; (b) technology modernization; (c) operational excellence, which was structured as one goal comprising 14 projects; (d) learning initiatives; and (e) diversity and inclusion initiatives. Within each category other than technology modernization and operational excellence, there were multiple goals and each goal (including the technology modernization and operational excellence goals) was assigned a specific percentage weight with a threshold, target and stretch objective.
For Mr. Bhasin, the incentive factor for each 2021 Performance Goal could have been 0 percent (if the threshold objective was not met), 50 percent (if results were equal to the threshold objective), 75 percent (if results were equal to the target objective) or 100 percent (if results were equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2021 Performance Goal could have been 0 percent (if the threshold objective was not met), 30 percent (if results were equal to the threshold objective), 60 percent (if results were equal to the target objective) or 80 percent (if results were equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2021 Performance Goal could have been 0 percent (if the threshold objective was not met), 30 percent (if results were equal to the threshold objective), 50 percent (if results were equal to the target objective) or 70 percent (if results were equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2021 Performance Goal were interpolated in a manner as determined by the Committee. The results for each 2021 Performance Goal were multiplied by the assigned percentage weight to determine its contribution to the overall 2021 EIP goal percentage for each of our named executive officers. For example, if the stretch objective was achieved for a goal with a percentage weight of 10.0 percent, then the contribution of that goal to Mr. Bhasin’s overall goal percentage was 10.0 percent (10.0 percent x 100 percent). For Messrs. Madhavan and Pan, the contribution of that same goal to their overall goal percentage was 8.0 percent (10.0 percent x 80 percent). For Mr. Lewis and Ms. Chapman, the contribution of that same goal to their overall goal percentage was 7.0 percent (10.0 percent x 70 percent). The percentages derived from this calculation for each 2021 Performance Goal were added together to derive each executive’s overall goal percentage for the 2021 EIP, which percentage was then multiplied by the executive’s 2021 base salary to determine his or her final Annual Award.
Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives for our EIPs such that the relative difficulty of achieving each level is consistent from year to year.
For 2021, the Board of Directors established 17 separate performance goals, each of which had a specific percentage weight ranging from 1 percent to 35 percent. As further set forth in the table below, the goals relating to our business activity and financial execution objectives, technology modernization objective, operational excellence objectives, learning initiatives and diversity and inclusion initiatives comprised 30 percent, 15 percent, 35 percent, 10 percent and 10 percent, respectively, of our overall 2021 Performance Goals.
As more fully discussed in the section entitled “Grants of Plan-Based Awards” beginning on page 105, the Board of Directors could, among other things, adjust the 2021 Performance Goals to ensure the purposes of the 2021 EIP were served. In addition, the Board of Directors, in its discretion, could consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. No adjustments were made to the 2021 Performance Goals.
For 2021, we had as one of our goals growth in our retained earnings from adjusted net income. This measure of our net income excluded (1) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains or losses associated with the sale of any of our previously hedged investment securities), (2) unrealized gains and losses on trading securities, (3) net prepayment fees on advances and agency commercial mortgage-backed securities, (4) any recoveries of other-than-temporary impairment charges on our private-label mortgage-backed securities that had been recorded in periods prior to 2020 (as such charges were excluded from this measure of our net income in those years) and (5) interest expense on mandatorily redeemable capital stock. In addition, so as not to exclude the costs associated with our interest rate caps, we included proforma amortization of the premiums paid for such caps. Further, for similar reasons, we included the actual losses (i.e., principal shortfalls), if any, incurred on our private-label mortgage-backed securities.
2021 EIP Objectives
(dollars in millions)

	Percentage Weight	Objective				Contribution to the Executive's Overall Goal Percentage
		Threshold	Target	Stretch	Results	Mr. Bhasin	Mr. Madhavan and Mr. Pan	Mr. Lewis and Ms. Chapman
Business Activity and Financial Execution
1. Daily Average Advances Outstanding	10%	$25,500	$28,500	$30,000	$30,919	10.0000%	8.0000%	7.0000%
2. MPF Assets Acquired (UPB)	6%	$500	$1,000	$1,250	$1,329	6.0000%	4.8000%	4.2000%
3. New Small Business Boost Commitments	2%	$2.0	$2.5	$3.0	$3.0	2.0000%	1.6000%	1.4000%
4. Growth in Retained Earnings from Adjusted Net Income	12%	$77.0	$91.3	$97.8	$121.6	12.0000%	9.6000%	8.4000%
	30%					30.0000%	24.0000%	21.0000%
Technology Modernization
Complete 2021 Deliverables for a New Banking and Collateral Management System (based on number of components completed)	15%	5 of 7	6 of 7	7 of 7	7 of 7	15.0000%	12.0000%	10.5000%

Operational Excellence	35%	110 pts	147 pts	184 pts	144 pts	25.5405%	20.1486%	16.9324%
Secure Connect Branding (Look and Feel Only) (25 pts)					Completed
Secure Connect: 2 Member Data APIs (25 pts)					Incomplete
Move 90% of Reports from ODS to EDW (24 pts)					Completed
Modernize Access for Members and Employees (24 pts)					Completed
Implement New Desktop Verification Tool (24 pts)					Completed
Migrate Historical Record Retention Reports to a New Solution (15 pts)					Completed
Migrate File Shares to the Cloud (15 pts)					Incomplete
Migrate Bank-developed Apps to the Cloud (9 pts)					Completed
Upgrade Database Management System Across All Applications (6 pts)					Completed
Implement GrantConnect 6 pts)					Completed
Complete 5 Automation Projects (6 pts)					Completed
Develop DDA Application Strategy and Plan (3 pts)					Completed
Achieve 5 RPA Certifications (1 point)					Completed
Achieve 10 Cloud Certifications (1 point)					Completed
	35%					25.5405%	20.1486%	16.9324%
Learning Initiatives
1. Individual: Employee Attendance at a Minimum of One SME Session (% participation)	1%	70%	80%	90%	100%	1.0000%	0.8000%	0.7000%
2. Individual: Employees Learn New Skills (% of employees, number of new skills)	3%	100%, one new	90%, two new	90%, three new	99.48%, three new	3.0000%	2.4000%	2.1000%
3. Individual: Managers Participate in Performance Management Tabletop Session (% participation)	2%	80%	90%	100%	100%	2.0000%	1.6000%	1.4000%
4. Individual: Resilience Training (% participation)	1%	80%	90%	100%	100%	1.0000%	0.8000%	0.7000%
5. Corporate: Bank-wide Project (% participation)	1%	70%	90%	95%	97.96%	1.0000%	0.8000%	0.7000%
6. External: Member Organization Attendance at AHP Workshop Webinars	1%	53	61	68	72	1.0000%	0.8000%	0.7000%
7. External: Attendees from Member Organizations at Member Webinars	1%	175	225	275	1,206	1.0000%	0.8000%	0.7000%
	10%					10.0000%	8.0000%	7.0000%
Diversity and Inclusion Initiatives
1. Conduct a D&I Survey (% participation)	2%	80%	90%	98%	84.21%	1.2105%	0.8526%	0.7684%
2. Network with HBCUs in Support of Recruitment and Internship Program (count of interns hired from HBCUs)	3%	One	Two	Three	Three	3.0000%	2.4000%	2.1000%
3. Implement Formal Process to Review Spending and Contract Metrics to Identify Opportunities to Use Diverse Suppliers (measured by quarter of completion)	3%	Q4	Q3	Q2	Q2	3.0000%	2.4000%	2.1000%
4. Conduct Bank-wide Development/Training on Cultural Sensitivity (% participation)	2%	90%	95%	100%	100%	2.0000%	1.6000%	1.4000%
	10%					9.2105%	7.2526%	6.3684%
Overall 2021 EIP Goal Percentage	100%					89.7510%	71.4012%	61.8008%

As shown in the table above, we achieved the stretch objective for 15 of the 17 performance goals. For each of the other 2 goals, which had a combined weighting of 37 percent, we achieved a level of performance between the threshold and target level. These results produced overall achievement rates for our named executive officers ranging from 88.3 percent to 89.8 percent (calculated by dividing the executive's 2021 EIP goal percentage by his or her maximum award percentage). In comparison, the overall achievement rates for our named executive officers under the 2020 EIP, 2019 EIP, 2018 EIP and 2017 EIP were approximately 92 percent, 77 percent, 97 percent and 100 percent, respectively. The results for 2017 represented the only time we have attained the highest possible achievement level for one of our short-term incentive plans.
Because each named executive officer received a performance rating for 2021 of at least "Solid Performance," 50 percent of the executive’s final Annual Award under the 2021 EIP (the "2021 Current Award") became earned and vested on December 31, 2021 and was payable no later than March 15, 2022. The remaining 50 percent of the executive’s final Annual Award under the 2021 EIP (the "2021 Deferred Award") will become earned and vested on December 31, 2024 if the conditions described in the Grants of Plan-Based Awards section are satisfied.
The possible Annual Awards that could be earned by our named executive officers for 2021 are presented in the Grants of Plan-Based Awards section. The calculation of the Annual Awards earned by our named executive officers in 2021 is shown in the table below. The 2021 Current Awards are included in the Summary Compensation Table on page 104 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Base Salary as of January 1, 2021 ($)	2021 EIP Goal Percentage	2021 EIP Annual Award ($)	2021 EIP Current Award ($)	2021 EIP Deferred Award ($)
Sanjay Bhasin	950,589	89.7510%	853,163	426,582	426,581
Tom Lewis	418,788	61.8008%	258,814	129,407	129,407
Kalyan Madhavan	542,754	71.4012%	387,533	193,767	193,766
Jibo Pan	427,936	71.4012%	305,551	152,776	152,775
Brehan Chapman	370,122	61.8008%	228,738	114,369	114,369
Each of our named executive officers participated in the 2018 EIP which, like the 2021 EIP discussed above, provided for a deferred award that was equal to 50 percent of the executive's final Annual Award under the 2018 EIP (the "2018 Deferred Award"). The following table shows the 2018 Deferred Awards with interest at 6 percent compounded annually over the period from January 1, 2019 through December 31, 2021 (the "2018 Deferral Performance Period"). The 2018 Deferred Awards, which are more fully discussed in the Compensation Discussion and Analysis section of our 2018 10-K, became earned and vested on December 31, 2021 because: (i) each of the named executive officers was actively employed by us on December 31, 2021; (ii) each of the named executive officers received a performance rating for 2021 of at least "Solid Performance"; and (iii) the safety and soundness goals set forth in the paragraph immediately following the table were satisfied during the 2018 Deferral Performance Period.

Name	2018 EIP Deferred Award ($)	Interest on 2018 EIP Deferred Award ($)	2018 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	380,903	72,759	453,662
Tom Lewis	114,149	21,804	135,953
Kalyan Madhavan	158,771	30,328	189,099
Jibo Pan	123,986	23,683	147,669
Brehan Chapman	106,705	20,382	127,087
The safety and soundness goals applicable to the 2018 Deferred Award that were met during the 2018 Deferral Performance Period were: (i) we had no material risk management deficiencies at the Bank; (ii) no operational errors or omissions resulted in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was significantly past due; (iv) we made sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we had sufficient capital to pay dividends and repurchase members’ stock.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan"), a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2021, the maximum compensation limit was $290,000 and the maximum annual benefit limit was $230,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 107-110 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the FHLBank of Dallas 401(k) Retirement Plan ("FHLB Dallas DC Plan"), a tax-qualified defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2021 was $290,000 per year. In addition, the combined calendar year contributions to a qualified defined contribution plan from both us and the employee are limited by the Internal Revenue Code. For 2021, combined contributions from both us and the employee to the FHLB Dallas DC Plan could not exceed $58,000. The FHLB Dallas DC Plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis. The limitation on combined contributions applies to an employee's pre-tax and after-tax contributions and any matching contributions we make on his or her behalf. The limitation on an employee's pre-tax contributions was $19,500 for 2021. Employees who were age 50 or older could elect in 2021 to make additional pre-tax contributions (commonly known as catch-up contributions) of up to $6,500. Catch-up contributions are not taken into account in applying the combined contribution limit which, for employees who were age 50 or older, was $64,500 for 2021.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 75 percent of their monthly base salary and up to 100 percent of their incentive compensation on either a pre-tax or after-tax basis.
For employees hired prior to January 1, 2019, we provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra DB Plan, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 100 percent, 150 percent or 200 percent depending upon the employee’s length of service, including, if applicable, their service with a financial services institution that participated in the Pentegra Defined Contribution Plan for Financial Institutions ("Pentegra DC Plan"), during which service the employee was covered by such plan. The Pentegra DC Plan is a tax-qualified multiemployer defined contribution plan in which we participated prior to the establishment of the FHLB Dallas DC Plan in December 2018. Employees who are eligible to participate in the Pentegra DB Plan are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra DB Plan, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years.
For employees hired on or after January 1, 2019, we provide matching funds on the first 3 percent of eligible monthly base salary contributed by the employee. For this group of employees, our matching contribution is 100 percent in the first three years of employment, 150 percent in the next two years and 200 percent after the employee has completed five years of employment. For this group of employees, there is a 3-year step vesting schedule for our matching contributions, with the employee becoming fully vested after 3 years.
Under the FHLB Dallas DC Plan, participants can elect to invest plan contributions in up to 26 different fund options.
Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra DC Plan), each of our named executive officers was eligible to receive in 2021 a 200 percent matching contribution on the first 3 percent of his or her eligible monthly base salary that he or she contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 104 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2021” table.
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
We offer the program to allow our highly compensated employees to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive in our tax-qualified defined contribution savings plan if not for the limits imposed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 104 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2021” table. As noted above, we believe that our matching contributions to the qualified savings plan are at or above the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this may also be true for the matching contributions that we provide under the deferred compensation program, although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 110-113.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that benefits Mr. Lewis and some of our former executives. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided to discontinue contributions to our SERP for the foreseeable future. While the Committee and Board of Directors could consider reactivating or replacing the SERP at some point in the future, there is no current plan to do so. If the SERP is ever reactivated or replaced, the Committee and Board of Directors would expect to add our other executive officers as participants. While active, our intent with the SERP was to make up a portion of the pension benefit that was lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code (it was never our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan). Our final contribution to the SERP was made in 2014. Each participant’s benefit under the SERP consists of the contributions we made on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP were determined solely at the discretion of our Board of Directors and were, during the periods in which they were made, based upon our desire to provide a reasonable level of supplemental retirement income to the participants. Generally, benefits under the SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. As of December 31, 2021, Mr. Lewis had met the Rule of 70. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his or her death or disability. Otherwise, vested benefits are not payable to the participant until he or she reaches age 62 or, if later, upon retirement. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
Many other comparable financial institutions in our defined competitive markets offer supplemental executive retirement plans that are designed to fully restore the lost benefits under their tax qualified plans and therefore our decision not to offer this form of compensation may put us at a competitive disadvantage.
For details regarding the operation of Groups 1 and 2 of our SERP and the account balances for Mr. Lewis as of December 31, 2021, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 110.

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
Our employees accrue vacation at different rates depending upon their length of service, with some exceptions for officers during their first five years of employment with us. After an employee has completed 12 or more years of service (including any prior service with another FHLBank, subject to certain exceptions), he or she is entitled to 200 hours of annual vacation leave. We typically limit the amount of accrued and unused vacation leave that an employee can accumulate to two times the amount of vacation he or she earns in an annual period. This policy is effected by allowing employees to carry over no more than the amount of vacation that he or she earns in an annual period to the next calendar year. Due to the COVID-19 pandemic, we made an exception to this policy in 2020 wherein we allowed our employees to carry over an additional 80 hours of vacation from 2020 to 2021. For the same reason, we made an exception to this policy in 2021 wherein we allowed our employees to carry over an additional 40 hours of vacation from 2021 to 2022. Unused vacation in excess of the maximum carryover, if any, is deducted from an employee's vacation account balance on December 31. Based on their length of service (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago), each of our named executive officers currently accrue 200 hours of vacation leave per year. If an employee's employment with us is terminated for any reason, he or she is entitled to receive a payment for all accrued but unused vacation time as of their termination date, which, as noted above, typically cannot exceed two times the amount of vacation that he or she earns in an annual period. This payment is derived by multiplying the number of accrued but unused vacation hours as of the employee's termination date by his or her hourly rate. For this purpose, the hourly rate is computed by dividing the employee's base salary by 2,080 hours.
All of our regular full-time employees, including our executive officers, accrue 80 hours of flex leave per year. Flex leave is defined as accrued leave that is available for personal injury or illness, family injury or illness, personal time off (limited to no more than 16 hours per year), and leave covered under the provisions of the Family and Medical Leave Act of 1993. We limit employees' annual flex leave carryover amount to 520 hours. Employees (including executive officers) are not entitled to receive any payments under our flex leave policy under any circumstances, including a termination of their employment for any reason.
Perquisites
In 2021, we did not provide any perquisites to our named executive officers.
Executive Employment Agreements
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain the services of Ms. Chapman and Mr. Bhasin for no less than the one-year term of the agreements. On each yearly anniversary, the executive's employment agreement automatically renews for an additional one-year term unless either we or the executive gives a notice of non-renewal not less than 30 days prior to the expiration date. Because neither we nor either of the executives gave a notice of non-renewal, the term of Ms. Chapman's employment agreement was automatically extended through December 31, 2022 and the term of Mr. Bhasin's employment agreement was automatically extended through March 23, 2023.
As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control” beginning on page 114, the employment agreements with Mr. Bhasin and Ms. Chapman provide for payments in the event that the executive officer's employment with us is terminated either by the executive for good reason or by us other than for cause, by reason of the executive's death or disability, or as a result of us giving notice of non-renewal of the employment agreement at a time when the executive is willing and able to continue his or her employment on substantially the same terms. We believe the specified triggering events and the payments resulting from those events are similar in nature and amount to those commonly found in agreements used by comparable companies and therefore advance our objective of retaining Mr. Bhasin and Ms. Chapman.
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

2022 Compensation Actions
The 2022 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2021) are presented below. All of the salaries in the table below were effective January 1, 2022.

Name	2022 Base Salary ($)	Percentage Change
Sanjay Bhasin	979,107	Increase of 3.0 percent
Tom Lewis	431,351	Increase of 3.0 percent
Kalyan Madhavan	559,037	Increase of 3.0 percent
Jibo Pan	440,774	Increase of 3.0 percent
Brehan Chapman	381,226	Increase of 3.0 percent
In August 2021, we engaged McLagan to conduct a competitive market pay study for all of our executive officers (the “2021 Pay Study”). The results of the 2021 Pay Study showed that the base salaries and incentives for our named executive officers were, on a look-back basis, within the competitive market range for their positions. Looking forward, base salaries and targeted incentive opportunities for our named executive officers were projected to be within the competitive market range for their positions with one exception (for that position, base salary and the targeted incentive opportunity were just outside the lower bound of the competitive market range). Based on this information and the then prevailing economic and business conditions, the Committee and Board of Directors gave Mr. Bhasin a standard merit increase of 3.0 percent and the Committee approved, based upon Mr. Bhasin's recommendation, standard merit increases of 3.0 percent for Ms. Chapman and Messrs. Lewis, Madhavan and Pan.
On December 2, 2021, the Board of Directors, acting upon a recommendation from the Committee, approved our 2022 EIP, subject to the review of the Finance Agency. On January 31, 2022, the Finance Agency informed us that it did not object to the 2022 EIP. The 2022 EIP was retroactively effective as of January 1, 2022. Like previous EIPs, the 2022 EIP provides for an annual award (the "2022 Annual Award"), 50 percent of which can be fully earned in 2022 (the "2022 Current Award"). The 2022 Annual Award is based on the achievement of performance goals for the period from January 1, 2022 through December 31, 2022. The remaining 50 percent of an executive's 2022 Annual Award (the "2022 Deferred Award"), with interest at 6 percent compounded annually over the period from January 1, 2023 through December 31, 2025 (the "2022 Deferral Performance Period") will not become fully earned and vested until December 31, 2025 and then only if: (1) the same safety and soundness goals that applied to the 2018 Deferred Award are satisfied during the 2022 Deferral Performance Period; (2) the executive receives a performance rating for 2025 of at least "Solid Performance"; and (3) the executive is actively employed by us on December 31, 2025. An executive’s 2022 Deferred Award is payable no later than March 15, 2026.
For the incentives that can be earned in 2022 (which will be payable in early 2023), our executive officers will derive 50 percent of their incentive opportunity from the 2022 EIP (via the 2022 Current Award) and 50 percent of their incentive opportunity from the 2019 EIP Deferred Award discussed below.
For purposes of our 2022 Annual Award, the Board of Directors established 18 performance goals (the "2022 Performance Goals"). The 2022 Performance Goals fall into the following broad categories (with category weights in parentheses): (a) business activity and financial execution (25 percent); (b) technology modernization (30 percent); (c) operational excellence (25 percent); (d) learning initiatives (10 percent); and (e) diversity, equity and inclusion initiatives (10 percent). Within each category, there are one or more goals and each goal has been assigned a specific percentage weight with a threshold, target and stretch objective.
For Mr. Bhasin, the incentive factor for each 2022 Performance Goal can be 0 percent (if the threshold objective is not met), 50 percent (if results are equal to the threshold objective), 75 percent (if results are equal to the target objective) or 100 percent (if results are equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2022 Performance Goal can be 0 percent (if the threshold objective is not met), 30 percent (if results are equal to the threshold objective), 60 percent (if results are equal to the target objective) or 80 percent (if results are equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2022 Performance Goal can be 0 percent (if the threshold objective is not met), 30 percent (if results are equal to the threshold objective), 50 percent (if results are equal to the target objective) or 70 percent (if results are equal to or greater than the stretch objective). These incentive factors are unchanged from those that applied to the 2021 Annual Award.

Achievement levels between threshold and target and between target and stretch for each 2022 Performance Goal will be interpolated in a manner as determined by the Committee. Like previous EIPs, the results for each 2022 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall 2022 EIP goal percentage. The percentages derived from this calculation for each 2022 Performance Goal will be added together to derive each executive’s overall goal percentage for the 2022 EIP, which percentage will then be multiplied by the executive’s 2022 base salary to determine his or her final 2022 Annual Award. The executive's final 2022 Annual Award will be multiplied by 50 percent to derive his or her 2022 Current Award.
The following table sets forth an estimate of the possible 2022 Annual Awards (and, for 50 percent of those awards, the 2022 Current Awards) that can be earned by our named executive officers under the 2022 EIP. The threshold amounts were computed based upon the assumption that we would achieve the threshold objective for each of the 2022 Performance Goals. The target amounts were computed based upon the assumption that we would achieve the target objective for each of the 2022 Performance Goals. The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of the 2022 Performance Goals. In addition, the threshold, target and maximum 2022 Current Awards are based upon the assumption that each of our named executive officers will receive a performance rating for 2022 of at least "Solid Performance." An executive's 2022 Current Award will become earned and vested on December 31, 2022 provided he or she is actively employed on that date and such award is payable no later than March 15, 2023. Given the number of variables involved in the calculation of our 2022 EIP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the 2022 EIP awards can be less than the threshold amounts if we achieve one or some (but not all) of the threshold objectives relating to the 2022 Performance Goals. In addition, as noted above, achievement levels between threshold and target and between target and stretch will be interpolated and, as a result, the ultimate awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible 2022 Annual Award			Estimated Possible Payouts in Early 2023 Under Non-Equity Incentive Plan Awards for 2022 EIP (2022 Current Award)

Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	489,554	734,330	979,107	244,777	367,165	489,554
Tom Lewis	129,405	215,676	301,946	64,703	107,838	150,973
Kalyan Madhavan	167,711	335,422	447,230	83,856	167,711	223,615
Jibo Pan	132,232	264,464	352,619	66,116	132,232	176,310
Brehan Chapman	114,368	190,613	266,858	57,184	95,307	133,429
As previously noted, the remaining 50 percent of our executives' 2022 incentive opportunity will be derived from their 2019 Deferred Award. The amount of each executive's 2019 Deferred Award (before interest) became fixed at the end of 2019 based on the achievement of performance goals for the period from January 1, 2019 through December 31, 2019. The performance goals that were applicable to the 2019 Deferred Award are more fully discussed in the Compensation Discussion and Analysis section of our 2019 10-K.
An executive's 2019 Deferred Award will become earned and vested on December 31, 2022 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2020 through December 31, 2022 (the "2019 Deferral Performance Period"); (ii) the executive receives a performance rating for 2022 of at least "Solid Performance"; and (iii) the executive is actively employed by us on December 31, 2022. An executive’s 2019 Deferred Award is payable no later than March 15, 2023 with interest at 6 percent compounded annually over the 2019 Deferral Performance Period.
The safety and soundness goals that must be satisfied during the 2019 Deferral Performance Period are: (i) no material risk management deficiency exists at the Bank; (ii) no operational errors or omissions result in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; (iv) we make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we have sufficient capital to pay dividends and repurchase members’ stock.

The following table shows the deferred awards under the 2019 EIP, the anticipated growth in those awards during the 2019 Deferral Performance Period, and the total 2019 Deferred Awards (inclusive of interest) that will be payable in early 2023 provided all of the conditions for payment are met.

Name	2019 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total 2019 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	313,731	59,928	373,659
Tom Lewis	93,709	17,900	111,609
Kalyan Madhavan	130,974	25,018	155,992
Jibo Pan	103,267	19,726	122,993
Brehan Chapman	87,598	16,733	104,331
The following table combines the possible 2022 EIP Current Awards and the actual 2019 Deferred Awards (including interest) from the two preceding tables and represents the total non-equity incentive plan compensation that can be fully earned by our named executive officers in 2022.

	Estimated Possible Payouts in Early 2023 for 2022 Incentive Opportunities
	2022 EIP Current Award			2019 EIP Deferred Award Including Interest ($)	Total if 2022 EIP Current Award is at Threshold, Target or Maximum
Name	Threshold ($)	Target ($)	Maximum ($)		Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	244,777	367,165	489,554	373,659	618,436	740,824	863,213
Tom Lewis	64,703	107,838	150,973	111,609	176,312	219,447	262,582
Kalyan Madhavan	83,856	167,711	223,615	155,992	239,848	323,703	379,607
Jibo Pan	66,116	132,232	176,310	122,993	189,109	255,225	299,303
Brehan Chapman	57,184	95,307	133,429	104,331	161,515	199,638	237,760

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 91-103 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

Mary E. Ceverha, Chairman
James D. Goudge, Vice Chairman
A. Fred Miller, Jr.
Sally I. Nelson
Robert M. Rigby
John P. Salazar
Margo S. Scholin
Ron G. Wiser

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2021, 2020 and 2019 (to the extent applicable) of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2021. Collectively, the five individuals presented in the table are referred to as our "named executive officers." Because Brehan Chapman was not a named executive officer in 2019, only her 2020 and 2021 compensation information is presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Sanjay Bhasin	2021	950,589	—	—	—	880,244	51,000	57,035	1,938,868
President/CEO	2020	931,950	—	—	—	839,241	287,000	54,570	2,112,761
	2019	855,000	—	—	—	649,230	279,000	51,300	1,834,530

Tom Lewis	2021	418,788	—	—	—	265,360	74,000	25,127	783,275
EVP/Chief Financial	2020	410,576	—	—	—	267,011	356,000	23,981	1,057,568
Officer	2019	373,251	—	—	—	195,649	370,000	22,395	961,295

Kalyan Madhavan	2021	542,754	—	—	—	382,866	67,000	32,071	1,024,691
EVP/Chief Business	2020	532,112	—	—	—	380,925	270,000	31,175	1,214,212
Officer	2019	521,679	—	—	—	272,351	267,000	30,063	1,091,093

Jibo Pan	2021	427,936	—	—	—	300,445	29,000	25,632	783,013
EVP/Head of Capital	2020	419,545	—	—	—	296,922	308,000	23,876	1,048,343
Markets	2019	411,319	—	—	—	213,548	296,000	22,332	943,199

Brehan Chapman	2021	370,122	—	—	—	241,456	16,000	10,572	638,150
EVP/Chief	2020	362,865	—	—	—	242,861	284,000	9,676	899,402
Administrative Officer
___________________________________
(1)Amounts for 2021 represent 2021 EIP Current Awards earned for services rendered in 2021 and 2018 EIP Deferred Awards earned for services rendered during 2018, 2019, 2020 and 2021. Amounts for 2020 represent 2020 EIP Current Awards earned for services rendered in 2020 and 2017 EIP Deferred Awards earned for services rendered during 2017, 2018, 2019 and 2020. Amounts for 2019 represent 2019 EIP Current Awards earned for services rendered in 2019 and Gap Year Awards earned for services rendered during 2017, 2018 and 2019. The amounts shown for 2021 were paid to the named executive officers on February 24, 2022. The amounts shown for 2020 and 2019 were paid to the executive officers in February 2021 and February 2020, respectively. The components of this column for 2021 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2021."
(2)Amounts reported in this column for 2021, 2020 and 2019 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 107-110. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2021, 2020 or 2019.
(3)The components of this column for 2021 are provided in the table below entitled "Components of All Other Compensation for 2021."
Components of Non-Equity Incentive Plan Compensation for 2021

Name	2021 EIP Current Award ($)	2018 EIP Deferred Award ($)	Total Non-Equity Incentive Plan Compensation ($)
Sanjay Bhasin	426,582	453,662	880,244
Tom Lewis	129,407	135,953	265,360
Kalyan Madhavan	193,767	189,099	382,866
Jibo Pan	152,776	147,669	300,445
Brehan Chapman	114,369	127,087	241,456

Components of All Other Compensation for 2021

Name	Bank Contributions to Vested Defined Contribution Plans
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	Perquisites ($)	Tax Gross ups ($)	Total All Other Compensation ($)

Sanjay Bhasin	17,400	39,635	—	—	57,035
Tom Lewis	17,400	7,727	—	—	25,127
Kalyan Madhavan	16,906	15,165	—	—	32,071
Jibo Pan	17,356	8,276	—	—	25,632
Brehan Chapman	10,572	—	—	—	10,572

GRANTS OF PLAN-BASED AWARDS
As discussed in the Compensation Discussion and Analysis, the 2021 EIP provided for an Annual Award, which was comprised of a Current Award and a Deferred Award. For the incentives that could be earned in 2021, our executive officers derived 50 percent of their incentive opportunity from the 2021 EIP (via the 2021 Current Award) and 50 percent of their incentive opportunity from the 2018 EIP (via the 2018 Deferred Award).
For Mr. Bhasin, the potential Annual Award under the 2021 EIP (before interest on the deferred portion, as described below), could have been 50 percent of salary (if the threshold objective was achieved for each of our 2021 Performance Goals), 75 percent of salary (if the target objective was achieved for each of our 2021 Performance Goals) or 100 percent of salary (if the stretch objective was achieved for each of our 2021 Performance Goals). For Messrs. Madhavan and Pan, the potential Annual Award under the 2021 EIP (before interest on the deferred portion), could have been 30 percent of salary (if the threshold objective was achieved for each of our 2021 Performance Goals), 60 percent of salary (if the target objective was achieved for each of our 2021 Performance Goals) or 80 percent of salary (if the stretch objective was achieved for each of our 2021 Performance Goals). For Mr. Lewis and Ms. Chapman, the potential Annual Award under the 2021 EIP (before interest on the deferred portion), could have been 30 percent of salary (if the threshold objective was achieved for each of our 2021 Performance Goals), 50 percent of salary (if the target objective was achieved for each of our 2021 Performance Goals) or 70 percent of salary (if the stretch objective was achieved for each of our 2021 Performance Goals).
The Current Award, representing 50 percent of the Annual Award, became earned and vested on December 31, 2021. The Deferred Award, representing the other 50 percent of the Annual Award, will become earned and vested on December 31, 2024 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2022 through December 31, 2024 (the "2021 Deferral Performance Period"); (ii) the executive receives a performance rating for 2024 of at least "Solid Performance"; and (iii) the executive is actively employed on December 31, 2024. An executive’s Deferred Award under the 2021 EIP is payable no later than March 15, 2025 with interest at 6 percent compounded annually over the three-year deferral performance period.
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
The following table sets forth an estimate of the possible Current Awards and Deferred Awards (before interest) that could have been earned by our named executive officers under the 2021 EIP. The achievement levels described above were used to compute the estimated awards shown in the table. Given the number of variables involved in the calculation of the Annual Awards, the ultimate awards (other than the maximum awards) could have varied significantly. For instance, the Annual Awards could have been less than 50 percent of salary for Mr. Bhasin and 30 percent of salary for Ms. Chapman and Messrs. Madhavan, Pan and Lewis if we failed to achieve the threshold objective for one or more of our 2021 Performance Goals but achieved the threshold objective for each of our other 2021 Performance Goals. In addition, because achievement levels between threshold and target and between target and stretch for each 2021 Performance Goal are interpolated, the ultimate 2021 EIP awards earned by the named executive officers could have varied significantly between the threshold and maximum amounts presented in the table. The 2021 EIP Current Awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 91 through 103.

	Estimated Possible Awards for 2021 EIP
	2021 Current Award			2021 Deferred Award			Total 2021 Annual Award
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	237,647	356,471	475,295	237,648	356,471	475,294	475,295	712,942	950,589
Tom Lewis	62,818	104,697	146,576	62,818	104,697	146,576	125,636	209,394	293,152
Kalyan Madhavan	81,413	162,826	217,102	81,413	162,826	217,101	162,826	325,652	434,203
Jibo Pan	64,190	128,381	171,174	64,191	128,381	171,175	128,381	256,762	342,349
Brehan Chapman	55,518	92,531	129,543	55,519	92,530	129,542	111,037	185,061	259,085
The following table shows the anticipated growth in the threshold, target and maximum Deferred Awards (from the table above) during the period from January 1, 2022 through December 31, 2024 and the total Deferred Awards (inclusive of interest) that would have been payable in early 2025 at each of these achievement levels.

	Estimated Possible Payouts in Early 2025 Under Non-Equity Incentive Plan Awards for 2021 EIP
	2021 Deferred Award			Interest on Deferred Award (1)			Total Deferred Award Including Interest
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	237,648	356,471	475,294	45,395	68,092	90,789	283,043	424,563	566,083
Tom Lewis	62,818	104,697	146,576	11,999	19,999	27,998	74,817	124,696	174,574
Kalyan Madhavan	81,413	162,826	217,101	15,551	31,102	41,470	96,964	193,928	258,571
Jibo Pan	64,191	128,381	171,175	12,262	24,523	32,697	76,453	152,904	203,872
Brehan Chapman	55,519	92,530	129,542	10,605	17,675	24,745	66,124	110,205	154,287
(1) Amounts represent interest on the Deferred Awards at 6 percent, compounded annually.
The following table shows the actual deferred awards under the 2021 EIP, the anticipated growth in those awards during the period from January 1, 2022 through December 31, 2024, and the total Deferred Awards (inclusive of interest) that will be payable in early 2025 provided all of the conditions for payment are met.

Name	Actual 2021 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total Deferred Award Including Interest ($)
Sanjay Bhasin	426,582	81,484	508,066
Tom Lewis	129,407	24,719	154,126
Kalyan Madhavan	193,767	37,013	230,780
Jibo Pan	152,776	29,183	181,959
Brehan Chapman	114,369	21,846	136,215
If an executive officer's employment is terminated for any reason other than death, disability or a reduction in force (as defined in the 2021 EIP), his or her unvested 2021 EIP awards will be forfeited.
If an executive officer’s employment had been terminated in 2021 due to death or disability, then his or her Current Award would have been treated as earned and vested based on the portion of 2021 during which the executive was employed based on the assumption that we would have achieved the 2021 Performance Goals at the target achievement level. If an executive's employment is terminated during the 2021 Deferral Performance Period due to his or her death or disability, then his or her Deferred Award will be treated as fully earned and vested based on the assumption that we would achieve the safety and soundness goals applicable to that award. Payment of awards in connection with a death or disability would be made in a single lump sum within 75 days of the executive’s termination date. For the Deferred Award, the payment would include interest through the executive's termination date.
If an executive’s employment had been terminated in 2021 due to a reduction in force, then his or her Current Award would have been treated as earned and vested based on the portion of 2021 during which the executive was employed and the extent to which the 2021 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the 2021 Deferral Performance Period due to a reduction in force, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period. Payment of awards in connection with a reduction in force would be made according to the normal scheduled dates and would be contingent upon the executive executing the severance agreement offered by us.
If, in 2021, we had been involved in a merger, consolidation, reorganization or sale of all or substantially all of our assets, or we had been liquidated or dissolved (collectively, a "Reorganization"), subject to certain exceptions for which the Director of the Finance Agency had determined should not be a basis for accelerated vesting, then the Current Award would have been treated as earned and vested on a pro rata basis through the date of the Reorganization based on the assumption that we would have achieved the 2021 Performance Goals at the target achievement level. Similarly, if we had been involved in a Reorganization during 2021, then the Deferred Award would have been treated as fully earned and vested effective as of the Reorganization date based on the assumption that we would have achieved the safety and soundness goals applicable to that award. Payment of awards in connection with a Reorganization would be made in a single lump sum on the date on which the Reorganization occurs. If we are involved in a Reorganization during the 2021 Deferral Performance Period, the payment of the Deferred Award would also include interest through the Reorganization date.
The Board of Directors may adjust the 2021 Performance Goals to ensure the purposes of the 2021 EIP are served. In addition, the Board of Directors, in its discretion, may consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results.
Any awards not yet paid may be reduced or eliminated if any actual losses or other measures or aspects of performance are realized which would have caused a reduction in the amount of the awards. Further, if during the most recent examination of us by the Finance Agency, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the executive’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, then all of an executive’s vested and unvested awards under the 2021 EIP will be forfeited. Any future payments for a vested award will cease and we will have no further obligation to make such payments.
By resolution, the Board of Directors may reduce or eliminate an award that is otherwise earned under the 2021 EIP but not yet paid if the Board of Directors finds that a serious, material safety and soundness problem or a serious, material risk management deficiency exists at the Bank, or if: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive payouts; (ii) the submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; or (iii) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings.
The Board of Directors may amend the 2021 EIP at any time in its sole discretion. However, the Board of Directors may not amend the 2021 EIP to reduce an executive’s awards as determined on the day immediately preceding the effective date of the amendment or to otherwise retroactively impair or adversely affect the rights of an executive.
In addition, the Board of Directors may terminate the 2021 EIP at any time in its sole discretion. Absent an amendment to the contrary, incentives that were earned and vested prior to the termination will be paid at the times and in the manner provided for by the 2021 EIP at the time of the termination.

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Mr. Lewis is the only named executive officer who was hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. Ms. Chapman was hired in 2004. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2021. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	17.1	1,310,000	—
Tom Lewis	Pentegra DB Plan	18.9	2,005,000	—
Kalyan Madhavan	Pentegra DB Plan	16.2	1,314,000	—
Jibo Pan	Pentegra DB Plan	18.8	1,299,000	—
Brehan Chapman	Pentegra DB Plan	17.0	1,065,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2021 commence at age 62 and are discounted to December 31, 2021);
•Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 2.83 percent. The lump sum benefit is calculated using a discount rate of either 2.83 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);
•The annuity benefit is valued using the Pri-2012 white collar worker annuitant table with mortality improvement scale MP-2021 and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2021; and
•No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2021, this amount was $230,000 at age 65). The annual pension benefit limit is less than $230,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2021, this amount was $290,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit and/or the maximum allowable annual benefit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2022, the Internal Revenue Service increased the maximum compensation limit to $305,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $245,000 for 2022.

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

•2 percent x years of service credited on or after July 1, 2003 x high 36-month average compensation for the entire period of participation in the Pentegra DB Plan

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the Internal Revenue Code limitation which, for 2021, 2020 and 2019, was $290,000, $285,000 and $280,000, respectively. In each of those years, the compensation of all of our named executive officers exceeded the applicable Internal Revenue Code limit; accordingly, the high 36-month average compensation for each of our named executive officers was limited to $285,000 as of December 31, 2021. Based on the Internal Revenue Code limitations in effect prior to July 1, 2015, the high 36-month average compensation for purposes of the first part of the benefit formula is limited to $255,000 for Mr. Lewis. The first part of the benefit formula does not apply to Ms. Chapman or Messrs. Bhasin, Madhavan and Pan as they were not employed by us prior to July 1, 2003.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2021, Mr. Bhasin, Mr. Lewis, Mr. Madhavan, Mr. Pan and Ms. Chapman had accumulated 7.6, 18.5, 7.3, 7.3 and 17.0 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis, the remainder of his service (0.4 years) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2021, all of our named executive officers were fully vested in their accrued pension benefits.
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
Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Ms. Chapman and Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2021, Mr. Lewis was eligible for early retirement with reduced benefits. Because he had met the Rule of 70 as of December 31, 2021, the early retirement reduction factors applicable to Mr. Lewis as of that date would have been approximately 1.5 percent as it relates to the benefits he had earned prior to July 1, 2015 and approximately 4.5 percent as it relates to the benefits he had earned on and after July 1, 2015. As of December 31, 2021, Mr. Madhavan was also eligible for early retirement with reduced benefits. Because he had met the Rule of 70 as of December 31, 2021, the early retirement reduction factor applicable to Mr. Madhavan as of that date would have been approximately 9.8 percent. Given their ages and hire dates, Ms. Chapman and Messrs. Bhasin and Pan are not yet eligible for early retirement.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2021 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”) for Mr. Lewis. Ms. Chapman and Messrs. Bhasin, Madhavan and Pan do not participate in the SERP. As discussed more fully in the Compensation Discussion and Analysis on pages 91-103, we do not intend in the foreseeable future to add any new participants to the SERP, nor do we intend to make any additional SERP contributions on behalf of Mr. Lewis. The term "NQDC Plan" refers to our 2017 Deferred Compensation Plan, our Consolidated Deferred Compensation Plan and any predecessor plans. The 2017 Deferred Compensation Plan governs compensation earned in 2017 and later years to the extent it is deferred. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	170,591	39,635	271,856	31,806	1,707,915

Tom Lewis
NQDC Plan	25,000	7,727	4,989	56,872	360,799
SERP — Group 1	—	—	46,618	—	490,120
SERP — Group 2	—	—	1,772	—	18,491
	25,000	7,727	53,379	56,872	869,410

Kalyan Madhavan
NQDC Plan	304,242	15,165	334,001	61,264	2,188,857

Jibo Pan
NQDC Plan	64,191	8,276	14,697	—	195,040

Brehan Chapman
NQDC Plan	—	—	7,012	11,387	49,803
_______________________________________
(1)All amounts in this column are included in the “Salary” column for 2021 in the Summary Compensation Table.
(2)All amounts in this column are included in the “All Other Compensation” column for 2021 in the Summary Compensation Table.
(3)The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2021 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.
(4)The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2021 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table on page 104; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2006 through 2018 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented on page 104) had been required; and (3) earnings (losses) accumulated through December 31, 2021 (2021 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because all of our named executive officers have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts. Ms. Chapman's aggregate balance includes contributions made by her and the Bank and earnings (losses) on those contributions in years prior to 2020 when she was not a named executive officer.

	Amounts Reported in Summary Compensation Table				Reported/Reportable Compensation Related to Years Prior to 2019 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2021 ($)	2020 ($)		2019 ($)			Total ($)
Sanjay Bhasin	134,694	194,858		176,373	506,716	695,274	1,707,915
Tom Lewis	17,727	31,881	5595	5,595	521,359	292,848	869,410
Kalyan Madhavan	205,130	278,922		250,677	693,936	760,192	2,188,857
Jibo Pan	72,467	70,501		7,879	12,962	31,231	195,040
Brehan Chapman	—	—		—	—	10,498	49,803
NQDC Plan
Under the 2017 Deferred Compensation Plan, our named executive officers and other highly compensated employees can elect to defer receipt of all or part of their base salary and all or part of their non-equity incentive plan compensation. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable.
Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under the FHLBank of Dallas 401(k) Retirement Plan (for 2021, the maximum compensation limit for this plan was $290,000). We do not provide any matching on employees' incentive compensation awards that are contributed to the NQDC Plan. Base salary and incentive compensation deferred under our NQDC Plan are not included in eligible compensation for purposes of our defined benefit pension plan (the Pentegra DB Plan). All of our participating employees, including our named executive officers, are fully vested in their NQDC Plan account balance at all times, including our matching contributions.
Participating executives direct the investment of their NQDC Plan account balances in an array of externally managed mutual funds that are approved from time to time by our Investment and Administrative Committee, which is comprised of several of our officers, some of whom are executive officers. Participants can choose from among several different investment options, including domestic and international equity funds, bond funds, money market funds and advisor managed portfolios. The mutual funds offered through the NQDC Plan (and our other non-qualified plans) employ investment strategies that are similar (although not identical) to those used in the funds that are available to participants in our tax-qualified 401(k) plan, which is managed by a different third-party sponsor. Participants can change their investment selections prospectively by contacting the trust administrator. There are no limitations on the frequency and manner in which participants can change their investment selections.
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
Group 1
Mr. Lewis' benefit in Group 1 consists of contributions made by us on his behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Mr. Lewis is not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Lewis is based solely on the past contributions that were made by us on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to Mr. Lewis. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove Mr. Lewis at our discretion, except that no amendment, modification or termination may reduce his then vested account balance. Group 1 benefits vest on the date on which the sum of a participant’s age and years of service with us is at least 70. Based upon his age and years of service with us, Mr. Lewis was fully vested in his Group 1 benefits as of December 31, 2021. If Mr. Lewis retires or is terminated prior to reaching age 62, his Group 1 account balance will be paid at the time he reaches age 62 in a lump sum distribution based on his preexisting election. If Mr. Lewis retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, his Group 1 account balance will be paid at that time in a lump sum distribution based on his preexisting election. In addition to a lump sum payment, the SERP provides an option to receive annual installment payments over periods ranging from 2 to 20 years. Mr. Lewis can change his existing distribution election but only if the change is made at least one year prior to the date the lump sum payment would otherwise be made and the first installment payment pursuant to the change occurs at least five years after the date the lump sum payment would otherwise be made. If Mr. Lewis dies before reaching age 62, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We currently have employment agreements with Mr. Bhasin and Ms. Chapman. As further discussed below, the employment agreements with each of these executive officers provide for certain termination benefits in specified circumstances. As of December 31, 2021 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than four executive officers with whom we have entered into employment agreements, including Mr. Bhasin and Ms. Chapman. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated due to economic conditions, functional reorganization, budgetary constraints or other business conditions. A reduction in force can also occur when a position changes so significantly that the related job responsibilities are no longer needed or applicable (collectively, a "RIF Policy Triggering Event"). Accordingly, at December 31, 2021, Messrs. Lewis, Madhavan and Pan would have been entitled to termination benefits under our RIF Policy if (and only if) a RIF Policy Triggering Event had occurred on that date. The potential payments upon termination under the employment agreements (applicable to Mr. Bhasin and Ms. Chapman) and our RIF Policy (as applied to Messrs. Lewis, Madhavan and Pan) are discussed in the following sections.
Employment Agreements with Mr. Bhasin and Ms. Chapman
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. Each of these employment agreements provides that we will employ the executive officer for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). On each yearly anniversary, the employment agreements automatically renew for an additional one-year term unless either we or the executive officer gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or the executive officer may give a notice of non-renewal, in which case the executive's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay the executive in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to the executive for such 30-day period, in which case the termination of the executive would become effective immediately upon the date of such payment. Because neither we nor the executives gave a notice of non-renewal, the terms of the employment agreements with Ms. Chapman and Mr. Bhasin were recently extended through December 31, 2022 and March 23, 2023, respectively.
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
The following table sets forth the amounts that would have been payable to Mr. Bhasin and Ms. Chapman as of December 31, 2021 if a Triggering Event had occurred on that date. If the Triggering Event had been related to a reduction in force, then Mr. Bhasin and Ms. Chapman would also have been entitled, under the terms of the 2019 EIP and 2020 EIP, to receive (in early 2023 and early 2024, respectively), his or her 2019 EIP Deferred Award and 2020 EIP Deferred Award with interest at 6 percent compounded annually over the three-year deferral performance periods. A termination due to a reduction in force would entitle Mr. Bhasin and Ms. Chapman to receive their 2021 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2022 through December 31, 2024).

Name	Accrued/Unused Vacation as of 12/31/21 ($)	Undiscounted Value of Base Salary Continuation ($)	2021 Non-Equity Incentive Plan Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Triggering Event was not a RIF ($)	2019 EIP Deferred Award ($)	2020 EIP Deferred Award ($)	Total Estimated Termination Benefit if Triggering Event was a RIF ($)
Sanjay Bhasin	109,683	950,589	880,244	26,508	1,967,024	373,659	511,046	2,851,729
Brehan Chapman	36,357	370,122	241,456	26,508	674,443	104,325	139,088	917,856
If our employment of Mr. Bhasin had been terminated on December 31, 2021 due to his death or disability, he (or his beneficiary in the case of his death) would have been entitled to receive an amount totaling $1,876,480 comprised of the following: (i) his accrued/unused vacation ($109,683); (ii) his base salary for one month ($79,216); (iii) his 2021 non-equity incentive plan compensation comprised of the 2021 EIP Current Award and 2018 EIP Deferred Award ($880,244); (iv) his 2019 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2020 through December 31, 2021 ($352,508); and (v) his 2020 EIP Deferred Award with interest at 6 percent for the period from January 1, 2021 through December 31, 2021 ($454,829). A termination due to Mr. Bhasin's death or disability would entitle him (or his beneficiary in the case of his death) to receive his 2021 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
If our employment of Ms. Chapman had been terminated on December 31, 2021 due to her death or disability, she (or her beneficiary in the case of her death) would have been entitled to receive an amount totaling $530,870 comprised of the following: (i) her accrued/unused vacation ($36,357); (ii) her base salary for one month ($30,844); (iii) her 2021 non-equity incentive plan compensation comprised of the 2021 EIP Current Award and 2018 EIP Deferred Award ($241,456); (iv) her

2019 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2020 through December 31, 2021 ($98,425); and (v) her 2020 EIP Deferred Award with interest at 6 percent for the period from January 1, 2021 through December 31, 2021 ($123,788). A termination due to Ms. Chapman's death or disability would entitle her (or her beneficiary in the case of her death) to receive her 2021 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
Termination Benefits for Messrs. Lewis, Madhavan and Pan Under our RIF Policy
As of December 31, 2021, no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, as discussed above, Messrs. Lewis, Madhavan and Pan would have been entitled to benefits under our RIF Policy as of December 31, 2021 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any senior officer under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation.
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
As of December 31, 2021, Messrs. Lewis, Madhavan and Pan would have been entitled under our RIF Policy to severance pay and benefits continuation for one year. Further, under the terms of our 2019 and 2020 EIPs, the executives would have been entitled to receive their 2019 and 2020 EIP Deferred Awards upon completion of the applicable three-year deferral performance periods. The following table sets forth the amounts that would have been payable to these executive officers as of December 31, 2021 if a RIF Policy Triggering Event had occurred on that date. For the 2019 EIP Deferred Awards (payable in early 2023) and 2020 EIP Deferred Awards (payable in early 2024), the amounts presented in the table include interest at 6 percent compounded annually over the three-year deferral performance periods. None of these executives would have been entitled to receive their 2021 EIP Deferred Award because the termination event did not occur during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2022 through December 31, 2024).

Name	Accrued/Unused Vacation as of 12/31/21 ($)	Undiscounted Value of Base Salary Continuation ($)	2021 Non-Equity Incentive Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	SERP ($) (1)	2019 EIP Deferred Award ($)	2020 EIP Deferred Award ($)	Total Termination Benefit ($)
Tom Lewis	48,322	418,788	265,360	26,508	40,268	17,400	508,611	111,609	157,376	1,594,242
Kalyan Madhavan	62,626	542,754	382,866	26,496	52,188	16,906	—	155,992	233,432	1,473,260
Jibo Pan	49,377	427,936	300,445	26,496	41,148	17,356	—	122,993	184,050	1,169,801
______________________________________________________________________________________
(1) Amounts reflect the vested balances in Mr. Lewis' Group 1 and Group 2 SERP accounts. Mr. Lewis' Group 1 SERP account ($490,120) would have been payable to him as a lump sum upon reaching age 62. His Group 2 SERP account ($18,491) would have been payable to him as a lump sum upon his termination.
Messrs. Lewis, Madhavan and Pan would have been required to execute non-disparagement/confidentiality agreements in order to receive the termination benefits provided by the RIF Policy (i.e., base salary and health care benefits continuation and lump sum payments for the loss of future vacation benefits and matching contributions). These executive officers would not have been required to execute any type of agreement in order to receive their accrued/unused vacation and SERP benefits, if applicable. In order to receive the termination benefits arising under the 2019 and 2020 EIPs, the executives would have been required to execute the severance agreement offered by us, the provisions of which are not dictated by either the 2019 or 2020 EIP.
If our employment of Messrs. Lewis, Madhavan or Pan had been terminated on December 31, 2021 due to the executive's death or disability, the executive (or his beneficiary in the case of his death) would have been entitled to receive the following: (i) his accrued/unused vacation; (ii) his 2021 non-equity incentive plan compensation comprised of the 2021 EIP Current Award and 2018 EIP Deferred Award; (iii) his 2019 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2020 through December 31, 2021; and (iv) his 2020 EIP Deferred Award with interest at 6 percent for the period from January 1, 2021 through December 31, 2021. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $559,037, $800,408 and $629,657, respectively. These amounts would have been payable no later than March 15, 2022. A termination due to the executive's death or disability would trigger the payment of the 2021 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2022 through December 31, 2024).
If on December 31, 2021: (1) we had merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity had merged or consolidated into us; (2) we had sold or transferred all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we had liquidated or dissolved (each, a “Significant Transaction”), then the 2021 EIP Current Award, the 2018 EIP Deferred Award, the 2019 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent compounded annually for the period from January 1, 2020 through December 31, 2021), the 2020 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent for the period from January 1, 2021 through December 31, 2021) and the 2021 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met) would have been payable to Messrs. Lewis, Madhavan and Pan on that date. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $640,122, $931,549 and $733,056, respectively.
In the event the 2021 EIP Current Award, the 2018 EIP Deferred Award, the 2019 EIP Deferred Award, the 2020 EIP Deferred Award and the 2021 EIP Deferred Award would not otherwise have been payable under the terms of their employment agreements, Mr. Bhasin and Ms. Chapman would have been entitled under the terms of the 2018, 2019, 2020 and 2021 EIPs to receive $2,114,163 and $578,038, respectively, on December 31, 2021 if a Significant Transaction had occurred on that date. These amounts would have been comprised of the executive's 2021 EIP Current Award and 2018 EIP Deferred Award in addition to their 2019, 2020 and 2021 EIP Deferred Awards with interest at 6 percent compounded annually through December 31, 2021 (based on the assumption that the applicable safety and soundness goals had been met).
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

PAY RATIO
For 2021, the estimated ratio of our President/CEO's total compensation to the median annual total compensation of all of our other employees was 12.2 to 1. The estimated median annual total compensation of all of our other employees was determined by calculating their compensation in the same manner as total compensation is calculated for our President/CEO, which calculation includes, among other things, amounts attributable to the change in pension value for those of our employees who participate in the Pentegra DB Plan ("DB Plan Participants"), as discussed in the "Pension Benefits" section on page 107. The change in pension value for DB Plan Participants varies based upon their age, compensation and tenure with us. For 2021, the estimated median annual total compensation of all of our employees (excluding our President/CEO) was $159,085 and the total compensation of our President/CEO was $1,938,868, as shown in the Summary Compensation Table on page 104.
We identified the median by estimating the annual total compensation for each of our employees who were employed by us on December 31, 2021 (excluding our President/CEO) and then ranking the total compensation for those employees from lowest to highest. The ranking included 195 full-time employees and 1 part-time employee. For those employees who were not employed by us during the entire year, we annualized their total compensation. For base salaries (or, in the case of our hourly employees, wages plus overtime), incentive compensation and our matching contributions to qualified and nonqualified defined contribution plans, we used actual (or, as appropriate, annualized) amounts. To determine the annual change in pension value for each of the DB Plan Participants, changes were calculated for a judgmentally selected sample of employees and, based on the results of those calculations, we estimated the change in pension value for each of our other DB Plan Participants. While our calculation method for DB Plan Participants who were not part of the sample involved a degree of imprecision, we believe it was sufficient to allow us to reasonably approximate the change in pension values for those employees, which, in turn, allowed us to reasonably estimate the median annual total compensation of our workforce as of December 31, 2021.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that she determines are not reasonable. For 2021, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person (or, as permitted by a temporary Finance Agency waiver, through electronic means) and the number of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2021 (subject to a maximum of five out of the six meetings held). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2021	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$140,000	$28,000
Vice Chairman of the Board	123,000	24,600
Chairmen of the Audit and Risk Management Committees	122,000	24,400
Chairmen of all other Board Committees	117,500	23,500
All other Directors	107,500	21,500

The following table sets forth the actual compensation earned by our directors in 2021. One of the directors presented in the table, Cheryl D. Alston, no longer serves on our Board of Directors. Ms. Alston resigned from our Board of Directors effective July 13, 2021. Other than Ms. Alston and Rufus Cormier, Jr., all of the directors shown in the table served on our Board of Directors during all of 2021. Mr. Cormier's term as a director began on December 14, 2021. No meetings were held during the period from December 14, 2021 through December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert M. Rigby, Chairman in 2021	140,000	—	—	—	—	*	140,000
Margo S. Scholin, Vice Chairman in 2021	123,000	—	—	—	—	*	123,000
Cheryl D. Alston	72,527	—	—	—	—	*	72,527
Dorsey L. Baskin, Jr.	107,500	—	—	—	—	*	107,500
Dianne W. Bolen	117,500	—	—	—	—	*	117,500
Tim H. Carter	117,500	—	—	—	—	*	117,500
Mary E. Ceverha	117,500	—	—	—	—	*	117,500
Albert C. Christman	122,000	—	—	—	—	*	122,000
Rufus Cormier, Jr.	—	—	—	—	—	*	—
James D. Goudge	107,500	—	—	—	—	*	107,500
W. Wesley Hoskins	107,500	—	—	—	—	*	107,500
Michael C. Hutsell	107,500	—	—	—	—	*	107,500
A. Fred Miller, Jr.	107,500	—	—	—	—	*	107,500
Sally I. Nelson	107,500	—	—	—	—	*	107,500
Stephen Panepinto	107,500	—	—	—	—	*	107,500
Felipe A. Rael	107,500	—	—	—	—	*	107,500
John P. Salazar	117,500	—	—	—	—	*	117,500
Ron G. Wiser	122,000	—	—	—	—	*	122,000
_____________________________________
*    Our directors did not receive any other form of compensation in 2021 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $1,652 or zero.
Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive distributions under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Similarly, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $3,585,000 at December 31, 2021.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2021, 11 of our directors used these benefits to some extent at a total cost to us of $6,990. As no individual director was reimbursed more than $1,651 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.

In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2021, our directors’ Bank-related travel expenses totaled $36,833, not including the spousal travel and meal reimbursements described above. In comparison to most years, our directors' Bank-related travel expenses were lower in 2021 as a result of our decision to avoid business travel during most of the year due to the health risks posed by the COVID-19 pandemic.
For 2022, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person (or, if permitted by the Finance Agency, through electronic means) and the number of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2022 (subject to a maximum of five out of the six meetings to be held). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2022	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$144,500	$28,900
Vice Chairman of the Board	130,000	26,000
Chairmen of the Audit and Risk Management Committees	126,000	25,200
Chairmen of all other Board Committees	121,500	24,300
All other Directors	111,000	22,200

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2021 was, prior to or during 2021, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As of March 4, 2022, there were 22,501,374 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information with respect to the only shareholder that beneficially owned more than five percent of the Bank’s outstanding capital stock as of March 4, 2022. The shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank's Outstanding Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
American General Life Insurance Company 2727 Allen Parkway Suite A, Houston, TX 77019	1,580,449	7.02%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 17 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of March 4, 2022, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	124,109	*
First Security Bank 314 North Spring Street, Searcy, AR 72143	Michael C. Hutsell	74,065	*
Southside Bank 1201 South Beckham, Tyler, TX 75701	Tim H. Carter	63,748	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Albert C. Christman	15,024	*
Legend Bank, N.A 101 West Tarrant Street, Bowie, TX 76230	Robert M. Rigby	14,873	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	14,536	*
Bank of Anguilla 130 Holland Street, Anguilla, MS 38721	A. Fred Miller, Jr.	11,875	*
Bank of the Southwest 226 North Main Street, Roswell, NM 88201	Ron G. Wiser	4,804	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	2,101	*
Plaquemine Bank and Trust Company 24025 Eden Street, Plaquemine, LA 70764	Stephen Panepinto	847	*

All Directors’ Financial Institutions as a group		325,982	1.45%
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
Since January 1, 2021, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2021, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2021.
As of December 31, 2021 and 2020, advances outstanding to Directors’ Financial Institutions aggregated $0.495 billion and $1.108 billion, respectively, representing 2.0 percent and 3.5 percent, respectively, of our total outstanding advances as of those dates.
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
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Dorsey L. Baskin, Jr., Dianne W. Bolen, Mary E. Ceverha, Rufus Cormier, Jr., Sally I. Nelson, Felipe A. Rael, John P. Salazar and Margo S. Scholin. This determination also applies to Cheryl D. Alston, who served on our Board of Directors during 2021. Ms. Alston resigned from our Board of Directors effective July 13, 2021.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2021 and 2020 for services rendered by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2021	2020
Audit fees	$912	$901
Audit-related fees	53	12
Tax fees	—	—
All other fees	—	—
Total fees	$965	$913

In 2021 and 2020, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2021, the fees associated with audit-related services were for consultations concerning the accounting for a hedging strategy that had been considered by the Bank and discussions regarding other miscellaneous accounting-related matters. In 2020, the fees associated with audit-related services were for discussions regarding miscellaneous accounting-related matters.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2021 and 2020, the Bank was assessed $45,000 and $40,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2021 and 2020 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth on pages F-1 through F-58 of this Annual Report on Form 10-K.
(b) Exhibits
3.1    Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).
3.2    Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 22, 2016).*
4.1    Capital Plan of the Registrant, as amended and revised on June 17, 2021 and approved by the Federal Housing Finance Agency on November 9, 2021.
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
10.9    2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*
10.10    2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).*
10.11    Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).*

10.12    2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017, as adopted by the Bank’s Board of Directors on July 21, 2016 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.13    Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25, 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).*
10.14    Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into effective January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.15    Form of Employment Agreement between the Registrant and each of Brehan Chapman and Gustavo Molina, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.16    Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.17    Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*
10.18    2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.19    2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).*
10.20    2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 25, 2019).*
10.21    2020 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed on August 12, 2020).*
10.22    2021 Executive Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 11, 2021 and filed with the SEC on January 15, 2021, which exhibit is incorporated herein by reference).*
10.23    2022 Executive Incentive Plan.
10.24    Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*
10.25    Form of Indemnification Agreement between the Registrant and each of its directors, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*
10.26    Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).*
14.1    Code of Ethics for Financial Professionals.
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

Federal Home Loan Bank of Dallas
March 23, 2022	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2022.

/s/ Sanjay Bhasin
Sanjay Bhasin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Tom Lewis
Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert M. Rigby
Robert M. Rigby
Chairman of the Board of Directors

/s/ Margo S. Scholin
Margo S. Scholin
Vice Chairman of the Board of Directors

/s/ Dorsey L. Baskin, Jr.
Dorsey L. Baskin, Jr.
Director

/s/ Dianne W. Bolen
Dianne W. Bolen
Director

/s/ Tim H. Carter
Tim H. Carter
Director

/s/ Mary E. Ceverha
Mary E. Ceverha
Director

/s/ Albert C. Christman
Albert C. Christman
Director

Rufus Cormier, Jr.
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Dallas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of Dallas (the “Bank”) as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Interest-Rate Derivatives and Hedged Items
As described in Notes 14 and 17 to the financial statements, the Bank uses derivatives to manage its exposure to changes in interest rates and to reduce funding costs, among other things. The total notional amount of derivatives as of December 31, 2021 was $53 billion, of which 93% were designated as hedging instruments, and the net estimated fair value of derivative assets and liabilities as of December 31, 2021 was $7 million and $14 million, respectively. The fair values of interest-rate derivatives and hedged items are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. The pricing model uses inputs observable in the market, such as interest rate curves and volatility assumptions.
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
March 23, 2022
We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$542,801	$3,178,281
Interest-bearing deposits (Notes 8, 9 and 19)	885,745	759,240
Securities purchased under agreements to resell (Notes 8, 9 and 13)	10,650,000	1,000,000
Federal funds sold (Notes 8, 9, 19 and 20)	4,781,000	915,000
Trading securities (Notes 3 and 8)	2,454,870	5,301,468
Available-for-sale securities (a) (Notes 4, 8, 9, 13 and 18) ($529,596 and $737,500 pledged at December 31, 2021 and 2020, respectively, which could be rehypothecated)	15,288,032	16,787,762
Held-to-maturity securities (b) (Notes 5, 8 and 9)	593,555	897,226
Advances (Notes 6, 8, 9 and 19)	24,637,464	32,478,944
Mortgage loans held for portfolio, net of allowance for credit losses of $3,124 and $3,925 at December 31, 2021 and 2020, respectively (Notes 7, 8, 9 and 19)	3,491,265	3,422,686
Accrued interest receivable (Note 8)	91,581	106,322
Premises and equipment, net	15,485	14,901
Derivative assets (Notes 13 and 14)	7,077	7,975
Other assets (including $17,574 and $15,839 of securities held at fair value at December 31, 2021 and 2020, respectively)	49,501	42,721
TOTAL ASSETS	$63,488,376	$64,912,526

LIABILITIES AND CAPITAL
Deposits (Notes 10 and 19)
Interest-bearing	$1,590,168	$1,583,100
Non-interest bearing	20	20
Total deposits	1,590,188	1,583,120
Consolidated obligations (Note 11)
Discount notes	11,003,026	22,171,296
Bonds	44,514,220	37,112,721
Total consolidated obligations	55,517,246	59,284,017
Mandatorily redeemable capital stock (Note 15)	6,657	13,864
Accrued interest payable	73,038	42,039
Affordable Housing Program (Note 12)	60,133	63,153
Derivative liabilities (Notes 13 and 14)	13,956	25,049
Other liabilities (Note 3)	2,293,467	344,399
Total liabilities	59,554,685	61,355,641
Commitments and contingencies (Notes 9, 12, 14, 16 and 18)
CAPITAL (Notes 15 and 19)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 12,818,137 and 9,044,480 at December 31, 2021 and 2020, respectively	1,281,814	904,448
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 9,106,902 and 11,969,321 at December 31, 2021 and 2020, respectively	910,690	1,196,932
Total Class B Capital Stock	2,192,504	2,101,380
Retained earnings
Unrestricted	1,291,656	1,174,359
Restricted	266,761	233,886
Total retained earnings	1,558,417	1,408,245
Accumulated other comprehensive income (Note 21)	182,770	47,260
Total capital	3,933,691	3,556,885
TOTAL LIABILITIES AND CAPITAL	$63,488,376	$64,912,526
_______________________________________
(a)Amortized cost: $15,046,972 and $16,615,401 at December 31, 2021 and 2020, respectively.
(b)Fair values: $606,352 and $908,630 at December 31, 2021 and 2020, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
INTEREST INCOME
Advances	$119,754	$349,082	$906,671
Prepayment fees on advances, net	9,812	17,756	2,064
Interest-bearing deposits	1,212	8,940	37,043
Securities purchased under agreements to resell	162	7,688	87,073
Federal funds sold	3,395	8,940	58,435
Trading securities	8,776	63,616	100,875
Available-for-sale securities	151,684	219,190	465,023
Held-to-maturity securities	5,222	13,247	37,629
Mortgage loans held for portfolio	77,667	102,854	110,892
Total interest income	377,684	791,313	1,805,705

INTEREST EXPENSE
Consolidated obligations
Bonds	70,916	277,347	711,240
Discount notes	29,635	198,890	780,165
Deposits	381	4,428	20,167
Mandatorily redeemable capital stock	17	83	189
Other borrowings	(11)	1	113
Total interest expense	100,938	480,749	1,511,874

NET INTEREST INCOME	276,746	310,564	293,831
Provision (reversal) for mortgage loan losses	(801)	585	656

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR MORTGAGE LOAN LOSSES	277,547	309,979	293,175

OTHER INCOME (LOSS)
Service fees	2,753	2,467	2,590
Net gains (losses) on trading securities	(10,501)	7,225	12,860
Net gains (losses) on derivatives and hedging activities	(1,252)	2,887	24,687
Net gains on other assets carried at fair value	1,848	1,647	1,964
Realized gains on sales of available-for-sale securities	—	829	852
Letter of credit fees	14,498	14,347	12,437
Other, net	2,897	2,757	930
Total other income	10,243	32,159	56,320

OTHER EXPENSE
Compensation and benefits	55,170	65,087	50,003
Other operating expenses	34,348	36,198	36,141
Finance Agency	6,451	5,304	4,800
Office of Finance	5,433	4,841	4,271
Subsidies, grants and donations	2,907	8,645	476
Derivative clearing fees	838	1,267	1,274
Total other expense	105,147	121,342	96,965

INCOME BEFORE ASSESSMENTS	182,643	220,796	252,530

Affordable Housing Program assessment	18,266	22,087	25,272

NET INCOME	$164,377	$198,709	$227,258
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2021	2020	2019

NET INCOME	$164,377	$198,709	$227,258
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	68,699	28,357	26,705
Reclassification adjustment for net realized gains on sales of available-for-sale securities included in net income	—	(829)	(852)
Unrealized gains (losses) on cash flow hedges	42,418	(96,035)	(54,777)
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	22,345	14,627	(1,829)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	1,917	2,238	2,027
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	21	20	20
Actuarial gain (loss)	201	(87)	(152)
Amortization of net actuarial gain included in net periodic benefit cost	(91)	(80)	(94)
Total other comprehensive income (loss)	135,510	(51,789)	(28,952)
TOTAL COMPREHENSIVE INCOME	$299,887	$146,920	$198,306

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2019	9,169	$916,921	16,380	$1,637,967	$932,675	$148,692	$1,081,367	$128,001	$3,764,256
Net transfers of shares between Class B-1 and Class B-2 Stock	16,966	1,696,611	(16,966)	(1,696,611)	—	—	—	—	—
Proceeds from sale of capital stock	40	4,026	15,454	1,545,452	—	—	—	—	1,549,478
Repurchase/redemption of capital stock	(17,114)	(1,711,435)	—	—	—	—	—	—	(1,711,435)
Net shares reclassified to mandatorily redeemable capital stock	(23)	(2,326)	—	—	—	—	—	—	(2,326)
Adjustment to initially apply new lease accounting guidance	—	—	—	—	(25)	—	(25)	—	(25)
Comprehensive income
Net income	—	—	—	—	181,806	45,452	227,258	—	227,258
Other comprehensive income (loss)	—	—	—	—	—	—	—	(28,952)	(28,952)
Dividends on capital stock
Cash	—	—	—	—	(259)	—	(259)	—	(259)
Mandatorily redeemable capital stock	—	—	—	—	(27)	—	(27)	—	(27)
Stock	756	75,637	—	—	(75,637)	—	(75,637)	—	—

BALANCE, DECEMBER 31, 2019	9,794	979,434	14,868	1,486,808	1,038,533	194,144	1,232,677	99,049	3,797,968
Partial recovery of prior capital distribution to Financing Corporation (Note 15)	—	—	—	—	17,639	—	17,639	—	17,639
Net transfers of shares between Class B-1 and Class B-2 Stock	15,744	1,574,392	(15,744)	(1,574,392)	—	—	—	—	—
Proceeds from sale of capital stock	300	29,963	12,845	1,284,516	—	—	—	—	1,314,479
Repurchase/redemption of capital stock	(16,565)	(1,656,459)	—	—	—	—	—	—	(1,656,459)
Shares reclassified to mandatorily redeemable capital stock	(610)	(61,032)	—	—	—	—	—	—	(61,032)
Adjustment to initially apply new credit loss accounting guidance (Note 9)	—	—	—	—	(2,191)	—	(2,191)	—	(2,191)
Comprehensive income
Net income	—	—	—	—	158,967	39,742	198,709	—	198,709
Other comprehensive income (loss)	—	—	—	—	—	—	—	(51,789)	(51,789)
Dividends on capital stock
Cash	—	—	—	—	(242)	—	(242)	—	(242)
Mandatorily redeemable capital stock	—	—	—	—	(197)	—	(197)	—	(197)
Stock	381	38,150	—	—	(38,150)	—	(38,150)	—	—

BALANCE, DECEMBER 31, 2020	9,044	904,448	11,969	1,196,932	1,174,359	233,886	1,408,245	47,260	3,556,885
Net transfers of shares between Class B-1 and Class B-2 Stock	17,241	1,724,131	(17,241)	(1,724,131)	—	—	—	—	—
Proceeds from sale of capital stock	217	21,693	14,379	1,437,889	—	—	—	—	1,459,582
Repurchase/redemption of capital stock	(13,824)	(1,382,401)	—	—	—	—	—	—	(1,382,401)
Shares reclassified to mandatorily redeemable capital stock	—	(40)	—	—	—	—	—	—	(40)
Comprehensive income
Net income	—	—	—	—	131,502	32,875	164,377	—	164,377
Other comprehensive income	—	—	—	—	—	—	—	135,510	135,510
Dividends on capital stock
Cash	—	—	—	—	(222)	—	(222)	—	(222)
Stock	140	13,983	—	—	(13,983)	—	(13,983)	—	—
BALANCE, DECEMBER 31, 2021	12,818	$1,281,814	9,107	$910,690	$1,291,656	$266,761	$1,558,417	$182,770	$3,933,691
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$164,377	$198,709	$227,258
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	52,748	7,939	(34,559)
Concessions on consolidated obligations	2,751	9,282	8,269
Premises, equipment and computer software costs	5,194	3,861	4,100
Non-cash interest on mandatorily redeemable capital stock	25	110	201
Provision (reversal) for mortgage loan losses	(801)	585	656
Net losses (gains) on trading securities	10,501	(7,225)	(12,860)
Net change in derivatives and hedging activities	674,460	(778,739)	(686,700)
Net gains on other assets carried at fair value	(1,848)	(1,647)	(1,964)
Gains on sales of available-for-sale securities	—	(829)	(852)
Decrease (increase) in accrued interest receivable	14,745	48,088	(1,401)
Decrease (increase) in other assets	(5,322)	1,990	(5,787)
Increase (decrease) in Affordable Housing Program (AHP) liability	(3,020)	5,906	12,889
Increase (decrease) in accrued interest payable	30,998	(73,316)	(7,589)
Increase (decrease) in other liabilities	(467)	3,412	2,118
Total adjustments	779,964	(780,583)	(723,479)
Net cash provided by (used in) operating activities	944,341	(581,874)	(496,221)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(116,927)	601,617	837,278
Net decrease (increase) in securities purchased under agreements to resell	(9,650,000)	3,310,000	1,905,000
Net decrease (increase) in federal funds sold	(3,866,000)	3,590,000	(2,774,000)
Purchases of trading securities held for investment	(10,070,699)	(23,856,123)	(32,770,030)
Proceeds from maturities of trading securities	11,361,650	20,305,475	6,936,550
Proceeds from sales of trading securities	3,493,399	4,019,475	22,237,379
Purchases of available-for-sale securities	—	—	(1,254,235)
Principal collected on available-for-sale securities	772,428	322,399	463,055
Proceeds from sales of available-for-sale securities	—	605,423	511,194
Purchases of held-to-maturity securities	—	—	(74,433)
Principal collected on held-to-maturity securities	306,469	312,496	333,631
Principal collected on advances	537,732,747	402,583,150	535,464,499
Advances made	(530,230,119)	(397,549,867)	(531,616,062)
Principal collected on mortgage loans held for portfolio	1,257,669	1,543,883	530,739
Purchases of mortgage loans held for portfolio	(1,354,271)	(931,018)	(2,431,776)
Purchases of premises, equipment and computer software	(5,597)	(6,239)	(4,044)
Net cash provided by (used in) investing activities	(369,251)	14,850,671	(1,705,255)

	For the Years Ended December 31,
	2021	2020	2019
FINANCING ACTIVITIES
Net increase in deposits, including swap collateral held	3,881	303,757	316,386
Net receipts (payments) on derivative contracts with financing elements	76,020	(229,764)	(169,372)
Net proceeds from issuance of consolidated obligations
Discount notes	34,663,059	122,493,870	299,439,428
Bonds	50,151,289	39,912,009	39,250,090
Debt issuance costs	(1,770)	(7,685)	(9,453)
Payments for maturing and retiring consolidated obligations
Discount notes	(45,825,626)	(134,594,531)	(300,795,531)
Bonds	(42,347,110)	(38,609,525)	(35,680,071)
Proceeds from issuance of capital stock	1,459,582	1,314,479	1,549,478
Proceeds from issuance of mandatorily redeemable capital stock	22	—	—
Payments for redemption of mandatorily redeemable capital stock	(7,294)	(54,615)	(2,391)
Payments for repurchase/redemption of capital stock	(1,382,401)	(1,656,459)	(1,711,435)
Partial recovery of prior capital distribution to Financing Corporation (Note 15)	—	17,639	—
Cash dividends paid	(222)	(242)	(259)
Net cash provided by (used in) financing activities	(3,210,570)	(11,111,067)	2,186,870

Net increase (decrease) in cash and cash equivalents	(2,635,480)	3,157,730	(14,606)
Cash and cash equivalents at beginning of the year	3,178,281	20,551	35,157
Cash and cash equivalents at end of the year	$542,801	$3,178,281	$20,551

Supplemental disclosures
Interest paid	$118,806	$599,917	$1,559,919
AHP payments, net	$21,286	$16,181	$12,383
Stock dividends issued	$13,983	$38,150	$75,637
Dividends paid through issuance of mandatorily redeemable capital stock	$—	$197	$27
Capital stock reclassified to mandatorily redeemable capital stock, net	$40	$61,032	$2,326
Right-of-use assets acquired by lease	$77	$805	$2,539

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
     Investment Securities. The Bank records investment securities on trade date. The Bank carries investment securities for which it has both the ability and intent to hold to maturity (held-to-maturity securities) at cost, adjusted for the amortization of premiums and accretion of discounts. The carrying amount of held-to-maturity securities is further adjusted for any other-than-temporary impairment charges that were recorded on or before December 31, 2019, as described below.
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
The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities ("MBS") for which prepayments are probable and reasonably estimable using the level-yield method over the estimated lives of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The Bank computes the amortization and accretion of premiums and discounts on all other investment securities using the level-yield method to the contractual maturity of the securities.
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
     Mortgage Loans Held for Portfolio. Through the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, the Bank has invested in conventional and government guaranteed/insured mortgage loans. The Bank classifies these mortgage loans held for portfolio as held for investment and, accordingly, reports them at their principal amount outstanding net of deferred premiums, discounts and the fair value amount of the delivery commitment, if any (which represents the unrealized gains and losses from loans initially classified as mortgage loan commitments) as of the purchase (i.e., settlement) date. The Bank credits interest on mortgage loans to income as earned. The Bank amortizes or accretes the deferred amounts to interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Future prepayments of principal are not anticipated under this method. The Bank has the ability and intent to hold these mortgage loans until maturity.
     Allowance for Credit Losses. On January 1, 2020, the Bank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments. As of the balance sheet date, an allowance for expected credit losses is separately established, if necessary, for each of the Bank’s financial instruments carried at amortized cost, its available-for-sale securities and its off-balance sheet credit exposures. The allowance for credit losses is the amount necessary to reduce the amortized cost of financial instruments carried at amortized cost to the net amount expected to be collected and the amortized cost of available-for-sale securities to the higher of the security's fair value or the present value of the cash flows expected to be collected from the security. Accrued interest is recorded separately on the statement of condition. The allowance for credit losses excludes accrued interest receivable, as the Bank places financial assets on nonaccrual status and concurrently reverses any accrued but uncollected interest if the interest is deemed uncollectible. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 9 - Allowance for Credit Losses for information regarding the determination of the allowance for credit losses and the impact that the adoption of the new guidance had on the Bank's financial condition on January 1, 2020.
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At December 31, 2021 and 2020, cash payments received on non-accrual loans and recorded as a reduction of principal totaled $3,912,000 and $1,555,000, respectively. Government-guaranteed/insured loans are not placed on nonaccrual status.
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
As discussed in Note 2, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provides temporary relief from the accounting and reporting requirements for certain loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring ("TDR"). Eligible mortgage loans that are current under the modified terms of the loan agreements are returned to accrual status as long as the Bank expects repayment of the remaining contractual principal and interest. As of December 31, 2021, the Bank had entered into qualifying loan modifications on loans with an aggregate unpaid principal balance of $32,568,000. These loan modifications allowed the borrowers to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. In aggregate, the amounts deferred were insignificant.
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
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2021 and 2020, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $28,061,000 and $27,022,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1,352,000, $1,539,000 and $2,003,000 during the years ended December 31, 2021, 2020 and 2019, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software, certain costs incurred in developing computer software for internal use, and implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. As of December 31, 2021 and 2020, the Bank had $8,386,000 and $8,568,000, respectively, in unamortized computer software costs included in other assets. Total software costs charged to expense were $13,149,000, $9,585,000 and $8,313,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Included in these total software costs was amortization of $3,842,000, $2,322,000 and $2,097,000, respectively.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $1,902,000 and $2,882,000 at December 31, 2021 and 2020, respectively, and are recorded as a reduction in the balance of consolidated obligation bonds on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $1,871,000, $5,334,000 and $3,553,000 during the years ended December 31, 2021, 2020 and 2019, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $880,000, $3,948,000 and $4,716,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Bank has elected to apply the TDR relief provided by the CARES Act (as extended by the CAA). Accordingly, all modifications meeting the provisions of the CARES Act are excluded from TDR classification, accounting and disclosure. Loan modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification under the Bank’s existing accounting practices. The election to apply the TDR relief provisions of the CARES Act has not had a material impact on the Bank's financial condition, results of operations or disclosures.
Reference Rate Reform. On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity.
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

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
U.S. Treasury Bills	$2,249,587	$3,316,241
U.S. Treasury Notes	205,283	1,985,227
Total	$2,454,870	$5,301,468
Included in the table above are U.S. Treasury Bills that were purchased but which had not yet settled as of December 31, 2021 and 2020. The aggregate amounts due of $2,249,587,000 and $299,921,000, respectively, are included in other liabilities on the statement of condition at those dates.
Net gains (losses) on trading securities during the years ended December 31, 2021, 2020 and 2019 included changes in net unrealized holding gain (loss) of $(6,489,000), $8,729,000 and $11,528,000 for securities that were held on December 31, 2021, 2020 and 2019, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$414,267	$4,229	$460	$418,036
GSE obligations	4,471,107	78,983	4,412	4,545,678
Other	38,544	44	—	38,588
	4,923,918	83,256	4,872	5,002,302
GSE commercial MBS	10,123,054	165,783	3,107	10,285,730
Total	$15,046,972	$249,039	$7,979	$15,288,032
Available-for-sale securities as of December 31, 2020 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$437,351	$4,100	$—	$441,451
GSE obligations	4,950,604	84,538	3,209	5,031,933
Other	45,706	214	—	45,920
	5,433,661	88,852	3,209	5,519,304
GSE commercial MBS	11,181,740	103,934	17,216	11,268,458
Total	$16,615,401	$192,786	$20,425	$16,787,762
In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $59,393,000 and $62,056,000 at December 31, 2021 and 2020, respectively.
Other debentures are comprised of securities issued by the Private Export Funding Corporation. These debentures are fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures is guaranteed by an agency of the U.S. government.

The following table summarizes (dollars in thousands) the available-for-sale securities with unrealized losses as of December 31, 2021. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	$114,748	$460	$—	$—	$114,748	$460
GSE debentures	587,176	22	128,431	4,390	715,607	4,412
GSE commercial MBS	68,575	3,008	13,406	99	81,981	3,107
Total	$770,499	$3,490	$141,837	$4,489	$912,336	$7,979

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2021 and 2020 are presented below (in thousands).

	December 31, 2021		December 31, 2020
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$1,209,330	$1,209,339	$312,237	$313,167
Due after one year through five years	3,225,065	3,286,653	3,488,066	3,530,155
Due after five years through ten years	489,523	506,310	1,617,134	1,658,599
Due after ten years	—	—	16,224	17,383
	4,923,918	5,002,302	5,433,661	5,519,304
GSE commercial MBS	10,123,054	10,285,730	11,181,740	11,268,458
Total	$15,046,972	$15,288,032	$16,615,401	$16,787,762
Interest Rate Payment Terms. At December 31, 2021 and 2020, all of the Bank’s available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. During the year ended December 31, 2021, there were no sales of available-for-sale securities. During the year ended December 31, 2020, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $604,594,000. Proceeds from the sales totaled $605,423,000, resulting in realized gains of $829,000. During the year ended December 31, 2019, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $510,342,000. Proceeds from the sales totaled $511,194,000, resulting in realized gains of $852,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$2,372	$—	$2,372	$2	$—	$2,374
State housing agency obligations	74,919	—	74,919	89	—	75,008
	77,291	—	77,291	91	—	77,382
Mortgage-backed securities
GSE residential MBS	484,110	—	484,110	4,998	3	489,105
Non-agency residential MBS	36,639	4,485	32,154	8,249	538	39,865
	520,749	4,485	516,264	13,247	541	528,970
Total	$598,040	$4,485	$593,555	$13,338	$541	$606,352

Held-to-maturity securities as of December 31, 2020 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$4,119	$—	$4,119	$5	$—	$4,124
State housing agency obligations	109,698	—	109,698	228	438	109,488
	113,817	—	113,817	233	438	113,612
Mortgage-backed securities
GSE residential MBS	740,108	—	740,108	4,213	148	744,173
Non-agency residential MBS	49,703	6,402	43,301	8,476	932	50,845
	789,811	6,402	783,409	12,689	1,080	795,018
Total	$903,628	$6,402	$897,226	$12,922	$1,518	$908,630
In the tables above, amortized cost includes premiums, discounts and the credit portion of OTTI recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $146,000 and $235,000 at December 31, 2021 and 2020, respectively.

 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2021 and 2020 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2021			December 31, 2020
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$500	$500	$500	$—	$—	$—
Due after one year through five years	1,872	1,872	1,874	4,119	4,119	4,124
Due after five years through ten years	—	—	—	35,000	35,000	34,562
Due after ten years	74,919	74,919	75,008	74,698	74,698	74,926
	77,291	77,291	77,382	113,817	113,817	113,612
Mortgage-backed securities	520,749	516,264	528,970	789,811	783,409	795,018
Total	$598,040	$593,555	$606,352	$903,628	$897,226	$908,630

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $1,003,000 and $1,338,000 at December 31, 2021 and 2020, respectively.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2021 and 2020 (in thousands):

	2021	2020
Amortized cost of variable-rate held-to-maturity securities other than MBS	$77,291	$113,817
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	2	19
Collateralized mortgage obligations
Fixed-rate	—	11
Variable-rate	520,747	789,781
	520,749	789,811
Total	$598,040	$903,628
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2021 or 2020.
Sales of Securities. The Bank did not sell any held-to-maturity securities during the years ended December 31, 2021, 2020 or 2019.

Note 6—Advances
     Redemption Terms. At December 31, 2021 and 2020, the Bank had advances outstanding at interest rates ranging from 0.11 percent to 8.27 percent and from 0.06 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	2021		2020
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$6	0.20%
Due in one year or less	7,642,760	0.39	11,341,900	0.47
Due after one year through two years	1,028,212	1.84	1,123,710	1.98
Due after two years through three years	1,335,606	1.63	1,145,383	1.77
Due after three years through four years	1,649,603	0.80	1,310,258	1.67
Due after four years through five years	968,470	0.67	1,626,621	0.86
Due after five years through fifteen years	11,752,610	0.90	15,327,646	0.77
Due after fifteen years	35,061	2.35	39,425	2.48
Total par value	24,412,322	0.81%	31,914,949	0.79%
Deferred net prepayment fees	(5,897)		(7,168)
Commitment fees	(38)		(91)
Hedging adjustments	231,077		571,254
Total	$24,637,464		$32,478,944
Advances presented in the table above exclude accrued interest of $16,655,000 and $21,131,000 at December 31, 2021 and 2020, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance. At December 31, 2021 and 2020, the Bank had aggregate prepayable and callable advances totaling $5,279,719,000 and $8,688,158,000, respectively.
The following table summarizes advances outstanding at December 31, 2021 and 2020, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	2021	2020
Overdrawn demand deposit accounts	$—	$6
Due in one year or less	12,779,409	19,845,878
Due after one year through two years	1,001,667	1,037,233
Due after two years through three years	1,093,031	1,113,822
Due after three years through four years	1,004,319	966,200
Due after four years through five years	345,975	837,869
Due after five years	8,187,921	8,113,941
Total par value	$24,412,322	$31,914,949
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2021 and 2020, the Bank had putable advances outstanding totaling $7,345,800,000 and $7,495,800,000, respectively.

The following table summarizes advances at December 31, 2021 and 2020, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2021	2020
Overdrawn demand deposit accounts	$—	$6
Due in one year or less	14,878,560	18,172,700
Due after one year through two years	1,112,012	1,678,710
Due after two years through three years	1,291,606	1,229,183
Due after three years through four years	1,594,603	1,266,258
Due after four years through five years	968,470	1,571,621
Due after five years	4,567,071	7,996,471
Total par value	$24,412,322	$31,914,949
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, savings institutions and credit unions. At December 31, 2021, the Bank had advances of $3,148,133,000 outstanding to its largest borrower, American General Life Insurance Company, which represented approximately 12.9 percent of advances outstanding at that date. Interest income on advances to American General Life Insurance Company totaled $8,526,000 (7.1 percent of total interest income on advances) for the year ended December 31, 2021. Interest income on advances to Simmons Bank, the Bank's fifth largest borrower with total advances of $1,305,533,000 at December 31, 2021 (representing 5.3 percent of advances outstanding at that date), totaled $18,678,000 (15.6 percent of total interest income on advances) for the year ended December 31, 2021. No other borrower represented more than 10 percent of advances outstanding at December 31, 2021 or more than 10 percent of interest income on advances for the year ended December 31, 2021. No borrower represented more than 10 percent of advances outstanding at December 31, 2020 or more than 10 percent of interest income on advances for the year ended December 31, 2020. At December 31, 2019, the Bank had advances of $3,800,000,000 outstanding to its then largest borrower, Comerica Bank, which represented approximately 10.3 percent of advances outstanding at that date. Interest income on advances to Comerica Bank totaled $96,367,000 (10.6 percent of total interest income on advances) for the year ended December 31, 2019. No other borrower represented more than 10 percent of advances outstanding at December 31, 2019 or more than 10 percent of interest income on advances for the year ended December 31, 2019.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2021 and 2020 (in thousands):

	2021	2020
Fixed-rate
Due in one year or less	$7,582,790	$11,131,901
Due after one year	11,037,441	11,961,692
Total fixed-rate	18,620,231	23,093,593
Variable-rate
Due in one year or less	59,970	210,005
Due after one year	5,732,121	8,611,351
Total variable-rate	5,792,091	8,821,356
Total par value	$24,412,322	$31,914,949
At December 31, 2021 and 2020, 54 percent and 57 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2021, 2020 and 2019 were $15,059,000, $86,530,000 and $2,130,000, respectively. During the years ended December 31, 2021 and 2020, the Bank deferred $653,000 and $2,687,000 of the gross advance prepayment fees received during those years. None of the gross advance prepayment fees received during the year ended December 31, 2019 were deferred.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). Under the MPF program, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) during the period from 1998 to mid-2003. The Bank resumed acquiring conventional mortgage loans under this program in 2016. Since 2016, all of the acquired mortgage loans were originated by certain of the Bank's member institutions that participate in the MPF program ("Participating Financial Institutions" or “PFIs”) and the Bank acquired a 100 percent interest in such loans. For loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in these loans that was retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement. The following table presents information as of December 31, 2021 and 2020 for mortgage loans held for portfolio (in thousands):

	2021	2020
Fixed-rate medium-term* single-family mortgages	$124,532	$98,957
Fixed-rate long-term single-family mortgages	3,298,356	3,252,276
Premiums	66,643	66,008
Discounts	(1,324)	(1,267)
Deferred net derivative gains associated with mortgage delivery commitments	6,182	10,637
Total mortgage loans held for portfolio	3,494,389	3,426,611
Less: allowance for credit losses on mortgage loans	(3,124)	(3,925)
Total mortgage loans held for portfolio, net of allowance for credit losses	$3,491,265	$3,422,686
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $14,345,000 and $16,765,000 at December 31, 2021 and 2020, respectively.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2021 and 2020 was comprised of conventional loans totaling $3,414,463,000 and $3,340,535,000, respectively, and government-guaranteed/insured loans totaling $8,425,000 and $10,698,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2021, 2020 and 2019, mortgage loan interest income was reduced by CE fees totaling $1,858,000, $2,363,000 and $2,134,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2021, 2020 and 2019, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $26,000, $5,000 and $6,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Advances	$16,655	$21,131
Investment securities
Trading	962	6,078
Available-for-sale	59,393	62,056
Held-to-maturity	146	235
Mortgage loans held for portfolio	14,345	16,765
Interest-bearing deposits	56	51
Securities purchased under agreements to resell	15	3
Federal funds sold	9	3
Total	$91,581	$106,322

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities sold under agreements to repurchase. These investments provide short-term liquidity and are carried at amortized cost. At December 31, 2021, all investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell were repaid according to the contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at December 31, 2021.
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
At December 31, 2021, the gross unrealized losses on the Bank’s available-for-sale securities were $7,979,000, of which $7,519,000 related to securities that are issued and guaranteed by GSEs and $460,000 related to securities that are guaranteed by the U.S. government. At December 31, 2021, the gross unrealized losses on the Bank’s held-to-maturity securities (computed as the difference between the amortized cost and the fair value of the securities) were $859,000, of which $856,000 were attributable to its holdings of non-agency (i.e., private label) residential MBS ("RMBS") and $3,000 were attributable to securities that are issued and guaranteed by GSEs.
Government-Guaranteed and GSE Investments. As of December 31, 2021, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE commercial MBS ("CMBS") and GSE RMBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through December 31, 2021, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in August 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at December 31, 2021 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank's amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its U.S. government-guaranteed and GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at December 31, 2021.
State Housing Agency Debenture. As of December 31, 2021, the state housing agency bond owned by the Bank was rated triple-A by both Moody's and S&P. The Bank has not experienced any defaults on this debenture, nor does it expect the debenture to default in the future. Based upon the Bank's assessment of the creditworthiness of the state housing agency and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on the state housing agency debenture will not be less than the amortized cost basis of this investment. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its amortized cost basis, the Bank does not consider an allowance for credit losses on its state housing agency debenture to be necessary at December 31, 2021.
Non-Agency RMBS. As of December 31, 2021, 5 of the Bank's non-agency RMBS with an aggregate amortized cost of $7,539,000 were rated investment grade (i.e., triple-B or higher by Moody's and/or S&P), 16 non-agency RMBS with an aggregate amortized cost of $29,059,000 were rated below investment grade and 1 non-agency RMBS with an amortized cost of $41,000 was unrated. In periods prior to 2017, 15 of the non-agency RMBS that were rated below investment grade at December 31, 2021 had been determined to be other-than-temporarily impaired. At December 31, 2021 and 2020, the amortized cost of the Bank's non-agency RMBS included credit losses of $5,991,000 and $6,293,000, respectively, on these previously impaired securities.
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
At December 31, 2021, the Bank considered the potential impact that current economic and housing market conditions could have on the collectibility of these securities to determine whether it expected to incur any additional credit losses. Based on the payment status of the securities and the considerations regarding the potential impact that recent changes in economic and housing market conditions could have on the securities' cash flows, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, no allowance for credit losses on the Bank's non-agency RMBS was deemed to be necessary at December 31, 2021.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at December 31, 2021.
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
    Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2021 included all FDIC-insured institutions with average total assets as of December 31, 2020, 2019 and 2018 of less than $1.239 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. The Bank has procedures in place for validating the reasonableness of its collateral valuations. In addition, collateral verifications and on-site reviews are performed based on the risk profile of the borrower.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2021 or 2020.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2021 and 2020, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2021 and 2020, the Bank did not have any advances that were past due or on nonaccrual status. There have been no troubled debt restructurings related to advances.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at December 31, 2021 and 2020 (dollars in thousands).

	December 31, 2021
	Conventional Loans Originated Prior to 2017	Conventional Loans Originated in 2017-2021	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$605	$30,597	$31,202	$316	$31,518
60-89 days delinquent	417	3,622	4,039	64	4,103
90 days or more delinquent	1,005	34,907	35,912	124	36,036
Total past due	2,027	69,126	71,153	504	71,657
Total current loans	23,797	3,390,984	3,414,781	7,951	3,422,732
Total mortgage loans	$25,824	$3,460,110	$3,485,934	$8,455	$3,494,389

	December 31, 2020
	Conventional Loans Originated Prior to 2004	Conventional Loans Originated in 2016-2020	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$113	$26,500	$26,613	$459	$27,072
60-89 days delinquent	21	10,693	10,714	49	10,763
90 days or more delinquent	274	97,085	97,359	239	97,598
Total past due	408	134,278	134,686	747	135,433
Total current loans	7,746	3,273,438	3,281,184	9,994	3,291,178
Total mortgage loans	$8,154	$3,407,716	$3,415,870	$10,741	$3,426,611

_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

	December 31, 2021			December 31, 2020
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$1,226	$108	$1,334	$1,381	$64	$1,445
Serious delinquency rate (2)	1.0%	1.5%	1.0%	2.9%	2.2%	2.8%
Past due 90 days or more and still accruing interest (3)	$—	$124	$124	$—	$239	$239
Nonaccrual loans (4)	$51,318	$—	$51,318	$117,958	$—	$117,958
Troubled debt restructurings	$1,066	$—	$1,066	$—	$—	$—
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at December 31, 2021.
As of December 31, 2021, approximately $11,759,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $632,000 were 30 to 59 days past due, $1,761,000 were 60 to 89 days past due, and $9,366,000 were 90 days or more past due and in nonaccrual status. As of December 31, 2020, approximately $90,354,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $6,615,000 were 30 to 59 days past due, $6,724,000 were 60 to 89 days past due, and $77,015,000 were 90 days or more past due and in nonaccrual status. The Bank did not have any real estate owned at December 31, 2021. At December 31, 2020, the Bank’s other assets included $300,000 of real estate owned.
The Bank individually reviews each seriously delinquent mortgage loan and each TDR for credit losses. At December 31, 2021 and 2020, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at December 31, 2021 was $3,124,000.

The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$3,925	$1,149	$493
Adjustment to initially apply new credit loss accounting guidance	—	2,191	—
Provision (reversal) for credit losses	(801)	585	656
Balance, end of year	$3,124	$3,925	$1,149

Note 10—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate, or a stepped fixed rate schedule, that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 0.02 percent, 0.29 percent and 2.05 percent during 2021, 2020 and 2019, respectively. None of the deposits are federally insured. For additional information regarding other interest-bearing deposits, see Note 14.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Interest-bearing
Demand and overnight	$1,529,237	$1,532,029
Term	60,931	51,071
Non-interest bearing (other)	20	20
Total deposits	$1,590,188	$1,583,120

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
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $653 billion and $747 billion at December 31, 2021 and 2020, respectively. The Bank was the primary obligor on approximately $55.8 billion and $59.2 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
     General Terms. Consolidated obligation bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets such as SOFR or the federal funds rate. In years prior to 2021, the Bank issued from time to time variable-rate bonds that were indexed to LIBOR. From July 1, 2020 through December 31, 2021, the Bank was prohibited from issuing LIBOR-indexed bonds which matured after December 31, 2021. On and after January 1, 2022, the Bank is prohibited from issuing any LIBOR-indexed bonds. To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into interest rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2021 and 2020 (in thousands, at par value).

	2021	2020
Fixed-rate	$30,004,790	$11,492,355
Variable-rate
SOFR-indexed	9,946,625	24,419,625
LIBOR-indexed	—	1,000,000
Step-up	4,822,000	75,000
Total par value	$44,773,415	$36,986,980
At December 31, 2021 and 2020, 69 percent and 40 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2021 and 2020, by contractual maturity (dollars in thousands):

	2021		2020
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$19,906,725	0.28%	$21,392,110	0.37%
Due after one year through two years	2,071,195	1.64	12,236,725	0.46
Due after two years through three years	5,156,770	0.64	1,419,695	2.25
Due after three years through four years	2,325,975	0.77	799,975	1.99
Due after four years through five years	8,646,750	0.82	513,475	1.44
Due after five years	6,666,000	1.21	625,000	1.74
Total par value	44,773,415	0.65%	36,986,980	0.55%
Premiums	16,405		620
Discounts	(419)		(366)
Debt issuance costs	(1,902)		(2,882)
Hedging adjustments	(273,279)		128,369
Total	$44,514,220		$37,112,721
At December 31, 2021 and 2020, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2021	2020
Non-callable bonds	$22,068,620	$34,861,980
Callable bonds	22,704,795	2,125,000
Total par value	$44,773,415	$36,986,980
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2021 and 2020, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2021	2020
Due in one year or less	$41,026,520	$23,302,110
Due after one year through two years	2,911,695	11,751,725
Due after two years through three years	524,975	1,374,695
Due after three years through four years	98,475	459,975
Due after four years through five years	186,750	98,475
Due after five years	25,000	—
Total par value	$44,773,415	$36,986,980
     Discount Notes. At December 31, 2021 and 2020, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2021	$11,003,026	$11,004,433	0.04%
December 31, 2020	$22,171,296	$22,175,690	0.09%

Note 12—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings before the contribution. There was no shortfall during the years ended December 31, 2021, 2020 or 2019. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2021, 2020 or 2019.
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
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Balance, beginning of year	$63,153	$57,247	$44,358
AHP assessment	18,266	22,087	25,272
Grants funded, net of recaptured amounts	(21,286)	(16,181)	(12,383)
Balance, end of year	$60,133	$63,153	$57,247
Note 13—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2021 or 2020.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2021 and 2020 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2021

Assets

Derivatives
Bilateral derivatives	$22,346	$(15,270)	$7,076	$(3,834)	(2)	$3,242
Cleared derivatives	2,853	(2,852)	1	—		1
Total derivatives	25,199	(18,122)	7,077	(3,834)		3,243
Securities purchased under agreements to resell	10,650,000	—	10,650,000	(10,650,000)		—

Total assets	$10,675,199	$(18,122)	$10,657,077	$(10,653,834)		$3,243

Liabilities

Derivatives
Bilateral derivatives	$474,106	$(464,683)	$9,423	$—		$9,423
Cleared derivatives	6,200	(1,667)	4,533	(4,533)	(3)	—

Total liabilities	$480,306	$(466,350)	$13,956	$(4,533)		$9,423

December 31, 2020

Assets

Derivatives
Bilateral derivatives	$31,103	$(23,128)	$7,975	$(7,550)	(2)	$425
Cleared derivatives	6,866	(6,866)	—	—		—
Total derivatives	37,969	(29,994)	7,975	(7,550)		425
Securities purchased under agreements to resell	1,000,000	—	1,000,000	(1,000,000)		—

Total assets	$1,037,969	$(29,994)	$1,007,975	$(1,007,550)		$425

Liabilities

Derivatives
Bilateral derivatives	$490,387	$(478,935)	$11,452	$—		$11,452
Cleared derivatives	20,472	(6,875)	13,597	(13,597)	(3)	—

Total liabilities	$510,859	$(485,810)	$25,049	$(13,597)		$11,452

_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties.
(3)    Consists of securities pledged by the Bank. In addition to the amounts needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $525,063,000 and $723,903,000 at December 31, 2021 and 2020, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
A substantial portion of the Bank’s held-to-maturity securities are variable-rate MBS that include caps that would limit the variable-rate coupons if short-term interest rates rise dramatically. To hedge a portion of the potential cap risk embedded in these securities, the Bank entered into interest rate cap agreements, the last of which matured during the year ended December 31, 2021. These derivatives were treated as economic hedges.
All of the Bank's available-for-sale securities are fixed-rate agency and other highly rated debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges.
 The Bank's trading securities include fixed-rate and, at times, variable-rate U.S. Treasury Notes. To convert some of its fixed-rate U.S. Treasury Notes to a short-term floating rate, the Bank has, at times, entered into fixed-for-floating interest rate exchange agreements that were primarily indexed to the overnight index swap ("OIS") rate. These derivatives were treated as economic hedges.
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
To manage the interest rate risk of certain of its consolidated obligations, the Bank will match the cash outflow on a consolidated obligation with the cash inflow of an interest rate exchange agreement. With issuances of fixed-rate consolidated obligation bonds, the Bank typically enters into a matching interest rate exchange agreement in which the counterparty pays fixed cash flows to the Bank that are designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. In this transaction, the Bank pays a variable cash flow that more closely matches the interest payments it receives on short-term or variable-rate assets. These transactions are treated as fair value hedges. On occasion, the Bank enters into fixed-for-floating interest rate exchange agreements to hedge the interest rate risk associated with certain of its consolidated obligation discount notes. The derivatives associated with the Bank’s fair value discount note hedging are indexed to the OIS rate and are treated as economic hedges.
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
     Intermediation — The Bank offers interest rate exchange agreements to its members to assist them in meeting their hedging needs. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. All interest rate exchange agreements related to the Bank’s intermediary activities with its members are accounted for as economic hedges.
      Other — From time to time, the Bank may enter into derivatives to hedge risks to its earnings that are not directly linked to specific assets, liabilities or forecasted transactions. These derivatives are treated as economic hedges.
Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at December 31, 2021 and 2020 (in thousands).

	December 31, 2021			December 31, 2020
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$9,806,989	$104	$212,533	$13,040,960	$80	$460,394
Available-for-sale securities (1)	14,398,278	2,028	10,502	15,190,599	4,536	36,737
Consolidated obligation bonds (1)	24,112,140	9,495	253,444	4,642,925	17,405	1,534
Consolidated obligation discount notes (2)	1,066,000	6	132	1,066,000	—	1,057
Total derivatives designated as hedging instruments	49,383,407	11,633	476,611	33,940,484	22,021	499,722
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	265,000	—	2,044	380,000	1	7,580
Available-for-sale securities	3,081	—	1	3,126	—	3
Mortgage loans held for portfolio	265,000	22	28	318,350	174	240
Consolidated obligation discount notes	900,000	—	20	—	—	—
Trading securities	—	—	—	1,150,000	5	17
Intermediary transactions	91,672	3,834	1,320	126,362	7,410	2,799
Other	1,425,000	262	229	1,425,000	841	497
Interest rate swaptions related to mortgage loans held for portfolio	600,000	9,448	—	1,280,000	7,376	—
Mortgage delivery commitments	33,217	—	53	21,569	140	—
Interest rate caps
Held-to-maturity securities	—	—	—	250,000	—	—
Intermediary transactions	80,000	—	—	80,000	1	1
Total derivatives not designated as hedging instruments	3,662,970	13,566	3,695	5,034,407	15,948	11,137
Total derivatives before collateral and netting adjustments	$53,046,377	25,199	480,306	$38,974,891	37,969	510,859
Cash collateral and related accrued interest		(3,350)	(452,763)		(9,798)	(465,606)
Cash received or remitted in excess of variation margin requirements		2	1,187		8	—
Netting adjustments		(14,774)	(14,774)		(20,204)	(20,204)
Total collateral and netting adjustments(3)		(18,122)	(466,350)		(29,994)	(485,810)
Net derivative balances reported in statements of condition		$7,077	$13,956		$7,975	$25,049
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Year Ended December 31, 2021

Total amount of the financial statement line item	$119,754	$151,684	$(70,916)	$(29,635)	$135,510

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$235,243	$473,271	$(200,839)	$—	$—
Hedged items	(335,583)	(749,714)	401,649	—	—
Net gains (losses) on fair value hedging relationships	$(100,340)	$(276,443)	$200,810	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(22,345)	$22,345
Recognized in OCI	—	—	—	—	42,418
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(22,345)	$64,763

Year Ended December 31, 2020

Total amount of the financial statement line item	$349,082	$219,190	$(277,347)	$(198,890)	$(51,789)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(511,580)	$(1,169,111)	$172,126	$—	$—
Hedged items	458,018	952,729	(62,690)	—	—
Net gains (losses) on fair value hedging relationships	$(53,562)	$(216,382)	$109,436	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(14,627)	$14,627
Recognized in OCI	—	—	—	—	(96,035)
Net losses on cash flow hedging relationships	$—	$—	$—	$(14,627)	$(81,408)

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Year Ended December 31, 2019

Total amount of the financial statement line item	$906,671	$465,023	$(711,240)	$(780,165)	$(28,952)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(122,094)	$(760,621)	$212,198	$—	$—
Hedged items	170,055	796,381	(245,307)	—	—
Net gains (losses) on fair value hedging relationships	$47,961	$35,760	$(33,109)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$1,829	$(1,829)
Recognized in OCI	—	—	—	—	(54,777)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$1,829	$(56,606)
For the years ended December 31, 2021, 2020 and 2019, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At December 31, 2021, $18,556,000 of deferred net losses on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 8.1 years.
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of December 31, 2021 and 2020 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
December 31, 2021
Advances	$10,065,117	$226,159	$4,918	$231,077
Available-for-sale securities	15,046,972	532,869	(1,441)	531,428
Consolidated obligation bonds	(24,017,958)	273,936	(657)	273,279

December 31, 2020
Advances	13,621,492	567,408	3,846	571,254
Available-for-sale securities	16,615,401	1,296,845	(980)	1,295,865
Consolidated obligation bonds	(5,244,262)	(127,192)	(1,178)	(128,370)
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.

The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Gain (Loss) Recognized in Other Income (Loss) for the Year Ended December 31,
	2021	2020	2019
Derivatives not designated as hedging instruments
Interest rate swaps	$(10,256)	$19,224	$28,408
Net interest income (expense) on interest rate swaps	5,542	(20,682)	(3,414)
Interest rate swaptions	5,307	(4,524)	(2,728)
Interest rate caps	—	—	86
Mortgage delivery commitments	(1,848)	8,507	2,097
Total net gain (loss) related to derivatives not designated as hedging instruments	(1,255)	2,525	24,449
Price alignment amount on variation margin for daily settled derivative contracts(1)	3	362	238
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$(1,252)	$2,887	$24,687
________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.
Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. Approximately 42 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of December 31, 2021, the notional balance of cleared transactions outstanding totaled $22.5 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of December 31, 2021, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $30.4 billion and $0.1 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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
On April 19, 2021, the Bank implemented an amendment to its Capital Plan. The amended Capital Plan provides for the imposition of an activity-based investment requirement ranging from 0.10 percent to 2.00 percent of members' outstanding letters of credit (the "LC Percentage"), as specified from time to time by the Bank's Board of Directors. The Board of Directors has established an LC Percentage of 0.10 percent which applies only to letters of credit that are issued or renewed on and after April 19, 2021. The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose include amendments that extend the expiration date of the letter of credit.
Members and institutions that acquire members must comply with the activity-based investment requirements for as long as the relevant activity remains outstanding. The Bank’s Board of Directors has the authority to adjust these requirements periodically within the ranges established in the Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized.
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
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from April 19, 2021 through December 31, 2021 and (2) had a maturity of 32 days or greater. For advances that were funded on or prior to April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. On December 8, 2021, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2021 to December 31, 2022. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement can be applied is $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during the period from April 1, 2020 through December 31, 2022.
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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during 2021, 2020 and 2019, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For the repurchases that occurred during 2021 and on December 30, 2020, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). For the other repurchases that occurred during 2020 and the repurchases that occurred during 2019, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). During the years ended December 31, 2021, 2020 and 2019, the Bank repurchased surplus stock totaling $153,087,000, $471,326,000 and $739,733,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2021, 2020 and 2019, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $7,049,000, $53,992,000 and $2,296,000, respectively.
The following table presents total excess stock at December 31, 2021 and 2020 (in thousands).

	2021	2020
Excess stock
Capital stock	$843,114	$519,870
Mandatorily redeemable capital stock	2,172	9,025
Total	$845,286	$528,895
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2021 or 2020. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.

At all times during the three years ended December 31, 2021, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$757,555	$3,757,578	$1,006,191	$3,523,489
Total capital	$2,539,535	$3,757,578	$2,596,501	$3,523,489
Total capital-to-assets ratio	4.00%	5.92%	4.00%	5.43%
Leverage capital	$3,174,419	$5,636,367	$3,245,626	$5,285,234
Leverage capital-to-assets ratio	5.00%	8.88%	5.00%	8.14%
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
At December 31, 2021, the Bank had $6,657,000 in outstanding capital stock subject to mandatory redemption held by 3 institutions. As of December 31, 2020, the Bank had $13,864,000 in outstanding capital stock subject to mandatory redemption held by 6 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2021, 2020 and 2019, dividends on mandatorily redeemable capital stock in the amount of $17,000, $83,000 and $189,000, respectively, were recorded as interest expense in the statements of income.
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
The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2021 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2022	$135
2023	6,228
2024	176
2025	77
2026	41
Total	$6,657
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2021, 2020 and 2019 (in thousands).

Balance, January 1, 2019	$6,979
Capital stock that became subject to mandatory redemption during the year	2,326
Redemption/repurchase of mandatorily redeemable capital stock	(2,391)
Stock dividends classified as mandatorily redeemable	226
Balance, December 31, 2019	7,140
Capital stock that became subject to mandatory redemption during the year	61,032
Redemption/repurchase of mandatorily redeemable capital stock	(54,615)
Stock dividends classified as mandatorily redeemable	307
Balance, December 31, 2020	13,864
Capital stock that became subject to mandatory redemption during the year	40
Redemption/repurchase of mandatorily redeemable capital stock	(7,294)
Mandatorily redeemable capital stock issued during the year	22
Stock dividends classified as mandatorily redeemable	25
Balance, December 31, 2021	$6,657
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

The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2021, 2020 and 2019:

	2021	2020	2019
Number of institutions, beginning of year	6	6	8
Due to mergers and acquisitions	—	2	2
Due to liquidation	1	—	—
Terminations completed during the year	(4)	(2)	(4)
Number of institutions, end of year	3	6	6
The Bank did not receive any stock redemption notices in 2021, 2020 or 2019.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2020. The Bank's contributions for the year ended December 31, 2019 did not represent more than 5 percent of the total contributions to the plan for the plan year ended June 30, 2020.
The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2021		2020		2019
Net pension cost charged to compensation and benefit expense for the year ended December 31	$7,677		$18,675		$5,200
Pentegra DB Plan funded status as of July 1	129.6%	(a)	108.5%	(b)	108.6%
Bank's funded status as of July 1	123.5%		90.1%		94.8%
____________
(a)    The Pentegra DB Plan's funded status as of July 1, 2021 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2021 through March 15, 2022. Contributions made during the period from July 1, 2021 through March 15, 2022 and designated for the plan year ended June 30, 2021 will be included in the final valuation as of July 1, 2021. The final funded status as of July 1, 2021 will not be available until the Form 5500 for the plan year July 1, 2021 through June 30, 2022 is filed (this Form 5500 is due to be filed no later than April 2023).
(b)    The Pentegra DB Plan's funded status as of July 1, 2020 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2020 through March 15, 2021. Contributions made during the period from July 1, 2020 through March 15, 2021 and designated for the plan year ended June 30, 2020 will be included in the final valuation as of July 1, 2020. The final funded status as of July 1, 2020 will not be available until the Form 5500 for the plan year July 1, 2020 through June 30, 2021 is filed (this Form 5500 is due to be filed no later than April 2022).
Substantially all employees are eligible to participate in the FHLBank of Dallas 401(k) Retirement Plan (the "FHLB Dallas DC Plan"), a tax-qualified defined contribution plan. The Bank’s contributions to the FHLB Dallas DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2021, 2020 and 2019, the Bank contributed $1,911,000, $1,747,000 and $1,651,000, respectively, to this plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $10,334,000 and $8,445,000 at December 31, 2021 and 2020, respectively. Compensation and benefits expense includes accrued earnings (or losses) on deferred employee compensation and Bank contributions totaling $1,382,000, $1,100,000 and $1,136,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (or losses) on those deferrals, was $3,585,000 and $3,942,000 at December 31, 2021 and 2020, respectively. Other operating expense includes accrued earnings on deferred director compensation totaling $296,000, $320,000 and $343,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “SERP”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the SERP was established. Each participant’s benefit under the SERP consists of contributions that were made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the SERP. Contributions to the SERP are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation or current intention to make future contributions to the SERP. The Bank’s accrued liability under this plan was $2,828,000 and $3,396,000 at December 31, 2021 and 2020, respectively. The Bank did not make any contributions to the SERP during the years ended December 31, 2021, 2020 or 2019.
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

The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Change in APBO
APBO at beginning of year	$756	$636
Service cost	41	40
Interest cost	12	18
Actuarial loss (gain)	(201)	87
Participant contributions	150	136
Benefits paid	(183)	(161)
APBO at end of year	575	756
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid by the Bank	33	25
Participant contributions	150	136
Benefits paid	(183)	(161)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(575)	$(756)

Amounts recognized in AOCI at December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Net actuarial gain	$1,082	$972
Prior service cost	(48)	(69)
	$1,034	$903

The amounts in AOCI include $20,000 of prior service cost and $77,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit credit in 2022.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 5.4 percent for 2022. For 2021, 2020 and 2019, gross health care cost trend rates of 7.5 percent, 5.2 percent and 5.5 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.15 percent per year to a final rate of 4.4 percent in 2029 and thereafter. To compute the APBO at December 31, 2021 and 2020, weighted average discount rates of 2.95 percent and 2.61 percent were used. Weighted average discount rates of 2.61 percent, 3.34 percent and 4.10 percent were used to compute the net periodic benefit cost (credit) for 2021, 2020 and 2019, respectively.
Components of net periodic benefit cost (credit) for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Service cost	$41	$40	$27
Interest cost	12	18	23
Amortization of prior service cost	21	20	20
Amortization of net actuarial gain	(91)	(80)	(94)
Net periodic benefit credit	$(17)	$(2)	$(24)

The Bank reports the service cost component of its net periodic postretirement benefit cost (credit) in compensation and benefits expense and the other components of net periodic postretirement benefit cost (credit) in "other, net" in the other income (loss) section of the statement of income.
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization of prior service cost included in net periodic benefit cost	$21	$20	$20
Actuarial gain (loss)	201	(87)	(152)
Amortization of net actuarial gain included in net periodic benefit cost	(91)	(80)	(94)
Total changes in benefit obligations recognized in other comprehensive income	$131	$(147)	$(226)
A 1 percent increase or decrease in the health care cost trend rate would have had an insignificant effect on the APBO at December 31, 2021 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2021.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2022	$79
2023	49
2024	27
2025	38
2026	25
2027-2031	43
$261

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

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the years ended December 31, 2021 and 2020, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2021 and 2020. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of December 31, 2021 and 2020, three vendor prices were received for substantially all of the Bank's trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2021 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$542,801	$542,801	$542,801	$—		$—		$—
Interest-bearing deposits	885,745	885,745	—	885,745		—		—
Securities purchased under agreements to resell	10,650,000	10,650,000	—	10,650,000		—		—
Federal funds sold	4,781,000	4,781,000	—	4,781,000		—		—
Trading securities (1)	2,454,870	2,454,870	—	2,454,870		—		—
Available-for-sale securities (1)	15,288,032	15,288,032	—	15,288,032		—		—
Held-to-maturity securities	593,555	606,352	—	566,487	(2)	39,865	(3)	—
Advances	24,637,464	24,670,292	—	24,670,292		—		—
Mortgage loans held for portfolio, net	3,491,265	3,505,042	—	3,505,042		—		—
Accrued interest receivable	91,581	91,581	—	91,581		—		—
Derivative assets (1)	7,077	7,077	—	25,199		—		(18,122)
Other assets held at fair value (1)	17,574	17,574	17,574	—		—		—

Liabilities:
Deposits	1,590,188	1,590,187	—	1,590,187		—		—
Consolidated obligations
Discount notes	11,003,026	11,000,139	—	11,000,139		—		—
Bonds	44,514,220	44,487,511	—	44,487,511		—		—
Mandatorily redeemable capital stock	6,657	6,657	6,657	—		—		—
Accrued interest payable	73,038	73,038	—	73,038		—		—
Derivative liabilities (1)	13,956	13,956	—	480,306		—		(466,350)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of December 31, 2021.
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

Note 18—Commitments and Contingencies
     Joint and several liability. As described in Note 11, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2021 and 2020, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $597 billion and $688 billion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other

FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
Other commitments and contingencies. At December 31, 2021 and 2020, the Bank had commitments to make additional advances totaling approximately $22,042,000 and $7,161,000, respectively. At December 31, 2021, all of the outstanding commitments to make additional advances expire in 2022.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $21,652,978,000 and $22,402,688,000 at December 31, 2021 and 2020, respectively. At December 31, 2021, outstanding letters of credit had original terms of up to 15 years with a final expiration in 2035. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $4,970,000 and $5,621,000 at December 31, 2021 and 2020, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2021 and 2020, the Bank had outstanding standby bond purchase agreements totaling $914,041,000 and $709,300,000, respectively. At December 31, 2021, standby bond purchase agreements totaling $165,299,000, $210,622,000, $46,840,000, $239,825,000 and $251,455,000 expire in 2022, 2023, 2024, 2025 and 2026, respectively. The Bank was not required to purchase any bonds under these agreements during the years ended December 31, 2021 or 2020.
At December 31, 2021 and 2020, the Bank had commitments to purchase conventional mortgage loans totaling $33,217,000 and $21,569,000, respectively, from certain of its PFIs.
At December 31, 2021, the Bank had commitments to issue $350,000,000 (par value) of consolidated obligation bonds, all of which were hedged with interest rate swaps. The Bank did not have any commitments to issue consolidated obligation discount notes at December 31, 2021. At December 31, 2020, the Bank had commitments to issue $521,760,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation bonds at December 31, 2020.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2021 and 2020, the Bank had pledged cash collateral of $456,491,000 and $466,068,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2021 and 2020, the Bank had pledged securities with carrying values (and fair values) of $529,596,000 and $737,500,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.

During the years ended December 31, 2021, 2020 and 2019, the Bank charged to operating expenses net rental costs of approximately $390,000, $388,000 and $360,000, respectively. Future minimum rentals at December 31, 2021 were as follows (in thousands):

Year	Premises	Equipment	Total
2022	$477	$4	$481
2023	425	—	425
2024	438	—	438
2025	258	—	258
2026	259	—	259
Thereafter	921	—	921
Total	$2,778	$4	$2,782
Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2021 were as follows (in thousands):

Year	Total
2022	$1,652
2023	1,358
2024	1,116
Total	$4,126
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 12, 13 and 16.

Note 19 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2021, nine of the Bank’s directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
Substantially all of the Bank’s advances are made to its shareholders (while eligible to borrow from the Bank, housing associates are not required or allowed to hold capital stock). In addition, substantially all of its mortgage loans held for portfolio were purchased from certain of its shareholders. The Bank maintains demand deposit accounts for shareholders primarily as an investment alternative for their excess cash and to facilitate settlement activities that are directly related to advances. As an additional service to members, the Bank also offers term deposit accounts. Further, the Bank offers interest rate exchange agreements to its members. Periodically, the Bank may sell (or purchase) federal funds to (or from) shareholders and/or their affiliates. These transactions are executed on terms that are the same as those with other eligible third-party market participants, except that the Bank’s underwriting guidelines specify a lower minimum threshold for the amount of capital that members must have to be an eligible federal funds counterparty than non-members. The Bank has never held any direct equity investments in its shareholders or their affiliates.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2021, 2020 or 2019.

All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2021 and 2020, advances outstanding to Directors’ Financial Institutions aggregated $495,278,000 and $1,108,011,000, respectively, representing 2.0 percent and 3.5 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from Directors’ Financial Institutions during the years ended December 31, 2021, 2020 or 2019. As of December 31, 2021 and 2020, capital stock outstanding to Directors’ Financial Institutions aggregated $40,598,000 and $51,313,000, respectively, representing 1.8 percent and 2.4 percent of the Bank’s outstanding capital stock at each of those dates. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 20 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. The Bank did not loan any short-term federal funds to other FLHBanks during the years ended December 31, 2021 or 2020. During the year ended December 31, 2019, interest income on loans to other FHLBanks totaled $20,000; this amount is reported as interest income from federal funds sold in the statement of income. The following table summarizes the Bank's loans to other FHLBanks during the year ended December 31, 2019 (in thousands).

Year Ended December 31, 2019
Balance at January 1, 2019	$—
Loans made to FHLBank of Boston	300,000
Collections from FHLBank of Boston	(300,000)
Balance at December 31, 2019	$—
During the years ended December 31, 2021, 2020 and 2019, interest expense on borrowings from other FHLBanks totaled $77, $506 and $109,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Year Ended December 31,
	2021	2020	2019
Balance at January 1,	$—	$—	$—
Borrowings from:
FHLBank of Boston	—	—	150,000
FHLBank of San Francisco	—	—	400,000
FHLBank of Indianapolis	40,000	40,000	40,000
FHLBank of New York	—	—	250,000
Repayments to:
FHLBank of Boston	—	—	(150,000)
FHLBank of San Francisco	—	—	(400,000)
FHLBank of Indianapolis	(40,000)	(40,000)	(40,000)
FHLBank of New York	—	—	(250,000)
Balance at December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2021, 2020 or 2019. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2021, 2020 or 2019.

Note 21 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2021
Balance at January 1, 2021	$172,361	$(119,602)	$(6,402)	$903	$47,260
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	22,345	—	—	22,345
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(70)	(70)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	68,699	—	—	—	68,699
Unrealized gains on cash flow hedges	—	42,418	—	—	42,418
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,917	—	1,917
Actuarial gain	—	—	—	201	201
Total other comprehensive income	68,699	64,763	1,917	131	135,510
Balance at December 31, 2021	$241,060	$(54,839)	$(4,485)	$1,034	$182,770

Year ended December 31, 2020
Balance at January 1, 2020	$144,833	$(38,194)	$(8,640)	$1,050	$99,049
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(829)	—	—	—	(829)
Losses on cash flow hedges included in interest expense	—	14,627	—	—	14,627
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(60)	(60)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	28,357	—	—	—	28,357
Unrealized losses on cash flow hedges	—	(96,035)	—	—	(96,035)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,238	—	2,238
Actuarial loss	—	—	—	(87)	(87)
Total other comprehensive income (loss)	27,528	(81,408)	2,238	(147)	(51,789)
Balance at December 31, 2020	$172,361	$(119,602)	$(6,402)	$903	$47,260

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2019
Balance at January 1, 2019	$118,980	$18,412	$(10,667)	$1,276	$128,001
Reclassifications from AOCI to net income
Net realized gains on sales of available-for-sale securities included in net income	(852)	—	—	—	(852)
Gains on cash flow hedges included in interest expense	—	(1,829)	—	—	(1,829)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(74)	(74)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	26,705	—	—	—	26,705
Unrealized losses on cash flow hedges	—	(54,777)	—	—	(54,777)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,027	—	2,027
Actuarial loss	—	—	—	(152)	(152)
Total other comprehensive income (loss)	25,853	(56,606)	2,027	(226)	(28,952)
Balance at December 31, 2019	$144,833	$(38,194)	$(8,640)	$1,050	$99,049

(1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

EXHIBIT INDEX

Exhibit
3.1	Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 22, 2016).*

4.1	Capital Plan of the Registrant, as amended and revised on June 17, 2021 and approved by the Federal Housing Finance Agency on November 9, 2021.

4.2	Description of Registrant's Securities.

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

Exhibit

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

10.23	2022 Executive Incentive Plan.

Exhibit

10.24
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