Form 10-Q
period 2022-09-30
Federal Home Loan Bank of Dallas
filed 2022-11-10
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At November 4, 2022, the registrant had outstanding 37,540,061 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$70,520	$542,801
Interest-bearing deposits (Notes 8 and 9)	1,820,227	885,745
Securities purchased under agreements to resell (Notes 8, 9 and 12)	14,600,000	10,650,000
Federal funds sold (Notes 8 and 9)	9,294,000	4,781,000
Trading securities (Notes 3 and 8)	685,677	2,454,870
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 17) ($437,864 and $529,596 pledged at September 30, 2022 and December 31, 2021, respectively, which could be rehypothecated)	14,002,273	15,288,032
Held-to-maturity securities (b) (Notes 5, 8 and 9)	327,122	593,555
Advances (Notes 6, 8 and 9)	44,238,384	24,637,464
Mortgage loans held for portfolio, net of allowance for credit losses of $3,221 and $3,124 at September 30, 2022 and December 31, 2021, respectively (Notes 7, 8 and 9)	4,240,222	3,491,265
Accrued interest receivable (Note 8)	149,929	91,581
Premises and equipment, net	15,205	15,485
Derivative assets (Notes 12 and 13)	66,354	7,077
Other assets (including $15,048 and $17,574 of securities held at fair value at September 30, 2022 and December 31, 2021, respectively)	40,919	49,501
TOTAL ASSETS	$89,550,832	$63,488,376

LIABILITIES AND CAPITAL
Deposits (including $20 of non-interest bearing deposits at September 30, 2022 and December 31, 2021)	$1,746,156	$1,590,188
Consolidated obligations (Note 10)
Discount notes	29,590,696	11,003,026
Bonds	51,838,498	44,514,220
Total consolidated obligations	81,429,194	55,517,246

Mandatorily redeemable capital stock	12,895	6,657
Accrued interest payable	138,348	73,038
Affordable Housing Program (Note 11)	65,235	60,133
Derivative liabilities (Notes 12 and 13)	18,270	13,956
Other liabilities (Notes 3 and 4)	1,139,315	2,293,467
Total liabilities	84,549,413	59,554,685

Commitments and contingencies (Notes 9 and 17)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 12,825,865 and 12,818,137 shares at September 30, 2022 and December 31, 2021, respectively	1,282,586	1,281,814
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 17,301,396 and 9,106,902 shares at September 30, 2022 and December 31, 2021, respectively	1,730,140	910,690
Total Class B Capital Stock	3,012,726	2,192,504
Retained earnings
Unrestricted	1,434,099	1,291,656
Restricted	307,029	266,761
Total retained earnings	1,741,128	1,558,417
Accumulated other comprehensive income (Note 20)	247,565	182,770
Total capital	5,001,419	3,933,691
TOTAL LIABILITIES AND CAPITAL	$89,550,832	$63,488,376
_____________________________
(a)Amortized cost: $13,835,643 and $15,046,972 at September 30, 2022 and December 31, 2021, respectively.
(b)Fair values: $330,195 and $606,352 at September 30, 2022 and December 31, 2021, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Advances	$266,919	$29,124	$408,121	$90,790
Prepayment fees on advances, net	1,067	921	8,900	4,460
Interest-bearing deposits	19,261	308	24,752	858
Securities purchased under agreements to resell	4,451	58	6,068	94
Federal funds sold	47,371	858	60,898	2,138
Trading securities	2,893	868	10,725	7,979
Available-for-sale securities	121,020	32,843	243,484	107,895
Held-to-maturity securities	2,695	1,256	5,386	4,127
Mortgage loans held for portfolio	31,677	20,300	82,990	56,719
Total interest income	497,354	86,536	851,324	275,060
INTEREST EXPENSE
Consolidated obligations
Bonds	235,395	12,922	341,963	54,142
Discount notes	117,830	6,412	169,600	22,793
Deposits	7,726	124	11,059	265
Mandatorily redeemable capital stock	54	5	101	19
Other borrowings	122	—	124	(11)
Total interest expense	361,127	19,463	522,847	77,208
NET INTEREST INCOME	136,227	67,073	328,477	197,852
Provision (reversal) for mortgage loan losses	130	(184)	97	(622)

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR MORTGAGE LOAN LOSSES	136,097	67,257	328,380	198,474

OTHER INCOME (LOSS)
Net losses on trading securities	(3,227)	(871)	(22,428)	(7,777)
Net gains (losses) on derivatives and hedging activities	(6,983)	438	(21,255)	620
Net gains (losses) on other assets carried at fair value	(551)	(56)	(2,891)	1,153
Realized gains on sales of held-to-maturity securities	127	—	127	—
Letter of credit fees	3,181	3,545	9,928	10,849
Other, net	1,356	1,544	3,879	3,835
Total other income (loss)	(6,097)	4,600	(32,640)	8,680
OTHER EXPENSE
Compensation and benefits	11,211	12,948	32,702	40,197
Other operating expenses	10,083	8,473	28,718	25,782
Finance Agency	1,669	1,554	5,126	4,662
Office of Finance	1,188	1,475	3,735	3,992
Discretionary grants and donations	377	1,316	691	1,586
Derivative clearing fees	276	244	1,046	758
Total other expense	24,804	26,010	72,018	76,977
INCOME BEFORE ASSESSMENTS	105,196	45,847	223,722	130,177
Affordable Housing Program assessment	10,525	4,586	22,382	13,020
NET INCOME	$94,671	$41,261	$201,340	$117,157
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET INCOME	$94,671	$41,261	$201,340	$117,157
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	22,679	(38,154)	(74,430)	94,060
Unrealized gains on cash flow hedges	47,679	4,004	129,188	33,914
Reclassification adjustment for losses on cash flow hedges included in net income	292	5,658	9,134	16,677
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	213	471	945	1,490
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	5	5	15	15
Amortization of net actuarial gain included in net periodic benefit cost/credit	(19)	(16)	(57)	(50)
Total other comprehensive income (loss)	70,849	(28,032)	64,795	146,106
TOTAL COMPREHENSIVE INCOME	$165,520	$13,229	$266,135	$263,263

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JULY 1, 2022	14,099	$1,409,888	13,885	$1,388,493	$1,368,930	$288,095	$1,657,025	$176,716	$4,632,122
Net transfers of shares between Class B-1 and Class B-2 Stock	5,221	522,079	(5,221)	(522,079)	—	—	—	—	—
Proceeds from sale of capital stock	32	3,183	8,637	863,726	—	—	—	—	866,909
Repurchase/redemption of capital stock	(6,631)	(663,072)	—	—	—	—	—	—	(663,072)
Comprehensive income
Net income	—	—	—	—	75,737	18,934	94,671	—	94,671
Other comprehensive income	—	—	—	—	—	—	—	70,849	70,849
Dividends on capital stock (a)
Cash	—	—	—	—	(60)	—	(60)	—	(60)
Stock	105	10,508	—	—	(10,508)	—	(10,508)	—	—

BALANCE, SEPTEMBER 30, 2022	12,826	$1,282,586	17,301	$1,730,140	$1,434,099	$307,029	$1,741,128	$247,565	$5,001,419

BALANCE, JULY 1, 2021	11,588	$1,158,833	9,339	$933,906	$1,227,838	$249,065	$1,476,903	$221,398	$3,791,040
Net transfers of shares between Class B-1 and Class B-2 Stock	3,337	333,706	(3,337)	(333,706)	—	—	—	—	—
Proceeds from sale of capital stock	70	7,001	3,359	335,921	—	—	—	—	342,922
Repurchase/redemption of capital stock	(2,840)	(284,047)	—	—	—	—	—	—	(284,047)
Comprehensive income (loss)
Net income	—	—	—	—	33,009	8,252	41,261	—	41,261
Other comprehensive income (loss)	—	—	—	—	—	—	—	(28,032)	(28,032)
Dividends on capital stock (b)
Cash	—	—	—	—	(53)	—	(53)	—	(53)
Stock	33	3,280	—	—	(3,280)	—	(3,280)	—	—

BALANCE, SEPTEMBER 30, 2021	12,188	$1,218,773	9,361	$936,121	$1,257,514	$257,317	$1,514,831	$193,366	$3,863,091

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2022	12,818	$1,281,814	9,107	$910,690	$1,291,656	$266,761	$1,558,417	$182,770	$3,933,691
Net transfers of shares between Class B-1 and Class B-2 Stock	15,545	1,554,460	(15,545)	(1,554,460)	—	—	—	—	—
Proceeds from sale of capital stock	137	13,658	23,739	2,373,910	—	—	—	—	2,387,568
Repurchase/redemption of capital stock	(15,765)	(1,576,454)	—	—	—	—	—	—	(1,576,454)
Shares reclassified to mandatorily redeemable capital stock	(93)	(9,320)	—	—	—	—	—	—	(9,320)
Comprehensive income
Net income	—	—	—	—	161,072	40,268	201,340	—	201,340
Other comprehensive income	—	—	—	—	—	—	—	64,795	64,795
Dividends on capital stock (a)
Cash	—	—	—	—	(179)	—	(179)	—	(179)
Mandatorily redeemable capital stock	—	—	—	—	(22)	—	(22)	—	(22)
Stock	184	18,428	—	—	(18,428)	—	(18,428)	—	—

BALANCE, SEPTEMBER 30, 2022	12,826	$1,282,586	17,301	$1,730,140	$1,434,099	$307,029	$1,741,128	$247,565	$5,001,419

BALANCE, JANUARY 1, 2021	9,044	$904,448	11,969	$1,196,932	$1,174,359	$233,886	$1,408,245	$47,260	$3,556,885
Net transfers of shares between Class B-1 and Class B-2 Stock	12,688	1,268,787	(12,688)	(1,268,787)	—	—	—	—	—
Proceeds from sale of capital stock	197	19,715	10,080	1,007,976	—	—	—	—	1,027,691
Repurchase/redemption of capital stock	(9,845)	(984,548)	—	—	—	—	—	—	(984,548)
Shares reclassified to mandatorily redeemable capital stock	—	(40)	—	—	—	—	—	—	(40)
Comprehensive income
Net income	—	—	—	—	93,726	23,431	117,157	—	117,157
Other comprehensive income	—	—	—	—	—	—	—	146,106	146,106
Dividends on capital stock (b)
Cash	—	—	—	—	(160)	—	(160)	—	(160)
Stock	104	10,411	—	—	(10,411)	—	(10,411)	—	—

BALANCE, SEPTEMBER 30, 2021	12,188	$1,218,773	9,361	$936,121	$1,257,514	$257,317	$1,514,831	$193,366	$3,863,091

(a) Dividends were paid at annualized rates of 0.09 percent and 1.09 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2022, at annualized rates of 0.23 percent and 1.23 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2022 and at annualized rates of 1.02 percent and 2.02 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the third quarter of 2022.
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

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$201,340	$117,157
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	111,368	43,045
Concessions on consolidated obligations	3,465	1,887
Premises, equipment and computer software costs	3,710	3,959
Non-cash interest on mandatorily redeemable capital stock	66	27
Provision (reversal) for mortgage loan losses	97	(622)
Gains on sales of held-to-maturity securities	(127)	—
Net losses (gains) on other assets carried at fair value	2,891	(1,153)
Net losses on trading securities	22,428	7,777
Net change in derivative and hedging activities	1,433,015	506,865
Decrease (increase) in accrued interest receivable	(62,352)	15,044
Decrease (increase) in other assets	4,906	(2,800)
Increase (decrease) in Affordable Housing Program (AHP) liability	5,102	(5,811)
Increase in accrued interest payable	65,310	16,752
Increase in other liabilities	7,011	5,247
Total adjustments	1,596,890	590,217
Net cash provided by operating activities	1,798,230	707,374

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(2,500,042)	11,155
Net increase in securities purchased under agreements to resell	(3,950,000)	(9,750,000)
Net increase in federal funds sold	(4,513,000)	(2,209,000)
Purchases of trading securities	(8,598,654)	(8,070,992)
Proceeds from maturities of trading securities	2,776,300	11,361,650
Proceeds from sales of trading securities	5,321,059	1,493,529
Purchases of available-for-sale securities	(1,511,803)	—
Principal collected on available-for-sale securities	2,258,367	219,232
Proceeds from sales of held-to-maturity securities	100,365	—
Principal collected on held-to-maturity securities	167,357	223,100
Principal collected on advances	741,988,017	463,265,046
Advances made	(762,397,504)	(455,819,196)
Principal collected on mortgage loans held for portfolio	419,386	1,013,038
Purchases of mortgage loans held for portfolio	(1,178,644)	(950,513)
Purchases of premises, equipment and computer software	(2,615)	(4,281)
Net cash provided by (used in) investing activities	(31,621,411)	782,768

	For the Nine Months Ended
	September 30,
	2022	2021
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	149,003	199,387
Net proceeds from derivative contracts with financing elements	234,972	49,571
Net proceeds from issuance of consolidated obligations
Discount notes	86,405,624	23,935,360
Bonds	28,531,236	42,632,286
Debt issuance costs	(3,788)	(1,034)
Payments for maturing and retiring consolidated obligations
Discount notes	(67,901,602)	(40,944,728)
Bonds	(18,872,310)	(30,334,285)
Proceeds from issuance of capital stock	2,387,568	1,027,691
Proceeds from issuance of mandatorily redeemable capital stock	13	22
Payments for redemption of mandatorily redeemable capital stock	(3,183)	(7,294)
Payments for repurchase/redemption of capital stock	(1,576,454)	(984,548)
Cash dividends paid	(179)	(160)
Net cash provided by (used in) financing activities	29,350,900	(4,427,732)

Net decrease in cash and cash equivalents	(472,281)	(2,937,590)
Cash and cash equivalents at beginning of the period	542,801	3,178,281
Cash and cash equivalents at end of the period	$70,520	$240,691

Supplemental Disclosures:
Interest paid	$324,427	$93,648
AHP payments, net	$17,280	$18,831
Stock dividends issued	$18,428	$10,411
Dividends paid through issuance of mandatorily redeemable capital stock	$22	$—
Net capital stock reclassified to mandatorily redeemable capital stock	$9,320	$40

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

Note 3—Trading Securities
Trading securities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
U.S. Treasury Bills	$—	$2,249,587
U.S. Treasury Notes	685,677	205,283
Total	$685,677	$2,454,870
Included in the table above are U.S. Treasury Bills that were purchased but which had not yet settled as of December 31, 2021. The aggregate amount due of $2,249,587,000 is included in other liabilities on the statement of condition at that date.
Net losses on trading securities during the nine months ended September 30, 2022 and 2021 included changes in net unrealized holding loss of $21,089,000 and $3,608,000 for securities that were held on September 30, 2022 and 2021, respectively.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of September 30, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$275,394	$3,134	$—	$278,528
GSE obligations	3,128,481	51,486	2,801	3,177,166
	3,403,875	54,620	2,801	3,455,694
GSE commercial MBS	10,431,768	129,361	14,550	10,546,579
Total	$13,835,643	$183,981	$17,351	$14,002,273

Available-for-sale securities as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$414,267	$4,229	$460	$418,036
GSE obligations	4,471,107	78,983	4,412	4,545,678
Other	38,544	44	—	38,588
	4,923,918	83,256	4,872	5,002,302
GSE commercial MBS	10,123,054	165,783	3,107	10,285,730
Total	$15,046,972	$249,039	$7,979	$15,288,032

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $49,600,000 and $59,393,000 at September 30, 2022 and December 31, 2021, respectively. Included in the table above are GSE commercial MBS that were purchased but which had not yet settled as of September 30, 2022. The aggregate amount due of $1,088,382,000 is included in other liabilities on the statement of condition at that date.
Other debentures were comprised of securities issued by the Private Export Funding Corporation. These debentures were fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures was guaranteed by an agency of the U.S. government.
The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of September 30, 2022. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	$—	$—	$72,765	$2,801	$72,765	$2,801
GSE commercial MBS	1,201,067	11,977	59,342	2,573	1,260,409	14,550
Total	$1,201,067	$11,977	$132,107	$5,374	$1,333,174	$17,351

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2022 and December 31, 2021 are presented below (in thousands).

	September 30, 2022		December 31, 2021
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$46,989	$47,112	$1,209,330	$1,209,339
Due after one year through five years	3,141,139	3,186,669	3,225,065	3,286,653
Due after five years through ten years	215,747	221,913	489,523	506,310
	3,403,875	3,455,694	4,923,918	5,002,302
GSE commercial MBS	10,431,768	10,546,579	10,123,054	10,285,730
Total	$13,835,643	$14,002,273	$15,046,972	$15,288,032
Interest Rate Payment Terms. At September 30, 2022 and December 31, 2021, all of the Bank's available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the nine months ended September 30, 2022 or 2021.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2022 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$1,496	$—	$1,496	$4	$—	$1,500
Mortgage-backed securities
GSE residential MBS	299,115	—	299,115	323	3,045	296,393
Non-agency residential MBS	30,051	3,540	26,511	6,792	1,001	32,302
	329,166	3,540	325,626	7,115	4,046	328,695
Total	$330,662	$3,540	$327,122	$7,119	$4,046	$330,195

Held-to-maturity securities as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$2,372	$—	$2,372	$2	$—	$2,374
State housing agency obligation	74,919	—	74,919	89	—	75,008
	77,291	—	77,291	91	—	77,382
Mortgage-backed securities
GSE residential MBS	484,110	—	484,110	4,998	3	489,105
Non-agency residential MBS	36,639	4,485	32,154	8,249	538	39,865
	520,749	4,485	516,264	13,247	541	528,970
Total	$598,040	$4,485	$593,555	$13,338	$541	$606,352

In the tables above, amortized cost includes premiums, discounts and the credit portion of other-than-temporary impairments ("OTTI") recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $311,000 and $146,000 at September 30, 2022 and December 31, 2021, respectively.

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2022 and December 31, 2021 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2022			December 31, 2021
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$—	$—	$—	$500	$500	$500
Due after one year through five years	1,496	1,496	1,500	1,872	1,872	1,874
Due after ten years	—	—	—	74,919	74,919	75,008
	1,496	1,496	1,500	77,291	77,291	77,382
Mortgage-backed securities	329,166	325,626	328,695	520,749	516,264	528,970
Total	$330,662	$327,122	$330,195	$598,040	$593,555	$606,352
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $62,000 and $1,003,000 at September 30, 2022 and December 31, 2021, respectively.
Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Amortized cost of variable-rate held-to-maturity securities other than MBS	$1,496	$77,291
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	—	2
Variable-rate collateralized mortgage obligations	329,166	520,747
	329,166	520,749
Total	$330,662	$598,040
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during 2021 or the nine months ended September 30, 2022.
Sales of Securities. During the three months ended September 30, 2022, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $100,238,000. Proceeds from the sales totaled $100,365,000, resulting in realized gains of $127,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the six months ended June 30, 2022 or the nine months ended September 30, 2021.

Note 6—Advances
     Redemption Terms. At September 30, 2022 and December 31, 2021, the Bank had advances outstanding at interest rates ranging from 0.25 percent to 8.27 percent and 0.11 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	September 30, 2022		December 31, 2021
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$8,981	3.45%	$—	—%
Due in one year or less	24,006,412	3.16	7,642,760	0.39
Due after one year through two years	1,403,751	2.52	1,028,212	1.84
Due after two years through three years	1,537,259	2.24	1,335,606	1.63
Due after three years through four years	1,468,243	2.70	1,649,603	0.80
Due after four years through five years	6,301,532	2.80	968,470	0.67
Due after five years through fifteen years	10,063,215	2.36	11,752,610	0.90
Due after fifteen years	32,416	2.34	35,061	2.35
Total par value	44,821,809	2.86%	24,412,322	0.81%

Deferred net prepayment fees	(4,635)		(5,897)
Commitment fees	(35)		(38)
Hedging adjustments	(578,755)		231,077
Total	$44,238,384		$24,637,464
Advances presented in the table above exclude accrued interest of $72,011,000 and $16,655,000 at September 30, 2022 and December 31, 2021, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At September 30, 2022 and December 31, 2021, the Bank had aggregate prepayable and callable advances totaling $6,057,422,000 and $5,279,719,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.
The following table summarizes advances outstanding at September 30, 2022 and December 31, 2021, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2022	December 31, 2021
Overdrawn demand deposit accounts	$8,981	$—
Due in one year or less	29,973,239	12,779,409
Due after one year through two years	1,192,735	1,001,667
Due after two years through three years	989,374	1,093,031
Due after three years through four years	463,408	1,004,319
Due after four years through five years	5,996,300	345,975
Due after five years	6,197,772	8,187,921
Total par value	$44,821,809	$24,412,322

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2022 and December 31, 2021, the Bank had putable advances outstanding totaling $5,588,800,000 and $7,345,800,000, respectively.

The following table summarizes advances outstanding at September 30, 2022 and December 31, 2021, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2022	December 31, 2021
Overdrawn demand deposit accounts	$8,981	$—
Due in one year or less	28,070,212	14,878,560
Due after one year through two years	1,557,551	1,112,012
Due after two years through three years	2,067,259	1,291,606
Due after three years through four years	1,468,243	1,594,603
Due after four years through five years	6,666,532	968,470
Due after five years	4,983,031	4,567,071
Total par value	$44,821,809	$24,412,322

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Fixed-rate
Due in one year or less	$20,893,412	$7,582,790
Due after one year	14,870,088	11,037,441
Total fixed-rate	35,763,500	18,620,231
Variable-rate
Due in one year or less	3,121,981	59,970
Due after one year	5,936,328	5,732,121
Total variable-rate	9,058,309	5,792,091
Total par value	$44,821,809	$24,412,322

At September 30, 2022 and December 31, 2021, 39 percent and 54 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three and nine months ended September 30, 2022, gross advance prepayment fees received from members/borrowers were $6,000 and $5,736,000, respectively, none of which were deferred. During the three months ended September 30, 2021, gross advance prepayment fees received from members/borrowers were $2,180,000, none of which were deferred. During the nine months ended September 30, 2021, gross advance prepayment fees received from members/borrowers were $7,303,000, of which $653,000 were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the three months ended September 30, 2022, four symmetrical prepayment advances with an aggregate par value of $27,153,000 were prepaid. During the nine months ended September 30, 2022, seven symmetrical prepayment advances with an aggregate par value of $42,153,000 were prepaid. The total difference by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $823,000 and $1,350,000, respectively, and was recorded in prepayment fees on the advances, net of the associated hedging adjustments on the advances. There were no prepayments of symmetrical prepayment advances during the nine months ended September 30, 2021.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of September 30, 2022 and December 31, 2021 for mortgage loans held for portfolio (in thousands):

	September 30, 2022	December 31, 2021
Fixed-rate medium-term* single-family mortgages	$117,992	$124,532
Fixed-rate long-term single-family mortgages	4,069,541	3,298,356
Premiums	65,263	66,643
Discounts	(13,629)	(1,324)
Deferred net derivative gains associated with mortgage delivery commitments	4,276	6,182
Total mortgage loans held for portfolio	4,243,443	3,494,389
Less: allowance for credit losses on mortgage loans	(3,221)	(3,124)
Total mortgage loans held for portfolio, net of allowance for credit losses	$4,240,222	$3,491,265
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $20,223,000 and $14,345,000 at September 30, 2022 and December 31, 2021, respectively.
The unpaid principal balance of mortgage loans held for portfolio at September 30, 2022 and December 31, 2021 was comprised of conventional loans totaling $4,180,400,000 and $3,414,463,000, respectively, and government-guaranteed/insured loans totaling $7,133,000 and $8,425,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Advances	$72,011	$16,655
Investment securities
Trading	3,534	962
Available-for-sale	49,600	59,393
Held-to-maturity	311	146
Mortgage loans held for portfolio	20,223	14,345
Interest-bearing deposits	2,219	56
Securities purchased under agreements to resell	1,237	15
Federal funds sold	794	9
Total	$149,929	$91,581

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities purchased under agreements to resell. These investments provide short-term liquidity and are carried at amortized cost. All investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell that were outstanding at September 30, 2022 were repaid according to their contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at September 30, 2022.
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
At September 30, 2022, the gross unrealized losses on the Bank’s available-for-sale securities were $17,351,000, all of which related to securities that are issued and guaranteed by GSEs. At September 30, 2022, the gross unrealized losses on the Bank’s held-to-maturity securities (computed as the difference between the amortized cost and the fair value of the securities) were $4,672,000, of which $1,627,000 was attributable to its holdings of non-agency (i.e., private-label) residential MBS ("RMBS") and $3,045,000 was attributable to securities that are issued and guaranteed by GSEs.
Government-Guaranteed and GSE Investments. As of September 30, 2022, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE commercial MBS ("CMBS") and GSE RMBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through September 30, 2022, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at September 30, 2022 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at September 30, 2022.
Non-Agency RMBS. As of September 30, 2022, 5 of the Bank's non-agency RMBS with an aggregate amortized cost of $6,453,000 were rated investment grade (i.e., triple-B or higher by Moody's and/or S&P), 16 non-agency RMBS with an aggregate amortized cost of $23,561,000 were rated below investment grade and 1 non-agency RMBS with an amortized cost of $37,000 was unrated. In periods prior to 2017, 15 of the non-agency RMBS that were rated below investment grade at September 30, 2022 had been determined to be other-than-temporarily impaired. At September 30, 2022 and December 31, 2021, the amortized cost of the Bank's non-agency RMBS included credit losses of $5,891,000 and $5,991,000, respectively, on these previously impaired securities.
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
At September 30, 2022, the Bank considered the potential impact that current economic and housing market conditions could have on the collectibility of these securities to determine whether it expected to incur any additional credit losses. Based on the payment status of the securities and the considerations regarding the potential impact that recent changes in economic and housing market conditions could have on the securities' cash flows, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, no allowance for credit losses on the Bank's non-agency RMBS was deemed to be necessary at September 30, 2022.

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at September 30, 2022.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2022 or December 31, 2021.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At September 30, 2022 and December 31, 2021, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2022 and December 31, 2021, the Bank did not have any advances that were past due or on nonaccrual status. There have been no TDRs related to advances.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At September 30, 2022 and December 31, 2021, interest payments received on nonaccrual loans and recorded as a reduction of principal totaled $4,415,000 and $3,912,000, respectively.
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
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided temporary relief from the accounting and reporting requirements for certain loan modifications related to COVID-19 that would otherwise have been categorized as a TDR. Eligible mortgage loans that were current under the modified terms of the loan agreements were returned to accrual status as long as the Bank expected repayment of the remaining contractual principal and interest. The Bank entered into qualifying loan modifications that allowed the borrowers to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. As of September 30, 2022, the aggregate outstanding unpaid principal balance of loans that would have been considered TDRs absent the relief provided by the CARES Act was approximately $17,949,000. The total amount of principal and interest deferred on these loans was insignificant.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at September 30, 2022 and December 31, 2021 (dollars in thousands).

	September 30, 2022
	Conventional Loans Originated Prior to 2018	Conventional Loans Originated in 2018-2022	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$3,253	$23,662	$26,915	$204	$27,119
60-89 days delinquent	419	6,385	6,804	21	6,825
90 days or more delinquent	4,038	11,695	15,733	59	15,792
Total past due	7,710	41,742	49,452	284	49,736
Total current loans	165,205	4,021,630	4,186,835	6,872	4,193,707
Total mortgage loans	$172,915	$4,063,372	$4,236,287	$7,156	$4,243,443

	December 31, 2021
	Conventional Loans Originated Prior to 2017	Conventional Loans Originated in 2017-2021	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$605	$30,597	$31,202	$316	$31,518
60-89 days delinquent	417	3,622	4,039	64	4,103
90 days or more delinquent	1,005	34,907	35,912	124	36,036
Total past due	2,027	69,126	71,153	504	71,657
Total current loans	23,797	3,390,984	3,414,781	7,951	3,422,732
Total mortgage loans	$25,824	$3,460,110	$3,485,934	$8,455	$3,494,389
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at September 30, 2022 and December 31, 2021 (dollars in thousands).

	September 30, 2022			December 31, 2021
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$6,497	$23	$6,520	$1,226	$108	$1,334
Serious delinquency rate (2)	0.4%	0.8%	0.4%	1.0%	1.5%	1.0%
Past due 90 days or more and still accruing interest (3)	$—	$59	$59	$—	$124	$124
Nonaccrual loans (4)	$23,765	$—	$23,765	$51,318	$—	$51,318
Troubled debt restructurings	$4,806	$—	$4,806	$1,066	$—	$1,066
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at September 30, 2022.
As of September 30, 2022, approximately $5,765,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $1,367,000 were 30 to 59 days past due, $1,333,000 were 60 to 89 days past due, and $3,065,000 were 90 days or more past due and in nonaccrual status. As of December 31, 2021, approximately $11,759,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $632,000 were 30 to 59 days past due, $1,761,000 were 60 to 89 days past due, and $9,366,000 were 90 days or more past due and in nonaccrual status. At September 30, 2022, the Bank’s other assets included $30,000 of real estate owned. The Bank did not have any real estate owned at December 31, 2021.
The Bank individually reviews each seriously delinquent mortgage loan and each TDR for credit losses. At September 30, 2022 and December 31, 2021, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at September 30, 2022 was $3,221,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance, beginning of period	$3,091	$3,487	$3,124	$3,925
Provision (reversal) for credit losses	130	(184)	97	(622)
Balance, end of period	$3,221	$3,303	$3,221	$3,303

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.032 trillion and $0.653 trillion at September 30, 2022 and December 31, 2021, respectively. The Bank was the primary obligor on $84.2 billion and $55.8 billion (at par value), respectively, of these consolidated obligations.
 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2022 and December 31, 2021 (in thousands, at par value).

	September 30, 2022	December 31, 2021
Fixed-rate	$32,996,490	$30,004,790
Variable-rate SOFR-indexed	12,721,500	9,946,625
Step-up	8,696,750	4,822,000
Step-down	15,000	—
Total par value	$54,429,740	$44,773,415

At September 30, 2022 and December 31, 2021, 92 percent and 69 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2022 and December 31, 2021, by contractual maturity (dollars in thousands):

	September 30, 2022		December 31, 2021
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$19,126,075	2.92%	$19,906,725	0.28%
Due after one year through two years	9,037,460	1.71	2,071,195	1.64
Due after two years through three years	5,830,410	1.76	5,156,770	0.64
Due after three years through four years	9,244,525	1.00	2,325,975	0.77
Due after four years through five years	5,895,005	1.91	8,646,750	0.82
Due after five years	5,296,265	1.73	6,666,000	1.21
Total par value	54,429,740	2.04%	44,773,415	0.65%

Premiums	18,324		16,405
Discounts	(2,655)		(419)
Debt issuance costs	(2,225)		(1,902)
Hedging adjustments	(2,604,686)		(273,279)
Total	$51,838,498		$44,514,220

At September 30, 2022 and December 31, 2021, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2022	December 31, 2021
Non-callable bonds	$20,309,195	$22,068,620
Callable bonds	34,120,545	22,704,795
Total par value	$54,429,740	$44,773,415

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2022 and December 31, 2021, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2022	December 31, 2021
Due in one year or less	$48,953,620	$41,026,520
Due after one year through two years	2,617,415	2,911,695
Due after two years through three years	537,910	524,975
Due after three years through four years	1,023,525	98,475
Due after four years through five years	817,005	186,750
Due after five years	480,265	25,000
Total par value	$54,429,740	$44,773,415

     Discount Notes. At September 30, 2022 and December 31, 2021, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2022	$29,590,696	$29,781,867	2.56%

December 31, 2021	$11,003,026	$11,004,433	0.04%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$60,133	$63,153
AHP assessment	22,382	13,020
Grants funded, net of recaptured amounts	(17,280)	(18,831)
Balance, end of period	$65,235	$57,342

Note 12—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2022 or December 31, 2021.
The Bank's derivative transactions are executed either bilaterally or, if required, cleared through a third-party central clearinghouse. The Bank has entered into master agreements with each of its bilateral derivative counterparties that provide for the netting of all transactions with each of these counterparties. Under its master agreements with its non-member bilateral derivative counterparties, collateral is delivered (or returned) daily when certain thresholds (ranging from $50,000 to $500,000) are met. The Bank offsets the fair value amounts recognized for bilaterally traded derivatives executed with the same counterparty, including any cash collateral remitted to or received from the counterparty. Prior to September 1, 2022, the Bank was subject only to variation margin requirements associated with its bilaterally traded derivatives. Under new rules that took effect on September 1, 2022, the Bank became subject to initial margin requirements for bilaterally traded derivatives that are transacted on and after that date provided certain thresholds are met. During the period from September 1, 2022 through September 30, 2022, the Bank was not required to post any initial margin relating to its bilaterally traded derivatives.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of September 30, 2022 and December 31, 2021 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2022

Assets

Derivatives
Bilateral derivatives	$543,701	$(515,402)	$28,299	$(30)	(2)	$28,269
Cleared derivatives	70,523	(32,468)	38,055	—		38,055
Total derivatives	614,224	(547,870)	66,354	(30)		66,324
Securities purchased under agreements to resell	14,600,000	—	14,600,000	(14,600,000)		—
Total assets	$15,214,224	$(547,870)	$14,666,354	$(14,600,030)		$66,324

Liabilities

Derivatives
Bilateral derivatives	$2,558,358	$(2,541,349)	$17,009	$—		$17,009
Cleared derivatives	33,606	(32,345)	1,261	(1,261)	(3)	—
Total liabilities	$2,591,964	$(2,573,694)	$18,270	$(1,261)		$17,009

December 31, 2021

Assets

Derivatives
Bilateral derivatives	$22,346	$(15,270)	$7,076	$(3,834)	(2)	$3,242
Cleared derivatives	2,853	(2,852)	1	—		1
Total derivatives	25,199	(18,122)	7,077	(3,834)		3,243
Securities purchased under agreements to resell	10,650,000	—	10,650,000	(10,650,000)		—
Total assets	$10,675,199	$(18,122)	$10,657,077	$(10,653,834)		$3,243

Liabilities

Derivatives
Bilateral derivatives	$474,106	$(464,683)	$9,423	$—		$9,423
Cleared derivatives	6,200	(1,667)	4,533	(4,533)	(3)	—
Total liabilities	$480,306	$(466,350)	$13,956	$(4,533)		$9,423
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties.
(3)Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $436,603,000 and $525,063,000 at September 30, 2022 and December 31, 2021, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
All of the Bank's available-for-sale securities are fixed-rate agency and U.S. government-guaranteed debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges. For the fair value hedges that were entered into during the nine months ended September 30, 2022, the Bank measures the change in the fair value of the available-for-sale securities on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.
The Bank's trading securities include fixed-rate U.S. Treasury Notes and, at times, U.S. Treasury Bills and variable rate U.S. Treasury Notes. To convert some of its U.S. Treasury Bills and fixed-rate U.S. Treasury Notes to a short-term floating rate, the Bank has, at times, entered into fixed-for-floating interest rate exchange agreements that are indexed to either the overnight index swap ("OIS") rate or the Secured Overnight Financing Rate ("SOFR"). These derivatives are treated as economic hedges.

The interest rate swaps and swaptions that are used by the Bank to hedge the risks associated with its mortgage loan portfolio and the interest rate swaptions that are used by the Bank to hedge the risks associated with its available-for-sale agency CMBS portfolio are treated as economic hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at September 30, 2022 and December 31, 2021 (in thousands).

	September 30, 2022			December 31, 2021
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$14,059,158	$157,663	$448	$9,806,989	$104	$212,533
Available-for-sale securities (1)	14,736,184	181,832	3,064	14,398,278	2,028	10,502
Consolidated obligation bonds (1)	38,357,140	743	2,556,915	24,112,140	9,495	253,444
Consolidated obligation discount notes (2)	1,066,000	4,307	—	1,066,000	6	132
Total derivatives designated as hedging instruments	68,218,482	344,545	2,560,427	49,383,407	11,633	476,611
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	—	—	—	265,000	—	2,044
Available-for-sale securities	3,039	9	—	3,081	—	1
Mortgage loans held for portfolio	513,000	4,001	187	265,000	22	28
Consolidated obligation bonds	186,445	—	1,724	—	—	—
Consolidated obligation discount notes	4,602,000	139	177	900,000	—	20
Counterparty exposure	16,300,000	261,205	26,970	1,000,000	116	229
Intermediary transactions	78,558	171	705	91,672	3,834	1,320
Other	425,000	—	1,390	425,000	146	—
Interest rate swaptions
Available-for-sale securities	1,150,000	4,131	—	—	—	—
Mortgage loans held for portfolio	—	—	—	600,000	9,448	—
Mortgage delivery commitments	21,557	—	361	33,217	—	53
Interest rate caps
Intermediary transactions	40,000	23	23	80,000	—	—
Total derivatives not designated as hedging instruments	23,319,599	269,679	31,537	3,662,970	13,566	3,695
Total derivatives before collateral and netting adjustments	$91,538,081	614,224	2,591,964	$53,046,377	25,199	480,306

Cash collateral and related accrued interest		28,004	(1,997,942)		(3,350)	(452,763)
Cash received or remitted in excess of variation margin requirements		(124)	(2)		2	1,187
Netting adjustments		(575,750)	(575,750)		(14,774)	(14,774)
Total collateral and netting adjustments (3)		(547,870)	(2,573,694)		(18,122)	(466,350)
Net derivative balances reported in statements of condition		$66,354	$18,270		$7,077	$13,956
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three and nine months ended September 30, 2022 and 2021 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended September 30, 2022

Total amount of the financial statement line item	$266,919	$121,020	$(235,395)	$(117,830)	$70,849

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$403,921	$616,336	$(955,784)	$—	$—
Hedged items	(395,024)	(609,280)	898,093	—	—
Net gains (losses) on fair value hedging relationships	$8,897	$7,056	$(57,691)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(292)	$292
Recognized in OCI	—	—	—	—	47,679
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(292)	$47,971

Three Months Ended September 30, 2021

Total amount of the financial statement line item	$29,124	$32,843	$(12,922)	$(6,412)	$(28,032)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$32,580	$36,061	$11,275	$—	$—
Hedged items	(57,831)	(111,750)	49,618	—	—
Net gains (losses) on fair value hedging relationships	$(25,251)	$(75,689)	$60,893	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(5,658)	$5,658
Recognized in OCI	—	—	—	—	4,004
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(5,658)	$9,662

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2022

Total amount of the financial statement line item	$408,121	$243,484	$(341,963)	$(169,600)	$64,795

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$779,828	$1,471,491	$(2,301,607)	$—	$—
Hedged items	(814,346)	(1,551,203)	2,331,408	—	—
Net gains (losses) on fair value hedging relationships	$(34,518)	$(79,712)	$29,801	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(9,134)	$9,134
Recognized in OCI	—	—	—	—	129,188
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(9,134)	$138,322

Nine Months Ended September 30, 2021

Total amount of the financial statement line item	$90,790	$107,895	$(54,142)	$(22,793)	$146,106

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$180,385	$350,817	$(71,555)	$—	$—
Hedged items	(255,865)	(557,837)	217,196	—	—
Net gains (losses) on fair value hedging relationships	$(75,480)	$(207,020)	$145,641	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(16,677)	$16,677
Recognized in OCI	—	—	—	—	33,914
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(16,677)	$50,591

For the three and nine months ended September 30, 2022 and 2021, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At September 30, 2022, $23,537,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 7.3 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of September 30, 2022 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
September 30, 2022
Advances	$13,503,498	$(582,732)	$3,978	$(578,754)
Available-for-sale securities	13,835,643	(996,980)	(1,877)	(998,857)
Consolidated obligation bonds	(35,544,487)	2,605,140	(454)	2,604,686

December 31, 2021
Advances	$10,065,117	$226,159	$4,918	$231,077
Available-for-sale securities	15,046,972	532,869	(1,441)	531,428
Consolidated obligation bonds	(24,017,958)	273,936	(657)	273,279
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	Other Income (Loss) for the		Other Income (Loss) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Interest rate swaps	$7,474	$(1,766)	$(8,839)	$(4,368)
Net interest income (expense) on interest rate swaps	(2,223)	2,061	574	3,573
Interest rate swaptions	(11,830)	347	(11,861)	3,498
Mortgage delivery commitments	(637)	(204)	(1,421)	(2,083)
Total net gains (losses) related to derivatives not designated as hedging instruments	(7,216)	438	(21,547)	620
Price alignment amount on variation margin for daily settled derivative contracts(1)	233	—	292	—
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$(6,983)	$438	$(21,255)	$620
_____________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. Approximately 42 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of September 30, 2022, the notional balance of cleared transactions outstanding totaled $38.6 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of September 30, 2022, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $52.8 billion and $0.1 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 14—Capital
At all times during the nine months ended September 30, 2022, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$826,023	$4,766,749	$757,555	$3,757,578
Total capital	$3,582,033	$4,766,749	$2,539,535	$3,757,578
Total capital-to-assets ratio	4.00%	5.32%	4.00%	5.92%
Leverage capital	$4,477,542	$7,150,124	$3,174,419	$5,636,367
Leverage capital-to-assets ratio	5.00%	7.98%	5.00%	8.88%
The Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the month ends during the nine months ended September 30, 2022 and 2021.
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the nine months ended September 30, 2022, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 28, 2022, June 27, 2022 and September 26, 2022, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 28, 2022, June 27, 2022 and September 26, 2022, the Bank repurchased surplus stock totaling $57,007,000, $142,951,000 and $82,207,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 28, 2022, June 27, 2022 and September 26, 2022, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $200, $2,129,000 and $820,000, respectively.

Note 15—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and limited life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$10	$10	$28	$30
Interest cost	4	5	12	15
Amortization of prior service cost	5	5	15	15
Amortization of net actuarial gain	(19)	(16)	(57)	(50)
Net periodic benefit cost (credit)	$—	$4	$(2)	$10

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the nine months ended September 30, 2022 and 2021, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2022 and December 31, 2021. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of September 30, 2022 and December 31, 2021, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2022 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$70,520	$70,520	$70,520	$—		$—		$—
Interest-bearing deposits	1,820,227	1,820,227	—	1,820,227		—		—
Securities purchased under agreements to resell	14,600,000	14,600,000	—	14,600,000		—		—
Federal funds sold	9,294,000	9,294,000	—	9,294,000		—		—
Trading securities (1)	685,677	685,677	—	685,677		—		—
Available-for-sale securities (1)	14,002,273	14,002,273	—	14,002,273		—		—
Held-to-maturity securities	327,122	330,195	—	297,893	(2)	32,302	(3)	—
Advances	44,238,384	44,128,282	—	44,128,282		—		—
Mortgage loans held for portfolio, net	4,240,222	3,700,331	—	3,700,331		—		—
Accrued interest receivable	149,929	149,929	—	149,929		—		—
Derivative assets (1)	66,354	66,354	—	614,224		—		(547,870)
Other assets held at fair value (1)	15,048	15,048	15,048	—		—		—

Liabilities:
Deposits	1,746,156	1,745,887	—	1,745,887		—		—
Consolidated obligations
Discount notes	29,590,696	29,548,590	—	29,548,590		—		—
Bonds	51,838,498	51,043,457	—	51,043,457		—		—
Mandatorily redeemable capital stock	12,895	12,895	12,895	—		—		—
Accrued interest payable	138,348	138,348	—	138,348		—		—
Derivative liabilities (1)	18,270	18,270	—	2,591,964		—		(2,573,694)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of September 30, 2022.
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

Note 17—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At September 30, 2022, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $948 billion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At September 30, 2022 and December 31, 2021, the Bank had commitments to make additional advances totaling approximately $6,423,000 and $22,042,000, respectively. In addition, outstanding standby letters of credit totaled $18,794,363,000 and $21,652,978,000 at September 30, 2022 and December 31, 2021, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2022 and December 31, 2021, the Bank had outstanding standby bond purchase agreements totaling $883,236,000 and $914,041,000, respectively. At September 30, 2022, standby bond purchase agreements totaling $200,234,000, $45,390,000, $231,399,000, $245,863,000 and $160,350,000 expire in 2023, 2024, 2025, 2026 and 2027, respectively. The Bank was not required to purchase any bonds under these agreements during the nine months ended September 30, 2022 or the year ended December 31, 2021.
At September 30, 2022 and December 31, 2021, the Bank had commitments to purchase conventional mortgage loans totaling $21,557,000 and $33,217,000, respectively, from certain of its members that participate in the MPF program.
At September 30, 2022 and December 31, 2021, the Bank had commitments to issue $2,480,000,000 and $350,000,000 (par values), respectively, of consolidated obligation bonds, of which $680,000,000 and $350,000,000, respectively, were hedged with interest rate swaps. In addition, at September 30, 2022, the Bank had commitments to issue $512,381,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at December 31, 2021.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of September 30, 2022 and December 31, 2021, the Bank had pledged cash collateral of $2,022,050,000 and $456,491,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of September 30, 2022 and December 31, 2021, the Bank had pledged securities with carrying values (and fair values) of $437,864,000 and $529,596,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statements of condition.
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

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, interest income on loans to other FHLBanks totaled $182,000. The following table summarizes the Bank’s loans to other FHLBanks during the nine months ended September 30, 2022 (in thousands).

Nine Months Ended
September 30, 2022
Balance at January 1,	$—
Loans made to:
FHLBank of San Francisco	1,000,000
FHLBank of Atlanta	750,000
FHLBank of Pittsburgh	500,000
Collections from:
FHLBank of San Francisco	(1,000,000)
FHLBank of Atlanta	(750,000)
FHLBank of Pittsburgh	(500,000)
Balance at September 30,	$—

During the nine months ended September 30, 2022 and 2021, interest expense on borrowings from other FHLBanks totaled $121,000 and $58, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2022 and 2021 (in thousands).

	Nine Months Ended September 30,
	2022	2021
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of Indianapolis	30,000	30,000
FHLBank of Boston	400,000	—
FHLBank of Pittsburgh	1,000,000	—
Repayments to:
FHLBank of Indianapolis	(30,000)	(30,000)
FHLBank of Boston	(400,000)	—
FHLBank of Pittsburgh	(1,000,000)	—
Balance at September 30,	$—	$—

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended September 30, 2022
Balance at July 1, 2022	$143,951	$35,512	$(3,753)	$1,006	$176,716
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	292	—	—	292
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(14)	(14)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	22,679	—	—	—	22,679
Unrealized gains on cash flow hedges	—	47,679	—	—	47,679
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	213	—	213
Total other comprehensive income (loss)	22,679	47,971	213	(14)	70,849
Balance at September 30, 2022	$166,630	$83,483	$(3,540)	$992	$247,565

Three Months Ended September 30, 2021
Balance at July 1, 2021	$304,575	$(78,673)	$(5,383)	$879	$221,398
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	5,658	—	—	5,658
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(11)	(11)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(38,154)	—	—	—	(38,154)
Unrealized gains on cash flow hedges	—	4,004	—	—	4,004
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	471	—	471
Total other comprehensive income (loss)	(38,154)	9,662	471	(11)	(28,032)
Balance at September 30, 2021	$266,421	$(69,011)	$(4,912)	$868	$193,366
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Nine Months Ended September 30, 2022
Balance at January 1, 2022	$241,060	$(54,839)	$(4,485)	$1,034	$182,770
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	9,134	—	—	9,134
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(42)	(42)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(74,430)	—	—	—	(74,430)
Unrealized gains on cash flow hedges	—	129,188	—	—	129,188
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	945	—	945
Total other comprehensive income (loss)	(74,430)	138,322	945	(42)	64,795
Balance at September 30, 2022	$166,630	$83,483	$(3,540)	$992	$247,565

Nine Months Ended September 30, 2021
Balance at January 1, 2021	$172,361	$(119,602)	$(6,402)	$903	$47,260
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	16,677	—	—	16,677
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(35)	(35)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	94,060	—	—	—	94,060
Unrealized gains on cash flow hedges	—	33,914	—	—	33,914
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,490	—	1,490
Total other comprehensive income (loss)	94,060	50,591	1,490	(35)	146,106
Balance at September 30, 2021	$266,421	$(69,011)	$(4,912)	$868	$193,366
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of September 30, 2022, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2022 and December 31, 2021.

MEMBERSHIP SUMMARY
	September 30, 2022	December 31, 2021
Commercial banks	543	552
Credit unions	125	126
Insurance companies	59	59
Savings institutions	52	54
Community Development Financial Institutions	7	7
Total members	786	798
Housing associates	8	8
Non-member borrowers	2	2
Total	796	808
Community Financial Institutions (“CFIs”) (1)	504	521
_____________________________
(1)The figures shown reflect the number of institutions that were Community Financial Institutions as of September 30, 2022 and December 31, 2021 based upon the definitions of Community Financial Institutions that applied as of those dates.
For 2022, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2021, 2020 and 2019 of less than $1.323 billion. For 2021, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2020, 2019 and 2018 of less than $1.239 billion.
Financial Market Conditions
During the first nine months of 2022, economic growth in the United States was negatively impacted by concerns about inflation, market volatility caused by Russia's invasion of Ukraine and the lingering impact of the novel coronavirus known as COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020. The extent to which these concerns affect the Bank's business will depend on many factors that remain uncertain and difficult to predict including, but not limited to, the level of and rate at which fiscal or monetary stimulus is withdrawn; the length and extent of the Russia/Ukraine conflict; the duration, spread and severity of the pandemic; the actions taken to contain the pandemic; and how quickly and to what extent normal economic and operating conditions can resume.
The gross domestic product increased at an annual rate of 2.6 percent during the third quarter of 2022, after decreasing at an annual rate of 0.6 percent during the second quarter of 2022, decreasing at an annual rate of 1.6 percent during the first quarter of 2022 and increasing at an annual rate of 5.9 percent during the year ended December 31, 2021. The nationwide unemployment rate decreased from 3.9 percent at December 31, 2021 to 3.6 percent at both March 31, 2022 and June 30, 2022 and 3.5 percent at September 30, 2022. The Bureau of Labor Statistics reported that the unadjusted U.S. consumer price index increased 8.2 percent for the twelve-month period ended September 30, 2022, compared to an increase of 5.4 percent for the twelve-month period ended September 30, 2021, reflecting a continued high level of inflation.
Throughout 2021 and early 2022, the Federal Open Market Committee ("FOMC") maintained its target for the federal funds rate at a range between 0 percent and 0.25 percent, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. At its scheduled meeting held on March 15/16, 2022, the FOMC increased the target for the federal funds rate from a range between 0 percent and 0.25 percent to a range between 0.25 percent and 0.50 percent and stated that it anticipated that ongoing increases in the target range would be appropriate. In taking this action, the FOMC noted that indicators of economic activity had continued to strengthen, job gains had been strong, and the unemployment rate had declined substantially. Inflation remained elevated, reflecting supply and demand imbalances related to the pandemic, higher energy prices, and broader price pressures. Further, the invasion of Ukraine by Russia in February 2022 was causing tremendous human and economic hardship. The FOMC further noted that the implications for the U.S. economy were at that time highly uncertain, but in the near term the invasion and related events were likely to create additional upward pressure on inflation and weigh on economic activity.
At its scheduled meetings held on May 3/4, 2022, June 14/15, 2022, July 26/27, 2022, September 20/21, 2022 and November 1/2, 2022, the FOMC increased the target for the federal funds rate by 0.50 percent, 0.75 percent, 0.75 percent, 0.75 percent and 0.75 percent, respectively, to a current range between 3.75 percent and 4.00 percent. At its November 1/2, 2022 meeting, the

FOMC noted that it anticipates that ongoing increases in the target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2 percent over time. In determining the pace of future increases in the target range, the FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.
In 2020, in response to the instability caused by the COVID-19 pandemic, the FOMC stated that, to support the smooth functioning of markets for Treasury securities and agency MBS that are central to the flow of credit to households and businesses, it would increase its holdings of Treasury securities by at least $500 billion and its holdings of agency MBS by at least $200 billion and would reinvest all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS. At its scheduled meeting on November 2/3, 2021, the FOMC stated that, in light of the substantial further progress the economy had made toward the FOMC's goals since December 2020, it would begin reducing the monthly pace of its net asset purchases by $10 billion for Treasury securities and $5 billion for agency MBS. Beginning in November 2021, the FOMC stated it would increase its holdings of Treasury securities by at least $70 billion per month (down from $80 billion per month in then recent months) and of agency MBS by at least $35 billion per month (down from $40 billion per month in then recent months). Beginning in December 2021, the FOMC would increase its holdings of Treasury securities by at least $60 billion per month and of agency MBS by at least $30 billion per month. On January 26, 2022, the FOMC announced that it would continue to reduce the monthly pace of its net asset purchases, bringing them to an end in March 2022. At its May 3/4, 2022 meeting, the FOMC announced that it would begin reducing its holdings of Treasury securities and agency debt and agency MBS on June 1, 2022. Beginning on that date, principal payments from its holdings of Treasury securities and agency debt and agency MBS are reinvested to the extent that they exceed monthly caps. For Treasury securities, the cap was initially set at $30 billion per month and after three months would increase to $60 billion per month. For agency debt and agency MBS, the cap was initially set at $17.5 billion per month and after three months would increase to $35 billion per month. At its November 1/2, 2022 meeting, the FOMC stated that these reductions would continue.
The following table presents information on various market interest rates at September 30, 2022 and December 31, 2021 and various average market interest rates for the three and nine-month periods ended September 30, 2022 and 2021.

	Ending Rate		Average Rate		Average Rate
	September 30, 2022	December 31, 2021	Third Quarter 2022	Third Quarter 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Federal Funds Target (1)	3.25%	0.25%	2.39%	0.25%	1.23%	0.25%
Average Effective Federal Funds Rate (2)	3.08%	0.07%	2.18%	0.09%	1.03%	0.08%
SOFR (3)	2.98%	0.05%	2.15%	0.05%	0.99%	0.04%
1-month LIBOR (3)	3.14%	0.10%	2.47%	0.09%	1.25%	0.10%
3-month LIBOR (3)	3.75%	0.21%	3.00%	0.13%	1.70%	0.16%
2-year LIBOR (3)	4.55%	0.94%	3.70%	0.31%	2.80%	0.27%
5-year LIBOR (3)	4.14%	1.37%	3.27%	0.89%	2.74%	0.84%
10-year LIBOR (3)	3.88%	1.58%	3.17%	1.33%	2.73%	1.42%
3-month U.S. Treasury (3)	3.33%	0.06%	2.75%	0.05%	1.40%	0.04%
2-year U.S. Treasury (3)	4.22%	0.73%	3.38%	0.23%	2.53%	0.18%
5-year U.S. Treasury (3)	4.06%	1.26%	3.23%	0.80%	2.68%	0.75%
10-year U.S. Treasury (3)	3.83%	1.52%	3.10%	1.32%	2.67%	1.42%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg

Year-to-Date 2022 Summary
•The Bank ended the third quarter of 2022 with total assets of $89.6 billion compared with $63.5 billion at the end of 2021. The $26.1 billion increase in total assets for the nine months ended September 30, 2022 was attributable primarily to increases in the Bank's advances ($19.6 billion), short-term liquidity holdings ($7.1 billion), and mortgage loans held for portfolio ($0.7 billion), partially offset by a decrease in the Bank's long-term investments ($1.6 billion).
•Total advances increased from $24.6 billion at December 31, 2021 to $44.2 billion at September 30, 2022. For the three and nine months ended September 30, 2022, the Bank's average advances were $45.0 billion and $39.6 billion, respectively. The Bank's average advances for the three and nine months ended September 30, 2022 were aided by intra-month borrowings by certain credit union members, which may or may not continue.
•Mortgage loans held for portfolio increased from $3.5 billion at December 31, 2021 to $4.2 billion at September 30, 2022.
•The Bank’s net income for the three and nine months ended September 30, 2022 was $94.7 million and $201.3 million, respectively, as compared to $41.3 million and $117.2 million, respectively, during the corresponding periods in 2021. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 62 of this report.
•At all times during the first nine months of 2022, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $1.741 billion at September 30, 2022 from $1.558 billion at December 31, 2021. Retained earnings was 1.9 percent and 2.5 percent of total assets at September 30, 2022 and December 31, 2021, respectively.
•During the first nine months of 2022, the Bank paid dividends totaling $18.6 million. The Bank’s first quarter 2022 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.09 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2021) and 1.09 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2021 plus 1.0 percent), respectively. The Bank’s second quarter 2022 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.23 percent (a rate equal to average one-month LIBOR for the first quarter of 2022) and 1.23 percent (a rate equal to average one-month LIBOR for the first quarter of 2022 plus 1.0 percent), respectively. The Bank’s third quarter 2022 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.02 percent (a rate equal to average one-month LIBOR for the second quarter of 2022) and 2.02 percent (a rate equal to average one-month LIBOR for the second quarter of 2022 plus 1.0 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2022			2021
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$44,238,384	$36,375,762	$26,763,391	$24,637,464	$24,775,990
Investments (1)	40,729,299	37,053,619	31,255,476	34,653,202	31,686,391
Mortgage loans held for portfolio	4,243,443	3,988,963	3,734,495	3,494,389	3,341,124
Allowance for credit losses on mortgage loans	3,221	3,091	3,802	3,124	3,303
Total assets	89,550,832	77,714,724	62,605,541	63,488,376	60,202,756
Consolidated obligations — discount notes	29,590,696	29,622,896	15,062,428	11,003,026	5,155,955
Consolidated obligations — bonds	51,838,498	40,944,088	41,475,972	44,514,220	49,193,449
Total consolidated obligations(2)	81,429,194	70,566,984	56,538,400	55,517,246	54,349,404
Mandatorily redeemable capital stock(3)	12,895	13,698	15,980	6,657	6,653
Capital stock — putable	3,012,726	2,798,381	2,291,216	2,192,504	2,154,894
Unrestricted retained earnings	1,434,099	1,368,930	1,320,857	1,291,656	1,257,514
Restricted retained earnings	307,029	288,095	274,985	266,761	257,317
Total retained earnings	1,741,128	1,657,025	1,595,842	1,558,417	1,514,831
Accumulated other comprehensive income	247,565	176,716	175,157	182,770	193,366
Total capital	5,001,419	4,632,122	4,062,215	3,933,691	3,863,091
Dividends paid(3)	10,568	4,368	3,693	3,634	3,333
Income statement (for the quarter)
Net interest income after provision (reversal) for mortgage loan losses(4)	$136,097	$102,098	$90,185	$79,073	$67,257
Other income (loss)	(6,097)	(5,712)	(20,831)	1,563	4,600
Other expense	24,804	23,547	23,667	28,170	26,010
AHP assessment	10,525	7,288	4,569	5,246	4,586
Net income	94,671	65,551	41,118	47,220	41,261
Performance ratios
Net interest margin(4)(5)	0.72%	0.59%	0.59%	0.51%	0.46%
Net interest spread (4)(6)	0.52	0.51	0.57	0.50	0.45
Return on average assets	0.49	0.38	0.27	0.31	0.28
Return on average equity	7.85	5.91	4.18	4.76	4.21
Return on average capital stock (7)	12.86	10.04	7.49	8.51	7.45
Total average equity to average assets	6.30	6.51	6.48	6.42	6.58
Regulatory capital ratio(8)	5.32	5.75	6.23	5.92	6.11
Dividend payout ratio (3)(9)	11.16	6.66	8.98	7.70	8.08

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.032 trillion, $0.882 trillion, $0.700 trillion, $0.653 trillion and $0.641 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $84 billion, $72 billion, $58 billion, $56 billion and $54 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $58 thousand, $6 thousand, $3 thousand, $3 thousand and $5 thousand for the quarters ended September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased net interest income by $3.1 million, $1.4 million, $12.4 million, $1.1 million, and $8.9 million for the quarters ended September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 62 of this report.
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
Comments on the proposed rule were originally due by no later than June 17, 2022. On October 7, 2022, the SEC reopened the comment period until November 1, 2022. If finalized in its current form, the rule is expected to increase the Bank’s regulatory compliance costs. While those costs are not expected to be insignificant, they would not be expected to have a material impact on the Bank’s financial condition or results of operations.
Finance Agency’s Review and Analysis of the FHLBanks
On July 20, 2022, Finance Agency Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services during which she indicated the Finance Agency would conduct a review and analysis of the FHLBanks to ensure that they are positioned to continue to serve the needs of today and tomorrow. Director Thompson testified that, as part of its review and analysis, the Finance Agency would engage a variety of stakeholders, in addition to holding public listening sessions throughout the country. Director Thompson further indicated that the Finance Agency wants this review to be an opportunity to examine everything from the FHLBanks’ membership base, operational efficiency, and effectiveness to more foundational questions about their mission, purpose, and organization. The Finance Agency kicked off its review with a three-day listening session on September 29, 2022, September 30, 2022 and October 4, 2022, which featured oral comments from interested persons. In addition, the Finance Agency accepted written comments through October 31, 2022. The Finance Agency is also planning a series of regional roundtables to be held across the United States over the coming months. The initial roundtable discussion was held in Washington D.C. on November 2, 2022. At this time, the Bank is unable to predict whether any actions will result from the Finance Agency’s review and analysis.
Proposed Rule Implementing the Adjustable Interest Rate (LIBOR) Act
On July 28, 2022, the Board of Governors of the Federal Reserve System published a proposed rule that would implement the Adjustable Interest Rate (LIBOR) Act that was signed into law on March 15, 2022. The proposed rule would provide default rules for certain contracts (covered contracts) that: (i) reference LIBOR; (ii) are governed by U.S. law; (iii) do not mature on or before the LIBOR replacement date; and (iv) lack adequate provisions to identify a replacement rate for LIBOR. The proposed rule identifies separate replacement rates for derivative transactions, covered GSE contracts, and all other covered contracts. The proposed rule defines covered GSE contracts to include, among other things, FHLBank advances. Comments on the proposed rule were due by no later than August 29, 2022. At most, the proposed rule would have applicability to approximately $160 million (unpaid principal balance) of the Bank’s variable-rate held-to-maturity securities and two of its standby bond purchase agreements totaling $160 million that were extended in September 2022. None of the Bank’s liabilities nor any of its other assets would be impacted by the proposed rule as adequate fallback provisions are already in place for those instruments that are indexed to LIBOR. The Bank is currently reviewing the proposed rule and has not yet assessed the impact that it could have on its future result of operations. For additional discussion, see the section entitled “LIBOR Phase-Out” beginning on page 61 of this report.
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

Financial Condition
The following table provides selected period-end balances as of September 30, 2022 and December 31, 2021, as well as selected average balances for the nine-month period ended September 30, 2022 and the year ended December 31, 2021. As shown in the table, the Bank’s total assets increased by 41.1 percent between December 31, 2021 and September 30, 2022, due primarily to increases in the Bank's advances, short-term liquidity holdings and mortgage loans held for portfolio, partially offset by a decrease in the Bank's long-term investments. Total consolidated obligations increased by $25.9 billion during the nine months ended September 30, 2022 as consolidated obligation discount notes increased by $18.6 billion and consolidated obligation bonds increased by $7.3 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2022
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2021
Advances	$44,238	$19,601	79.6%	$24,637
Short-term liquidity holdings
Non-interest bearing excess cash balances	—	(515)	(100.0)%	515
Interest-bearing deposits	1,820	934	105.4%	886
Securities purchased under agreements to resell	14,600	3,950	37.1%	10,650
Federal funds sold	9,294	4,513	94.4%	4,781
Trading securities
U.S. Treasury Bills	—	(2,250)	(100.0)%	2,250
U.S. Treasury Notes	587	490	505.2%	97
Total short-term liquidity holdings	26,301	7,122	37.1%	19,179
Long-term investments
Trading securities (U.S. Treasury Note)	99	(9)	(8.3)%	108
Available-for-sale securities	14,002	(1,286)	(8.4)%	15,288
Held-to-maturity securities	327	(267)	(44.9)%	594
Total long-term investments	14,428	(1,562)	(9.8)%	15,990

Mortgage loans held for portfolio, net	4,240	749	21.5%	3,491
Total assets	89,551	26,063	41.1%	63,488

Consolidated obligations
Consolidated obligations — bonds	51,838	7,324	16.5%	44,514
Consolidated obligations — discount notes	29,591	18,588	168.9%	11,003
Total consolidated obligations	81,429	25,912	46.7%	55,517

Mandatorily redeemable capital stock	13	6	85.7%	7
Capital stock	3,013	820	37.4%	2,193
Retained earnings	1,741	183	11.7%	1,558

Average total assets	68,705	8,860	14.8%	59,845
Average capital stock	2,591	461	21.6%	2,130
Average mandatorily redeemable capital stock	12	4	50.0%	8

Advances
The Bank's advances balances (at par value) increased by $20.4 billion (84 percent) during the first nine months of 2022. The increase in advances was spread broadly across the Bank's membership. The Bank believes the increase in advances was due in part to a decline in members' liquidity levels and healthy demand for loans at member institutions. Some of the Bank's larger members also used advances to fund investment activities. With an increase of $5.7 billion (304 percent), the Bank's savings institution members had the largest percentage increase in advances during the first nine months of the year. The increase for this segment of the Bank's membership was driven by new advances to Beal Bank USA ($3.4 billion) and USAA Federal Savings Bank ($2.0 billion). With these new borrowings, Beal Bank USA and USAA Federal Savings Bank were the Bank's second largest borrower and sixth largest borrower, respectively, at September 30, 2022.
The following table presents advances outstanding, by type of institution, as of September 30, 2022 and December 31, 2021.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial banks	$23,100	52%	$13,181	54%
Insurance companies	7,867	18	6,814	28
Savings institutions	7,587	17	1,880	8
Credit unions	6,006	13	2,396	10
Community Development Financial Institutions	24	—	25	—
Total member advances	44,584	100	24,296	100
Housing associates	98	—	116	—
Non-member borrowers	140	—	—	—
Total par value of advances	$44,822	100%	$24,412	100%
Total par value of advances outstanding to CFIs (1)	$4,914	11%	$3,153	13%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of September 30, 2022 and December 31, 2021 based upon the definitions of CFIs that applied as of those dates.
At September 30, 2022, advances outstanding to the Bank’s five largest borrowers totaled $13.3 billion, representing 29.8 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2021 totaled $10.1 billion, representing 41.4 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2022.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2022
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
American General Life Insurance Company	$3,448	7.7%
Beal Bank USA	3,400	7.6
NexBank	2,294	5.1
Life Insurance Company of the Southwest	2,106	4.7
Cadence Bank	2,101	4.7
	$13,349	29.8%

The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2022 and December 31, 2021.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2022		December 31, 2021
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$34,888	77.8%	$17,583	72.0%
Adjustable/variable-rate indexed	9,058	20.2	5,792	23.7
Amortizing	876	2.0	1,037	4.3
Total par value	$44,822	100.0%	$24,412	100.0%
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

Short-Term Liquidity Holdings
At September 30, 2022, the Bank’s short-term liquidity holdings were comprised of a $14.6 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $9.3 billion of overnight federal funds sold, $1.8 billion of overnight interest-bearing deposits and $0.6 billion of U.S. Treasury Notes. At December 31, 2021, the Bank’s short-term liquidity portfolio was comprised of a $10.7 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $4.8 billion of overnight federal funds sold, $2.2 billion of U.S. Treasury Bills, $0.9 billion of overnight interest-bearing deposits, $0.5 billion of excess cash held at the Federal Reserve and $0.1 billion of U.S. Treasury Notes. All of the Bank's federal funds sold during the nine months ended September 30, 2022 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties.
As of September 30, 2022, the Bank’s overnight federal funds sold consisted of $3.5 billion sold to counterparties rated double-A, $5.1 billion sold to counterparties rated single-A and $0.7 billion sold to counterparties rated triple-B. At that same date, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance maturities and prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2021 10-K. For the nine months ended September 30, 2022, the Bank's core mission asset ("CMA") ratio was 72.0 percent. In comparison, the Bank's CMA ratio was 66.4 percent for the year ended December 31, 2021.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2022 and December 31, 2021 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
September 30, 2022	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$1	$279	$99	$379	$2
GSE obligations	—	3,177	—	3,177	—
Total debentures	1	3,456	99	3,556	2

Mortgage-backed securities ("MBS") portfolio
GSE residential MBS	299	—	—	299	296
GSE commercial MBS	—	10,546	—	10,546	—
Non-agency residential MBS	27	—	—	27	32
Total MBS	326	10,546	—	10,872	328
Total long-term investments	$327	$14,002	$99	$14,428	$330

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2021	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$2	$418	$108	$528	$2
GSE obligations	—	4,546	—	4,546	—
State housing agency obligation	75	—	—	75	75
Other	—	38	—	38	—
Total debentures	77	5,002	108	5,187	77

Mortgage-backed securities portfolio
GSE residential MBS	485	—	—	485	489
GSE commercial MBS	—	10,286	—	10,286	—
Non-agency residential MBS	32	—	—	32	40
Total MBS	517	10,286	—	10,803	529
Total long-term investments	$594	$15,288	$108	$15,990	$606

The Bank did not sell any available-for-sale securities during the nine months ended September 30, 2022 or 2021. During the three months ended September 30, 2022, the Bank sold $101.2 million (par value) of GSE residential MBS ("RMBS") classified as held-to-maturity securities. The gains recognized on these sales totaled $0.1 million. The Bank did not sell any held-to-maturity securities during the nine months ended September 30, 2021 or the six months ended June 30, 2022.

During the nine months ended September 30, 2022, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $167 million and $2.258 billion, respectively. During the nine months ended September 30, 2021, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $223 million and $219 million, respectively. During the three and nine months ended September 30, 2022, 17 and 37 GSE commercial MBS ("CMBS") with aggregate par values of $490 million and $1.0 billion, respectively, were prepaid. In connection with these prepayments, the Bank received yield maintenance fees totaling $1.7 million and $26.7 million, respectively. Three GSE CMBS totaling $56 million were prepaid during the three and nine months ended September 30, 2021. In connection with these prepayments, the Bank received yield maintenance fees totaling $5.5 million. The yield maintenance fees are recorded in interest income on available-for-sale securities, net of unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities. The net amounts recorded in net interest income totaled $17.2 million and $41.6 million for the three and nine months ended September 30, 2022, respectively. The net amounts were not significant for the three and nine months ended September 30, 2021.

The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $11.5 billion as of September 30, 2022, which represented 242 percent of its total regulatory capital at that date. Given the constraints imposed by the Finance Agency's guidance regarding core mission achievement, the Bank did not purchase any MBS in 2020, 2021 or the first three months of 2022. With capacity to purchase MBS and its year-to-date CMA ratio above 70 percent, the Bank acquired (based on trade date) $2.6 billion of GSE CMBS during the six months ended September 30, 2022. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE CMBS if attractive opportunities are available and provided it is reasonably confident (at the time of purchase) that it can maintain its CMA ratio at or above 70 percent.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of September 30, 2022, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 15 of this report).
As of September 30, 2022, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P.
All but one of the Bank’s non-agency RMBS are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of September 30, 2022. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.
NON-AGENCY RMBS CREDIT RATINGS
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$676	$676	$676	$625	$51
Single-A	2	4,485	4,485	4,485	4,248	237
Triple-B	2	1,292	1,292	1,292	1,246	46
Single-B	4	6,906	6,749	6,256	6,167	646
Triple-C	12	22,546	16,812	13,765	19,980	646
Not Rated	1	37	37	37	36	1
Total	22	$35,942	$30,051	$26,511	$32,302	$1,627
At September 30, 2022, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $4 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $32 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2021, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $4 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $39 million.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($335 million par value at September 30, 2022) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2022, one-month LIBOR was 3.14 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.46 percent. The largest concentration of embedded effective caps ($289 million) was between 6.00 percent and 7.00 percent. As of September 30, 2022, one-month LIBOR rates were 281 basis points below the lowest effective interest rate cap embedded in the CMO floaters.

Mortgage Loans Held For Portfolio
As of September 30, 2022 and December 31, 2021, mortgage loans held for portfolio (net of allowance for credit losses) were $4.2 billion and $3.5 billion, respectively, representing approximately 4.7 percent and 5.5 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its participating financial institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $4.180 billion of the $4.187 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at September 30, 2022 were conventional loans, almost all of which were acquired since 2016. The remaining $7 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
During the three and nine months ended September 30, 2022, the Bank acquired mortgage loans totaling $365 million ($366 million unpaid principal balance) and $1.179 billion ($1.184 billion unpaid principal balance), respectively. In comparison, the Bank acquired mortgage loans totaling $403 million ($394 million unpaid principal balance) and $951 million ($931 million unpaid principal balance) during the three and nine months ended September 30, 2021, respectively. All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. The Bank’s mortgage loan purchases were lower in early 2021 as pricing remained generally unattractive in the wake of the Federal Reserve's response to the COVID-19 pandemic. With relatively better pricing since then, the Bank's mortgage loan purchases increased, before declining slightly in the third quarter of 2022 due to a slowdown in originations resulting from the significant increase in mortgage interest rates. In addition, with the low level of mortgage interest rates during the first half of 2021, mortgage prepayment activity was relatively high during that period. While still elevated, prepayment activity began to slow somewhat during the three months ended September 30, 2021. During the first nine months of 2022, increasing mortgage interest rates led to a significant reduction in mortgage prepayment activity. During the three and nine months ended September 30, 2022, mortgage loan prepayments totaled $75 million and $328 million, respectively, compared to $244 million and $943 million during the three and nine months ended September 30, 2021, respectively.
The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming a limited first loss obligation defined as the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the required credit enhancement obligation ("CE Obligation") as specified in the master agreement (“Second Loss Credit Enhancement”). The FLA is a memo account that is used to track the Bank's exposure to losses until the CE Obligation is available to cover losses. The CE Obligation is the amount of credit enhancement needed for a master commitment to have an estimated rating that is equivalent to an investment grade rated MBS. Credit enhancement levels are set by the Bank using an NRSRO model and are currently set at a triple-B plus equivalent. The Bank assumes all losses in excess of the Second Loss Credit Enhancement.
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $554,000 and $438,000 during the three months ended September 30, 2022 and 2021, respectively, and $1,601,000 and $1,382,000 during the nine months ended September 30, 2022 and 2021, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $3,221,000 and $3,124,000 at September 30, 2022 and December 31, 2021, respectively.
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

Consolidated Obligations and Deposits
During the nine months ended September 30, 2022, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $9.7 billion and its outstanding consolidated obligation discount notes (at par value) increased by $18.8 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2022 and December 31, 2021.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2022		December 31, 2021
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate SOFR-indexed non-callable	$12,722	23.4%	$9,947	22.2%
Fixed-rate
Callable	26,234	48.2	17,988	40.2
Non-callable	6,762	12.4	12,017	26.8
Step-up
Callable	7,872	14.5	4,717	10.6
Non-callable	825	1.5	105	0.2
Callable step-down	15	—	—	—
Total par value	$54,430	100.0%	$44,774	100.0%
During the first nine months of 2022, the Bank issued $28.5 billion of consolidated obligation bonds and approximately $75.3 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used to replace maturing consolidated obligation bonds and discount notes and to fund increases in the Bank's advances and short-term liquidity holdings. At September 30, 2022 and December 31, 2021, discount notes comprised approximately 36 percent and 20 percent, respectively, of the Bank's total consolidated obligations. During the nine months ended September 30, 2022, the Bank's bond issuance (based on trade date and par value) consisted of approximately $13.0 billion of swapped fixed-rate callable bonds (including step-up bonds), $3.6 billion of fixed-rate, predominately short-term non-callable bonds (which were not swapped), and $14.1 billion of SOFR-indexed non-callable bonds.
The weighted average LIBOR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated LIBOR minus 23 basis points during the three months ended September 30, 2022, compared to LIBOR minus 39 basis points during the three months ended June 30, 2022 and LIBOR minus 18 basis points during the three months ended September 30, 2021. During the second quarter of 2022, concerns regarding high inflation, the number and magnitude of anticipated FOMC interest rate hikes in response to that inflation, and the potential for an economic recession caused investors to seek high quality short-term investments, including FHLBank consolidated obligations, particularly discount notes. The Bank was able to take advantage of this demand for FHLBank debt, and the resulting improvement in funding costs, by issuing primarily discount notes and swapped callable bonds at attractive rates during the second quarter of 2022. The Bank's funding needs increased significantly during the third quarter of 2022. Because SOFR-indexed bonds are a liquid source of funding that can be readily issued in large quantities, the Bank relied more heavily on this more expensive source of funding in the third quarter, resulting in an increase in the Bank's LIBOR-equivalent cost of debt.
Demand and term deposits were $1.7 billion and $1.6 billion at September 30, 2022 and December 31, 2021, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $3.0 billion and $2.2 billion at September 30, 2022 and December 31, 2021, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $2.6 billion and $2.1 billion for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.
Mandatorily redeemable capital stock outstanding at September 30, 2022 and December 31, 2021 was $12.9 million and $6.7 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At September 30, 2022 and December 31, 2021, the Bank’s five largest shareholders collectively held $598 million and $503 million, respectively, of capital stock, which represented 19.8 percent and 23.0 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2022.
FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2022
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
American General Life Insurance Company	$159,545	5.3%
Beal Bank USA	121,153	4.0
Cadence Bank	118,114	3.9
NexBank	108,729	3.6
Randolph-Brooks Federal Credit Union	90,136	3.0
	$597,677	19.8%

As of September 30, 2022, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

The following table presents outstanding capital stock, by type of institution, as of September 30, 2022 and December 31, 2021.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2022		December 31, 2021
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,589	53%	$1,091	50%
Credit unions	641	21	576	26
Insurance companies	413	14	378	17
Savings institutions	369	12	146	7
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	3,013	100	2,192	100
Mandatorily redeemable capital stock	13	—	7	—
Total regulatory capital stock	$3,026	100%	$2,199	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. During the nine months ended September 30, 2022, the activity-based investment requirement was 4.1 percent of outstanding advances and 0.1 percent of outstanding letters of credit, except as described below. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.

On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. At September 30, 2022, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $496 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from April 19, 2021 through December 31, 2021 and (2) had a maturity of 32 days or greater. For advances that were funded on or prior to April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. On December 8, 2021, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2021 to December 31, 2022. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement can be applied is $5.0 billion. If, at the time of funding an advance that would otherwise be eligible for the reduced capital stock investment requirement, the then outstanding balance of advances made pursuant to this offering totals $5 billion, then the standard capital stock investment requirement of 4.1 percent will apply. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continues to apply to all other advances that are funded during the period from April 1, 2020 through December 31, 2022. At September 30, 2022, advances outstanding under this program totaled approximately $5.0 billion.
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
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the nine months ended September 30, 2022, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 28, 2022, June 27, 2022 and September 26, 2022, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 28, 2022, June 27, 2022 and September 26, 2022, the Bank repurchased surplus stock totaling $57.0 million, $143.0 million and $82.2 million, respectively, none of which was classified as mandatorily redeemable capital stock at that date.
On March 28, 2022, June 27, 2022 and September 26, 2022, the Bank also repurchased all excess stock held by non-member shareholders as of those date. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled less than $1,000, $2.1 million and $820,000, respectively.
At September 30, 2022, the Bank’s excess stock totaled $817.0 million, which represented 0.91 percent of the Bank’s total assets as of that date.
During the nine months ended September 30, 2022, the Bank’s retained earnings increased by $183 million, from $1.558 billion to $1.741 billion. During this same period, the Bank paid dividends on capital stock totaling $18.6 million, which represented a weighted average annualized dividend rate of 1.06 percent. These dividends were paid in the form of capital stock with any fractional shares paid in cash. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.09 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2021) and 1.09 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2021 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2021 through December 31, 2021, were paid on March 29, 2022. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 0.23 percent (a rate equal to average one-month LIBOR for the first quarter of

2022) and 1.23 percent (a rate equal to average one-month LIBOR for the first quarter of 2022 plus 1.0 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2022 through March 31, 2022, were paid on June 28, 2022. The Bank’s third quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 1.02 percent (a rate equal to average one-month LIBOR for the second quarter of 2022) and 2.02 percent (a rate equal to average one-month LIBOR for the second quarter of 2022 plus 1.0 percent), respectively. The third quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from April 1, 2022 through June 30, 2022, were paid on September 27, 2022.
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
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2021 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At September 30, 2022, the Bank’s total risk-based capital requirement was $826 million, comprised of credit risk, market risk and operations risk capital requirements of $288 million, $347 million and $191 million, respectively, and its permanent capital was $4.767 billion.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at September 30, 2022 or December 31, 2021. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the nine months ended September 30, 2022, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2022, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.32 percent and 7.98 percent, respectively. The Bank's capital stock-to-assets ratio was 3.84 percent for the month ended September 30, 2022. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2022 and December 31, 2021, see “Item 1. Financial Statements” (specifically, Note 14 on page 32 of this report).
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

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2022 and December 31, 2021.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
September 30, 2022
Advances	$12,794	$1,265	$—	$—	$14,059
Investments	—	14,736	—	1,153	15,889
Mortgage loans held for portfolio	—	—	—	535	535
Consolidated obligation bonds	—	38,357	—	186	38,543
Consolidated obligation discount notes	—	—	1,066	4,602	5,668
Intermediary positions	—	—	—	119	119
Counterparty exposures	—	—	—	16,300	16,300
Other	—	—	—	425	425
Total notional balance	$12,794	$54,358	$1,066	$23,320	$91,538
December 31, 2021
Advances	$9,324	$483	$—	$265	$10,072
Investments	—	14,398	—	3	14,401
Mortgage loans held for portfolio	—	—	—	898	898
Consolidated obligation bonds	—	24,112	—	—	24,112
Consolidated obligation discount notes	—	—	1,066	900	1,966
Intermediary positions	—	—	—	172	172
Counterparty exposures	—	—	—	1,000	1,000
Other	—	—	—	425	425
Total notional balance	$9,324	$38,993	$1,066	$3,663	$53,046
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of September 30, 2022, the Bank had cleared trades outstanding with notional amounts totaling $38.6 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted a majority of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2022, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $52.8 billion.

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
The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2022.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	2	$75.0	$0.2	$—	$—	$0.2
Cleared derivatives (3)	—	36,998.3	38.2	(0.1)	411.8	449.9
Liability positions with credit exposure
Single-A(4)	6	39,617.8	(1,184.6)	1,212.4	—	27.8
Triple-B	1	9.9	—	0.2	—	0.2
Cleared derivatives (3)	—	1,642.0	(1.3)	—	26.1	24.8
Total derivative positions with non-member counterparties to which the Bank had credit exposure	9	78,343.0	(1,147.5)	1,212.5	437.9	502.9
Asset positions without credit exposure	1	22.0	—	(0.1)	—	—
Liability positions without credit exposure	8	13,092.2	(829.3)	813.4	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	9	13,114.2	(829.3)	813.3	—	—
Total non-member counterparties	18	91,457.2	(1,976.8)	$2,025.8	$437.9	$502.9

Member institutions
Interest rate exchange agreements (5)
Asset positions	1	9.3	—
Liability positions	2	50.0	(0.5)
Mortgage delivery commitments	—	21.6	(0.4)
Total member institutions	3	80.9	(0.9)
Total	21	$91,538.1	$(1,977.7)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of September 30, 2022.
(2)Includes amounts that had not settled as of September 30, 2022.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for liability positions with credit exposure to counterparties rated single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $3.8 billion and net credit exposure of $2.3 million.
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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank is able in certain instances to continue to enter into uncleared trades on a bilateral basis, transactions entered into on and after September 1, 2022 are subject to new minimum initial margin requirements if certain thresholds are met. Since these requirements took effect, the Bank has not yet had to post initial margin relating to its bilaterally traded derivatives. For additional discussion, see the section entitled "Legislative and Regulatory Developments" in Item 1. Business in the 2021 10-K.

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

The following table presents the Bank's LIBOR-indexed financial instruments by contractual maturity at September 30, 2022. Some of the Bank's derivatives contain call options which, if exercised, could result in earlier terminations. In addition, it is possible that some of the Bank's MBS holdings could be prepaid, reducing the balance of these investments maturing after June 30, 2023.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

	Three Months Ended December 31, 2022	Six Months Ended June 30, 2023
			Thereafter	Total
Instruments with receipts indexed to LIBOR
Investments (par value)
Non-MBS	$—	$—	$1	$1
MBS	—	—	335	335
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	150	354	15,662	16,166
Uncleared	21	23	1,815	1,859
Total par/notional amount	$171	$377	$17,813	$18,361

Instruments with payments indexed to LIBOR
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	$347	$488	$1,263	$2,098
Uncleared	30	20	139	189
Total par/notional amount	$377	$508	$1,402	$2,287

At September 30, 2022, the Bank had outstanding standby bond purchase agreements totaling $883.2 million which expire in 2023, 2024, 2025, 2026 and 2027. Under the terms of these agreements, the Bank could be required to purchase and hold the subject bonds for a period of time. If this were to occur, the Bank would earn interest on the bonds at specified rates indexed to the greater of one-month LIBOR or the Federal Funds rate. The standby bond purchase agreements that expire after June 30, 2023 will fall back to a SOFR-based rate in the event one-month LIBOR is no longer available after that date. For further discussion of these standby bond purchase agreements, see “Item 1. Financial Statements” (specifically, Note 17 on page 36 of this report).

Results of Operations
Net Income
Net income for the three months ended September 30, 2022 and 2021 was $94.7 million and $41.3 million, respectively. The Bank’s net income for the three months ended September 30, 2022 represented an annualized return on average capital stock (“ROCS”) of 12.86 percent. In comparison, the Bank’s ROCS was 7.45 percent for the three months ended September 30, 2021. Net income for the nine months ended September 30, 2022 and 2021 was $201.3 million and $117.2 million, respectively. The Bank’s net income for the nine months ended September 30, 2022 represented an annualized ROCS of 10.39 percent. In comparison, the Bank’s ROCS was 7.44 percent for the nine months ended September 30, 2021. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended September 30, 2022 and 2021, the Bank’s income before assessments was $105.2 million and $45.8 million, respectively. As discussed in more detail below, the $59.3 million increase in income before assessments from period to period was attributable to a $68.8 million increase in net interest income after provision/reversal for mortgage loan losses and a $1.2 million decrease in other expense partially offset by a $10.7 million unfavorable change in other income (loss).
During the nine months ended September 30, 2022 and 2021, the Bank’s income before assessments was $223.7 million and $130.2 million, respectively. As discussed in more detail below, the $93.5 million increase in income before assessments from period to period was attributable to a $129.9 million increase in net interest income after provision/reversal for mortgage loan losses and a $4.9 million decrease in other expense partially offset by a $41.3 million unfavorable change in other income (loss).
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision/Reversal for Mortgage Loan Losses
For the three months ended September 30, 2022, the Bank’s net interest income (after provision/reversal for mortgage loan losses) was $136.1 million compared to $67.3 million for the comparable period in 2021. The $68.8 million increase in net interest income for the three months ended September 30, 2022, as compared to the corresponding period in 2021, was due largely to an increase in the average balances of the Bank's interest-earning assets from $59.0 billion during the three months ended September 30, 2021 to $77.3 billion during the comparable period in 2022, net yield maintenance fees received in connection with GSE CMBS prepayments that occurred during the three months ended September 30, 2022 (as previously discussed in the Long-Term Investments section beginning on page 52 of this report) and higher rates of return on the Bank's invested capital, partially offset by a $5.8 million decrease in fair value hedge ineffectiveness gains from period to period (which, as further discussed below, is offset in part by mitigation activities undertaken by the Bank, the results of which are recorded in other income/loss).
For the nine months ended September 30, 2022, the Bank’s net interest income (after provision/reversal for mortgage loan losses) was $328.4 million compared to $198.5 million for the comparable period in 2021. The $129.9 million increase in net interest income for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, was due largely to an increase in the average balances of the Bank's interest-earning assets from $59.1 billion during the nine months ended September 30, 2021 to $69.6 billion during the comparable period in 2022, net yield maintenance fees received in connection with GSE CMBS prepayments that occurred during the first nine months of 2022 (as previously discussed in the Long-Term Investments section beginning on page 52 of this report) and higher rates of return on the Bank's invested capital, partially offset by a $5.7 million decrease in fair value hedge ineffectiveness gains from period to period.
For the three months ended September 30, 2022 and 2021, the Bank’s net interest margin was 72 basis points and 46 basis points, respectively. The Bank’s net interest margin was 63 basis points and 45 basis points for the nine months ended September 30, 2022 and 2021, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 52 basis points and 45 basis points for the three months ended September 30, 2022 and 2021, respectively, and 53 basis points and 44 basis points for the nine months ended September 30, 2022 and 2021, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income. In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net yield maintenance fees on GSE CMBS.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended September 30, 2022 and 2021, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by ($1,614,000) and $218,000, respectively, increased interest income on available-for-sale securities by $5,345,000 and $3,089,000, respectively, and increased (reduced) interest expense on consolidated obligations by $601,000 and ($5,626,000), respectively. In aggregate, these amounts increased net interest income by $3,130,000 and $8,933,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by ($1,102,000) and $573,000, respectively, increased interest income on available-for-sale securities by $22,872,000 and $17,905,000, respectively, and increased (reduced) interest expense on consolidated obligations by $4,828,000 and ($4,162,000), respectively. In aggregate, these amounts increased net interest income by $16,942,000 and $22,640,000 for the nine months ended September 30, 2022 and 2021, respectively.
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
As allowed under U.S. GAAP, the Bank has designated the hedged risk associated with its investments in available-for-sale securities acquired in 2022 as the SOFR benchmark interest rate component, thereby excluding the credit spread from the hedged items’ contractual cash flows. Long-haul hedging relationships that are based upon the benchmark rate component of the contractual coupon cash flows are expected to generate significantly less periodic earnings variability than the Bank’s other (pre-2022) available-for-sale hedging relationships which are based upon the securities’ contractual cash flows. During the three and nine months ended September 30, 2022, the fair value hedge ineffectiveness losses associated with the Bank’s available-for-sale benchmark component hedging relationships ($2.6 billion notional swaps hedging $2.6 billion of GSE CMBS that were purchased during the second and third quarters of 2022) totaled $1,728,000 and $1,811,000, respectively.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 1 basis point during the three months ended September 30, 2021 to 20 basis points during the three months ended September 30, 2022 and increased from 1 basis point during the nine months ended September 30, 2021 to 10 basis points during the nine months ended September 30, 2022. The increase in the impact of non-interest bearing funds for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, is primarily due to the increase in short-term interest rates between the periods.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2022 and 2021.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$3,369	$20	2.27%	$1,096	$—	0.11%
Securities purchased under agreements to resell	728	5	2.43%	449	—	0.05%
Federal funds sold	8,455	47	2.22%	3,751	1	0.09%
Investments
Trading	1,391	3	0.83%	1,311	1	0.27%
Available-for-sale (3)	13,842	121	3.50%	16,035	33	0.82%
Held-to-maturity (3)	406	2	2.66%	716	1	0.70%
Advances (4)	45,045	268	2.38%	32,327	30	0.37%
Mortgage loans held for portfolio (5)	4,058	31	3.12%	3,275	21	2.48%
Total earning assets	77,294	497	2.57%	58,960	87	0.59%
Cash and due from banks	41			90
Other assets	249			185
Derivatives netting adjustment (2)	(1,741)			(375)
Fair value adjustment on available-for-sale securities (3)	133			284
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(4)			(5)
Total assets	$75,972	497	2.62%	$59,139	87	0.59%
Liabilities and Capital
Interest-bearing deposits (2)	$1,453	8	2.11%	$1,735	—	0.03%
Consolidated obligations
Bonds	42,589	235	2.21%	45,607	13	0.11%
Discount notes	26,126	118	1.80%	7,702	7	0.33%
Mandatorily redeemable capital stock and other borrowings	29	—	2.39%	7	—	0.27%
Total interest-bearing liabilities	70,197	361	2.05%	55,051	20	0.14%
Other liabilities	2,729			572
Derivatives netting adjustment (2)	(1,741)			(375)
Total liabilities	71,185	361	2.03%	55,248	20	0.14%
Total capital	4,787			3,891
Total liabilities and capital	$75,972		1.90%	$59,139		0.13%
Net interest income		$136			$67
Net interest margin			0.72%			0.46%
Net interest spread			0.52%			0.45%
Impact of non-interest bearing funds			0.20%			0.01%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2022 and 2021 in the table above include $1.739 billion and $366 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended September 30, 2022 and 2021 in the table above include $0.1 million and $9 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $26 million and $75 million of non-accruing loans for the three months ended September 30, 2022 and 2021, respectively.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$2,469	$25	1.34%	$1,045	$1	0.11%
Securities purchased under agreements to resell	937	6	0.87%	215	—	0.06%
Federal funds sold	5,623	61	1.45%	3,525	2	0.08%
Investments
Trading	2,935	11	0.49%	3,497	8	0.30%
Available-for-sale (3)	13,720	243	2.37%	16,156	108	0.89%
Held-to-maturity (3)	494	5	1.45%	789	4	0.70%
Advances (4)	39,594	417	1.40%	30,640	95	0.41%
Mortgage loans held for portfolio (5)	3,845	83	2.88%	3,254	57	2.32%
Total earning assets	69,617	851	1.63%	59,121	275	0.62%
Cash and due from banks	92			175
Other assets	188			201
Derivatives netting adjustment (2)	(1,365)			(412)
Fair value adjustment on available-for-sale securities (3)	177			286
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(4)			(6)
Total assets	$68,705	851	1.65%	$59,365	275	0.62%
Liabilities and Capital
Interest-bearing deposits (2)	$1,701	11	0.87%	$1,781	—	0.02%
Consolidated obligations
Bonds	41,807	342	1.09%	41,200	54	0.18%
Discount notes	20,078	170	1.13%	12,296	23	0.25%
Mandatorily redeemable capital stock and other borrowings	18	—	1.70%	25	—	0.04%
Total interest-bearing liabilities	63,604	523	1.10%	55,302	77	0.18%
Other liabilities	2,053			704
Derivatives netting adjustment (2)	(1,365)			(412)
Total liabilities	64,292	523	1.08%	55,594	77	0.18%
Total capital	4,413			3,771
Total liabilities and capital	$68,705		1.02%	$59,365		0.17%
Net interest income		$328			$198
Net interest margin			0.63%			0.45%
Net interest spread			0.53%			0.44%
Impact of non-interest bearing funds			0.10%			0.01%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2022 and 2021 in the table above include $1.363 billion and $400 million, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the nine months ended September 30, 2022 and 2021 in the table above include $1 million and $11 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $34 million and $95 million of non-accruing loans for the nine months ended September 30, 2022 and 2021, respectively.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine-month periods ended September 30, 2022 and 2021. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2022 vs. 2021			September 30, 2022 vs. 2021
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$2	$18	$20	$3	$21	$24
Securities purchased under agreements to resell	1	4	5	1	5	6
Federal funds sold	2	44	46	2	57	59
Investments
Trading	—	2	2	(1)	4	3
Available-for-sale	(5)	93	88	(18)	153	135
Held-to-maturity	(1)	2	1	(2)	3	1
Advances	16	222	238	35	287	322
Mortgage loans held for portfolio	5	5	10	11	15	26
Total interest income	20	390	410	31	545	576
Interest expense
Interest-bearing deposits	—	8	8	—	11	11
Consolidated obligations
Bonds	(1)	223	222	1	287	288
Discount notes	39	72	111	22	125	147
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	38	303	341	23	423	446
Changes in net interest income	$(18)	$87	$69	$8	$122	$130

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2022 and 2021.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income (expense) associated with:
Member/offsetting derivatives	$8	$11	$26	$34
Economic hedge derivatives related to advances	—	(149)	(47)	(441)
Economic hedge derivatives related to trading securities	1,166	—	1,074	(3,520)
Economic hedge derivatives related to available-for-sale securities	(1)	(9)	(15)	(27)
Economic hedge derivatives related to consolidated obligation bonds	270	219	532	555
Economic hedge derivatives related to consolidated obligation discount notes	(4,495)	—	(4,419)	—
Economic hedge derivatives related to mortgage loans held for portfolio	1,206	120	1,091	1,482
Other stand-alone economic hedge derivatives	(377)	1,869	2,332	5,490
Total net interest income (expense) associated with economic hedge derivatives	(2,223)	2,061	574	3,573
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	251	989	2,022	4,355
Available-for-sale securities	113	25	333	123
Trading securities	(1,083)	—	—	3,532
Mortgage loans held for portfolio	28,570	120	48,610	3,990
Consolidated obligation bonds	(4,803)	45	(5,392)	—
Consolidated obligation discount notes	934	—	(7,578)	—
Other stand-alone economic hedge derivatives	(16,501)	(2,936)	(46,806)	(16,334)
Interest rate swaptions
Available-for-sale securities	(1,594)	—	(2,413)	—
Mortgage loans held for portfolio	(10,236)	347	(9,448)	3,498
Mortgage delivery commitments	(637)	(204)	(1,421)	(2,083)
Member/offsetting swaps and caps	(7)	(9)	(28)	(34)
Total fair value losses related to economic hedge derivatives	(4,993)	(1,623)	(22,121)	(2,953)
Price alignment amount on daily settled derivative contracts	233	—	292	—
Total net gains (losses) on derivatives and hedging activities	(6,983)	438	(21,255)	620
Net losses on trading securities	(3,227)	(871)	(22,428)	(7,777)
Net gains (losses) on other assets carried at fair value	(551)	(56)	(2,891)	1,153
Realized gains on sales of held-to-maturity securities	127	—	127	—
Service fees	856	749	2,302	2,032
Letter of credit fees	3,181	3,545	9,928	10,849
Standby bond purchase agreement fees	451	480	1,365	1,426
Other, net	49	315	212	377
Total other	886	4,162	(11,385)	8,060
Total other income (loss)	$(6,097)	$4,600	$(32,640)	$8,680

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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(4,439,000) and $1,059,000 for the three months ended September 30, 2022 and 2021, respectively, and totaled $(3,037,000) and $4,478,000 for the nine months ended September 30, 2022 and 2021, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both September 30, 2022 and December 31, 2021, the notional balance of these derivatives totaled $425 million. For the three months ended September 30, 2022 and 2021, the losses associated with these stand-alone economic hedge derivatives were $16.3 million and $2.9 million, respectively. The losses associated with these stand-alone economic hedge derivatives were $46.6 million and $16.3 million for the nine months ended September 30, 2022 and 2021, respectively. The mitigation activities were less effective during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions were $18.3 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $39.1 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains/losses from the commitment date to the settlement date) were $(0.6) million and $(0.2) million for the three months ended September 30, 2022 and 2021, respectively, and $(1.4) million and $(2.1) million for the nine months ended September 30, 2022 and 2021, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the three and nine months ended September 30, 2022, the losses associated with these stand-alone economic hedge derivatives were $1.6 million and $2.4 million, respectively. The Bank was not a party to any swaptions related to its GSE CMBS holdings during the nine months ended September 30, 2021.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the three and nine months ended September 30, 2022 and 2021.
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

Other
During the nine months ended September 30, 2022 and 2021, the Bank held U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate losses on these investments were $3.2 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $22.4 million and $7.8 million for the nine months ended September 30, 2022 and 2021, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes and U.S Treasury Bills held in its short-term liquidity portfolio. The gains (losses) associated with these stand-alone derivatives were $(1.1) million for the three months ended September 30, 2022 and $3.5 million for the nine months ended September 30, 2021. There were no net gains or losses associated with these stand-alone derivatives for the nine months ended September 30, 2022 or the three months ended September 30, 2021.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled $(0.6) million and $(0.1) million for the three months ended September 30, 2022 and 2021, respectively, and $(2.9) million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. The gains (losses) on the securities are offset by a corresponding increase (decrease) in amounts owed to participants in the deferred compensation plans, the expense (or credit) for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
During the three months ended September 30, 2022, the Bank sold nine held-to-maturity securities with an unpaid principal balance of $101.2 million. The gains recognized on these sales totaled $0.1 million. For each of these held-to-maturity securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The Bank did not sell any held-to-maturity securities during the nine months ended September 30, 2021 or the six months ended June 30, 2022.
Letter of credit fees totaled $3.2 million and $9.9 million for the three and nine months ended September 30, 2022, respectively, compared to $3.5 million and $10.8 million for the corresponding periods in 2021. At September 30, 2022 and 2021, outstanding letters of credit totaled $18.8 billion and $21.1 billion, respectively.
Standby bond purchase agreement fees totaled $0.5 million for both the three months ended September 30, 2022 and 2021 and $1.4 million for both the nine months ended September 30, 2022 and 2021. At September 30, 2022 and 2021, outstanding standby bond purchase agreements totaled $883 million and $940 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three and nine months ended September 30, 2022, these expenses totaled $24.8 million and $72.0 million compared to $26.0 million and $77.0 million for the corresponding periods in 2021.
Compensation and benefits were $11.2 million and $32.7 million for the three and nine months ended September 30, 2022 compared to $12.9 million and $40.2 million for the corresponding periods in 2021. The decrease in compensation and benefits for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, totaled $1.7 million and $7.5 million, respectively, and was due largely to lower expenses associated with the Bank's incentive compensation plans, its defined benefit pension plan and its non-qualified deferred compensation plans. Expenses associated with the Bank's employee and executive incentive plans were $0.8 million and $0.7 million lower during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021, due to then lower anticipated goal achievement in 2022. Expenses associated with the Bank's defined benefit pension plan were $0.8 million and $3.3 million lower during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021 due to then lower funding expectations. Compensation and benefits expenses related to the Bank's non-qualified deferred compensation plans were $0.4 million and $3.4 million lower during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021 due to changes in the fair value of the assets associated with those plans. The Bank's average headcount was 196 and 203 employees for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the Bank employed 200 people, an increase of 3 employees from December 31, 2021.
Other operating expenses for the three and nine months ended September 30, 2022 were $10.1 million and $28.7 million compared to $8.5 million and $25.8 million for the corresponding periods in 2021, representing increases of $1.6 million and $2.9 million, respectively. The increase in other operating expenses for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, resulted primarily from higher independent contractor costs. Independent contractor costs were $1.1 million and $2.5 million higher during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.
Discretionary grants and donations were $0.4 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, compared to $1.3 million and $1.6 million, respectively, for the corresponding periods in 2021. During the three months ended September 30, 2021, the Bank donated approximately $0.8 million to various food banks and relief organizations in response to Hurricane Ida.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $2.9 million and $8.9 million for the three and nine months ended September 30, 2022 as compared to $3.0 million and $8.7 million for the corresponding periods in 2021.

AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $10.5 million and $4.6 million for the three months ended September 30, 2022 and 2021, respectively, and $22.4 million and $13.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2021 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2022.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2022, the Bank’s short-term liquidity holdings were comprised of a $14.6 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $9.3 billion of overnight federal funds sold, $1.8 billion of overnight interest-bearing deposits and $0.6 billion of U.S. Treasury Notes.
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

On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the nine months ended September 30, 2022 or 2021.
The Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and fund letters of credit during a sustained capital markets disruption are set forth in an Advisory Bulletin and accompanying supervisory letter. More specifically, the Advisory Bulletin (hereinafter referred to as the “Liquidity AB”) sets forth the Finance Agency's expectations with respect to base case liquidity and funding gaps, among other things. The Liquidity AB sets forth ranges for the prescribed base case liquidity and funding gap measures and the supervisory letter identified the initial thresholds within those ranges that the Finance Agency believed were appropriate in light of then existing market conditions. The Liquidity AB does not preclude a FHLBank from temporarily reducing its liquidity position, in a safe and sound manner, below the prescribed levels, as necessary to provide unanticipated advances to members or to fund draws on standby letters of credit.
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
On and after December 31, 2020, the Finance Agency considers a FHLBank to have adequate reserves of liquid assets if the FHLBank maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if, from December 31, 2020 through December 30, 2022, the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 20 percent and negative 35 percent, respectively. The Bank was in compliance with these liquidity requirements at all times during the nine months ended September 30, 2022 with one exception. On one day during the three months ended June 30, 2022, the Bank's positive daily cash balance measurement fell to 15 calendar days due to unusually large and unforeseen advance demand. On the next day, the Bank issued consolidated obligations that were sufficient to increase this liquidity measurement beyond 20 days. On and after December 31, 2022, the Finance Agency will consider a FHLBank to have adequate liquidity to address funding gap risks if the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 15 percent and negative 30 percent, respectively.
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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below entitled "Market Value of Equity," the Bank was in compliance with this limit at September 30, 2022, June 30, 2022, March 31, 2022 and December 31, 2021.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2021	$4.030	$3.927	(2.56)%	$4.189	3.95%	$3.991	(0.97)%	$4.005	(0.62)%
March 2022	4.185	4.151	(0.83)%	3.999	(4.45)%	4.177	(0.19)%	4.129	(1.34)%
June 2022	4.815	4.831	0.33%	4.666	(3.09)%	4.835	0.42%	4.762	(1.10)%
September 2022	5.216	5.224	0.15%	5.045	(3.28)%	5.232	0.31%	5.158	(1.11)%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2021	0.35	(0.36)	(0.01)	0.20	1.53	1.55	(1.42)	(4.45)
March 2022	0.38	(0.43)	(0.05)	(0.20)	0.49	0.80	(2.44)	(3.93)
June 2022	0.31	(0.38)	(0.07)	(0.69)	(0.14)	0.27	(1.58)	(2.20)
September 2022	0.25	(0.30)	(0.05)	(0.59)	(0.02)	0.32	(1.66)	(2.63)
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

November 10, 2022	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document.
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
EX-104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL and contained in Exhibit 101.