Form 10-K
period 2022-12-31
Federal Home Loan Bank of Dallas
filed 2023-03-22
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	(214)	441-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 10, 2023, the registrant had 49,833,934 shares of its capital stock outstanding. As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $2.812 billion

Documents Incorporated by Reference: None.

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
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of December 31, 2022, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas (the "Ninth District"). The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2022, 2021 and 2020.

MEMBERSHIP SUMMARY

	December 31,
	2022	2021	2020
Commercial banks	537	552	557
Credit unions	126	126	127
Insurance companies	59	59	52
Savings institutions	52	54	55
Community Development Financial Institutions	7	7	7

Total members	781	798	798

Housing associates	8	8	8
Non-member borrowers	3	2	3

Total	792	808	809

Community Financial Institutions (“CFIs”) (1)	500	521	537
(1)The figures presented above reflect the number of members that were CFIs as of December 31, 2022, 2021 and 2020 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2022, approximately 64 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2022, CFIs were FDIC-insured institutions with average total assets as of December 31, 2021, 2020 and 2019 of less than $1.323 billion. For 2021 and 2020, the asset cap was $1.239 billion and $1.224 billion, respectively. For 2023, the asset cap is $1.417 billion.
As of December 31, 2022, 2021 and 2020, approximately 48.9 percent, 41.7 percent and 44.2 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed extensions of credit.

The Bank’s membership currently includes the majority of commercial banks and savings institutions in its district that are eligible to become members. Eligible non-members are primarily insurance companies, credit unions and smaller commercial banks that have thus far elected not to join the Bank. While the Bank anticipates that some number of these eligible non-member institutions will apply for membership each year, the Bank also anticipates that some number of its existing members will be acquired or merge with other institutions and it does not currently anticipate a substantial change in the number of member institutions.
As a cooperative, the Bank is managed with the primary objectives of enhancing the value of membership for member institutions and fulfilling its public purpose. The value of membership includes access to readily available credit and other services from the Bank, the value of the cost differential between Bank advances and other potential sources of funds and, to a lesser extent, the dividends paid on members’ investments in the Bank’s capital stock.
Business Segments
The Bank manages its operations as one business segment. Management and the Bank’s Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance. All of the Bank’s revenues are derived from U.S. operations.
Interest Income
The Bank’s interest income is derived from advances, investment activities and mortgage loans held for portfolio. Each of these revenue sources is more fully described below. During the years ended December 31, 2022, 2021 and 2020, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2022	2021	2020
Advances (including prepayment fees)	57.9%	34.3%	46.4%
Investments	35.7	45.1	40.6
Mortgage loans held for portfolio	6.4	20.6	13.0
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$1,864,745	$377,684	$791,313
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
Fixed-rate, amortizing advances. The Bank offers fixed-rate advances with a variety of final maturities and fixed amortization schedules. Standard advances offerings include fully amortizing advances with final maturities of 5, 7, 10, 15 or 20 years, and advances with amortization schedules based on maturities up to 30 years but with shorter final maturities accompanied by balloon payments of the remaining outstanding principal balance. Borrowers may also request alternative amortization schedules and maturities. Amortizing Community Investment advances can have maturities as long as 40 years. Interest is generally paid monthly and principal is repaid in accordance with the specified amortization schedule. Although these advances have fixed amortization schedules, borrowers may elect to pay a higher interest rate and have an option to prepay the advance without a fee after a specified lockout period (typically five years). Otherwise, early repayments are subject to the Bank’s standard prepayment fees.
Variable-rate advances. The Bank offers term variable-rate advances with maturities between one and ten years. The Bank offers variable-rate advances indexed to discount notes that reset every 8, 13 or 26 weeks based on the results of the FHLBank System's discount note auctions that typically occur twice every week. In addition, the Bank offers short term variable-rate advances (maturities of 30 days or less) indexed to the daily federal funds rate or that adjust daily based on the prevailing discount note market. Further, the Bank offers variable-rate advances indexed to the daily Secured Overnight Financing Rate ("SOFR") for terms ranging from 3 months to 18 months. Variable-rate advances may also include an embedded cap.

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
As of December 31, 2022, 654 of the Bank’s borrowers/potential borrowers with a total of $54.3 billion in outstanding advances were on blanket lien status, 23 borrowers/potential borrowers with $3.2 billion in outstanding advances were on specific collateral only status and 115 borrowers/potential borrowers with $11.9 billion in outstanding advances were on custody status.
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
As of December 31, 2022, the Bank’s outstanding advances (at par value) totaled $69.4 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 33.9 percent of the Bank’s total outstanding advances. Advances to the Bank’s three largest borrowers (Charles Schwab Bank, SSB, USAA Federal Savings Bank and American General Life Insurance Company) represented 14.4 percent, 5.0 percent and 5.0 percent, respectively, of the Bank’s total outstanding advances as of December 31, 2022. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
Community Investment Offerings. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program, an Economic Development Program and a Disaster Relief Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects or projects that promote recovery efforts in communities that have been declared disaster areas by the Federal Emergency Management Agency ("FEMA"). CICA advances are made at rates below the rates the Bank charges on standard advances. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit low- and very low-income households as further described below. As of December 31, 2022, the par value of advances outstanding under the CICA program totaled approximately $281.0 million, representing approximately 0.4 percent of the Bank’s total advances outstanding as of that date.
The Bank offers a Small Business Boost ("SBB") Program, which is designed to provide recoverable assistance to small businesses in their first few years of operation. SBB funds awarded to small businesses are disbursed through member institutions. In each of the years 2022, 2021 and 2020, the Bank made available $3 million for SBB loans. At December 31, 2022, $9.6 million of SBB loans were outstanding.
The Bank also offers an Affordable Housing Program (“AHP”) as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for low- and very low-income households. Each year, a portion of the amount set aside is typically allocated specifically for the Bank's Homebuyer Equity Leverage Partnership ("HELP") program, its Special Needs Assistance Program ("SNAP") and its Disaster Rebuilding Assistance ("DRA") program. HELP provides grant funds for down payment and closing cost assistance for eligible first-time homebuyers. SNAP provides grant funds to special needs homeowners for rehabilitation costs. The DRA program provides grant funds (for repair and construction costs that are not covered by insurance or federal or state emergency assistance) to low- and very low-income households in the Bank's member communities that have been declared disaster areas eligible for individual assistance by FEMA. For 2022, the Bank set aside from its 2021 AHP funds $4.0 million, $1.5 million and $1.0 million for HELP, SNAP and the DRA program, respectively. The calculation of the amount to be set aside for the Bank's AHP is further discussed below in the section entitled “AHP Assessments.” Each year, the Bank conducts a competitive application process to allocate the AHP funds set aside from the prior year’s earnings. Applications submitted by Bank members and their community partners are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications or in approved modifications thereto.

In addition, the Bank offers a Housing Assistance for Veterans ("HAVEN") program that is designed to provide grants to households of veterans or active service members who were disabled as a result of an injury during their active military service since September 11, 2001. For 2022, the Bank made available $0.3 million for the HAVEN program.
Further, the Bank offers a Partnership Grant Program ("PGP") which provides funding for the operational needs of community-based organizations ("CBOs"). CBOs include non-profit organizations involved in affordable housing, local community development funds and small business technical assistance providers. For 2022, the Bank made available $0.4 million for the PGP.
For 2023, the Bank has set aside from its 2022 AHP funds $6.5 million, $2.0 million and $1.5 million for HELP, SNAP and the DRA program, respectively. Funds available in 2023 for SBB, HAVEN and PGP are $4.0 million, $0.3 million and $0.4 million, respectively.
The Bank is developing two new voluntary programs, one of which would support in-district organizations that endeavor to resolve heir's property issues and the other of which would provide grants in support of fortified housing. Between the two programs, the Bank expects to spend up to $3.0 million in 2023, inclusive of program development costs.
Standby Letters of Credit. The Bank’s credit services also include standby letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Standby letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2022 and 2021, outstanding standby letters of credit totaled $21.5 billion and $21.7 billion, respectively, of which $29 million and $40 million, respectively, had been issued or confirmed under the Bank’s CICA program as of those dates.
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
Interest Rate Swaps, Caps and Floors. The Bank currently offers interest rate swaps to its member institutions. The Bank has in the past and will likely again at some point in the future offer interest rate caps and floors to its member institutions. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties which, if required, will be a third-party central clearinghouse. In order to be eligible, a member must have executed a master swap agreement with the Bank. The Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. At December 31, 2022 and 2021, the total notional amount of interest rate exchange agreements with members totaled $59 million and $86 million, respectively.
Standby Bond Purchase Agreements. The Bank offers standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank are specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank reserves the right to sell any bonds it purchases at any time, subject to any conditions the Bank agrees to in the standby bond purchase agreement. In November 2017, June 2018, December 2019, January 2020 and January 2021, the Bank entered into standby bond purchase agreements with a state housing finance agency located within its district. At December 31, 2022, the Bank had outstanding standby bond purchase agreements with this state housing finance agency totaling $854 million. To date, the Bank has never been required to purchase any bonds under these agreements. The Bank was not a party to any standby bond purchase agreements prior to 2017.
MPF Xtra. The Bank offers MPF Xtra® to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, which is discussed on pages 9-10 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2022, 2021 and 2020, $11.4 million, $68.5 million and $338.8 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans totaled $11,000, $47,000 and $237,000, respectively.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions, overnight reverse repurchase agreements, overnight interest-bearing deposits with highly rated domestic banks and U.S. Treasury Bills and Notes. At December 31, 2022, the Bank’s short-term investments were comprised of a $12.2 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $9.8 billion of overnight federal funds sold, $3.0 billion of overnight interest-bearing deposits and a $0.1 billion U.S. Treasury Note.
To enhance net interest income, the Bank maintains a long-term investment portfolio, which currently includes mortgage-backed securities ("MBS") issued by U.S. government-sponsored enterprises (i.e., Fannie Mae and Freddie Mac); non-agency (i.e., private label) residential MBS; non-MBS debt instruments issued or guaranteed by the U.S. government; and non-MBS debt instruments issued by U.S. government-sponsored enterprises (i.e., Fannie Mae, Freddie Mac and the Farm Credit System). The interest rate and, in the case of MBS, prepayment risk inherent in the securities is managed through a variety of debt and interest rate derivative instruments. As of December 31, 2022, 2021 and 2020, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2022		2021		2020
	Amortized Cost	Percentage	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Commercial MBS	$11,604	75.2%	$10,123	64.3%	$11,182	63.4%
Debentures	3,121	20.2	4,471	28.4	4,951	28.1
Residential MBS	288	1.9	484	3.1	740	4.2
Government-guaranteed securities	379	2.5	521	3.3	545	3.1
Non-agency residential MBS	29	0.2	37	0.2	50	0.3
Other	—	—	113	0.7	155	0.9
Total	$15,421	100.0%	$15,749	100.0%	$17,623	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital at the time of purchase. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments, which, for investment securities, are included in the definition of amortized cost basis under accounting principles generally accepted in the United States of America ("U.S. GAAP"). Using this definition, the Bank's MBS holdings totaled $12.7 billion as of December 31, 2022, which represented 217 percent of its total regulatory capital at that date. Absent other balance sheet constraints imposed by the Finance Agency, the Bank attempts to maintain its investments in MBS at or close to the regulatory dollar limit which, as of December 31, 2022, was $17.5 billion.
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
Beginning January 1, 2020, the Bank has also been prohibited, pursuant to a Finance Agency directive, from purchasing LIBOR-indexed investments that mature after December 31, 2021.
Acquired Member Assets ("AMA")
Through the MPF program, the Bank currently invests in conventional residential mortgage loans originated by its PFIs. The Bank previously purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) during the period from 1998 to mid-2003, and resumed acquiring conventional mortgage loans under this program in early 2016. All of the mortgage loans acquired during the period from 2016 to 2022 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. For the loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. Substantially all of the $4.3 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at December 31, 2022 were conventional loans acquired during the period from 2016 through 2022.
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
The CE Obligation is the amount of credit enhancement needed for a pool of loans delivered under a master commitment to be considered “AMA investment grade,” which is defined in the Finance Agency's regulations as sufficient credit enhancement such that the Bank expects to be “paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions.” The Bank assumes all losses in excess of the Second Loss Credit Enhancement. As further described below, the PFIs are paid a fee by the Bank for assuming a portion of the credit risk of the loans.
The PFI’s CE Obligation arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2022 did not include SMI. Under the AMA Regulation, any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable), rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
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
As of December 31, 2022 and 2021, MPF loans held for portfolio (net of allowance for credit losses) were $4.395 billion and $3.491 billion, respectively, representing approximately 3.8 percent and 5.5 percent, respectively, of the Bank’s total assets at each of those dates. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets. Currently, the Bank intends to continue to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.
On June 3, 2020, the Finance Agency issued a final rule which amended the FHLBank housing goals regulation. Beginning in 2023, the rule establishes a mortgage purchase housing goal target in which 20 percent of any mortgage loans that are purchased in a calendar year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The rule also establishes a separate small member participation housing goal. Under this provision of the rule, a target level of 50 percent of a FHLBank’s members that are selling mortgage loans to the FHLBank in a calendar year must be small members. The rule's housing goals apply to each FHLBank that acquires any mortgage loans during a calendar year, eliminating the previous $2.5 billion volume threshold that, if met, triggered the application of housing goals for each FHLBank. If the Finance Agency determines that a FHLBank has failed to meet any housing goal and the achievement of that housing goal was feasible, it may require the FHLBank to submit a housing plan for approval. Among other things, the housing plan would need to describe the specific actions that the FHLBank will take to achieve the housing goal for the next calendar year. It is possible that this rule could limit the Bank’s future purchase volumes. In addition, the rule could negatively impact PFI’s ability to sell loans to the Bank.

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
For the years ended December 31, 2022, 2021 and 2020, the Bank's CMA ratio was 73.0 percent, 66.4 percent and 67.7 percent, respectively.
The elevated levels of liquidity in the financial markets stemming from COVID-19 relief measures taken by the U.S. government dampened demand for the Bank's advances during the last nine months of 2020 and all of 2021. Further, during this same timeframe, the Bank's mortgage loans held for portfolio declined due to a combination of significant prepayment activity (due to historically low mortgage rates) and reduced purchase volumes (due to the Bank's less competitive mortgage pricing in the wake of the Federal Reserve's purchases of agency securities to support the flow of credit in the financial markets). The reductions in the Bank's advances and mortgage loans held for portfolio negatively impacted the Bank's CMA ratios in 2020 and 2021. In 2022, demand for advances increased significantly and mortgage prepayments moderated as a result of higher mortgage rates, both of which contributed to an increase in the Bank's CMA ratio for 2022.
For 2023, the Bank's goal is to maintain a CMA ratio of at least 70 percent. Among other things, the achievement of this goal will be dependent upon the level of demand for advances, the volume of mortgage loan purchases and prepayments, and the Bank's ability to prudently manage the level and composition of its liquidity portfolio. Currently, the Bank believes that it can achieve this goal while at the same time continuing to acquire additional long-term investments, albeit in amounts that are likely less than the amounts that could otherwise be purchased under rules that are applicable to its investment activities. If at some point in the future the Bank expected that its CMA ratio could fall below 70 percent due, for example, to a significant and unexpected decline in advances, the Bank could choose to rely more heavily on U.S. Treasury securities to meet its liquidity requirements (given the favorable treatment afforded such investments in the Bank's CMA ratio relative to other short-term investment alternatives) and/or it could elect to selectively reduce the size of its long-term investment portfolio by selling assets. Reducing the size of the Bank's long-term investment portfolio would have the effect of reducing its future earnings. Similarly, investing in U.S. Treasury securities rather than alternative short-term investments would likely reduce the Bank's earnings. The Bank has no current plan to sell any long-term investments.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2022, 2021 or 2020.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2022, 2021 or 2020.
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
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $1.182 trillion and $0.653 trillion in consolidated obligations outstanding at December 31, 2022 and 2021, respectively. The Bank was the primary obligor on $109.1 billion and $55.8 billion (at par value), respectively, of these consolidated obligations.
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

Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. At December 31, 2022 and 2021, the Bank had eligible assets free from pledge of $113.8 billion and $62.9 billion, respectively, compared to its participation in outstanding consolidated obligations of $109.1 billion and $55.8 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2022, 2021 and 2020.
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
Competition
Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of funds for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banking concerns, commercial banks, the Federal Reserve and, in certain circumstances, other FHLBanks. Historically, sources of wholesale funds for its members have included unsecured long-term debt, unsecured short-term debt such as federal funds, repurchase agreements and deposits issued into the brokered certificate of deposit market. The availability of funds through these wholesale funding sources can vary from time to time as a result of a variety of factors including, among others, market conditions, members’ creditworthiness and availability of collateral. The availability of these alternative private funding sources could significantly influence the demand for the Bank’s advances. The Bank competes against other financing sources on the basis of cost, the relative ease by which the members can access the various sources of funds, collateral requirements, and the flexibility desired by the member when structuring the liability.
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
Capital
The Bank’s capital consists of capital stock owned by its members (and, in some cases, non-member borrowers or former members as described below), plus retained earnings and accumulated other comprehensive income (loss). Consistent with the FHLB Act and the Finance Agency's regulations, the Bank’s Capital Plan requires each member to own Class B stock (redeemable with five years’ written notice subject to certain restrictions) in an amount equal to the sum of a membership investment requirement and an activity-based investment requirement. Specifically, the Bank’s Capital Plan requires members to hold capital stock in proportion to their total asset size and borrowing activity with the Bank. Members are also required to hold capital stock for letters of credit that are issued or renewed on and after April 19, 2021.
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
Because the Bank’s returns from net interest income generally track short-term interest rates, the Bank benchmarks the dividend rate that it pays on capital stock to a short-term index. In recent years, the index used for this purpose has been one-month LIBOR. In anticipation of the discontinuance of one-month LIBOR after June 30, 2023, the Bank’s Board of Directors recently adopted new dividend target ranges for Class B-1 and Class B-2 Stock that will become effective beginning with the dividends that are expected to be paid in the second quarter of 2023, such that they will be indexed to the average overnight SOFR rate. While there can be no assurances about future dividends or future dividend rates, the target range for quarterly dividends on Class B-1 Stock will be an annualized rate that approximates the average overnight SOFR rate plus 0 – 0.5 percent and the target range for quarterly dividends on Class B-2 Stock will be an annualized rate that approximates the average overnight SOFR rate plus 1.0 – 1.5 percent.
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
Finance Agency’s Review and Analysis of the FHLBanks
On July 20, 2022, Finance Agency Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services during which she indicated the Finance Agency would conduct a review and analysis of the FHLBanks to ensure that they are positioned to continue to serve the needs of today and tomorrow. As part of its review and analysis, the Finance Agency has since held a series of public listening sessions and regional roundtable discussions and has requested written comments from stakeholders. The review has been focused on the FHLBanks’ fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency and effectiveness; their role and level of support in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. The Bank anticipates that the Finance Agency's review and analysis will culminate in a written report. The report may include recommended changes in any or all of these areas, which might lead to recommendations for statutory changes, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions. While the Bank is unable at this time to predict the outcome of the Finance Agency's review and analysis, Director Thompson has publicly stated that the status quo is not acceptable.
Final Rule Implementing the Adjustable Interest Rate (LIBOR) Act
On December 16, 2022, the Board of Governors of the Federal Reserve System adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act that was signed into law on March 15, 2022. The rule, which became effective on February 27, 2023, establishes benchmark replacement rates based on SOFR for certain contracts that do not mature on or before June 30, 2023 (the “LIBOR replacement date”). Generally, the rule provides that Board-selected benchmark replacements will apply by operation of law to contracts governed by U.S. law which have any of the following characteristics: (a) contain no fallback provisions; (b) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (c) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before (i) the LIBOR replacement date or (ii) the latest date to select a benchmark replacement according to the terms of the contract. At most, the rule would have applicability to approximately $155 million (unpaid principal balance) of the Bank’s variable-rate held-to-maturity securities and two of its standby bond purchase agreements totaling $160 million that were extended in September 2022. None of the Bank’s liabilities nor any of its other assets are impacted by the rule as adequate fallback provisions are already in place for those instruments that are indexed to LIBOR. The Bank does not expect this rule to have a material effect on its financial condition or results of operations. For additional discussion, see the section entitled “LIBOR Phase-Out” beginning on page 58 of this report.
Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions
On February 24, 2023, the Financial Industry Regulatory Authority, Inc. (“FINRA”) extended, to October 25, 2023, the implementation date of its amendments to FINRA Rule 4210 which establish margin requirements for forward-settling transactions in the to be announced (“TBA”) market. When the margining requirements become effective, the Bank may be required to collateralize transactions that occur in the TBA market. In any event, the costs associated with those transactions are likely to increase.
Federal Reserve Bank Term Funding Program
On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program ("BTFP"). The BTFP offers loans of up to one year in length to any federally insured depository institution (including a bank, savings association, or credit union) or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. Eligible collateral will be valued at par and the loans will bear interest at a fixed rate equal to the one-year overnight index swap rate on the day the loan is made plus 10 basis points. The BTFP will be in effect until at least March 11, 2024. The Department of the Treasury, relying on the Exchange Stabilization Fund, will provide $25 billion in credit protection to the Federal Reserve Banks in connection with the program. While it is difficult to predict the impact that this new program could have on the Bank's business, it is possible that the BTFP could reduce demand for the Bank's advances during the term of the program.
Human Capital Resources
The Bank’s human capital is a significant contributor to the success of its strategic business objectives. In managing its human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.
Workforce Profile. The Bank’s workforce is comprised almost entirely of corporate employees, substantially all of whom are located in one office in Irving, Texas. The following table provides information regarding the Bank's workforce as of December 31, 2022, 2021 and 2020. The percentages in the table may not add to 100 percent because some employees chose not to specify ethnicity.)

Date	Number of Full-time Employees	Number of Part-time Employees	Percent Male	Percent Female	Percent Minority	Percent Non-minority
December 31, 2022	200	1	60%	40%	56%	42%
December 31, 2021	196	1	59%	41%	54%	46%
December 31, 2020	201	2	57%	43%	54%	46%

In 2022, 2021 and 2020, the Bank's turnover rate approximated 13 percent, 15 percent and 9 percent, respectively. The Bank is leanly staffed and its workforce has historically included a number of longer-tenured employees. The Bank strives to develop talent from within the organization and to supplement those efforts with external hires. The Bank believes that developing talent internally contributes to institutional strength and continuity and promotes loyalty and commitment among its employees, which furthers the Bank’s success. At the same time, adding new employees contributes to new ideas, continuous improvement, and the Bank’s goal of having a diverse and inclusive workforce. As of December 31, 2022 and 2021, the average tenure of the Bank’s employees was 9 years. None of the Bank’s employees are subject to a collective bargaining agreement.
Total Rewards. The Bank seeks to attract, develop and retain talented employees to achieve its strategic business initiatives, enhance business performance and increase shareholder value. The Bank effects these objectives through a combination of benefits and employee wellness and development programs and by recognizing and rewarding performance. Specifically, the Bank’s programs include:
•Cash compensation that includes competitive salary and performance-based incentives
•Benefits – health insurance (including medical, dental, vision and prescription drug benefits), Teladoc Health services, health and dependent care flexible spending accounts, healthcare savings accounts with employer contribution, life and accidental death and dismemberment insurance, supplemental life insurance, short- and long-term disability, 401(k) retirement savings plan with employer match, deferred compensation program for highly compensated employees and, for a group of eligible employees, defined benefit pension benefits
•Wellness program – employee assistance program, exercise classes, onsite gym, smoothie and coffee bars
•Time away from work – time off for vacation, illness, personal, holiday, volunteer opportunities and, provided certain eligibility criteria are met, sabbatical leave
•Culture – various employee resource/affinity groups, multiple cultural and inclusion initiatives, employee lounge with small meeting rooms, and outdoor meeting space with recreation activities
•Work/life balance – time off with full pay for bereavement, jury duty, court appearances and maternity and paternity leave; limited tuition reimbursement assistance for employees and their dependents and dependent tutoring through the Princeton Review
•Development programs and training – focused on leadership development, employee engagement, employee knowledge sharing, English as a Second Language, competency-based training and personal development programs, as well as a mentoring program, summer internship program, and fee reimbursement for external training programs.
The Bank’s Performance Management Program includes the use of Objectives and Key Results (“OKRs”) as well as annual performance reviews and quarterly discussions between managers and employees. The focus of the Performance Management Program is to encourage open dialogue between managers and employees to ensure that employees have the tools and training needed to do their best work.
The Bank is committed to the health, safety and wellness of its employees. In response to the COVID-19 pandemic, the Bank implemented significant operating environment changes, including safety protocols and procedures that it determined were in the best interests of the Bank’s employees. To that end, nearly all of the Bank’s employees worked remotely from mid-March 2020 to mid-March 2022. For the few employees that continued to work onsite during this period, additional safety measures were put in place. During the two years when employees were working remotely full time, the Bank conducted several employee surveys and numerous outreach activities to better understand employee needs and concerns. While working remotely, the Bank held weekly townhall meetings to share information and provide educational opportunities for employees, among other things. With the spread of the virus seemingly receding across most of the United States, substantially all of the Bank's employees returned to the office on March 22, 2022 under a hybrid work model. Initially, employees worked in the office at least two days per week and remotely the remaining days. Beginning in October 2022, the "office days" were increased to three days per week. For 2023, the Bank expects that employees will continue to work in the office at least three days per week and remotely the remaining days. Days that are designated as "office days" are the same for all employees.
Diversity, Equity and Inclusion Program. Diversity, equity and inclusion is a strategic business priority for the Bank. The Bank’s diversity, equity and inclusion officer is a member of the executive management team who reports to the President and Chief Executive Officer and serves as a liaison to the Board of Directors. The Bank recognizes that diversity increases the capacity for innovation and creativity and that inclusion allows the Bank to: (i) leverage the unique perspectives of all employees and (ii) strengthen the Bank’s retention efforts. The Bank operationalizes its commitment to diversity, equity and inclusion through the development and execution of a 3-year diversity, equity and inclusion strategic plan that includes quantifiable metrics that are used to measure its performance. These performance metrics are regularly reported to executive management and the Board of Directors. The Bank offers various opportunities for its employees to connect and grow personally and professionally through its employee resource/affinity groups and it annually holds one or more events which, through various means, focus attention on diversity, equity and inclusion topics. The Bank considers learning to be an important component of its diversity, equity and inclusion strategy and, as such, it regularly offers related educational opportunities to its employees. The Bank evaluates inclusive behaviors as part of its annual employee performance reviews and it also includes diversity, equity and inclusion as a component of its annual incentive program to ensure organizational focus and accountability.
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
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. All other things being equal, the Bank’s earnings are typically expected to rise and fall with the general level of market interest rates, particularly short-term money market rates, and the Bank's total capital and asset size. Other factors that could have an effect on the Bank’s future earnings include the level, volatility of and relationships between short-term money market rates such as federal funds and SOFR; the availability and cost of the Bank’s short- and long-term debt relative to benchmark rates such as federal funds, SOFR, and long-term fixed mortgage rates; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the extent to which the Bank's members continue to sell mortgage loans to the Bank; and the impact of uncertain economic conditions on the longer-term demand for the Bank’s credit products.
During 2022, economic growth in the United States was negatively impacted by concerns about inflation, market volatility caused by Russia's invasion of Ukraine, the lingering impact of the COVID-19 pandemic and the possibility of a near-term recession in the U.S. economy. The extent to which these concerns affect the Bank's future business will depend on many factors that remain uncertain and difficult to predict including, but not limited to, the level of and rate at which fiscal or monetary stimulus continues to be withdrawn; the length and extent of the Russia/Ukraine conflict; whether the pandemic continues to recede; and whether the U.S. economy falls into a recession and, if so, its duration and severity.
Notwithstanding the ongoing economic uncertainty, sustained long-term growth in both advances and mortgage loans held for portfolio continue to be strategic priorities for the Bank as these assets contribute to the value the Bank provides its members, as well as the Bank's earnings, core mission assets and, correspondingly, its CMA ratio.
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

ITEM 1A. RISK FACTORS
General Economic Conditions
A prolonged downturn in the economy, including the U.S. housing market, and related U.S. government monetary policies, could adversely affect our business activities and results of operations.
Our business and results of operations are sensitive to the U.S. economy and the U.S. housing market. A prolonged period of slow growth in the U.S. economy, deterioration in general economic conditions, or a downturn in the housing markets could adversely affect our borrowers, particularly those whose businesses are concentrated in the mortgage industry. For example, if home prices decline or the unemployment rate increases, the value of collateral securing member credit may decline, which could in turn increase the possibility of under-collateralization and the risk of loss if a member defaults. Deterioration in the residential mortgage markets could also affect the value of collateral securing our mortgage loan portfolio, increasing the risk of loss due to credit impairment, as well as possible realized losses if we were forced to liquidate the collateral.

Unfavorable economic and market conditions can be caused by many factors. Volatility and uncertainty in global economic and political conditions and/or concerns about financial institutions' sources of and access to liquidity can significantly affect U.S. economic conditions and financial markets. Furthermore, natural disasters, pandemics or other widespread health emergencies (such as the COVID-19 pandemic), terrorist attacks, civil unrest, geopolitical instability or conflicts (including the prolonged hostilities between Russia and Ukraine), trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses and may adversely affect our cost of or access to funding. These events may also lead to operational difficulties that could adversely affect our ability to conduct and manage our business. Any of these factors could adversely affect our business activities and results of operations.
In addition, our business and results of operations are significantly affected by the monetary policies of the U.S. government and its agencies, including the Federal Reserve. The Federal Reserve Board’s policies directly and indirectly influence interest rates on our assets and liabilities and could adversely affect the demand for advances and/or consolidated obligations as well as our financial condition and results of operations. Recent efforts by the Federal Reserve to reduce inflation, including multiple increases in the federal funds target rate, and financial difficulties experienced by some depository institutions have contributed to significant volatility in the financial markets and uncertainties about the economic outlook, including concerns about a possible recession.
Russia’s invasion of Ukraine has created significant economic and financial disruptions and uncertainties, which could adversely affect our business, financial condition, and results of operations
Russia’s invasion of Ukraine, which began in late February 2022, has affected, and may continue to affect, the level and volatility of interest rates, which could negatively impact our profitability. In addition, this conflict could adversely affect our cost of funds and our access to the capital markets, particularly for longer-term debt if investors seek the relative safety of shorter-term investments (for additional discussion, see “Changes in overall credit market conditions and/or competition for funding may adversely affect our cost of funds and our access to the capital markets.” on page 23). Further, government actions (including economic sanctions) that have been taken, and which could be expanded, in response to the conflict have resulted in an increase in commodity prices (which has contributed to higher inflation) and an increased likelihood for a slowdown in the U.S economic recovery from the COVID-19 pandemic or, worse, a recession. Prolonged higher inflation, trade disruptions, a slowdown in the economic recovery or a recession could limit our members’ business which could, in turn, lead to a reduction in our business volumes and profitability.
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
Financial services regulators and industry groups, including the International Swaps and Derivatives Association ("ISDA"), have been evaluating and are continuing to evaluate the phase-out of LIBOR and the development of alternative interest rate indices or reference rates. In 2017, the Alternative Reference Rates Committee selected SOFR, a broad measure of overnight Treasury financing transactions, as a replacement for U.S. dollar LIBOR. In 2018, the Federal Reserve Bank of New York began publishing SOFR rates and several market participants, including the FHLBank System, began issuing variable-rate debt securities indexed to SOFR. Since that time, market activity in SOFR-linked financial instruments has continued to increase. In 2020, our two derivative clearinghouse counterparties converted to SOFR discounting for purposes of valuing derivative positions and determining daily settlement amounts. In addition, ISDA published its Interbank Offered Rate Fallbacks Protocol, which contains standardized contractual language to help the users of derivatives automatically transition from LIBOR to SOFR. All of our bilateral derivative counterparties have adopted ISDA's LIBOR protocol and our clearinghouse counterparties have incorporated this language into their rulebooks. Each of our clearinghouse counterparties is expected to employ a process to convert its LIBOR-based derivatives to SOFR-linked derivatives at or shortly before the cessation date.
As noted throughout this report, many of our assets and liabilities are indexed to LIBOR. As of December 31, 2022, we had $17.4 billion (par/notional value) of financial instruments that were indexed to LIBOR and which mature after June 30, 2023. The vast majority of these instruments were clearinghouse-traded derivatives. In anticipation of the cessation of LIBOR, we have since January 1, 2023 modified or terminated a significant number of our clearinghouse-traded LIBOR-indexed derivatives that were scheduled to mature after June 30, 2023 and we intend to modify substantially all of our remaining clearinghouse-traded LIBOR-indexed derivatives that are scheduled to mature after June 30, 2023 prior to the mandatory conversion dates established by the clearinghouses.
The market transition from LIBOR to SOFR is complicated, and it has included the development of term SOFR rates and credit adjustments to accommodate differences between LIBOR and SOFR. The use of SOFR (and the transition to that rate) have created challenges for us with respect to our asset liability management activities including, but not limited to, managing the transition-related basis risk. While market activity in SOFR-linked financial instruments has continued to increase, there can be no assurance that SOFR-linked products will be available to meet our needs in a timely manner. Due to these uncertainties, we are unable to predict at this time the impact that our continuing transition from LIBOR to SOFR could have on our business, financial condition and results of operations.
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
We require that all outstanding advances and other extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. The vast majority of the collateral is assigned a borrowing capacity based on its estimated market value. During economic downturns, the number of our member institutions exhibiting significant financial stress generally increases. In addition, at any time, changes in the perceived financial strength of some or all of our member institutions could occur which, in turn, could cause the institutions to incur financial losses and/or funding challenges, or worse, to fail. If member institutions fail, and if the FDIC (or other receiver, conservator or acquiror) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in a timely manner in the event of a default by the obligor could cause us to incur a credit loss and adversely affect our financial condition or results of operations.
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
We have entered into master agreements with all of our non-member bilateral derivative counterparties that require the delivery (or return) of collateral (variation margin) consisting of cash or very liquid, highly rated securities if credit risk exposures rise above certain minimum amounts (generally ranging from $50,000 to $500,000). Upon a request made by the unsecured counterparty, the party that has the unsecured obligation to the counterparty bearing the risk of the unsecured credit exposure must deliver sufficient collateral to reduce the unsecured credit exposure to zero. In addition, excess collateral must be returned by a party in an oversecured position. Delivery or return of the collateral generally occurs within one business day and, until such delivery or return, we may be in an undersecured position, which could result in a loss in the event of a default by the counterparty, or we may be due excess collateral, which could result in a loss in the event that the counterparty is unable or unwilling to return the collateral. Our bilateral derivatives that are transacted on and after September 1, 2022 are subject to initial margin requirements when the unmargined exposure, on a counterparty-by-counterparty basis, exceeds $50 million.
Because derivative valuations are determined based on market conditions at particular points in time, they can change quickly. Even after the settlement of a derivative or the delivery or return of collateral, as the case may be, we may be in an undersecured position (or be entitled to the return of excess collateral) as the values upon which the settlement, delivery or return was based may have changed since the valuation was performed. In addition, we may incur additional losses if any non-cash collateral held by us cannot be readily liquidated at prices that are sufficient to fully recover the value of the derivatives. Further, the initial margin and any excess variation margin that we post with our derivative counterparties is over and above the amount that is needed to fully settle the value of our derivative positions and therefore exposes us to additional credit risk in the event that a bilateral or clearinghouse counterparty (or clearing member of a clearinghouse) fails.
Credit Market Conditions and Funding Risk
Changes in overall credit market conditions and/or competition for funding may adversely affect our cost of funds and our access to the capital markets.
The cost of our consolidated obligations depends in part on prevailing conditions in the capital markets at the time of issuance, which are generally beyond our control. For instance, a decline in overall investor demand for debt issued by the FHLBanks and similar issuers could adversely affect our ability to issue consolidated obligations on favorable terms or in amounts that are sufficient to meet our funding needs. Investor demand is influenced by many factors including changes or perceived changes in general economic conditions, changes in investors’ risk tolerances or balance sheet capacity, or, in the case of overseas investors, changes in preferences for holding dollar-denominated assets. Credit market disruptions tend to dampen investor demand for longer-term debt, including longer-term FHLBank consolidated obligations, making it more difficult for us to match the maturities of our assets and liabilities. In addition, changes in the relationships between the cost of our consolidated obligations and interest rate swaps could increase our net cost of funds, which could negatively impact our results of operations. Further, higher long-term debt costs and/or lack of demand for our long-term debt at attractive prices (or at all) could cause us to fund some long-term assets with short-term debt, creating mismatches between the maturities of our assets and liabilities. Such mismatches expose us to refinancing risk, which is the risk that we may have difficulty rolling over our short-term obligations if market conditions change and/or investor demand for our debt is suddenly insufficient to satisfy our funding needs.
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
In January 2023, the United States reached its statutory debt limit and, since then, the U.S. Treasury has been taking extraordinary measures to prevent the United States from defaulting on its obligations. The failure by the U.S. government to adequately address its statutory debt limit in a timely manner, or continued uncertainty relating to the debt limit, could result in downgrades to the U.S. sovereign credit rating or outlook (and a downgrade to our rating or outlook and/or the rating or outlook assigned to the FHLBank System's consolidated obligations) and cause significant harm to the U.S. economy and global financial stability.
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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Since 2005, our quarter-end advances balances (at par value) have ranged from a low of $15.2 billion at March 31, 2014 to a high of $69.4 billion at December 31, 2022. High deposit levels and/or low demand for loans at member institutions could limit members’ needs for funding. A decline in the demand for advances, if significant, could negatively affect our results of operations.
We face competition for loan demand, which could adversely affect our earnings.
Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may provide more favorable terms than we do on our advances, including more flexible credit or collateral standards. By way of example, on March 12, 2023, the Federal Reserve Board announced a Bank Term Funding Program to support federally insured depository institutions in response to concerns about the banking industry following the appointment of the FDIC as receiver of two depository institutions and the decision by a third depository institution to voluntarily liquidate. Loans under the program are generally made on very favorable terms, and our depository institution members may choose to request loans under that program rather than requesting advances from us.
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
On July 20, 2022, Finance Agency Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services during which she indicated the Finance Agency would conduct a review and analysis of the FHLBanks to ensure that they are positioned to continue to serve the needs of today and tomorrow. As part of its comprehensive review and analysis (known as "FHLBank System at 100: Focusing on the Future"), the Finance Agency has since held a series of public listening sessions and regional roundtable discussions, and has requested written comments from stakeholders. The Finance Agency plans to close the public outreach phase of its comprehensive review with a three-day listening session on March 22-24, 2023. At this time, we are unable to predict what actions the Finance Agency will take as a result of this review and analysis.
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
The FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or 10 percent of their current year’s income (before charges for AHP, as adjusted for interest expense on mandatorily redeemable capital stock) for their AHPs. If the FHLBanks’ combined income does not result in an aggregate AHP contribution of at least $100 million in a given year, we could be required to contribute more than 10 percent of our income to the AHP. An increase in our AHP contribution for any reason would reduce our net income and could adversely affect our ability to pay dividends to our shareholders.
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

Our inability to attract and retain skilled labor could adversely affect our business and operations
We rely on key personnel to manage our business and conduct our operations. Competition for skilled labor from within and outside the financial services industry, including the technology sector, has recently become more intense. For instance, we experienced higher turnover and increased competition in hiring skilled personnel in 2021 and 2022, as the COVID-19 pandemic brought about significant disruptions and changes to the U.S. labor market. Similarly, we also experienced higher turnover and increased competition for independent contractors, whom we currently rely on for software development projects. Our failure to attract and retain skilled personnel and/or independent contractors, or our failure to maintain effective succession plans for key positions, could adversely affect our business and operations.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 10, 2023, the Bank had 784 shareholders and 49,833,934 shares of capital stock outstanding.
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
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. During the years ended December 31, 2022 and 2021, quarterly dividends on Class B-1 Stock were paid at annualized rates that equaled average one-month LIBOR for the preceding quarters (the then current target dividend rate for Class B-1 Stock) while quarterly dividends on Class B-2 Stock were paid at annualized rates that equaled average one-month LIBOR for the preceding quarters plus 1.0 percent (the upper end of the Bank's then current target range for dividends on Class B-2 Stock).
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
By way of example, the Bank’s fourth quarter 2022 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 2.47 percent (a rate equal to average one-month LIBOR for the third quarter of 2022) and 3.47 percent (a rate equal to average one-month LIBOR for the third quarter of 2022 plus 1.0 percent), respectively. The annualized dividend rates of 2.47 percent and 3.47 percent were applied to shareholders' average balances of Class B-1 Stock and Class B-2 Stock, respectively, which were held during the period from July 1, 2022 through September 30, 2022.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2022 and 2021.
DIVIDENDS PAID
(dollars in thousands)

	2022		2021
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$3,693	0.665%	$3,916	0.711%
Second Quarter	4,368	0.794%	3,322	0.659%
Third Quarter	10,568	1.618%	3,333	0.640%
Fourth Quarter	22,587	3.068%	3,634	0.653%

Total Dividends Paid During the Period	$41,216		$14,205
____________________________________
(1)Amounts exclude (in thousands) $3, $6, $58 and $100 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2022, respectively. For financial reporting purposes, these dividends were classified as interest expense.
(2)Amounts exclude (in thousands) $10, $8, $5 and $2 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2021, respectively. For financial reporting purposes, these dividends were classified as interest expense.
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
The following table sets forth the annualized dividend rates that were paid on Class B-1 and Class B-2 Stock during the years ended December 31, 2022 and 2021.

	2022		2021
	Class B-1	Class B-2	Class B-1	Class B-2
First Quarter	0.09%	1.09%	0.15%	1.15%
Second Quarter	0.23%	1.23%	0.12%	1.12%
Third Quarter	1.02%	2.02%	0.10%	1.10%
Fourth Quarter	2.47%	3.47%	0.09%	1.09%
On March 20, 2023, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of additional shares of Class B-1 Stock for the first quarter of 2023 at annualized rates of 3.89 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2022) and 4.89 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2022 plus 1.0 percent), respectively. The first quarter 2023 dividends, to be applied to average Class B-1 Stock and Class B-2 Stock held during the period from October 1, 2022 through December 31, 2022, will be paid on March 28, 2023.
In anticipation of the discontinuance of one-month LIBOR after June 30, 2023, the Bank’s Board of Directors recently adopted new dividend target ranges for Class B-1 and Class B-2 Stock that will become effective beginning with the dividends that are expected to be paid in the second quarter of 2023, such that they will be indexed to the average overnight SOFR rate. While there can be no assurances about future dividends or future dividend rates, the target range for quarterly dividends on Class B-1 Stock will be an annualized rate that approximates the average overnight SOFR rate plus 0 – 0.5 percent and the target range for quarterly dividends on Class B-2 Stock will be an annualized rate that approximates the average overnight SOFR rate plus 1.0 –

1.5 percent. Consistent with the Bank's current practice, dividends will be based upon shareholders' average capital stock holdings and the average benchmark index rate for the preceding quarter.
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank's estimated market value of equity. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2022, calls for the Bank to maintain a total retained earnings balance of at least $615.5 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2022 retained earnings balance of $1.834 billion exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.
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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2022, 2021 and 2020 beginning on page F-1 of this Annual Report on Form 10-K.

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
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of investments, the vast majority of which are highly rated, for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of predominately conventional mortgage loans that have been acquired through the MPF Program administered by the FHLBank of Chicago. Substantially all of the loans were acquired during the period from 2016 to 2022 and all of those loans are conventional loans. The remainder of the portfolio (less than 0.3 percent of the unpaid principal balance) is comprised of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes dividends (which are typically paid quarterly in the form of capital stock) and the value derived from access to the Bank’s products and services. Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
Financial Market Conditions
In March 2020, the President of the United States declared the COVID-19 pandemic a national emergency. The extraordinary governmental response to the pandemic in 2020 resulted in significantly higher financial market liquidity and lower interest rates during 2020 and 2021, as compared to levels before the pandemic. Many factors, some of which have been attributed to the pandemic, led to significant inflation in the U.S. beginning in 2021. In order to combat higher inflation, the Federal Reserve changed its monetary policy in 2022 by significantly increasing short-term interest rates and beginning to reduce its holdings of Treasury securities, agency debt and agency MBS, as further discussed below.
In January 2023, the Bureau of Labor Statistics reported that the U.S. unemployment rate was 3.5 percent at the end of 2022, down from 3.9 percent at the end of 2021 and 6.7 percent at the end of 2020. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index ("CPI") increased 6.5 percent for the year ended December 31, 2022, compared to an increase of 7.0 percent for the year ended December 31, 2021 and an increase of 1.4 percent for the year ended December 31, 2020. The CPI is one of the primary measures of inflation in the U.S., and the peak CPI rate of 9.1 percent for the 12 months ended June 30, 2022 was the highest such measure in the last 40 years.
In an unscheduled meeting held on March 3, 2020, the Federal Open Market Committee ("FOMC") stated that the COVID-19 outbreak posed evolving risks to economic activity and, in support of achieving its maximum employment and price stability goals, it decided to lower the target range for the federal funds rate by 50 basis points, to a range between 1.00 percent and 1.25 percent, noting that it would closely monitor developments and their implications for the economic outlook and would act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the federal funds rate in another unscheduled meeting, this time to a target range between 0 percent and 0.25 percent, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. The FOMC maintained the target for the federal funds rate at a range between 0 percent and 0.25 percent throughout the remainder of 2020 and 2021.
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
At its scheduled meetings held on May 3/4, 2022, June 14/15, 2022, July 26/27, 2022, September 20/21, 2022, November 1/2, 2022, December 13/14, 2022 and January 31/February 1, 2023, the FOMC increased the target for the federal funds rate by 0.50 percent, 0.75 percent, 0.75 percent, 0.75 percent, 0.75 percent, 0.50 percent and 0.25 percent, respectively, to a range between 4.50 percent and 4.75 percent. At its January 31/February 1, 2023 meeting, the FOMC noted that it anticipates that ongoing increases in the target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2 percent over time. In determining the pace of future increases in the target range, the FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.
In 2020, in response to the instability caused by the COVID-19 pandemic, the FOMC stated that, to support the smooth functioning of markets for Treasury securities and agency MBS that are central to the flow of credit to households and businesses, it would increase its holdings of Treasury securities by at least $500 billion and its holdings of agency MBS by at least $200 billion and would reinvest all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS. In March 2021, the FOMC further stated that it would continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency MBS by at least $40 billion per month until substantial further progress had been made toward the Committee’s maximum employment and price stability goals. At its scheduled meeting on November 2/3, 2021, the FOMC stated that, in light of the substantial further progress the economy had made toward the FOMC's goals since December 2020, it would begin reducing the monthly pace of its net asset purchases by $10 billion for Treasury securities and $5 billion for agency MBS. Beginning in November 2021, the FOMC stated it would increase its holdings of Treasury securities by at least $70 billion per month (down from $80 billion per month) and of agency MBS by at least $35 billion per month (down from $40 billion per month). Beginning in December 2021, the FOMC would increase its holdings of Treasury securities by at least $60 billion per month and of agency MBS by at least $30 billion per month. On January 26, 2022, the FOMC announced that it would continue to reduce the monthly pace of its net asset purchases, bringing them to an end in March 2022. At its May 3/4, 2022 meeting, the FOMC announced that it would begin reducing its holdings of Treasury securities and agency debt and agency MBS on June 1, 2022. Beginning on that date, principal payments from its holdings of Treasury securities and agency debt and agency MBS are reinvested to the extent that they exceed monthly caps. For Treasury securities, the cap was initially set at $30 billion per month and after three months it was increased to $60 billion per month. For agency debt and agency MBS, the cap was initially set at $17.5 billion per month and after three months it was increased to $35 billion per month. At its January 31/February 1, 2023 meeting, the FOMC stated that these reductions would continue.
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
In March 2023, several U.S. banks experienced significant deposit outflows and financial difficulties, creating stress for the banking industry and the financial markets. On March 12, 2023, the Federal Reserve announced a plan to make available additional funding to eligible depository institutions to help ensure that they have the ability to meet the needs of all their depositors, through eased access to the discount window and the creation of a new Bank Term Funding Program.

The following table presents information on various market interest rates at December 31, 2022 and 2021 and various average market interest rates for the years ended December 31, 2022, 2021 and 2020.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2022	2021	2022	2021	2020
Federal Funds Target (1)	4.50%	0.25%	1.89%	0.25%	0.53%
Average Effective Federal Funds Rate (2)	4.33%	0.07%	1.69%	0.08%	0.37%
SOFR (1)	4.30%	0.05%	1.64%	0.04%	0.36%
1-month LIBOR (1)	4.39%	0.10%	1.92%	0.10%	0.52%
3-month LIBOR (1)	4.77%	0.21%	2.40%	0.16%	0.65%
2-year LIBOR (1)	4.71%	0.94%	3.27%	0.38%	0.48%
5-year LIBOR (1)	4.02%	1.37%	3.06%	0.95%	0.59%
10-year LIBOR (1)	3.84%	1.58%	3.00%	1.46%	0.88%
3-month U.S. Treasury (1)	4.42%	0.06%	2.09%	0.04%	0.36%
2-year U.S. Treasury (1)	4.41%	0.73%	2.99%	0.27%	0.39%
5-year U.S. Treasury (1)	3.99%	1.26%	3.00%	0.86%	0.53%
10-year U.S. Treasury (1)	3.88%	1.52%	2.95%	1.45%	0.89%
____________________________________
(1)Source: Bloomberg
(2)Source: Federal Reserve Statistical Release

2022 In Summary
•The Bank ended 2022 with total assets of $114.3 billion compared with $63.5 billion at the end of 2021. The $50.8 billion increase in total assets was attributable primarily to increases in the Bank's advances ($44.3 billion), short-term liquidity portfolio ($5.9 billion) and mortgage loans held for portfolio ($0.9 billion), partially offset by a decrease in its long-term securities portfolio ($0.5 billion).
•Total advances at December 31, 2022 were $68.9 billion, compared to $24.6 billion at the end of 2021.
•Mortgage loans held for portfolio increased from $3.5 billion at December 31, 2021 to $4.4 billion at December 31, 2022.
•The Bank’s net income for 2022 was $317.2 million, which represented a return on average capital stock of 11.02 percent. In comparison, the Bank's net income for 2021 was $164.4 million, which represented a return on average capital stock of 7.72 percent for that year. For discussion and analysis of the increase in net income, see the section entitled "Results of Operations" beginning on page 59 of this report.
•At all times during 2022, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $1.834 billion at December 31, 2022 from $1.558 billion at December 31, 2021. Retained earnings represented 1.6 percent and 2.5 percent of total assets at December 31, 2022 and 2021, respectively. At December 31, 2022, the balance of the Bank's restricted retained earnings account was $330.2 million.
•In 2022, the Bank paid dividends totaling $41.2 million which, based on the applicable average capital stock balances, equated to an overall blended rate of 1.65 percent for the year.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020	2019	2018
Balance sheet (at year end)
Advances	$68,921,869	$24,637,464	$32,478,944	$37,117,455	$40,793,813
Investments (1)	40,613,512	34,653,202	25,660,696	33,918,055	29,551,929
Mortgage loans	4,400,040	3,494,389	3,426,611	4,076,613	2,185,996
Allowance for credit losses on mortgage loans	4,865	3,124	3,925	1,149	493
Total assets	114,348,556	63,488,376	64,912,526	75,381,605	72,773,290
Consolidated obligations — discount notes	46,270,265	11,003,026	22,171,296	34,327,886	35,731,713
Consolidated obligations — bonds	59,946,458	44,514,220	37,112,721	35,745,827	31,931,929
Total consolidated obligations(2)	106,216,723	55,517,246	59,284,017	70,073,713	67,663,642
Mandatorily redeemable capital stock(3)	7,453	6,657	13,864	7,140	6,979
Capital stock — putable	3,984,105	2,192,504	2,101,380	2,466,242	2,554,888
Unrestricted retained earnings	1,504,236	1,291,656	1,174,359	1,038,533	932,675
Restricted retained earnings	330,210	266,761	233,886	194,144	148,692
Total retained earnings	1,834,446	1,558,417	1,408,245	1,232,677	1,081,367
Accumulated other comprehensive income	182,526	182,770	47,260	99,049	128,001
Total capital	6,001,077	3,933,691	3,556,885	3,797,968	3,764,256
Dividends paid(3)	41,216	14,205	38,589	75,923	59,171
Income statement
Net interest income after provision/reversal for mortgage loan losses(4)	$479,672	$277,547	$309,979	$293,175	$310,466
Other income (loss)(4)	(25,446)	10,243	32,159	56,320	1,961
Other expense	101,713	105,147	121,342	96,965	91,555
Assessments	35,268	18,266	22,087	25,272	22,097
Net income	317,245	164,377	198,709	227,258	198,775
Performance ratios
Net interest margin(4)(5)	0.63%	0.46%	0.43%	0.41%	0.45%
Net interest spread (4)(6)	0.45%	0.45%	0.39%	0.28%	0.34%
Return on average assets	0.41%	0.27%	0.28%	0.32%	0.29%
Return on average equity	6.69%	4.31%	5.41%	5.96%	5.22%
Return on average capital stock (7)	11.02%	7.72%	8.17%	8.90%	7.86%
Total average equity to average assets	6.17%	6.37%	5.11%	5.35%	5.60%
Regulatory capital ratio(8)	5.09%	5.92%	5.43%	4.92%	5.01%
Dividend payout ratio (3)(9)	12.99%	8.64%	19.42%	33.41%	29.77%
Interest rates
Average effective federal funds rate (10)	1.69%	0.08%	0.37%	2.16%	1.83%
Average one-month LIBOR (11)	1.92%	0.10%	0.52%	2.22%	2.02%
Average three-month LIBOR (11)	2.40%	0.16%	0.65%	2.33%	2.31%

____________________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2022, 2021, 2020, 2019 and 2018, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.182 trillion, $0.653 trillion, $0.747 trillion, $1.026 trillion and $1.032 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $109.1 billion, $55.8 billion, $59.2 billion, $70.1 billion and $68.0 billion, respectively. The Bank records on its statement of condition only that portion of the consolidated obligations for which it has received the proceeds.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $167 thousand, $25 thousand, $110 thousand, $201 thousand and $73 thousand for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, respectively.
(4)The Bank adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") on January 1, 2019. In accordance with ASU 2017-12, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Prior to the adoption of ASU 2017-12, the Bank recorded fair value hedge ineffectiveness in other income (loss). Because prior period amounts have not been reclassified to conform to the new presentation requirements, net interest income after provision/reversal for mortgage loan losses, other income (loss), net interest margin and net interest spread for the years ended December 31, 2022, 2021, 2020 and 2019 are not comparable to 2018. Fair value hedge ineffectiveness increased (reduced) net interest income by ($5.7 million), $23.8 million, ($15.0 million) and ($17.9 million) for the years ended December 31, 2022, 2021, 2020 and 2019, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 59 of this report.
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
(10)Rates obtained from the Federal Reserve Statistical Release.
(11)Rates obtained from Bloomberg.

Financial Condition
The following table provides selected period-end balances as of December 31, 2022, 2021 and 2020, as well as selected average balances for the years ended December 31, 2022, 2021 and 2020. As shown in the table, the Bank’s total assets increased by 80.1 percent (or $50.8 billion) during the year ended December 31, 2022 after decreasing by 2.2 percent (or $1.4 billion) during the year ended December 31, 2021. The increase in total assets during the year ended December 31, 2022 was attributable primarily to increases in the Bank's advances ($44.3 billion), short-term liquidity portfolio ($5.9 billion) and mortgage loans held for portfolio ($0.9 billion), partially offset by a decrease in its long-term securities portfolio ($0.5 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2022, total consolidated obligations increased by $50.7 billion, as consolidated obligation discount notes increased by $35.3 billion and consolidated obligation bonds increased by $15.4 billion.
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
The activity in each of the major balance sheet captions is discussed in the sections following the table. Activity for the year ended December 31, 2020 is discussed in the Bank's Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the SEC on March 23, 2022 (the "2021 10-K").

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2022			December 31, 2021			Balance at December 31, 2020
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$68,922	$44,285	179.7%	$24,637	$(7,842)	(24.1)%	$32,479

Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	—	(515)	(100.0)	515	(2,585)	(83.4)	3,100
Interest-bearing deposits	3,020	2,134	240.9	886	127	16.7	759
Securities purchased under agreements to resell	12,200	1,550	14.6	10,650	9,650	965.0	1,000
Federal funds sold	9,784	5,003	104.6	4,781	3,866	422.5	915
Trading securities
U.S. Treasury Notes	89	(8)	(8.2)	97	(1,775)	(94.8)	1,872
U.S. Treasury Bills	—	(2,250)	(100.0)	2,250	(1,066)	(32.1)	3,316
Total short-term liquidity holdings	25,093	5,914	30.8	19,179	8,217	75.0	10,962

Long-term investments
Trading securities (U.S. Treasury Note)	99	(9)	(8.3)	108	(5)	(4.4)	113
Available-for-sale securities	15,106	(182)	(1.2)	15,288	(1,500)	(8.9)	16,788
Held-to-maturity securities	315	(279)	(47.0)	594	(303)	(33.8)	897
Total long-term investments	15,520	(470)	(2.9)	15,990	(1,808)	(10.2)	17,798

Mortgage loans held for portfolio, net	4,395	904	25.9	3,491	68	2.0	3,423
Total assets	114,349	50,861	80.1	63,488	(1,425)	(2.2)	64,913

Consolidated obligations
Consolidated obligations — bonds	59,946	15,432	34.7	44,514	7,401	19.9	37,113
Consolidated obligations — discount notes	46,270	35,267	320.5	11,003	(11,168)	(50.4)	22,171
Total consolidated obligations	106,216	50,699	91.3	55,517	(3,767)	(6.4)	59,284

Mandatorily redeemable capital stock	7	—	—	7	(7)	(50.0)	14
Capital stock	3,984	1,791	81.7	2,193	92	4.4	2,101
Retained earnings	1,834	276	17.7	1,558	150	10.7	1,408

Average total assets	76,832	16,987	28.4	59,845	(12,083)	(16.8)	71,928
Average capital stock	2,878	748	35.1	2,130	(303)	(12.5)	2,433
Average mandatorily redeemable capital stock	12	4	50.0	8	(15)	(65.2)	23
____________________________________
*    The percentage increase is not meaningful.
(1)     Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition

Through the date of this report, demand for the Bank's advances has been extraordinary during the first quarter of 2023, particularly during the five-day period from March 13, 2023 through March 17, 2023 in response to the turmoil in the banking industry and financial markets that was sparked by the financial difficulties experienced by some depository institutions. The increase in the Bank's advances during this period was driven largely by demand from commercial banks and savings institutions as they sought to increase their liquidity levels. The increase in advances was funded by a significant amount of new borrowings (primarily discount notes and SOFR-indexed bonds) and, to a lesser extent, by reductions in the Bank's short-term liquidity investments and issuances of capital stock.
Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2022, 2021 and 2020.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial banks	$33,026	48%	$13,181	54%	$19,415	61%
Savings institutions	20,105	29	1,880	8	1,889	6
Credit unions	8,273	12	2,396	10	3,316	10
Insurance companies	7,882	11	6,814	28	7,111	22
Community Development Financial Institutions	24	—	25	—	25	—
Total member advances	69,310	100	24,296	100	31,756	99
Housing associates	106	—	116	—	154	1
Non-member borrowers	21	—	—	—	5	—
Total par value of advances	$69,437	100%	$24,412	100%	$31,915	100%
Total par value of advances outstanding to CFIs (1)	$6,370	9%	$3,153	13%	$5,034	16%
____________________________________
(1)The figures presented above reflect the advances outstanding to CFIs as of December 31, 2022, 2021 and 2020 based upon the definitions of CFIs that applied as of those dates.

The Bank's advances balances (at par value) increased by $45.0 billion (184 percent) during the year ended December 31, 2022. The increase in advances was spread broadly across the Bank's membership with demand particularly robust from commercial banks (increase of $19.8 billion or 151 percent), savings institutions (increase of $18.2 billion or 969 percent) and credit unions (increase of $5.9 billion or 245 percent). The Bank believes the increase in advances was due in part to a decline in members' liquidity levels and healthy demand for loans at member institutions. Some of the Bank's larger members also used advances to fund investment activities. Members with more than a $2.0 billion net increase in advances during the year were Charles Schwab Bank SSB ($10.0 billion), USAA Federal Savings Bank ($3.5 billion), Beal Bank USA ($3.4 billion), Comerica Bank ($3.2 billion), Cadence Bank ($3.1 billion) and Charles Schwab Premier Bank ($2.4 billion).
During 2021, the level of liquidity in the financial markets remained significantly elevated due in large part to the various initiatives that were undertaken by the Federal Reserve during 2020 and 2021 in response to the COVID-19 pandemic, which in turn dampened demand for the Bank's advances. The Bank's advances balances (at par value) decreased $7.5 billion during 2021. Advances to commercial banks decreased $6.2 billion, contributing significantly to the overall decline in advances during 2021. Comerica Bank (the Bank's third largest borrower at December 31, 2020), Texas Capital Bank, N.A. (the Bank's second largest borrower at December 31, 2020) and Origin Bank (the Bank's ninth largest borrower at December 31, 2020) reduced their advances by $2.8 billion, $0.8 billion and $0.7 billion, respectively, during 2021. Advances outstanding to these institutions totaled $2.8 billion, $3.0 billion and $0.9 billion, respectively, at December 31, 2020. In addition, Randolph-Brooks Federal Credit Union reduced its advances by $0.9 billion, from $1.3 billion at December 31, 2020 to $0.4 billion at December 31, 2021. In 2021, the Bank's average advances ($30.9 billion par value) were significantly higher than the advances balance at

December 31, 2021 ($24.4 billion par value) due largely to intra-month borrowings by certain credit union members throughout the year.
At December 31, 2022, advances outstanding to the Bank’s five largest borrowers totaled $23.5 billion, representing 33.9 percent of the Bank’s total outstanding advances as of that date. The following table presents the Bank’s five largest borrowers as of December 31, 2022.
FIVE LARGEST BORROWERS
(par value, dollars in millions)

	As of December 31, 2022
Name	Par Value of Advances	Percent of Total Par Value of Advances
Charles Schwab Bank, SSB	$10,000	14.4%
USAA Federal Savings Bank	3,500	5.0
American General Life Insurance Company	3,448	5.0
Beal Bank USA	3,400	4.9
Comerica Bank	3,200	4.6
	$23,548	33.9%
With outstanding advances of $2.4 billion as of December 31, 2022 (representing 3.5 percent of the Bank's total outstanding advances as of that date), Charles Schwab Premier Bank, SSB, an affiliate of Charles Schwab Bank, SSB, was the Bank's eighth largest borrower at year end 2022.
As of December 31, 2021 and 2020, advances outstanding to the Bank's five largest borrowers comprised $10.1 billion (41.4 percent) and $12.3 billion (38.6 percent), respectively, of the total advances portfolio at those dates.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2022 and 2021.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2022		December 31, 2021
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$53,056	76.4%	$17,583	72.0%
Adjustable/variable-rate indexed	15,480	22.3	5,792	23.7
Amortizing	901	1.3	1,037	4.3
Total par value	$69,437	100.0%	$24,412	100.0%
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

Short-Term Liquidity Holdings
At December 31, 2022, the Bank’s short-term liquidity holdings were comprised of a $12.2 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $9.8 billion of overnight federal funds sold, $3.0 billion of overnight interest-bearing deposits and a $0.1 billion U.S. Treasury Note. At December 31, 2021, the Bank’s short-term liquidity holdings were comprised of a $10.7 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $4.8 billion of overnight federal funds sold, $2.2 billion of U.S. Treasury Bills, $0.9 billion of overnight interest-bearing deposits, $0.5 billion of excess cash held at the Federal Reserve and a $0.1 billion U.S. Treasury Note. All of the Bank's federal funds sold during 2022 and 2021 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies.
As of December 31, 2022, the Bank’s overnight federal funds sold consisted of $2.8 billion of funds sold to counterparties rated double-A, $6.0 billion of funds sold to counterparties rated single-A and $1.0 billion sold to counterparties rated triple-B. At that same date, substantially all of the Bank's overnight interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
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

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2022 and 2021 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2022	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
Debentures
U.S. government-guaranteed obligations	$1	$277	$99	$377	$1
GSE obligations	—	3,169	—	3,169	—
Total debentures	1	3,446	99	3,546	1

MBS portfolio
GSE residential MBS	288	—	—	288	283
GSE commercial MBS	—	11,660	—	11,660	—
Non-agency residential MBS	26	—	—	26	30
Total MBS	314	11,660	—	11,974	313
Total long-term investments	$315	$15,106	$99	$15,520	$314

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2021
Debentures
U.S. government-guaranteed obligations	$2	$418	$108	$528	$2
GSE obligations	—	4,546	—	4,546	—
State housing agency obligations	75	—	—	75	75
Other	—	38	—	38	—
Total debentures	77	5,002	108	5,187	77

MBS portfolio
GSE residential MBS	485	—	—	485	489
GSE commercial MBS	—	10,286	—	10,286	—
Non-agency residential MBS	32	—	—	32	40
Total MBS	517	10,286	—	10,803	529
Total long-term investments	$594	$15,288	$108	$15,990	$606

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2022. Maturities are based on the contractual maturities of the securities. All of the Bank's available-for-sale securities are fixed rate securities, substantially all of which have been swapped to a variable rate. The yields presented in the table for available-for-sale securities reflect their contractual fixed rates. The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the effect of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio.
AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Available-for-sale securities
U.S. government-guaranteed debentures	$11,893	$265,005	$—	$—	$276,898
GSE debentures	104,881	2,855,897	208,322	—	3,169,100
GSE commercial MBS	—	5,145,261	6,049,505	465,693	11,660,459
Total available-for-sale securities	$116,774	$8,266,163	$6,257,827	$465,693	$15,106,457
Held-to-maturity securities
U.S. government-guaranteed debentures	$—	$1,121	$—	$—	$1,121
Mortgage-backed securities
GSE residential MBS	4	—	2,291	285,462	287,757
Non-agency residential MBS	—	—	—	25,796	25,796
Total held-to-maturity securities	$4	$1,121	$2,291	$311,258	$314,674
Weighted average yields
Available-for-sale securities
U.S. government-guaranteed debentures	2.47%	2.59%	—%	—%	2.58%
GSE debentures	1.75	2.36	2.91	—	2.38
GSE commercial MBS	—	2.76	3.66	4.13	3.28
Yield on available-for-sale securities	1.82%	2.62%	3.63%	4.13%	3.08%
Held-to-maturity securities
U.S. government-guaranteed debentures	—%	0.76%	—%	—%	0.76%
Mortgage-backed securities
GSE residential MBS	4.79	—	4.80	4.82	4.82
Non-agency residential MBS	—	—	—	4.94	4.94
Yield on held-to-maturity securities	4.79%	0.76%	4.80%	4.83%	4.82%
During the years ended December 31, 2022 and 2021, proceeds from maturities, prepayments and paydowns of held-to-maturity securities totaled approximately $180 million and $306 million, respectively. Proceeds from maturities, prepayments and paydowns of available-for-sale securities totaled $2.386 billion and $0.772 billion during the years ended December 31, 2022 and 2021, respectively. The Bank did not sell any available-for-sale securities during the years ended December 31, 2022 or 2021. During the year ended December 31, 2022, the Bank sold $101.2 million (par value) of GSE residential MBS ("RMBS") classified as held-to-maturity securities. The gains recognized on these sales totaled $0.1 million. The Bank did not sell any held-to-maturity securities during the year ended December 31, 2021.
During the year ended December 31, 2022, 40 GSE commercial MBS ("CMBS") with an aggregate par value of $1.1 billion were prepaid. In connection with the GSE CMBS prepayments, the Bank received yield maintenance fees totaling $27.7 million. The yield maintenance fees are recorded in interest income on available-for-sale securities, net of unamortized purchase premiums and discounts and hedge basis adjustments on the prepaid securities. The net amounts recorded in interest income totaled $47.4 million.
During the year ended December 31, 2021, 13 GSE CMBS with an aggregate par value of $389 million and one state housing agency debenture with a par value of $35 million were prepaid. In connection with the GSE CMBS prepayments, the Bank received yield maintenance fees totaling $33.8 million. The net amounts recorded in interest income totaled $17.5 million.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $12.7 billion as of December 31, 2022, which represented 217 percent of its total regulatory capital at that date. Given the constraints imposed by the Finance Agency's guidance regarding core mission achievement, the Bank did not purchase any MBS in 2021 or the first three months of 2022. With capacity to purchase MBS and its year-to-date CMA ratio above 70 percent, the Bank acquired (based on trade date) $3.9 billion (par value) of GSE CMBS during the nine months ended December 31, 2022. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE CMBS if attractive opportunities are available and provided it is reasonably confident (at the time of purchase) that it can maintain its CMA ratio at or above 70 percent.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of December 31, 2022, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see the audited financial statements included in this report (specifically, Note 9 beginning on page F-25 of this report).
As of December 31, 2022, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P.
All but one of the Bank’s non-agency RMBS are rated by Moody’s and/or S&P. The following table presents the credit ratings assigned to the Bank’s non-agency RMBS holdings as of December 31, 2022. The credit ratings presented in the table represent the lowest rating assigned to the security by Moody’s or S&P.

NON-AGENCY RMBS BY CREDIT RATING
(dollars in thousands)

Credit Rating	Number of Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Estimated Fair Value	Unrealized Losses
Double-A	1	$669	$669	$669	$594	$75
Single-A	2	4,351	4,351	4,351	4,067	284
Triple-B	2	1,233	1,233	1,233	1,166	67
Single-B	4	6,686	6,527	6,059	5,947	638
Triple-C	12	22,143	16,408	13,448	18,754	903
Not Rated	1	35	36	36	34	2
Total	22	$35,117	$29,224	$25,796	$30,562	$1,969
At December 31, 2022, the Bank’s portfolio of non-agency RMBS was comprised of 3 securities with an aggregate unpaid principal balance of $3 million that are backed by first lien fixed-rate loans and 19 securities with an aggregate unpaid principal balance of $32 million that are backed by first lien option adjustable-rate mortgage (“option ARM”) loans. In comparison, as of December 31, 2021, the Bank’s non-agency RMBS portfolio was comprised of 3 securities backed by fixed-rate loans that had an aggregate unpaid principal balance of $4 million and 19 securities backed by option ARM loans that had an aggregate unpaid principal balance of $39 million.
In years prior to 2017, the Bank recorded credit impairments totaling $13.1 million on 15 of its non-agency RMBS. The vast majority of these credit impairments were recorded in 2009, 2010 and 2011. Through December 31, 2022, the Bank has amortized $1.3 million of the time value associated with these credit losses. Through this same date, actual principal shortfalls on the 15 securities have totaled $2.0 million and the Bank has recognized recoveries (i.e., increases in cash flows expected to be collected) totaling $6.5 million. At December 31, 2022, credit losses of $5.9 million are included in the amortized cost basis of the previously impaired securities, the majority of which the Bank currently expects to recover in future periods. These anticipated recoveries will either be accreted as interest income over the remaining lives of the applicable securities (if the anticipated recoveries were being accreted as of December 31, 2019) or recognized as received.
While substantially all of the Bank's RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($323 million par value at December 31, 2022) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2022, one-month LIBOR was 4.39 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 10.46 percent. The largest concentration of embedded effective caps ($270 million) was between 6.00 percent and 6.50 percent. As of December 31, 2022, one-month LIBOR rates were approximately 156 basis points below the lowest effective interest rate cap embedded in the CMO floaters.
Mortgage Loans Held For Portfolio
As of December 31, 2022 and 2021, mortgage loans held for portfolio (net of allowance for credit losses) were $4.4 billion and $3.5 billion, respectively, representing approximately 3.8 percent and 5.5 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its PFIs. During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. During the years ended December 31, 2022 and 2021, the Bank acquired mortgage loans totaling $1.423 billion ($1.431 billion unpaid principal balance) and $1.354 billion ($1.329 billion unpaid principal balance), respectively. All of the mortgage loans acquired in 2022 and 2021 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans.
The Bank’s mortgage loan purchases were low in early 2021 as pricing remained generally unattractive in the wake of the Federal Reserve's response to the COVID-19 pandemic. With relatively better pricing since then, the Bank's mortgage loan purchases increased, before declining slightly in the second half of 2022 due to a slowdown in originations resulting from the significant increase in mortgage interest rates. In addition, with the low level of mortgage interest rates during the first half of 2021, mortgage prepayment activity was relatively high during that period. While still elevated, prepayment activity began to slow somewhat during the second half of 2021. During 2022, increasing mortgage interest rates led to a significant reduction in mortgage prepayment activity. During the year ended December 31, 2022, mortgage loan prepayments totaled $380 million, of which $253 million occurred during the first half of the year. In comparison, mortgage loan prepayments totaled $1.2 billion in 2021, of which $0.7 billion occurred during the first half of the year.
The following table presents the Bank's mortgage loans held for portfolio, by contractual maturity, as of December 31, 2022 and 2021. All of the Bank's mortgage loans held for portfolio are fixed-rate loans.
MORTGAGE LOANS HELD FOR PORTFOLIO
(dollars in millions)

Redemption Term	December 31, 2022	December 31, 2021
Due in one year or less	$92	$77
Due after one year through five years	424	350
Due after five years through fifteen years	1,354	1,100
Thereafter	2,478	1,896
Total unpaid principal balance	4,348	3,423
Net premiums, discounts and deferred net derivative gains associated with mortgage delivery commitments	52	71
Total mortgage loans held for portfolio	4,400	3,494
Allowance for credit losses on mortgage loans	(5)	(3)
Mortgage loans held for portfolio, net	$4,395	$3,491
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

Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for an SMI policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2022 did not include SMI. PFIs are paid a CE fee by the Bank as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable). CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. During the years ended December 31, 2022 and 2021, mortgage loan interest income was reduced by CE fees totaling $2.2 million and $1.9 million, respectively. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2022 and 2021, performance-based CE fees that were foregone and not paid to the Bank’s PFIs were insignificant.
If a PFI fails to comply with any of the requirements of the PFI agreement, MPF guides, applicable law or the terms of mortgage documents, it may be required to repurchase the MPF loans that are impacted by such failure. During the years ended December 31, 2022 and 2021, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $8.5 million and $4.6 million, respectively.
For the Bank's conventional loans, loan payment forbearance was offered to borrowers impacted by COVID-19 in 2020, 2021 and 2022. The forbearance allows a borrower to defer loan payments for 3 months without requiring documentation from the borrower to support the requested relief. Borrowers that continue to be impacted by COVID-19 may request an extension of the loan payment forbearance for up to an additional 15 months. A hardship certification from the borrower supporting the continued hardship due to COVID-19 is required for approval of additional payment forbearance. During forbearance, late fees are not assessed. At the end of forbearance, borrowers are presented with options for bringing their mortgage loan to a current status. For further discussion, see the audited financial statements included in this report (specifically, Note 9 beginning on page F-25).
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2022.

GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	76.3%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	14.7
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	4.8
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	2.1
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	2.1
100.0%

The following table presents various ratios pertaining to the allowance for credit losses on mortgage loans as of December 31, 2022 and 2021.

MORTGAGE LOANS HELD FOR PORTFOLIO — RISK ELEMENTS AND CREDIT LOSSES
(dollars in millions)

	December 31,
	2022	2021
Net charge-offs during the year	$—	$—
Average loans outstanding during the year (before allowance for credit losses)	3,972	3,300
Allowance for credit losses at the end of the year	5	3
Mortgage loans held for portfolio at the end of the year (before allowance for credit losses)	4,400	3,494
Non-accrual loans at the end of the year	19	51
Ratio of net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.11%	0.09%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.44%	1.47%
Ratio of allowance for credit losses to non-accrual loans	25.05%	6.09%

Consolidated Obligations and Deposits
During the year ended December 31, 2022, the Bank’s consolidated obligation bonds (at par value) increased by $17.7 billion and its consolidated obligation discount notes (at par value) increased by $35.6 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2022 and 2021.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2022		December 31, 2021
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Callable	$28,801	46.1%	$17,988	40.2%
Non-callable	9,710	15.6	12,017	26.8
Non-callable SOFR-indexed variable rate	15,054	24.1	9,947	22.2
Step-up
Callable	7,616	12.2	4,717	10.6
Non-callable	1,246	2.0	105	0.2
Callable step-down	15	—	—	—
Total par value	$62,442	100.0%	$44,774	100.0%
Variable-rate bonds have variable-rate coupons that reset based on SOFR. Fixed-rate bonds have coupons that are fixed over the life of the bond. Some fixed-rate bonds contain provisions that enable the Bank to call the bonds at its option on predetermined call dates. Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and, if callable, contain provisions enabling the Bank to call the bonds at its option on predetermined dates. Callable step-down bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond and contain provisions enabling the Bank to call the bonds at its option on predetermined dates.
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31,

2022 and 2021 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by the Bank or the other FHLBanks.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed-rate consolidated obligation bonds that it issues to variable-rate instruments that periodically reset based on an index such as SOFR or, in periods prior to July 1, 2020, LIBOR. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable-rate coupon on the interest rate swap that resets based on the applicable index. Typically, the formula for the variable-rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to SOFR plus 5 basis points.
During the years ended December 31, 2022 and 2021, the Bank issued $43.4 billion and $50.2 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to fund the increase in the Bank's assets in 2022, as well as to replace maturing or called consolidated obligations in 2022 and 2021. During the year ended December 31, 2022, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 47.5 percent variable-rate bonds, 36.6 percent swapped fixed-rate callable bonds (including step-up bonds) and 15.9 percent fixed-rate non-callable bonds (most of which were swapped). During the year ended December 31, 2021, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 59.6 percent swapped fixed-rate callable bonds (including step-up bonds), 40.2 percent fixed-rate non-callable bonds (most of which were swapped) and 0.2 percent variable-rate bonds.
At December 31, 2022 and 2021, discount notes comprised approximately 43 percent and 20 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2022, the Bank issued approximately $121 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to fund the increase in the Bank's assets and to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes.
Historically, the primary benchmark that the Bank has used to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs has been the spread to LIBOR that the Bank would pay on interest rate swaps used to convert its fixed-rate consolidated obligations to LIBOR. During the years ended December 31, 2022 and 2021, the weighted average LIBOR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank was approximately LIBOR minus 26 basis points and LIBOR minus 19 basis points, respectively. During 2022, concerns regarding high inflation, the number and magnitude of anticipated FOMC interest rate hikes in response to that inflation, and the potential for an economic recession caused investors to seek high quality short-term investments, including FHLBank consolidated obligations, particularly discount notes. The Bank was able to take advantage of this demand for FHLBank debt, and the resulting improvement in funding costs, by issuing primarily discount notes and swapped callable bonds at attractive rates during a portion of 2022. The Bank's funding needs increased significantly during the second half of 2022. Because SOFR-indexed bonds are a liquid source of funding that can be readily issued in large quantities, the Bank relied more heavily on this more expensive source of funding in the second half of the year.
Demand and term deposits were approximately $1.3 billion and $1.6 billion at December 31, 2022 and 2021, respectively. The Bank has a deposit auction program under which deposits with varying maturities and terms are offered for competitive bid at periodic auctions. The deposit auction program offers the Bank’s members an alternative way to invest their excess liquidity at competitive rates of return, while providing an alternative source of funds for the Bank. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Time deposits totaled $18.6 million at December 31, 2022. These deposits mature as follows: $16.6 million in three months or less and $2.0 million in over three months through six months.
All of the Bank's deposits are uninsured.

Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $4.0 billion and $2.2 billion at December 31, 2022 and 2021, respectively, while the Bank’s average outstanding capital stock (for financial reporting purposes) was $2.9 billion and $2.1 billion, respectively.
At December 31, 2022, the Bank’s five largest shareholders held $1.0 billion of capital stock, which represented 25.2 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2022.
FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2022
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Charles Schwab Bank, SSB	$417,044	10.4%
American General Life Insurance Company	163,232	4.1
USAA Federal Savings Bank	150,977	3.8
Comerica Bank	138,200	3.5
Cadence Bank	134,356	3.4
	$1,003,809	25.2%
As of December 31, 2022, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Charles Schwab Premier Bank, SSB and Charles Schwab Trust Bank, affiliates of Charles Schwab Bank, SSB, held $105,400,000 and $5,699,600, respectively, of the Bank's capital stock as of December 31, 2022, representing 2.6 percent and 0.1 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.
As described in Item 1. Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances, except for advances that were funded under the special reduced stock advances offerings discussed below, and 0.10 percent of letters of credit that are issued or renewed on and after April 19, 2021. Prior to April 19, 2021, there was not an activity-based investment requirement for letters of credit. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Bank's Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. Any changes to either the membership or activity-based investment requirements require at least 30 days advance notice to the Bank’s members. Except for the new requirement for letters of credit, there were no changes to the investment requirements during the years ended December 31, 2022 and 2021.
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
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply during that period. At December 31, 2022, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $413 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from April 19, 2021 through December 31, 2021 and (2) had a maturity of 32 days or greater. For advances that were funded on or prior to April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. On December 8, 2021, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2021 to December 31, 2022. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. If, at the time of funding an advance that would have otherwise been eligible for the reduced capital stock investment requirement, the then outstanding balance of advances made pursuant to this offering totaled $5 billion, then the standard capital stock investment requirement of 4.1 percent applied. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022. At December 31, 2022, advances outstanding under this program totaled slightly less than $5.0 billion.
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
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during 2022 and 2021, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. A shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). During the years ended December 31, 2022 and 2021, the Bank repurchased surplus stock totaling $470 million and $153 million, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2022 and 2021, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $10 million and $7 million, respectively.
At December 31, 2022, excess stock held by the Bank’s members and former members totaled $763 million, which represented 0.67 percent of the Bank’s total assets as of that date.

The Bank is precluded from paying dividends in the form of capital stock if excess stock held by its shareholders is greater than 1 percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than 1 percent of the Bank’s total assets.
The following table sets forth the repurchases of excess stock that have occurred under the quarterly repurchase program since January 1, 2021.

EXCESS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Surplus Stock Repurchased from Member Shareholders	Amount of Excess Stock Repurchased from Non-Member Shareholders
March 29, 2021	638,969	$56,889	$7,008
June 25, 2021	358,364	35,836	1
September 27, 2021	126,031	12,602	1
December 27, 2021	477,994	47,760	39
March 28, 2022	570,071	57,007	—
June 27, 2022	1,450,804	142,951	2,129
September 26, 2022	830,271	82,207	820
December 27, 2022	1,948,463	187,633	7,214
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
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2022 and 2021, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2022 and 2021 was $7.5 million and $6.7 million, respectively. For the years ended December 31, 2022 and 2021, average mandatorily redeemable capital stock was $12.4 million and $8.4 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2022 and 2021.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial banks	$1,991	50%	$1,091	50%
Savings institutions	864	22	146	7
Credit unions	697	17	576	26
Insurance companies	431	11	378	17
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	3,984	100	2,192	100
Mandatorily redeemable capital stock	7	—	7	—
Total regulatory capital stock	$3,991	100%	$2,199	100%

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
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. As of December 31, 2022, all of the Bank’s derivative instruments that were designated in hedging relationships were either hedging fair value risk attributable to changes in LIBOR or SOFR (the designated benchmark interest rates) or hedging the variability of cash flows associated with forecasted transactions.
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
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2022, 2021 and 2020, the Bank’s notional balance of interest rate exchange agreements was $104.5 billion, $53.0 billion and $39.0 billion, respectively, while its total assets were $114.3 billion, $63.5 billion and $64.9 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2022, 2021 and 2020.

COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2022
Advances	$18,768	$637	$—	$2,000	$21,405
Investments	—	15,847	—	1,153	17,000
Mortgage loans held for portfolio	—	—	—	596	596
Consolidated obligation bonds	—	43,766	—	372	44,138
Consolidated obligation discount notes	—	—	1,066	3,402	4,468
Intermediary positions	—	—	—	119	119
Counterparty exposures	—	—	—	16,300	16,300
Other	—	—	—	425	425
Total notional balance	$18,768	$60,250	$1,066	$24,367	$104,451
December 31, 2021
Advances	$9,324	$483	$—	$265	$10,072
Investments	—	14,398	—	3	14,401
Mortgage loans held for portfolio	—	—	—	898	898
Consolidated obligation bonds	—	24,112	—	—	24,112
Consolidated obligation discount notes	—	—	1,066	900	1,966
Intermediary positions	—	—	—	172	172
Counterparty exposures	—	—	—	1,000	1,000
Other	—	—	—	425	425
Total notional balance	$9,324	$38,993	$1,066	$3,663	$53,046
December 31, 2020
Advances	$12,294	$747	$—	$380	$13,421
Investments	—	15,191	—	1,403	16,594
Mortgage loans held for portfolio	—	—	—	1,620	1,620
Consolidated obligation bonds	—	4,643	—	—	4,643
Consolidated obligation discount notes	—	—	1,066	—	1,066
Intermediary positions	—	—	—	206	206
Counterparty exposures	—	—	—	1,000	1,000
Other	—	—	—	425	425
Total notional balance	$12,294	$20,581	$1,066	$5,034	$38,975

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2022 and 2021.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2022	2021
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$13,860	$2,542
		Economic	2,000	10
Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	5,545	7,265
		Economic	—	255
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	15,847	14,398
		Economic	3	3
Receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset prepayment risk associated with the CMBS portfolio.	Economic	1,150	—
Mortgage Loans
Pay fixed, receive floating interest rate swap, or receive fixed, pay floating interest rate swap	To hedge risks to the Bank's earnings associated with the mortgage loan portfolio.	Economic	588	265
Pay or receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with the mortgage loan portfolio.	Economic	—	600
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	6,574	2,108
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	37,192	22,004
		Economic	372	—
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling three-month discount notes to fixed cash flows.	Cash Flow	1,066	1,066
Receive fixed, pay floating interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Economic	3,402	900
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	79	92
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	40	80
Counterparty Exposure
Pay floating, receive fixed or pay fixed, receive floating interest rate swaps	To reduce derivatives exposure to bilateral and clearinghouse counterparties by executing offsetting swaps	Economic	16,300	1,000
Other
Receive fixed, pay floating interest rate swaps	To hedge risks to the Bank's earnings that are not directly linked to specific assets, liabilities or forecasted transactions	Economic	425	425
Total derivatives used to hedge risk			104,443	53,013
Mortgage delivery commitments			8	33
Total notional amount of derivatives			$104,451	$53,046

Certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of December 31, 2022, the Bank had cleared trades outstanding with notional amounts totaling $47.5 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure amounts ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2022, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $56.8 billion.
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
As of December 31, 2022, cash collateral totaling $1.9 billion had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged $435 million (fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of December 31, 2022, the Bank had paid $11 million and received $996 million in variation margin to settle its cleared derivatives with its clearinghouse counterparties.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2022.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	2	$235.0	$0.6	$0.3	$—	$0.9
Cleared derivatives(3)	—	44,709.3	16.7	(0.4)	408.6	424.9
Liability positions with credit exposure
Single-A(4)	6	38,205.0	(1,074.8)	1,084.4	—	9.6
Cleared derivatives(3)	—	2,835.7	(0.8)	—	26.2	25.4
Total derivative positions with non-member counterparties to which the Bank had credit exposure	8	85,985.0	(1,058.3)	1,084.3	434.8	460.8

Asset positions without credit exposure	1	22.0	—	(0.1)	—	—
Liability positions without credit exposure	8	18,375.8	(863.8)	858.7	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	9	18,397.8	(863.8)	858.6	—	—
Total non-member counterparties	17	104,382.8	(1,922.1)	$1,942.9	$434.8	$460.8

Member institutions
Interest rate exchange agreements (5)
Asset positions	1	9.3	—
Liability positions	2	50.0	(0.8)
Mortgage delivery commitments	—	8.5	—
Total member institutions	3	67.8	(0.8)
Total	20	$104,450.6	$(1,922.9)
____________________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of December 31, 2022.
(2)Includes amounts that had not settled as of December 31, 2022.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for liability positions with credit exposure to counterparties rated single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $4.2 billion and a net credit exposure of $2.4 million.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank is able in certain instances to continue to enter into uncleared trades on a bilateral basis, transactions entered into on and after September 1, 2022 are subject to new minimum initial margin requirements. The Bank's obligation to post initial margin will occur when its unmargined exposure (excluding legacy derivatives) exceeds $50 million on a counterparty-by-counterparty basis. Through December 31, 2022, the Bank was not required to post any initial margin relating to its bilateral traded derivatives. Ultimately, these margining requirements are expected to increase the Bank's costs of engaging in non-cleared derivatives.
Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 104 percent and 102 percent at December 31, 2022 and 2021, respectively. For additional discussion, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
LIBOR Phase-Out
After June 30, 2023, one-month and three-month LIBOR are expected to no longer be available. For some time, the Bank has been preparing for this possibility and the associated transition to an alternative reference rate (e.g., SOFR). Among other things, a permanent discontinuation of LIBOR has necessitated the addition of fallback language in the Bank's LIBOR-indexed derivative contracts that extend past the cessation date, as well as changes in the Bank's risk management practices. In response to the future cessation of LIBOR, the Bank is no longer offering LIBOR-indexed advances, nor is it issuing LIBOR-indexed consolidated obligations.
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
On October 23, 2020, ISDA launched the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallbacks Protocol (“Protocol”). The Supplement amends ISDA’s standard definitions for interest rate derivatives to incorporate robust fallbacks for derivatives linked to certain interbank offered rates ("IBORs"). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both parties must adhere to the Protocol in order to effectively amend legacy derivative contracts or, alternatively, the parties must bilaterally agree to amended legacy contracts to address IBOR fallbacks. The Bank and all of its non-member bilateral derivative counterparties have adhered to the Protocol. On and after January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement. ISDA has stated that the FCA's announcement on March 5, 2021 (in which the FCA announced the dates that panel bank submissions for all LIBOR settings would cease) constituted an index cessation event under the Supplement and the Protocol and, as a result, the fallback spread adjustment published by Bloomberg was fixed as of the date of that announcement for all LIBOR settings. The Bank does not expect the fallback spread adjustments to have a significant impact on its derivative positions.
On March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act"). The LIBOR Act provides legal certainty for legacy contracts with inadequate or unworkable fallback provisions when LIBOR stops being published after June 30, 2023. For contracts with either no fallback provisions or insufficient fallback provisions, the legislation will automatically impose a rate selected by the Federal Reserve based upon SOFR including any applicable tenor spread adjustment. The legislation also includes a safe harbor against liability for parties with contractual discretion who choose the Federal Reserve's SOFR-based rate to replace LIBOR. On December 16, 2022, the Board of Governors of the Federal Reserve System adopted a final rule that implements the LIBOR Act. For further discussion, see Item 1. Business - Legislative and Regulatory Developments beginning on page 17 of this report.

The following table presents the Bank's LIBOR-indexed financial instruments by contractual maturity at December 31, 2022. Some of the Bank's derivatives contain call options which, if exercised, could result in earlier terminations. In addition, it is possible that some of the Bank's MBS holdings could be prepaid, reducing the balance of these investments maturing after June 30, 2023.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

	Six Months
	Ended
	June 30, 2023	Thereafter	Total
Instruments with receipts indexed to LIBOR
Investments (par value)
Non-MBS	$—	$1	$1
MBS	—	323	323
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	354	15,552	15,906
Uncleared	23	163	186
Total par/notional amount	$377	$16,039	$16,416

Instruments with payments indexed to LIBOR
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	$488	$1,263	$1,751
Uncleared	20	139	159
Total par/notional amount	$508	$1,402	$1,910

In anticipation of the cessation of LIBOR, the Bank modified (during the period from January 1, 2023 through March 15, 2023) approximately $6.7 billion (par/notional value) of its clearinghouse-traded LIBOR-indexed derivatives to reference SOFR. In addition, during this same period, the Bank terminated approximately $2.8 billion (par/notional value) of clearinghouse-traded LIBOR-indexed derivatives with largely offsetting risks or short remaining terms to maturity. The Bank intends to modify substantially all of its remaining clearinghouse-traded LIBOR-indexed derivatives that mature after June 30, 2023 (which totaled approximately $7.3 billion par/notional value as of March 15, 2023) prior to the mandatory conversion dates established by the clearinghouses which, for the Bank's derivatives, are April 21, 2023 and May 19, 2023.
At December 31, 2022, the Bank had outstanding standby bond purchase agreements totaling $854.5 million which expire in 2023, 2024, 2025, 2026 and 2027. Under the terms of these agreements, the Bank could be required to purchase and hold the subject bonds for a period of time. If this were to occur, the Bank would earn interest on the bonds at specified rates indexed to the greater of one-month LIBOR or the Federal Funds rate. The standby bond purchase agreements that expire after June 30, 2023 will fall back to a SOFR-based rate in the event one-month LIBOR is no longer available after that date. For further discussion of these standby bond purchase agreements, see the audited financial statements included in this report (specifically, Note 18 on page F-53).

Results of Operations
Net Income
Net income for 2022, 2021 and 2020 was $317.2 million, $164.4 million and $198.7 million, respectively. The Bank’s net income for 2022 represented a return on average capital stock (“ROCS”) of 11.02 percent. In comparison, the Bank’s ROCS was 7.72 percent in 2021 and 8.17 percent in 2020. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income from 2021 to 2022 are discussed below. The factors contributing to the changes in the Bank's net income from 2020 to 2021 are discussed in the 2021 10-K.

While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2022 and 2021, the Bank’s AHP assessments totaled $35.3 million and $18.3 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2022 and 2021, the Bank’s income before assessments was $352.5 million and $182.6 million, respectively. The $169.9 million increase in income before assessments for 2022 as compared to 2021 was attributable to a $202.2 million increase in net interest income after provision/reversal for mortgage loan losses and a $3.4 million decrease in other expenses partially offset by a $35.7 million unfavorable change in other income (loss). The components of income before assessments (net interest income after provision/reversal for mortgage loan losses, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision/Reversal for Mortgage Loan Losses
In 2022 and 2021, the Bank’s net interest income after provision/reversal for mortgage loan losses was $479.7 million and $277.5 million, respectively. The $202.2 million increase in net interest income after provision/reversal for mortgage loan losses from 2021 to 2022 was due primarily to an increase in the average balances of the Bank's interest-earning assets, higher rates of return on the Bank's invested capital and higher net yield maintenance fees recorded in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 42 of this report), partially offset by a $29.5 million unfavorable change in fair value hedge ineffectiveness gains/losses from year to year.
The average balances of the Bank's interest-earning assets increased by $18.3 billion, from $59.6 billion in 2021 to $77.9 billion in 2022. The Bank's net interest margin increased from 46 basis points in 2021 to 63 basis points in 2022. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 45 basis points in both 2022 and 2021. Due to an increase in average short-term interest rates in 2022 relative to 2021, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 1 basis point in 2021 to 18 basis points in 2022. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income. In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net yield maintenance fees on GSE CMBS.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. As a result, the Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness that is recorded in net interest income. For the years ended December 31, 2022 and 2021, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by ($4,575,000) and $439,000, respectively, increased interest income on available-for-sale securities by $8,913,000 and $18,787,000, respectively, and increased (reduced) interest expense on consolidated obligations by $10,026,000 and ($4,554,000), respectively. In aggregate, these amounts increased (reduced) net interest income by ($5.7 million) and $23.8 million for the years ended December 31, 2022 and 2021, respectively.
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

As allowed under U.S. GAAP, the Bank has designated the hedged risk associated with its investments in available-for-sale securities acquired in 2022 as the SOFR benchmark interest rate component, thereby excluding the credit spread from the hedged items’ contractual cash flows. Long-haul hedging relationships that are based upon the benchmark rate component of the contractual coupon cash flows are expected to generate significantly less periodic earnings variability than the Bank’s other (pre-2022) available-for-sale hedging relationships which are based upon the securities’ contractual cash flows. During the year ended December 31, 2022, the fair value hedge ineffectiveness losses associated with the Bank’s available-for-sale benchmark component hedging relationships ($3.9 billion notional swaps hedging $3.9 billion of GSE CMBS that were purchased during the last nine months of 2022) totaled $0.9 million.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2022, 2021 and 2020.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2022			2021			2020
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$3,025	$69	2.28%	$1,110	$1	0.11%	$2,045	$9	0.44%
Securities purchased under agreements to resell	924	14	1.52%	295	—	0.05%	901	8	0.85%
Federal funds sold (c)	6,994	165	2.36%	4,200	3	0.08%	3,186	9	0.28%
Investments
Trading	2,315	12	0.51%	2,715	9	0.32%	6,275	64	1.01%
Available-for-sale (d)	13,890	398	2.86%	15,983	152	0.95%	17,221	219	1.27%
Held-to-maturity (d)	451	9	1.94%	750	5	0.70%	1,082	13	1.22%
Advances (e)	46,306	1,079	2.33%	31,294	130	0.41%	37,465	367	0.98%
Mortgage loans held for portfolio (f)	3,968	119	3.00%	3,296	78	2.36%	3,945	103	2.61%
Total earning assets	77,873	1,865	2.39%	59,643	378	0.63%	72,120	792	1.10%
Cash and due from banks	80			150			74
Other assets	255			197			255
Derivatives netting adjustment (b)	(1,532)			(421)			(544)
Fair value adjustment on available-for-sale securities (d)	160			281			31
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(4)			(5)			(8)
Total assets	$76,832	1,865	2.43%	$59,845	378	0.63%	$71,928	792	1.10%
Liabilities and Capital
Interest-bearing deposits (b) (g)	$1,626	24	1.45%	$1,753	—	0.02%	$1,537	5	0.29%
Consolidated obligations
Bonds	45,898	889	1.94%	42,851	71	0.17%	35,429	277	0.78%
Discount notes	23,662	471	1.99%	11,099	30	0.27%	30,924	199	0.64%
Mandatorily redeemable capital stock and other borrowings	16	—	1.78%	20	—	0.03%	23	—	0.36%
Total interest-bearing liabilities	71,202	1,384	1.94%	55,723	101	0.18%	67,913	481	0.71%
Other liabilities	2,421			731			885
Derivatives netting adjustment (b)	(1,532)			(421)			(544)
Total liabilities	72,091	1,384	1.92%	56,033	101	0.18%	68,254	481	0.70%
Total capital	4,741			3,812			3,674
Total liabilities and capital	$76,832		1.80%	$59,845		0.17%	$71,928		0.67%
Net interest income		$481			$277			$311
Net interest margin			0.63%			0.46%			0.43%
Net interest spread			0.45%			0.45%			0.39%
Impact of non-interest bearing funds			0.18%			0.01%			0.04%

____________________________________
(a)Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(b)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2022, 2021 and 2020 in the table above include $1.531 billion, $0.411 billion and $0.525 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2022, 2021 and 2020 in the table above include $1 million, $10 million and $19 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(c)Includes overnight federal funds sold to other FHLBanks.
(d)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(e)Interest income and average rates include net prepayment fees on advances.
(f)The average balances for mortgage loans held for portfolio in the table above include $31 million, $87 million and $56 million of non-accruing loans for the years ended December 31, 2022, 2021 and 2020, respectively.
(g)Average balances of deposits for the years ended December 31, 2022, 2021 and 2020 include time deposits of $173 million, $62 million and $64 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2022, 2021 and 2020, interest was paid on demand deposits at average rates of 1.5 percent, 0.02 percent and 0.26 percent, respectively, and on time deposits at average rates of 1.0 percent, 0.04 percent and 0.92 percent, respectively.
Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2022 and 2021 and between 2021 and 2020. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2022 vs. 2021 Increase (Decrease) Due To			2021 vs. 2020 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$5	$63	$68	$(3)	$(5)	$(8)
Securities purchased under agreements to resell	1	13	14	(3)	(5)	(8)
Federal funds sold	4	158	162	2	(8)	(6)
Investments
Trading	(1)	4	3	(25)	(30)	(55)
Available-for-sale	(22)	268	246	(15)	(52)	(67)
Held-to-maturity	(3)	7	4	(3)	(5)	(8)
Advances	89	860	949	(53)	(184)	(237)
Mortgage loans held for portfolio	18	23	41	(16)	(9)	(25)
Total interest income	91	1,396	1,487	(116)	(298)	(414)
Interest expense
Interest-bearing deposits	—	24	24	1	(6)	(5)
Consolidated obligations
Bonds	5	813	818	48	(254)	(206)
Discount notes	66	375	441	(89)	(80)	(169)
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	—	—
Total interest expense	71	1,212	1,283	(40)	(340)	(380)
Changes in net interest income	$20	$184	$204	$(76)	$42	$(34)

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2022, 2021 and 2020.

OTHER INCOME (LOSS)
(in thousands)

	2022	2021	2020
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$398	$555	$—
Economic hedge derivatives related to consolidated obligation discount notes	(7,206)	124	(39)
Member/offsetting derivatives	36	44	80
Economic hedge derivatives related to advances	(3,262)	(583)	696
Economic hedge derivatives related to trading securities	1,074	(3,520)	(25,045)
Economic hedge derivatives related to available-for-sale securities	(11)	(36)	(438)
Economic hedge derivatives related to mortgage loans held for portfolio	3,836	1,599	(248)
Other stand-alone economic hedge derivatives	274	7,359	4,312
Total net interest income (expense) associated with economic hedge derivatives	(4,861)	5,542	(20,682)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	3,823	5,668	(6,971)
Available-for-sale securities	321	169	218
Trading securities	—	3,532	(1,708)
Mortgage loans held for portfolio	45,617	3,867	(2,884)
Consolidated obligation bonds	(5,248)	—	—
Consolidated obligation discount notes	(8,555)	(905)	24
Other stand-alone economic hedge derivatives	(44,413)	(22,543)	30,601
Interest rate swaptions
Available-for-sale securities	(2,087)	—	—
Mortgage loans held for portfolio	(9,449)	5,307	(4,524)
Mortgage delivery commitments	(306)	(1,848)	8,507
Member/offsetting derivatives	(35)	(44)	(56)
Total fair value gains (losses) related to economic hedge derivatives	(20,332)	(6,797)	23,207
Price alignment amount on daily settled derivative contracts	2,377	3	362
Total net gains (losses) on derivatives and hedging activities	(22,816)	(1,252)	2,887
Net gains (losses) on trading securities	(19,011)	(10,501)	7,225
Net gains (losses) on other assets carried at fair value	(2,073)	1,848	1,647
Realized gains on sales of held-to-maturity securities	127	—	—
Realized gains on sales of available-for-sale securities	—	—	829
Service fees	3,137	2,753	2,467
Letter of credit fees	13,230	14,498	14,347
Standby bond purchase agreement fees	1,812	1,902	1,471
Other, net	148	995	1,286
Total other	(2,630)	11,495	29,272
Total other income (loss)	$(25,446)	$10,243	$32,159
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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(1.1) million and $5.8 million in 2022 and 2021, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both December 31, 2022 and 2021, the notional balance of these derivatives totaled $425 million. For the years ended December 31, 2022 and 2021, the losses associated with these stand-alone economic hedge derivatives were $44.4 million and $22.5 million, respectively. The mitigation activities were much less effective in 2022 as compared to 2021 due largely to the volatility in the yield curve during 2022.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions was $36.2 million and $9.2 million for the years ended December 31, 2022 and 2021, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains or losses from the commitment date to the settlement date) were $(0.3) million and $(1.8) million for the years ended December 31, 2022 and 2021, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the year ended December 31, 2022, the losses associated with these stand-alone economic hedge derivatives were $2.1 million. The Bank was not a party to any swaptions related to its GSE CMBS holdings during the year ended December 31, 2021.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the years ended December 31, 2022 and 2021, the losses associated with these stand-alone economic hedge derivatives were $8.6 million and $0.9 million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the years ended December 31, 2022 and 2021, respectively.
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

Other
The Bank did not sell any available-for-sale securities during the years ended December 31, 2022 or 2021. During the year ended December 31, 2022, the Bank sold nine held-to-maturity securities with an unpaid principal balance of $101.2 million. The gains recognized on these sales totaled $0.1 million. For each of these held-to-maturity securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The Bank did not sell any held-to-maturity securities during the year ended December 31, 2021.
During the years ended December 31, 2022 and 2021, the Bank held from time to time U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate losses on these securities were $19.0 million and $10.5 million for the years ended December 31, 2022 and 2021, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of its U.S. Treasury Notes and U.S. Treasury Bills. For the year ended December 31, 2021, the gains associated with these stand-alone derivatives were $3.5 million. There were no net gains or losses on hedges of U.S. Treasury Notes or U.S. Treasury Bills during the year ended December 31, 2022.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled $(2.1) million and $1.8 million for the years ended December 31, 2022 and 2021, respectively. The gains (losses) on the securities are offset by a corresponding increase (decrease) in amounts owed to participants in the deferred compensation plans, the expense (or credit) for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
For the years ended December 31, 2022 and 2021, letter of credit fees totaled $13.2 million and $14.5 million, respectively. During the years ended December 31, 2022 and 2021, average outstanding letters of credit totaled $19.8 billion and $21.9 billion, respectively.
Standby bond purchase agreement fees totaled $1.8 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, outstanding standby bond purchase agreements totaled $854 million and $914 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; subsidies, grants and donations; derivative clearing fees; and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the years ended December 31, 2022 and 2021, these expenses totaled $101.7 million and $105.1 million, respectively.
Compensation and benefits totaled $48.3 million for 2022, compared to $55.2 million for 2021. The $6.9 million decrease in compensation and benefits for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due largely to a $4.0 million decrease in the Bank's defined benefit pension plan expenses and a $3.3 million decrease in expenses related to the Bank's non-qualified deferred compensation plans (due to changes in the fair value of the assets associated with those plans). Compensation and benefit expense (credit) related to the Bank's non-qualified deferred compensation plans were $(1.7) million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. The Bank's average headcount in 2022 and 2021 was 197 and 202 employees, respectively. At December 31, 2022 and 2021, the Bank employed 201 and 197 people, respectively.
Other operating expenses for the years ended December 31, 2022 and 2021 were $38.6 million and $34.3 million, respectively. The $4.3 million increase in other operating expenses resulted primarily from increased usage of independent contractors to support information technology initiatives in the Bank, as well as increases in software expenses, business travel and mortgage program expenses.
Subsidies, grants and donations were $0.8 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively. The $2.1 million decrease in subsidies, grants and donations was due largely to higher disaster relief needs in 2021 as compared to 2022. During the year ended December 31, 2021, the Bank provided approximately $2.1 million of disaster relief, primarily in response to Hurricane Ida.
Derivative clearing fees were $1.2 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively. The increase of $0.4 million from 2021 to 2022 was due to an increase in the Bank's cleared derivative transactions from year to year.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $5.6 million and $5.4 million in 2022 and 2021, respectively. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $7.2 million and $6.5 million, respectively.

Unaudited Quarterly Financial Data
The following is a summary of the Bank’s unaudited quarterly operating results for the year ended December 31, 2022.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$125,352	$228,618	$497,354	$1,013,421	$1,864,745
Net interest income after provision (reversal) for mortgage loan losses	90,185	102,098	136,097	151,292	479,672
Other income (loss)
Net gains (losses) on trading securities	(14,746)	(4,455)	(3,227)	3,417	(19,011)
Net losses on derivatives and hedging activities	(10,047)	(4,225)	(6,983)	(1,561)	(22,816)
Net gains (losses) on other assets carried at fair value	(693)	(1,647)	(551)	818	(2,073)
Realized gains on sales of held-to-maturity securities	—	—	127	—	127
Letter of credit fees	3,486	3,261	3,181	3,302	13,230
Service fees and other, net	1,169	1,354	1,356	1,218	5,097
Other expense	23,667	23,547	24,804	29,695	101,713
AHP assessments	4,569	7,288	10,525	12,886	35,268
Net income	41,118	65,551	94,671	115,905	317,245

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2022, the Bank’s short-term liquidity portfolio was comprised of a $12.2 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $9.8 billion of overnight federal funds sold, $3.0 billion of overnight interest-bearing deposits and a $0.1 billion U.S. Treasury Note.
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

On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. The Bank did not assume any consolidated obligations from other FHLBanks during the years ended December 31, 2022 or 2021.
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
On and after December 31, 2020, the Finance Agency considers a FHLBank to have adequate reserves of liquid assets if it maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considered a FHLBank to have adequate liquidity to address funding gap risks if, from December 31, 2020 through December 30, 2022, the FHLBank's funding gap ratios for the three-month and one-year time horizons did not exceed negative 20 percent and negative 35 percent, respectively. On and after December 31, 2022, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 15 percent and negative 30 percent, respectively.
With one exception, the Bank was in compliance with these liquidity requirements at all times during the years ended December 31, 2022 and 2021. On one day during the second quarter of 2022, the Bank's positive daily cash balance measurement fell to 15 calendar days due to unusually large and unforeseen advance demand. On the next day, the Bank issued consolidated obligations that were sufficient to increase this liquidity measurement beyond 20 days.
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
The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions. Simulations of over 290 historical market interest rate scenarios dating back to January 1998 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the average of the five scenarios resulting in the worst estimated deteriorations in market value of equity is identified as the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement.
At December 31, 2022, the Bank’s credit risk, market risk and operations risk capital requirements were $323 million, $473 million and $238 million, respectively. These requirements were $220 million, $363 million and $175 million, respectively, at December 31, 2021.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2022 or December 31, 2021. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the years ended December 31, 2022 and 2021, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2022 and 2021, see the audited financial statements included in this report (specifically, Note 15 beginning on page F-40).
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
In all cases where the Bank is applying fair value hedge accounting, it is hedging interest rate risk through the use of interest rate swaps. For those interest rate swaps that are in fair value hedging relationships that do not qualify for the shortcut method of accounting, the Bank uses regression analysis to assess hedge effectiveness. Effectiveness testing is performed at the inception of each hedging relationship to determine whether the hedge is expected to be highly effective in offsetting the identified risk, and at each month-end thereafter to ensure that the hedge relationship has been effective historically and to determine whether the hedge is expected to be highly effective in the future. Hedging relationships accounted for under the shortcut method are not tested for hedge effectiveness.
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
As of December 31, 2022, the Bank’s derivatives portfolio included $18.8 billion (notional amount) that was accounted for using the shortcut method, $60.2 billion (notional amount) that was accounted for using the long-haul method, $1.1 billion (notional amount) that was designated in cash flow hedging relationships and $24.4 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2021, the Bank’s derivatives portfolio included $9.3 billion

(notional amount) that was accounted for using the shortcut method, $39.0 billion (notional amount) that was accounted for using the long-haul method, $1.1 billion (notional amount) that was designated in cash flow hedging relationships and $3.7 billion (notional amount) that did not qualify for hedge accounting.
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
In addition to those items that are carried at fair value, the Bank estimates fair values for its other financial instruments for disclosure purposes and, in applying hedge accounting, it calculates the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable solely to changes in a designated benchmark interest rate ("the benchmark fair values") and the periodic changes in the fair values of hypothetical derivatives associated with cash flow hedges. For most of these instruments (other than its held-to-maturity securities and its callable consolidated obligation bonds, as described below), such values are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. Significant inputs to the pricing model (e.g., yield curves and volatilities) are based on current observable market data. To the extent this model is used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.
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

To value its holdings of securities classified as trading, available-for-sale and held-to-maturity and its callable consolidated obligation bonds, the Bank obtains prices from three designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. Recently, the Bank conducted reviews of the three pricing vendors to reconfirm its understanding of the vendors' pricing processes, methodologies and control procedures and was satisfied that those processes, methodologies and control procedures were adequate and appropriate.
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
The Bank’s pricing model is subject to an independent validation every three years. In those years when a validation is not performed, the pricing model is subject to an annual review. The Bank periodically reviews and refines, as appropriate, its assumptions and valuation methodologies to reflect market indications as closely as possible. The Bank believes it has the appropriate personnel, technology, and policies and procedures in place to enable it to value its financial instruments in a reasonable and consistent manner.
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
The terms of member advances, investment securities and consolidated obligations may present interest rate risk and/or embedded option risk. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Bank makes extensive use of interest rate derivative instruments, primarily interest rate swaps and swaptions, to manage the risk arising from these sources.
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
With the expected cessation of one-month and three-month LIBOR after June 30, 2023, the Bank no longer enters into LIBOR-indexed derivatives and has instead been using (since mid-2020) derivatives that are indexed to either SOFR or OIS in an effort to accomplish this business objective. As of December 31, 2022, the Bank had derivatives indexed to LIBOR, SOFR and OIS totaling $18.0 billion, $82.3 billion and $4.2 billion, respectively, as compared to $30.2 billion, $17.7 billion and $5.1 billion, respectively, at December 31, 2021.
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. The Bank was in compliance with this limit at each month-end during the period from December 2021 through December 2022.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each quarter-end during the period from December 2021 through December 2022. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2021	$4.030	$3.927	(2.56)%	$4.189	3.95%	$3.991	(0.97)%	$4.005	(0.62)%
March 2022	4.185	4.151	(0.83)%	3.999	(4.45)%	4.177	(0.19)%	4.129	(1.34)%
June 2022	4.815	4.831	0.33%	4.666	(3.09)%	4.835	0.42%	4.762	(1.10)%
September 2022	5.216	5.224	0.15%	5.045	(3.28)%	5.232	0.31%	5.158	(1.11)%
December 2022	6.237	6.324	1.39%	5.952	(4.57)%	6.300	1.01%	6.122	(1.84)%
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

The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each quarter-end during the period from December 2021 through December 2022.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2021	0.35	(0.36)	(0.01)	0.20	1.53	1.55	(1.42)	(4.45)
March 2022	0.38	(0.43)	(0.05)	(0.20)	0.49	0.80	(2.44)	(3.93)
June 2022	0.31	(0.38)	(0.07)	(0.69)	(0.14)	0.27	(1.58)	(2.20)
September 2022	0.25	(0.30)	(0.05)	(0.59)	(0.02)	0.32	(1.66)	(2.63)
December 2022	0.16	(0.26)	(0.10)	(1.52)	(0.60)	(0.17)	(2.25)	(3.38)
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
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2022, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2022, 2021 and 2020, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-58.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2022 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 1, 2022, the Director of the Finance Agency designated that, for 2023, the Bank would have nine member directors and eight independent directors. With respect to the director elections that the Bank conducted during calendar year 2022, for terms beginning January 1, 2023, the order designated that one member director would be elected in Mississippi, one member director would be elected in New Mexico and two independent directors would be elected.
The term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms for which they have been elected by the Bank's members.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2023, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
The Board of Directors has designated Dianne W. Bolen and Felipe A. Rael as the Bank's public interest directors.
2023 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 22, 2023):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
Robert M. Rigby, Chairman (Member)	76	2010	2023	(a)(b)(c)(d)(e)(f)(g)
Margo S. Scholin, Vice Chairman (Independent)	72	2007	2023	(a)(b)(c)(d)(e)(f)(g)
Dorsey L. Baskin, Jr. (Independent)	69	2020	2025	(a)(b)
Dianne W. Bolen (Independent)	74	2012	2026	(e)(f)(g)
Tim H. Carter (Member)	68	2013	2024	(b)(d)(e)(g)
Albert C. Christman (Member)	71	2014	2025	(a)(d)(g)
Rufus Cormier, Jr. (Independent)	75	2021	2024	(a)(b)(f)
James D. Goudge (Member)	69	2014	2025	(a)(c)(e)(g)
W. Wesley Hoskins (Member)	71	2013	2024	(d)(e)
Michael C. Hutsell (Member)	72	2014	2025	(a)(b)(g)
A. Fred Miller, Jr. (Member)	73	2015	2026	(a)(c)(f)
Sally I. Nelson (Independent)	69	2014	2025	(b)(c)(d)
Lorraine Palacios (Independent)	44	2023	2026	(a)(f)
Christopher G. Palmer (Member)	53	2023	2026	(b)(c)(d)
Stephen Panepinto (Member)	70	2021	2024	(d)(e)(f)
Felipe A. Rael (Independent)	45	2020	2023	(a)(c)(f)
John P. Salazar (Independent)	80	2010	2023	(c)(d)(e)(g)
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

Robert M. Rigby is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2021. He served as Vice Chairman of the Board of Directors of the Bank from January 1, 2015 through December 31, 2020. Mr. Rigby serves as a director and Regional President, Executive Vice President for Legend Bank (a member of the Bank). He has served as a director since December 2022 and as Regional President, Executive Vice President since December 1, 2017. Located in Fort Worth, Texas, he has responsibility for Tarrant County and surrounding areas. From June 2018 to December 2022, Mr. Rigby also served as an advisory director for Legend Bank. From August 2008 through November 30, 2017, he served as an advisory director and Market President for Liberty Bank in North Richland Hills, Texas (a member of the Bank). From 1998 to August 2008, Mr. Rigby served as a director, President and Chief Executive Officer of Liberty Bank. Prior to joining Liberty Bank, Mr. Rigby served as a director and Executive Vice President of First National Bank of Weatherford from 1980 to 1998. He previously served as an advisory director for the Texas Tech University School of Banking and is a former vice chairman of the North Richland Hills Economic Development Advisory Committee. He previously served on the BankPac Committee of the American Bankers Association ("ABA") and he is a past chairman of the Texas Bankers Association. Further, Mr. Rigby previously served on the Weatherford College Board of Trustees, the board of directors of the Birdville ISD Education Foundation and as an advisory director for the North Texas Special Needs Assistance Partners. He is also a past chairman of the Northeast Tarrant Chamber of Commerce. Mr. Rigby currently serves on the Council of Federal Home Loan Banks and is a member of the Bank Directors' Committee (formerly known as the Chair and Vice Chair Committee) of the Council of Federal Home Loan Banks. He also serves as Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Margo S. Scholin is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2021. Ms. Scholin is a retired partner of the law firm of Baker Botts L.L.P. in Houston, Texas. As a member of the law firm’s Corporate Section, she specialized in corporate and securities law, including securities law reporting, corporate transactions and governance, corporate finance and the issuance of debt and equity securities. Ms. Scholin joined Baker Botts L.L.P. in 1983 and was a partner from 1991 until her retirement in December 2010. From 1997 to 2004, she served as chair of the Regulatory Committee of the Texas State Board of Health. Ms. Scholin is a past chairman of the board of directors of the Houston Area Women’s Center, a non-profit agency serving victims of domestic violence and sexual abuse and has served on numerous other non-profit boards. She currently serves on the Council of Federal Home Loan Banks and is a member of the Bank Directors' Committee (formerly known as the Chair and Vice Chair Committee) of the Council of Federal Home Loan Banks. Ms. Scholin also serves as Vice Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Dorsey L. Baskin, Jr. is a retired partner of Grant Thornton LLP. Mr. Baskin joined Grant Thornton in 2002 as an audit partner and served in that capacity until his retirement in 2016. From 2002 to 2011, he also served as one of the firm's five National Professional Practice Directors. Further, from 2011 until his retirement in 2016, Mr. Baskin served as the firm’s National Assurance Innovation Managing Partner. Prior to joining Grant Thornton, Mr. Baskin spent 25 years with Arthur Andersen LLP. He joined Arthur Andersen’s audit practice in 1977 and served as a partner from 1989 to 2002. In addition, Mr. Baskin served as a member of Arthur Andersen’s Accounting Principles Group from 1987 to 1989, as National Technical Director and Regulatory Liaison for the Banking Industry Audit Practice from 1989 to 1999, and as Managing Director of the Global Assurance Professional Standards Group from 1999 to 2002. Beginning early in his career, Mr. Baskin specialized in the financial services industry. Over the course of his 39-year career in public accounting, he served on numerous task forces and committees in support of the accounting profession, was a frequent speaker on technical accounting and auditing topics, and authored numerous papers and articles on such topics. Since his retirement, Mr. Baskin has worked as an independent consultant and has from time to time served as an accounting expert witness. In November 2022, he received a certificate upon completing the requirements for "ESG: Navigating the Board's Role," an executive education program offered by the University of California Berkeley School of Law. He is a former board member and past chairman of the Dallas Summer Musicals, a non-profit theater presenter. Mr. Baskin is a Certified Public Accountant (Retired Status) and he currently serves as Vice Chairman of the Bank’s Audit Committee.
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
Albert C. Christman serves as Chairman and Chief Executive Officer of Guaranty Bank & Trust Company of Delhi (a member of the Bank located in Delhi, Louisiana) and as Chairman and Chief Executive Officer of its privately held holding company, Delhi Bancshares, Inc. He has served as Chairman of Guaranty Bank & Trust Company of Delhi since November 2016 and as Chief Executive Officer since 1986. From 1986 to November 2016, Mr. Christman also served as a director and President of Guaranty Bank & Trust Company of Delhi. He has served as Chairman of Delhi Bancshares, Inc. since January 2017 and as its Chief Executive Officer since 1986. From 1986 to January 2017, Mr. Christman also served as a director and President of Delhi Bancshares, Inc. Since 1987, Mr. Christman has also served on the boards of directors of First National Bankers Bank, a member of the Bank, and its privately held holding company, First National Bankers Bankshares, Inc. He is the founder of Delhi Charter School and Community Financial Insurance Center, LLC. Mr. Christman has served as Chairman of Community Financial Insurance Center, LLC since its inception in 2004 and he has served as Chairman of Delhi Charter School since its inception in 2001. In addition, he serves as a director of Pecan Haven Addiction Center, LLC. Further, Mr. Christman serves as Chairman and Chief Executive Officer of Southern Fidelity Agency, Inc., a privately held insurance agency he founded in 1998. He is a past chairman of the Louisiana Bankers Association. Mr. Christman currently serves as Chairman of the Risk Management Committee of the Bank's Board of Directors.
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
James D. Goudge serves as Executive Vice President of Broadway National Bank in San Antonio, Texas and has served in that capacity since April 1, 2019. He joined Broadway National Bank, a member of the Bank, in 1989. Before stepping down in connection with a leadership succession plan, Mr. Goudge served as Chairman of Broadway National Bank from 2001 through March 31, 2019. From 2001 to 2016, he also served as Chief Executive Officer of Broadway National Bank. From 1998 to 2001, Mr. Goudge served as President and Chief Executive Officer. From 1989 to 1998, he served as Executive Vice President in charge of Broadway National Bank's Lending Division. From 2001 through March 31, 2019, Mr. Goudge also served as Chairman and Chief Executive Officer of Broadway Bancshares, Inc., Broadway National Bank's privately held holding company. Mr. Goudge previously served on the ABA's Membership Committee and its Government Relations Committee. He is also a past chairman of the Texas Bankers Association. Mr. Goudge currently serves as Chairman of the Compensation and Human Resources Committee and as Vice Chairman of the Risk Management Committee of the Bank's Board of Directors.
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
Michael C. Hutsell serves as a director of First Security Bank in Searcy, Arkansas and has served in that capacity since March 2006. Mr. Hutsell joined First Security Bank, a member of the Bank, in 1989 and served as President from March 2006 to December 2020. From January 2002 to March 2006, he served as Executive Vice President and from October 1996 to January 2002, he served as Operations Officer. Mr. Hutsell previously served on the boards of directors of Main Street Searcy, the City of Searcy Planning Commission, and the Sunshine School (a private school for students with developmental disabilities in Searcy, Arkansas) and he is a past chairman of the Searcy Chamber of Commerce and the Searcy Kiwanis Club. Mr. Hutsell currently serves as Chairman of the Bank’s Audit Committee.
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
Sally I. Nelson serves as Chairperson and Chief Executive Officer of Nextwave Ventures, a privately held real estate company located in Huntsville, Texas, and has served in such capacities since March 2015. From January 2013 until January 2014, Ms. Nelson served as an advisor to the Huntsville Memorial Hospital board of directors and as the chairman of the Huntsville Memorial Hospital Foundation. From 2007 until January 2013, Ms. Nelson served as Chief Executive Officer of Huntsville Memorial Hospital. Prior to that, she served as a board member and officer of the Greater Houston Area Chapter of the American Red Cross from 2005 to 2008. From 1986 to 2004, Ms. Nelson served as Executive Vice President, Chief Financial Officer and Chief Operations Officer of Texas Children's Hospital in Houston, Texas. From 1999 to 2005, she served as chair of the Finance and Audit committees of the United Way of Houston. Ms. Nelson is a Certified Public Accountant. She currently serves as Vice Chairman of the Compensation and Human Resources Committee and as Vice Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
Lorraine Palacios serves as Managing Director, Co-Head National Housing Group, Head of Midwest, and Texas Group Senior Member for Samuel A. Ramirez & Co., Inc. ("Ramirez"), a nationwide, full-service investment bank, brokerage and advisory firm. Ms. Palacios joined Ramirez in January 2011 and has served in her current role since November 2016. From January 2011 to October 2016, she served as Senior Vice President. In her current role, Ms. Palacios provides investment banking coverage to general market municipal bond issuers in Texas and the Midwest and she co-leads Ramirez's national affordable housing practice which is concentrated in Texas, the Midwest and the Northeast. Prior to joining Ramirez, Ms. Palacios served as Vice President - National Housing Public Finance Group for RBC Capital Markets, LLC from June 2008 to December 2010. From September 2001 to May 2008, Ms. Palacios served in various positions in the National Housing Public Finance Group at UBS Investment Bank. Ms. Palacios currently serves as a member of the Hispanic Scholarship Fund Austin Advisory Council and the Texas Chapter of Women in Public Finance Scholarship and Mentoring Committees. She is a past board member of the Municipal Advisory Council of Texas.
Christopher G. Palmer serves as a director, President and Chief Executive Officer of Pioneer Bank in Roswell, New Mexico. He joined Pioneer Bank, a member of the Bank, in November 2004 and has served as President and Chief Executive Officer since April 2019. From April 2017 to March 2019, Mr. Palmer served as President and Chief Operating Officer and from November 2004 to March 2017 he served as Senior Vice President and Chief Financial Officer. He has served as a director of Pioneer Bank since April 2017. Prior to joining Pioneer Bank, Mr. Palmer held various positions for The Citizens Bank in Farmington, New Mexico from September 1996 to October 2004. Mr. Palmer currently serves as Chairman of the Independent Community Bankers Association of New Mexico and as Vice President of the Southeastern New Mexico Society of Certified Public Accountants. He previously served as President of the United Way of Chaves County, Chairman of the Roswell Chaves County Economic Development Corporation, Vice President of the United Way Foundation, Treasurer of the Community Foundation of Chaves County, Treasurer of the First Tee of the Pecos Valley and Treasurer of the Roswell Adult Center Foundation. Mr. Palmer is a Certified Public Accountant.

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
Audit Committee Financial Expert
The Bank’s Board of Directors has determined that Mr. Baskin qualifies as an “audit committee financial expert” as defined by SEC rules. The Bank is required by SEC rules to disclose whether Mr. Baskin is “independent” and, in making that determination, is required to apply the independence standards of a national securities exchange or an inter-dealer quotation system. For this purpose, the Bank has elected to use the independence standards of the New York Stock Exchange. The Bank’s Board of Directors has determined that Mr. Baskin is independent under those standards. In addition, Mr. Baskin is independent under applicable Finance Agency regulations and under Rule 10A-3 of the Exchange Act related to the independence of audit committee members. For more information regarding director independence, see Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
Mr. Baskin was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2022. He has served on the Bank's Board of Directors since November 30, 2020. Having spent 39 years with two international public accounting firms, where he specialized in the financial services industry, Mr. Baskin brings to the Board extensive experience in the areas of accounting, finance, internal controls and corporate governance. From 2002 until his retirement in 2016, Mr. Baskin served as an audit partner with Grant Thornton LLP. For nine years, he also served as one of the firm's five National Professional Practice Directors and, for five years, as the firm's National Assurance Innovation Managing Partner. Prior to joining Grant Thornton, Mr. Baskin spent 25 years at Arthur Andersen LLP. Over the course of his career, Mr. Baskin served on numerous task forces and committees in support of the accounting profession, was a frequent speaker on technical accounting and auditing topics, and authored numerous papers and articles on such topics. Mr. Baskin is a Certified Public Accountant (Retired Status).
Ms. Bolen was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2023. She has served on the Bank’s Board of Directors since November 5, 2012. Ms. Bolen brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and finance. From 1997 until December 31, 2014, she served as the Executive Director of the Mississippi Home Corporation. From 1990 to 1992, she served as Finance Director and from 1992 to 1997, she served as Deputy Executive Director. From 1998 through 1999 and from 2007 through 2009, Ms. Bolen served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Ms. Bolen previously served on the board of directors of the NCSHA and, until December 31, 2014, she co-chaired the NCSHA's Municipal Disclosure Task Force.
Mr. Cormier was elected by the Bank’s Board of Directors to fulfill the unexpired term of an independent director effective December 14, 2021. As a corporate and banking/finance lawyer with Baker Botts L.L.P. for over 37 years, he brings extensive legal experience to the Board. Prior to his retirement in December 2012, Mr. Cormier specialized in the areas of commercial lending, derivatives, securitizations, and asset purchase and sale transactions. He also brings to the Board extensive experience in corporate governance and regulatory compliance matters. Further, Mr. Cormier has served on numerous boards of directors.
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
Ms. Palacios was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2023. She brings to the Board over 20 years of experience in public finance and affordable housing. As Managing Director, Co-Head National Housing Group, Head of Midwest, and Texas Group Senior Member for Ramirez, Ms. Palacios provides investment banking coverage to general market municipal bond issuers in Texas and the Midwest and she co-leads the firm's national affordable housing practice. She is a past board member of the Municipal Advisory Council of Texas.
Mr. Rael was elected by the Bank’s Board of Directors to fulfill the unexpired term of an independent director effective March 6, 2020. With over 20 years of experience in the mortgage finance industry, Mr. Rael brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and mortgage finance. Since December 2014, he has served as Executive Director of the Greater Albuquerque Housing Partnership. From 2009 to 2014, he served as Director of Housing Development for the New Mexico Mortgage Finance Authority. From January 2016 until his election to the Bank's Board of Directors, Mr. Rael served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Mr. Rael served as vice chair of the Bank's affordable housing Advisory Council from January 2019 until his election to the Bank's Board of Directors.

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
Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 22, 2023). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	54	President and Chief Executive Officer	2014
Brehan Chapman	46	Executive Vice President and Chief ESG and Administrative Officer	2009
Sandra Damholt	70	Executive Vice President and General Counsel	2010
Kelly Davis	55	Executive Vice President and Chief Risk Officer	2015
Tom Lewis	60	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	56	Executive Vice President and Chief Business Officer	2014
Gustavo Molina	50	Executive Vice President and Chief Banking Operations Officer	2009
Jibo Pan	50	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	49	Executive Vice President and Chief Information Officer	2015
Michael Zheng	53	Executive Vice President and Chief Credit Officer	2015
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
Brehan Chapman serves as Executive Vice President and Chief ESG and Administrative Officer. In this capacity, Ms. Chapman has responsibility for the Bank’s corporate communications, government and industry relations, human resources, property and facilities management, compliance, and environmental, social and governance ("ESG") function. She joined the Bank in December 2004 as a Content Management Specialist. In November 2005, Ms. Chapman was promoted to Corporate Communications Manager, a position she held until her appointment as Vice President and Director of Corporate Communications and External Affairs in July 2009. In November 2013, her responsibilities were expanded to include human resources. In April 2014, May 2014 and July 2022, Ms. Chapman's responsibilities were further expanded to include the Bank's compliance function, property and facilities management, and ESG oversight, respectively. Ms. Chapman also serves as the Bank’s Corporate Secretary and has served in that capacity since February 2008. She was promoted to Senior Vice President in January 2012, to Chief Administrative Officer in February 2014, to Executive Vice President in January 2016 and to Chief ESG Officer in July 2022. Prior to joining the Bank, Ms. Chapman served as the Public Relations Manager for Waubonsee Community College from 2001 to 2004.
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
For 2022, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Chief Business Officer; Jibo Pan, our Executive Vice President and Head of Capital Markets; and Brehan Chapman, our Executive Vice President and Chief ESG and Administrative Officer.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation opportunities that are consistent with each executive’s responsibilities and individual performance and with our overall business results. For 2022, the Committee and Board of Directors defined the competitive market for our executives as: (1) the other Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”); (2) commercial banks with $20 billion or more in assets (including, to the extent data is available, the Federal Reserve Banks but excluding global investment banks); and (3) public proxy peers with assets between $10 billion and $20 billion. In addition to the other FHLBanks, we believe that the other institutions included in our peer group present a breadth and level of complexity of operations that are generally comparable to our own.
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
Further, the Board of Directors is responsible for approving our executive incentive plan known as the EIP, which applied initially for the 2017 plan year. As more fully described below in the section entitled "Elements of Executive Compensation," the EIP provides cash-based award opportunities to officers of the Bank who are voting members of our Executive Management Committee ("EMC"), which include, among other executive officers, each of our named executive officers. The EIP replaced the VPP for 2017 and succeeding years. The Committee is responsible for recommending annually to the Board of Directors the approval of the EIP for the next year and the performance goals that will be applicable for that year, which goals were (in the case of all previous EIPs except the 2022 EIP), are (in the case of the 2023 EIP) and are expected to be (in future years) substantially the same as the goals for the Corporate VPP. In 2022, a performance goal with a percentage weight of 20 percent was modified for purposes of the 2022 VPP but was not modified for purposes of the 2022 EIP.
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
In August 2021 (for compensation to be paid in 2022), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our executive officers (the "2021 Pay Study"). The 2021 Pay Study involved an analysis of total direct compensation for benchmark jobs at a total of 147 institutions, including the other FHLBanks; the value of retirement plans and other benefits were not considered as part of the study. To account for differences in the size and scope of the benchmark jobs included in the study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was judgmentally selected for each of those jobs to develop a market composite benchmark for each of the positions held by our named executive officers. In the case of the commercial bank peers, divisional head comparisons were used to identify the jobs with the closest functional responsibilities to our named executive officers. In the case of the public proxy peers, executive to executive comparisons were made for the top five paid positions and, conservatively, the 25th percentile was used for all of the comparable positions at those institutions. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range. Total direct compensation within +/- 10 percent of the median market composite compensation was considered to be competitive.
Elements of Executive Compensation
We rely upon a mix of base salary, annual incentive compensation (50 percent of which is deferred) and benefits to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
On December 8, 2016, the Board of Directors, acting upon a recommendation from the Committee, approved our Omnibus Incentive Plan (the "2017 Executive Incentive Plan" or "2017 EIP"), subject to the review of the Finance Agency. On December 20, 2016, the Finance Agency informed us that it did not object to the 2017 EIP. The 2017 EIP was effective as of January 1, 2017. The 2017 EIP provided for an annual award, 50 percent of which could be fully earned in 2017. The other 50 percent of the annual award (the deferred portion) did not become earned and vested until December 31, 2020. For Mr. Bhasin, the threshold, target and maximum award percentages in the 2017 EIP were 50 percent, 75 percent and 95 percent of base salary, respectively. For all of our other executive officers, the threshold, target and maximum award percentages in the 2017 EIP were 30 percent, 50 percent and 65 percent of base salary, respectively.
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

On December 6, 2018, the Board of Directors, acting upon a recommendation from the Committee, approved our 2019 EIP, subject to the review of the Finance Agency. On December 20, 2018, the Finance Agency informed us that it did not object to the 2019 EIP. The 2019 EIP was effective as of January 1, 2019. Like previous EIPs, the 2019 EIP provided for an annual award, 50 percent of which could be fully earned in 2019 and 50 percent of which could be fully earned in 2022. The threshold, target and maximum award percentages in the 2019 EIP were the same as those in the 2018 EIP.
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
On December 3, 2020, the Board of Directors, acting upon a recommendation from the Committee, approved our 2021 EIP (the "2021 EIP"), subject to the review of the Finance Agency. On January 11, 2021, the Finance Agency informed us that it did not object to the 2021 EIP. The 2021 EIP was effective as of January 1, 2021. Like previous EIPs, the 2021 EIP provided for an annual award, 50 percent of which could be fully earned in 2021 and 50 percent of which can be fully earned in 2024. The other 50 percent of our executives' 2021 incentive opportunity was derived from the 2018 EIP Deferred Award. The threshold, target and maximum award percentages in the 2021 EIP were the same as those in the 2020 EIP.
On December 2, 2021, the Board of Directors, acting upon a recommendation from the Committee, approved our 2022 EIP, subject to the review of the Finance Agency. On January 31, 2022, the Finance Agency informed us that it did not object to the 2022 EIP. The 2022 EIP was retroactively effective as of January 1, 2022. Like previous EIPs, (and as more fully described in the "Incentive Compensation" section beginning on page 93 and the "Grants of Plan-Based Awards" section beginning on page 105), the 2022 EIP provided for an annual award, 50 percent of which could be fully earned in 2022 and 50 percent of which can be fully earned in 2025. The other 50 percent of our executives' 2022 incentive opportunity was derived from the 2019 EIP Deferred Award. The threshold, target and maximum award percentages in the 2022 EIP were the same as those in the 2021 EIP.
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
In setting Mr. Bhasin’s base salary for 2022, the Committee and Board of Directors took into consideration the results of the 2021 Pay Study which was conducted in the latter part of 2021. The results of this study showed that Mr. Bhasin’s base salary and incentives were, on a look-back basis, competitive for his position. Looking forward, his base salary and targeted incentives were also projected to be competitive. Based on this information and the then prevailing economic and business conditions, the Committee and Board of Directors gave Mr. Bhasin a standard salary increase of 3.0 percent.

In setting the base salaries of our other named executive officers for 2022, the Committee took into consideration the results of the 2021 Pay Study, which showed that the base salaries and targeted incentive opportunities for our named executive officers were, on a look-back basis, within the competitive market range for their positions. Looking forward, the base salaries and targeted incentive opportunities for our other named executive officers were also projected to be within the competitive market range for their positions with one exception (for that position, base salary and the targeted incentive opportunity were just outside the lower bound of the competitive market range). Based on this information, the then prevailing economic and business conditions and Mr. Bhasin’s subjective assessments of various other factors, he recommended, and the Committee approved, standard salary increases of 3.0 percent for Ms. Chapman and Messrs. Lewis, Madhavan and Pan.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 104.
Incentive Compensation
The 2022 EIP provides cash-based award opportunities to all of our executive officers by means of an annual award ("Annual Award"). The Annual Award was based on the achievement of short-term performance goals for the period from January 1, 2022 through December 31, 2022 (the "2022 Performance Goals") and, for 50 percent of that award, the satisfaction of safety and soundness goals for the period from January 1, 2023 through December 31, 2025.
The 2022 Performance Goals that were used to calculate the Annual Award were established by the Board of Directors and fell into the following broad categories: (a) business activity and financial execution; (b) technology modernization; (c) operational excellence; (d) learning initiatives; and (e) diversity, equity and inclusion initiatives. Within each category, there were one or more goals and each goal was assigned a specific percentage weight with a threshold, target and stretch objective.
For Mr. Bhasin, the incentive factor for each 2022 Performance Goal could have been 0 percent (if the threshold objective was not met), 50 percent (if results were equal to the threshold objective), 75 percent (if results were equal to the target objective) or 100 percent (if results were equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2022 Performance Goal could have been 0 percent (if the threshold objective was not met), 30 percent (if results were equal to the threshold objective), 60 percent (if results were equal to the target objective) or 80 percent (if results were equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2022 Performance Goal could have been 0 percent (if the threshold objective was not met), 30 percent (if results were equal to the threshold objective), 50 percent (if results were equal to the target objective) or 70 percent (if results were equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2022 Performance Goal were interpolated in a manner as determined by the Committee. The results for each 2022 Performance Goal were multiplied by the assigned percentage weight to determine its contribution to the overall 2022 EIP goal percentage for each of our named executive officers. For example, if the target objective was achieved for a goal with a percentage weight of 10.0 percent, then the contribution of that goal to Mr. Bhasin’s overall goal percentage was 7.5 percent (10.0 percent x 75 percent). For Messrs. Madhavan and Pan, the contribution of that same goal to their overall goal percentage was 6.0 percent (10.0 percent x 60 percent). For Mr. Lewis and Ms. Chapman, the contribution of that same goal to their overall goal percentage was 5.0 percent (10.0 percent x 50 percent). The percentages derived from this calculation for each 2022 Performance Goal were added together to derive each executive’s overall goal percentage for the 2022 EIP, which percentage was then multiplied by the executive’s 2022 base salary to determine his or her final Annual Award.
Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives for our EIPs such that the relative difficulty of achieving each level is consistent from year to year.
For 2022, the Board of Directors established 18 separate performance goals, each of which had a specific percentage weight ranging from 1 percent to 25 percent. As further set forth in the table below, the goals relating to our business activity and financial execution objectives, technology modernization objectives, operational excellence objectives, learning initiatives and diversity, equity and inclusion initiatives comprised 25 percent, 30 percent, 25 percent, 10 percent and 10 percent, respectively, of our overall 2022 Performance Goals.
As more fully discussed in the section entitled “Grants of Plan-Based Awards” beginning on page 105, the Board of Directors could, among other things, adjust the 2022 Performance Goals to ensure the purposes of the 2022 EIP were served. In addition, the Board of Directors, in its discretion, could consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. No adjustments were made to the 2022 Performance Goals.

For 2022, we had as one of our goals achievement of a specified level of pre-assessment core income. For this purpose, pre-assessment core income was defined as our earnings excluding: (1) AHP assessments; (2) allocated costs (i.e., assessments) for the operation of the Finance Agency and the FHLBanks Office of Finance; (3) discretionary grants and donations other than those for PGP and HAVEN up to their forecasted amounts; (4) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains or losses associated with the sale of any of our previously hedged investment securities and the exclusion of the amortization of basis adjustments on any closed hedges); (5) unrealized gains and losses on securities classified as trading; (6) net prepayment fees on advances and agency commercial mortgage-backed securities ("CMBS") and any realized gains or losses on the termination of the associated interest rate swaps; (7) any recoveries of other-than-temporary impairment charges on our private-label mortgage-backed securities that had been recorded in periods prior to 2020 (as such charges were excluded from a similar performance measure in those years); and (8) interest expense on mandatorily redeemable capital stock. Because prepayment fees on advances and agency CMBS are intended to compensate us for future lost income, proforma interest income (inclusive of hedging, if applicable) that would have been earned on the prepaid assets in the absence of the prepayment was included in pre-assessment core income, net of the assumed cost of funding those assets. In addition, we included the actual losses (i.e., principal shortfalls), if any, incurred on our private-label mortgage-backed securities.

2022 EIP Objectives
(dollars in millions)

	Percentage Weight	Objective				Contribution to the Executive's Overall Goal Percentage
		Threshold	Target	Stretch	Results	Mr. Bhasin	Mr. Madhavan and Mr. Pan	Mr. Lewis and Ms. Chapman
Business Activity and Financial Execution
1. Daily Average Advances Outstanding	7%	$24,800	$28,500	$30,000	$46,483	7.00%	5.60%	4.90%
2. MPF Assets Acquired (UPB)	5%	$600	$900	$1,100	$1,431	5.00%	4.00%	3.50%
3. New Small Business Boost Commitments	1%	$2.0	$2.5	$3.0	$3.0	1.00%	0.80%	0.70%
4. Pre-Assessment Core Income	12%	$113.0	$137.0	$141.0	$325.6	12.00%	9.60%	8.40%
	25%					25.00%	20.00%	17.50%
Technology Modernization
Implement a New Banking and Collateral Management System (based on date completed)	20%	12/1/22	11/1/22	10/1/22	Incomplete	—%	—%	—%
DDA Software Implementation (based on count of completed epics)	10%	7	9	13	9	7.50%	6.00%	5.00%
	30%					7.50%	6.00%	5.00%
Operational Excellence (total points)	25%	69	93	116	123 pts	25.00%	20.00%	17.50%
Automation Projects (up to 10 projects at 4 pts. each)					40 pts.
Automation Processes (up to 20 processes at 1 pt. each)					19 pts.
Develop Read-Only Self-Service Member Authorization Function (18 points)					Complete
Develop Complete Self-Service Member Authorization Function (18 points)					Incomplete
Implement Federal Funds Solution (16 points)					Incomplete
FHLB.com Microsite (16 points)					Complete
Develop SecureConnect Feature Roadmap (8 points)					Complete
Migrate Upgraded Weblogic (Banking Operations and Collateral) to the Cloud (7 points)					Complete
Migrate Upgraded Weblogic (Member Products) to the Cloud (7 points)					Complete
Develop Internal Audit Software Plan (4 points)					Complete
Develop Plan for AHP Targeted Fund (4 points)					Complete
	25%					25.00%	20.00%	17.50%
Learning Initiatives
1. Individual: Employee Attendance at a Minimum of One SME Session (% participation)	1%	70%	80%	90%	100%	1.00%	0.80%	0.70%
2. Individual: AdobeSign Certifications (% participation for Basic and Power User Training Levels)	2%	90% Basic	100% Basic	100% Basic + 1 Power User/Executive	100% Basic + 1 Power User/Executive	2.00%	1.60%	1.40%
3. Individual: Microsoft Teams Certifications (% participation for Basic/Intermediate/Advanced Levels)	2%	100% Basic	100% Basic + 10% Int	100% Basic + 10% Int+ 5% Adv	100% Basic + 10% Int+ 5% Adv	2.00%	1.60%	1.40%
4. Individual: Microsoft Power Automate Certifications (% participation for Basic/Intermediate/Advanced Levels)	2%	100% Basic	100% Basic + 10% Int	100% Basic + 10% Int+ 5% Adv	100% Basic + 10% Int+ 5% Adv	2.00%	1.60%	1.40%
5. Individual: Microsoft Power Automate Templates (published templates per executive)	1%	One	Two	Three	Three	1.00%	0.80%	0.70%
6. Corporate: Bank-wide Project (% participation)	1%	70%	90%	95%	96%	1.00%	0.80%	0.70%
7. External: Member Webinars (total attendees)	1%	175	225	275	863	1.00%	0.80%	0.70%
	10%					10.00%	8.00%	7.00%
Diversity, Equity and Inclusion Initiatives
1. Network with HBCUs in Support of Recruitment and Internship Program (count of interns hired from HBCUs)	3%	One	Two	Three	Three	3.00%	2.40%	2.10%
2. Diversity Training for OMWI Sub-committee Members (% participation)	3%	75%	90%	100%	100%	3.00%	2.40%	2.10%
3. Expand Framework to Support High School Student Intern Program (number of students)	2%	Four	Six	Eight	Eight	2.00%	1.60%	1.40%
2. Conduct Bank-wide Development/Training on Cultural Sensitivity (% participation)	2%	90%	95%	100%	100%	2.00%	1.60%	1.40%
	10%					10.00%	8.00%	7.00%
Overall 2022 EIP Goal Percentage	100%					77.50%	62.00%	54.00%

As shown in the table above, we achieved the stretch objective for 16 of the 18 performance goals. For one of the other 2 goals, which had a weighting of 10 percent, we achieved a target level of performance. For the other goal, which had a weighting of 20 percent, we did not achieve the threshold level of performance. These results produced overall achievement rates for our named executive officers ranging from 77.1 percent to 77.5 percent (calculated by dividing the executive's 2022 EIP goal percentage by his or her maximum award percentage). In comparison, the overall achievement rates for our named executive officers under the 2021 EIP, 2020 EIP, 2019 EIP, 2018 EIP and 2017 EIP were approximately 89 percent, 92 percent, 77 percent, 97 percent and 100 percent, respectively. The results for 2017 represented the only time we have attained the highest possible achievement level for one of our short-term incentive plans.
Because each named executive officer received a performance rating for 2022 of at least "Solid Performance," 50 percent of the executive’s final Annual Award under the 2022 EIP (the "2022 Current Award") became earned and vested on December 31, 2022 and was payable no later than March 15, 2023. The remaining 50 percent of the executive’s final Annual Award under the 2022 EIP (the "2022 Deferred Award") will become earned and vested on December 31, 2025 if the conditions described in the Grants of Plan-Based Awards section are satisfied.
The possible Annual Awards that could be earned by our named executive officers for 2022 are presented in the Grants of Plan-Based Awards section. The calculation of the Annual Awards earned by our named executive officers in 2022 is shown in the table below. The 2022 Current Awards are included in the Summary Compensation Table on page 104 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Base Salary as of January 1, 2022 ($)	2022 EIP Goal Percentage	2022 EIP Annual Award ($)	2022 EIP Current Award ($)	2022 EIP Deferred Award ($)
Sanjay Bhasin	979,107	77.5%	758,808	379,404	379,404
Tom Lewis	431,351	54.0%	232,930	116,465	116,465
Kalyan Madhavan	559,037	62.0%	346,603	173,302	173,301
Jibo Pan	440,774	62.0%	273,280	136,640	136,640
Brehan Chapman	381,226	54.0%	205,862	102,931	102,931
Each of our named executive officers participated in the 2019 EIP which, like the 2022 EIP discussed above, provided for a deferred award that was equal to 50 percent of the executive's final Annual Award under the 2019 EIP (the "2019 Deferred Award"). The following table shows the 2019 Deferred Awards with interest at 6 percent compounded annually over the period from January 1, 2020 through December 31, 2022 (the "2019 Deferral Performance Period"). The 2019 Deferred Awards, which are more fully discussed in the Compensation Discussion and Analysis section of our 2019 10-K, became earned and vested on December 31, 2022 because: (i) each of the named executive officers was actively employed by us on December 31, 2022; (ii) each of the named executive officers received a performance rating for 2022 of at least "Solid Performance"; and (iii) the safety and soundness goals set forth in the paragraph immediately following the table were satisfied during the 2019 Deferral Performance Period.

Name	2019 EIP Deferred Award ($)	Interest on 2019 EIP Deferred Award ($)	2019 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	313,731	59,928	373,659
Tom Lewis	93,709	17,900	111,609
Kalyan Madhavan	130,974	25,018	155,992
Jibo Pan	103,267	19,726	122,993
Brehan Chapman	87,598	16,733	104,331
The safety and soundness goals applicable to the 2019 Deferred Award that were met during the 2019 Deferral Performance Period were: (i) we had no material risk management deficiencies at the Bank; (ii) no operational errors or omissions resulted in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was significantly past due; (iv) we made sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we had sufficient capital to pay dividends and repurchase members’ stock.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan"), a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after

January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2022, the maximum compensation limit was $305,000 and the maximum annual benefit limit was $245,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 108-110 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the FHLBank of Dallas 401(k) Retirement Plan ("FHLB Dallas DC Plan"), a tax-qualified defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2022 was $305,000 per year. In addition, the combined calendar year contributions to a qualified defined contribution plan from both us and the employee are limited by the Internal Revenue Code. For 2022, combined contributions from both us and the employee to the FHLB Dallas DC Plan could not exceed $61,000. The FHLB Dallas DC Plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis. The limitation on combined contributions applies to an employee's pre-tax and after-tax contributions and any matching contributions we make on his or her behalf. The limitation on an employee's pre-tax contributions was $20,500 for 2022. Employees who were age 50 or older could elect in 2022 to make additional pre-tax contributions (commonly known as catch-up contributions) of up to $6,500. Catch-up contributions are not taken into account in applying the combined contribution limit which, for employees who were age 50 or older, was $67,500 for 2022.
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
Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra DC Plan), each of our named executive officers was eligible to receive in 2022 a 200 percent matching contribution on the first 3 percent of his or her eligible monthly base salary that he or she contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal

Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the Summary Compensation Table found on page 104 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2022” table.
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
We offer the program to allow our highly compensated employees to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive in our tax-qualified defined contribution savings plan if not for the limits imposed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 104 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2022” table. As noted above, we believe that our matching contributions to the qualified savings plan are at or above the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this may also be true for the matching contributions that we provide under the deferred compensation program, although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 111-114.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that benefits Mr. Lewis and some of our former executives. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided to discontinue contributions to our SERP for the foreseeable future. While the Committee and Board of Directors could consider reactivating or replacing the SERP at some point in the future, there is no current plan to do so. If the SERP is ever reactivated or replaced, the Committee and Board of Directors would expect to add our other executive officers as participants. While active, our intent with the SERP was to make up a portion of the pension benefit that was lost under our tax-qualified plan due to limitations imposed by the Internal Revenue Code (it was never our intention to provide a full restoration of the lost benefit under the tax-qualified defined benefit plan). Our final contribution to the SERP was made in 2014. Each participant’s benefit under the SERP consists of the contributions we made on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP were determined solely at the discretion of our Board of Directors and were, during the periods in which they were made, based upon our desire to provide a reasonable level of supplemental retirement income to the participants. Generally, benefits under the SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. As of December 31, 2022, Mr. Lewis had met the Rule of 70. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his or her death or disability. Otherwise, vested benefits are not payable to the participant until he or she reaches age 62 or, if later, upon retirement. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
Many other comparable financial institutions in our defined competitive markets offer supplemental executive retirement plans that are designed to fully restore the lost benefits under their tax qualified plans and therefore our decision not to offer this form of compensation may put us at a competitive disadvantage.
For details regarding the operation of Groups 1 and 2 of our SERP and the account balances for Mr. Lewis as of December 31, 2022, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 111.

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
Perquisites
In 2022, we did not provide any perquisites to our named executive officers.
Executive Employment Agreements
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain the services of Ms. Chapman and Mr. Bhasin for no less than the one-year term of the agreements. On each yearly anniversary, the executive's employment agreement automatically renews for an additional one-year term unless either we or the executive gives a notice of non-renewal not less than 30 days prior to the expiration date. Because neither we nor either of the executives gave a notice of non-renewal, the term of Ms. Chapman's employment agreement was automatically extended through December 31, 2023 and the term of Mr. Bhasin's employment agreement will be automatically extended through March 23, 2024.
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

2023 Compensation Actions
The 2023 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2022) are presented below. All of the salaries in the table below were effective January 1, 2023.

Name	2023 Base Salary ($)	Percentage Change
Sanjay Bhasin	1,026,104	Increase of 4.8 percent
Tom Lewis	455,075	Increase of 5.5 percent
Kalyan Madhavan	589,784	Increase of 5.5 percent
Jibo Pan	465,016	Increase of 5.5 percent
Brehan Chapman	402,193	Increase of 5.5 percent
In August 2022, we engaged McLagan to conduct a competitive market pay study for all of our executive officers (the “2022 Pay Study”). The results of the 2022 Pay Study showed that while the base salaries and incentives for our named executive officers were competitive on a look-back basis, they were below the median market composite benchmarks for their positions. Based on this information and the then prevailing inflation rate, the Committee approved, based upon Mr. Bhasin's recommendation, salary increases of 5.5 percent for Ms. Chapman and Messrs. Lewis, Madhavan and Pan. For 2023, the standard cost-of-living increase for our employees was 5.0 percent. In addition, we had a Bank-wide merit pool of 1.0 percent. The Committee wanted to give Mr. Bhasin a salary increase at least equal to the salary increases for the other named executive officers; however, Mr. Bhasin informed the Committee that he preferred to receive a lower salary increase so that the forgone compensation could be used to increase the merit pool available for our other employees. In response to this request, the Board of Directors, acting upon a recommendation from the Committee, decided to give Mr. Bhasin a salary increase of 4.8 percent.
For 2023, the Committee and Board of Directors elected to increase the threshold, target and maximum incentive award percentages for all of our executive officers other than Mr. Bhasin. Mr. Bhasin's maximum award percentage (100 percent) is currently the same as the maximum award percentage for all other FHLBank Presidents/CEOs and his threshold and target award percentages (50 percent and 75 percent, respectively) are equivalent to the median threshold and target award percentages for the FHLBank Presidents/CEOs. In establishing the higher award percentages for our other executives, the Committee and Board of Directors took into consideration the incentive opportunities that are available to similarly situated executives at the other FHLBanks and the results of the 2022 Pay Study. For Messrs. Madhavan and Pan, their threshold, target and maximum award percentages were increased from 30 percent, 60 percent and 80 percent, respectively, to 40 percent, 65 percent and 85 percent, respectively. For Mr. Lewis and Ms. Chapman, their threshold, target and maximum award percentages were increased from 30 percent, 50 percent and 70 percent, respectively, to 35 percent, 55 percent and 75 percent, respectively. The higher award percentages are either equal to or slightly above the median incentive opportunities for comparable positions at the other FHLBanks.
On December 1, 2022, the Board of Directors, acting upon a recommendation from the Committee, approved our 2023 EIP (the "Proposed 2023 EIP"), subject to the review of the Finance Agency. In response to comments received from the Finance Agency, we made certain revisions to the Proposed 2023 EIP (inclusive of the revisions, the “2023 EIP”), subject again to review by the Finance Agency. On February 13, 2023, the Finance Agency informed us that it did not object to the 2023 EIP. The 2023 EIP was retroactively effective as of January 1, 2023. Like previous EIPs, the 2023 EIP provides for an annual award (the "2023 Annual Award"), 50 percent of which can be fully earned in 2023 (the "2023 Current Award"). The 2023 Annual Award is based on the achievement of performance goals for the period from January 1, 2023 through December 31, 2023. The remaining 50 percent of an executive's 2023 Annual Award (the "2023 Deferred Award"), with interest at 6 percent compounded annually over the period from January 1, 2024 through December 31, 2026 (the "2023 Deferral Performance Period") will not become fully earned and vested until December 31, 2026 and then only if: (1) the same safety and soundness goals that applied to the 2019 Deferred Award are satisfied during the 2023 Deferral Performance Period; (2) the executive receives a performance rating for 2026 of at least "Solid Performance"; and (3) the executive is actively employed by us on December 31, 2026. An executive’s 2023 Deferred Award is payable no later than March 15, 2027.
For the incentives that can be earned in 2023 (which will be payable in early 2024), our executive officers will derive 50 percent of their incentive opportunity from the 2023 EIP (via the 2023 Current Award) and 50 percent of their incentive opportunity from the 2020 EIP Deferred Award discussed below.
For purposes of our 2023 Annual Award, the Board of Directors established 16 performance goals (the "2023 Performance Goals"). The 2023 Performance Goals fall into the following broad categories (with category weights in parentheses): (a) business activity and financial execution (40 percent); (b) continuous improvement projects (30 percent); (c) environmental, social and governance (“ESG”) initiatives (15 percent); (d) learning initiatives (10 percent); and (e) affordable housing program operations (5 percent). Each 2023 Performance Goal has been assigned a specific percentage weight. For 2023 Performance

Goals comprising 93 percent of the executives’ 2023 Annual Award opportunity, each goal has been assigned a "threshold," "target" and "stretch" objective. For 2023 Performance Goals comprising 7 percent of the executives’ 2023 Annual Award opportunity, each goal has been assigned only a “stretch” objective.
For Mr. Bhasin, the incentive factor for each 2023 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold or target objective, the stretch objective is not met), 50 percent (if results are equal to the threshold objective for those 2023 Performance Goals that have a threshold objective), 75 percent (if results are equal to the target objective for those 2023 Performance Goals that have a target objective) or 100 percent (if results are equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2023 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold or target objective, the stretch objective is not met), 40 percent (if results are equal to the threshold objective for those 2023 Performance Goals that have a threshold objective), 65 percent (if results are equal to the target objective for those 2023 Performance Goals that have a target objective) or 85 percent (if results are equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2023 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold or target objective, the stretch objective is not met), 35 percent (if results are equal to the threshold objective for those 2023 Performance Goals that have a threshold objective), 55 percent (if results are equal to the target objective for those 2023 Performance Goals that have a target objective) or 75 percent (if results are equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2023 Performance Goal that has those achievement levels will be interpolated in a manner as determined by the Committee. Like previous EIPs, the results for each 2023 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall 2023 EIP goal percentage. The percentages derived from this calculation for each 2023 Performance Goal will be added together to derive each executive’s overall goal percentage for the 2023 EIP, which percentage will then be multiplied by the executive’s 2023 base salary to determine his or her final 2023 Annual Award. The executive's final 2023 Annual Award will be multiplied by 50 percent to derive his or her 2023 Current Award.
The following table sets forth an estimate of the possible 2023 Annual Awards (and, for 50 percent of those awards, the 2023 Current Awards) that can be earned by our named executive officers under the 2023 EIP. The threshold amounts were computed based upon the assumption that we would achieve the threshold objective for each of the 2023 Performance Goals that has a threshold objective. The target amounts were computed based upon the assumption that we would achieve the target objective for each of the 2023 Performance Goals that has a target objective. The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of the 2023 Performance Goals. In addition, the threshold, target and maximum 2023 Current Awards are based upon the assumption that each of our named executive officers will receive a performance rating for 2023 of at least "Solid Performance." An executive's 2023 Current Award will become earned and vested on December 31, 2023 provided he or she is actively employed on that date and such award is payable no later than March 15, 2024. Given the number of variables involved in the calculation of our 2023 EIP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the 2023 EIP awards can be less than the threshold amounts if we fail to achieve (i) the threshold objective for one or more of our 2023 Performance Goals and (ii) the stretch objective for our 2023 Performance Goals that have only a stretch objective but we achieve the threshold objective for each of our other 2023 Performance Goals. In addition, as noted above, achievement levels between threshold and target and between target and stretch will be interpolated and, as a result, the ultimate awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible 2023 Annual Award			Estimated Possible Payouts in Early 2024 Under Non-Equity Incentive Plan Awards for 2023 EIP (2023 Current Award)

Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	477,138	715,708	1,026,104	238,569	357,854	513,052
Tom Lewis	148,127	232,771	341,306	74,063	116,385	170,653
Kalyan Madhavan	219,400	356,524	501,316	109,700	178,262	250,658
Jibo Pan	172,986	281,102	395,264	86,493	140,551	197,632
Brehan Chapman	130,914	205,722	301,645	65,457	102,861	150,822

As previously noted, the remaining 50 percent of our executives' 2023 incentive opportunity will be derived from their 2020 Deferred Award. The amount of each executive's 2020 Deferred Award (before interest) became fixed at the end of 2020 based on the achievement of performance goals for the period from January 1, 2020 through December 31, 2020. The performance goals that were applicable to the 2020 Deferred Award are more fully discussed in the Compensation Discussion and Analysis section of our 2020 10-K.

An executive's 2020 Deferred Award will become earned and vested on December 31, 2023 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2021 through December 31, 2023 (the "2020 Deferral Performance Period"); (ii) the executive receives a performance rating for 2023 of at least "Solid Performance"; and (iii) the executive is actively employed by us on December 31, 2023. An executive’s 2020 Deferred Award is payable no later than March 15, 2024 with interest at 6 percent compounded annually over the 2020 Deferral Performance Period.
The safety and soundness goals that must be satisfied during the 2020 Deferral Performance Period are: (i) no material risk management deficiency exists at the Bank; (ii) no operational errors or omissions result in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; (iv) we make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we have sufficient capital to pay dividends and repurchase members’ stock.
The following table shows the deferred awards under the 2020 EIP, the anticipated growth in those awards during the 2020 Deferral Performance Period, and the total 2020 Deferred Awards (inclusive of interest) that will be payable in early 2024 provided all of the conditions for payment are met.

Name	2020 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total 2020 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	429,084	81,962	511,046
Tom Lewis	132,136	25,240	157,376
Kalyan Madhavan	195,994	37,438	233,432
Jibo Pan	154,532	29,518	184,050
Brehan Chapman	116,781	22,307	139,088
The following table combines the possible 2023 EIP Current Awards and the actual 2020 Deferred Awards (including interest) from the two preceding tables and represents the total non-equity incentive plan compensation that can be fully earned by our named executive officers in 2023.

	Estimated Possible Payouts in Early 2024 for 2023 Incentive Opportunities
	2023 EIP Current Award			2020 EIP Deferred Award Including Interest ($)	Total if 2023 EIP Current Award is at Threshold, Target or Maximum
Name	Threshold ($)	Target ($)	Maximum ($)		Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	238,569	357,854	513,052	511,046	749,615	868,900	1,024,098
Tom Lewis	74,063	116,385	170,653	157,376	231,439	273,761	328,029
Kalyan Madhavan	109,700	178,262	250,658	233,432	343,132	411,694	484,090
Jibo Pan	86,493	140,551	197,632	184,050	270,543	324,601	381,682
Brehan Chapman	65,457	102,861	150,822	139,088	204,545	241,949	289,910
Notwithstanding anything to the contrary contained in the 2023 EIP or the 2020 EIP, the combination of an executive's 2023 Current Award and his or her 2020 Deferred Award (inclusive of interest at 6 percent compounded annually over the period from January 1, 2021 through December 31, 2023) cannot exceed 100 percent of the executive's annual base salary for 2023. This limitation will not have any impact on our executives' 2023 incentive opportunities as the maximum possible payout for each executive is less than his or her 2023 base salary.

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 90-102 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

James D. Goudge, Chairman
Sally I. Nelson, Vice Chairman
A. Fred Miller, Jr.
Christopher G. Palmer
Felipe A. Rael
Robert M. Rigby
John P. Salazar
Margo S. Scholin

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2022, 2021 and 2020 of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2022. Collectively, the five individuals presented in the table are referred to as our "named executive officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Sanjay Bhasin	2022	979,107	—	—	—	753,063	—	58,746	1,790,916
President/CEO	2021	950,589	—	—	—	880,244	51,000	57,035	1,938,868
	2020	931,950	—	—	—	839,241	287,000	54,570	2,112,761

Tom Lewis	2022	431,351	—	—	—	228,074	—	25,881	685,306
EVP/Chief Financial	2021	418,788	—	—	—	265,360	74,000	25,127	783,275
Officer	2020	410,576	—	—	—	267,011	356,000	23,981	1,057,568

Kalyan Madhavan	2022	559,037	—	—	—	329,294	—	33,537	921,868
EVP/Chief Business	2021	542,754	—	—	—	382,866	67,000	32,071	1,024,691
Officer	2020	532,112	—	—	—	380,925	270,000	31,175	1,214,212

Jibo Pan	2022	440,774	—	—	—	259,633	—	29,096	729,503
EVP/Head of Capital	2021	427,936	—	—	—	300,445	29,000	25,632	783,013
Markets	2020	419,545	—	—	—	296,922	308,000	23,876	1,048,343

Brehan Chapman	2022	381,226	—	—	—	207,262	—	18,537	607,025
EVP/Chief ESG and	2021	370,122	—	—	—	241,456	16,000	10,572	638,150
Administrative Officer	2020	362,865	—	—	—	242,861	284,000	9,676	899,402
___________________________________
(1)Amounts for 2022 represent 2022 EIP Current Awards earned for services rendered in 2022 and 2019 EIP Deferred Awards earned for services rendered during 2019, 2020, 2021 and 2022. Amounts for 2021 represent 2021 EIP Current Awards earned for services rendered in 2021 and 2018 EIP Deferred Awards earned for services rendered during 2018, 2019, 2020 and 2021. Amounts for 2020 represent 2020 EIP Current Awards earned for services rendered in 2020 and 2017 EIP Deferred Awards earned for services rendered during 2017, 2018, 2019 and 2020. The amounts shown for 2022 were paid to the named executive officers on February 15, 2023. The amounts shown for 2021 and 2020 were paid to the executive officers in February 2022 and February 2021, respectively. The components of this column for 2022 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2022."
(2)Amounts reported in this column for 2022, 2021 and 2020 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 108-110. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2022, 2021 or 2020. In 2022, the actuarial present value of the accumulated pension benefits for Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan decreased by $396,000, $330,000, $360,000, $268,000 and $405,000, respectively.
(3)The components of this column for 2022 are provided in the table below entitled "Components of All Other Compensation for 2022."

Components of Non-Equity Incentive Plan Compensation for 2022

Name	2022 EIP Current Award ($)	2019 EIP Deferred Award ($)	Total Non-Equity Incentive Plan Compensation ($)
Sanjay Bhasin	379,404	373,659	753,063
Tom Lewis	116,465	111,609	228,074
Kalyan Madhavan	173,302	155,992	329,294
Jibo Pan	136,640	122,993	259,633
Brehan Chapman	102,931	104,331	207,262
Components of All Other Compensation for 2022

Name	Bank Contributions to Vested Defined Contribution Plans
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	Perquisites ($)	Tax Gross ups ($)	Other ($)	Total All Other Compensation ($)

Sanjay Bhasin	18,300	40,446	—	—	—	58,746
Tom Lewis	18,300	7,581	—	—	—	25,881
Kalyan Madhavan	18,295	15,242	—	—	—	33,537
Jibo Pan	20,950	8,146	—	—	—	29,096
Brehan Chapman	17,957	—	—	—	580	18,537

GRANTS OF PLAN-BASED AWARDS
As discussed in the Compensation Discussion and Analysis, the 2022 EIP provided for an Annual Award, which was comprised of a Current Award and a Deferred Award. For the incentives that could be earned in 2022, our executive officers derived 50 percent of their incentive opportunity from the 2022 EIP (via the 2022 Current Award) and 50 percent of their incentive opportunity from the 2019 EIP (via the 2019 Deferred Award).
For Mr. Bhasin, the potential Annual Award under the 2022 EIP (before interest on the deferred portion, as described below), could have been 50 percent of salary (if the threshold objective was achieved for each of our 2022 Performance Goals), 75 percent of salary (if the target objective was achieved for each of our 2022 Performance Goals) or 100 percent of salary (if the stretch objective was achieved for each of our 2022 Performance Goals). For Messrs. Madhavan and Pan, the potential Annual Award under the 2022 EIP (before interest on the deferred portion), could have been 30 percent of salary (if the threshold objective was achieved for each of our 2022 Performance Goals), 60 percent of salary (if the target objective was achieved for each of our 2022 Performance Goals) or 80 percent of salary (if the stretch objective was achieved for each of our 2022 Performance Goals). For Mr. Lewis and Ms. Chapman, the potential Annual Award under the 2022 EIP (before interest on the deferred portion), could have been 30 percent of salary (if the threshold objective was achieved for each of our 2022 Performance Goals), 50 percent of salary (if the target objective was achieved for each of our 2022 Performance Goals) or 70 percent of salary (if the stretch objective was achieved for each of our 2022 Performance Goals).
The Current Award, representing 50 percent of the Annual Award, became earned and vested on December 31, 2022. The Deferred Award, representing the other 50 percent of the Annual Award, will become earned and vested on December 31, 2025 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2023 through December 31, 2025 (the "2022 Deferral Performance Period"); (ii) the executive receives a performance rating for 2025 of at least "Solid Performance"; and (iii) the executive is actively employed on December 31, 2025. An executive’s Deferred Award under the 2022 EIP is payable no later than March 15, 2026 with interest at 6 percent compounded annually over the three-year deferral performance period.
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
The following table sets forth an estimate of the possible Current Awards and Deferred Awards (before interest) that could have been earned by our named executive officers under the 2022 EIP. The achievement levels described above were used to compute the estimated awards shown in the table. Given the number of variables involved in the calculation of the Annual

Awards, the ultimate awards (other than the maximum awards) could have varied significantly. For instance, the Annual Awards could have been less than 50 percent of salary for Mr. Bhasin and 30 percent of salary for Ms. Chapman and Messrs. Madhavan, Pan and Lewis if we failed to achieve the threshold objective for one or more of our 2022 Performance Goals but achieved the threshold objective for each of our other 2022 Performance Goals. In addition, because achievement levels between threshold and target and between target and stretch for each 2022 Performance Goal are interpolated, the ultimate 2022 EIP awards earned by the named executive officers could have varied significantly between the threshold and maximum amounts presented in the table. The 2022 EIP Current Awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 90 through 102.

	Estimated Possible Awards for 2022 EIP
	2022 Current Award			2022 Deferred Award			Total 2022 Annual Award
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	244,777	367,165	489,554	244,777	367,165	489,553	489,554	734,330	979,107
Tom Lewis	64,703	107,838	150,973	64,702	107,838	150,973	129,405	215,676	301,946
Kalyan Madhavan	83,856	167,711	223,615	83,855	167,711	223,615	167,711	335,422	447,230
Jibo Pan	66,116	132,232	176,310	66,116	132,232	176,309	132,232	264,464	352,619
Brehan Chapman	57,184	95,307	133,429	57,184	95,306	133,429	114,368	190,613	266,858
The following table shows the anticipated growth in the threshold, target and maximum Deferred Awards (from the table above) during the period from January 1, 2023 through December 31, 2025 and the total Deferred Awards (inclusive of interest) that would have been payable in early 2026 at each of these achievement levels.

	Estimated Possible Payouts in Early 2026 Under Non-Equity Incentive Plan Awards for 2022 EIP
	2022 Deferred Award			Interest on Deferred Award (1)			Total Deferred Award Including Interest
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	244,777	367,165	489,553	46,756	70,134	93,512	291,533	437,299	583,065
Tom Lewis	64,702	107,838	150,973	12,359	20,599	28,838	77,061	128,437	179,811
Kalyan Madhavan	83,855	167,711	223,615	16,018	32,035	42,714	99,873	199,746	266,329
Jibo Pan	66,116	132,232	176,309	12,629	25,258	33,678	78,745	157,490	209,987
Brehan Chapman	57,184	95,306	133,429	10,923	18,205	25,487	68,107	113,511	158,916
(1) Amounts represent interest on the Deferred Awards at 6 percent, compounded annually.
The following table shows the actual deferred awards under the 2022 EIP, the anticipated growth in those awards during the period from January 1, 2023 through December 31, 2025, and the total Deferred Awards (inclusive of interest) that will be payable in early 2026 provided all of the conditions for payment are met.

Name	Actual 2022 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total Deferred Award Including Interest ($)
Sanjay Bhasin	379,404	72,472	451,876
Tom Lewis	116,465	22,247	138,712
Kalyan Madhavan	173,301	33,103	206,404
Jibo Pan	136,640	26,100	162,740
Brehan Chapman	102,931	19,661	122,592
If an executive officer's employment is terminated for any reason other than death, disability, retirement, a reduction in force or by the officer for good reason (as defined in the 2022 EIP), his or her unvested 2022 EIP awards will be forfeited.
If an executive officer’s employment had been terminated in 2022 due to death or disability, then his or her Current Award would have been treated as earned and vested based on the portion of 2022 during which the executive was employed based on the assumption that we would have achieved the 2022 Performance Goals at the target achievement level. If an executive's employment is terminated during the 2022 Deferral Performance Period due to his or her death or disability, then his or her

Deferred Award will be treated as fully earned and vested based on the assumption that we would achieve the safety and soundness goals applicable to that award. Payment of awards in connection with a death or disability would be made in a single lump sum within 75 days of the executive’s termination date. For the Deferred Award, the payment would include interest through the executive's termination date.
If an executive’s employment had been terminated in 2022 due to a retirement, then his or her Current Award would have been treated as earned and vested based on the portion of 2022 during which the executive was employed and the extent to which the 2022 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the 2022 Deferral Performance Period due to a retirement, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period. For purposes of the 2022 EIP, retirement is defined as an executive's planned and voluntary termination of employment on or after he or she has attained age 55 with at least 10 years of service to the Bank. Payment of awards in connection with a retirement would be made according to the normal scheduled dates.
If an executive’s employment had been terminated in 2022 due to a reduction in force or by the executive for good reason, then his or her Current Award would have been treated as earned and vested based on the portion of 2022 during which the executive was employed and the extent to which the 2022 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the 2022 Deferral Performance Period due to a reduction in force or by the executive for good reason, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period. Payment of awards in connection with a reduction in force or termination by the executive for good reason would be made according to the normal scheduled dates and would be contingent upon the executive executing the severance agreement offered by us.
If, in 2022, we had been involved in a merger, consolidation, reorganization or sale of all or substantially all of our assets, or we had been liquidated or dissolved (collectively, a "Reorganization"), subject to certain exceptions for which the Director of the Finance Agency had determined should not be a basis for accelerated vesting, then the Current Award would have been treated as earned and vested on a pro rata basis through the date of the Reorganization based on the assumption that we would have achieved the 2022 Performance Goals at the target achievement level. If we are involved in a Reorganization during the 2022 Deferral Performance Period, then the Deferred Award will be treated as fully earned and vested effective as of the Reorganization date based on the assumption that we would have achieved the safety and soundness goals applicable to that award. Payment of awards in connection with a Reorganization would be made in a single lump sum on the date on which the Reorganization occurs. If we are involved in a Reorganization during the 2022 Deferral Performance Period, the payment of the Deferred Award would also include interest through the Reorganization date.
The Board of Directors may adjust the 2022 Performance Goals to ensure the purposes of the 2022 EIP are served. In addition, the Board of Directors, in its discretion, may consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Any changes, adjustments or modifications to the 2022 EIP that would affect the 2022 Performance Goals or increase the payment to an executive above the amount that would otherwise be awarded based upon the 2022 Performance Goals would require the Finance Agency's prior review and non-objection.
Any awards not yet paid may be reduced or eliminated if any actual losses or other measures or aspects of performance are realized which would have caused a reduction in the amount of the awards. Further, if during the most recent examination of us by the Finance Agency, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the executive’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, then all of an executive’s vested and unvested awards under the 2022 EIP will be forfeited. Any future payments for a vested award will cease and we will have no further obligation to make such payments.
By resolution, the Board of Directors may reduce or eliminate an award that is otherwise earned under the 2022 EIP but not yet paid if the Board of Directors finds that a serious, material safety and soundness problem or a serious, material risk management deficiency exists at the Bank, or if: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive payouts; (ii) the submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; or (iii) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings.
The Board of Directors may amend the 2022 EIP at any time in its sole discretion. However, the Board of Directors may not amend the 2022 EIP to reduce an executive’s awards as determined on the day immediately preceding the effective date of the amendment or to otherwise retroactively impair or adversely affect the rights of an executive.

In addition, the Board of Directors may terminate the 2022 EIP at any time in its sole discretion. Absent an amendment to the contrary, incentives that were earned and vested prior to the termination will be paid at the times and in the manner provided for by the 2022 EIP at the time of the termination.

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Mr. Lewis is the only named executive officer who was hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. Ms. Chapman was hired in 2004. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2022. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	18.1	980,000	—
Tom Lewis	Pentegra DB Plan	19.9	1,645,000	—
Kalyan Madhavan	Pentegra DB Plan	17.2	1,046,000	—
Jibo Pan	Pentegra DB Plan	19.8	894,000	—
Brehan Chapman	Pentegra DB Plan	18.0	669,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2022 commence at age 62 and are discounted to December 31, 2022);
•Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 5.02 percent. The lump sum benefit is calculated using a discount rate of either 5.02 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);
•The annuity benefit is valued using the Pri-2012 white collar worker annuitant table with mortality improvement scale MP-2021 and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2022; and
•No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).

Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2022, this amount was $245,000 at age 65). The annual pension benefit limit is less than $245,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2022, this amount was $305,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit and/or the maximum allowable annual benefit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2023, the Internal Revenue Service increased the maximum compensation limit to $330,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $265,000 for 2023.

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

•2 percent x years of service credited on or after July 1, 2003 x high 36-month average compensation for the entire period of participation in the Pentegra DB Plan

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the Internal Revenue Code limitation which, for 2022, 2021 and 2020, was $305,000, $290,000 and $285,000, respectively. In each of those years, the compensation of all of our named executive officers exceeded the applicable Internal Revenue Code limit; accordingly, the high 36-month average compensation for each of our named executive officers was limited to $293,333 as of December 31, 2022. Based on the Internal Revenue Code limitations in effect prior to July 1, 2015, the high 36-month average compensation for purposes of the first part of the benefit formula is limited to $255,000 for Mr. Lewis. The first part of the benefit formula does not apply to Ms. Chapman or Messrs. Bhasin, Madhavan and Pan as they were not employed by us prior to July 1, 2003.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2022, Mr. Bhasin, Mr. Lewis, Mr. Madhavan, Mr. Pan and Ms. Chapman had accumulated 8.6, 19.5, 8.3, 8.3 and 18.0 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis, the remainder of his service (0.4 years) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2022, all of our named executive officers were fully vested in their accrued pension benefits.
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
Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Ms. Chapman and Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2022, Mr. Lewis was eligible for early retirement with reduced benefits. Because he had met the Rule of 70 as of December 31, 2022, the early retirement reduction factors applicable to Mr. Lewis as of that date would have been approximately 0.3 percent as it relates to the benefits he had earned prior to July 1, 2015 and approximately 3.3 percent as it relates to the benefits he had earned on and after July 1, 2015. As of December 31, 2022, Mr. Madhavan was also eligible for early retirement with reduced benefits. Because he had met the Rule of 70 as of December 31, 2022, the early retirement reduction factor applicable to Mr. Madhavan as of that date would have been approximately 8.1 percent. Given their ages and hire dates, Ms. Chapman and Messrs. Bhasin and Pan are not yet eligible for early retirement.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2022 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”) for Mr. Lewis. Ms. Chapman and Messrs. Bhasin, Madhavan and Pan do not participate in the SERP. As discussed more fully in the Compensation Discussion and Analysis on pages 90-102, we do not intend in the foreseeable future to add any new participants to the SERP, nor do we intend to make any additional SERP contributions on behalf of Mr. Lewis. The term "NQDC Plan" refers to our 2017 Deferred Compensation Plan, our Consolidated Deferred Compensation Plan and any predecessor plans. The 2017 Deferred Compensation Plan governs compensation earned in 2017 and later years to the extent it is deferred. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	205,517	40,446	(379,264)	39,002	1,535,612

Tom Lewis
NQDC Plan	10,000	7,581	4,901	25,413	357,868
SERP — Group 1	—	—	(71,534)	—	418,586
SERP — Group 2	—	—	(3,158)	—	15,333
	10,000	7,581	(69,791)	25,413	791,787

Kalyan Madhavan
NQDC Plan	207,524	15,242	(453,535)	—	1,958,088

Jibo Pan
NQDC Plan	66,116	8,146	(12,543)	140,457	116,302

Brehan Chapman
NQDC Plan	—	—	(5,668)	10,454	33,681
_______________________________________
(1)All amounts in this column are included in the “Salary” column for 2022 in the Summary Compensation Table.
(2)All amounts in this column are included in the “All Other Compensation” column for 2022 in the Summary Compensation Table.
(3)The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2022 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.
(4)The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2022 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table on page 104; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2006 through 2019 or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented on page 104) had been required; and (3) earnings (losses) accumulated through December 31, 2022 (2022 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because all of our named executive officers have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts. Ms. Chapman's aggregate balance includes contributions made by her and the Bank and earnings (losses) on those contributions in years prior to 2020 when she was not a named executive officer.

	Amounts Reported in Summary Compensation Table			Reported/Reportable Compensation Related to Years Prior to 2020 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2022 ($)	2021 ($)	2020 ($)			Total ($)
Sanjay Bhasin	157,939	222,718	194,858	614,572	345,525	1,535,612
Tom Lewis	17,581	17,727	6,881	526,954	222,644	791,787
Kalyan Madhavan	127,050	300,847	278,922	944,613	306,656	1,958,088
Jibo Pan	74,262	8,276	7,929	20,841	4,994	116,302
Brehan Chapman	—	—	—	—	1,801	33,681
NQDC Plan
Under the 2017 Deferred Compensation Plan, our named executive officers and other highly compensated employees can elect to defer receipt of all or part of their base salary and all or part of their non-equity incentive plan compensation. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable.
Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under the FHLBank of Dallas 401(k) Retirement Plan (for 2022, the maximum compensation limit for this plan was $305,000). We do not provide any matching on employees' incentive compensation awards that are contributed to the NQDC Plan. Base salary and incentive compensation deferred under our NQDC Plan are not included in eligible compensation for purposes of our defined benefit pension plan (the Pentegra DB Plan). All of our participating employees, including our named executive officers, are fully vested in their NQDC Plan account balance at all times, including our matching contributions.
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

SERP
Our SERP was established primarily to provide supplemental retirement benefits to those employees who were serving as our executive officers in October 2004. Mr. Lewis is the only remaining executive from that group. As noted above, our SERP is divided into two groups (Group 1 and Group 2) based upon differences in participation and vesting characteristics. Group 2, as explained below, was established to provide benefits to a specified group of our employees. Mr. Lewis is the only named executive officer who participates in Group 2.
Group 1
Mr. Lewis' benefit in Group 1 consists of contributions made by us on his behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Mr. Lewis is not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Lewis is based solely on the past contributions that were made by us on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to Mr. Lewis. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove Mr. Lewis at our discretion, except that no amendment, modification or termination may reduce his then vested account balance. Group 1 benefits vest on the date on which the sum of a participant’s age and years of service with us is at least 70. Based upon his age and years of service with us, Mr. Lewis was fully vested in his Group 1 benefits as of December 31, 2022. If Mr. Lewis retires or is terminated prior to reaching age 62, his Group 1 account balance will be paid at the time he reaches age 62 in a lump sum distribution based on his preexisting election. If Mr. Lewis retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, his Group 1 account balance will be paid at that time in a lump sum distribution based on his preexisting election. In addition to a lump sum payment, the SERP provides an option to receive annual installment payments over periods ranging from 2 to 20 years. Mr. Lewis can change his existing distribution election but only if the change is made at least one year prior to the date the lump sum payment would otherwise be made and the first installment payment pursuant to the change occurs at least five years after the date the lump sum payment would otherwise be made. If Mr. Lewis dies before reaching age 62, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We currently have employment agreements with Mr. Bhasin and Ms. Chapman. As further discussed below, the employment agreements with each of these executive officers provide for certain termination benefits in specified circumstances. As of December 31, 2022 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than four executive officers with whom we have entered into employment agreements, including Mr. Bhasin and Ms. Chapman. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated due to economic conditions, functional reorganization, budgetary constraints or other business conditions. A reduction in force can also occur when a position changes so significantly that the related job responsibilities are no longer needed or applicable (collectively, a "RIF Policy Triggering Event"). Accordingly, at December 31, 2022, Messrs. Lewis, Madhavan and Pan would have been entitled to termination benefits under our RIF Policy if (and only if) a RIF Policy Triggering Event had occurred on that date. The potential payments upon termination under the employment agreements (applicable to Mr. Bhasin and Ms. Chapman) and our RIF Policy (as applied to Messrs. Lewis, Madhavan and Pan) are discussed in the following sections.
Employment Agreements with Mr. Bhasin and Ms. Chapman
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. Each of these employment agreements provides that we will employ the executive officer for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). On each yearly anniversary, the employment agreements automatically renew for an additional one-year term unless either we or the executive officer gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or the executive officer may give a notice of non-renewal, in which case the executive's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay the executive in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to the executive for such 30-day period, in which case the termination of the executive would become effective immediately upon the date of such payment. Because neither we nor the executives gave a notice of non-renewal, the employment agreement with Ms. Chapman was recently extended through December 31, 2023 and the employment agreement with Mr. Bhasin will soon be extended through March 23, 2024.
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
The following table sets forth the amounts that would have been payable to Mr. Bhasin and Ms. Chapman as of December 31, 2022 if a Triggering Event had occurred on that date. If the Triggering Event had been related to a reduction in force, then Mr. Bhasin and Ms. Chapman would also have been entitled, under the terms of the 2020 EIP and 2021 EIP, to receive (in early 2024 and early 2025, respectively), his or her 2020 EIP Deferred Award and 2021 EIP Deferred Award with interest at 6 percent compounded annually over the three-year deferral performance periods. A termination due to a reduction in force would entitle Mr. Bhasin and Ms. Chapman to receive their 2022 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2023 through December 31, 2025).

Name	Accrued/Unused Vacation as of 12/31/22 ($)	Undiscounted Value of Base Salary Continuation ($)	2022 Non-Equity Incentive Plan Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Triggering Event was not a RIF ($)	2020 EIP Deferred Award ($)	2021 EIP Deferred Award ($)	Total Estimated Termination Benefit if Triggering Event was a RIF ($)
Sanjay Bhasin	112,974	979,107	753,063	27,158	1,872,302	511,046	508,066	2,891,414
Brehan Chapman	43,398	381,226	207,262	15,837	647,723	139,088	136,215	923,026

If our employment of Mr. Bhasin had been terminated on December 31, 2022 due to his death or disability, he (or his beneficiary in the case of his death) would have been entitled to receive an amount totaling $1,881,925 comprised of the following: (i) his accrued/unused vacation ($112,974); (ii) his base salary for one month ($81,592); (iii) his 2022 non-equity incentive plan compensation comprised of the 2022 EIP Current Award and 2019 EIP Deferred Award ($753,063); (iv) his 2020 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2021 through December 31, 2022 ($482,119); and (v) his 2021 EIP Deferred Award with interest at 6 percent for the period from January 1, 2022 through December 31, 2022 ($452,177). A termination due to Mr. Bhasin's death or disability would entitle him (or his beneficiary in the case of his death) to receive his 2022 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
If our employment of Ms. Chapman had been terminated on December 31, 2022 due to her death or disability, she (or her beneficiary in the case of her death) would have been entitled to receive an amount totaling $534,875 comprised of the following: (i) her accrued/unused vacation ($43,398); (ii) her base salary for one month ($31,769); (iii) her 2022 non-equity incentive plan compensation comprised of the 2022 EIP Current Award and 2019 EIP Deferred Award ($207,262); (iv) her 2020 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2021 through December 31, 2022 ($131,215); and (v) her 2021 EIP Deferred Award with interest at 6 percent for the period from January 1, 2022 through December 31, 2022 ($121,231). A termination due to Ms. Chapman's death or disability would entitle her (or her beneficiary in the case of her death) to receive her 2022 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
Termination Benefits for Messrs. Lewis, Madhavan and Pan Under our RIF Policy
As of December 31, 2022, no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, as discussed above, Messrs. Lewis, Madhavan and Pan would have been entitled to benefits under our RIF Policy as of December 31, 2022 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any senior officer under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation.
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
As of December 31, 2022, Messrs. Lewis, Madhavan and Pan would have been entitled under our RIF Policy to severance pay and benefits continuation for one year. Further, under the terms of our 2020 and 2021 EIPs, the executives would have been entitled to receive their 2020 and 2021 EIP Deferred Awards upon completion of the applicable three-year deferral performance periods. The following table sets forth the amounts that would have been payable to these executive officers as of December 31, 2022 if a RIF Policy Triggering Event had occurred on that date. For the 2020 EIP Deferred Awards (payable in early 2024) and 2021 EIP Deferred Awards (payable in early 2025), the amounts presented in the table include interest at 6 percent compounded annually over the three-year deferral performance periods. None of these executives would have been entitled to receive their 2022 EIP Deferred Award because the termination event did not occur during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2023 through December 31, 2025).

Name	Accrued/Unused Vacation as of 12/31/22 ($)	Undiscounted Value of Base Salary Continuation ($)	2022 Non-Equity Incentive Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	SERP ($) (1)	2020 EIP Deferred Award ($)	2021 EIP Deferred Award ($)	Total Termination Benefit ($)
Tom Lewis	49,771	431,351	228,074	27,158	41,476	18,300	433,919	157,376	154,126	1,541,551
Kalyan Madhavan	64,504	559,037	329,294	27,141	53,754	18,300	—	233,432	230,780	1,516,242
Jibo Pan	50,859	440,774	259,633	27,141	42,382	18,300	—	184,050	181,959	1,205,098
______________________________________________________________________________________
(1) Amounts reflect the vested balances in Mr. Lewis' Group 1 and Group 2 SERP accounts. Mr. Lewis' Group 1 SERP account ($418,586) would have been payable to him as a lump sum upon reaching age 62. His Group 2 SERP account ($15,333) would have been payable to him as a lump sum upon his termination.
Messrs. Lewis, Madhavan and Pan would have been required to execute non-disparagement/confidentiality agreements in order to receive the termination benefits provided by the RIF Policy (i.e., base salary and health care benefits continuation and lump sum payments for the loss of future vacation benefits and matching contributions). These executive officers would not have been required to execute any type of agreement in order to receive their accrued/unused vacation and SERP benefits, if applicable. In order to receive the termination benefits arising under the 2020 and 2021 EIPs, the executives would have been required to execute the severance agreement offered by us, the provisions of which are not dictated by either the 2020 or 2021 EIP.
If our employment of Messrs. Lewis, Madhavan or Pan had been terminated on December 31, 2022 due to the executive's death or disability, the executive (or his beneficiary in the case of his death) would have been entitled to receive the following: (i) his accrued/unused vacation; (ii) his 2022 non-equity incentive plan compensation comprised of the 2022 EIP Current Award and 2019 EIP Deferred Award; (iii) his 2020 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2021 through December 31, 2022; and (iv) his 2021 EIP Deferred Award with interest at 6 percent for the period from January 1, 2022 through December 31, 2022. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $563,484, $819,410 and $646,067, respectively. These amounts would have been payable no later than March 15, 2023. A termination due to the executive's death or disability would trigger the payment of the 2022 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2023 through December 31, 2025).
If on December 31, 2022: (1) we had merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity had merged or consolidated into us; (2) we had sold or transferred all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we had liquidated or dissolved (each, a “Significant Transaction”), then the 2022 EIP Current Award, the 2019 EIP Deferred Award, the 2020 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent compounded annually for the period from January 1, 2021 through December 31, 2022) and the 2021 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent for the period from January 1, 2022 through December 31, 2022) would have been payable to Messrs. Lewis, Madhavan and Pan on that date. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $513,713, $754,906 and $595,208, respectively. A termination due to a Significant Transaction would trigger the payment of the 2022 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2023 through December 31, 2025).
In the event the 2022 EIP Current Award, the 2019 EIP Deferred Award, the 2020 EIP Deferred Award and the 2021 EIP Deferred Award would not otherwise have been payable under the terms of their employment agreements, Mr. Bhasin and Ms. Chapman would have been entitled under the terms of the 2019, 2020, 2021 and 2022 EIPs to receive $1,687,359 and $459,708, respectively, on December 31, 2022 if a Significant Transaction had occurred on that date. These amounts would have been comprised of the executive's 2022 EIP Current Award and 2019 EIP Deferred Award in addition to their 2020 and 2021 Deferred Awards with interest at 6 percent compounded annually through December 31, 2022 (based on the assumption that the applicable safety and soundness goals had been met). A termination due to a Significant Transaction would trigger the payment of the 2022 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2023 through December 31, 2025).

Other
If any of our named executive officers had voluntarily retired on December 31, 2022, the executive would have been entitled to receive: (i) his or her accrued/unused vacation and (ii) his or her 2022 non-equity incentive plan compensation comprised of the 2022 EIP Current Award and 2019 EIP Deferred Award.
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

PAY RATIO
For 2022, the estimated ratio of our President/CEO's total compensation to the median annual total compensation of all of our other employees was 11.9 to 1. The estimated median annual total compensation of all of our other employees was determined by calculating their compensation in the same manner as total compensation is calculated for our President/CEO, which calculation includes, among other things, amounts attributable to the change in pension value for those of our employees who participate in the Pentegra DB Plan ("DB Plan Participants"), as discussed in the "Pension Benefits" section on page 108. The change in pension value for DB Plan Participants varies based upon their age, compensation and tenure with us. For 2022, the estimated median annual total compensation of all of our employees (excluding our President/CEO) was $151,073 and the total compensation of our President/CEO was $1,790,916, as shown in the Summary Compensation Table on page 104.
We identified the median by estimating the annual total compensation for each of our employees who were employed by us on December 31, 2022 (excluding our President/CEO) and then ranking the total compensation for those employees from lowest to highest. The ranking included 199 full-time employees and 1 part-time employee. For those employees who were not employed by us during the entire year, we annualized their total compensation. For base salaries (or, in the case of our hourly employees, wages plus overtime), incentive compensation and our matching contributions to qualified and nonqualified defined contribution plans, we used actual (or, as appropriate, annualized) amounts. To determine the annual change in pension value for each of the DB Plan Participants, changes were calculated for a judgmentally selected sample of employees. Because the annual change in pension value for each sampled employee was negative in 2022 (due to a significant increase in market interest rates), we did not add or subtract any pension-related amounts in computing the annual total compensation of the DB Plan Participants.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that she determines are not reasonable. For 2022, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person (or, as permitted by a temporary Finance Agency waiver, through electronic means) and the number of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2022 (subject to a maximum of five out of the six meetings held). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2022	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$144,500	$28,900
Vice Chairman of the Board	130,000	26,000
Chairmen of the Audit and Risk Management Committees	126,000	25,200
Chairmen of all other Board Committees	121,500	24,300
All other Directors	111,000	22,200

The following table sets forth the actual compensation earned by our directors in 2022. Two of the directors shown in the table, Mary E. Ceverha and Ron G. Wiser, no longer serve on our Board of Directors as their terms expired on December 31, 2022. All of the directors shown in the table served on our Board of Directors during all of 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert M. Rigby, Chairman in 2022	144,500	—	—	—	—	*	144,500
Margo S. Scholin, Vice Chairman in 2022	130,000	—	—	—	—	*	130,000
Dorsey L. Baskin, Jr.	111,000	—	—	—	—	*	111,000
Dianne W. Bolen	121,500	—	—	—	—	*	121,500
Tim H. Carter	121,500	—	—	—	—	*	121,500
Mary E. Ceverha	121,500	—	—	—	—	*	121,500
Albert C. Christman	126,000	—	—	—	—	*	126,000
Rufus Cormier, Jr.	111,000	—	—	—	—	*	111,000
James D. Goudge	111,000	—	—	—	—	*	111,000
W. Wesley Hoskins	111,000	—	—	—	—	*	111,000
Michael C. Hutsell	111,000	—	—	—	—	*	111,000
A. Fred Miller, Jr.	111,000	—	—	—	—	*	111,000
Sally I. Nelson	111,000	—	—	—	—	*	111,000
Stephen Panepinto	111,000	—	—	—	—	*	111,000
Felipe A. Rael	111,000	—	—	—	—	*	111,000
John P. Salazar	121,500	—	—	—	—	*	121,500
Ron G. Wiser	126,000	—	—	—	—	*	126,000
_____________________________________
*    Our directors did not receive any other form of compensation in 2022 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $2,160 or zero.

Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive distributions under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Similarly, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $3,171,000 at December 31, 2022.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2022, 11 of our directors used these benefits to some extent at a total cost to us of $12,917. As no individual director was reimbursed more than $2,159 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2022, our directors’ Bank-related travel expenses totaled $114,460, not including the spousal travel and meal reimbursements described above. In comparison to 2020 and 2021 (when we, for the most part, avoided business travel due to the health risks posed by the COVID-19 pandemic), our directors' Bank-related travel expenses were higher in 2022 as business travel resumed in the second quarter of the year.
For 2023, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2023 (subject to a maximum of five out of the six meetings to be held). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2023	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$148,835	$29,767
Vice Chairman of the Board	133,900	26,780
Chairmen of the Audit and Risk Management Committees	129,780	25,956
Chairmen of all other Board Committees	125,145	25,029
All other Directors	114,330	22,866

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2022 was, prior to or during 2022, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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
As of March 10, 2023, there were 49,833,934 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information as of that date with respect to shareholders that beneficially owned more than five percent of the Bank’s outstanding capital stock and another shareholder that was affiliated with those shareholders. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank's Outstanding Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
Charles Schwab Bank, SSB 3000 Schwab Way, Westlake, TX 76262	8,270,000	16.60%
Charles Schwab Premier Bank, SSB 3000 Schwab Way, Westlake, TX 76262	2,612,000	5.24%
Charles Schwab Trust Bank 3000 Schwab Way, Westlake, TX 76262	56,996	0.11%
The Charles Schwab Corporation 3000 Schwab Way, Westlake, TX 76262	10,938,996	21.95%

The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 17 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of March 10, 2023, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
Southside Bank 1201 South Beckham, Tyler, TX 75701	Tim H. Carter	247,829	*
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	144,807	*
First Security Bank 314 North Spring Street, Searcy, AR 72143	Michael C. Hutsell	45,668	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	20,471	*
Pioneer Bank 3000 North Main Street, Roswell, NM 88201	Christopher G. Palmer	16,820	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Albert C. Christman	15,166	*
Legend Bank, N.A 101 West Tarrant Street, Bowie, TX 76230	Robert M. Rigby	15,013	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	14,536	*
Bank of Anguilla 130 Holland Street, Anguilla, MS 38721	A. Fred Miller, Jr.	11,993	*
Plaquemine Bank and Trust Company 24025 Eden Street, Plaquemine, LA 70764	Stephen Panepinto	928	*

All Directors’ Financial Institutions as a group		533,231	1.07%
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
Since January 1, 2022, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2022, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2022.
As of December 31, 2022 and 2021, advances outstanding to Directors’ Financial Institutions aggregated $487 million and $495 million, respectively, representing 0.7 percent and 2.0 percent, respectively, of our total outstanding advances as of those dates.

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
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Dorsey L. Baskin, Jr., Tim H. Carter, Rufus Cormier, Jr., Michael C. Hutsell, Sally I. Nelson, Christopher G. Palmer, Robert M. Rigby and Margo S. Scholin, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, Mary E. Ceverha and Ron G. Wiser served on our Audit Committee during 2022 and were independent under the Finance Agency's criteria. The terms of Ms. Ceverha and Mr. Wiser expired on December 31, 2022.
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
The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as were Mary E. Ceverha and Ron G. Wiser, each of whom served as an Audit Committee member during 2022. The terms of Ms. Ceverha and Mr. Wiser expired on December 31, 2022.

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
Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through their member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are Tim H. Carter, Albert C. Christman, James D. Goudge, W. Wesley Hoskins, Michael C. Hutsell, A. Fred Miller, Jr., Christopher G. Palmer, Stephen Panepinto and Robert M. Rigby. The determination that none of our member directors is independent for purposes of the NYSE's independence standards also applies to Ron G. Wiser, who served on our Board of Directors during 2022. Mr. Wiser's term as a director expired on December 31, 2022.
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Dorsey L. Baskin, Jr., Dianne W. Bolen, Rufus Cormier, Jr., Sally I. Nelson, Lorraine Palacios, Felipe A. Rael, John P. Salazar and Margo S. Scholin. This determination also applies to Mary E. Ceverha, who served on our Board of Directors during 2022. Ms. Ceverha's term as a director expired on December 31, 2022.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Tim H. Carter, Michael C. Hutsell, Christopher G. Palmer and Robert M. Rigby) is independent under the NYSE standards for audit committees. Additionally, in 2022, Ron G. Wiser served on our Audit Committee. Our Board of Directors determined that Mr. Wiser, as a member director, was not independent under the NYSE independence standards for audit committee members. Mr. Wiser no longer serves on our Board of Directors as his term expired on December 31, 2022.
Our Board of Directors determined that Dorsey L. Baskin, Jr., Rufus Cormier, Jr., Sally I. Nelson and Margo S. Scholin, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees. This determination also applies to Mary E. Ceverha, who served on our Audit Committee during 2022. Ms. Ceverha's term as a director expired on December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2022 and 2021 by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2022	2021
Audit fees	$936	$912
Audit-related fees	131	53
Tax fees	—	—
All other fees	30	—
Total fees	$1,097	$965

In 2022 and 2021, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2022, the fees associated with audit-related services were for an ESG reporting attestation, a limited review of the Bank’s progress toward implementing a new banking and collateral management system, and discussions regarding miscellaneous accounting-related matters. In 2021, the fees associated with audit-related services were for consultations concerning the accounting for a hedging strategy that had been considered by the Bank and discussions regarding other miscellaneous accounting-related matters.
All other fees in 2022 were for a one-year subscription to the ESG content within PwC’s upskilling product.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2022 and 2021, the Bank was assessed $47,000 and $45,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2022 and 2021 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth on pages F-1 through F-58 of this Annual Report on Form 10-K.
(b) Exhibits
3.1    Organization Certificate of the Registrant (incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).
3.2    Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 22, 2016).*
4.1    Capital Plan of the Registrant, as amended and revised on June 17, 2021 and approved by the Federal Housing Finance Agency on November 9, 2021 (incorporated by reference to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 23, 2022).*
4.2    Description of Registrant's Securities (incorporated by reference to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 23, 2022).*
10.1    Deferred Compensation Plan of the Registrant, effective July 24, 2004 (governs deferrals made prior to January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10 filed February 15, 2006).
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
10.9    2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*
10.10    2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).*

10.11    Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).*
10.12    2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017, as adopted by the Bank’s Board of Directors on July 21, 2016 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.13    Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 31, 2010 (filed as Exhibit 10.1 to the Bank’s Current Report on Form 8-K dated May 25, 2011 and filed with the SEC on June 1, 2011, which exhibit is incorporated herein by reference).*
10.14    Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into effective January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.15    Form of Employment Agreement between the Registrant and each of Brehan Chapman and Gustavo Molina, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.16    Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.17    Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*
10.18    2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.19    2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).*
10.20    2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 25, 2019).*
10.21    2020 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed on August 12, 2020).*
10.22    2021 Executive Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 11, 2021 and filed with the SEC on January 15, 2021, which exhibit is incorporated herein by reference).*
10.23    2022 Executive Incentive Plan (incorporated by reference to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 23, 2022).*
10.24    2023 Executive Incentive Plan.
10.25    Form of Indemnification Agreement between the Registrant and each of its executive officers, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.1 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*
10.26    Form of Indemnification Agreement between the Registrant and each of its directors, entered into on November 9, 2018 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed on November 13, 2018).*
10.27    Joint Capital Enhancement Agreement, as amended effective August 5, 2011 (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated August 5, 2011 and filed with the SEC on August 5, 2011, which exhibit is incorporated herein by reference).*
14.1    Code of Ethics for Financial Professionals.
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

Federal Home Loan Bank of Dallas
March 22, 2023	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2023.

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

/s/ Albert C. Christman
Albert C. Christman
Director

/s/ Rufus Cormier, Jr.
Rufus Cormier, Jr.
Director

/s/ James D. Goudge
James D. Goudge
Director

/s/ W. Wesley Hoskins
W. Wesley Hoskins
Director
S-1

/s/ Michael C. Hutsell
Michael C. Hutsell
Director

/s/ A. Fred Miller, Jr.
A. Fred Miller, Jr.
Director

/s/ Sally I. Nelson
Sally I. Nelson
Director

Lorraine Palacios
Director

Christopher G. Palmer
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Dallas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of Dallas (the “Bank”) as of December 31, 2022 and 2021, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Interest-Rate Derivatives and Hedged Items
As described in Notes 14 and 17 to the financial statements, the Bank uses derivatives to manage its exposure to changes in interest rates and to reduce funding costs, among other things. The total notional amount of derivatives as of December 31, 2022 was $104 billion, of which 77% were designated as hedging instruments, and the net estimated fair value of derivative assets and liabilities as of December 31, 2022 was $27 million and $7 million, respectively. The fair values of interest-rate derivatives and hedged items are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. The pricing model uses inputs observable in the market, such as interest rate curves and volatility assumptions.
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
March 22, 2023
We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2022	2021
ASSETS
Cash and due from banks	$27,826	$542,801
Interest-bearing deposits (Notes 8, 9 and 19)	3,020,217	885,745
Securities purchased under agreements to resell (Notes 8, 9 and 13)	12,200,000	10,650,000
Federal funds sold (Notes 8, 9, 19 and 20)	9,784,000	4,781,000
Trading securities (Notes 3 and 8)	188,164	2,454,870
Available-for-sale securities (a) (Notes 4, 8, 9, 13 and 18) ($434,756 and $529,596 pledged at December 31, 2022 and 2021, respectively, which could be rehypothecated)	15,106,457	15,288,032
Held-to-maturity securities (b) (Notes 5, 8 and 9)	314,674	593,555
Advances (Notes 6, 8, 9 and 19)	68,921,869	24,637,464
Mortgage loans held for portfolio, net of allowance for credit losses of $4,865 and $3,124 at December 31, 2022 and 2021, respectively (Notes 7, 8, 9 and 19)	4,395,175	3,491,265
Accrued interest receivable (Note 8)	291,682	91,581
Premises and equipment, net	15,045	15,485
Derivative assets (Notes 13 and 14)	26,889	7,077
Other assets (including $16,089 and $17,574 of securities held at fair value at December 31, 2022 and 2021, respectively)	56,558	49,501
TOTAL ASSETS	$114,348,556	$63,488,376

LIABILITIES AND CAPITAL
Deposits (Notes 10 and 19)
Interest-bearing	$1,338,140	$1,590,168
Non-interest bearing	20	20
Total deposits	1,338,160	1,590,188
Consolidated obligations (Note 11)
Discount notes	46,270,265	11,003,026
Bonds	59,946,458	44,514,220
Total consolidated obligations	106,216,723	55,517,246
Mandatorily redeemable capital stock (Note 15)	7,453	6,657
Accrued interest payable	307,288	73,038
Affordable Housing Program (Note 12)	76,794	60,133
Derivative liabilities (Notes 13 and 14)	6,902	13,956
Other liabilities (Notes 3 and 4)	394,159	2,293,467
Total liabilities	108,347,479	59,554,685
Commitments and contingencies (Notes 9, 12, 14, 16 and 18)
CAPITAL (Notes 15 and 19)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 12,355,250 and 12,818,137 at December 31, 2022 and 2021, respectively	1,235,525	1,281,814
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 27,485,801 and 9,106,902 at December 31, 2022 and 2021, respectively	2,748,580	910,690
Total Class B Capital Stock	3,984,105	2,192,504
Retained earnings
Unrestricted	1,504,236	1,291,656
Restricted	330,210	266,761
Total retained earnings	1,834,446	1,558,417
Accumulated other comprehensive income (Note 21)	182,526	182,770
Total capital	6,001,077	3,933,691
TOTAL LIABILITIES AND CAPITAL	$114,348,556	$63,488,376
_______________________________________
(a)Amortized cost: $14,999,405 and $15,046,972 at December 31, 2022 and 2021, respectively.
(b)Fair values: $314,373 and $606,352 at December 31, 2022 and 2021, respectively.
The accompanying notes are an integral part of these financial statements.

1 FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
INTEREST INCOME
Advances	$1,070,013	$119,754	$349,082
Prepayment fees on advances, net	9,199	9,812	17,756
Interest-bearing deposits	69,064	1,212	8,940
Securities purchased under agreements to resell	14,086	162	7,688
Federal funds sold	165,004	3,395	8,940
Trading securities	11,782	8,776	63,616
Available-for-sale securities	397,823	151,684	219,190
Held-to-maturity securities	8,734	5,222	13,247
Mortgage loans held for portfolio	119,040	77,667	102,854
Total interest income	1,864,745	377,684	791,313

INTEREST EXPENSE
Consolidated obligations
Bonds	888,774	70,916	277,347
Discount notes	470,740	29,635	198,890
Deposits	23,523	381	4,428
Mandatorily redeemable capital stock	169	17	83
Other borrowings	126	(11)	1
Total interest expense	1,383,332	100,938	480,749

NET INTEREST INCOME	481,413	276,746	310,564
Provision (reversal) for mortgage loan losses	1,741	(801)	585

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR MORTGAGE LOAN LOSSES	479,672	277,547	309,979

OTHER INCOME (LOSS)
Service fees	3,137	2,753	2,467
Net gains (losses) on trading securities	(19,011)	(10,501)	7,225
Net gains (losses) on derivatives and hedging activities	(22,816)	(1,252)	2,887
Net gains (losses) on other assets carried at fair value	(2,073)	1,848	1,647
Realized gains on sales of held-to-maturity securities	127	—	—
Realized gains on sales of available-for-sale securities	—	—	829
Letter of credit fees	13,230	14,498	14,347
Other, net	1,960	2,897	2,757
Total other income (loss)	(25,446)	10,243	32,159

OTHER EXPENSE
Compensation and benefits	48,278	55,170	65,087
Other operating expenses	38,611	34,348	36,198
Finance Agency	7,196	6,451	5,304
Office of Finance	5,596	5,433	4,841
Subsidies, grants and donations	798	2,907	8,645
Derivative clearing fees	1,234	838	1,267
Total other expense	101,713	105,147	121,342

INCOME BEFORE ASSESSMENTS	352,513	182,643	220,796

Affordable Housing Program assessment	35,268	18,266	22,087

NET INCOME	$317,245	$164,377	$198,709
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
NET INCOME	$317,245	$164,377	$198,709
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(134,008)	68,699	28,357
Reclassification adjustment for net realized gains on sales of available-for-sale securities included in net income	—	—	(829)
Unrealized gains (losses) on cash flow hedges	126,793	42,418	(96,035)
Reclassification adjustment for losses on cash flow hedges included in net income	5,711	22,345	14,627
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	1,057	1,917	2,238
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost	21	21	20
Actuarial gain (loss)	281	201	(87)
Amortization of net actuarial gain included in net periodic benefit cost	(99)	(91)	(80)
Total other comprehensive income (loss)	(244)	135,510	(51,789)
TOTAL COMPREHENSIVE INCOME	$317,001	$299,887	$146,920
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2020	9,794	$979,434	14,868	$1,486,808	$1,038,533	$194,144	$1,232,677	$99,049	$3,797,968
Partial recovery of prior capital distribution to Financing Corporation (Note 15)	—	—	—	—	17,639	—	17,639	—	17,639
Net transfers of shares between Class B-1 and Class B-2 Stock	15,744	1,574,392	(15,744)	(1,574,392)	—	—	—	—	—
Proceeds from sale of capital stock	300	29,963	12,845	1,284,516	—	—	—	—	1,314,479
Repurchase/redemption of capital stock	(16,565)	(1,656,459)	—	—	—	—	—	—	(1,656,459)
Shares reclassified to mandatorily redeemable capital stock	(610)	(61,032)	—	—	—	—	—	—	(61,032)
Adjustment to initially apply new lease accounting guidance (Note 9)	—	—	—	—	(2,191)	—	(2,191)	—	(2,191)
Comprehensive income
Net income	—	—	—	—	158,967	39,742	198,709	—	198,709
Other comprehensive income (loss)	—	—	—	—	—	—	—	(51,789)	(51,789)
Dividends on capital stock
Cash	—	—	—	—	(242)	—	(242)	—	(242)
Mandatorily redeemable capital stock	—	—	—	—	(197)	—	(197)	—	(197)
Stock	381	38,150	—	—	(38,150)	—	(38,150)	—	—

BALANCE, DECEMBER 31, 2020	9,044	904,448	11,969	1,196,932	1,174,359	233,886	1,408,245	47,260	3,556,885
Net transfers of shares between Class B-1 and Class B-2 Stock	17,241	1,724,131	(17,241)	(1,724,131)	—	—	—	—	—
Proceeds from sale of capital stock	217	21,693	14,379	1,437,889	—	—	—	—	1,459,582
Repurchase/redemption of capital stock	(13,824)	(1,382,401)	—	—	—	—	—	—	(1,382,401)
Shares reclassified to mandatorily redeemable capital stock	—	(40)	—	—	—	—	—	—	(40)
Comprehensive income
Net income	—	—	—	—	131,502	32,875	164,377	—	164,377
Other comprehensive income	—	—	—	—	—	—	—	135,510	135,510
Dividends on capital stock
Cash	—	—	—	—	(222)	—	(222)	—	(222)
Stock	140	13,983	—	—	(13,983)	—	(13,983)	—	—

BALANCE, DECEMBER 31, 2021	12,818	1,281,814	9,107	910,690	1,291,656	266,761	1,558,417	182,770	3,933,691
Net transfers of shares between Class B-1 and Class B-2 Stock	21,334	2,133,377	(21,334)	(2,133,377)	—	—	—	—	—
Proceeds from sale of capital stock	204	20,410	39,713	3,971,267	—	—	—	—	3,991,677
Repurchase/redemption of capital stock	(22,300)	(2,229,965)	—	—	—	—	—	—	(2,229,965)
Shares reclassified to mandatorily redeemable capital stock	(110)	(11,051)	—	—	—	—	—	—	(11,051)
Comprehensive income
Net income	—	—	—	—	253,796	63,449	317,245	—	317,245
Other comprehensive income (loss)	—	—	—	—	—	—	—	(244)	(244)
Dividends on capital stock
Cash	—	—	—	—	(243)	—	(243)	—	(243)
Mandatorily redeemable capital stock	—	—	—	—	(33)	—	(33)	—	(33)
Stock	409	40,940	—	—	(40,940)	—	(40,940)	—	—
BALANCE, DECEMBER 31, 2022	12,355	$1,235,525	27,486	$2,748,580	$1,504,236	$330,210	$1,834,446	$182,526	$6,001,077
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$317,245	$164,377	$198,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	278,644	52,748	7,939
Concessions on consolidated obligations	5,312	2,751	9,282
Premises, equipment and computer software costs	4,786	5,194	3,861
Non-cash interest on mandatorily redeemable capital stock	167	25	110
Provision (reversal) for mortgage loan losses	1,741	(801)	585
Net losses (gains) on trading securities	19,011	10,501	(7,225)
Net change in derivatives and hedging activities	1,345,063	674,460	(778,739)
Net losses (gains) on other assets carried at fair value	2,073	(1,848)	(1,647)
Gains on sales of held-to-maturity securities	(127)	—	—
Gains on sales of available-for-sale securities	—	—	(829)
Decrease (increase) in accrued interest receivable	(206,938)	14,745	48,088
Decrease (increase) in other assets	(9,385)	(5,322)	1,990
Increase (decrease) in Affordable Housing Program (AHP) liability	16,661	(3,020)	5,906
Increase (decrease) in accrued interest payable	234,250	30,998	(73,316)
Increase (decrease) in other liabilities	30,879	(467)	3,412
Total adjustments	1,722,137	779,964	(780,583)
Net cash provided by (used in) operating activities	2,039,382	944,341	(581,874)

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(3,614,478)	(116,927)	601,617
Net decrease (increase) in securities purchased under agreements to resell	(1,550,000)	(9,650,000)	3,310,000
Net decrease (increase) in federal funds sold	(5,003,000)	(3,866,000)	3,590,000
Purchases of trading securities held for investment	(8,598,654)	(10,070,699)	(23,856,123)
Proceeds from maturities of trading securities	3,276,300	11,361,650	20,305,475
Proceeds from sales of trading securities	5,321,059	3,493,399	4,019,475
Purchases of available-for-sale securities	(3,529,004)	—	—
Principal collected on available-for-sale securities	2,386,190	772,428	322,399
Proceeds from sales of available-for-sale securities	—	—	605,423
Principal collected on held-to-maturity securities	179,912	306,469	312,496
Proceeds from sales of held-to-maturity securities	100,365	—	—
Principal collected on advances	1,123,433,909	537,732,747	402,583,150
Advances made	(1,168,458,407)	(530,230,119)	(397,549,867)
Principal collected on mortgage loans held for portfolio	504,846	1,257,669	1,543,883
Purchases of mortgage loans held for portfolio	(1,423,229)	(1,354,271)	(931,018)
Purchases of premises, equipment and computer software	(3,663)	(5,597)	(6,239)
Net cash provided by (used in) investing activities	(56,977,854)	(369,251)	14,850,671

	For the Years Ended December 31,
	2022	2021	2020
FINANCING ACTIVITIES
Net increase (decrease) in deposits, including swap collateral held	(258,993)	3,881	303,757
Net receipts (payments) on derivative contracts with financing elements	242,265	76,020	(229,764)
Net proceeds from issuance of consolidated obligations
Discount notes	165,787,516	34,663,059	122,493,870
Bonds	43,405,574	50,151,289	39,912,009
Debt issuance costs	(5,729)	(1,770)	(7,685)
Payments for maturing and retiring consolidated obligations
Discount notes	(130,763,925)	(45,825,626)	(134,594,531)
Bonds	(25,734,225)	(42,347,110)	(38,609,525)
Proceeds from issuance of capital stock	3,991,677	1,459,582	1,314,479
Proceeds from issuance of mandatorily redeemable capital stock	13	22	—
Payments for redemption of mandatorily redeemable capital stock	(10,468)	(7,294)	(54,615)
Payments for repurchase/redemption of capital stock	(2,229,965)	(1,382,401)	(1,656,459)
Partial recovery of prior capital distribution to Financing Corporation (Note 15)	—	—	17,639
Cash dividends paid	(243)	(222)	(242)
Net cash provided by (used in) financing activities	54,423,497	(3,210,570)	(11,111,067)

Net increase (decrease) in cash and cash equivalents	(514,975)	(2,635,480)	3,157,730
Cash and cash equivalents at beginning of the year	542,801	3,178,281	20,551
Cash and cash equivalents at end of the year	$27,826	$542,801	$3,178,281

Supplemental disclosures
Interest paid	$861,972	$118,806	$599,917
AHP payments, net	$18,607	$21,286	$16,181
Stock dividends issued	$40,940	$13,983	$38,150
Dividends paid through issuance of mandatorily redeemable capital stock	$33	$—	$197
Capital stock reclassified to mandatorily redeemable capital stock, net	$11,051	$40	$61,032
Right-of-use assets acquired by lease	$139	$77	$805

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
The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities ("MBS") for which prepayments are probable and reasonably estimable using the level-yield method over the estimated lives of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The Bank computes the amortization and accretion of premiums and discounts on all other investment securities using the level-yield method to the contractual maturity of the securities unless the securities are callable and were purchased at a premium, in which case the premium is amortized to the earliest call date.
The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss) in the statements of income. The Bank treats securities purchased under agreements to resell as collateralized financings.
Prior to the adoption of Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, the Bank evaluated outstanding investment securities classified as held-to-maturity and available-for-sale for other-than-temporary impairment ("OTTI"). In periods prior to 2020, the Bank identified 15 held-to-maturity securities as other-than-temporarily impaired because the present value of cash flows expected to be collected from each of the debt securities was less than the amortized cost basis of the security (any such shortfall was referred to as a “credit loss”). In instances in which a determination was made that a credit loss existed, the other-than-temporary impairment (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) was separated into (i) the amount of the total impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the total impairment related to all other factors (i.e., the non-credit component). The credit component was recognized in earnings and the non-credit component was recognized in other comprehensive income. The non-credit component recognized in other comprehensive income is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the held-to-maturity security. Subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. Beginning January 1, 2020, accretion is not adjusted for significant increases in expected cash flows. Those additional cash flows, if any, are recognized when received.
     Advances. The Bank reports advances at their principal amount outstanding, net of unearned commitment fees and deferred prepayment fees, if any, as discussed below. The Bank credits interest on advances to income as earned.
     Mortgage Loans Held for Portfolio. Through the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, the Bank has invested in conventional and, to a much smaller extent, government guaranteed/insured mortgage loans. The Bank classifies these mortgage loans held for portfolio as held for investment and, accordingly, reports them at their principal amount outstanding net of deferred premiums, discounts and the fair value amount of the delivery commitment, if any (which represents the unrealized gains and losses from loans initially classified as mortgage loan commitments) as of the purchase (i.e., settlement) date. The Bank credits interest on mortgage loans to income as earned. The Bank amortizes or accretes the deferred amounts to interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for any actual prepayments, to apply the interest method. Future prepayments of principal are not anticipated under this method. The Bank has the ability and intent to hold these mortgage loans until maturity.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is doubtful or 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At December 31, 2022 and 2021, cash payments received on non-accrual loans and recorded as a reduction of principal totaled $4,569,000 and $3,912,000, respectively. Government-guaranteed/insured loans are not placed on nonaccrual status.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law by the President of the United States. The CARES Act includes provisions that allowed optional, temporary relief from accounting for certain modifications of loans that were not more than 30 days past due as of December 31, 2019 as troubled debt restructurings ("TDRs"). Specifically, under the provisions of the CARES Act, a qualifying financial institution could elect to suspend: (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as TDRs and (2) any determination that such loan modifications would be considered TDRs, including the related impairment for accounting purposes. The TDR relief provisions of the CARES Act applied to any modification that was related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any other similar arrangement that deferred or delayed the payment of principal or interest, that occurred during the period from March 1, 2020 through the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency concerning the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "CAA") was signed into law by the President of the United States. The CAA included provisions that extended the temporary relief provided under the CARES Act to modifications that occurred through the earlier of January 1, 2022 or the date that is 60 days after the termination of the national emergency concerning the COVID-19 pandemic.
The Bank elected to apply the TDR relief provided by the CARES Act (as extended by the CAA). Accordingly, all modifications meeting the provisions of the CARES Act were excluded from TDR classification, accounting and disclosure. Loan modifications that did not meet the provisions of the CARES Act continued to be assessed for TDR classification under the Bank’s then-existing accounting practices. The election to apply the TDR relief provisions of the CARES Act has not had a material impact on the Bank's financial condition, results of operations or disclosures.
Eligible mortgage loans that are current under the modified terms of the loan agreements are returned to accrual status as long as the Bank expects repayment of the remaining contractual principal and interest. As of December 31, 2022, the aggregate outstanding unpaid principal balance of loans that would have been considered TDRs absent the relief provided by the CARES Act was approximately $17,095,000. These loan modifications allowed the borrowers to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. In aggregate, the amounts deferred were insignificant.
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
Real Estate Owned. Real estate owned includes residential assets that have been received in satisfaction of debt or as a result of actual or in-substance foreclosures. Real estate owned is carried at the lower of cost or fair value less estimated costs to sell and is included in other assets in the statements of condition. If the fair value of the real estate owned less estimated costs to sell is less than the recorded investment in the mortgage loan at the date of transfer, the Bank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statements of income.
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2022 and 2021, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $29,576,000 and $28,061,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1,526,000, $1,352,000 and $1,539,000 during the years ended December 31, 2022, 2021 and 2020, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software, certain costs incurred in developing computer software for internal use, and implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. As of December 31, 2022 and 2021, the Bank had $7,704,000 and $8,386,000, respectively, in unamortized computer software costs included in other assets. Total software costs charged to expense were $13,473,000, $13,149,000 and $9,585,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Included in these total software costs was amortization of $3,260,000, $3,842,000 and $2,322,000, respectively.
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
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comrehensive income ("AOCI") until earnings are affected by the variability of the cash flows of the hedged transaction, at which time these amounts are reclassified from AOCI to the income statement line where the earnings effect of the hedged item is reported (e.g., interest expense on consolidated obligation discount notes).
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
The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded” and the financial instrument that embodies the embedded derivative instrument is not remeasured at fair value with changes in fair value reported in earnings as they occur. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (i) a hedging instrument in a fair value hedge or (ii) a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract were to be measured at fair value, with changes in fair value reported in current earnings, or if the Bank could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the statement of condition at fair value and no portion of the contract would be separately accounted for as a derivative.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $2,319,000 and $1,902,000 at December 31, 2022 and 2021, respectively, and are recorded as a reduction in the balance of consolidated obligation bonds on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $1,090,000, $1,871,000 and $5,334,000 during the years ended December 31, 2022, 2021 and 2020, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $4,222,000, $880,000 and $3,948,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Note 2— Recently Issued Accounting Guidance
Reference Rate Reform. On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity.

As amended by ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which is discussed below, ASU 2020-04 is effective from March 12, 2020 through December 31, 2024. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020 through December 31, 2024. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020 but no later than December 31, 2024.
On January 7, 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that an entity may elect to apply the optional expedients and exceptions in ASU 2020-04 for contract modifications and hedge accounting to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. An entity may elect to apply the amendments in ASU 2021-01 on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date the financial statements are available to be issued. The amendments in ASU 2021-01 (as amended by ASU 2022-06) do not apply to contract modifications made after December 31, 2024, new hedging relationships entered into after December 31, 2024, or existing hedging relationships evaluated for effectiveness in periods after December 31, 2024, except for hedging relationships existing as of December 31, 2024 that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2024).
On December 21, 2022, the FASB issued ASU 2022-06, which defers the sunset dates of the optional expedients and exceptions in ASU 2020-04 and ASU 2021-01 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief available under those ASUs.
In October 2020, the third-party central clearinghouses with which the Bank transacts transitioned to the use of the Secured Overnight Financing Rate ("SOFR") for margining, discounting and contract price alignment. The Bank elected to retroactively apply the optional expedients and exceptions in ASU 2021-01 to its derivative contracts that were affected by these changes.
In anticipation of the cessation of the London Interbank Offered Rate ("LIBOR") on June 30, 2023, the Bank modified (during the period from January 1, 2023 through March 15, 2023) a significant number of its clearinghouse-traded LIBOR-indexed derivatives to reference SOFR and, in so doing, it elected to apply the optional expedients and exceptions provided by ASU 2020-04 in order to preserve existing hedging relationships. These modifications have not had, nor are they expected to have, a material impact on the Bank's financial position or results of operations.
The Bank expects that it will apply some of the expedients and exceptions provided in ASU 2020-04 to other hedging relationships on or prior to July 1, 2023, and it could also apply the expedients and exceptions in ASU 2021-01 to additional derivative contracts. While a decision has not been made, the Bank may also elect to apply the expedients and exceptions provided in ASU 2020-04 relating to sales or transfers of held-to-maturity securities.
Derivatives and Hedging. On March 28, 2022, the FASB issued ASU 2022-01, "Fair Value Hedging - Portfolio Layer Method" ("ASU 2022-01"), which expands the current last-of-layer method to allow multiple hedged layers to be designated for a single closed portfolio. To reflect that expansion, the last-of-layer method was renamed the portfolio layer method. In addition, ASU 2022-01: (i) expands the scope of the portfolio layer method to include nonprepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and (4) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.
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
The Bank adopted ASU 2022-01 on January 1, 2023. To date, the Bank has not used the last-of-layer method or the portfolio layer method in its hedging strategies; however, the Bank may elect to use the portfolio layer method in the future.

Troubled Debt Restructuring. On March 31, 2022, the FASB issued ASU 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for TDRs by creditors that have adopted ASU 2016-13 and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. In addition, ASU 2022-02 enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Further, ASU 2022-02 requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases.
For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years (January 1, 2023 for the Bank). Early adoption is permitted if an entity has already adopted ASU 2016-13. The amendments in ASU 2022-02 are to be applied prospectively except that, for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.
The Bank adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Bank's financial condition or results of operations.

Note 3—Trading Securities
     Major Security Types. Trading securities as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
U.S. Treasury Bills	$—	$2,249,587
U.S. Treasury Notes	188,164	205,283
Total	$188,164	$2,454,870
Included in the table above are U.S. Treasury Bills that were purchased but which had not yet settled as of December 31, 2021. The aggregate amount due of $2,249,587,000 is included in other liabilities on the statement of condition at that date.
Net gains (losses) on trading securities during the years ended December 31, 2022, 2021 and 2020 included changes in net unrealized holding gain (loss) of $(17,672,000), $(6,489,000) and $8,729,000 for securities that were held on December 31, 2022, 2021 and 2020, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$274,169	$2,729	$—	$276,898
GSE obligations	3,121,141	50,922	2,963	3,169,100
	3,395,310	53,651	2,963	3,445,998
GSE commercial MBS	11,604,095	81,871	25,507	11,660,459
Total	$14,999,405	$135,522	$28,470	$15,106,457
Available-for-sale securities as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$414,267	$4,229	$460	$418,036
GSE obligations	4,471,107	78,983	4,412	4,545,678
Other	38,544	44	—	38,588
	4,923,918	83,256	4,872	5,002,302
GSE commercial MBS	10,123,054	165,783	3,107	10,285,730
Total	$15,046,972	$249,039	$7,979	$15,288,032

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $58,259,000 and $59,393,000 at December 31, 2022 and 2021, respectively. Included in the table above are GSE commercial MBS that were purchased but which had not yet settled as of December 31, 2022. The aggregate amount due of $319,603,000 is included in other liabilities on the statement of condition at that date.
Other debentures were comprised of securities issued by the Private Export Funding Corporation. These debentures were fully secured by U.S. government-guaranteed obligations and the payment of interest on the debentures was guaranteed by an agency of the U.S. government.
The following table summarizes (dollars in thousands) the available-for-sale securities with unrealized losses as of December 31, 2022. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debentures
GSE debentures	$—	$—	$72,712	$2,963	$72,712	$2,963
GSE commercial MBS	3,254,526	24,640	61,099	867	3,315,625	25,507
Total	$3,254,526	$24,640	$133,811	$3,830	$3,388,337	$28,470

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2022 and 2021 are presented below (in thousands).

	December 31, 2022		December 31, 2021
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$116,190	$116,774	$1,209,330	$1,209,339
Due after one year through five years	3,075,501	3,120,902	3,225,065	3,286,653
Due after five years through ten years	203,619	208,322	489,523	506,310
	3,395,310	3,445,998	4,923,918	5,002,302
GSE commercial MBS	11,604,095	11,660,459	10,123,054	10,285,730
Total	$14,999,405	$15,106,457	$15,046,972	$15,288,032

Interest Rate Payment Terms. At December 31, 2022 and 2021, all of the Bank’s available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. During the years ended December 31, 2022 and 2021, there were no sales of available-for-sale securities. During the year ended December 31, 2020, the Bank sold available-for-sale securities with an amortized cost (determined by the specific identification method) of $604,594,000. Proceeds from the sales totaled $605,423,000, resulting in realized gains of $829,000.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$1,121	$—	$1,121	$5	$—	$1,126
Mortgage-backed securities
GSE residential MBS	287,757	—	287,757	175	5,247	282,685
Non-agency residential MBS	29,224	3,428	25,796	6,088	1,322	30,562
	316,981	3,428	313,553	6,263	6,569	313,247
Total	$318,102	$3,428	$314,674	$6,268	$6,569	$314,373

Held-to-maturity securities as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$2,372	$—	$2,372	$2	$—	$2,374
State housing agency obligations	74,919	—	74,919	89	—	75,008
	77,291	—	77,291	91	—	77,382
Mortgage-backed securities
GSE residential MBS	484,110	—	484,110	4,998	3	489,105
Non-agency residential MBS	36,639	4,485	32,154	8,249	538	39,865
	520,749	4,485	516,264	13,247	541	528,970
Total	$598,040	$4,485	$593,555	$13,338	$541	$606,352
In the tables above, amortized cost includes premiums, discounts and the credit portion of OTTI recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $411,000 and $146,000 at December 31, 2022 and 2021, respectively.
 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2022 and 2021 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2022			December 31, 2021
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$—	$—	$—	$500	$500	$500
Due after one year through five years	1,121	1,121	1,126	1,872	1,872	1,874
Due after ten years	—	—	—	74,919	74,919	75,008
	1,121	1,121	1,126	77,291	77,291	77,382
Mortgage-backed securities	316,981	313,553	313,247	520,749	516,264	528,970
Total	$318,102	$314,674	$314,373	$598,040	$593,555	$606,352

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $62,000 and $1,003,000 at December 31, 2022 and 2021, respectively.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2022 and 2021 (in thousands):

	2022	2021
Amortized cost of variable-rate held-to-maturity securities other than MBS	$1,121	$77,291
Amortized cost of held-to-maturity MBS
Fixed-rate pass-through securities	—	2
Variable-rate collateralized mortgage obligations	316,981	520,747
	316,981	520,749
Total	$318,102	$598,040
All of the Bank’s variable-rate collateralized mortgage obligations classified as held-to-maturity securities have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2022 or 2021.
Sales of Securities. During the year ended December 31, 2022, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $100,238,000. Proceeds from the sales totaled $100,365,000, resulting in realized gains of $127,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the years ended December 31, 2021 or 2020.

Note 6—Advances
Redemption Terms. At December 31, 2022 and 2021, the Bank had advances outstanding at interest rates ranging from 0.26 percent to 8.27 percent and from 0.11 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	2022		2021
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$14,121	4.80%	$—	—%
Due in one year or less	48,037,478	4.54	7,642,760	0.39
Due after one year through two years	1,601,879	2.98	1,028,212	1.84
Due after two years through three years	1,877,716	3.17	1,335,606	1.63
Due after three years through four years	1,454,293	3.73	1,649,603	0.80
Due after four years through five years	6,683,504	2.94	968,470	0.67
Due after five years through fifteen years	9,736,049	3.27	11,752,610	0.90
Due after fifteen years	31,779	2.35	35,061	2.35
Total par value	69,436,819	4.12%	24,412,322	0.81%
Deferred net prepayment fees	(4,306)		(5,897)
Commitment fees	(35)		(38)
Hedging adjustments	(510,609)		231,077
Total	$68,921,869		$24,637,464
Advances presented in the table above exclude accrued interest of $198,313,000 and $16,655,000 at December 31, 2022 and 2021, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At December 31, 2022 and 2021, the Bank had aggregate prepayable and callable advances totaling $6,472,357,000 and $5,279,719,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.

The following table summarizes advances outstanding at December 31, 2022 and 2021, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	2022	2021
Overdrawn demand deposit accounts	$14,121	$—
Due in one year or less	54,039,078	12,779,409
Due after one year through two years	1,265,164	1,001,667
Due after two years through three years	1,068,233	1,093,031
Due after three years through four years	781,633	1,004,319
Due after four years through five years	6,394,892	345,975
Due after five years	5,873,698	8,187,921
Total par value	$69,436,819	$24,412,322
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2022 and 2021, the Bank had putable advances outstanding totaling $5,483,000,000 and $7,345,800,000, respectively.
The following table summarizes advances at December 31, 2022 and 2021, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2022	2021
Overdrawn demand deposit accounts	$14,121	$—
Due in one year or less	51,605,479	14,878,560
Due after one year through two years	2,161,879	1,112,012
Due after two years through three years	2,407,716	1,291,606
Due after three years through four years	1,454,293	1,594,603
Due after four years through five years	6,828,504	968,470
Due after five years	4,964,827	4,567,071
Total par value	$69,436,819	$24,412,322
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, savings institutions and credit unions. At December 31, 2022, the Bank had advances of $10,000,000,000 outstanding to its largest borrower, Charles Schwab Bank SSB, which represented approximately 14.4 percent of total advances outstanding at that date. In addition, at that same date, the Bank had advances of $2,400,000,000 outstanding to Charles Schwab Premier Bank, an affiliate of Charles Schwab Bank SSB, which represented approximately 3.5 percent of total advances outstanding as of December 31, 2022. For the year ended December 31, 2022, interest income on advances to Charles Schwab Bank SSB and Charles Schwab Premier Bank totaled $92,443,000 (8.7 percent of total interest income on advances) and $12,765,000 (1.2 percent of total interest income on advances), respectively. At December 31, 2021, the Bank had advances of $3,148,133,000 outstanding to its largest borrower, American General Life Insurance Company, which represented approximately 12.9 percent of total advances outstanding at that date. Interest income on advances to American General Life Insurance Company totaled $8,526,000 (7.1 percent of total interest income on advances) for the year ended December 31, 2021. Interest income on advances to Simmons Bank, the Bank's fifth largest borrower as of December 31, 2021 with outstanding advances of $1,305,533,000 (representing 5.3 percent of total advances outstanding at that date), totaled $18,678,000 (15.6 percent of total interest income on advances) for the year ended December 31, 2021. No other borrower represented more than 10 percent of advances outstanding at December 31, 2022 or 2021 or more than 10 percent of interest income on advances for the years ended December 31, 2022 or 2021. No borrower represented more than 10 percent of advances outstanding at December 31, 2020 or more than 10 percent of interest income on advances for the year ended December 31, 2020.

     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2022 and 2021 (in thousands):

	2022	2021
Fixed-rate
Due in one year or less	$38,537,518	$7,582,790
Due after one year	15,418,892	11,037,441
Total fixed-rate	53,956,410	18,620,231
Variable-rate
Due in one year or less	9,514,081	59,970
Due after one year	5,966,328	5,732,121
Total variable-rate	15,480,409	5,792,091
Total par value	$69,436,819	$24,412,322
At December 31, 2022 and 2021, 40 percent and 54 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2022, 2021 and 2020 were $5,815,000, $15,059,000 and $86,530,000, respectively. During the years ended December 31, 2021 and 2020, the Bank deferred $653,000 and $2,687,000 of the gross advance prepayment fees received during those years. None of the gross advance prepayment fees received during the year ended December 31, 2022 were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the year ended December 31, 2022, seven symmetrical prepayment advances with an aggregate par value of $42,153,000 were prepaid. The total difference by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $1,350,000 and was recorded in prepayment fees on the advances, net of the associated hedging adjustments on the advances. There were no prepayments of symmetrical prepayment advances during the years ended December 31, 2021 or 2020.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). Under the MPF program, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) during the period from 1998 to mid-2003. The Bank resumed acquiring conventional mortgage loans under this program in 2016. Since 2016, all of the acquired mortgage loans were originated by certain of the Bank's member institutions that participate in the MPF program ("Participating Financial Institutions" or “PFIs”) and the Bank acquired a 100 percent interest in such loans. For loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in these loans that was retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement. The following table presents information as of December 31, 2022 and 2021 for mortgage loans held for portfolio (in thousands):

	2022	2021
Fixed-rate medium-term* single-family mortgages	$115,466	$124,532
Fixed-rate long-term single-family mortgages	4,233,023	3,298,356
Premiums	64,067	66,643
Discounts	(17,140)	(1,324)
Deferred net derivative gains associated with mortgage delivery commitments	4,624	6,182
Total mortgage loans held for portfolio	4,400,040	3,494,389
Less: allowance for credit losses on mortgage loans	(4,865)	(3,124)
Total mortgage loans held for portfolio, net of allowance for credit losses	$4,395,175	$3,491,265
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $22,838,000 and $14,345,000 at December 31, 2022 and 2021, respectively.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2022 and 2021 was comprised of conventional loans totaling $4,341,686,000 and $3,414,463,000, respectively, and government-guaranteed/insured loans totaling $6,803,000 and $8,425,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2022, 2021 and 2020, mortgage loan interest income was reduced by CE fees totaling $2,186,000, $1,858,000 and $2,363,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2022, 2021 and 2020, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $3,000, $26,000 and $5,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Advances	$198,313	$16,655
Investment securities
Trading	962	962
Available-for-sale	58,259	59,393
Held-to-maturity	411	146
Mortgage loans held for portfolio	22,838	14,345
Interest-bearing deposits	5,634	56
Securities purchased under agreements to resell	2,914	15
Federal funds sold	2,351	9
Total	$291,682	$91,581

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities sold under agreements to repurchase. These investments provide short-term liquidity and are carried at amortized cost. At December 31, 2022, all investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell were repaid according to the contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at December 31, 2022.
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
At December 31, 2022, the gross unrealized losses on the Bank’s available-for-sale securities were $28,470,000, all of which related to securities that are issued and guaranteed by GSEs. At December 31, 2022, the gross unrealized losses on the Bank’s held-to-maturity securities (computed as the difference between the amortized cost and the fair value of the securities) were $7,216,000, of which $1,969,000 were attributable to its holdings of non-agency (i.e., private label) residential MBS ("RMBS") and $5,247,000 were attributable to securities that are issued and guaranteed by GSEs.
Government-Guaranteed and GSE Investments. As of December 31, 2022, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE commercial MBS ("CMBS") and GSE RMBS were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through December 31, 2022, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in August 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at December 31, 2022 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank's amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its U.S. government-guaranteed and GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at December 31, 2022.
Non-Agency RMBS. As of December 31, 2022, 5 of the Bank's non-agency RMBS with an aggregate amortized cost of $6,253,000 were rated investment grade (i.e., triple-B or higher by Moody's and/or S&P), 16 non-agency RMBS with an aggregate amortized cost of $22,935,000 were rated below investment grade and 1 non-agency RMBS with an amortized cost of $36,000 was unrated. In periods prior to 2017, 15 of the non-agency RMBS that were rated below investment grade at December 31, 2022 had been determined to be other-than-temporarily impaired. At December 31, 2022 and 2021, the amortized cost of the Bank's non-agency RMBS included credit losses of $5,894,000 and $5,991,000, respectively, on these previously impaired securities.
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
At December 31, 2022, the Bank considered the potential impact that current economic and housing market conditions could have on the collectibility of these securities to determine whether it expected to incur any additional credit losses. Based on the payment status of the securities and the considerations regarding the potential impact that recent changes in economic and housing market conditions could have on the securities' cash flows, the Bank determined it is likely that it will fully recover the remaining amortized cost bases of all of its non-agency RMBS. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their remaining amortized cost bases, no allowance for credit losses on the Bank's non-agency RMBS was deemed to be necessary at December 31, 2022.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at December 31, 2022.
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

    Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2022 included all FDIC-insured institutions with average total assets as of December 31, 2021, 2020 and 2019 of less than $1.323 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. The Bank has procedures in place for validating the reasonableness of its collateral valuations. In addition, collateral verifications and on-site reviews are performed based on the risk profile of the borrower.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2022 or 2021.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2022 and 2021, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2022 and 2021, the Bank did not have any advances that were past due or on nonaccrual status. There have been no troubled debt restructurings related to advances.
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

The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at December 31, 2022 and 2021 (dollars in thousands).

	December 31, 2022
	Conventional Loans Originated Prior to 2018	Conventional Loans Originated in 2018-2022	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$3,605	$33,213	$36,818	$175	$36,993
60-89 days delinquent	477	6,701	7,178	45	7,223
90 days or more delinquent	3,512	10,537	14,049	56	14,105
Total past due	7,594	50,451	58,045	276	58,321
Total current loans	160,632	4,174,538	4,335,170	6,549	4,341,719
Total mortgage loans	$168,226	$4,224,989	$4,393,215	$6,825	$4,400,040

	December 31, 2021
	Conventional Loans Originated Prior to 2017	Conventional Loans Originated in 2017-2021	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$605	$30,597	$31,202	$316	$31,518
60-89 days delinquent	417	3,622	4,039	64	4,103
90 days or more delinquent	1,005	34,907	35,912	124	36,036
Total past due	2,027	69,126	71,153	504	71,657
Total current loans	23,797	3,390,984	3,414,781	7,951	3,422,732
Total mortgage loans	$25,824	$3,460,110	$3,485,934	$8,455	$3,494,389

_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

	December 31, 2022			December 31, 2021
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$5,030	$—	$5,030	$1,226	$108	$1,334
Serious delinquency rate (2)	0.3%	0.8%	0.3%	1.0%	1.5%	1.0%
Past due 90 days or more and still accruing interest (3)	$—	$56	$56	$—	$124	$124
Nonaccrual loans (4)	$19,420	$—	$19,420	$51,318	$—	$51,318
Troubled debt restructurings	$6,482	$—	$6,482	$1,066	$—	$1,066
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at December 31, 2022.
As of December 31, 2022, approximately $3,272,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $321,000 were 30 to 59 days past due, $1,004,000 were 60 to 89 days past due, and $1,947,000 were 90 days or more past due and in nonaccrual status. As of December 31, 2021, approximately $11,759,000 (unpaid principal balance) of past due conventional loans were in forbearance as a result of COVID-19. Approximately $632,000 were 30 to 59 days past due, $1,761,000 were 60 to 89 days past due, and $9,366,000 were 90 days or more past due and in nonaccrual status. The Bank's other assets included $429,000 of real estate owned at December 31, 2022. The Bank did not have any real estate owned at December 31, 2021.
The Bank individually reviews each seriously delinquent mortgage loan and each TDR for credit losses. At December 31, 2022 and 2021, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at December 31, 2022 was $4,865,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$3,124	$3,925	$1,149
Adjustment to initially apply new credit loss accounting guidance	—	—	2,191
Provision (reversal) for credit losses	1,741	(801)	585
Balance, end of year	$4,865	$3,124	$3,925
With the onset of the COVID-19 pandemic in early 2020, the Bank applied a more adverse set of assumptions in developing its estimate of the allowance for credit losses, not fully knowing the impact that this unprecedented event could have on its mortgage loan portfolio. As the expected impact of the pandemic on its mortgage loan portfolio became clearer in 2021, the Bank’s credit loss estimates were revised downward and, correspondingly, its allowance for credit losses was reduced. The increase in the allowance for credit losses in 2022 was due primarily to the growth in the Bank’s mortgage loan portfolio.

Note 10—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate, or a stepped fixed rate schedule, that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 1.45 percent, 0.02 percent and 0.29 percent during 2022, 2021 and 2020, respectively. None of the deposits are federally insured. For additional information regarding other interest-bearing deposits, see Note 14.
The following table details interest-bearing and non-interest bearing deposits as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Interest-bearing
Demand and overnight	$1,319,569	$1,529,237
Term	18,571	60,931
Non-interest bearing (other)	20	20
Total deposits	$1,338,160	$1,590,188

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

The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.182 trillion and $0.653 trillion at December 31, 2022 and 2021, respectively. The Bank was the primary obligor on approximately $109.1 billion and $55.8 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
     General Terms. Consolidated obligation bonds are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use an index for interest rate resets such as SOFR. In years prior to 2021, the Bank issued from time to time variable-rate bonds that were indexed to LIBOR. From July 1, 2020 through December 31, 2021, the Bank was prohibited from issuing LIBOR-indexed bonds which matured after December 31, 2021. On and after January 1, 2022, the Bank is prohibited from issuing any LIBOR-indexed bonds. To meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into interest rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.
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
     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2022 and 2021 (in thousands, at par value).

	2022	2021
Fixed-rate	$38,510,775	$30,004,790
Variable-rate SOFR-indexed	15,054,500	9,946,625
Step-up	8,861,750	4,822,000
Step-down	15,000	—
Total par value	$62,442,025	$44,773,415
At December 31, 2022 and 2021, 93 percent and 69 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2022 and 2021, by contractual maturity (dollars in thousands):

	2022		2021
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$26,138,655	3.99%	$19,906,725	0.28%
Due after one year through two years	10,310,105	2.04	2,071,195	1.64
Due after two years through three years	5,795,470	2.19	5,156,770	0.64
Due after three years through four years	9,494,685	1.03	2,325,975	0.77
Due after four years through five years	5,772,740	2.16	8,646,750	0.82
Due after five years	4,930,370	1.80	6,666,000	1.21
Total par value	62,442,025	2.71%	44,773,415	0.65%
Premiums	17,563		16,405
Discounts	(2,451)		(419)
Debt issuance costs	(2,319)		(1,902)
Hedging adjustments	(2,508,360)		(273,279)
Total	$59,946,458		$44,514,220
At December 31, 2022 and 2021, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2022	2021
Non-callable bonds	$26,010,480	$22,068,620
Callable bonds	36,431,545	22,704,795
Total par value	$62,442,025	$44,773,415
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2022 and 2021, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2022	2021
Due in one year or less	$56,752,700	$41,026,520
Due after one year through two years	2,669,560	2,911,695
Due after two years through three years	593,970	524,975
Due after three years through four years	1,232,685	98,475
Due after four years through five years	820,740	186,750
Due after five years	372,370	25,000
Total par value	$62,442,025	$44,773,415
     Discount Notes. At December 31, 2022 and 2021, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2022	$46,270,265	$46,634,885	3.96%
December 31, 2021	$11,003,026	$11,004,433	0.04%

Note 12—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings before the contribution. There was no shortfall during the years ended December 31, 2022, 2021 or 2020. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2022, 2021 or 2020.
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
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Balance, beginning of year	$60,133	$63,153	$57,247
AHP assessment	35,268	18,266	22,087
Grants funded, net of recaptured amounts	(18,607)	(21,286)	(16,181)
Balance, end of year	$76,794	$60,133	$63,153
Note 13—Assets and Liabilities Subject to Offsetting
The Bank has derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2022 or 2021.
The Bank's derivative transactions are executed either bilaterally or, if required, cleared through a third-party central clearinghouse. The Bank has entered into master agreements with each of its bilateral derivative counterparties that provide for the netting of all transactions with each of these counterparties. Under its master agreements with its non-member bilateral derivative counterparties, collateral is delivered (or returned) daily when certain thresholds (ranging from $50,000 to $500,000) are met. The Bank offsets the fair value amounts recognized for bilaterally traded derivatives executed with the same counterparty, including any cash collateral remitted to or received from the counterparty. Prior to September 1, 2022, the Bank was subject only to variation margin requirements associated with its bilaterally traded derivatives. Under new rules that took effect on September 1, 2022, the Bank became subject to initial margin requirements for bilaterally traded derivatives that are transacted on and after that date provided certain thresholds are met. During the period from September 1, 2022 through December 31, 2022, the Bank was not required to post any initial margin relating to its bilaterally traded derivatives.
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
For cleared derivatives, all transactions with each clearing member of each clearinghouse are netted pursuant to legally enforceable setoff rights. Cleared derivatives are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Unlike bilateral derivatives, variation margin payments on cleared derivatives are legally characterized as settlements on the contracts. Initial and variation margin is typically delivered/paid (or returned/

received) daily and is not subject to any maximum unsecured thresholds. The Bank offsets the fair value amounts recognized for cleared derivatives transacted with each clearing member of each clearinghouse (which fair value amounts include variation margin paid or received) and any cash collateral pledged or received.
The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2022 and 2021 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2022

Assets

Derivatives
Bilateral derivatives	$538,743	$(528,258)	$10,485	$(30)	(2)	$10,455
Cleared derivatives	33,080	(16,676)	16,404	—		16,404
Total derivatives	571,823	(544,934)	26,889	(30)		26,859
Securities purchased under agreements to resell	12,200,000	—	12,200,000	(12,200,000)		—

Total assets	$12,771,823	$(544,934)	$12,226,889	$(12,200,030)		$26,859

Liabilities

Derivatives
Bilateral derivatives	$2,477,561	$(2,471,480)	$6,081	$—		$6,081
Cleared derivatives	17,206	(16,385)	821	(821)	(3)	—

Total liabilities	$2,494,767	$(2,487,865)	$6,902	$(821)		$6,081

December 31, 2021

Assets

Derivatives
Bilateral derivatives	$22,346	$(15,270)	$7,076	$(3,834)	(2)	$3,242
Cleared derivatives	2,853	(2,852)	1	—		1
Total derivatives	25,199	(18,122)	7,077	(3,834)		3,243
Securities purchased under agreements to resell	10,650,000	—	10,650,000	(10,650,000)		—

Total assets	$10,675,199	$(18,122)	$10,657,077	$(10,653,834)		$3,243

Liabilities

Derivatives
Bilateral derivatives	$474,106	$(464,683)	$9,423	$—		$9,423
Cleared derivatives	6,200	(1,667)	4,533	(4,533)	(3)	—

Total liabilities	$480,306	$(466,350)	$13,956	$(4,533)		$9,423

_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties.
(3)    Consists of securities pledged by the Bank. In addition to the amounts needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $433,935,000 and $525,063,000 at December 31, 2022 and 2021, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
All of the Bank's available-for-sale securities are fixed-rate agency and U.S. government-guaranteed debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, which are designated as fair value hedges. For the fair value hedges that were entered into during 2022, the Bank measures the change in the fair value of the available-for-sale securities on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.
 The Bank's trading securities include fixed-rate U.S. Treasury Notes and, at times, U.S. Treasury Bills and variable-rate U.S. Treasury Notes. To convert some of its U.S. Treasury Bills and fixed-rate U.S. Treasury Notes to a short-term floating rate, the Bank has, at times, entered into fixed-for-floating interest rate exchange agreements that were indexed to either the overnight index swap ("OIS") rate or SOFR. These derivatives were treated as economic hedges.

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

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at December 31, 2022 and 2021 (in thousands).

	December 31, 2022			December 31, 2021
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$19,404,622	$133,486	$17,583	$9,806,989	$104	$212,533
Available-for-sale securities (1)	15,846,428	166,294	4,161	14,398,278	2,028	10,502
Consolidated obligation bonds (1)	43,766,005	4,681	2,457,104	24,112,140	9,495	253,444
Consolidated obligation discount notes (2)	1,066,000	1,733	—	1,066,000	6	132
Total derivatives designated as hedging instruments	80,083,055	306,194	2,478,848	49,383,407	11,633	476,611
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	2,000,000	61	—	265,000	—	2,044
Available-for-sale securities	3,025	4	—	3,081	—	1
Mortgage loans held for portfolio	588,000	3,471	79	265,000	22	28
Consolidated obligation bonds	372,445	60	865	—	—	—
Consolidated obligation discount notes	3,402,000	71	188	900,000	—	20
Counterparty exposure	16,300,000	257,313	13,201	1,000,000	116	229
Intermediary transactions	78,558	177	888	91,672	3,834	1,320
Other	425,000	—	663	425,000	146	—
Interest rate swaptions
Available-for-sale securities	1,150,000	4,456	—	—	—	—
Mortgage loans held for portfolio	—	—	—	600,000	9,448	—
Mortgage delivery commitments	8,473	—	19	33,217	—	53
Interest rate caps
Intermediary transactions	40,000	16	16	80,000	—	—
Total derivatives not designated as hedging instruments	24,367,501	265,629	15,919	3,662,970	13,566	3,695
Total derivatives before collateral and netting adjustments	$104,450,556	571,823	2,494,767	$53,046,377	25,199	480,306
Cash collateral and related accrued interest		9,861	(1,933,359)		(3,350)	(452,763)
Cash received or remitted in excess of variation margin requirements		(291)	(2)		2	1,187
Netting adjustments		(554,504)	(554,504)		(14,774)	(14,774)
Total collateral and netting adjustments(3)		(544,934)	(2,487,865)		(18,122)	(466,350)
Net derivative balances reported in statements of condition		$26,889	$6,902		$7,077	$13,956
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Year ended December 31, 2022

Total amount of the financial statement line item	$1,070,013	$397,823	$(888,774)	$(470,740)	$(244)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$758,156	$1,470,182	$(2,379,685)	$—	$—
Hedged items	(746,421)	(1,507,918)	2,235,081	—	—
Net gains (losses) on fair value hedging relationships	$11,735	$(37,736)	$(144,604)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(5,711)	$5,711
Recognized in OCI	—	—	—	—	126,793
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(5,711)	$132,504

Year ended December 31, 2021

Total amount of the financial statement line item	$119,754	$151,684	$(70,916)	$(29,635)	$135,510

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$235,243	$473,271	$(200,839)	$—	$—
Hedged items	(335,583)	(749,714)	401,649	—	—
Net gains (losses) on fair value hedging relationships	$(100,340)	$(276,443)	$200,810	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(22,345)	$22,345
Recognized in OCI	—	—	—	—	42,418
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(22,345)	$64,763

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Year ended December 31, 2020

Total amount of the financial statement line item	$349,082	$219,190	$(277,347)	$(198,890)	$(51,789)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(511,580)	$(1,169,111)	$172,126	$—	$—
Hedged items	458,018	952,729	(62,690)	—	—
Net gains (losses) on fair value hedging relationships	$(53,562)	$(216,382)	$109,436	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(14,627)	$14,627
Recognized in OCI	—	—	—	—	(96,035)
Net losses on cash flow hedging relationships	$—	$—	$—	$(14,627)	$(81,408)
For the years ended December 31, 2022, 2021 and 2020, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At December 31, 2022, $29,931,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 7.1 years.
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of December 31, 2022 and 2021 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
December 31, 2022
Advances	$18,917,426	$(514,280)	$3,671	$(510,609)
Available-for-sale securities	14,999,406	(940,566)	(9,978)	(950,544)
Consolidated obligation bonds	(41,373,828)	2,508,704	(344)	2,508,360

December 31, 2021
Advances	10,065,117	226,159	4,918	231,077
Available-for-sale securities	15,046,972	532,869	(1,441)	531,428
Consolidated obligation bonds	(24,017,958)	273,936	(657)	273,279
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.

The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Gain (Loss) Recognized in Other Income (Loss) for the Year Ended December 31,
	2022	2021	2020
Derivatives not designated as hedging instruments
Interest rate swaps	$(8,490)	$(10,256)	$19,224
Net interest income (expense) on interest rate swaps	(4,861)	5,542	(20,682)
Interest rate swaptions	(11,536)	5,307	(4,524)
Mortgage delivery commitments	(306)	(1,848)	8,507
Total net gain (loss) related to derivatives not designated as hedging instruments	(25,193)	(1,255)	2,525
Price alignment amount on variation margin for daily settled derivative contracts(1)	2,377	3	362
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$(22,816)	$(1,252)	$2,887
________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.
Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. Approximately 46 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of December 31, 2022, the notional balance of cleared transactions outstanding totaled $47.5 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of December 31, 2022, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties totaled $56.8 billion and $0.1 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from April 19, 2021 through December 31, 2021 and (2) had a maturity of 32 days or greater. For advances that were funded on or prior to April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. On December 8, 2021, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2021 to December 31, 2022. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022.

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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during 2022, 2021 and 2020, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For the repurchases that occurred during 2022, 2021 and on December 30, 2020, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). For the other repurchases that occurred during 2020, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,500,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). During the years ended December 31, 2022, 2021 and 2020, the Bank repurchased surplus stock totaling $469,798,000, $153,087,000 and $471,326,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2022, 2021 and 2020, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $10,163,000, $7,049,000 and $53,992,000, respectively.
The following table presents total excess stock at December 31, 2022 and 2021 (in thousands).

	2022	2021
Excess stock
Capital stock	$761,005	$843,114
Mandatorily redeemable capital stock	2,237	2,172
Total	$763,242	$845,286
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2022 or 2021. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.

At all times during the three years ended December 31, 2022, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022		December 31, 2021
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,034,303	$5,826,004	$757,555	$3,757,578
Total capital	$4,573,942	$5,826,004	$2,539,535	$3,757,578
Total capital-to-assets ratio	4.00%	5.09%	4.00%	5.92%
Leverage capital	$5,717,428	$8,739,006	$3,174,419	$5,636,367
Leverage capital-to-assets ratio	5.00%	7.64%	5.00%	8.88%
Beginning in February 2020, the Bank must also maintain (pursuant to an Advisory Bulletin issued by the Finance Agency) a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the applicable month ends in 2022, 2021 and 2020.
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
At December 31, 2022, the Bank had $7,453,000 in outstanding capital stock subject to mandatory redemption held by 4 institutions. As of December 31, 2021, the Bank had $6,657,000 in outstanding capital stock subject to mandatory redemption held by 3 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2022, 2021 and 2020, dividends on mandatorily redeemable capital stock in the amount of $169,000, $17,000 and $83,000, respectively, were recorded as interest expense in the statements of income.
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
The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2022 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2023	$6,226
2024	173
2025	80
2026	18
2027	956
Total	$7,453
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2022, 2021 and 2020 (in thousands).

Balance, January 1, 2020	$7,140
Capital stock that became subject to mandatory redemption during the year	61,032
Redemption/repurchase of mandatorily redeemable capital stock	(54,615)
Stock dividends classified as mandatorily redeemable	307
Balance, December 31, 2020	13,864
Capital stock that became subject to mandatory redemption during the year	40
Redemption/repurchase of mandatorily redeemable capital stock	(7,294)
Mandatorily redeemable capital stock issued during the year	22
Stock dividends classified as mandatorily redeemable	25
Balance, December 31, 2021	6,657
Capital stock that became subject to mandatory redemption during the year	11,051
Redemption/repurchase of mandatorily redeemable capital stock	(10,468)
Mandatorily redeemable capital stock issued during the year	13
Stock dividends classified as mandatorily redeemable	200
Balance, December 31, 2022	$7,453
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

The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2022, 2021 and 2020:

	2022	2021	2020
Number of institutions, beginning of year	3	6	6
Due to mergers and acquisitions	3	—	2
Due to liquidation	—	1	—
Terminations completed during the year	(2)	(4)	(2)
Number of institutions, end of year	4	3	6
The Bank did not receive any stock redemption notices in 2022, 2021 or 2020.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2021. The Bank's contributions for the year ended December 31, 2020 represented 7.7 percent of the total contributions to the plan for the plan year ended June 30, 2021.
The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2022		2021		2020
Net pension cost charged to compensation and benefit expense for the year ended December 31	$3,679		$7,677		$18,675
Pentegra DB Plan funded status as of July 1	118.9%	(a)	130.6%	(b)	108.5%
Bank's funded status as of July 1	116.2%		123.5%		90.1%
____________
(a)    The Pentegra DB Plan's funded status as of July 1, 2022 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2022 through March 15, 2023. Contributions made during the period from July 1, 2022 through March 15, 2023 and designated for the plan year ended June 30, 2022 will be included in the final valuation as of July 1, 2022. The final funded status as of July 1, 2022 will not be available until the Form 5500 for the plan year July 1, 2022 through June 30, 2023 is filed (this Form 5500 is due to be filed no later than April 2024).
(b)    The Pentegra DB Plan's funded status as of July 1, 2021 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2021 through March 15, 2022. Contributions made during the period from July 1, 2021 through March 15, 2022 and designated for the plan year ended June 30, 2021 will be included in the final valuation as of July 1, 2021. The final funded status as of July 1, 2021 will not be available until the Form 5500 for the plan year July 1, 2021 through June 30, 2022 is filed (this Form 5500 is due to be filed no later than April 2023).
Substantially all employees are eligible to participate in the FHLBank of Dallas 401(k) Retirement Plan (the "FHLB Dallas DC Plan"), a tax-qualified defined contribution plan. The Bank’s contributions to the FHLB Dallas DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2022, 2021 and 2020, the Bank contributed $1,822,000, $1,911,000 and $1,747,000, respectively, to this plan.

Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $9,549,000 and $10,334,000 at December 31, 2022 and 2021, respectively. Compensation and benefits expense includes accrued earnings (or losses) on deferred employee compensation and Bank contributions totaling $(1,407,000), $1,382,000 and $1,100,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (or losses) on those deferrals, was $3,171,000 and $3,585,000 at December 31, 2022 and 2021, respectively. Other operating expense includes accrued earnings (or losses) on deferred director compensation totaling $(347,000), $296,000 and $320,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “SERP”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the SERP was established. Each participant’s benefit under the SERP consists of contributions that were made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the SERP. Contributions to the SERP are determined solely at the discretion of the Bank’s Board of Directors; the Bank has no obligation or current intention to make future contributions to the SERP. The Bank’s accrued liability under this plan was $1,624,000 and $2,828,000 at December 31, 2022 and 2021, respectively. The Bank did not make any contributions to the SERP during the years ended December 31, 2022, 2021 or 2020.
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

The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Change in APBO
APBO at beginning of year	$575	$756
Service cost	33	41
Interest cost	9	12
Actuarial gain	(281)	(201)
Participant contributions	170	150
Benefits paid	(260)	(183)
APBO at end of year	246	575
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid by the Bank	90	33
Participant contributions	170	150
Benefits paid	(260)	(183)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(246)	$(575)

Amounts recognized in AOCI at December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021
Net actuarial gain	$1,264	$1,082
Prior service cost	(27)	(48)
	$1,237	$1,034

The amounts in AOCI include $20,000 of prior service cost and $96,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit credit in 2023.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 6.8 percent for 2023. For 2022, 2021 and 2020, gross health care cost trend rates of 5.4 percent, 7.5 percent and 5.2 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.15 percent per year to a final rate of 4.1 percent in 2041 and thereafter. To compute the APBO at December 31, 2022 and 2021, weighted average discount rates of 5.08 percent and 2.95 percent were used. Weighted average discount rates of 2.95 percent, 2.61 percent and 3.34 percent were used to compute the net periodic benefit cost (credit) for 2022, 2021 and 2020, respectively.
Components of net periodic benefit cost (credit) for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Service cost	$33	$41	$40
Interest cost	9	12	18
Amortization of prior service cost	21	21	20
Amortization of net actuarial gain	(99)	(91)	(80)
Net periodic benefit credit	$(36)	$(17)	$(2)

The Bank reports the service cost component of its net periodic postretirement benefit cost (credit) in compensation and benefits expense and the other components of net periodic postretirement benefit cost (credit) in "other, net" in the other income (loss) section of the statement of income.
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization of prior service cost included in net periodic benefit cost	$21	$21	$20
Actuarial gain (loss)	281	201	(87)
Amortization of net actuarial gain included in net periodic benefit cost	(99)	(91)	(80)
Total changes in benefit obligations recognized in other comprehensive income	$203	$131	$(147)
A 1 percent increase or decrease in the health care cost trend rate would have had an insignificant effect on the APBO at December 31, 2022 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2022.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2023	$47
2024	27
2025	36
2026	21
2027	19
2028-2032	41
$191

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the years ended December 31, 2022 and 2021, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2022 and 2021. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, non-agency RMBS and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of December 31, 2022 and 2021, three vendor prices were received for substantially all of the Bank's trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2022 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment(4)
Assets:
Cash and due from banks	$27,826	$27,826	$27,826	$—		$—		$—
Interest-bearing deposits	3,020,217	3,020,217	—	3,020,217		—		—
Securities purchased under agreements to resell	12,200,000	12,200,000	—	12,200,000		—		—
Federal funds sold	9,784,000	9,784,000	—	9,784,000		—		—
Trading securities (1)	188,164	188,164	—	188,164		—		—
Available-for-sale securities (1)	15,106,457	15,106,457	—	15,106,457		—		—
Held-to-maturity securities	314,674	314,373	—	283,811	(2)	30,562	(3)	—
Advances	68,921,869	68,805,071	—	68,805,071		—		—
Mortgage loans held for portfolio, net	4,395,175	3,899,143	—	3,899,143		—		—
Accrued interest receivable	291,682	291,682	—	291,682		—		—
Derivative assets (1)	26,889	26,889	—	571,823		—		(544,934)
Other assets held at fair value (1)	16,089	16,089	16,089	—		—		—

Liabilities:
Deposits	1,338,160	1,338,140	—	1,338,140		—		—
Consolidated obligations
Discount notes	46,270,265	46,229,686	—	46,229,686		—		—
Bonds	59,946,458	59,145,795	—	59,145,795		—		—
Mandatorily redeemable capital stock	7,453	7,453	7,453	—		—		—
Accrued interest payable	307,288	307,288	—	307,288		—		—
Derivative liabilities (1)	6,902	6,902	—	2,494,767		—		(2,487,865)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of December 31, 2022.
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
Note 18—Commitments and Contingencies
     Joint and several liability. As described in Note 11, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2022 and 2021, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $1.073 trillion and $0.597 trillion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other

FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
Other commitments and contingencies. At December 31, 2022 and 2021, the Bank had commitments to make additional advances totaling approximately $11,136,000 and $22,042,000, respectively. At December 31, 2022, all of the outstanding commitments to make additional advances expire in 2023.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $21,483,119,000 and $21,652,978,000 at December 31, 2022 and 2021, respectively. At December 31, 2022, outstanding letters of credit had original terms of up to 15 years with a final expiration in 2035. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $4,597,000 and $4,970,000 at December 31, 2022 and 2021, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2022 and 2021, the Bank had outstanding standby bond purchase agreements totaling $854,470,000 and $914,041,000, respectively. At December 31, 2022, standby bond purchase agreements totaling $190,292,000, $43,961,000, $221,462,000, $238,405,000 and $160,350,000 expire in 2023, 2024, 2025, 2026 and 2027, respectively. The Bank was not required to purchase any bonds under these agreements during the years ended December 31, 2022 or 2021.
At December 31, 2022 and 2021, the Bank had commitments to purchase conventional mortgage loans totaling $8,473,000 and $33,217,000, respectively, from certain of its PFIs.
At December 31, 2022 and 2021, the Bank had commitments to issue $375,000,000 and $350,000,000 (par value), respectively, of consolidated obligation bonds, all of which were hedged with interest rate swaps. In addition, at December 31, 2022, the Bank had commitments to issue $32,290,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at December 31, 2021.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2022 and 2021, the Bank had pledged cash collateral of $1,936,496,000 and $456,491,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2022 and 2021, the Bank had pledged securities with carrying values (and fair values) of $434,756,000 and $529,596,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged securities may be rehypothecated and are not netted against derivative assets and liabilities in the statement of condition.

During the years ended December 31, 2022, 2021 and 2020, the Bank charged to operating expenses net rental costs of approximately $373,000, $390,000 and $388,000, respectively. Future minimum rentals at December 31, 2022 were as follows (in thousands):

Year	Premises	Equipment	Total
2023	$496	$26	$522
2024	442	26	468
2025	263	17	280
2026	264	—	264
2027	268	—	268
Thereafter	709	—	709
Total	$2,442	$69	$2,511
Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2022 were as follows (in thousands):

Year	Total
2023	$1,358
2024	1,116
Total	$2,474
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 12, 13 and 16.

Note 19 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2022, nine of the Bank’s directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
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
An affiliates of one of the Bank’s derivative counterparties (Wells Fargo) acquired a member institution on October 1, 2006. Since the acquisition was completed, the Bank has continued to enter into interest rate exchange agreements with Wells Fargo in the normal course of business and under the same terms and conditions as before. In addition, the Bank maintains interest-bearing deposits with an affiliate of Wells Fargo.
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2022, 2021 or 2020.
All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.

The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2022 and 2021, advances outstanding to Directors’ Financial Institutions aggregated $487,156,000 and $495,278,000, respectively, representing 0.7 percent and 2.0 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from Directors’ Financial Institutions during the years ended December 31, 2022, 2021 or 2020. As of December 31, 2022 and 2021, capital stock outstanding to Directors’ Financial Institutions aggregated $35,346,000 and $40,598,000, respectively, representing 0.9 percent and 1.8 percent of the Bank’s outstanding capital stock at each of those dates. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 20 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the years ended December 31, 2021 or 2020. During the year ended December 31, 2022, interest income on loans to other FHLBanks totaled $182,000; this amount is reported as interest income from federal funds sold in the statement of income. The following table summarizes the Bank's loans to other FHLBanks during the year ended December 31, 2022 (in thousands).

Year Ended December 31, 2022
Balance at January 1, 2022	$—
Loans made to:
FHLBank of San Francisco	1,000,000
FHLBank of Atlanta	750,000
FHLBank of Pittsburgh	500,000
Collections from:
FHLBank of San Francisco	(1,000,000)
FHLBank of Atlanta	(750,000)
FHLBank of Pittsburgh	(500,000)
Balance at December 31, 2022	$—
During the years ended December 31, 2022, 2021 and 2020, interest expense on borrowings from other FHLBanks totaled $122,000, $77 and $506, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Year Ended December 31,
	2022	2021	2020
Balance at January 1,	$—	$—	$—
Borrowings from:
FHLBank of Indianapolis	40,000	40,000	40,000
FHLBank of Boston	400,000	—	—
FHLBank of Pittsburgh	1,000,000	—	—
Repayments to:
FHLBank of Indianapolis	(40,000)	(40,000)	(40,000)
FHLBank of Boston	(400,000)	—	—
FHLBank of Pittsburgh	(1,000,000)	—	—
Balance at December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. The Bank did not assume any debt from other FHLBanks during the years ended December 31, 2022, 2021 or 2020. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).

Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2022, 2021 or 2020.

Note 21 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2022
Balance at January 1, 2022	$241,060	$(54,839)	$(4,485)	$1,034	$182,770
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	5,711	—	—	5,711
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(78)	(78)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(134,008)	—	—	—	(134,008)
Unrealized gains on cash flow hedges	—	126,793	—	—	126,793
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,057	—	1,057
Actuarial gain	—	—	—	281	281
Total other comprehensive income (loss)	(134,008)	132,504	1,057	203	(244)
Balance at December 31, 2022	$107,052	$77,665	$(3,428)	$1,237	$182,526

Year ended December 31, 2021
Balance at January 1, 2021	$172,361	$(119,602)	$(6,402)	$903	$47,260
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	22,345	—	—	22,345
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(70)	(70)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	68,699	—	—	—	68,699
Unrealized gains on cash flow hedges	—	42,418	—	—	42,418
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,917	—	1,917
Actuarial gain	—	—	—	201	201
Total other comprehensive income	68,699	64,763	1,917	131	135,510
Balance at December 31, 2021	$241,060	$(54,839)	$(4,485)	$1,034	$182,770

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2020
Balance at January 1, 2020	$144,833	$(38,194)	$(8,640)	$1,050	$99,049
Reclassifications from AOCI to net income
Realized gains on sales of available-for-sale securities included in net income	(829)	—	—	—	(829)
Losses on cash flow hedges included in interest expense	—	14,627	—	—	14,627
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(60)	(60)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	28,357	—	—	—	28,357
Unrealized losses on cash flow hedges	—	(96,035)	—	—	(96,035)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	2,238	—	2,238
Actuarial loss	—	—	—	(87)	(87)
Total other comprehensive income (loss)	27,528	(81,408)	2,238	(147)	(51,789)
Balance at December 31, 2020	$172,361	$(119,602)	$(6,402)	$903	$47,260

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

4.1
Capital Plan of the Registrant, as amended and revised on June 17, 2021 and approved by the Federal Housing Finance Agency on November 9, 2021 (incorporated by reference to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 23, 2022).*

4.2	Description of Registrant's Securities (incorporated by reference to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 23, 2022).*

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

10.23	2022 Executive Incentive Plan (incorporated by reference to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 23, 2022).*

Exhibit

10.24	2023 Executive Incentive Plan.

10.25
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

10.27
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