Form 10-Q
period 2023-06-30
Federal Home Loan Bank of Dallas
filed 2023-08-11
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At August 4, 2023, the registrant had outstanding 57,009,768 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$30,827	$27,826
Interest-bearing deposits (Notes 8 and 9)	5,553,231	3,020,217
Securities purchased under agreements to resell (Notes 8, 9 and 12)	24,650,000	12,200,000
Federal funds sold (Notes 8 and 9)	11,484,000	9,784,000
Trading securities (Notes 3, 8, 12 and 17) ($12,681 pledged at June 30, 2023, which could not be rehypothecated)	1,187,280	188,164
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 17) ($1,032,786 and $434,756 pledged at June 30, 2023 and December 31, 2022, respectively, of which $982,496 and $434,756, respectively, could be rehypothecated)	16,362,821	15,106,457
Held-to-maturity securities (b) (Notes 5, 8 and 9)	270,589	314,674
Advances (Notes 6, 8 and 9)	109,031,770	68,921,869
Mortgage loans held for portfolio, net of allowance for credit losses of $7,471 and $4,865 at June 30, 2023 and December 31, 2022, respectively (Notes 7, 8 and 9)	4,780,545	4,395,175
Accrued interest receivable (Note 8)	495,861	291,682
Premises and equipment, net	14,411	15,045
Derivative assets (Notes 12 and 13)	54,661	26,889
Other assets (including $17,159 and $16,089 of securities held at fair value at June 30, 2023 and December 31, 2022, respectively)	67,560	56,558
TOTAL ASSETS	$173,983,556	$114,348,556

LIABILITIES AND CAPITAL
Deposits (including $20 of non-interest bearing deposits at June 30, 2023 and December 31, 2022)	$1,525,484	$1,338,160
Consolidated obligations (Note 10)
Discount notes	41,309,102	46,270,265
Bonds	121,323,406	59,946,458
Total consolidated obligations	162,632,508	106,216,723

Mandatorily redeemable capital stock	8,452	7,453
Accrued interest payable	843,800	307,288
Affordable Housing Program (Note 11)	108,131	76,794
Derivative liabilities (Notes 12 and 13)	11,384	6,902
Other liabilities (Note 4)	278,849	394,159
Total liabilities	165,408,608	108,347,479

Commitments and contingencies (Notes 9 and 17)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 17,890,394 and 12,355,250 shares at June 30, 2023 and December 31, 2022, respectively	1,789,039	1,235,525
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 44,269,965 and 27,485,801 shares at June 30, 2023 and December 31, 2022, respectively	4,426,997	2,748,580
Total Class B Capital Stock	6,216,036	3,984,105
Retained earnings
Unrestricted	1,726,619	1,504,236
Restricted	413,074	330,210
Total retained earnings	2,139,693	1,834,446
Accumulated other comprehensive income (Note 20)	219,219	182,526
Total capital	8,574,948	6,001,077
TOTAL LIABILITIES AND CAPITAL	$173,983,556	$114,348,556
_____________________________
(a)Amortized cost: $16,224,494 and $14,999,405 at June 30, 2023 and December 31, 2022, respectively.
(b)Fair values: $265,098 and $314,373 at June 30, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Advances	$1,731,345	$105,264	$2,871,532	$141,202
Prepayment fees on advances, net	76	5,763	86	7,833
Interest-bearing deposits	83,869	4,919	142,581	5,491
Securities purchased under agreements to resell	148,791	1,009	166,998	1,617
Federal funds sold	223,998	12,836	370,027	13,527
Trading securities	4,582	4,216	5,360	7,832
Available-for-sale securities	245,361	65,432	447,113	122,464
Held-to-maturity securities	3,929	1,597	7,805	2,691
Mortgage loans held for portfolio	42,113	27,582	81,422	51,313
Total interest income	2,484,064	228,618	4,092,924	353,970
INTEREST EXPENSE
Consolidated obligations
Bonds	1,491,843	82,613	2,318,046	106,568
Discount notes	684,811	41,567	1,256,041	51,770
Deposits	19,189	3,006	33,726	3,333
Mandatorily redeemable capital stock	177	43	313	47
Other borrowings	273	2	523	2
Total interest expense	2,196,293	127,231	3,608,649	161,720
NET INTEREST INCOME	287,771	101,387	484,275	192,250
Provision (reversal) for mortgage loan losses	2,226	(711)	2,606	(33)

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR MORTGAGE LOAN LOSSES	285,545	102,098	481,669	192,283

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(2,215)	(4,455)	588	(19,201)
Net gains (losses) on derivatives and hedging activities	8,154	(4,225)	13,798	(14,272)
Net gains (losses) on other assets carried at fair value	583	(1,647)	1,154	(2,340)
Realized gains on sales of held-to-maturity securities	1,081	—	1,081	—
Gains on early extinguishment of debt	—	—	23,396	—
Letter of credit fees	4,523	3,261	8,473	6,747
Other, net	1,570	1,354	2,815	2,523
Total other income (loss)	13,696	(5,712)	51,305	(26,543)
OTHER EXPENSE
Compensation and benefits	13,143	10,071	37,221	21,491
Other operating expenses	12,358	9,757	23,397	18,635
Finance Agency	2,070	1,668	4,139	3,457
Office of Finance	2,221	1,237	4,071	2,547
Discretionary grants and donations	2,433	286	2,505	314
Derivative clearing fees	720	528	1,256	770
Total other expense	32,945	23,547	72,589	47,214
INCOME BEFORE ASSESSMENTS	266,296	72,839	460,385	118,526
Affordable Housing Program assessment	26,648	7,288	46,070	11,857
NET INCOME	$239,648	$65,551	$414,315	$106,669
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET INCOME	$239,648	$65,551	$414,315	$106,669
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	113,299	(27,967)	31,275	(97,109)
Unrealized gains on cash flow hedges	27,695	25,656	14,762	81,509
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	(7,636)	3,545	(12,734)	8,842
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	3,338	—	3,338	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	20	339	90	732
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	5	5	10	10
Amortization of net actuarial gain included in net periodic benefit cost/credit	(24)	(19)	(48)	(38)
Total other comprehensive income (loss)	136,697	1,559	36,693	(6,054)
TOTAL COMPREHENSIVE INCOME	$376,345	$67,110	$451,008	$100,615

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, APRIL 1, 2023	13,456	$1,345,556	50,451	$5,045,126	$1,600,738	$365,144	$1,965,882	$82,522	$8,439,086
Net transfers of shares between Class B-1 and Class B-2 Stock	16,145	1,614,537	(16,145)	(1,614,537)	—	—	—	—	—
Proceeds from sale of capital stock	116	11,558	9,964	996,408	—	—	—	—	1,007,966
Repurchase/redemption of capital stock	(12,466)	(1,246,526)	—	—	—	—	—	—	(1,246,526)
Shares reclassified to mandatorily redeemable capital stock	(18)	(1,837)	—	—	—	—	—	—	(1,837)
Comprehensive income
Net income	—	—	—	—	191,718	47,930	239,648	—	239,648
Other comprehensive income	—	—	—	—	—	—	—	136,697	136,697
Dividends on capital stock (a)
Cash	—	—	—	—	(64)	—	(64)	—	(64)
Mandatorily redeemable capital stock	—	—	—	—	(22)	—	(22)	—	(22)
Stock	658	65,751	—	—	(65,751)	—	(65,751)	—	—

BALANCE, JUNE 30, 2023	17,891	$1,789,039	44,270	$4,426,997	$1,726,619	$413,074	$2,139,693	$219,219	$8,574,948

BALANCE, APRIL 1, 2022	12,865	$1,286,484	10,047	$1,004,732	$1,320,857	$274,985	$1,595,842	$175,157	$4,062,215
Net transfers of shares between Class B-1 and Class B-2 Stock	7,206	720,649	(7,206)	(720,649)	—	—	—	—	—
Proceeds from sale of capital stock	91	9,039	11,044	1,104,410	—	—	—	—	1,113,449
Repurchase/redemption of capital stock	(6,106)	(610,567)	—	—	—	—	—	—	(610,567)
Comprehensive income
Net income	—	—	—	—	52,441	13,110	65,551	—	65,551
Other comprehensive income	—	—	—	—	—	—	—	1,559	1,559
Dividends on capital stock (b)
Cash	—	—	—	—	(63)	—	(63)	—	(63)
Mandatorily redeemable capital stock	—	—	—	—	(22)	—	(22)	—	(22)
Stock	43	4,283	—	—	(4,283)	—	(4,283)	—	—

BALANCE, JUNE 30, 2022	14,099	$1,409,888	13,885	$1,388,493	$1,368,930	$288,095	$1,657,025	$176,716	$4,632,122

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2023	12,355	$1,235,525	27,486	$2,748,580	$1,504,236	$330,210	$1,834,446	$182,526	$6,001,077
Net transfers of shares between Class B-1 and Class B-2 Stock	27,712	2,771,165	(27,712)	(2,771,165)	—	—	—	—	—
Proceeds from sale of capital stock	121	12,051	44,496	4,449,582	—	—	—	—	4,461,633
Repurchase/redemption of capital stock	(23,368)	(2,336,765)	—	—	—	—	—	—	(2,336,765)
Shares reclassified to mandatorily redeemable capital stock	(18)	(1,837)	—	—	—	—	—	—	(1,837)
Comprehensive income
Net income	—	—	—	—	331,451	82,864	414,315	—	414,315
Other comprehensive income	—	—	—	—	—	—	—	36,693	36,693
Dividends on capital stock (a)
Cash	—	—	—	—	(134)	—	(134)	—	(134)
Mandatorily redeemable capital stock	—	—	—	—	(34)	—	(34)	—	(34)
Stock	1,089	108,900	—	—	(108,900)	—	(108,900)	—	—

BALANCE, JUNE 30, 2023	17,891	$1,789,039	44,270	$4,426,997	$1,726,619	$413,074	$2,139,693	$219,219	$8,574,948

BALANCE, JANUARY 1, 2022	12,818	$1,281,814	9,107	$910,690	$1,291,656	$266,761	$1,558,417	$182,770	$3,933,691
Net transfers of shares between Class B-1 and Class B-2 Stock	10,324	1,032,381	(10,324)	(1,032,381)	—	—	—	—	—
Proceeds from sale of capital stock	105	10,475	15,102	1,510,184	—	—	—	—	1,520,659
Repurchase/redemption of capital stock	(9,134)	(913,382)	—	—	—	—	—	—	(913,382)
Shares reclassified to mandatorily redeemable capital stock	(93)	(9,320)	—	—	—	—	—	—	(9,320)
Comprehensive income (loss)
Net income	—	—	—	—	85,335	21,334	106,669	—	106,669
Other comprehensive loss	—	—	—	—	—	—	—	(6,054)	(6,054)
Dividends on capital stock (b)
Cash	—	—	—	—	(119)	—	(119)	—	(119)
Mandatorily redeemable capital stock	—	—	—	—	(22)	—	(22)	—	(22)
Stock	79	7,920	—	—	(7,920)	—	(7,920)	—	—

BALANCE, JUNE 30, 2022	14,099	$1,409,888	13,885	$1,388,493	$1,368,930	$288,095	$1,657,025	$176,716	$4,632,122

(a) Dividends were paid at annualized rates of 3.89 percent and 4.89 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2023 and at annualized rates of 4.60 percent and 5.60 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2023.
(b) Dividends were paid at annualized rates of 0.09 percent and 1.09 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2022 and at annualized rates of 0.23 percent and 1.23 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2022.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$414,315	$106,669
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	359,564	48,383
Concessions on consolidated obligations	5,168	2,175
Premises, equipment and computer software costs	2,064	2,516
Non-cash interest on mandatorily redeemable capital stock	220	8
Gains on early extinguishment of debt	(23,396)	—
Provision (reversal) for mortgage loan losses	2,606	(33)
Realized gains on sales of held-to-maturity securities	(1,081)	—
Net losses (gains) on other assets carried at fair value	(1,154)	2,340
Net losses (gains) on trading securities	(588)	19,201
Net change in derivative and hedging activities	72,453	1,104,913
Increase in accrued interest receivable	(203,809)	(20,421)
Decrease (increase) in other assets	(9,125)	24,668
Increase (decrease) in Affordable Housing Program (AHP) liability	31,337	(994)
Increase in accrued interest payable	536,512	43,125
Increase (decrease) in other liabilities	49,579	(7,126)
Total adjustments	820,350	1,218,755
Net cash provided by operating activities	1,234,665	1,325,424

INVESTING ACTIVITIES
Net increase in interest-bearing deposits, including swap collateral pledged	(2,109,934)	(1,306,315)
Net increase in securities purchased under agreements to resell	(12,450,000)	(3,550,000)
Net increase in federal funds sold	(1,700,000)	(1,563,000)
Purchases of trading securities	(994,458)	(8,397,931)
Proceeds from maturities of trading securities	—	1,750,000
Proceeds from sales of trading securities	—	5,321,059
Purchases of available-for-sale securities	(1,720,993)	(610,039)
Principal collected on available-for-sale securities	293,751	1,724,261
Proceeds from sales of held-to-maturity securities	29,025	—
Principal collected on held-to-maturity securities	19,538	147,035
Principal collected on advances	815,947,282	374,994,578
Advances made	(856,438,889)	(387,148,662)
Principal collected on mortgage loans held for portfolio	148,548	311,159
Purchases of mortgage loans held for portfolio	(539,706)	(813,752)
Purchases of premises, equipment and computer software	(2,098)	(1,890)
Net cash used in investing activities	(59,517,934)	(19,143,497)

	For the Six Months Ended
	June 30,
	2023	2022
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	187,180	79,731
Net proceeds from derivative contracts with financing elements	43,901	168,162
Net proceeds from issuance of consolidated obligations
Discount notes	362,246,938	53,660,866
Bonds	90,393,465	11,695,974
Proceeds from assumption of debt from other Federal Home Loan Bank	999,987	—
Debt issuance costs	(5,552)	(2,491)
Payments for maturing and retiring consolidated obligations
Discount notes	(367,575,092)	(35,071,651)
Bonds	(30,128,199)	(13,830,520)
Proceeds from issuance of capital stock	4,461,633	1,520,659
Proceeds from issuance of mandatorily redeemable capital stock	—	13
Payments for redemption of mandatorily redeemable capital stock	(1,092)	(2,323)
Payments for repurchase/redemption of capital stock	(2,336,765)	(913,382)
Cash dividends paid	(134)	(119)
Net cash provided by financing activities	58,286,270	17,304,919

Net increase (decrease) in cash and cash equivalents	3,001	(513,154)
Cash and cash equivalents at beginning of the period	27,826	542,801
Cash and cash equivalents at end of the period	$30,827	$29,647

Supplemental Disclosures:
Interest paid	$2,831,611	$86,482
AHP payments, net	$14,733	$12,851
Stock dividends issued	$108,900	$7,920
Dividends paid through issuance of mandatorily redeemable capital stock	$34	$22
Net capital stock reclassified to mandatorily redeemable capital stock	$1,837	$9,320

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
During the six months ended June 30, 2023, the Bank modified all of its remaining clearinghouse-traded LIBOR-indexed derivatives (other than those which had either an expiration date or last LIBOR reset date prior to July 1, 2023) to reference SOFR and, in so doing, it elected to apply the optional expedients and exceptions provided by ASU 2020-04 in order to preserve existing hedging relationships. These modifications have not had, nor are they expected to have, a material impact on the Bank's financial position or results of operations.
The Bank expects that it will apply some of the expedients and exceptions provided in ASU 2020-04 to its remaining LIBOR-indexed bilateral derivative contracts that will fall back to SOFR at their next reset date, which will occur during the three months ending September 30, 2023. While a decision has not been made, the Bank may also elect to apply the expedients and exceptions provided in ASU 2020-04 relating to sales or transfers of held-to-maturity securities.
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

Note 3—Trading Securities
Trading securities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
U.S. Treasury Bills	$998,601	$—
U.S. Treasury Notes	188,679	188,164
Total	$1,187,280	$188,164
Net gains (losses) on trading securities during the six months ended June 30, 2023 and 2022 included changes in net unrealized holding gain (loss) of $588,000 and $(17,862,000) for securities that were held on June 30, 2023 and 2022, respectively.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of June 30, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$273,314	$1,108	$3	$274,419
GSE obligations	3,098,495	45,800	3,552	3,140,743
	3,371,809	46,908	3,555	3,415,162
GSE commercial MBS	12,852,685	108,238	13,264	12,947,659
Total	$16,224,494	$155,146	$16,819	$16,362,821

Available-for-sale securities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$274,169	$2,729	$—	$276,898
GSE obligations	3,121,141	50,922	2,963	3,169,100
	3,395,310	53,651	2,963	3,445,998
GSE commercial MBS	11,604,095	81,871	25,507	11,660,459
Total	$14,999,405	$135,522	$28,470	$15,106,457

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $62,625,000 and $58,259,000 at June 30, 2023 and December 31, 2022, respectively. Included in the tables above are GSE commercial MBS ("CMBS") that were purchased but which had not yet settled as of June 30, 2023 and December 31, 2022. The aggregate amounts due of $154,676,000 and $319,603,000, respectively, are included in other liabilities on the statement of condition at those dates.

The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of June 30, 2023. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	$11,827	$3	$—	$—	$11,827	$3
GSE debentures	74,337	28	72,863	3,524	147,200	3,552
GSE commercial MBS	1,284,993	4,531	790,428	8,733	2,075,421	13,264
Total	$1,371,157	$4,562	$863,291	$12,257	$2,234,448	$16,819
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
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2023 and December 31, 2022 are presented below (in thousands).

	June 30, 2023		December 31, 2022
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$330,544	$331,642	$116,190	$116,774
Due after one year through five years	2,910,987	2,950,029	3,075,501	3,120,902
Due after five years through ten years	130,278	133,491	203,619	208,322
	3,371,809	3,415,162	3,395,310	3,445,998
GSE commercial MBS	12,852,685	12,947,659	11,604,095	11,660,459
Total	$16,224,494	$16,362,821	$14,999,405	$15,106,457
Interest Rate Payment Terms. At June 30, 2023 and December 31, 2022, all of the Bank's available-for-sale securities were fixed rate securities, almost all of which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the six months ended June 30, 2023 or 2022.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-guaranteed debentures	$748	$2	$—	$750
GSE residential MBS	269,841	148	5,641	264,348
Total	$270,589	$150	$5,641	$265,098

Held-to-maturity securities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$1,121	$—	$1,121	$5	$—	$1,126
Mortgage-backed securities
GSE residential MBS	287,757	—	287,757	175	5,247	282,685
Non-agency residential MBS	29,224	3,428	25,796	6,088	1,322	30,562
	316,981	3,428	313,553	6,263	6,569	313,247
Total	$318,102	$3,428	$314,674	$6,268	$6,569	$314,373

In the tables above, amortized cost includes premiums, discounts and, as of December 31, 2022, the credit portion of other-than-temporary impairments ("OTTI") recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $413,000 and $411,000 at June 30, 2023 and December 31, 2022, respectively.

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2023 and December 31, 2022 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	June 30, 2023			December 31, 2022
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$748	$748	$750	$—	$—	$—
Due after one year through five years	—	—	—	1,121	1,121	1,126
Mortgage-backed securities	269,841	269,841	264,348	316,981	313,553	313,247
Total	$270,589	$270,589	$265,098	$318,102	$314,674	$314,373
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $60,000 and $62,000 at June 30, 2023 and December 31, 2022, respectively.
Interest Rate Payment Terms. At June 30, 2023 and December 31, 2022, all of the Bank's held-to-maturity securities were variable-rate securities. All of the Bank’s variable-rate MBS classified as held-to-maturity securities were collateralized mortgage obligations which have coupon rates that are subject to interest rate caps, none of which were reached during 2022 or the six months ended June 30, 2023.
Sales of Securities. On May 4, 2023, the Bank sold all of its non-agency residential MBS investments. Proceeds from the sale totaled $29,025,000, resulting in a net realized gain of $1,081,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the six months ended June 30, 2022.

Note 6—Advances
     Redemption Terms. At June 30, 2023 and December 31, 2022, the Bank had advances outstanding at interest rates ranging from 0.33 percent to 8.27 percent and 0.26 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	June 30, 2023		December 31, 2022
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$6	5.50%	$14,121	4.80%
Due in one year or less	68,847,736	5.20	48,037,478	4.54
Due after one year through two years	9,906,122	4.63	1,601,879	2.98
Due after two years through three years	5,062,778	4.48	1,877,716	3.17
Due after three years through four years	12,976,746	3.64	1,454,293	3.73
Due after four years through five years	6,819,281	4.63	6,683,504	2.94
Due after five years through fifteen years	6,285,385	2.93	9,736,049	3.27
Due after fifteen years	30,371	2.37	31,779	2.35
Total par value	109,928,425	4.76%	69,436,819	4.12%
Deferred net prepayment fees	(3,702)		(4,306)
Commitment fees	(33)		(35)
Hedging adjustments	(892,920)		(510,609)
Total	$109,031,770		$68,921,869
Advances presented in the table above exclude accrued interest of $385,247,000 and $198,313,000 at June 30, 2023 and December 31, 2022, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At June 30, 2023 and December 31, 2022, the Bank had aggregate prepayable and callable advances totaling $6,492,315,000 and $6,472,357,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.
The following table summarizes advances outstanding at June 30, 2023 and December 31, 2022, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2023	December 31, 2022
Overdrawn demand deposit accounts	$6	$14,121
Due in one year or less	74,707,853	54,039,078
Due after one year through two years	9,420,460	1,265,164
Due after two years through three years	3,947,221	1,068,233
Due after three years through four years	12,644,113	781,633
Due after four years through five years	3,408,170	6,394,892
Due after five years	5,800,602	5,873,698
Total par value	$109,928,425	$69,436,819

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2023 and December 31, 2022, the Bank had putable advances outstanding totaling $5,537,250,000 and $5,483,000,000, respectively.

The following table summarizes advances outstanding at June 30, 2023 and December 31, 2022, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2023	December 31, 2022
Overdrawn demand deposit accounts	$6	$14,121
Due in one year or less	72,619,986	51,605,479
Due after one year through two years	10,591,122	2,161,879
Due after two years through three years	5,067,778	2,407,716
Due after three years through four years	13,401,746	1,454,293
Due after four years through five years	6,616,031	6,828,504
Due after five years	1,631,756	4,964,827
Total par value	$109,928,425	$69,436,819

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Fixed-rate
Due in one year or less	$61,729,647	$38,537,518
Due after one year	35,258,444	15,418,892
Total fixed-rate	96,988,091	53,956,410
Variable-rate
Due in one year or less	7,118,095	9,514,081
Due after one year	5,822,239	5,966,328
Total variable-rate	12,940,334	15,480,409
Total par value	$109,928,425	$69,436,819
At June 30, 2023 and December 31, 2022, 57 percent and 40 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, savings institutions and credit unions. At June 30, 2023, the Bank had advances of $35,000,000,000, $13,550,000,000, $6,000,000,000 and $6,000,000,000 outstanding to its four largest borrowers, Charles Schwab Bank SSB, Comerica Bank, Charles Schwab Premier Bank SSB (an affiliate of Charles Schwab Bank SSB) and USAA Federal Saving Bank, respectively. These advances represented approximately 32 percent, 12 percent, 5 percent and 5 percent, respectively, of total advances outstanding at that date.
Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three and six months ended June 30, 2023, gross advance prepayment fees received from members/borrowers were $75,000 and $85,000, respectively, none of which were deferred. During the three and six months ended June 30, 2022, gross advance prepayment fees received from members/borrowers were $4,791,000 and $5,730,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the six months ended June 30, 2022, three symmetrical prepayment advances with an aggregate par value of $15,000,000 were prepaid. The total difference by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $527,000 and was recorded in prepayment fees on the advances, net of the associated hedging adjustments on the advances. There were no prepayments of symmetrical prepayment advances during the three months ended June 30, 2022 or the six months ended June 30, 2023.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of June 30, 2023 and December 31, 2022 for mortgage loans held for portfolio (in thousands):

	June 30, 2023	December 31, 2022
Fixed-rate medium-term* single-family mortgages	$112,259	$115,466
Fixed-rate long-term single-family mortgages	4,621,444	4,233,023
Premiums	65,886	64,067
Discounts	(17,983)	(17,140)
Deferred net derivative gains associated with mortgage delivery commitments	6,410	4,624
Total mortgage loans held for portfolio	4,788,016	4,400,040
Less: allowance for credit losses on mortgage loans	(7,471)	(4,865)
Total mortgage loans held for portfolio, net of allowance for credit losses	$4,780,545	$4,395,175
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $26,171,000 and $22,838,000 at June 30, 2023 and December 31, 2022, respectively.
The unpaid principal balance of mortgage loans held for portfolio at June 30, 2023 and December 31, 2022 was comprised of conventional loans totaling $4,727,424,000 and $4,341,686,000, respectively, and government-guaranteed/insured loans totaling $6,279,000 and $6,803,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Advances	$385,247	$198,313
Investment securities
Trading	954	962
Available-for-sale	62,625	58,259
Held-to-maturity	413	411
Mortgage loans held for portfolio	26,171	22,838
Interest-bearing deposits	15,371	5,634
Securities purchased under agreements to resell	3,460	2,914
Federal funds sold	1,620	2,351
Total	$495,861	$291,682

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

Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities purchased under agreements to resell. These investments provide short-term liquidity and are carried at amortized cost. All investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell that were outstanding at June 30, 2023 were repaid according to their contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at June 30, 2023.
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
At June 30, 2023, the gross unrealized losses on the Bank’s available-for-sale securities were $16,819,000, all of which related to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. At June 30, 2023, the gross unrealized losses on the Bank’s held-to-maturity securities were $5,641,000, all of which related to securities that are issued and guaranteed by GSEs.
As of June 30, 2023, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE CMBS and GSE residential MBS ("RMBS") were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through June 30, 2023, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debentures that were in an unrealized loss position at June 30, 2023 would not be settled at an amount less than the Bank's amortized cost bases in the investments. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at June 30, 2023 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at June 30, 2023.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at June 30, 2023.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2023 or December 31, 2022.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At June 30, 2023 and December 31, 2022, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2023 and December 31, 2022, the Bank did not have any advances that were past due or on nonaccrual status.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is doubtful or 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At June 30, 2023 and December 31, 2022, interest payments received on nonaccrual loans and recorded as a reduction of principal totaled $4,883,000 and $4,569,000, respectively.
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
In certain circumstances, the Bank enters into loan modifications that allow borrowers who are experiencing financial difficulty to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. During the three months ended June 30, 2023, both the aggregate unpaid principal balance of loans that were modified and payment defaults on loans that had been modified within the previous 12 months were insignificant.
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at June 30, 2023 and December 31, 2022 (dollars in thousands).

	June 30, 2023
	Conventional Loans Originated Prior to 2019	Conventional Loans Originated in 2019-2023	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$5,771	$30,140	$35,911	$207	$36,118
60-89 days delinquent	2,419	5,940	8,359	20	8,379
90 days or more delinquent	5,091	9,375	14,466	82	14,548
Total past due	13,281	45,455	58,736	309	59,045
Total current loans	394,752	4,328,230	4,722,982	5,989	4,728,971
Total mortgage loans	$408,033	$4,373,685	$4,781,718	$6,298	$4,788,016

	December 31, 2022
	Conventional Loans Originated Prior to 2018	Conventional Loans Originated in 2018-2022	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$3,605	$33,213	$36,818	$175	$36,993
60-89 days delinquent	477	6,701	7,178	45	7,223
90 days or more delinquent	3,512	10,537	14,049	56	14,105
Total past due	7,594	50,451	58,045	276	58,321
Total current loans	160,632	4,174,538	4,335,170	6,549	4,341,719
Total mortgage loans	$168,226	$4,224,989	$4,393,215	$6,825	$4,400,040
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at June 30, 2023 and December 31, 2022 (dollars in thousands).

	June 30, 2023			December 31, 2022
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$4,258	$—	$4,258	$5,030	$—	$5,030
Serious delinquency rate (2)	0.3%	1.3%	0.3%	0.3%	0.8%	0.3%
Past due 90 days or more and still accruing interest (3)	$—	$82	$82	$—	$56	$56
Nonaccrual loans (4)	$21,065	$—	$21,065	$19,420	$—	$19,420
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at June 30, 2023.

At June 30, 2023 and December 31, 2022, the Bank’s other assets included $833,000 and $429,000 of real estate owned.
The Bank individually reviews each seriously delinquent mortgage loan for credit losses. At June 30, 2023 and December 31, 2022, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at June 30, 2023 was $7,471,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance, beginning of period	$5,245	$3,802	$4,865	$3,124
Provision (reversal) for credit losses	2,226	(711)	2,606	(33)
Balance, end of period	$7,471	$3,091	$7,471	$3,091

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.340 trillion and $1.182 trillion at June 30, 2023 and December 31, 2022, respectively. The Bank was the primary obligor on $165.4 billion and $109.1 billion (at par value), respectively, of these consolidated obligations.
 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2023 and December 31, 2022 (in thousands, at par value).

	June 30, 2023	December 31, 2022
Variable-rate SOFR-indexed	$51,735,500	$15,054,500
Fixed-rate	63,641,595	38,510,775
Step-up	8,250,750	8,861,750
Step-down	15,000	15,000
Total par value	$123,642,845	$62,442,025

At June 30, 2023 and December 31, 2022, 96 percent and 93 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2023 and December 31, 2022, by contractual maturity (dollars in thousands):

	June 30, 2023		December 31, 2022
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$83,113,760	4.90%	$26,138,655	3.99%
Due after one year through two years	15,737,495	3.29	10,310,105	2.04
Due after two years through three years	9,707,000	1.78	5,795,470	2.19
Due after three years through four years	7,861,510	1.71	9,494,685	1.03
Due after four years through five years	3,019,690	3.64	5,772,740	2.16
Due after five years	4,203,390	1.90	4,930,370	1.80
Total par value	123,642,845	4.11%	62,442,025	2.71%

Premiums	16,858		17,563
Discounts	(2,014)		(2,451)
Debt issuance costs	(2,702)		(2,319)
Hedging adjustments	(2,331,581)		(2,508,360)
Total	$121,323,406		$59,946,458

At June 30, 2023 and December 31, 2022, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2023	December 31, 2022
Non-callable bonds	$68,323,720	$26,010,480
Callable bonds	55,319,125	36,431,545
Total par value	$123,642,845	$62,442,025

The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2023 and December 31, 2022, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2023	December 31, 2022
Due in one year or less	$117,542,190	$56,752,700
Due after one year through two years	2,418,465	2,669,560
Due after two years through three years	1,531,000	593,970
Due after three years through four years	1,242,610	1,232,685
Due after four years through five years	553,190	820,740
Due after five years	355,390	372,370
Total par value	$123,642,845	$62,442,025

     Discount Notes. At June 30, 2023 and December 31, 2022, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

June 30, 2023	$41,309,102	$41,715,104	4.86%

December 31, 2022	$46,270,265	$46,634,885	3.96%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$76,794	$60,133
AHP assessment	46,070	11,857
Grants funded, net of recaptured amounts	(14,733)	(12,851)
Balance, end of period	$108,131	$59,139

Note 12—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of June 30, 2023 or December 31, 2022.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of June 30, 2023 and December 31, 2022 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
June 30, 2023

Assets

Derivatives
Bilateral derivatives	$829,135	$(774,897)	$54,238	$(387)	(2)	$53,851
Cleared derivatives	8,976	(8,553)	423	—		423
Total derivatives	838,111	(783,450)	54,661	(387)		54,274
Securities purchased under agreements to resell	24,650,000	—	24,650,000	(24,650,000)		—
Total assets	$25,488,111	$(783,450)	$24,704,661	$(24,650,387)		$54,274

Liabilities

Derivatives
Bilateral derivatives	$2,296,674	$(2,294,811)	$1,863	$—	(2)	$1,863
Cleared derivatives	17,647	(8,126)	9,521	(9,521)	(3)	—
Total liabilities	$2,314,321	$(2,302,937)	$11,384	$(9,521)		$1,863

December 31, 2022

Assets

Derivatives
Bilateral derivatives	$538,743	$(528,258)	$10,485	$(30)	(2)	$10,455
Cleared derivatives	33,080	(16,676)	16,404	—		16,404
Total derivatives	571,823	(544,934)	26,889	(30)		26,859
Securities purchased under agreements to resell	12,200,000	—	12,200,000	(12,200,000)		—
Total assets	$12,771,823	$(544,934)	$12,226,889	$(12,200,030)		$26,859

Liabilities

Derivatives
Bilateral derivatives	$2,477,561	$(2,471,480)	$6,081	$—		$6,081
Cleared derivatives	17,206	(16,385)	821	(821)	(3)	—
Total liabilities	$2,494,767	$(2,487,865)	$6,902	$(821)		$6,081
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Includes collateral pledged by member counterparties and securities received or pledged as a result of the initial margin requirements imposed upon the Bank and its bilateral counterparties. The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank's or the counterparties' uncleared exposure. At June 30, 2023, the Bank had pledged excess non-cash collateral with a fair value of $62,971,000 and the Bank had received excess non-cash collateral with a fair value of $43,580,000 from its bilateral counterparties.
(3)Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $972,975,000 and $433,935,000 at June 30, 2023 and December 31, 2022, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
All of the Bank's available-for-sale securities are fixed-rate agency and U.S. government-guaranteed debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, substantially all of which are designated as fair value hedges. For the fair value hedges that were entered into during 2022 and the six months ended June 30, 2023, the Bank measures the change in the fair value of the available-for-sale securities on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.
The Bank's trading securities include fixed-rate U.S. Treasury Notes and U.S. Treasury Bills and, at times, variable rate U.S. Treasury Notes. To convert some of its U.S. Treasury Bills and fixed-rate U.S. Treasury Notes to a short-term floating rate, the Bank has entered into fixed-for-floating interest rate exchange agreements that are indexed to either the overnight index swap ("OIS") rate or SOFR. These derivatives are treated as economic hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at June 30, 2023 and December 31, 2022 (in thousands).

	June 30, 2023			December 31, 2022
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$52,789,108	$141,231	$7,766	$19,404,622	$133,486	$17,583
Available-for-sale securities (1)	16,814,643	188,509	12,039	15,846,428	166,294	4,161
Consolidated obligation bonds (1)	67,752,985	126,136	2,290,034	43,766,005	4,681	2,457,104
Consolidated obligation discount notes (2)	1,066,000	121	965	1,066,000	1,733	—
Total derivatives designated as hedging instruments	138,422,736	455,997	2,310,804	80,083,055	306,194	2,478,848
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	2,108,500	120	169	2,000,000	61	—
Available-for-sale securities	3,006	1	—	3,025	4	—
Mortgage loans held for portfolio	670,395	2,914	973	588,000	3,471	79
Consolidated obligation bonds	1,006,445	5,594	1,067	372,445	60	865
Consolidated obligation discount notes	2,844,000	171	15	3,402,000	71	188
Trading securities	1,000,000	13	—	—	—	—
Counterparty exposure	15,300,000	365,626	1,115	16,300,000	257,313	13,201
Intermediary transactions	18,558	165	148	78,558	177	888
Other	400,000	91	30	425,000	—	663
Interest rate swaptions
Available-for-sale securities	1,150,000	3,358	—	1,150,000	4,456	—
Mortgage loans held for portfolio	550,000	4,055	—	—	—	—
Mortgage delivery commitments	26,044	6	—	8,473	—	19
Interest rate caps
Intermediary transactions	—	—	—	40,000	16	16
Total derivatives not designated as hedging instruments	25,076,948	382,114	3,517	24,367,501	265,629	15,919
Total derivatives before collateral and netting adjustments	$163,499,684	838,111	2,314,321	$104,450,556	571,823	2,494,767

Cash collateral and related accrued interest		54,233	(1,465,679)		9,861	(1,933,359)
Cash received or remitted in excess of variation margin requirements		—	425		(291)	(2)
Netting adjustments		(837,683)	(837,683)		(554,504)	(554,504)
Total collateral and netting adjustments (3)		(783,450)	(2,302,937)		(544,934)	(2,487,865)
Net derivative balances reported in statements of condition		$54,661	$11,384		$26,889	$6,902
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three and six months ended June 30, 2023 and 2022 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended June 30, 2023

Total amount of the financial statement line item	$1,731,345	$245,361	$(1,491,843)	$(684,811)	$136,697

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$763,258	$433,594	$(610,842)	$—	$—
Hedged items	(604,809)	(325,132)	330,285	—	—
Net gains (losses) on fair value hedging relationships	$158,449	$108,462	$(280,557)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$7,636	$(7,636)
Recognized in OCI	—	—	—	—	27,695
Net gains on cash flow hedging relationships	$—	$—	$—	$7,636	$20,059

Three Months Ended June 30, 2022

Total amount of the financial statement line item	$105,264	$65,432	$(82,613)	$(41,567)	$1,559

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$154,397	$243,854	$(392,622)	$—	$—
Hedged items	(175,000)	(281,219)	423,455	—	—
Net gains (losses) on fair value hedging relationships	$(20,603)	$(37,365)	$30,833	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(3,545)	$3,545
Recognized in OCI	—	—	—	—	25,656
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(3,545)	$29,201

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Six Months Ended June 30, 2023

Total amount of the financial statement line item	$2,871,532	$447,113	$(2,318,046)	$(1,256,041)	$36,693

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$622,001	$221,000	$(379,921)	$—	$—
Hedged items	(382,311)	(38,554)	(136,985)	—	—
Net gains (losses) on fair value hedging relationships	$239,690	$182,446	$(516,906)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$12,734	$(12,734)
Recognized in OCI	—	—	—	—	14,762
Net gains on cash flow hedging relationships	$—	$—	$—	$12,734	$2,028

Six Months Ended June 30, 2022

Total amount of the financial statement line item	$141,202	$122,464	$(106,568)	$(51,770)	$(6,054)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$375,907	$855,155	$(1,345,823)	$—	$—
Hedged items	(419,322)	(941,923)	1,433,315	—	—
Net gains (losses) on fair value hedging relationships	$(43,415)	$(86,768)	$87,492	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(8,842)	$8,842
Recognized in OCI	—	—	—	—	81,509
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(8,842)	$90,351

For the three and six months ended June 30, 2023 and 2022, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At June 30, 2023, $35,582,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 6.6 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of June 30, 2023 and December 31, 2022 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
June 30, 2023
Advances	$55,602,030	$(853,162)	$(39,758)	$(892,920)
Available-for-sale securities	16,224,494	(960,174)	(17,049)	(977,223)
Consolidated obligation bonds	(65,711,365)	2,321,228	10,353	2,331,581

December 31, 2022
Advances	$18,917,426	$(514,280)	$3,671	$(510,609)
Available-for-sale securities	14,999,406	(940,566)	(9,978)	(950,544)
Consolidated obligation bonds	(41,373,828)	2,508,704	(344)	2,508,360
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	Other Income (Loss) for the		Other Income (Loss) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Interest rate swaps	$4,118	$6,416	$11,150	$(16,313)
Net interest income (expense) on interest rate swaps	1,907	1,141	(2,536)	2,797
Interest rate swaptions	(3,167)	(13,735)	(1,976)	(31)
Mortgage delivery commitments	2,563	1,897	2,050	(784)
Total net gains (losses) related to derivatives not designated as hedging instruments	5,421	(4,281)	8,688	(14,331)
Price alignment amount on variation margin for daily settled derivative contracts(1)	2,733	56	5,110	59
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$8,154	$(4,225)	$13,798	$(14,272)
_____________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. Approximately 49 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of June 30, 2023, the notional balance of cleared transactions outstanding totaled $79.8 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions. As of June 30, 2023, the notional balance of outstanding transactions (including mortgage delivery commitments) with non-member bilateral counterparties and member counterparties totaled $83.7 billion and $0.04 billion, respectively. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 14—Capital
At all times during the six months ended June 30, 2023, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,481,445	$8,364,181	$1,034,303	$5,826,004
Total capital	$6,959,342	$8,364,181	$4,573,942	$5,826,004
Total capital-to-assets ratio	4.00%	4.81%	4.00%	5.09%
Leverage capital	$8,699,178	$12,546,271	$5,717,428	$8,739,006
Leverage capital-to-assets ratio	5.00%	7.21%	5.00%	7.64%
The Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the month ends during the six months ended June 30, 2023 and 2022.
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the six months ended June 30, 2023, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2023 and June 28, 2023, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2023 and June 28, 2023, the Bank repurchased surplus stock totaling $203,286,000 and $636,028,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 27, 2023 and June 28, 2023, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $319,000 and $658,000, respectively.

Note 15—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and limited life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$5	$9	$10	$18
Interest cost	3	4	6	8
Amortization of prior service cost	5	5	10	10
Amortization of net actuarial gain	(24)	(19)	(48)	(38)
Net periodic benefit credit	$(11)	$(1)	$(22)	$(2)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the six months ended June 30, 2023 and 2022, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2023 and December 31, 2022. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, mortgage loans held for portfolio and, prior to May 2023, non-agency RMBS), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of June 30, 2023 and December 31, 2022, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2023 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.

FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment(2)
Assets:
Cash and due from banks	$30,827	$30,827	$30,827	$—	$—	$—
Interest-bearing deposits	5,553,231	5,553,231	—	5,553,231	—	—
Securities purchased under agreements to resell	24,650,000	24,650,000	—	24,650,000	—	—
Federal funds sold	11,484,000	11,484,000	—	11,484,000	—	—
Trading securities (1)	1,187,280	1,187,280	—	1,187,280	—	—
Available-for-sale securities (1)	16,362,821	16,362,821	—	16,362,821	—	—
Held-to-maturity securities	270,589	265,098	—	265,098	—	—
Advances	109,031,770	109,055,509	—	109,055,509	—	—
Mortgage loans held for portfolio, net	4,780,545	4,269,994	—	4,269,994	—	—
Accrued interest receivable	495,861	495,861	—	495,861	—	—
Derivative assets (1)	54,661	54,661	—	838,111	—	(783,450)
Other assets held at fair value (1)	17,159	17,159	17,159	—	—	—

Liabilities:
Deposits	1,525,484	1,525,471	—	1,525,471	—	—
Consolidated obligations
Discount notes	41,309,102	41,273,519	—	41,273,519	—	—
Bonds	121,323,406	120,618,943	—	120,618,943	—	—
Mandatorily redeemable capital stock	8,452	8,452	8,452	—	—	—
Accrued interest payable	843,800	843,800	—	843,800	—	—
Derivative liabilities (1)	11,384	11,384	—	2,314,321	—	(2,302,937)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of June 30, 2023.
(2)Amounts represent the effect of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions (inclusive of variation margin for daily settled contracts) as well as any cash collateral held or placed with those same counterparties.

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

Note 17—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At June 30, 2023, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $1.175 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At June 30, 2023 and December 31, 2022, the Bank had commitments to make additional advances totaling approximately $2,977,000 and $11,136,000, respectively. In addition, outstanding standby letters of credit totaled $25,705,547,000 and $21,483,119,000 at June 30, 2023 and December 31, 2022, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At June 30, 2023 and December 31, 2022, the Bank had outstanding standby bond purchase agreements totaling $814,089,000 and $854,470,000, respectively. At June 30, 2023, standby bond purchase agreements totaling $42,551,000, $210,658,000, $229,416,000, $150,682,000 and $180,782,000 expire in 2024, 2025, 2026, 2027 and 2028, respectively. The Bank was not required to purchase any bonds under these agreements during the six months ended June 30, 2023 or the year ended December 31, 2022.
At June 30, 2023 and December 31, 2022, the Bank had commitments to purchase conventional mortgage loans totaling $26,044,000 and $8,473,000, respectively, from certain of its members that participate in the MPF program.
At June 30, 2023 and December 31, 2022, the Bank had commitments to issue $1,160,000,000 and $375,000,000 (par values), respectively, of consolidated obligation bonds, all of which were swapped to SOFR. In addition, as of December 31, 2022, the Bank had commitments to issue $32,290,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes as of June 30, 2023.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of June 30, 2023 and December 31, 2022, the Bank had pledged cash collateral of $1,513,416,000 and $1,936,496,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of June 30, 2023 and December 31, 2022, the Bank had pledged securities with carrying values (and fair values) of $1,045,467,000 and $434,756,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. None of the pledged securities are netted against derivative assets and liabilities in the statements of condition.
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

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the six months ended June 30, 2023. During the six months ended June 30, 2022, interest income on loans to other FHLBanks totaled $85,556. The following table summarizes the Bank's loans to other FHLBanks during the six months ended June 30, 2022 (in thousands).

Six Months Ended June 30, 2022
Balance at January 1,	$—
Loans made to:
FHLBank of San Francisco	1,000,000
FHLBank of Atlanta	750,000
Collections from:
FHLBank of San Francisco	(1,000,000)
FHLBank of Atlanta	(750,000)
Balance at June 30,	$—
During the six months ended June 30, 2023 and 2022, interest expense on borrowings from other FHLBanks totaled $518,000 and $259, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2023 and 2022 (in thousands).

	Six Months Ended June 30,
	2023	2022
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	300,000	—
FHLBank of Indianapolis	10,000	20,000
FHLBank of Boston	1,000,000	—
Repayments to:
FHLBank of San Francisco	(300,000)	—
FHLBank of Indianapolis	(10,000)	(20,000)
FHLBank of Boston	(1,000,000)	—
Balance at June 30, 2023	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1,000,000,000 from the FHLBank of Topeka. The bond matured and was repaid during the three months ended June 30, 2023. The Bank did not assume any debt from other FHLBanks during the three months ended June 30, 2023 or the six months ended June 30, 2022.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended June 30, 2023
Balance at April 1, 2023	$25,028	$59,634	$(3,358)	$1,218	$82,522
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(7,636)	—	—	(7,636)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	113,299	—	—	—	113,299
Unrealized gains on cash flow hedges	—	27,695	—	—	27,695
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	—	3,338	—	3,338
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	20	—	20
Total other comprehensive income (loss)	113,299	20,059	3,358	(19)	136,697
Balance at June 30, 2023	$138,327	$79,693	$—	$1,199	$219,219

Three Months Ended June 30, 2022
Balance at April 1, 2022	$171,918	$6,311	$(4,092)	$1,020	$175,157
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	3,545	—	—	3,545
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(14)	(14)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(27,967)	—	—	—	(27,967)
Unrealized gains on cash flow hedges	—	25,656	—	—	25,656
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	339	—	339
Total other comprehensive income (loss)	(27,967)	29,201	339	(14)	1,559
Balance at June 30, 2022	$143,951	$35,512	$(3,753)	$1,006	$176,716
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Six Months Ended June 30, 2023
Balance at January 1, 2023	$107,052	$77,665	$(3,428)	$1,237	$182,526
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(12,734)	—	—	(12,734)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(38)	(38)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	31,275	—	—	—	31,275
Unrealized gains on cash flow hedges	—	14,762	—	—	14,762
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	—	3,338	—	3,338
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	90	—	90
Total other comprehensive income (loss)	31,275	2,028	3,428	(38)	36,693
Balance at June 30, 2023	$138,327	$79,693	$—	$1,199	$219,219

Six Months Ended June 30, 2022
Balance at January 1, 2022	$241,060	$(54,839)	$(4,485)	$1,034	$182,770
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	8,842	—	—	8,842
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(28)	(28)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(97,109)	—	—	—	(97,109)
Unrealized gains on cash flow hedges	—	81,509	—	—	81,509
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	732	—	732
Total other comprehensive income (loss)	(97,109)	90,351	732	(28)	(6,054)
Balance at June 30, 2022	$143,951	$35,512	$(3,753)	$1,006	$176,716
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, the rate of inflation, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, changes in the financial health of the Bank’s members or non-member borrowers and the effects from the Russia/Ukraine conflict. Among other things, political or other events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2023 (the “2022 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of June 30, 2023, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
Beginning with the quarterly dividends that were paid in the second quarter of 2023, the Bank's target range for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average overnight SOFR rate for the immediately preceding quarter plus 0 - 0.5 percent and the target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average overnight SOFR rate for the preceding quarter plus 1.0 - 1.5 percent. While the Bank has had a long-standing practice of paying quarterly dividends, future dividend payments cannot be assured. As further discussed on page 54 of this report, dividends paid in the first quarter of 2023 were indexed to average one-month LIBOR.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2023 and December 31, 2022.

MEMBERSHIP SUMMARY
	June 30, 2023	December 31, 2022
Commercial banks	535	537
Credit unions	130	126
Insurance companies	61	59
Savings institutions	52	52
Community Development Financial Institutions	7	7
Total members	785	781
Housing associates	8	8
Non-member borrowers	2	3
Total	795	792
Community Financial Institutions (“CFIs”) (1)	497	500
_____________________________
(1)The figures shown reflect the number of institutions that were Community Financial Institutions as of June 30, 2023 and December 31, 2022 based upon the definitions of Community Financial Institutions that applied as of those dates.
For 2023, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2022, 2021 and 2020 of less than $1.417 billion. For 2022, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2021, 2020 and 2019 of less than $1.323 billion.
Financial Market Conditions
During the first six months of 2023, economic growth in the United States remained modest, but was negatively impacted by the higher level of interest rates and concerns about inflation and the possibility of a near-term recession. In addition, in March 2023, several U.S. banks experienced significant deposit outflows and financial difficulties, creating stress for the banking industry and the financial markets. The extent to which these concerns affect the Bank's business will depend on many factors that remain uncertain and difficult to predict including, but not limited to, any additional actions that are taken by the Federal Reserve to combat inflation and/or to provide support to depository institutions.
The gross domestic product increased at an annual rate of 2.4 percent during the second quarter of 2023 according to the advance estimate reported by the Bureau of Economic Analysis, after increasing at an annual rate of 2.0 percent during the first quarter of 2023 and increasing at an annual rate of 2.1 percent during the year ended December 31, 2022. According to the Bureau of Labor Statistics, the U.S. unemployment rate increased to 3.6 percent at June 30, 2023 from 3.5 percent at both March 31, 2023 and December 31, 2022. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index increased 3.0 percent for the 12 months ended June 30, 2023, compared to increases of 5.0 percent for the 12 months ended March 31, 2023 and 6.5 percent for the 12 months ended December 31, 2022, reflecting a continued decrease in the level of inflation.
In an effort to combat inflation, the Federal Open Market Committee ("FOMC") increased over the course of 2022 its target for the federal funds rate from a range between 0 percent and 0.25 percent to a range between 4.25 percent and 4.50 percent. At its scheduled meetings held on January 31/February 1, 2023, March 21/22, 2023, May 2/3, 2023 and July 25/26, the FOMC further increased the target for the federal funds rate in 0.25 percent increments to a current range between 5.25 percent and 5.50 percent. At its July 25/26, 2023 meeting, the FOMC noted that it will continue to assess additional information and its implications for monetary policy. In determining the extent to which additional policy firming may be appropriate to return inflation to 2 percent over time, the FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.
The FOMC began reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities ("MBS") on June 1, 2022. Beginning on that date, principal payments from its holdings of Treasury securities and agency debt and agency MBS are reinvested to the extent that they exceed monthly caps. For Treasury securities, the cap was initially set at $30 billion per month and after three months it was increased to $60 billion per month. For agency debt and agency MBS, the cap was initially set at $17.5 billion per month and after three months it was increased to $35 billion per month. At its July 25/26, 2023 meeting, the FOMC stated that these reductions would continue.

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
The following table presents information on various market interest rates at June 30, 2023 and December 31, 2022 and various average market interest rates for the three and six-month periods ended June 30, 2023 and 2022.

	Ending Rate		Average Rate		Average Rate
	June 30, 2023	December 31, 2022	Second Quarter 2023	Second Quarter 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Federal Funds Target (1)	5.25%	4.50%	5.17%	0.96%	4.93%	0.63%
Average Effective Federal Funds Rate (2)	5.08%	4.33%	4.99%	0.77%	4.75%	0.45%
SOFR (3)	5.09%	4.30%	4.97%	0.71%	4.73%	0.40%
1-month LIBOR (3)	5.22%	4.39%	5.10%	1.02%	4.85%	0.61%
3-month LIBOR (3)	5.55%	4.77%	5.40%	1.53%	5.15%	1.02%
2-year LIBOR (3)	5.10%	4.71%	4.52%	3.03%	4.58%	2.35%
5-year LIBOR (3)	4.22%	4.02%	3.77%	3.00%	3.82%	2.47%
10-year LIBOR (3)	3.86%	3.84%	3.61%	2.99%	3.62%	2.51%
3-month U.S. Treasury (3)	5.43%	4.42%	5.27%	1.10%	5.03%	0.71%
2-year U.S. Treasury (3)	4.87%	4.41%	4.26%	2.72%	4.30%	2.10%
5-year U.S. Treasury (3)	4.13%	3.99%	3.69%	2.95%	3.75%	2.40%
10-year U.S. Treasury (3)	3.81%	3.88%	3.60%	2.93%	3.62%	2.45%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg
Year-to-Date 2023 Summary
•The Bank ended the second quarter of 2023 with total assets of $174.0 billion compared with $114.3 billion at the end of 2022. The $59.7 billion increase in total assets for the six months ended June 30, 2023 was attributable primarily to increases in the Bank's advances ($40.1 billion), short-term liquidity holdings ($17.7 billion), long-term investments ($1.2 billion) and mortgage loans held for portfolio ($0.4 billion).
•Total advances increased from $68.9 billion at December 31, 2022 to $109.0 billion at June 30, 2023. For the six months ended June 30, 2023, the Bank's average advances were $112.8 billion.
•Mortgage loans held for portfolio increased from $4.4 billion at December 31, 2022 to $4.8 billion at June 30, 2023.
•The Bank’s net income for the three and six months ended June 30, 2023 was $239.6 million and $414.3 million, respectively, as compared to $65.6 million and $106.7 million, respectively, during the corresponding periods in 2022. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 58 of this report.
•At all times during the first six months of 2023, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $2.140 billion at June 30, 2023 from $1.834 billion at December 31, 2022. Retained earnings was 1.2 percent and 1.6 percent of total assets at June 30, 2023 and December 31, 2022, respectively.
•During the first six months of 2023, the Bank paid dividends totaling $109.1 million. The Bank’s first quarter 2023 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 3.89 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2022) and 4.89 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2022 plus 1.0 percent), respectively. The Bank’s second quarter 2023 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.60 percent (a rate equal to average overnight SOFR for the first quarter of 2023 plus 0.1 percent) and 5.60 percent (a rate equal to average overnight SOFR for the first quarter of 2023 plus 1.1 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2023		2022
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$109,031,770	$124,833,636	$68,921,869	$44,238,384	$36,375,762
Investments (1)	59,507,921	51,166,492	40,613,512	40,729,299	37,053,619
Mortgage loans held for portfolio	4,788,016	4,569,900	4,400,040	4,243,443	3,988,963
Allowance for credit losses on mortgage loans	7,471	5,245	4,865	3,221	3,091
Total assets	173,983,556	181,176,357	114,348,556	89,550,832	77,714,724
Consolidated obligations — discount notes	41,309,102	62,209,960	46,270,265	29,590,696	29,622,896
Consolidated obligations — bonds	121,323,406	106,947,356	59,946,458	51,838,498	40,944,088
Total consolidated obligations(2)	162,632,508	169,157,316	106,216,723	81,429,194	70,566,984
Mandatorily redeemable capital stock(3)	8,452	7,198	7,453	12,895	13,698
Capital stock — putable	6,216,036	6,390,682	3,984,105	3,012,726	2,798,381
Unrestricted retained earnings	1,726,619	1,600,738	1,504,236	1,434,099	1,368,930
Restricted retained earnings	413,074	365,144	330,210	307,029	288,095
Total retained earnings	2,139,693	1,965,882	1,834,446	1,741,128	1,657,025
Accumulated other comprehensive income	219,219	82,522	182,526	247,565	176,716
Total capital	8,574,948	8,439,086	6,001,077	5,001,419	4,632,122
Dividends paid(3)	65,837	43,231	22,587	10,568	4,368
Income statement (for the quarter)
Net interest income after provision (reversal) for mortgage loan losses(4)	$285,545	$196,124	$151,292	$136,097	$102,098
Other income (loss)	13,696	37,609	7,194	(6,097)	(5,712)
Other expense	32,945	39,644	29,695	24,804	23,547
AHP assessment	26,648	19,422	12,886	10,525	7,288
Net income	239,648	174,667	115,905	94,671	65,551
Performance ratios
Net interest margin(4)(5)	0.61%	0.59%	0.61%	0.72%	0.59%
Net interest spread (4)(6)	0.31	0.27	0.29	0.52	0.51
Return on average assets	0.51	0.53	0.46	0.49	0.38
Return on average equity	10.80	9.96	8.05	7.85	5.91
Return on average capital stock (7)	14.23	14.25	12.33	12.86	10.04
Total average equity to average assets	4.76	5.29	5.66	6.30	6.51
Regulatory capital ratio(8)	4.81	4.62	5.09	5.32	5.75
Dividend payout ratio (3)(9)	27.47	24.75	19.49	11.16	6.66

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.340 trillion, $1.478 trillion $1.182 trillion, $1.032 trillion and $0.882 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $165 billion, $172 billion, $109 billion, $84 billion and $72 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $86 thousand, $134 thousand, $100 thousand, $58 thousand and $6 thousand for the quarters ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by ($12.5 million), ($22.7 million), ($22.6 million), $3.1 million and $1.4 million for the quarters ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 58 of this report.
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

Legislative and Regulatory Developments
Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans
On April 26, 2023, the Finance Agency published a proposed rule that, if adopted, would specify requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws referenced in the proposed rule are the Fair Housing Act, the Equal Credit Opportunity Act, and the regulations that implement those acts. Further, the proposed rule would outline the Finance Agency's enforcement authority. The proposed rule was open for public comment through June 26, 2023. The Bank is currently evaluating the potential impact that the proposed rule could have on its business and operations.

Financial Condition
The following table provides selected period-end balances as of June 30, 2023 and December 31, 2022, as well as selected average balances for the six-month period ended June 30, 2023 and the year ended December 31, 2022. As shown in the table, the Bank’s total assets increased by 52.2 percent between December 31, 2022 and June 30, 2023, due primarily to increases in the Bank's advances and short-term liquidity holdings. The increase in the Bank's total assets was funded by a significant amount of new borrowings (primarily SOFR-indexed bonds) and, to a lesser extent, by issuances of capital stock. Total consolidated obligations increased by $56.4 billion during the six months ended June 30, 2023 as consolidated obligation bonds increased by $61.4 billion and consolidated obligation discount notes decreased by $5.0 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2023
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2022
Advances	$109,032	$40,110	58.2%	$68,922
Short-term liquidity holdings
Interest-bearing deposits	5,553	2,533	83.9%	3,020
Securities purchased under agreements to resell	24,650	12,450	102.0%	12,200
Federal funds sold	11,484	1,700	17.4%	9,784
Trading securities
U.S. Treasury Bills	999	999	*	—
U.S. Treasury Notes	90	1	1.1%	89
Total short-term liquidity holdings	42,776	17,683	70.5%	25,093
Long-term investments
Trading securities (U.S. Treasury Note)	99	—	—%	99
Available-for-sale securities	16,363	1,257	8.3%	15,106
Held-to-maturity securities	271	(44)	(14.0)%	315
Total long-term investments	16,733	1,213	7.8%	15,520

Mortgage loans held for portfolio, net	4,781	386	8.8%	4,395
Total assets	173,984	59,635	52.2%	114,349

Consolidated obligations
Consolidated obligations — bonds	121,323	61,377	102.4%	59,946
Consolidated obligations — discount notes	41,309	(4,961)	(10.7)%	46,270
Total consolidated obligations	162,632	56,416	53.1%	106,216

Mandatorily redeemable capital stock	8	1	14.3%	7
Capital stock	6,216	2,232	56.0%	3,984
Retained earnings	2,140	306	16.7%	1,834

Average total assets	160,924	84,092	109.4%	76,832
Average capital stock	5,868	2,990	103.9%	2,878
Average mandatorily redeemable capital stock	8	(4)	(33.3)%	12

*The percentage increase is not meaningful.

Advances
The Bank's advances balances (at par value) increased by $40.5 billion (58 percent) during the first six months of 2023. Demand for the Bank's advances was extraordinary during the first quarter of 2023, particularly during the five-day period from March 13, 2023 through March 17, 2023 in response to the turmoil in the banking industry and financial markets that was sparked by the financial difficulties experienced by some out-of-district depository institutions. The increase in the Bank's advances during this period was driven largely by demand from savings institutions and commercial banks as they sought to increase their liquidity levels. At March 31, 2023, advances outstanding (at par value) totaled $125.1 billion. Advances balances remained elevated during the second quarter of 2023, but member demand moderated as market liquidity began to normalize, resulting in a modest decrease in advances toward the end of the quarter. The largest increases in advances during the first six months of 2023 were to Charles Schwab Bank, SSB ($25.0 billion), Comerica Bank ($10.4 billion), Charles Schwab Premier Bank, SSB ($3.6 billion) and USAA Federal Savings Bank ($2.5 billion), the Bank's four largest borrowers at June 30, 2023.
The following table presents advances outstanding, by type of institution, as of June 30, 2023 and December 31, 2022.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Savings institutions	$51,835	47%	$20,105	29%
Commercial banks	42,467	39	33,026	48
Insurance companies	8,391	8	7,882	11
Credit unions	7,044	6	8,273	12
Community Development Financial Institutions	24	—	24	—
Total member advances	109,761	100	69,310	100
Housing associates	146	—	106	—
Non-member borrowers	21	—	21	—
Total par value of advances	$109,928	100%	$69,437	100%
Total par value of advances outstanding to CFIs (1)	$6,569	6%	$6,370	9%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of June 30, 2023 and December 31, 2022 based upon the definitions of CFIs that applied as of those dates.
At June 30, 2023, advances outstanding to the Bank’s five largest borrowers totaled $64.5 billion, representing 58.7 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2022 totaled $23.5 billion, representing 33.9 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2023.
FIVE LARGEST BORROWERS AS OF JUNE 30, 2023
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Charles Schwab Bank, SSB*	$35,000	31.8%
Comerica Bank	13,550	12.3
Charles Schwab Premier Bank, SSB*	6,000	5.5
USAA Federal Savings Bank	6,000	5.5
American General Life Insurance Company	3,954	3.6
	$64,504	58.7%
*Charles Schwab Bank, SSB and Charles Schwab Premier Bank, SSB are affiliated institutions

At June 30, 2023, advances outstanding to Charles Schwab Bank, SSB and Charles Schwab Premier Bank, SSB totaled $41.0 billion, representing 37.3 percent of the Bank's total outstanding advances as of that date. In aggregate, advances outstanding to these two member institutions increased by $28.6 billion during the first half of 2023, which comprised 70.6 percent of the total increase in the Bank's advances (at par value) during the period. During the first half of 2023, the increase in advances outstanding to Comerica Bank comprised 25.6 percent of the total increase in the Bank's advances (at par value) during the period.
The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2023 and December 31, 2022.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	June 30, 2023		December 31, 2022
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$95,987	87.3%	$53,056	76.4%
Adjustable/variable-rate indexed	12,940	11.8	15,480	22.3
Amortizing	1,001	0.9	901	1.3
Total par value	$109,928	100.0%	$69,437	100.0%
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

Short-Term Liquidity Holdings
At June 30, 2023, the Bank’s short-term liquidity holdings were comprised of $24.7 billion of overnight reverse repurchase agreements (of which $21.5 billion was transacted with the Federal Reserve Bank of New York), $11.5 billion of overnight federal funds sold, $5.6 billion of overnight interest-bearing deposits, $1.0 billion of U.S. Treasury Bills and a $0.1 billion U.S. Treasury Note. At December 31, 2022, the Bank’s short-term liquidity holdings were comprised of a $12.2 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $9.8 billion of overnight federal funds sold, $3.0 billion of overnight interest-bearing deposits and a $0.1 billion U.S. Treasury Note. All of the Bank's federal funds sold during the six months ended June 30, 2023 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies.
As of June 30, 2023, the Bank’s overnight federal funds sold consisted of $4.9 billion sold to counterparties rated double-A and $6.6 billion sold to counterparties rated single-A. At that same date, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance maturities and prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2022 10-K. For the six months ended June 30, 2023, the Bank's core mission asset ("CMA") ratio was 77.2 percent. In comparison, the Bank's CMA ratio was 73.0 percent for the year ended December 31, 2022. The increase in the Bank's CMA ratio was due to the significant increase in its advances balance during the six months ended June 30, 2023.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at June 30, 2023 and December 31, 2022 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
June 30, 2023	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$1	$274	$99	$374	$1
GSE obligations	—	3,141	—	3,141	—
Total debentures	1	3,415	99	3,515	1

MBS portfolio
GSE residential MBS	270	—	—	270	264
GSE commercial MBS	—	12,948	—	12,948	—
Total MBS	270	12,948	—	13,218	264
Total long-term investments	$271	$16,363	$99	$16,733	$265

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2022	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$1	$277	$99	$377	$1
GSE obligations	—	3,169	—	3,169	—
Total debentures	1	3,446	99	3,546	1

MBS portfolio
GSE residential MBS	288	—	—	288	283
GSE commercial MBS	—	11,660	—	11,660	—
Non-agency residential MBS	26	—	—	26	30
Total MBS	314	11,660	—	11,974	313
Total long-term investments	$315	$15,106	$99	$15,520	$314

During the three and six months ended June 30, 2023, the Bank sold all of its non-agency residential MBS ("RMBS"). Proceeds from the sale totaled $29.025 million, resulting in a net realized gain of $1.1 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The Bank did not sell any long-term investments during the six months ended June 30, 2022.
During the six months ended June 30, 2023, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $20 million and $294 million, respectively. During the six months ended June 30, 2022, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $147 million and $1.724 billion, respectively.
During the three and six months ended June 30, 2023, two and seven GSE commercial MBS ("CMBS") with an aggregate par value of $83.5 million and $224.1 million, respectively, were prepaid. No yield maintenance fees were received in connection with these GSE CMBS prepayments. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $4.9 million and $10.9 million for the three and six months ended June 30, 2023, respectively, and were recorded as an increase in interest income on available-for-sale securities. During the three and six months ended June 30, 2022, 10 and 20 GSE CMBS with aggregate par values of $217 million and $516 million, respectively, were prepaid. In connection with these prepayments, the Bank received yield maintenance fees totaling $4.4 million and $25.0 million, respectively. The yield maintenance fees were recorded in interest income on available-for-sale securities, net of unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities. The net amounts recorded in interest income on available-for-sale securities totaled $11.6 million and $24.4 million for the three and six months ended June 30, 2022, respectively.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $13.9 billion as of June 30, 2023, which represented 166 percent of its total regulatory capital at that date. With capacity to purchase MBS and its CMA ratio above 70 percent, the Bank acquired (based on trade date) $1.6 billion (par value) of GSE CMBS during the six months ended June 30, 2023. The Bank purchased $1.1 billion of GSE CMBS during the three months ended June 30, 2022. The Bank did not purchase any MBS during the first three months of 2022. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE CMBS if attractive opportunities are available and provided it is reasonably confident (at the time of purchase) that it can maintain its CMA ratio at or above 70 percent.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of June 30, 2023, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 15 of this report).
As of June 30, 2023, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P.
While the Bank's remaining RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($270 million par value at June 30, 2023) that do not expose it to interest rate risk if interest rates rise moderately, these securities include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2023, one-month LIBOR was 5.22 percent and the effective interest rate caps on one-month LIBOR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.95 percent to 9.15 percent. The largest concentration of embedded effective caps ($253 million) was between 6.00 percent and 6.50 percent. As of June 30, 2023, one-month LIBOR rates were 73 basis points below the lowest effective interest rate cap embedded in the CMO floaters.
Mortgage Loans Held For Portfolio
As of June 30, 2023 and December 31, 2022, mortgage loans held for portfolio (net of allowance for credit losses) were $4.8 billion and $4.4 billion, respectively, representing approximately 2.7 percent and 3.8 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its participating financial institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $4.727 billion of the $4.734 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at June 30, 2023 were conventional loans, almost all of which were acquired since 2016. The remaining $7 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
During the three and six months ended June 30, 2023, the Bank acquired mortgage loans totaling $306 million ($301 million unpaid principal balance) and $540 million ($534 million unpaid principal balance), respectively. In comparison, the Bank acquired mortgage loans totaling $405 million ($407 million unpaid principal balance) and $814 million ($818 million unpaid principal balance), respectively during the three and six months ended June 30, 2022. All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. The Bank’s mortgage loan purchases were lower in 2023 due to a slowdown in originations resulting from the significant increase in mortgage interest rates. The increase in mortgage interest rates also led to a significant reduction in mortgage prepayment activity. During the three and six months ended June 30, 2023, mortgage loan prepayments totaled $52 million and $82 million, respectively, compared to $115 million and $253 million during the three and six months ended June 30, 2022, respectively.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $615,000 and $539,000 during the three months ended June 30, 2023 and 2022, respectively, and $1,224,000 and $1,047,000 for the six months ended June 30, 2023 and 2022, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $7,471,000 and $4,865,000 at June 30, 2023 and December 31, 2022, respectively.

Consolidated Obligations and Deposits
During the six months ended June 30, 2023, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $61.2 billion and its outstanding consolidated obligation discount notes (at par value) decreased by $4.9 billion. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2023 and December 31, 2022.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	June 30, 2023		December 31, 2022
	Balance	Percentage of Total	Balance	Percentage of Total
Non-callable SOFR-indexed variable-rate	$51,736	41.9%	$15,054	24.1%
Fixed-rate
Callable	50,372	40.7	28,801	46.1
Non-callable	13,269	10.7	9,710	15.6
Step-up
Callable	4,932	4.0	7,616	12.2
Non-callable	3,319	2.7	1,246	2.0
Callable step-down	15	—	15	—
Total par value	$123,643	100.0%	$62,442	100.0%
During the first six months of 2023, the Bank issued $90.4 billion of consolidated obligation bonds and approximately $131.9 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used to fund increases in the Bank's advances and short-term liquidity holdings and to replace maturing consolidated obligation bonds and discount notes. At June 30, 2023 and December 31, 2022, discount notes comprised approximately 25 percent and 43 percent, respectively, of the Bank's total consolidated obligations. During the six months ended June 30, 2023, the Bank's bond issuance (based on trade date and par value) consisted of approximately $26.8 billion of swapped fixed-rate callable bonds

(including step-up bonds), $1.7 billion of fixed-rate, predominately short-term non-callable bonds (which were not swapped), and $62.5 billion of SOFR-indexed non-callable bonds.
The weighted average SOFR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated SOFR minus 2 basis points during the three months ended June 30, 2023, compared to SOFR plus 5 basis points during the three months ended March 31, 2023 and SOFR minus 13 basis points during the three months ended June 30, 2022. The Bank's funding needs increased significantly during the first six months of 2023, particularly during March. Because SOFR-indexed bonds are a liquid source of funding that can be readily issued in large quantities, the Bank relied more heavily on this more expensive source of funding in 2023 (particularly during the first quarter when funding needs were elevated), resulting in an increase in the Bank's SOFR-equivalent cost of debt.
Demand and term deposits were $1.5 billion and $1.3 billion at June 30, 2023 and December 31, 2022, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $6.2 billion and $4.0 billion at June 30, 2023 and December 31, 2022, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $5.9 billion and $2.9 billion for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.
Mandatorily redeemable capital stock outstanding at June 30, 2023 and December 31, 2022 was $8.5 million and $7.5 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At June 30, 2023 and December 31, 2022, the Bank’s five largest shareholders collectively held $3.013 billion and $1.004 billion, respectively, of capital stock, which represented 48.4 percent and 25.2 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2023.
FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2023
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Charles Schwab Bank, SSB	$1,699,095	27.3%
Comerica Bank	562,550	9.0
Charles Schwab Premier Bank, SSB	322,146	5.2
USAA Federal Savings Bank	255,834	4.1
American General Life Insurnace Company	173,288	2.8
	$3,012,913	48.4%

As of June 30, 2023, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

Charles Schwab Trust Bank, an affiliate of Charles Schwab Bank, SSB and Charles Schwab Premier Bank, SSB, held $5,801,000 of the Bank's capital stock as of June 30, 2023, representing less than 0.1 percent of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. In aggregate, these three affiliated institutions held $2,027,042,000 of the Bank's capital stock as of June 30, 2023, representing 32.6 percent of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.

The following table presents outstanding capital stock, by type of institution, as of June 30, 2023 and December 31, 2022.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	June 30, 2023		December 31, 2022
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$2,573	41%	$1,991	50%
Savings institutions	2,514	41	864	22
Credit unions	679	11	697	17
Insurance companies	449	7	431	11
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	6,216	100	3,984	100
Mandatorily redeemable capital stock	8	—	7	—
Total regulatory capital stock	$6,224	100%	$3,991	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. During the six months ended June 30, 2023, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below, and 0.1 percent of outstanding letters of credit that were issued or renewed on and after April 19, 2021 (the "LC Percentage"). The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose include amendments that extend the expiration date of the letter of credit. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. At June 30, 2023, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $413 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from April 19, 2021 through December 31, 2021 and (2) had a maturity of 32 days or greater. For advances that were funded on or prior to April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. On December 8, 2021, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2021 to December 31, 2022. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. If, at the time of funding an advance that would have otherwise been eligible for the reduced capital stock investment requirement, the then outstanding balance of advances made pursuant to this offering totaled $5 billion, then the standard capital stock investment requirement of 4.1 percent applied. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022. At June 30, 2023, advances outstanding under this program totaled approximately $4.3 billion.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the six months ended June 30, 2023, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2023 and June 28, 2023, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2023 and June 28, 2023, the Bank repurchased surplus stock totaling $203.3 million and $636.0 million, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.
On March 27, 2023 and June 28, 2023, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $319,000 and $658,000, respectively.
At June 30, 2023, the Bank’s excess stock totaled $1.3 billion, which represented 0.74 percent of the Bank’s total assets as of that date.
During the six months ended June 30, 2023, the Bank’s retained earnings increased by $306 million, from $1.834 billion at December 31, 2022 to $2.140 billion at June 30, 2023. During this same period, the Bank paid dividends on capital stock totaling $109.1 million, which represented a weighted average annualized dividend rate of 5.03 percent. These dividends were paid in the form of capital stock with any fractional shares paid in cash. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 3.89 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2022) and 4.89 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2022 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2022 through December 31, 2022, were paid on March 28, 2023. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.60 percent (a rate equal to average overnight SOFR for the first quarter of 2023 plus 0.1 percent) and 5.60 percent (a rate equal to average overnight SOFR for the first quarter of 2023 plus 1.1 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2023 through March 31, 2023, were paid on June 29, 2023.
The Bank is precluded from paying dividends in the form of capital stock if excess stock held by its shareholders is greater than 1 percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than 1 percent of the Bank’s total assets.
In anticipation of the discontinuance of one-month LIBOR after June 30, 2023, the Bank’s Board of Directors adopted new dividend target ranges for Class B-1 and Class B-2 Stock that became effective beginning with the dividends that were paid in the second quarter of 2023, such that they are indexed to the average overnight SOFR rate. While there can be no assurances about future dividends or future dividend rates, the target range for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average overnight SOFR rate plus 0 – 0.5 percent and the target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average overnight SOFR rate plus 1.0 – 1.5 percent. Dividends are based upon shareholders' average capital stock holdings and the average benchmark index rate for the preceding quarter.
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2022 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At June 30, 2023, the Bank’s total risk-based capital requirement was $1.481 billion, comprised of credit risk, market risk and operations risk capital requirements of $555 million, $584 million and $342 million, respectively, and its permanent capital was $8.364 billion.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at June 30, 2023 or December 31, 2022. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the six months ended June 30, 2023, the Bank was in compliance with all of its regulatory capital requirements. At June 30, 2023, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 4.81 percent and 7.21 percent, respectively. The Bank's capital stock-to-assets ratio was 3.65 percent for the month ended June 30, 2023. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2023 and December 31, 2022, see “Item 1. Financial Statements” (specifically, Note 14 on page 31 of this report).
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
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2023 and December 31, 2022.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
June 30, 2023
Advances	$50,976	$1,813	$—	$2,109	$54,898
Investments	—	16,815	—	2,153	18,968
Mortgage loans held for portfolio	—	—	—	1,246	1,246
Consolidated obligation bonds	—	67,753	—	1,006	68,759
Consolidated obligation discount notes	—	—	1,066	2,844	3,910
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$50,976	$86,381	$1,066	$25,077	$163,500
December 31, 2022
Advances	$18,768	$637	$—	$2,000	$21,405
Investments	—	15,847	—	1,153	17,000
Mortgage loans held for portfolio	—	—	—	596	596
Consolidated obligation bonds	—	43,766	—	372	44,138
Consolidated obligation discount notes	—	—	1,066	3,402	4,468
Intermediary positions	—	—	—	119	119
Counterparty exposures	—	—	—	16,300	16,300
Other	—	—	—	425	425
Total notional balance	$18,768	$60,250	$1,066	$24,367	$104,451
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of June 30, 2023, the Bank had cleared trades outstanding with notional amounts totaling $79.8 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has also transacted interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of June 30, 2023, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $83.7 billion.
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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank is able in certain instances to continue to enter into uncleared trades on a bilateral basis, transactions entered into on and after September 1, 2022 are subject to two-way initial margin requirements if certain thresholds are met. The Bank is required to post initial margin when its unmargined exposure (excluding legacy derivatives) exceeds $50 million on a counterparty-by-counterparty basis. The Bank was not required to post initial margin relating to its bilaterally traded derivatives during 2022. As of June 30, 2023, the Bank had pledged securities with a carrying value of $63.0 million to three bilateral derivative counterparties to meet its initial margin requirements.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2023.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Cleared derivatives (3)	—	$4,059.1	$0.4	$—	$19.0	$19.4
Liability positions with credit exposure
Single-A(4)	11	72,391.0	(1,040.5)	1,091.5	48.1	99.1
Triple-B	1	3,281.0	(251.6)	254.8	—	3.2
Cleared derivatives (3)	—	75,741.1	(9.1)	(0.4)	963.5	954.0
Total derivative positions with non-member counterparties to which the Bank had credit exposure	12	155,472.2	(1,300.8)	1,345.9	1,030.6	1,075.7
Liability positions without credit exposure	3	7,992.2	(175.4)	173.6	(29.1)	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	3	7,992.2	(175.4)	173.6	(29.1)	—
Total non-member counterparties	15	163,464.4	(1,476.2)	$1,519.5	$1,001.5	$1,075.7

Member institutions
Interest rate exchange agreements (5)
Liability positions	1	9.3	—
Mortgage delivery commitments	—	26.0	—
Total member institutions	1	35.3	—
Total	16	$163,499.7	$(1,476.2)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of June 30, 2023.
(2)Includes amounts that had not settled as of June 30, 2023.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for liability positions with credit exposure included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $4.6 billion and a net credit exposure of $0.4 million.
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

LIBOR Phase-Out
After June 30, 2023, one-month and three-month LIBOR became non-representative. As more fully discussed in the 2022 10-K, the Bank had for some time been preparing for the phase-out of LIBOR and the associated transition to an alternative reference rate (i.e., SOFR). Among other things, the permanent discontinuation of LIBOR necessitated the addition of fallback language in the Bank's LIBOR-indexed derivative contracts that extended past the cessation date.
During the six months ended June 30, 2023, the Bank modified approximately $13.9 billion (notional value) of its clearinghouse-traded LIBOR-indexed derivatives to reference SOFR. In addition, during this same period, the Bank terminated approximately $2.8 billion (notional value) of clearinghouse-traded LIBOR-indexed derivatives with largely offsetting risks or short remaining terms to maturity. The Bank's remaining clearinghouse-traded LIBOR-indexed derivatives ($118 million notional value as of June 30, 2023) had their last LIBOR reset prior to June 30, 2023 and therefore will not be subject to any fallback provisions.
The Bank's remaining uncleared LIBOR-indexed derivatives ($236 million notional value as of June 30, 2023) will fall back to SOFR (pursuant to the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association) at their next reset date, which will occur during the three months ending September 30, 2023. The Bank's remaining LIBOR-indexed investments ($271 million par value as of June 30, 2023) will fall back to SOFR on their next reset date, which will occur during the three months ending September 30, 2023, in accordance with the provisions of the Adjustable Interest Rate (LIBOR) Act or, in some cases, the contractual provisions of the securities.
The following table presents the Bank's LIBOR-indexed financial instruments at June 30, 2023.
LIBOR-INDEXED FINANCIAL INSTRUMENTS
(par/notional value, in millions)

Instruments with receipts indexed to LIBOR
Investments (par value)
Non-MBS	$1
MBS	270
LIBOR-indexed derivatives notional amount (receive leg)
Cleared	93
Uncleared	127
Total par/notional amount	$491

Instruments with payments indexed to LIBOR
LIBOR-indexed derivatives notional amount (pay leg)
Cleared	$25
Uncleared	109
Total par/notional amount	$134

Results of Operations
Net Income
Net income for the three months ended June 30, 2023 and 2022 was $239.6 million and $65.6 million, respectively. The Bank’s net income for the three months ended June 30, 2023 represented an annualized return on average capital stock ("ROCS") of 14.23 percent. In comparison, the Bank’s ROCS was 10.04 percent for the three months ended June 30, 2022. Net income for the six months ended June 30, 2023 and 2022 was $414.3 million and $106.7 million, respectively. The Bank’s net income for the six months ended June 30, 2023 represented an annualized ROCS of 14.24 percent. In comparison, the Bank’s ROCS was 8.88 percent for the six months ended June 30, 2022. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended June 30, 2023 and 2022, the Bank’s income before assessments was $266.3 million and $72.8 million, respectively. As discussed in more detail below, the $193.5 million increase in income before assessments from period to period was attributable to a $183.4 million increase in net interest income after provision for mortgage loan losses and a $19.5 million favorable change in other income (loss), partially offset by a $9.4 million increase in other expense.
During the six months ended June 30, 2023 and 2022, the Bank’s income before assessments was $460.4 million and $118.5 million, respectively. As discussed in more detail below, the $341.9 million increase in income before assessments from period to period was attributable to a $289.4 million increase in net interest income after provision for mortgage loan losses and a $77.9 million favorable change in other income (loss), partially offset by a $25.4 million increase in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.

Net Interest Income After Provision for Mortgage Loan Losses
For the three months ended June 30, 2023, the Bank’s net interest income (after provision for mortgage loan losses) was $285.5 million compared to $102.1 million for the comparable period in 2022. The $183.4 million increase in net interest income for the three months ended June 30, 2023, as compared to the corresponding period in 2022, was due largely to the significant increase in the average balances of the Bank's interest-earning assets from $69.6 billion during the three months ended June 30, 2022 to $188.0 billion during the comparable period in 2023 and higher rates of return on the Bank's invested capital, partially offset by a $13.9 million unfavorable change in fair value hedge ineffectiveness gains and losses from period to period and a $6.7 million decrease in net yield maintenance fees received in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 49 of this report).
For the six months ended June 30, 2023, the Bank’s net interest income (after provision for mortgage loan losses) was $481.7 million compared to $192.3 million for the comparable period in 2022. The $289.4 million increase in net interest income for the six months ended June 30, 2023, as compared to the corresponding period in 2022, was due largely to the significant increase in the average balances of the Bank's interest-earning assets from $65.7 billion during the six months ended June 30, 2022 to $161.9 billion during the comparable period in 2023 and higher rates of return on the Bank's invested capital, partially offset by a $49.0 million unfavorable change in fair value hedge ineffectiveness gains and losses from period to period and a $13.5 million decrease in net yield maintenance fees received in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 49 of this report).
The Bank’s net interest margin was 61 basis points and 60 basis points for the three and six months ended June 30, 2023, respectively, and 59 basis points for both the three and six months ended June 30, 2022. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 31 basis points and 51 basis points for the three months ended June 30, 2023 and 2022, respectively, and 29 basis points and 54 basis points for the six months ended June 30, 2023 and 2022, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income. In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net yield maintenance fees on GSE CMBS. The decrease in the Bank's net interest spread for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, was primarily due to the impact of fair value hedge ineffectiveness gains and losses, lower net yield maintenance fees on GSE CMBS prepayments, higher debt costs, and changes in the mix of the Bank's assets. Advances, which generally earn lower rates relative to the Bank's long-term investments, represented a significantly higher percentage of the Bank's earning assets during the six months ended June 30, 2023 as compared to the prior period.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended June 30, 2023 and 2022, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by ($5,267,000) and $58,000, respectively, increased (reduced) interest income on available-for-sale securities by ($6,155,000) and $2,490,000, respectively, and increased interest expense on consolidated obligations by $1,106,000 and $1,139,000, respectively. In aggregate, these amounts increased (reduced) net interest income by ($12,528,000) and $1,409,000 for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the fair value hedge ineffectiveness amounts reported in net interest income increased (reduced) interest income on advances by ($12,782,000) and $512,000, respectively, increased (reduced) interest income on available-for-sale securities by ($22,665,000) and $17,527,000, respectively, and increased (reduced) interest expense on consolidated obligations by ($211,000) and $4,227,000, respectively. In aggregate, these amounts increased (reduced) net interest income by ($35,236,000) and $13,812,000 for the six months ended June 30, 2023 and 2022, respectively.
The higher yielding, longer duration fixed-rate GSE CMBS and GSE debentures held in the Bank’s available-for-sale securities portfolio (most of which are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) expose the Bank to periodic earnings variability in the form of fair value hedge ineffectiveness. For the hedge relationships that were established prior to 2022, the hedge ineffectiveness gains and losses are attributable in large part to the use of different discount curves to value the interest rate swaps (either the overnight index swap curve or the SOFR curve) and the GSE CMBS/GSE debentures (either LIBOR or SOFR, plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank intends to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are, in the absence of CMBS prepayments, expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
As allowed under U.S. GAAP, the Bank has designated the hedged risk associated with its investments in available-for-sale securities that were acquired in 2022 and the first six months of 2023 as the SOFR benchmark interest rate component, thereby excluding the credit spread from the hedged items’ contractual cash flows. Long-haul hedging relationships that are based upon the benchmark rate component of the contractual coupon cash flows are expected to generate significantly less periodic earnings variability than the Bank’s other (pre-2022) available-for-sale hedging relationships which are based upon the securities’ contractual cash flows. During the three and six months ended June 30, 2023, the fair value hedge ineffectiveness losses associated with the Bank’s available-for-sale benchmark component hedging relationships ($5.4 billion notional swaps hedging $5.4 billion of GSE CMBS that were purchased during the last nine months of 2022 and the first six months of 2023) totaled $348,000 and $390,000 respectively. The Bank did not have any benchmark component hedging relationships during the three months ended March 31, 2022.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 8 basis points and 5 basis points during the three and six months ended June 30, 2022, respectively, to 30 basis points and 31 basis points during the three and six months ended June 30, 2023, respectively. The increase in the impact of non-interest bearing funds for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, was primarily due to the significant increase in short-term interest rates between the periods.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2023 and 2022.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$6,573	$84	5.12%	$2,439	$5	0.81%
Securities purchased under agreements to resell	11,829	149	5.05%	458	1	0.88%
Federal funds sold	17,706	224	5.07%	5,648	13	0.91%
Investments
Trading	509	4	3.60%	2,729	4	0.62%
Available-for-sale (3)	16,441	245	5.97%	13,257	65	1.97%
Held-to-maturity (3)	287	4	5.47%	498	2	1.28%
Advances (4)	129,987	1,732	5.33%	40,690	111	1.09%
Mortgage loans held for portfolio (5)	4,658	42	3.62%	3,879	28	2.84%
Total earning assets	187,990	2,484	5.28%	69,598	229	1.31%
Cash and due from banks	58			42
Other assets	675			122
Derivatives netting adjustment (2)	(1,639)			(1,570)
Fair value adjustment on available-for-sale securities (3)	(2)			174
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(1)			(4)
Total assets	$187,081	2,484	5.31%	$68,362	229	1.34%
Liabilities and Capital
Interest-bearing deposits (2)	$1,566	19	4.92%	$1,768	3	0.68%
Consolidated obligations
Bonds	118,289	1,492	5.04%	39,951	83	0.83%
Discount notes	56,749	685	4.83%	21,642	42	0.77%
Mandatorily redeemable capital stock and other borrowings	30	1	5.96%	17	—	1.08%
Total interest-bearing liabilities	176,634	2,197	4.97%	63,378	128	0.80%
Other liabilities	3,183			2,104
Derivatives netting adjustment (2)	(1,639)			(1,570)
Total liabilities	178,178	2,197	4.93%	63,912	128	0.80%
Total capital	8,903			4,450
Total liabilities and capital	$187,081		4.70%	$68,362		0.75%
Net interest income		$287			$101
Net interest margin			0.61%			0.59%
Net interest spread			0.31%			0.51%
Impact of non-interest bearing funds			0.30%			0.08%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2023 and 2022 in the table above include $1.635 billion and $1.570 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended June 30, 2023 and 2022 in the table above include $0.5 million and $0.1 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $20 million and $33 million of non-accruing loans for the three months ended June 30, 2023 and 2022, respectively.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2023 and 2022.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$5,863	$143	4.90%	$2,011	$5	0.55%
Securities purchased under agreements to resell	6,735	167	5.00%	1,043	1	0.31%
Federal funds sold	15,337	370	4.87%	4,183	14	0.65%
Investments
Trading	349	5	3.07%	3,721	8	0.42%
Available-for-sale (3)	15,992	447	5.59%	13,658	122	1.79%
Held-to-maturity (3)	300	8	5.20%	539	3	1.00%
Advances (4)	112,758	2,872	5.09%	36,824	149	0.81%
Mortgage loans held for portfolio (5)	4,565	81	3.57%	3,737	52	2.75%
Total earning assets	161,899	4,093	5.05%	65,716	354	1.08%
Cash and due from banks	44			118
Other assets	648			156
Derivatives netting adjustment (2)	(1,735)			(1,173)
Fair value adjustment on available-for-sale securities (3)	70			199
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(2)			(4)
Total assets	$160,924	4,093	5.09%	$65,012	354	1.09%
Liabilities and Capital
Interest-bearing deposits (2)	$1,441	34	4.72%	$1,827	3	0.37%
Consolidated obligations
Bonds	95,854	2,318	4.84%	41,410	107	0.51%
Discount notes	54,192	1,256	4.64%	17,004	52	0.61%
Mandatorily redeemable capital stock and other borrowings	30	1	5.72%	12	—	0.83%
Total interest-bearing liabilities	151,517	3,609	4.76%	60,253	162	0.54%
Other liabilities	3,129			1,709
Derivatives netting adjustment (2)	(1,735)			(1,173)
Total liabilities	152,911	3,609	4.72%	60,789	162	0.53%
Total capital	8,013			4,223
Total liabilities and capital	$160,924		4.49%	$65,012		0.50%
Net interest income		$484			$192
Net interest margin			0.60%			0.59%
Net interest spread			0.29%			0.54%
Impact of non-interest bearing funds			0.31%			0.05%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2023 and 2022 in the table above include $1.731 billion and $1.172 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for both the six months ended June 30, 2023 and 2022 in the table above include $1 million which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $20 million and $39 million of non-accruing loans for the six months ended June 30, 2023 and 2022, respectively.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six-month periods ended June 30, 2023 and 2022. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023 vs. 2022			June 30, 2023 vs. 2022
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$19	$60	$79	$27	$111	$138
Securities purchased under agreements to resell	124	24	148	44	122	166
Federal funds sold	67	144	211	104	252	356
Investments
Trading	(6)	6	—	(13)	10	(3)
Available-for-sale	19	161	180	24	301	325
Held-to-maturity	(1)	3	2	(2)	7	5
Advances	586	1,035	1,621	763	1,960	2,723
Mortgage loans held for portfolio	6	8	14	12	17	29
Total interest income	814	1,441	2,255	959	2,780	3,739
Interest expense
Interest-bearing deposits	—	16	16	(1)	32	31
Consolidated obligations
Bonds	391	1,018	1,409	299	1,912	2,211
Discount notes	151	492	643	299	905	1,204
Mandatorily redeemable capital stock and other borrowings	—	1	1	—	1	1
Total interest expense	542	1,527	2,069	597	2,850	3,447
Changes in net interest income	$272	$(86)	$186	$362	$(70)	$292

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2023 and 2022.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income (expense) associated with:
Member/offsetting derivatives	$2	$8	$7	$18
Economic hedge derivatives related to advances	3,385	11	3,029	(47)
Economic hedge derivatives related to trading securities	(64)	267	(64)	(92)
Economic hedge derivatives related to available-for-sale securities	10	(6)	18	(14)
Economic hedge derivatives related to consolidated obligation bonds	456	262	120	262
Economic hedge derivatives related to consolidated obligation discount notes	(3,025)	(122)	(7,545)	76
Economic hedge derivatives related to mortgage loans held for portfolio	4,619	(271)	8,208	(115)
Other stand-alone economic hedge derivatives	(3,476)	992	(6,309)	2,709
Total net interest income (expense) associated with economic hedge derivatives	1,907	1,141	(2,536)	2,797
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	7,344	78	6,700	1,771
Available-for-sale securities	44	65	4	220
Trading securities	(19)	399	(19)	1,083
Mortgage loans held for portfolio	11,033	20,006	245	20,040
Consolidated obligation bonds	(3,482)	(589)	(1,521)	(589)
Consolidated obligation discount notes	(4,647)	(5,162)	3,855	(8,512)
Other stand-alone economic hedge derivatives	(6,154)	(8,372)	1,892	(30,305)
Interest rate swaptions
Available-for-sale securities	(1,238)	(819)	(1,099)	(819)
Mortgage loans held for portfolio	(1,929)	(12,916)	(877)	788
Mortgage delivery commitments	2,563	1,897	2,050	(784)
Member/offsetting swaps and caps	(1)	(9)	(6)	(21)
Total fair value gains (losses) related to economic hedge derivatives	3,514	(5,422)	11,224	(17,128)
Price alignment amount on daily settled derivative contracts	2,733	56	5,110	59
Total net gains (losses) on derivatives and hedging activities	8,154	(4,225)	13,798	(14,272)
Net gains (losses) on trading securities	(2,215)	(4,455)	588	(19,201)
Net gains (losses) on other assets carried at fair value	583	(1,647)	1,154	(2,340)
Gains on early extinguishment of debt	—	—	23,396	—
Realized gains on sales of held-to-maturity securities	1,081	—	1,081	—
Service fees	792	739	1,565	1,446
Letter of credit fees	4,523	3,261	8,473	6,747
Standby bond purchase agreement fees	424	457	846	914
Other, net	354	158	404	163
Total other	5,542	(1,487)	37,507	(12,271)
Total other income (loss)	$13,696	$(5,712)	$51,305	$(26,543)

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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and most of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $3.9 million and $(0.4) million for the three months ended June 30, 2023 and 2022, respectively and totaled $5.2 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At June 30, 2023 and December 31, 2022, the notional balance of these derivatives totaled $400 million and $425 million, respectively. For the three months ended June 30, 2023 and 2022, the losses associated with these stand-alone economic hedge derivatives were $6.1 million and $8.4 million, respectively. The gains (losses) associated with these stand-alone economic hedge derivatives were $1.9 million and $(30.3) million for the six months ended June 30, 2023 and 2022, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions were $9.1 million and $7.1 million for the three months ended June 30, 2023 and 2022, respectively, and $(0.6) million and $20.8 million for the six months ended June 30, 2023 and 2022, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains/losses from the commitment date to the settlement date) were $2.6 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.1 million and $(0.8) million for the six months ended June 30, 2023 and 2022, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the three months ended June 30, 2023 and 2022, the losses associated with these stand-alone economic hedge derivatives were $1.2 million and $0.8 million, respectively. For the six months ended June 30, 2023 and 2022, the losses associated with these stand-alone economic hedge derivatives were $1.1 million and $0.8 million, respectively.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the three months ended June 30, 2023 and 2022, the losses associated with these stand-alone economic hedge derivatives were $4.6 million and $5.1 million, respectively, and for the six months ended June 30, 2023 and 2022, the gains (losses) associated with these stand-alone economic hedge derivatives were $3.9 million and $(8.5) million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the three and six months ended June 30, 2023 and 2022.
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
Other
During the six months ended June 30, 2023, the Bank held U.S. Treasury Notes and U.S. Treasury Bills, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these investments were $(2.2) million and $(4.5) million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $(19.2) million for the six months ended June 30, 2023 and 2022, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes and U.S Treasury Bills held in its short-term liquidity portfolio. The gains (losses) associated with these stand-alone derivatives were $(19,000) and $399,000 for the three months ended June 30, 2023 and 2022, respectively, and $(19,000) and $1,083,000 for the six months ended June 30, 2023 and 2022, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled $0.6 million and ($1.6) million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $(2.3) million for the six months ended June 30, 2023 and 2022, respectively. The gains (losses) on the securities are offset by a corresponding increase (decrease) in amounts owed to participants in the deferred compensation plans, the expense (or credit) for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
During the three months ended March 31, 2023, the Bank extinguished three consolidated obligation bonds with a total par value of $250 million. The gains on these extinguishments totaled $23.4 million. There were no debt extinguishments during the three months ended June 30, 2023 or the six months ended June 30, 2022.
During the three months ended June 30, 2023, the Bank sold all of its non-agency RMBS that had been classified as held-to-maturity securities. Proceeds from the sale totaled $29,025,000, resulting in a net realized gain of $1,081,000. The Bank did not sell any available-for-sale securities or any other held-to-maturity securities during the six months ended June 30, 2023, nor did it sell any long-term investments during the six months ended June 30, 2022.
Letter of credit fees totaled $4.5 million and $8.5 million for the three and six months ended June 30, 2023, respectively, compared to $3.2 million and $6.7 million for the corresponding periods in 2022. At June 30, 2023 and 2022, outstanding letters of credit totaled $25.7 billion and $18.9 billion, respectively.
Standby bond purchase agreement fees totaled $0.4 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and 2022, outstanding standby bond purchase agreements totaled $814 million and $883 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three and six months ended June 30, 2023, these expenses totaled $33.0 million and $72.6 million, respectively, compared to $23.5 million and $47.2 million for the corresponding periods in 2022.
Compensation and benefits were $13.1 million and $37.2 million for the three and six months ended June 30, 2023, respectively, compared to $10.1 million and $21.5 million for the corresponding periods in 2022. The increase in compensation and benefits for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, totaled $3.0 million and $15.7 million, respectively, and was due largely to increases in expenses related to the Bank's defined benefit pension plan and its non-qualified deferred compensation plans, as well as cost-of-living and merit increases and higher average headcount. In March 2023, the Bank made a $10.0 million voluntary contribution to the multiemployer defined benefit pension plan in which it participates. The Bank does not expect to make any significant contributions to this plan during the remainder of 2023. Expenses related to employees' participation in the Bank's non-qualified deferred compensation plans were $1.9 million and $2.9 million higher during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022 due to favorable changes in the fair value of the assets associated with those plans. The Bank's average headcount was 203 and 195 employees for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the Bank employed 203 people, an increase of 2 employees from December 31, 2022.
Other operating expenses for the three and six months ended June 30, 2023 were $12.4 million and $23.4 million, respectively, compared to $9.7 million and $18.6 million, respectively, for the corresponding periods in 2022, representing increases of $2.7 million and $4.8 million, respectively. The increases in other operating expenses for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, resulted primarily from increased usage of independent contractors to support information technology initiatives at the Bank, as well as increases in professional services, member events and mortgage program expenses. In addition, expenses related to directors' participation in the Bank's non-qualified deferred compensation plan increased due to favorable changes in the fair value of the assets associated with the plan.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $4.3 million and $8.2 million for the three and six months ended June 30, 2023, respectively, as compared to $2.9 million and $6.0 million, respectively, for the corresponding periods in 2022.
Discretionary grants and donations increased from $0.3 million for both the three and six months ended June 30, 2022 to $2.4 million and $2.5 million for the three and six months ended June 30, 2023, respectively, due primarily to disaster relief provided during the second quarter of 2023 in response to severe storms and tornados in Mississippi and Arkansas.
Derivative clearing fees were $0.7 million and $1.2 million for the three and six months ended June 30, 2023, respectively, compared to $0.5 million and $0.7 million for the corresponding periods in 2022, due in large part to the derivative modifications that were discussed previously in the section entitled "LIBOR Phase-Out" beginning on page 57 of this report.

AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $26.7 million and $7.3 million for the three months ended June 30, 2023 and 2022, respectively, and $46.1 million and $11.9 million for the six months ended June 30, 2023 and 2022, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2022 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the six months ended June 30, 2023.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At June 30, 2023, the Bank’s short-term liquidity holdings were comprised of $24.7 billion of overnight reverse repurchase agreements (of which $21.5 billion was transacted with the Federal Reserve Bank of New York), $11.5 billion of overnight federal funds sold, $5.6 billion of overnight interest-bearing deposits, $1.0 billion of U.S. Treasury Bills and a $0.1 billion U.S. Treasury Note.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1.0 billion from the FHLBank of Topeka. The Bank did not assume any other consolidated obligations from other FHLBanks during the six months ended June 30, 2023 or 2022.
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
On and after December 31, 2020, the Finance Agency considers a FHLBank to have adequate reserves of liquid assets if the FHLBank maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2022, the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 15 percent and negative 30 percent, respectively. The Bank was in compliance with these liquidity requirements at all times during the six months ended June 30, 2023 except as discussed in the next two sentences. On four consecutive days during the first quarter of 2023, the Bank's positive daily cash balance measurement was below 20 calendar days due to unusually large and unforeseen advance demand resulting from the turmoil in the banking industry. On March 14, 15, 16 and 17, 2023, the Bank's positive daily cash balance measurement fell to 15 calendar days for each of the first three days before increasing to 19 calendar days on the fourth day. On the next business day (March 20, 2023), the Bank increased this liquidity measurement beyond 20 days.
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
The Bank has investments in residential mortgage-related assets, primarily MPF mortgage loans and, to a lesser extent, CMOs, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making the effective maturities of these mortgage-based assets relatively more sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages as compared to other long-term investment securities that do not have prepayment features. A decline in interest rates generally accelerates mortgage refinancing activity, thus increasing prepayments and thereby shortening the effective maturity of the mortgage-related assets. Conversely, rising rates generally slow prepayment activity and lengthen a mortgage-related asset’s effective maturity.
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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below entitled "Market Value of Equity," the Bank was in compliance with this limit at June 30, 2023, March 31, 2023 and December 31, 2022.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2022, March 31, 2023 and June 30, 2023. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2022	$6.237	$6.324	1.39%	$5.952	(4.57)%	$6.300	1.01%	$6.122	(1.84)%
March 2023	8.712	8.825	1.29%	8.410	(3.47)%	8.787	0.85%	8.586	(1.45)%
June 2023	8.831	8.818	(0.15)%	8.739	(1.04)%	8.831	—%	8.787	(0.50)%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2022, March 31, 2023 and June 30, 2023.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2022	0.16	(0.26)	(0.10)	(1.52)	(0.60)	(0.17)	(2.25)	(3.38)
March 2023	0.16	(0.23)	(0.07)	(1.15)	(0.57)	(0.31)	(1.77)	(2.30)
June 2023	0.15	(0.17)	(0.02)	(0.20)	0.12	0.22	(0.57)	(0.57)
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

August 11, 2023	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)