Form 10-Q
period 2023-09-30
Federal Home Loan Bank of Dallas
filed 2023-11-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At November 6, 2023, the registrant had outstanding 53,617,770 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$36,367	$27,826
Interest-bearing deposits (Notes 8 and 9)	4,313,226	3,020,217
Securities purchased under agreements to resell (Notes 8, 9 and 12)	19,400,000	12,200,000
Federal funds sold (Notes 8 and 9)	9,910,000	9,784,000
Trading securities (Notes 3, 8, 12 and 17) ($7,580 pledged at September 30, 2023, which could not be rehypothecated)	189,024	188,164
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 17) ($963,062 and $434,756 pledged at September 30, 2023 and December 31, 2022, respectively, of which $921,259 and $434,756, respectively, could be rehypothecated)	16,634,561	15,106,457
Held-to-maturity securities (b) (Notes 5, 8 and 9)	260,798	314,674
Advances (Notes 6, 8 and 9)	91,338,176	68,921,869
Mortgage loans held for portfolio, net of allowance for credit losses of $7,551 and $4,865 at September 30, 2023 and December 31, 2022, respectively (Notes 7, 8 and 9)	4,982,201	4,395,175
Accrued interest receivable (Note 8)	436,169	291,682
Premises and equipment, net	14,221	15,045
Derivative assets (Notes 12 and 13)	13,190	26,889
Other assets (including $15,917 and $16,089 of securities held at fair value at September 30, 2023 and December 31, 2022, respectively)	85,621	56,558
TOTAL ASSETS	$147,613,554	$114,348,556

LIABILITIES AND CAPITAL
Deposits (including $20 of non-interest bearing deposits at September 30, 2023 and December 31, 2022)	$1,258,143	$1,338,160
Consolidated obligations (Note 10)
Discount notes	20,930,677	46,270,265
Bonds	116,303,450	59,946,458
Total consolidated obligations	137,234,127	106,216,723

Mandatorily redeemable capital stock	568	7,453
Accrued interest payable	990,064	307,288
Affordable Housing Program (Note 11)	130,872	76,794
Derivative liabilities (Notes 12 and 13)	51,203	6,902
Other liabilities (Note 4)	279,230	394,159
Total liabilities	139,944,207	108,347,479

Commitments and contingencies (Notes 9 and 17)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 14,888,760 and 12,355,250 shares at September 30, 2023 and December 31, 2022, respectively	1,488,876	1,235,525
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 37,156,080 and 27,485,801 shares at September 30, 2023 and December 31, 2022, respectively	3,715,608	2,748,580
Total Class B Capital Stock	5,204,484	3,984,105
Retained earnings
Unrestricted	1,826,268	1,504,236
Restricted	462,618	330,210
Total retained earnings	2,288,886	1,834,446
Accumulated other comprehensive income (Note 20)	175,977	182,526
Total capital	7,669,347	6,001,077
TOTAL LIABILITIES AND CAPITAL	$147,613,554	$114,348,556
_____________________________
(a)Amortized cost: $16,551,570 and $14,999,405 at September 30, 2023 and December 31, 2022, respectively.
(b)Fair values: $253,796 and $314,373 at September 30, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME
Advances	$1,512,958	$266,919	$4,384,490	$408,121
Prepayment fees on advances, net	6,538	1,067	6,624	8,900
Interest-bearing deposits	80,891	19,261	223,472	24,752
Securities purchased under agreements to resell	122,039	4,451	289,037	6,068
Federal funds sold	187,436	47,371	557,463	60,898
Trading securities	2,545	2,893	7,905	10,725
Available-for-sale securities	268,331	121,020	715,444	243,484
Held-to-maturity securities	3,818	2,695	11,623	5,386
Mortgage loans held for portfolio	46,645	31,677	128,067	82,990
Total interest income	2,231,201	497,354	6,324,125	851,324
INTEREST EXPENSE
Consolidated obligations
Bonds	1,573,564	235,395	3,891,610	341,963
Discount notes	354,608	117,830	1,610,649	169,600
Deposits	18,022	7,726	51,748	11,059
Mandatorily redeemable capital stock	70	54	383	101
Other borrowings	6	122	529	124
Total interest expense	1,946,270	361,127	5,554,919	522,847
NET INTEREST INCOME	284,931	136,227	769,206	328,477
Provision for mortgage loan losses	80	130	2,686	97

NET INTEREST INCOME AFTER PROVISION FOR MORTGAGE LOAN LOSSES	284,851	136,097	766,520	328,380

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(147)	(3,227)	441	(22,428)
Net gains (losses) on derivatives and hedging activities	14,882	(6,983)	28,680	(21,255)
Net gains (losses) on other assets carried at fair value	(381)	(551)	773	(2,891)
Realized gains on sales of held-to-maturity securities	—	127	1,081	127
Gains on early extinguishment of debt	—	—	23,396	—
Letter of credit fees	4,516	3,181	12,989	9,928
Other, net	1,311	1,356	4,126	3,879
Total other income (loss)	20,181	(6,097)	71,486	(32,640)
OTHER EXPENSE
Compensation and benefits	12,778	11,211	49,999	32,702
Other operating expenses	11,564	10,083	34,961	28,718
Finance Agency	2,069	1,669	6,208	5,126
Office of Finance	1,542	1,188	5,613	3,735
Discretionary grants and donations	1,364	377	3,869	691
Derivative clearing fees	457	276	1,713	1,046
Total other expense	29,774	24,804	102,363	72,018
INCOME BEFORE ASSESSMENTS	275,258	105,196	735,643	223,722
Affordable Housing Program assessment	27,533	10,525	73,603	22,382
NET INCOME	$247,725	$94,671	$662,040	$201,340
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET INCOME	$247,725	$94,671	$662,040	$201,340
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(55,336)	22,679	(24,061)	(74,430)
Unrealized gains on cash flow hedges	19,957	47,679	34,719	129,188
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	(7,844)	292	(20,578)	9,134
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	—	3,338	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	213	90	945
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	5	5	15	15
Amortization of net actuarial gain included in net periodic benefit cost/credit	(24)	(19)	(72)	(57)
Total other comprehensive income (loss)	(43,242)	70,849	(6,549)	64,795
TOTAL COMPREHENSIVE INCOME	$204,483	$165,520	$655,491	$266,135

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JULY 1, 2023	17,891	$1,789,039	44,270	$4,426,997	$1,726,619	$413,074	$2,139,693	$219,219	$8,574,948
Net transfers of shares between Class B-1 and Class B-2 Stock	11,783	1,178,297	(11,783)	(1,178,297)	—	—	—	—	—
Proceeds from sale of capital stock	19	1,939	4,669	466,908	—	—	—	—	468,847
Repurchase/redemption of capital stock	(15,788)	(1,578,853)	—	—	—	—	—	—	(1,578,853)
Comprehensive income (loss)
Net income	—	—	—	—	198,181	49,544	247,725	—	247,725
Other comprehensive loss	—	—	—	—	—	—	—	(43,242)	(43,242)
Dividends on capital stock (a)
Cash	—	—	—	—	(65)	—	(65)	—	(65)
Mandatorily redeemable capital stock	—	—	—	—	(13)	—	(13)	—	(13)
Stock	984	98,454	—	—	(98,454)	—	(98,454)	—	—

BALANCE, SEPTEMBER 30, 2023	14,889	$1,488,876	37,156	$3,715,608	$1,826,268	$462,618	$2,288,886	$175,977	$7,669,347

BALANCE, JULY 1, 2022	14,099	$1,409,888	13,885	$1,388,493	$1,368,930	$288,095	$1,657,025	$176,716	$4,632,122
Net transfers of shares between Class B-1 and Class B-2 Stock	5,221	522,079	(5,221)	(522,079)	—	—	—	—	—
Proceeds from sale of capital stock	32	3,183	8,637	863,726	—	—	—	—	866,909
Repurchase/redemption of capital stock	(6,631)	(663,072)	—	—	—	—	—	—	(663,072)
Comprehensive income
Net income	—	—	—	—	75,737	18,934	94,671	—	94,671
Other comprehensive income	—	—	—	—	—	—	—	70,849	70,849
Dividends on capital stock (b)
Cash	—	—	—	—	(60)	—	(60)	—	(60)
Stock	105	10,508	—	—	(10,508)	—	(10,508)	—	—

BALANCE, SEPTEMBER 30, 2022	12,826	$1,282,586	17,301	$1,730,140	$1,434,099	$307,029	$1,741,128	$247,565	$5,001,419

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2023	12,355	$1,235,525	27,486	$2,748,580	$1,504,236	$330,210	$1,834,446	$182,526	$6,001,077
Net transfers of shares between Class B-1 and Class B-2 Stock	39,495	3,949,462	(39,495)	(3,949,462)	—	—	—	—	—
Proceeds from sale of capital stock	140	13,990	49,165	4,916,490	—	—	—	—	4,930,480
Repurchase/redemption of capital stock	(39,156)	(3,915,618)	—	—	—	—	—	—	(3,915,618)
Shares reclassified to mandatorily redeemable capital stock	(18)	(1,837)	—	—	—	—	—	—	(1,837)
Comprehensive income (losss)
Net income	—	—	—	—	529,632	132,408	662,040	—	662,040
Other comprehensive loss	—	—	—	—	—	—	—	(6,549)	(6,549)
Dividends on capital stock (a)
Cash	—	—	—	—	(199)	—	(199)	—	(199)
Mandatorily redeemable capital stock	—	—	—	—	(47)	—	(47)	—	(47)
Stock	2,073	207,354	—	—	(207,354)	—	(207,354)	—	—

BALANCE, SEPTEMBER 30, 2023	14,889	$1,488,876	37,156	$3,715,608	$1,826,268	$462,618	$2,288,886	$175,977	$7,669,347

BALANCE, JANUARY 1, 2022	12,818	$1,281,814	9,107	$910,690	$1,291,656	$266,761	$1,558,417	$182,770	$3,933,691
Net transfers of shares between Class B-1 and Class B-2 Stock	15,545	1,554,460	(15,545)	(1,554,460)	—	—	—	—	—
Proceeds from sale of capital stock	137	13,658	23,739	2,373,910	—	—	—	—	2,387,568
Repurchase/redemption of capital stock	(15,765)	(1,576,454)	—	—	—	—	—	—	(1,576,454)
Shares reclassified to mandatorily redeemable capital stock	(93)	(9,320)	—	—	—	—	—	—	(9,320)
Comprehensive income
Net income	—	—	—	—	161,072	40,268	201,340	—	201,340
Other comprehensive income	—	—	—	—	—	—	—	64,795	64,795
Dividends on capital stock (b)
Cash	—	—	—	—	(179)	—	(179)	—	(179)
Mandatorily redeemable capital stock	—	—	—	—	(22)	—	(22)	—	(22)
Stock	184	18,428	—	—	(18,428)	—	(18,428)	—	—

BALANCE, SEPTEMBER 30, 2022	12,826	$1,282,586	17,301	$1,730,140	$1,434,099	$307,029	$1,741,128	$247,565	$5,001,419

(a) Dividends were paid at annualized rates of 3.89 percent and 4.89 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2023, at annualized rates of 4.60 percent and 5.60 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2023 and at annualized rates of 5.07 percent and 6.07 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the third quarter of 2023.
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

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$662,040	$201,340
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	83,780	111,368
Concessions on consolidated obligations	6,164	3,465
Premises, equipment and computer software costs	3,073	3,710
Non-cash interest on mandatorily redeemable capital stock	323	66
Gains on early extinguishment of debt	(23,396)	—
Provision for mortgage loan losses	2,686	97
Realized gains on sales of held-to-maturity securities	(1,081)	(127)
Net losses (gains) on other assets carried at fair value	(773)	2,891
Net losses (gains) on trading securities	(441)	22,428
Net change in derivative and hedging activities	127,774	1,433,015
Increase in accrued interest receivable	(142,970)	(62,352)
Decrease (increase) in other assets	(27,146)	4,906
Increase in Affordable Housing Program (AHP) liability	54,078	5,102
Increase in accrued interest payable	683,302	65,310
Increase in other liabilities	4,507	7,011
Total adjustments	769,880	1,596,890
Net cash provided by operating activities	1,431,920	1,798,230

INVESTING ACTIVITIES
Net increase in interest-bearing deposits, including swap collateral pledged	(567,988)	(2,500,042)
Net increase in securities purchased under agreements to resell	(7,200,000)	(3,950,000)
Net increase in federal funds sold	(126,000)	(4,513,000)
Purchases of trading securities	(994,458)	(8,598,654)
Proceeds from maturities of trading securities	1,000,000	2,776,300
Proceeds from sales of trading securities	—	5,321,059
Purchases of available-for-sale securities	(2,442,028)	(1,511,803)
Principal collected on available-for-sale securities	416,031	2,258,367
Proceeds from sales of held-to-maturity securities	29,025	100,365
Principal collected on held-to-maturity securities	29,332	167,357
Principal collected on advances	1,078,734,554	741,988,017
Advances made	(1,101,726,190)	(762,397,504)
Principal collected on mortgage loans held for portfolio	254,755	419,386
Purchases of mortgage loans held for portfolio	(849,427)	(1,178,644)
Purchases of premises, equipment and computer software	(3,459)	(2,615)
Net cash used in investing activities	(33,445,853)	(31,621,411)

	For the Nine Months Ended
	September 30,
	2023	2022
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	125,379	149,003
Net proceeds from derivative contracts with financing elements	62,738	234,972
Net proceeds from issuance of consolidated obligations
Discount notes	375,542,829	86,405,624
Bonds	117,112,660	28,531,236
Proceeds from assumption of debt from other Federal Home Loan Bank	999,987	—
Debt issuance costs	(6,275)	(3,788)
Payments for maturing and retiring consolidated obligations
Discount notes	(400,978,802)	(67,901,602)
Bonds	(61,841,614)	(18,872,310)
Proceeds from issuance of capital stock	4,930,480	2,387,568
Proceeds from issuance of mandatorily redeemable capital stock	—	13
Payments for redemption of mandatorily redeemable capital stock	(9,091)	(3,183)
Payments for repurchase/redemption of capital stock	(3,915,618)	(1,576,454)
Cash dividends paid	(199)	(179)
Net cash provided by financing activities	32,022,474	29,350,900

Net increase (decrease) in cash and cash equivalents	8,541	(472,281)
Cash and cash equivalents at beginning of the period	27,826	542,801
Cash and cash equivalents at end of the period	$36,367	$70,520

Supplemental Disclosures:
Interest paid	$5,020,826	$324,427
AHP payments, net	$19,525	$17,280
Stock dividends issued	$207,354	$18,428
Dividends paid through issuance of mandatorily redeemable capital stock	$47	$22
Net capital stock reclassified to mandatorily redeemable capital stock	$1,837	$9,320

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
During the six months ended June 30, 2023, the Bank modified all of its remaining clearinghouse-traded LIBOR-indexed derivatives (other than those which had either an expiration date or last LIBOR reset date prior to July 1, 2023) to reference SOFR and, in so doing, it elected to apply the optional expedients and exceptions provided by ASU 2020-04 in order to preserve existing hedging relationships. During the three months ended September 30, 2023, the Bank applied some of the expedients and exceptions provided in ASU 2020-04 to its remaining LIBOR-indexed bilateral derivative contracts that fell back to SOFR during that period. These modifications have not had a material impact on the Bank's financial position or results of operations.
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

Note 3—Trading Securities
Trading securities as of September 30, 2023 and December 31, 2022 were comprised solely of U.S. Treasury Notes.
Net gains (losses) on trading securities during the nine months ended September 30, 2023 and 2022 included changes in net unrealized holding gain (loss) of $441,000 and $(21,089,000) for securities that were held on September 30, 2023 and 2022, respectively.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of September 30, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$273,679	$740	$2	$274,417
GSE obligations	3,095,575	38,844	3,982	3,130,437
	3,369,254	39,584	3,984	3,404,854
GSE commercial MBS	13,182,316	76,998	29,607	13,229,707
Total	$16,551,570	$116,582	$33,591	$16,634,561

Available-for-sale securities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$274,169	$2,729	$—	$276,898
GSE obligations	3,121,141	50,922	2,963	3,169,100
	3,395,310	53,651	2,963	3,445,998
GSE commercial MBS	11,604,095	81,871	25,507	11,660,459
Total	$14,999,405	$135,522	$28,470	$15,106,457

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $63,959,000 and $58,259,000 at September 30, 2023 and December 31, 2022, respectively. Included in the tables above are GSE commercial MBS ("CMBS") that were purchased but which had not yet settled as of September 30, 2023 and December 31, 2022. The aggregate amounts due of $200,110,000 and $319,603,000, respectively, are included in other liabilities on the statement of condition at those dates.
The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of September 30, 2023. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	$11,830	$2	$—	$—	$11,830	$2
GSE debentures	74,741	11	73,045	3,971	147,786	3,982
GSE commercial MBS	3,388,706	16,160	768,872	13,447	4,157,578	29,607
Total	$3,475,277	$16,173	$841,917	$17,418	$4,317,194	$33,591

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
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2023 and December 31, 2022 are presented below (in thousands).

	September 30, 2023		December 31, 2022
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$1,318,766	$1,324,999	$116,190	$116,774
Due after one year through five years	1,923,596	1,949,997	3,075,501	3,120,902
Due after five years through ten years	126,892	129,858	203,619	208,322
	3,369,254	3,404,854	3,395,310	3,445,998
GSE commercial MBS	13,182,316	13,229,707	11,604,095	11,660,459
Total	$16,551,570	$16,634,561	$14,999,405	$15,106,457
Interest Rate Payment Terms. At September 30, 2023 and December 31, 2022, all of the Bank's available-for-sale securities were fixed rate securities, almost all of which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the nine months ended September 30, 2023 or 2022.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of September 30, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-guaranteed debentures	$748	$2	$—	$750
GSE residential MBS	260,050	21	7,025	253,046
Total	$260,798	$23	$7,025	$253,796

Held-to-maturity securities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Non-credit OTTI Recorded in Accumulated Other Comprehensive Income (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$1,121	$—	$1,121	$5	$—	$1,126
Mortgage-backed securities
GSE residential MBS	287,757	—	287,757	175	5,247	282,685
Non-agency residential MBS	29,224	3,428	25,796	6,088	1,322	30,562
	316,981	3,428	313,553	6,263	6,569	313,247
Total	$318,102	$3,428	$314,674	$6,268	$6,569	$314,373

In the tables above, amortized cost includes premiums, discounts and, as of December 31, 2022, the credit portion of other-than-temporary impairments ("OTTI") recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $427,000 and $411,000 at September 30, 2023 and December 31, 2022, respectively.

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2023 and December 31, 2022 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	September 30, 2023			December 31, 2022
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$748	$748	$750	$—	$—	$—
Due after one year through five years	—	—	—	1,121	1,121	1,126
Mortgage-backed securities	260,050	260,050	253,046	316,981	313,553	313,247
Total	$260,798	$260,798	$253,796	$318,102	$314,674	$314,373
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $58,000 and $62,000 at September 30, 2023 and December 31, 2022, respectively.
Interest Rate Payment Terms. At September 30, 2023 and December 31, 2022, all of the Bank's held-to-maturity securities were variable-rate securities. All of the Bank’s variable-rate MBS classified as held-to-maturity securities were collateralized mortgage obligations which have coupon rates that are subject to interest rate caps, none of which were reached during 2022 or the nine months ended September 30, 2023.
Sales of Securities. On May 4, 2023, the Bank sold all of its non-agency residential MBS investments. Proceeds from the sale totaled $29,025,000, resulting in a net realized gain of $1,081,000. During the three months ended September 30, 2022, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $100,238,000. Proceeds from the sales totaled $100,365,000, resulting in realized gains of $127,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no other sales of held-to-maturity securities during the nine months ended September 30, 2023 or 2022.

Note 6—Advances
     Redemption Terms. At September 30, 2023 and December 31, 2022, the Bank had advances outstanding at interest rates ranging from 0.39 percent to 8.27 percent and 0.26 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	September 30, 2023		December 31, 2022
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$14,121	4.80%
Due in one year or less	56,348,388	5.28	48,037,478	4.54
Due after one year through two years	3,650,058	4.22	1,601,879	2.98
Due after two years through three years	6,839,489	4.55	1,877,716	3.17
Due after three years through four years	13,137,119	3.60	1,454,293	3.73
Due after four years through five years	5,979,270	5.01	6,683,504	2.94
Due after five years through fifteen years	6,444,430	3.31	9,736,049	3.27
Due after fifteen years	29,702	2.39	31,779	2.35
Total par value	92,428,456	4.79%	69,436,819	4.12%
Deferred net prepayment fees	(3,405)		(4,306)
Commitment fees	(33)		(35)
Hedging adjustments	(1,086,842)		(510,609)
Total	$91,338,176		$68,921,869
Advances presented in the table above exclude accrued interest of $325,115,000 and $198,313,000 at September 30, 2023 and December 31, 2022, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At September 30, 2023 and December 31, 2022, the Bank had aggregate prepayable and callable advances totaling $6,219,067,000 and $6,472,357,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.
The following table summarizes advances outstanding at September 30, 2023 and December 31, 2022, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	September 30, 2023	December 31, 2022
Overdrawn demand deposit accounts	$—	$14,121
Due in one year or less	61,104,229	54,039,078
Due after one year through two years	3,313,160	1,265,164
Due after two years through three years	5,924,799	1,068,233
Due after three years through four years	12,864,392	781,633
Due after four years through five years	2,806,922	6,394,892
Due after five years	6,414,954	5,873,698
Total par value	$92,428,456	$69,436,819

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At September 30, 2023 and December 31, 2022, the Bank had putable advances outstanding totaling $5,398,250,000 and $5,483,000,000, respectively.

The following table summarizes advances outstanding at September 30, 2023 and December 31, 2022, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	September 30, 2023	December 31, 2022
Overdrawn demand deposit accounts	$—	$14,121
Due in one year or less	59,974,638	51,605,479
Due after one year through two years	4,554,558	2,161,879
Due after two years through three years	6,819,489	2,407,716
Due after three years through four years	13,549,619	1,454,293
Due after four years through five years	5,534,020	6,828,504
Due after five years	1,996,132	4,964,827
Total par value	$92,428,456	$69,436,819

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Fixed-rate
Due in one year or less	$51,241,799	$38,537,518
Due after one year	30,271,328	15,418,892
Total fixed-rate	81,513,127	53,956,410
Variable-rate
Due in one year or less	5,106,589	9,514,081
Due after one year	5,808,740	5,966,328
Total variable-rate	10,915,329	15,480,409
Total par value	$92,428,456	$69,436,819
At September 30, 2023 and December 31, 2022, 65 percent and 40 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, savings institutions and credit unions. At September 30, 2023, the Bank had advances of $27,000,000,000, $8,800,000,000, $6,000,000,000 and $4,800,000,000 outstanding to its four largest borrowers, Charles Schwab Bank SSB, Comerica Bank, USAA Federal Savings Bank and Charles Schwab Premier Bank SSB (an affiliate of Charles Schwab Bank SSB), respectively. These advances represented approximately 29 percent, 10 percent, 6 percent and 5 percent, respectively, of total advances outstanding at that date.
Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three and nine months ended September 30, 2023, gross advance prepayment fees received from members/borrowers were $1,702,000 and $1,787,000, respectively, none of which were deferred. During the three and nine months ended September 30, 2022, gross advance prepayment fees received from members/borrowers were $6,000 and $5,736,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the three months ended September 30, 2022, four symmetrical prepayment advances with an aggregate par value of $27,153,000 were prepaid. During the nine months ended September 30, 2022, seven symmetrical prepayment advances with an aggregate par value of $42,153,000 were prepaid. The total difference by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $823,000 and $1,350,000, respectively, and was recorded in prepayment fees on the advances, net of the associated hedging adjustments on the advances.  There were no prepayments of symmetrical prepayment advances for which the par values of the advances exceeded their fair values, less the make-whole amounts, during the nine months ended September 30, 2023.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of September 30, 2023 and December 31, 2022 for mortgage loans held for portfolio (in thousands):

	September 30, 2023	December 31, 2022
Fixed-rate medium-term* single-family mortgages	$111,228	$115,466
Fixed-rate long-term single-family mortgages	4,823,793	4,233,023
Premiums	66,060	64,067
Discounts	(18,567)	(17,140)
Deferred net derivative gains associated with mortgage delivery commitments	7,238	4,624
Total mortgage loans held for portfolio	4,989,752	4,400,040
Less: allowance for credit losses on mortgage loans	(7,551)	(4,865)
Total mortgage loans held for portfolio, net of allowance for credit losses	$4,982,201	$4,395,175
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $28,919,000 and $22,838,000 at September 30, 2023 and December 31, 2022, respectively.
The unpaid principal balance of mortgage loans held for portfolio at September 30, 2023 and December 31, 2022 was comprised of conventional loans totaling $4,929,048,000 and $4,341,686,000, respectively, and government-guaranteed/insured loans totaling $5,973,000 and $6,803,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Advances	$325,115	$198,313
Investment securities
Trading	310	962
Available-for-sale	63,959	58,259
Held-to-maturity	427	411
Mortgage loans held for portfolio	28,919	22,838
Interest-bearing deposits	8,785	5,634
Securities purchased under agreements to resell	5,716	2,914
Federal funds sold	2,938	2,351
Total	$436,169	$291,682

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities purchased under agreements to resell. These investments provide short-term liquidity and are carried at amortized cost. All investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell that were outstanding at September 30, 2023 were repaid according to their contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at September 30, 2023.
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
At September 30, 2023, the gross unrealized losses on the Bank’s available-for-sale securities were $33,591,000, all of which related to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. At September 30, 2023, the gross unrealized losses on the Bank’s held-to-maturity securities were $7,025,000, all of which related to securities that are issued and guaranteed by GSEs.
As of September 30, 2023, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE CMBS and GSE residential MBS ("RMBS") were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through September 30, 2023, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debenture that was in an unrealized loss position at September 30, 2023 would not be settled at an amount less than the Bank's amortized cost basis in the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at September 30, 2023 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at September 30, 2023.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at September 30, 2023.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at September 30, 2023 or December 31, 2022.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At September 30, 2023 and December 31, 2022, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At September 30, 2023 and December 31, 2022, the Bank did not have any advances that were past due or on nonaccrual status.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is doubtful or 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At September 30, 2023 and December 31, 2022, interest payments received on nonaccrual loans and recorded as a reduction of principal totaled $4,796,000 and $4,569,000, respectively.
Collateral-dependent mortgage loans that are 90 days or more past due are evaluated for credit losses on an individual basis based on the fair value of the underlying mortgaged property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.

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
In certain circumstances, the Bank enters into loan modifications that allow borrowers who are experiencing financial difficulty to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. During the three months ended September 30, 2023, both the aggregate unpaid principal balance of loans that were modified and payment defaults on loans that had been modified within the previous 12 months were insignificant.
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at September 30, 2023 and December 31, 2022 (dollars in thousands).

	September 30, 2023
	Conventional Loans Originated Prior to 2019	Conventional Loans Originated in 2019-2023	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$6,073	$39,021	$45,094	$188	$45,282
60-89 days delinquent	2,278	7,867	10,145	49	10,194
90 days or more delinquent	5,995	8,856	14,851	38	14,889
Total past due	14,346	55,744	70,090	275	70,365
Total current loans	382,504	4,531,168	4,913,672	5,715	4,919,387
Total mortgage loans	$396,850	$4,586,912	$4,983,762	$5,990	$4,989,752

	December 31, 2022
	Conventional Loans Originated Prior to 2018	Conventional Loans Originated in 2018-2022	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$3,605	$33,213	$36,818	$175	$36,993
60-89 days delinquent	477	6,701	7,178	45	7,223
90 days or more delinquent	3,512	10,537	14,049	56	14,105
Total past due	7,594	50,451	58,045	276	58,321
Total current loans	160,632	4,174,538	4,335,170	6,549	4,341,719
Total mortgage loans	$168,226	$4,224,989	$4,393,215	$6,825	$4,400,040
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at September 30, 2023 and December 31, 2022 (dollars in thousands).

	September 30, 2023			December 31, 2022
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$5,987	$19	$6,006	$5,030	$—	$5,030
Serious delinquency rate (2)	0.3%	0.6%	0.3%	0.3%	0.8%	0.3%
Past due 90 days or more and still accruing interest (3)	$—	$38	$38	$—	$56	$56
Nonaccrual loans (4)	$21,581	$—	$21,581	$19,420	$—	$19,420
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at September 30, 2023.

At September 30, 2023 and December 31, 2022, the Bank’s other assets included $505,000 and $429,000 of real estate owned.
The Bank individually reviews each seriously delinquent mortgage loan for credit losses. At September 30, 2023 and December 31, 2022, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at September 30, 2023 was $7,551,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance, beginning of period	$7,471	$3,091	$4,865	$3,124
Provision for credit losses	80	130	2,686	97
Balance, end of period	$7,551	$3,221	$7,551	$3,221

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.230 trillion and $1.182 trillion at September 30, 2023 and December 31, 2022, respectively. The Bank was the primary obligor on $139.8 billion and $109.1 billion (at par value), respectively, of these consolidated obligations.
 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at September 30, 2023 and December 31, 2022 (in thousands, at par value).

	September 30, 2023	December 31, 2022
Fixed-rate	$69,605,130	$38,510,775
Variable-rate SOFR-indexed	42,392,500	15,054,500
Step-up	6,635,750	8,861,750
Step-down	15,000	15,000
Total par value	$118,648,380	$62,442,025

At September 30, 2023 and December 31, 2022, 95 percent and 93 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at September 30, 2023 and December 31, 2022, by contractual maturity (dollars in thousands):

	September 30, 2023		December 31, 2022
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$86,015,450	4.98%	$26,138,655	3.99%
Due after one year through two years	8,691,390	2.99	10,310,105	2.04
Due after two years through three years	10,683,525	1.64	5,795,470	2.19
Due after three years through four years	6,198,045	2.14	9,494,685	1.03
Due after four years through five years	3,155,780	3.85	5,772,740	2.16
Due after five years	3,904,190	1.95	4,930,370	1.80
Total par value	118,648,380	4.25%	62,442,025	2.71%

Premiums	15,787		17,563
Discounts	(1,514)		(2,451)
Debt issuance costs	(2,431)		(2,319)
Hedging adjustments	(2,356,772)		(2,508,360)
Total	$116,303,450		$59,946,458

At September 30, 2023 and December 31, 2022, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	September 30, 2023	December 31, 2022
Non-callable bonds	$58,174,205	$26,010,480
Callable bonds	60,474,175	36,431,545
Total par value	$118,648,380	$62,442,025

The following table summarizes the Bank’s consolidated obligation bonds outstanding at September 30, 2023 and December 31, 2022, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	September 30, 2023	December 31, 2022
Due in one year or less	$112,323,430	$56,752,700
Due after one year through two years	2,191,810	2,669,560
Due after two years through three years	2,043,525	593,970
Due after three years through four years	1,159,145	1,232,685
Due after four years through five years	744,280	820,740
Due after five years	186,190	372,370
Total par value	$118,648,380	$62,442,025

     Discount Notes. At September 30, 2023 and December 31, 2022, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

September 30, 2023	$20,930,677	$21,104,291	5.05%

December 31, 2022	$46,270,265	$46,634,885	3.96%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$76,794	$60,133
AHP assessment	73,603	22,382
Grants funded, net of recaptured amounts	(19,525)	(17,280)
Balance, end of period	$130,872	$65,235

Note 12—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of September 30, 2023 or December 31, 2022.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of September 30, 2023 and December 31, 2022 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
September 30, 2023

Assets

Derivatives
Bilateral derivatives	$1,367,433	$(1,355,349)	$12,084	$(17)	(2)	$12,067
Cleared derivatives	9,187	(8,081)	1,106	—		1,106
Total derivatives	1,376,620	(1,363,430)	13,190	(17)		13,173
Securities purchased under agreements to resell	19,400,000	—	19,400,000	(19,400,000)		—
Total assets	$20,776,620	$(1,363,430)	$19,413,190	$(19,400,017)		$13,173

Liabilities

Derivatives
Bilateral derivatives	$2,391,341	$(2,366,110)	$25,231	$(15,261)	(2)	$9,970
Cleared derivatives	32,105	(6,133)	25,972	(25,972)	(3)	—
Total liabilities	$2,423,446	$(2,372,243)	$51,203	$(41,233)		$9,970

December 31, 2022

Assets

Derivatives
Bilateral derivatives	$538,743	$(528,258)	$10,485	$(30)	(2)	$10,455
Cleared derivatives	33,080	(16,676)	16,404	—		16,404
Total derivatives	571,823	(544,934)	26,889	(30)		26,859
Securities purchased under agreements to resell	12,200,000	—	12,200,000	(12,200,000)		—
Total assets	$12,771,823	$(544,934)	$12,226,889	$(12,200,030)		$26,859

Liabilities

Derivatives
Bilateral derivatives	$2,477,561	$(2,471,480)	$6,081	$—		$6,081
Cleared derivatives	17,206	(16,385)	821	(821)	(3)	—
Total liabilities	$2,494,767	$(2,487,865)	$6,902	$(821)		$6,081
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Includes collateral pledged by member counterparties and securities received or pledged as a result of the initial margin requirements imposed upon the Bank and its bilateral counterparties. The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank's or the counterparties' uncleared exposure. At September 30, 2023, the Bank had pledged excess non-cash collateral with a fair value of $34,122,000 and the Bank had received excess non-cash collateral with a fair value of $29,362,000 from its bilateral counterparties.
(3)Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $895,287,000 and $433,935,000 at September 30, 2023 and December 31, 2022, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
     Investment Securities and Mortgage Loans Held for Portfolio — The Bank invests in agency MBS and residential mortgage loans. The interest rate and prepayment risk associated with these investments is managed through consolidated obligations and/or derivatives. The Bank may manage prepayment and duration risk presented by some of these investments with either callable and/or non-callable consolidated obligations and/or interest rate exchange agreements, including interest rate swaps, swaptions and caps.
All of the Bank's available-for-sale securities are fixed-rate agency and U.S. government-guaranteed debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, substantially all of which are designated as fair value hedges. For the fair value hedges that were entered into during 2022 and the nine months ended September 30, 2023, the Bank measures the change in the fair value of the available-for-sale securities on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.
The Bank's trading securities include fixed-rate U.S. Treasury Notes and, at times, fixed-rate U.S. Treasury Bills and variable-rate U.S. Treasury Notes. To convert some of its U.S. Treasury Bills and fixed-rate U.S. Treasury Notes to a short-term floating rate, the Bank has entered into fixed-for-floating interest rate exchange agreements that are indexed to either the overnight index swap ("OIS") rate or SOFR. These derivatives are treated as economic hedges.
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
Forecasted Issuances of Consolidated Obligations — The Bank uses derivatives to hedge the variability of cash flows over a specified period of time as a result of the forecasted issuances and maturities of short-term, fixed-rate instruments, such as three-month consolidated obligation discount notes. Although each short-term consolidated obligation discount note has a fixed rate of interest, a portfolio of rolling consolidated obligation discount notes effectively has a variable interest rate. The variable cash flows associated with these liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. The maturity dates of the cash flow streams are closely matched to the interest rate reset dates of the derivatives. These derivatives are treated as cash flow hedges. The Bank has not entered into any new interest rate swaps for this purpose since January 2020.
Counterparty Exposures — When deemed appropriate, the Bank may enter into offsetting interest rate exchange agreements to simultaneously reduce its net credit exposure to bilateral and/or cleared derivative counterparties. These derivatives are treated as economic hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at September 30, 2023 and December 31, 2022 (in thousands).

	September 30, 2023			December 31, 2022
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$52,071,380	$179,064	$18,927	$19,404,622	$133,486	$17,583
Available-for-sale securities (1)	17,458,047	437,866	7,530	15,846,428	166,294	4,161
Consolidated obligation bonds (1)	70,544,325	313,276	2,390,243	43,766,005	4,681	2,457,104
Consolidated obligation discount notes (2)	1,066,000	—	1,097	1,066,000	1,733	—
Total derivatives designated as hedging instruments	141,139,752	930,206	2,417,797	80,083,055	306,194	2,478,848
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	1,108,500	25	—	2,000,000	61	—
Available-for-sale securities	2,991	1	2	3,025	4	—
Mortgage loans held for portfolio	837,975	6,390	4,156	588,000	3,471	79
Consolidated obligation bonds	1,712,945	18,142	1,310	372,445	60	865
Consolidated obligation discount notes	1,716,000	19	14	3,402,000	71	188
Counterparty exposure	15,300,000	417,863	—	16,300,000	257,313	13,201
Intermediary transactions	18,558	182	167	78,558	177	888
Other	400,000	163	—	425,000	—	663
Interest rate swaptions
Available-for-sale securities	1,150,000	2,311	—	1,150,000	4,456	—
Mortgage loans held for portfolio	550,000	1,301	—	—	—	—
Mortgage delivery commitments	17,997	17	—	8,473	—	19
Interest rate caps
Intermediary transactions	—	—	—	40,000	16	16
Total derivatives not designated as hedging instruments	22,814,966	446,414	5,649	24,367,501	265,629	15,919
Total derivatives before collateral and netting adjustments	$163,954,718	1,376,620	2,423,446	$104,450,556	571,823	2,494,767

Cash collateral and related accrued interest		(183,366)	(1,194,123)		9,861	(1,933,359)
Cash received or remitted in excess of variation margin requirements		129	2,073		(291)	(2)
Netting adjustments		(1,180,193)	(1,180,193)		(554,504)	(554,504)
Total collateral and netting adjustments (3)		(1,363,430)	(2,372,243)		(544,934)	(2,487,865)
Net derivative balances reported in statements of condition		$13,190	$51,203		$26,889	$6,902
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three and nine months ended September 30, 2023 and 2022 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended September 30, 2023

Total amount of the financial statement line item	$1,512,958	$268,331	$(1,573,564)	$(354,608)	$(43,242)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$386,555	$440,637	$(328,054)	$—	$—
Hedged items	(198,758)	(320,222)	25,191	—	—
Net gains (losses) on fair value hedging relationships	$187,797	$120,415	$(302,863)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$7,844	$(7,844)
Recognized in OCI	—	—	—	—	19,957
Net gains on cash flow hedging relationships	$—	$—	$—	$7,844	$12,113

Three Months Ended September 30, 2022

Total amount of the financial statement line item	$266,919	$121,020	$(235,395)	$(117,830)	$70,849

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$403,921	$616,336	$(955,784)	$—	$—
Hedged items	(395,024)	(609,280)	898,093	—	—
Net gains (losses) on fair value hedging relationships	$8,897	$7,056	$(57,691)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(292)	$292
Recognized in OCI	—	—	—	—	47,679
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(292)	$47,971

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Nine Months Ended September 30, 2023

Total amount of the financial statement line item	$4,384,490	$715,444	$(3,891,610)	$(1,610,649)	$(6,549)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$1,008,556	$661,637	$(707,975)	$—	$—
Hedged items	(581,069)	(358,776)	(111,794)	—	—
Net gains (losses) on fair value hedging relationships	$427,487	$302,861	$(819,769)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$20,578	$(20,578)
Recognized in OCI	—	—	—	—	34,719
Net gains on cash flow hedging relationships	$—	$—	$—	$20,578	$14,141

Nine Months Ended September 30, 2022

Total amount of the financial statement line item	$408,121	$243,484	$(341,963)	$(169,600)	$64,795

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$779,828	$1,471,491	$(2,301,607)	$—	$—
Hedged items	(814,346)	(1,551,203)	2,331,408	—	—
Net gains (losses) on fair value hedging relationships	$(34,518)	$(79,712)	$29,801	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(9,134)	$9,134
Recognized in OCI	—	—	—	—	129,188
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(9,134)	$138,322

For the three and nine months ended September 30, 2023 and 2022, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At September 30, 2023, $36,402,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 6.3 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of September 30, 2023 and December 31, 2022 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
September 30, 2023
Advances	$54,689,607	$(1,056,149)	$(30,693)	$(1,086,842)
Available-for-sale securities	16,551,570	(1,274,760)	(14,442)	(1,289,202)
Consolidated obligation bonds	(69,514,601)	2,349,012	7,760	2,356,772

December 31, 2022
Advances	$18,917,426	$(514,280)	$3,671	$(510,609)
Available-for-sale securities	14,999,406	(940,566)	(9,978)	(950,544)
Consolidated obligation bonds	(41,373,828)	2,508,704	(344)	2,508,360
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	Other Income (Loss) for the		Other Income (Loss) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Interest rate swaps	$11,973	$7,474	$23,123	$(8,839)
Net interest income (expense) on interest rate swaps	707	(2,223)	(1,829)	574
Interest rate swaptions	(3,801)	(11,830)	(5,777)	(11,861)
Mortgage delivery commitments	953	(637)	3,003	(1,421)
Total net gains (losses) related to derivatives not designated as hedging instruments	9,832	(7,216)	18,520	(21,547)
Price alignment amount on variation margin for daily settled derivative contracts(1)	5,050	233	10,160	292
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$14,882	$(6,983)	$28,680	$(21,255)
_____________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. Approximately 46 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of September 30, 2023, the notional balance of cleared transactions outstanding totaled $74.7 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions. As of

September 30, 2023, the notional balance of outstanding transactions (including mortgage delivery commitments) with non-member bilateral counterparties and member counterparties totaled $89.2 billion and $0.03 billion, respectively. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 14—Capital
At all times during the nine months ended September 30, 2023, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,419,792	$7,493,938	$1,034,303	$5,826,004
Total capital	$5,904,542	$7,493,938	$4,573,942	$5,826,004
Total capital-to-assets ratio	4.00%	5.08%	4.00%	5.09%
Leverage capital	$7,380,678	$11,240,907	$5,717,428	$8,739,006
Leverage capital-to-assets ratio	5.00%	7.62%	5.00%	7.64%
The Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the month ends during the nine months ended September 30, 2023 and 2022.
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
The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the nine months ended September 30, 2023, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2023, June 28, 2023 and September 26, 2023, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2023, June 28, 2023, and September 26, 2023, the Bank repurchased surplus stock totaling $203,286,000, $636,028,000 and $252,430,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 27, 2023, June 28, 2023 and September 26, 2023, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $319,000, $658,000 and $1,269,000, respectively.

Note 15—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and limited life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$5	$10	$15	$28
Interest cost	3	4	9	12
Amortization of prior service cost	5	5	15	15
Amortization of net actuarial gain	(24)	(19)	(72)	(57)
Net periodic benefit credit	$(11)	$—	$(33)	$(2)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the nine months ended September 30, 2023 and 2022, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2023 and December 31, 2022. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, mortgage loans held for portfolio and, prior to May 2023, non-agency RMBS), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of September 30, 2023 and December 31, 2022, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
       Derivative assets/liabilities. The fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate curves (that is, the relevant LIBOR swap curve, the SOFR curve or the OIS curve and, for purposes of discounting, either the OIS curve for bilateral contracts or the SOFR curve for cleared contracts) and, for agreements containing options, swaption volatility). Prior to their maturity, the fair values of the Bank’s interest rate caps were also estimated using a pricing model with inputs that were observable in the market (that is, cap volatility, the relevant LIBOR swap curve and, for purposes of discounting, the OIS curve).

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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2023 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment(2)
Assets:
Cash and due from banks	$36,367	$36,367	$36,367	$—	$—	$—
Interest-bearing deposits	4,313,226	4,313,226	—	4,313,226	—	—
Securities purchased under agreements to resell	19,400,000	19,400,000	—	19,400,000	—	—
Federal funds sold	9,910,000	9,910,000	—	9,910,000	—	—
Trading securities (1)	189,024	189,024	—	189,024	—	—
Available-for-sale securities (1)	16,634,561	16,634,561	—	16,634,561	—	—
Held-to-maturity securities	260,798	253,796	—	253,796	—	—
Advances	91,338,176	91,346,555	—	91,346,555	—	—
Mortgage loans held for portfolio, net	4,982,201	4,285,745	—	4,285,745	—	—
Accrued interest receivable	436,169	436,169	—	436,169	—	—
Derivative assets (1)	13,190	13,190	—	1,376,620	—	(1,363,430)
Other assets held at fair value (1)	15,917	15,917	15,917	—	—	—

Liabilities:
Deposits	1,258,143	1,258,136	—	1,258,136	—	—
Consolidated obligations
Discount notes	20,930,677	20,915,416	—	20,915,416	—	—
Bonds	116,303,450	115,548,991	—	115,548,991	—	—
Mandatorily redeemable capital stock	568	568	568	—	—	—
Accrued interest payable	990,064	990,064	—	990,064	—	—
Derivative liabilities (1)	51,203	51,203	—	2,423,446	—	(2,372,243)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of September 30, 2023.
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

Note 17—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At September 30, 2023, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $1.090 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At September 30, 2023 and December 31, 2022, the Bank had commitments to make additional advances totaling approximately $3,472,000 and $11,136,000, respectively. In addition, outstanding standby letters of credit totaled $29,090,139,000 and $21,483,119,000 at September 30, 2023 and December 31, 2022, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2023 and December 31, 2022, the Bank had outstanding standby bond purchase agreements totaling $814,089,000 and $854,470,000, respectively. At September 30, 2023, standby bond purchase agreements totaling $42,551,000, $210,658,000, $229,416,000, $150,682,000 and $180,782,000 expire in 2024, 2025, 2026, 2027 and 2028, respectively. The Bank was not required to purchase any bonds under these agreements during the nine months ended September 30, 2023 or the year ended December 31, 2022.
At September 30, 2023 and December 31, 2022, the Bank had commitments to purchase conventional mortgage loans totaling $17,997,000 and $8,473,000, respectively, from certain of its members that participate in the MPF program.
At September 30, 2023 and December 31, 2022, the Bank had commitments to issue $519,715,000 and $375,000,000 (par values), respectively, of consolidated obligation bonds, of which $461,500,0000 and $375,000,000, respectively, were swapped to SOFR. In addition, as of December 31, 2022, the Bank had commitments to issue $32,290,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes as of September 30, 2023.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of September 30, 2023 and December 31, 2022, the Bank had pledged cash collateral of $1,211,475,000 and $1,936,496,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of September 30, 2023 and December 31, 2022, the Bank had pledged securities with carrying values (and fair values) of $970,642,000 and $434,756,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. None of the pledged securities are netted against derivative assets and liabilities in the statements of condition.
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

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. During the nine months ended September 30, 2023 and 2022, interest income on loans to other FHLBanks totaled $148,000 and $182,000, respectively. The following table summarizes the Bank's loans to other FHLBanks during the nine months ended September 30, 2023 and 2022 (in thousands).

	Nine Months Ended September 30,
	2023	2022
Balance at January 1,	$—	$—
Loans made to:
FHLBank of San Francisco	—	1,000,000
FHLBank of Chicago	1,000,000	—
FHLBank of Atlanta	—	750,000
FHLBank of Pittsburgh	—	500,000
Collections from:
FHLBank of San Francisco	—	(1,000,000)
FHLBank of Chicago	(1,000,000)	—
FHLBank of Atlanta	—	(750,000)
FHLBank of Pittsburgh	—	(500,000)
Balance at September 30,	$—	$—
During the nine months ended September 30, 2023 and 2022, interest expense on borrowings from other FHLBanks totaled $520,000 and $121,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the nine months ended September 30, 2023 and 2022 (in thousands).

	Nine Months Ended September 30,
	2023	2022
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	300,000	—
FHLBank of Indianapolis	20,000	30,000
FHLBank of Boston	1,000,000	400,000
FHLBank of Pittsburgh	—	1,000,000
Repayments to:
FHLBank of San Francisco	(300,000)	—
FHLBank of Indianapolis	(20,000)	(30,000)
FHLBank of Boston	(1,000,000)	(400,000)
FHLBank of Pittsburgh	—	(1,000,000)
Balance at September 30, 2023	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1,000,000,000 from the FHLBank of Topeka. The bond matured and was repaid during the three months ended June 30, 2023. The Bank did not assume any debt from other FHLBanks during the six months ended September 30, 2023 or the nine months ended September 30, 2022.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended September 30, 2023
Balance at July 1, 2023	$138,327	$79,693	$—	$1,199	$219,219
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(7,844)	—	—	(7,844)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(55,336)	—	—	—	(55,336)
Unrealized gains on cash flow hedges	—	19,957	—	—	19,957
Total other comprehensive income (loss)	(55,336)	12,113	—	(19)	(43,242)
Balance at September 30, 2023	$82,991	$91,806	$—	$1,180	$175,977

Three Months Ended September 30, 2022
Balance at July 1, 2022	$143,951	$35,512	$(3,753)	$1,006	$176,716
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	292	—	—	292
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(14)	(14)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	22,679	—	—	—	22,679
Unrealized gains on cash flow hedges	—	47,679	—	—	47,679
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	213	—	213
Total other comprehensive income (loss)	22,679	47,971	213	(14)	70,849
Balance at September 30, 2022	$166,630	$83,483	$(3,540)	$992	$247,565
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Nine Months Ended September 30, 2023
Balance at January 1, 2023	$107,052	$77,665	$(3,428)	$1,237	$182,526
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(20,578)	—	—	(20,578)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(57)	(57)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(24,061)	—	—	—	(24,061)
Unrealized gains on cash flow hedges	—	34,719	—	—	34,719
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	—	3,338	—	3,338
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	90	—	90
Total other comprehensive income (loss)	(24,061)	14,141	3,428	(57)	(6,549)
Balance at September 30, 2023	$82,991	$91,806	$—	$1,180	$175,977

Nine Months Ended September 30, 2022
Balance at January 1, 2022	$241,060	$(54,839)	$(4,485)	$1,034	$182,770
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	9,134	—	—	9,134
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(42)	(42)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(74,430)	—	—	—	(74,430)
Unrealized gains on cash flow hedges	—	129,188	—	—	129,188
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	945	—	945
Total other comprehensive income (loss)	(74,430)	138,322	945	(42)	64,795
Balance at September 30, 2022	$166,630	$83,483	$(3,540)	$992	$247,565
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, the rate of inflation, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks, changes in the financial health of the Bank’s members or non-member borrowers and the effects from the Russia/Ukraine and Israel/Hamas conflicts. Among other things, political or other events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2023 (the “2022 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of September 30, 2023, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+.
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
Beginning with the quarterly dividends that were paid in the second quarter of 2023, the Bank's target range for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average overnight SOFR rate for the immediately preceding quarter plus 0 - 0.5 percent and the target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average overnight SOFR rate for the preceding quarter plus 1.0 - 1.5 percent. While the Bank has had a long-standing practice of paying quarterly dividends, future dividend payments cannot be assured. As further discussed on page 55 of this report, dividends paid in the first quarter of 2023 were indexed to average one-month LIBOR.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.

The following table summarizes the Bank’s membership, by type of institution, as of September 30, 2023 and December 31, 2022.

MEMBERSHIP SUMMARY
	September 30, 2023	December 31, 2022
Commercial banks	535	537
Credit unions	131	126
Insurance companies	62	59
Savings institutions	53	52
Community Development Financial Institutions	7	7
Total members	788	781
Housing associates	8	8
Non-member borrowers	2	3
Total	798	792
Community Financial Institutions (“CFIs”) (1)	499	500
_____________________________
(1)The figures shown reflect the number of institutions that were Community Financial Institutions as of September 30, 2023 and December 31, 2022 based upon the definitions of Community Financial Institutions that applied as of those dates.
For 2023, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2022, 2021 and 2020 of less than $1.417 billion. For 2022, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2021, 2020 and 2019 of less than $1.323 billion.
Financial Market Conditions
During the first nine months of 2023, economic growth in the United States remained modest, but was to some extent negatively impacted by the higher level of interest rates and concerns about inflation and the possibility of a near-term recession. In addition, in March 2023, several U.S. banks experienced significant deposit outflows and financial difficulties, creating stress for the banking industry and the financial markets. The extent to which these concerns affect the Bank's business will depend on many factors that remain uncertain and difficult to predict including, but not limited to, the impact that proposed regulations might have on the Bank's members and any additional actions that are taken by the Federal Reserve to combat inflation.
The gross domestic product increased at an annual rate of 4.9 percent during the third quarter of 2023 according to the advance estimate reported by the Bureau of Economic Analysis, after increasing at annual rates of 2.1 percent during the second quarter of 2023, 2.2 percent during the first quarter of 2023 and 1.9 percent during the year ended December 31, 2022. According to the Bureau of Labor Statistics, the U.S. unemployment rate increased to 3.8 percent at September 30, 2023 from 3.6 percent at June 30, 2023 and 3.5 percent at both March 31, 2023 and December 31, 2022. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index increased 3.7 percent for the 12 months ended September 30, 2023, compared to increases of 3.0 percent for the 12 months ended June 30, 2023, 5.0 percent for the 12 months ended March 31, 2023 and 6.5 percent for the 12 months ended December 31, 2022.
In an effort to combat inflation, the Federal Open Market Committee ("FOMC") increased over the course of 2022 its target for the federal funds rate from a range between 0 percent and 0.25 percent to a range between 4.25 percent and 4.50 percent. At its scheduled meetings held on January 31/February 1, 2023, March 21/22, 2023, May 2/3, 2023 and July 25/26, the FOMC further increased the target for the federal funds rate in 0.25 percent increments to a current range between 5.25 percent and 5.50 percent. At its October 31/November 1, 2023 meeting, the FOMC noted that it will continue to assess additional information and its implications for monetary policy. In determining the extent to which additional policy firming may be appropriate to return inflation to 2 percent over time, the FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.
The FOMC began reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities ("MBS") on June 1, 2022. Beginning on that date, principal payments from its holdings of Treasury securities and agency debt and agency MBS are reinvested to the extent that they exceed monthly caps. For Treasury securities, the cap was initially set at $30 billion per month and after three months it was increased to $60 billion per month. For agency debt and agency MBS, the cap was initially set at $17.5 billion per month and after three months it was increased to $35 billion per month. At its October 31/November 1. 2023 meeting, the FOMC stated that these reductions would continue.
In response to disruptions in the banking industry and financial markets, the Federal Reserve, on March 12, 2023, announced a plan to make available additional funding to eligible depository institutions to help ensure that they have the ability to meet the needs of all their depositors, through easier access to the discount window and the creation of a new Bank Term Funding Program ("BTFP"). For additional discussion of the BTFP, see page 18 of the Bank's 2022 10-K.
The following table presents information on various market interest rates at September 30, 2023 and December 31, 2022 and various average market interest rates for the three and nine-month periods ended September 30, 2023 and 2022.

	Ending Rate		Average Rate		Average Rate
	September 30, 2023	December 31, 2022	Third Quarter 2023	Third Quarter 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Federal Funds Target (1)	5.50%	4.50%	5.43%	2.39%	5.10%	1.23%
Average Effective Federal Funds Rate (2)	5.33%	4.33%	5.26%	2.18%	4.92%	1.03%
Overnight SOFR (3)	5.31%	4.30%	5.24%	2.15%	4.90%	0.99%
1-month SOFR (3)	5.32%	4.06%	5.20%	1.92%	4.85%	0.85%
3-month SOFR (3)	5.27%	3.62%	5.14%	1.44%	4.70%	0.61%
2-year SOFR (3)	4.97%	4.45%	4.84%	2.54%	4.48%	2.54%
5-year SOFR (3)	4.38%	3.75%	4.10%	2.98%	3.72%	2.46%
10-year SOFR (3)	4.27%	3.56%	3.87%	2.88%	3.51%	2.46%
3-month U.S. Treasury (3)	5.55%	4.42%	5.54%	2.75%	5.20%	1.40%
2-year U.S. Treasury (3)	5.03%	4.41%	4.92%	3.38%	4.51%	2.53%
5-year U.S. Treasury (3)	4.60%	3.99%	4.31%	3.23%	3.94%	2.68%
10-year U.S. Treasury (3)	4.59%	3.88%	4.15%	3.10%	3.80%	2.67%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg
Year-to-Date 2023 Summary
•The Bank ended the third quarter of 2023 with total assets of $147.6 billion compared with $114.3 billion at the end of 2022. The $33.3 billion increase in total assets for the nine months ended September 30, 2023 was attributable primarily to increases in the Bank's advances ($22.4 billion), short-term liquidity holdings ($8.6 billion), long-term investments ($1.5 billion) and mortgage loans held for portfolio ($0.6 billion).
•Total advances increased from $68.9 billion at December 31, 2022 to $91.3 billion at September 30, 2023. For the nine months ended September 30, 2023, the Bank's average advances were $110.8 billion.
•Mortgage loans held for portfolio increased from $4.4 billion at December 31, 2022 to $5.0 billion at September 30, 2023.
•The Bank’s net income for the three and nine months ended September 30, 2023 was $247.7 million and $662.0 million, respectively, as compared to $94.7 million and $201.3 million, respectively, during the corresponding periods in 2022. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 59 of this report.
•At all times during the first nine months of 2023, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $2.289 billion at September 30, 2023 from $1.834 billion at December 31, 2022. Retained earnings was 1.6 percent of total assets at both September 30, 2023 and December 31, 2022.
•During the first nine months of 2023, the Bank paid dividends totaling $207.6 million. The Bank’s first quarter 2023 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 3.89 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2022) and 4.89 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2022 plus 1.0 percent), respectively. The Bank’s second quarter 2023 dividends on Class B-1

Stock and Class B-2 Stock were paid at annualized rates of 4.60 percent (a rate equal to average overnight SOFR for the first quarter of 2023 plus 0.1 percent) and 5.60 percent (a rate equal to average overnight SOFR for the first quarter of 2023 plus 1.1 percent), respectively. The Bank’s third quarter 2023 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 5.07 percent (a rate equal to average overnight SOFR for the second quarter of 2023 plus 0.1 percent) and 6.07 percent (a rate equal to average overnight SOFR for the second quarter of 2023 plus 1.1 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2023			2022
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance sheet (at quarter end)
Advances	$91,338,176	$109,031,770	$124,833,636	$68,921,869	$44,238,384
Investments (1)	50,707,609	59,507,921	51,166,492	40,613,512	40,729,299
Mortgage loans held for portfolio	4,989,752	4,788,016	4,569,900	4,400,040	4,243,443
Allowance for credit losses on mortgage loans	7,551	7,471	5,245	4,865	3,221
Total assets	147,613,554	173,983,556	181,176,357	114,348,556	89,550,832
Consolidated obligations — discount notes	20,930,677	41,309,102	62,209,960	46,270,265	29,590,696
Consolidated obligations — bonds	116,303,450	121,323,406	106,947,356	59,946,458	51,838,498
Total consolidated obligations(2)	137,234,127	162,632,508	169,157,316	106,216,723	81,429,194
Mandatorily redeemable capital stock(3)	568	8,452	7,198	7,453	12,895
Capital stock — putable	5,204,484	6,216,036	6,390,682	3,984,105	3,012,726
Unrestricted retained earnings	1,826,268	1,726,619	1,600,738	1,504,236	1,434,099
Restricted retained earnings	462,618	413,074	365,144	330,210	307,029
Total retained earnings	2,288,886	2,139,693	1,965,882	1,834,446	1,741,128
Accumulated other comprehensive income	175,977	219,219	82,522	182,526	247,565
Total capital	7,669,347	8,574,948	8,439,086	6,001,077	5,001,419
Dividends paid(3)	98,532	65,837	43,231	22,587	10,568
Income statement (for the quarter)
Net interest income after provision (reversal) for mortgage loan losses(4)	$284,851	$285,545	$196,124	$151,292	$136,097
Other income (loss)	20,181	13,696	37,609	7,194	(6,097)
Other expense	29,774	32,945	39,644	29,695	24,804
AHP assessment	27,533	26,648	19,422	12,886	10,525
Net income	247,725	239,648	174,667	115,905	94,671
Performance ratios
Net interest margin(4)(5)	0.72%	0.61%	0.59%	0.61%	0.72%
Net interest spread (4)(6)	0.37	0.31	0.27	0.29	0.52
Return on average assets	0.62	0.51	0.53	0.46	0.49
Return on average equity	11.98	10.80	9.96	8.05	7.85
Return on average capital stock (7)	17.10	14.23	14.25	12.33	12.86
Total average equity to average assets	5.21	4.76	5.29	5.66	6.30
Regulatory capital ratio(8)	5.08	4.81	4.62	5.09	5.32
Dividend payout ratio (3)(9)	39.77	27.47	24.75	19.49	11.16

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.230 trillion, $1.340 trillion $1.478 trillion, $1.182 trillion and $1.032 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $140 billion, $165 billion, $172 billion, $109 billion and $84 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $102 thousand, $86 thousand, $134 thousand, $100 thousand and $58 thousand for the quarters ended September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness (excluding the price alignment amounts on cleared derivatives) increased (reduced) net interest income by $4.1 million, $1.3 million, ($10.1 million), ($11.4 million) and $6.9 million for the quarters ended September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 59 of this report.
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
Finance Agency’s Review and Analysis of the FHLBank System
In August 2022, the Finance Agency launched a comprehensive review and analysis of the FHLBank System. As part of its review and analysis, the Finance Agency solicited written input from stakeholders and held a series of public listening sessions and regional roundtable discussions. The review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role and level of support in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements.
On November 7, 2023, the Finance Agency issued a written report which sets forth the actions it intends to take or consider based on its review and analysis. The report, entitled FHLBank System at 100: Focusing on the Future, categorizes these actions under four broad themes: (1) mission of the FHLBank System; (2) stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. Among other things, the Finance Agency indicated that it will likely pursue actions related to:
a.Requiring that certain members have at least 10 percent of their assets in residential mortgage loans or equivalent mission assets (including assets that qualify as CFI collateral where appropriate) on an ongoing basis to remain eligible for FHLBank financing;
b.Preserving the benefits of FHLBank debt issuance for all members by limiting debt issuances that unduly raise debt clearing costs or debt issuance activity;

c.Considering whether FHLBank mergers or district realignment are necessary to meet the Finance Agency’s safety and soundness objectives;
d.Expanding the FHLBanks’ housing and community development focus, including a recommendation that Congress consider amending the FHLBank Act to at least double the minimum required annual AHP contributions by the FHLBanks; and
e.Recommending that Congress amend the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 to eliminate the restrictions on the Finance Agency’s authority to prescribe levels or ranges for the compensation of FHLBank executive officers.
The report also notes that the role of the FHLBanks in providing secured advances must be distinguished from the Federal Reserve’s financing facilities, which are set up to provide emergency funding for troubled financial institutions that are faced with immediate liquidity challenges. Due to operational and financing limitations of the market intermediation process, the FHLBanks cannot, in the Finance Agency’s view, functionally serve as the lender of last resort, particularly for large, troubled members that can have significant borrowing needs over a short period of time. To address this, the report notes that the FHLBanks should coordinate with their members’ primary regulators and the regional Federal Reserve Banks to ensure financial institutions’ borrowing needs continue to be met when they no longer meet a FHLBank’s credit criteria.
According to the report, the Finance Agency seeks to position the FHLBank System to continue serving as a source of stable and reliable liquidity, while increasing support for housing and community development, in a safe and sound manner. The Finance Agency characterized the report as a blueprint for innovative and prudent steps to bolster and improve the FHLBank System and its publication as the beginning of a multi-year, collaborative effort with stakeholders to address the recommended actions in the report. Under its existing authorities, the Finance Agency can implement some of the recommendations through ongoing supervision, guidance, or rulemaking, while some of the other recommendations will require Congressional action.
The Bank is unable at this time to predict what actions will ultimately result from the Finance Agency’s recommendations or the extent to which any of those actions could impact the Bank’s future business prospects, financial condition, or results of operations.
Banking Regulatory Proposals
Following the bank failures and banking industry turmoil that occurred in March 2023, the following rules have been proposed by federal banking regulators:
On September 18, 2023, the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “FRB”), and the FDIC published a joint notice of proposed rulemaking that would amend the capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity, by amending the calculation of risk-based capital requirements to better reflect the risks of these banking organizations’ exposures; reducing the complexity of the framework; enhancing the consistency of requirements across these banking organizations; and facilitating more effective supervisory and market assessments of capital adequacy (the “Proposed Capital Rule”). This proposed rule is open to public comment through January 16, 2024.
On September 19, 2023, the OCC, the FRB, and the FDIC published a joint notice of proposed rulemaking that would require certain large banking organizations to issue and maintain outstanding a minimum amount of long-term debt in order to: promote more orderly resolutions in the event of such organizations’ failure; reduce costs to the Deposit Insurance Fund; and mitigate financial stability and contagion risks by reducing the risk of loss to uninsured depositors (the “Proposed Long-Term Debt Rule”). This proposed rule is open to public comment through November 30, 2023.
On September 19, 2023, the FDIC published proposed amendments to its existing resolution plan requirements for insured depository institutions (“IDIs”) with $50 billion or more in total assets, which would require additional detail on covered IDIs’ strategies for their orderly and efficient resolutions and enhance the FDIC’s expectations for resolution plan testing. For resolutions involving a bridge depository institution, the proposed rule provides that a resolution strategy may assume continuation of FHLBank advances, provided the strategy contemplates timely repayment of those advances. This proposed rule is open to public comment through November 30, 2023.
The Bank is evaluating the extent to which these proposed rules, if adopted in their current form, may impact some of its members’ business activities with the Bank. Specifically, the Proposed Capital Rule may impact members' collateral capacity with the Bank and the Proposed Long-Term Debt Rule may impact member demand for advances.

Financial Condition
The following table provides selected period-end balances as of September 30, 2023 and December 31, 2022, as well as selected average balances for the nine-month period ended September 30, 2023 and the year ended December 31, 2022. As shown in the table, the Bank’s total assets increased by 29.1 percent between December 31, 2022 and September 30, 2023, due primarily to increases in the Bank's advances and short-term liquidity holdings. The increase in the Bank's total assets was funded by a significant amount of new borrowings and, to a lesser extent, by issuances of capital stock. Total consolidated obligations increased by $31.0 billion during the nine months ended September 30, 2023 as consolidated obligation bonds increased by $56.3 billion and consolidated obligation discount notes decreased by $25.3 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	September 30, 2023
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2022
Advances	$91,338	$22,416	32.5%	$68,922
Short-term liquidity holdings
Interest-bearing deposits	4,313	1,293	42.8%	3,020
Securities purchased under agreements to resell	19,400	7,200	59.0%	12,200
Federal funds sold	9,910	126	1.3%	9,784
Trading securities (U.S. Treasury Note)	90	1	1.1%	89
Total short-term liquidity holdings	33,713	8,620	34.4%	25,093
Long-term investments
Trading securities (U.S. Treasury Note)	99	—	—%	99
Available-for-sale securities	16,635	1,529	10.1%	15,106
Held-to-maturity securities	261	(54)	(17.1)%	315
Total long-term investments	16,995	1,475	9.5%	15,520

Mortgage loans held for portfolio, net	4,982	587	13.4%	4,395
Total assets	147,614	33,265	29.1%	114,349

Consolidated obligations
Consolidated obligations — bonds	116,303	56,357	94.0%	59,946
Consolidated obligations — discount notes	20,931	(25,339)	(54.8)%	46,270
Total consolidated obligations	137,234	31,018	29.2%	106,216

Mandatorily redeemable capital stock	1	(6)	(85.7)%	7
Capital stock	5,204	1,220	30.6%	3,984
Retained earnings	2,289	455	24.8%	1,834

Average total assets	159,788	82,956	108.0%	76,832
Average capital stock	5,828	2,950	102.5%	2,878
Average mandatorily redeemable capital stock	7	(5)	(41.7)%	12

Advances
The Bank's advances balances (at par value) increased by $23.0 billion (33 percent) during the first nine months of 2023. Demand for the Bank's advances was extraordinary during the first quarter of 2023, particularly during the five-day period from March 13, 2023 through March 17, 2023 in response to the turmoil in the banking industry and financial markets that was sparked by the financial difficulties experienced by some out-of-district depository institutions. The increase in the Bank's advances during this period was driven largely by demand from savings institutions and commercial banks as they sought to increase their liquidity levels. At March 31, 2023, advances outstanding totaled $125.1 billion. As market liquidity began to normalize in the second quarter, member demand moderated and, correspondingly, advances balances began to decline toward the end of that period (at June 30, 2023, advances outstanding totaled $109.9 billion) and this trend continued in the third quarter. The largest increases in advances during the first nine months of 2023 were to Charles Schwab Bank, SSB ($17.0 billion), Comerica Bank ($5.6 billion), USAA Federal Savings Bank ($2.5 billion) and Charles Schwab Premier Bank, SSB ($2.4 billion), the Bank's four largest borrowers at September 30, 2023.
The following table presents advances outstanding, by type of institution, as of September 30, 2023 and December 31, 2022.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Savings institutions	$42,341	46%	$20,105	29%
Commercial banks	32,621	35	33,026	48
Insurance companies	9,109	10	7,882	11
Credit unions	8,105	9	8,273	12
Community Development Financial Institutions	25	—	24	—
Total member advances	92,201	100	69,310	100
Housing associates	209	—	106	—
Non-member borrowers	18	—	21	—
Total par value of advances	$92,428	100%	$69,437	100%
Total par value of advances outstanding to CFIs (1)	$6,182	7%	$6,370	9%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of September 30, 2023 and December 31, 2022 based upon the definitions of CFIs that applied as of those dates.
At September 30, 2023, advances outstanding to the Bank’s five largest borrowers totaled $51.1 billion, representing 55.3 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2022 totaled $23.5 billion, representing 33.9 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of September 30, 2023.
FIVE LARGEST BORROWERS AS OF SEPTEMBER 30, 2023
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Charles Schwab Bank, SSB*	$27,000	29.2%
Comerica Bank	8,800	9.5
USAA Federal Savings Bank	6,000	6.5
Charles Schwab Premier Bank, SSB*	4,800	5.2
American General Life Insurance Company	4,475	4.9
	$51,075	55.3%
*Charles Schwab Bank, SSB and Charles Schwab Premier Bank, SSB are affiliated institutions

At September 30, 2023, advances outstanding to Charles Schwab Bank, SSB and Charles Schwab Premier Bank, SSB totaled $31.8 billion, representing 34.4 percent of the Bank's total outstanding advances as of that date. In aggregate, advances outstanding to these two member institutions increased by $19.4 billion during the first nine months of 2023, which contributed significantly to the total $23.0 billion increase in the Bank's advances (at par value) during the period.
The following table presents information regarding the composition of the Bank’s advances by product type as of September 30, 2023 and December 31, 2022.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	September 30, 2023		December 31, 2022
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$80,465	87.1%	$53,056	76.4%
Adjustable/variable-rate indexed	10,915	11.8	15,480	22.3
Amortizing	1,048	1.1	901	1.3
Total par value	$92,428	100.0%	$69,437	100.0%
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

Short-Term Liquidity Holdings
At September 30, 2023, the Bank’s short-term liquidity holdings were comprised of $19.4 billion of overnight reverse repurchase agreements (of which $14.0 billion was transacted with the Federal Reserve Bank of New York), $9.9 billion of overnight federal funds sold, $4.3 billion of overnight interest-bearing deposits and a $0.1 billion U.S. Treasury Note. At December 31, 2022, the Bank’s short-term liquidity holdings were comprised of a $12.2 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $9.8 billion of overnight federal funds sold, $3.0 billion of overnight interest-bearing deposits and a $0.1 billion U.S. Treasury Note. All of the Bank's federal funds sold during the nine months ended September 30, 2023 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies.
As of September 30, 2023, the Bank’s overnight federal funds sold consisted of $4.8 billion sold to counterparties rated double-A and $5.1 billion sold to counterparties rated single-A. At that same date, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance maturities and prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2022 10-K. For the nine months ended September 30, 2023, the Bank's core mission asset ("CMA") ratio was 76.8 percent. In comparison, the Bank's CMA ratio was 73.0 percent for the year ended December 31, 2022. The increase in the Bank's CMA ratio was due to the significant increase in its advances balance during the nine months ended September 30, 2023.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at September 30, 2023 and December 31, 2022 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
September 30, 2023	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$1	$274	$99	$374	$1
GSE obligations	—	3,131	—	3,131	—
Total debentures	1	3,405	99	3,505	1

MBS portfolio
GSE residential MBS	260	—	—	260	253
GSE commercial MBS	—	13,230	—	13,230	—
Total MBS	260	13,230	—	13,490	253
Total long-term investments	$261	$16,635	$99	$16,995	$254

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2022	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$1	$277	$99	$377	$1
GSE obligations	—	3,169	—	3,169	—
Total debentures	1	3,446	99	3,546	1

MBS portfolio
GSE residential MBS	288	—	—	288	283
GSE commercial MBS	—	11,660	—	11,660	—
Non-agency residential MBS	26	—	—	26	30
Total MBS	314	11,660	—	11,974	313
Total long-term investments	$315	$15,106	$99	$15,520	$314

During the nine months ended September 30, 2023, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $29 million and $416 million, respectively. During the nine months ended September 30, 2022, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $167 million and $2.258 billion, respectively.
During the three and nine months ended September 30, 2023, 4 and 11 GSE commercial MBS ("CMBS") with an aggregate par value of $97.1 million and $321.2 million, respectively, were prepaid. No yield maintenance fees were received in connection with these GSE CMBS prepayments. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $7.6 million and $18.5 million for the three and nine months ended September 30, 2023, respectively, and were recorded as an increase in interest income on available-for-sale securities. During the three and nine months ended September 30, 2022, 17 and 37 GSE CMBS with aggregate par values of $490 million and
$1.0 billion, respectively, were prepaid. In connection with these prepayments, the Bank received yield maintenance fees totaling $1.7 million and $26.7 million, respectively. The yield maintenance fees are recorded in interest income on available-for-sale securities, net of unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities. The net amounts recorded in net interest income totaled $17.2 million and $41.6 million for the three and nine months ended September 30, 2022, respectively.
During the three months ended June 30, 2023, the Bank sold all of its non-agency residential MBS ("RMBS"). Proceeds from the sale totaled $29.025 million, resulting in a net realized gain of $1.1 million. During the three months ended September 30, 2022, the Bank sold $101.2 million (par value) of GSE RMBS classified as held-to-maturity securities. The gains recognized on these sales totaled $0.1 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no other sales of long-term investments during the nine months ended September 30, 2023 or 2022.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $14.5 billion as of September 30, 2023, which represented 194 percent of its total regulatory capital at that date. With capacity to purchase MBS and its CMA ratio above 70 percent, the Bank acquired (based on trade date) $2.3 billion (par value) of GSE CMBS during the nine months ended September 30, 2023. The Bank acquired (based on trade date) $2.6 billion of GSE CMBS during the six months ended September 30, 2022. The Bank did not purchase any MBS during the first three months of 2022. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE CMBS if attractive opportunities are available and provided it is reasonably confident (at the time of purchase) that it can maintain its CMA ratio at or above 70 percent.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of September 30, 2023, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 15 of this report).
As of September 30, 2023, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P.
The Bank's remaining RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($260 million par value at September 30, 2023) which include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps, exposing the Bank to interest rate risk. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of September 30, 2023, one-month SOFR was 5.32 percent and the effective interest rate caps on one-month SOFR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.84 percent to 9.04 percent. The largest concentration of embedded effective caps ($241 million) was between 5.84 percent and 6.10 percent. As of September 30, 2023, one-month SOFR rates were 52 basis points below the lowest effective interest rate cap embedded in the CMO floaters.

Mortgage Loans Held For Portfolio
As of September 30, 2023 and December 31, 2022, mortgage loans held for portfolio (net of allowance for credit losses) were $5.0 billion and $4.4 billion, respectively, representing approximately 3.4 percent and 3.8 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its participating financial institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Approximately $4.929 billion of the $4.935 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at September 30, 2023 were conventional loans, almost all of which were acquired since 2016. The remaining $6 million (unpaid principal balance) of the mortgage loan portfolio is comprised of government-guaranteed or government-insured loans that were acquired during the period from 1998 to mid-2003.
During the three and nine months ended September 30, 2023, the Bank acquired mortgage loans totaling $309 million ($307 million unpaid principal balance) and $849 million ($841 million unpaid principal balance), respectively. In comparison, the Bank acquired mortgage loans totaling $365 million ($366 million unpaid principal balance) and $1.179 billion ($1.184 billion unpaid principal balance) during the three and nine months ended September 30, 2022, respectively. All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. The Bank’s mortgage loan purchases were lower in 2023 due to a slowdown in originations resulting from the significant increase in mortgage interest rates. The increase in mortgage interest rates also led to a significant reduction in mortgage prepayment activity. During the three and nine months ended September 30, 2023, mortgage loan prepayments totaled $72 million and $154 million, respectively, compared to $75 million and $328 million during the three and nine months ended September 30, 2022, respectively.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $621,000 and $554,000 during the three months ended September 30, 2023 and 2022, respectively, and $1,845,000 and $1,601,000 for the nine months ended September 30, 2023 and 2022, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $7,551,000 and $4,865,000 at September 30, 2023 and December 31, 2022, respectively.

Consolidated Obligations and Deposits
During the nine months ended September 30, 2023, the Bank’s outstanding consolidated obligation bonds (at par value) increased by $56.2 billion and its outstanding consolidated obligation discount notes (at par value) decreased by $25.5 billion. The following table presents the composition of the Bank’s outstanding bonds at September 30, 2023 and December 31, 2022.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	September 30, 2023		December 31, 2022
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Callable	$55,757	47.0%	$28,801	46.1%
Non-callable	13,848	11.7	9,710	15.6
Non-callable SOFR-indexed variable-rate	42,392	35.7	15,054	24.1
Step-up
Callable	4,702	4.0	7,616	12.2
Non-callable	1,934	1.6	1,246	2.0
Callable step-down	15	—	15	—
Total par value	$118,648	100.0%	$62,442	100.0%
During the first nine months of 2023, the Bank issued $117.1 billion of consolidated obligation bonds and approximately $140.0 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used to fund increases in the Bank's advances and short-term liquidity holdings and to replace maturing consolidated obligation bonds and discount notes. At September 30, 2023 and December 31, 2022, discount notes comprised approximately 15 percent and 43 percent, respectively, of the Bank's total consolidated obligations. During the nine months ended September 30, 2023, the Bank's bond issuance (based on trade date and par value) consisted of approximately $34.9 billion of swapped fixed-rate callable bonds (including step-up bonds), $2.9 billion of fixed-rate, predominately short-term non-callable bonds (which were not swapped), and $79.3 billion of SOFR-indexed non-callable bonds.
The weighted average SOFR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated SOFR plus 0.3 basis points during the three months ended September 30, 2023, compared to SOFR minus 2.0 basis points during the three months ended June 30, 2023 and SOFR minus 2.5 basis points during the three months ended September 30, 2022. SOFR-indexed bonds, which are generally more expensive than swapped fixed-rate callable bonds, represented a higher percentage of the Bank's debt issuance during the three months ended September 30, 2023, resulting in a slight increase in the Bank's SOFR-equivalent cost of debt.
Demand and term deposits were approximately $1.3 billion at both September 30, 2023 and December 31, 2022. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $5.2 billion and $4.0 billion at September 30, 2023 and December 31, 2022, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $5.8 billion and $2.9 billion for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.
Mandatorily redeemable capital stock outstanding at September 30, 2023 and December 31, 2022 was $0.6 million and $7.5 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At September 30, 2023 and December 31, 2022, the Bank’s five largest shareholders collectively held $2.169 billion and $1.004 billion, respectively, of capital stock, which represented 41.7 percent and 25.2 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of September 30, 2023.
FIVE LARGEST SHAREHOLDERS AS OF SEPTEMBER 30, 2023
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Charles Schwab Bank, SSB	$1,139,097	21.9%
Comerica Bank	367,800	7.1
USAA Federal Savings Bank	260,019	5.0
Charles Schwab Premier Bank, SSB	208,550	4.0
American General Life Insurance Company	193,057	3.7
	$2,168,523	41.7%

As of September 30, 2023, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

Charles Schwab Trust Bank, an affiliate of Charles Schwab Bank, SSB and Charles Schwab Premier Bank, SSB, held $5,289,000 of the Bank's capital stock as of September 30, 2023, representing 0.1 percent of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. In aggregate, these three affiliated institutions held $1,352,936,000 of the Bank's capital stock as of September 30, 2023, representing 26.0 percent of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.

In addition, six affiliates of USAA Federal Savings Bank held a combined total of $29,355,000 of the Bank's capital stock as of September 30, 2023 and the Variable Annuity Life Insurance Company, an affiliate of American General Life Insurance Company, held $56,794,000 of the Bank's capital stock as of that date. In aggregate, USAA-affiliated institutions and institutions affiliated with American General Life Insurance Company held $289,374,000 and $249,851,000, respectively, of the Bank's capital stock as of September 30, 2023, representing 5.6 percent and 4.8 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.

The following table presents outstanding capital stock, by type of institution, as of September 30, 2023 and December 31, 2022.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	September 30, 2023		December 31, 2022
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$2,169	42%	$1,991	50%
Savings institutions	1,832	35	864	22
Credit unions	722	14	697	17
Insurance companies	480	9	431	11
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	5,204	100	3,984	100
Mandatorily redeemable capital stock	1	—	7	—
Total regulatory capital stock	$5,205	100%	$3,991	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. During the nine months ended September 30, 2023, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below, and 0.1 percent of outstanding letters of credit that were issued or renewed on and after April 19, 2021 (the "LC Percentage"). The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose include amendments that extend the expiration date of the letter of credit. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. At September 30, 2023, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $413 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from April 19, 2021 through December 31, 2021 and (2) had a maturity of 32 days or greater. For advances that were funded on or prior to April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. On December 8, 2021, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2021 to December 31, 2022. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. If, at the time of funding an advance that would have otherwise been eligible for the reduced capital stock investment requirement, the then outstanding balance of advances made pursuant to this offering totaled $5 billion, then the standard capital stock investment requirement of 4.1 percent applied. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022. At September 30, 2023, advances outstanding under this program totaled approximately $4.0 billion.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the nine months ended September 30, 2023, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 27, 2023, June 28, 2023 and September 26, 2023, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 27, 2023, June 28, 2023 and September 26, 2023, the Bank repurchased surplus stock totaling $203.3 million, $636.0 million and $252.4 million, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.
On March 27, 2023, June 28, 2023 and September 26, 2023, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $319,000, $658,000 and $1,269,000, respectively.
At September 30, 2023, the Bank’s excess stock totaled $990 million, which represented 0.67 percent of the Bank’s total assets as of that date.
During the nine months ended September 30, 2023, the Bank’s retained earnings increased by $455 million, from $1.834 billion at December 31, 2022 to $2.289 billion at September 30, 2023. During this same period, the Bank paid dividends on capital stock totaling $207.6 million, which represented a weighted average annualized dividend rate of 5.39 percent. These dividends were paid in the form of capital stock with any fractional shares paid in cash. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 3.89 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2022) and 4.89 percent (a rate equal to average one-month LIBOR for the fourth quarter of 2022 plus 1.0 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2022 through December 31, 2022, were paid on March 28, 2023. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 4.60 percent (a rate equal to average overnight SOFR for the first quarter of 2023 plus 0.1 percent) and 5.60 percent (a rate equal to average overnight SOFR for the first quarter of 2023 plus 1.1 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2023 through March 31, 2023, were paid on June 29, 2023. The Bank’s third quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 5.07 percent (a rate equal to average overnight SOFR for the second quarter of 2023 plus 0.1 percent) and 6.07 percent (a rate equal to average overnight SOFR for the second quarter of 2023 plus 1.1 percent), respectively. The third quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from April 1, 2023 through June 30, 2023, were paid on September 27, 2023.
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
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2022 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At September 30, 2023, the Bank’s total risk-based capital requirement was $1.420 billion, comprised of credit risk, market risk and operations risk capital requirements of $510 million, $582 million and $328 million, respectively, and its permanent capital was $7.494 billion.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at September 30, 2023 or December 31, 2022. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the

Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the nine months ended September 30, 2023, the Bank was in compliance with all of its regulatory capital requirements. At September 30, 2023, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.08 percent and 7.62 percent, respectively. The Bank's capital stock-to-assets ratio was 3.66 percent for the month ended September 30, 2023. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of September 30, 2023 and December 31, 2022, see “Item 1. Financial Statements” (specifically, Note 14 on page 31 of this report).
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
The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of September 30, 2023 and December 31, 2022.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
September 30, 2023
Advances	$49,458	$2,613	$—	$1,109	$53,180
Investments	—	17,458	—	1,153	18,611
Mortgage loans held for portfolio	—	—	—	1,406	1,406
Consolidated obligation bonds	—	70,544	—	1,713	72,257
Consolidated obligation discount notes	—	—	1,066	1,716	2,782
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$49,458	$90,615	$1,066	$22,816	$163,955
December 31, 2022
Advances	$18,768	$637	$—	$2,000	$21,405
Investments	—	15,847	—	1,153	17,000
Mortgage loans held for portfolio	—	—	—	596	596
Consolidated obligation bonds	—	43,766	—	372	44,138
Consolidated obligation discount notes	—	—	1,066	3,402	4,468
Intermediary positions	—	—	—	119	119
Counterparty exposures	—	—	—	16,300	16,300
Other	—	—	—	425	425
Total notional balance	$18,768	$60,250	$1,066	$24,367	$104,451
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of September 30, 2023, the Bank had cleared trades outstanding with notional amounts totaling $74.7 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has also transacted interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of September 30, 2023, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $89.2 billion.
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
The Dodd-Frank Act changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank is able in certain instances to continue to enter into uncleared trades on a bilateral basis, transactions entered into on and after September 1, 2022 are subject to two-way initial margin requirements if certain thresholds are met. The Bank is required to post initial margin when its unmargined exposure (excluding legacy derivatives) exceeds $50 million on a counterparty-by-counterparty basis. The Bank was not required to post initial margin relating to its bilaterally traded derivatives during 2022. As of September 30, 2023, the Bank had pledged securities with a carrying value of $49.4 million to two bilateral derivative counterparties to meet its initial margin requirements.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of September 30, 2023.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	1	$26,229.5	$188.4	$(198.1)	$14.5	$4.8
Cleared derivatives (3)	—	3,383.8	1.0	0.1	11.2	12.3
Liability positions with credit exposure
Single-A	9	27,488.7	(550.2)	558.4	—	8.2
Triple-B	1	3,550.0	(263.6)	267.5	—	3.9
Cleared derivatives (3)	—	71,349.8	(23.9)	(2.1)	910.1	884.1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	11	132,001.8	(648.3)	625.8	935.8	913.3
Asset positions without credit exposure(4)	1	4,327.2	7.1	(7.9)	—	—
Liability positions without credit exposure	4	27,598.4	(405.4)	390.9	5.5	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	5	31,925.6	(398.3)	383.0	5.5	—
Total non-member counterparties	16	163,927.4	(1,046.6)	$1,008.8	$941.3	$913.3

Member institutions
Interest rate exchange agreements (5)
Liability positions	1	9.3	(0.2)
Mortgage delivery commitments	—	18.0	—
Total member institutions	1	27.3	(0.2)
Total	17	$163,954.7	$(1,046.8)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of September 30, 2023.
(2)Includes amounts that had not settled as of September 30, 2023.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for asset positions without credit exposure consisted of transactions with a counterparty that is affiliated with a member of the Bank.
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
During the six months ended June 30, 2023, the Bank modified approximately $13.9 billion (notional value) of its clearinghouse-traded LIBOR-indexed derivatives to reference SOFR. In addition, during this same period, the Bank terminated approximately $2.8 billion (notional value) of clearinghouse-traded LIBOR-indexed derivatives with largely offsetting risks or short remaining terms to maturity. The Bank's remaining clearinghouse-traded LIBOR-indexed derivatives ($118 million notional value as of June 30, 2023) had their last LIBOR reset prior to June 30, 2023 and therefore were not subject to any fallback provisions.
The Bank's remaining uncleared LIBOR-indexed derivatives as of June 30, 2023 ($236 million notional value) fell back to SOFR (pursuant to the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association) during the three months ended September 30, 2023. The Bank's remaining LIBOR-indexed investments as of June 30, 2023 ($271 million par value) fell back to SOFR during the three months ended September 30, 2023, in accordance with the provisions of the Adjustable Interest Rate (LIBOR) Act or, in some cases, the contractual provisions of the securities. The Bank did not have any outstanding LIBOR-indexed financial instruments at September 30, 2023.
Results of Operations
Net Income
Net income for the three months ended September 30, 2023 and 2022 was $247.7 million and $94.7 million, respectively. The Bank’s net income for the three months ended September 30, 2023 represented an annualized return on average capital stock ("ROCS") of 17.10 percent. In comparison, the Bank’s ROCS was 12.86 percent for the three months ended September 30, 2022. Net income for the nine months ended September 30, 2023 and 2022 was $662.0 million and $201.3 million, respectively. The Bank’s net income for the nine months ended September 30, 2023 represented an annualized ROCS of 15.19 percent. In comparison, the Bank’s ROCS was 10.39 percent for the nine months ended September 30, 2022. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended September 30, 2023 and 2022, the Bank’s income before assessments was $275.3 million and $105.2 million, respectively. As discussed in more detail below, the $170.1 million increase in income before assessments from period to period was attributable to a $148.8 million increase in net interest income after provision for mortgage loan losses and a $26.3 million favorable change in other income (loss), partially offset by a $5.0 million increase in other expense.
During the nine months ended September 30, 2023 and 2022, the Bank’s income before assessments was $735.6 million and $223.7 million, respectively. As discussed in more detail below, the $511.9 million increase in income before assessments from period to period was attributable to a $438.1 million increase in net interest income after provision for mortgage loan losses and a $104.1 million favorable change in other income (loss), partially offset by a $30.3 million increase in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision for Mortgage Loan Losses
For the three months ended September 30, 2023, the Bank’s net interest income (after provision for mortgage loan losses) was $284.9 million compared to $136.1 million for the comparable period in 2022. The $148.8 million increase in net interest income for the three months ended September 30, 2023, as compared to the corresponding period in 2022, was due largely to the significant increase in the average balances of the Bank's interest-earning assets from $77.3 billion during the three months ended September 30, 2022 to $158.1 billion during the comparable period in 2023 and higher rates of return on the Bank's invested capital, partially offset by a $20.4 million increase in net price alignment expense on cleared derivatives, a $2.7 million unfavorable change in fair value hedge ineffectiveness gains and losses from period to period and a $9.6 million decrease in net yield maintenance fees received in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 50 of this report).
For the nine months ended September 30, 2023, the Bank’s net interest income (after provision for mortgage loan losses) was $766.5 million compared to $328.4 million for the comparable period in 2022. The $438.1 million increase in net interest income for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, was due largely to the significant increase in the average balances of the Bank's interest-earning assets from $69.6 billion during the nine months ended September 30, 2022 to $160.6 billion during the comparable period in 2023 and higher rates of return on the Bank's invested capital, partially offset by a $45.8 million increase in net price alignment expense on cleared derivatives, a $26.3 million unfavorable change in fair value hedge ineffectiveness gains and losses from period to period and a $23.1 million decrease in net yield maintenance fees received in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 50 of this report).
The Bank’s net interest margin was 72 basis points and 64 basis points for the three and nine months ended September 30, 2023, respectively, and 72 basis points and 63 basis points for the three and nine months ended September 30, 2022, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 37 basis points and 52 basis points for the three months ended September 30, 2023 and 2022, respectively, and 32 basis points and 53 basis points for the nine months ended September 30, 2023 and 2022, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income. In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net yield maintenance fees on GSE CMBS. The decrease in the Bank's net interest spread for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, was primarily due to higher price alignment expenses on cleared derivatives, the impact of fair value hedge ineffectiveness gains and losses, lower net yield maintenance fees on GSE CMBS prepayments, higher debt costs, and changes in the mix of the Bank's assets. Advances, which generally earn lower rates relative to the Bank's long-term investments, represented a significantly higher percentage of the Bank's earning assets during the nine months ended September 30, 2023 as compared to the prior period.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended September 30, 2023 and 2022, the fair value hedge ineffectiveness amounts reported in net interest income (excluding the price alignment amount on cleared derivatives) reduced interest income on advances by $906,000 and $309,000, respectively, increased interest income on available-for-sale securities by $819,000 and $7,600,000, respectively, and increased (reduced) interest expense on consolidated obligations by ($4,204,000) and $428,000, respectively. In aggregate, these amounts increased net interest income by $4,117,000 and $6,863,000 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the fair value hedge ineffectiveness amounts reported in net interest income (excluding the price alignment amount on cleared derivatives) increased (reduced) interest income on advances by ($3,917,000) and $522,000, respectively, increased (reduced) interest income on available-for-sale securities by ($6,677,000) and $25,643,000, respectively, and increased (reduced) interest expense on consolidated obligations by ($5,882,000) and $4,586,000, respectively. In aggregate, these amounts increased (reduced) net interest income by ($4,712,000) and $21,579,000 for the nine months ended September 30, 2023 and 2022, respectively.
The higher yielding, longer duration fixed-rate GSE CMBS and GSE debentures held in the Bank’s available-for-sale securities portfolio (most of which are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) expose the Bank to periodic earnings variability in the form of fair value hedge ineffectiveness. For the hedge relationships that were established prior to 2022, the hedge ineffectiveness gains and losses are attributable in large part to the use of different discount curves to value the interest rate swaps (either the overnight index swap curve or the SOFR curve) and the GSE CMBS/GSE debentures (LIBOR/SOFR plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank intends to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are, in the absence of CMBS prepayments, expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
As allowed under U.S. GAAP, the Bank has designated the hedged risk associated with its investments in available-for-sale securities that were acquired in 2022 and the first nine months of 2023 as the SOFR benchmark interest rate component, thereby excluding the credit spread from the hedged items’ contractual cash flows. Long-haul hedging relationships that are based upon the benchmark rate component of the contractual coupon cash flows are expected to generate significantly less periodic earnings variability than the Bank’s other (pre-2022) available-for-sale hedging relationships which are based upon the securities’ contractual cash flows. During the three and nine months ended September 30, 2023, the fair value hedge ineffectiveness losses associated with the Bank’s available-for-sale benchmark component hedging relationships ($6.1 billion notional swaps hedging $6.1 billion of GSE CMBS that were purchased during the last nine months of 2022 and the first nine months of 2023) totaled $534,000 and $924,000 respectively. The Bank did not have any benchmark component hedging relationships during the three months ended March 31, 2022.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 20 basis points and 10 basis points during the three and nine months ended September 30, 2022, respectively, to 35 basis points and 32 basis points during the three and nine months ended September 30, 2023, respectively. The increase in the impact of non-interest bearing funds for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, was primarily due to the significant increase in short-term interest rates between the periods.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended September 30, 2023 and 2022.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$5,989	$81	5.36%	$3,369	$20	2.27%
Securities purchased under agreements to resell	9,053	122	5.35%	728	5	2.43%
Federal funds sold	14,006	187	5.31%	8,455	47	2.22%
Investments
Trading	320	3	3.19%	1,391	3	0.83%
Available-for-sale (3)	16,539	268	6.49%	13,842	121	3.50%
Held-to-maturity (3)	266	4	5.74%	406	2	2.66%
Advances (4)	107,062	1,519	5.68%	45,045	268	2.38%
Mortgage loans held for portfolio (5)	4,899	47	3.81%	4,058	31	3.12%
Total earning assets	158,134	2,231	5.64%	77,294	497	2.57%
Cash and due from banks	43			41
Other assets	616			249
Derivatives netting adjustment (2)	(1,343)			(1,741)
Fair value adjustment on available-for-sale securities (3)	104			133
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	—			(4)
Total assets	$157,554	2,231	5.66%	$75,972	497	2.62%
Liabilities and Capital
Interest-bearing deposits (2)	$1,365	18	5.24%	$1,453	8	2.11%
Consolidated obligations
Bonds	117,781	1,573	5.34%	42,589	235	2.21%
Discount notes	28,639	355	4.95%	26,126	118	1.80%
Mandatorily redeemable capital stock and other borrowings	6	—	5.15%	29	—	2.39%
Total interest-bearing liabilities	147,791	1,946	5.27%	70,197	361	2.05%
Other liabilities	2,904			2,729
Derivatives netting adjustment (2)	(1,343)			(1,741)
Total liabilities	149,352	1,946	5.21%	71,185	361	2.03%
Total capital	8,202			4,787
Total liabilities and capital	$157,554		4.94%	$75,972		1.90%
Net interest income		$285			$136
Net interest margin			0.72%			0.72%
Net interest spread			0.37%			0.52%
Impact of non-interest bearing funds			0.35%			0.20%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended September 30, 2023 and 2022 in the table above include $1.290 billion and $1.739 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended September 30, 2023 and 2022 in the table above include $50.0 million and $0.1 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $20 million and 26 million of non-accruing loans for the three months ended September 30, 2023 and 2022, respectively.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the nine months ended September 30, 2023 and 2022.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$5,905	$224	5.06%	$2,469	$25	1.34%
Securities purchased under agreements to resell	7,516	289	5.14%	937	6	0.87%
Federal funds sold	14,888	557	5.01%	5,623	61	1.45%
Investments
Trading	339	8	3.11%	2,935	11	0.49%
Available-for-sale (3)	16,177	715	5.90%	13,720	243	2.37%
Held-to-maturity (3)	289	12	5.36%	494	5	1.45%
Advances (4)	110,838	4,391	5.28%	39,594	417	1.40%
Mortgage loans held for portfolio (5)	4,678	128	3.65%	3,845	83	2.88%
Total earning assets	160,630	6,324	5.25%	69,617	851	1.63%
Cash and due from banks	44			92
Other assets	638			188
Derivatives netting adjustment (2)	(1,603)			(1,365)
Fair value adjustment on available-for-sale securities (3)	81			177
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	(2)			(4)
Total assets	$159,788	6,324	5.28%	$68,705	851	1.65%
Liabilities and Capital
Interest-bearing deposits (2)	$1,416	52	4.89%	$1,701	11	0.87%
Consolidated obligations
Bonds	103,243	3,891	5.03%	41,807	342	1.09%
Discount notes	45,581	1,611	4.71%	20,078	170	1.13%
Mandatorily redeemable capital stock and other borrowings	21	1	5.67%	18	—	1.70%
Total interest-bearing liabilities	150,261	5,555	4.93%	63,604	523	1.10%
Other liabilities	3,053			2,053
Derivatives netting adjustment (2)	(1,603)			(1,365)
Total liabilities	151,711	5,555	4.88%	64,292	523	1.08%
Total capital	8,077			4,413
Total liabilities and capital	$159,788		4.64%	$68,705		1.02%
Net interest income		$769			$328
Net interest margin			0.64%			0.63%
Net interest spread			0.32%			0.53%
Impact of non-interest bearing funds			0.32%			0.10%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the nine months ended September 30, 2023 and 2022 in the table above include $1.582 billion and $1.363 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the nine months ended September 30, 2023 and 2022 in the table above include $18 million and $1 million, respectively which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $20 million and $34 million of non-accruing loans for the nine months ended September 30, 2023 and 2022, respectively.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine-month periods ended September 30, 2023 and 2022. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023 vs. 2022			September 30, 2023 vs. 2022
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$22	$39	$61	$66	$133	$199
Securities purchased under agreements to resell	106	11	117	166	117	283
Federal funds sold	45	95	140	198	298	496
Investments
Trading	(3)	3	—	(17)	14	(3)
Available-for-sale	27	120	147	51	421	472
Held-to-maturity	(1)	3	2	(3)	10	7
Advances	624	627	1,251	1,568	2,406	3,974
Mortgage loans held for portfolio	8	8	16	20	25	45
Total interest income	828	906	1,734	2,049	3,424	5,473
Interest expense
Interest-bearing deposits	—	10	10	(2)	43	41
Consolidated obligations
Bonds	743	595	1,338	1,028	2,521	3,549
Discount notes	12	225	237	411	1,030	1,441
Mandatorily redeemable capital stock and other borrowings	—	—	—	—	1	1
Total interest expense	755	830	1,585	1,437	3,595	5,032
Changes in net interest income	$73	$76	$149	$612	$(171)	$441

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and nine months ended September 30, 2023 and 2022.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest income (expense) associated with:
Member/offsetting derivatives	$1	$8	$8	$26
Economic hedge derivatives related to advances	2,592	—	5,621	(47)
Economic hedge derivatives related to trading securities	(30)	1,166	(94)	1,074
Economic hedge derivatives related to available-for-sale securities	10	(1)	28	(15)
Economic hedge derivatives related to consolidated obligation bonds	138	270	258	532
Economic hedge derivatives related to consolidated obligation discount notes	(3,010)	(4,495)	(10,555)	(4,419)
Economic hedge derivatives related to mortgage loans held for portfolio	4,726	1,206	12,934	1,091
Other stand-alone economic hedge derivatives	(3,720)	(377)	(10,029)	2,332
Total net interest income (expense) associated with economic hedge derivatives	707	(2,223)	(1,829)	574
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(1,764)	251	4,936	2,022
Available-for-sale securities	14	113	18	333
Trading securities	19	(1,083)	—	—
Mortgage loans held for portfolio	12,876	28,570	13,121	48,610
Consolidated obligation bonds	(405)	(4,803)	(1,926)	(5,392)
Consolidated obligation discount notes	2,840	934	6,695	(7,578)
Other stand-alone economic hedge derivatives	(1,606)	(16,501)	286	(46,806)
Interest rate swaptions
Available-for-sale securities	(1,047)	(1,594)	(2,146)	(2,413)
Mortgage loans held for portfolio	(2,754)	(10,236)	(3,631)	(9,448)
Mortgage delivery commitments	953	(637)	3,003	(1,421)
Member/offsetting swaps and caps	(1)	(7)	(7)	(28)
Total fair value gains (losses) related to economic hedge derivatives	9,125	(4,993)	20,349	(22,121)
Price alignment amount on daily settled derivative contracts	5,050	233	10,160	292
Total net gains (losses) on derivatives and hedging activities	14,882	(6,983)	28,680	(21,255)
Net gains (losses) on trading securities	(147)	(3,227)	441	(22,428)
Net gains (losses) on other assets carried at fair value	(381)	(551)	773	(2,891)
Gains on early extinguishment of debt	—	—	23,396	—
Realized gains on sales of held-to-maturity securities	—	127	1,081	127
Service fees	842	856	2,407	2,302
Letter of credit fees	4,516	3,181	12,989	9,928
Standby bond purchase agreement fees	418	451	1,264	1,365
Other, net	51	49	455	212
Total other	5,299	886	42,806	(11,385)
Total other income (loss)	$20,181	$(6,097)	$71,486	$(32,640)

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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(2.2) million and $(4.4) million for the three months ended September 30, 2023 and 2022, respectively, and totaled $3.0 million and $(3.0) million for the nine months ended September 30, 2023 and 2022, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At September 30, 2023 and December 31, 2022, the notional balance of these derivatives totaled $400 million and $425 million, respectively. For the three months ended September 30, 2023 and 2022, the losses associated with these stand-alone economic hedge derivatives were $1.6 million and $16.3 million, respectively. The gains (losses) associated with these stand-alone economic hedge derivatives were $0.3 million and $(46.6) million for the nine months ended September 30, 2023 and 2022, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions were $10.1 million and $18.3 million for the three months ended September 30, 2023 and 2022, respectively, and $9.5 million and $39.1 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains/losses from the commitment date to the settlement date) were $0.9 million and $(0.6) million for the three months ended September 30, 2023 and 2022, respectively, and $3.0 million and $(1.4) million for the nine months ended September 30, 2023 and 2022, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the three months ended September 30, 2023 and 2022, the losses associated with these stand-alone economic hedge derivatives were $1.0 million and $1.6 million, respectively. For the nine months ended September 30, 2023 and 2022, the losses associated with these stand-alone economic hedge derivatives were $2.1 million and $2.4 million, respectively.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the three months ended September 30, 2023 and 2022, the gains associated with these stand-alone economic hedge derivatives were $2.8 million and $0.9 million, respectively, and for the nine months ended September 30, 2023 and 2022, the gains (losses) associated with these stand-alone economic hedge derivatives were $6.7 million and $(7.6) million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank offers interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the three and nine months ended September 30, 2023 and 2022.
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
Other
During the nine months ended September 30, 2023, the Bank held U.S. Treasury Notes and U.S Treasury Bills, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these investments were $(0.2) million and $(3.2) million for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $(22.4) million for the nine months ended September 30, 2023 and 2022, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes and U.S Treasury Bills held in its short-term liquidity portfolio. The gains (losses) associated with these stand-alone derivatives were $19,000 and $(1,083,000) for the three months ended September 30, 2023 and 2022, respectively. There were no net gains (losses) associated with these stand-alone derivatives for the nine months ended September 30, 2023 or 2022.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled ($0.4) million and ($0.6) million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $(2.9) million for the nine months ended September 30, 2023 and 2022, respectively. The gains (losses) on the securities are offset by a corresponding increase (decrease) in amounts owed to participants in the deferred compensation plans, the expense (or credit) for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
During the three months ended March 31, 2023, the Bank extinguished three consolidated obligation bonds with a total par value of $250 million. The gains on these extinguishments totaled $23.4 million. There were no debt extinguishments during the six months ended September 30, 2023 or the nine months ended September 30, 2022.
During the three months ended June 30, 2023, the Bank sold all of its non-agency RMBS that had been classified as held-to-maturity securities. Proceeds from the sale totaled $29,025,000, resulting in a net realized gain of $1,081,000. During the three months ended September 30, 2022, the Bank sold nine held-to-maturity securities. Proceeds from the sales totaled $100,365,000, resulting in realized gains of $127,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The Bank did not sell any available-for-sale securities or any other held-to-maturity securities during the nine months ended September 30, 2023 or 2022.
Letter of credit fees totaled $4.5 million and $13.0 million for the three and nine months ended September 30, 2023, respectively, compared to $3.2 million and $9.9 million for the corresponding periods in 2022. At September 30, 2023 and 2022, outstanding letters of credit totaled $29.1 billion and $18.8 billion, respectively.
Standby bond purchase agreement fees totaled $0.4 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and 2022, outstanding standby bond purchase agreements totaled $814 million and $883 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three and nine months ended September 30, 2023, these expenses totaled $29.8 million and $102.4 million, respectively, compared to $24.8 million and $72.0 million for the corresponding periods in 2022.
Compensation and benefits were $12.8 million and $50.0 million for the three and nine months ended September 30, 2023, respectively, compared to $11.2 million and $32.7 million for the corresponding periods in 2022. The increase in compensation and benefits for the three months ended September 30, 2023, as compared to the corresponding period in 2022, totaled $1.6 million and was due largely to increases in expenses related to the Bank's incentive plans (due to higher expected goal achievement), as well as cost-of-living and merit increases and higher average headcount. The increase in compensation and benefits for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, totaled $17.3 million and was due largely to increases in expenses related to the Bank's defined benefit pension plan, its non-qualified deferred compensation plans and its incentive plans, as well as cost-of-living and merit increases and higher average headcount. In March 2023, the Bank made a $10.0 million voluntary contribution to the multiemployer defined benefit pension plan in which it participates. The Bank does not expect to make any significant contributions to this plan during the remainder of 2023. Expenses related to employees' participation in the Bank's non-qualified deferred compensation plans were $0.1 million and $3.1 million higher during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022 due to favorable changes in the fair value of the assets associated with those plans. The Bank's average headcount was 203 and 196 employees for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the Bank employed 200 people, a decrease of 1 employee from December 31, 2022.
Other operating expenses for the three and nine months ended September 30, 2023 were $11.6 million and $35.0 million, respectively, compared to $10.1 million and $28.7 million, respectively, for the corresponding periods in 2022, representing increases of $1.5 million and $6.3 million, respectively. The increases in other operating expenses for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, resulted primarily from increased usage of independent contractors to support information technology initiatives at the Bank, as well as increases in software costs and mortgage program expenses. In addition, during the nine months ended September 30, 2023, as compared to the corresponding period in 2022, member event expenses increased and expenses related to directors' participation in the Bank's non-qualified deferred compensation plan also increased due to favorable changes in the fair value of the assets associated with the plan.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $3.6 million and $11.8 million for the three and nine months ended September 30, 2023, respectively, as compared to $2.9 million and $8.9 million, respectively, for the corresponding periods in 2022.
Discretionary grants and donations increased from $0.4 million and $0.7 million for the three and nine months ended September 30, 2022, respectively to $1.4 million and $3.9 million for the three and nine months ended September 30, 2023, respectively, due primarily to disaster relief provided during the second and third quarters of 2023 in response to severe storms and tornados in Mississippi and Arkansas.
Derivative clearing fees were $0.5 million and $1.7 million for the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $1.0 million for the corresponding periods in 2022, due in large part to increased activity and, in the nine-month period, the derivative modifications that were discussed previously in the section entitled "LIBOR Phase-Out" beginning on page 58 of this report.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its Affordable Housing Program (“AHP”).
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $27.5 million and $10.5 million for the three months ended September 30, 2023 and 2022, respectively, and $73.6 million and $22.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Critical Accounting Policies and Estimates
A discussion of the Bank’s critical accounting policies and the extent to which management uses judgment and estimates in applying those policies is provided in the 2022 10-K. There were no substantive changes to the Bank’s critical accounting policies, or the extent to which management uses judgment and estimates in applying those policies, during the nine months ended September 30, 2023.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At September 30, 2023, the Bank’s short-term liquidity holdings were comprised of $19.4 billion of overnight reverse repurchase agreements (of which $14.0 billion was transacted with the Federal Reserve Bank of New York), $9.9 billion of overnight federal funds sold, $4.3 billion of overnight interest-bearing deposits and a $0.1 billion U.S. Treasury Note.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1.0 billion from the FHLBank of Topeka. The Bank did not assume any other consolidated obligations from other FHLBanks during the nine months ended September 30, 2023 or 2022.
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
On and after December 31, 2020, the Finance Agency considers a FHLBank to have adequate reserves of liquid assets if the FHLBank maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2022, the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 15 percent and negative 30 percent, respectively. The Bank was in compliance with these liquidity requirements at all times during the nine months ended September 30, 2023 except as discussed in the next two sentences. On four consecutive days during the first quarter of 2023, the Bank's positive daily cash balance measurement was below 20 calendar days due to unusually large and unforeseen advance demand resulting from the turmoil in the banking industry. On March 14, 15, 16 and 17, 2023, the Bank's positive daily cash balance measurement fell to 15 calendar days for each of the first three days before increasing to 19 calendar days on the fourth day. On the next business day (March 20, 2023), the Bank increased this liquidity measurement beyond 20 days.
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

The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below entitled "Market Value of Equity," the Bank was in compliance with this limit at September 30, 2023, June 30, 2023, March 31, 2023 and December 31, 2022.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2022	$6.237	$6.324	1.39%	$5.952	(4.57)%	$6.300	1.01%	$6.122	(1.84)%
March 2023	8.712	8.825	1.29%	8.410	(3.47)%	8.787	0.85%	8.586	(1.45)%
June 2023	8.831	8.818	(0.15)%	8.739	(1.04)%	8.831	—%	8.787	(0.50)%
September 2023	7.729	7.722	(0.09)%	7.692	(0.48)%	7.738	0.12%	7.701	(0.36)%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2022	0.16	(0.26)	(0.10)	(1.52)	(0.60)	(0.17)	(2.25)	(3.38)
March 2023	0.16	(0.23)	(0.07)	(1.15)	(0.57)	(0.31)	(1.77)	(2.30)
June 2023	0.15	(0.17)	(0.02)	(0.20)	0.12	0.22	(0.57)	(0.57)
September 2023	0.15	(0.17)	(0.02)	(0.30)	0.04	0.28	(0.21)	(0.20)
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

November 13, 2023	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)