Form 10-K
period 2023-12-31
Federal Home Loan Bank of Dallas
filed 2024-03-21
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	(214)	441-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s capital stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value ($100 per share), subject to certain regulatory and statutory requirements. At March 12, 2024, the registrant had 46,461,235 shares of its capital stock outstanding. As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate par value of the registrant’s capital stock outstanding was approximately $6.224 billion.

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
The Bank’s principal source of funds is debt issued in the capital markets. All 11 FHLBanks issue debt in the form of consolidated obligations through the Office of Finance as their agent, and each FHLBank uses these funds to make loans to its members, invest in debt securities, or for other business purposes. Generally, consolidated obligations are traded in the over-the-counter market. All 11 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. Although consolidated obligations are not obligations of or guaranteed by the U.S. government, FHLBanks are considered to be government-sponsored enterprises (“GSEs”) and thus have historically been able to borrow at the more favorable rates generally available to GSEs. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by S&P Global Ratings (“S&P”). In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. Moody's outlook for the Aaa rating on the System's consolidated obligations is negative, reflecting Moody's negative outlook on the Aaa rating of the U.S. government. These ratings indicate that each of these nationally recognized statistical rating organizations ("NRSROs") has concluded that the FHLBanks have a very strong capacity to meet their financial commitments on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks' GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from the issuance of capital stock to members are also sources of funds for the Bank.
In addition to the ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits, and letters of credit. As of the date of this report, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+. Moody's outlook for the Aaa rating on each of the FHLBank's long-term deposit ratings was negative, reflecting Moody's negative outlook on the ratings of the U.S. government.
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
Membership
The Bank’s members are financial institutions with their principal place of business in the Ninth Federal Home Loan Bank District, which consists of Arkansas, Louisiana, Mississippi, New Mexico and Texas (the "Ninth District"). The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2023, 2022 and 2021.

MEMBERSHIP SUMMARY

	December 31,
	2023	2022	2021
Commercial banks	537	537	552
Credit unions	135	126	126
Insurance companies	61	59	59
Savings institutions	51	52	54
Community Development Financial Institutions ("CDFIs")	7	7	7

Total members	791	781	798

Housing associates	8	8	8
Non-member borrowers	2	3	2

Total	801	792	808

Community Financial Institutions (“CFIs”) (1)	496	500	521
(1)The figures presented above reflect the number of members that were CFIs as of December 31, 2023, 2022 and 2021 based upon the definitions of CFIs that applied as of those dates.
As of December 31, 2023, approximately 63 percent of the Bank’s members were Community Financial Institutions ("CFIs"). CFIs are defined by the FHLB Act (as amended by the HER Act) to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets over the three-year period preceding measurement of less than $1.0 billion, as adjusted annually for inflation. For 2023, CFIs were FDIC-insured institutions with average total assets as of December 31, 2022, 2021 and 2020 of less than $1.417 billion. For 2022 and 2021, the asset cap was $1.323 billion and $1.239 billion, respectively. For 2024, the asset cap is $1.461 billion.
As of December 31, 2023, 2022 and 2021, approximately 47.8 percent, 48.9 percent and 41.7 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and non-member borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required or permitted to hold capital stock. Non-member borrowers consist of institutions that have acquired former members and assumed the advances and/or other extensions of credit of those former members and former members who have withdrawn from membership but that continue to have advances and/or other extensions of credit outstanding. Non-member borrowers are required to hold capital stock to support outstanding advances or other extensions of credit until the time when those advances have been repaid or the extensions of credit have expired, as applicable. During the period that their obligations remain outstanding, non-member borrowers may not request new extensions of credit, nor are they permitted to extend or renew the assumed extensions of credit.

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
Interest Income
The Bank’s interest income is derived from advances, investment activities and mortgage loans held for portfolio. Each of these revenue sources is more fully described below. During the years ended December 31, 2023, 2022 and 2021, interest income derived from each of these sources (expressed as a percentage of the Bank’s total interest income) was as follows:

	Year Ended December 31,
	2023	2022	2021
Advances (including prepayment fees)	69.0%	57.9%	34.3%
Investments	28.9	35.7	45.1
Mortgage loans held for portfolio	2.1	6.4	20.6
Total	100.0%	100.0%	100.0%
Total interest income (in thousands)	$8,322,183	$1,864,745	$377,684
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
As of December 31, 2023, 652 of the Bank’s borrowers/potential borrowers with a total of $63.8 billion in outstanding advances were on blanket lien status, 22 borrowers/potential borrowers with $3.2 billion in outstanding advances were on specific collateral only status and 127 borrowers/potential borrowers with $13.3 billion in outstanding advances were on custody status.
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
As of December 31, 2023, the Bank’s outstanding advances (at par value) totaled $80.3 billion. As of that date, advances outstanding to the Bank’s five largest borrowers represented 56.6 percent of the Bank’s total outstanding advances. Advances to the Bank’s three largest borrowers (Charles Schwab Bank, SSB, Comerica Bank and USAA Federal Savings Bank) represented 29.9 percent, 9.4 percent and 7.5 percent, respectively, of the Bank’s total outstanding advances as of December 31, 2023. For additional information regarding the composition and concentration of the Bank’s advances, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.
In January 2024, the Bank announced the Community Development Special Finance Program ("CDSFP"), a pilot program that was created to increase member support for single-family home lending activity. Through the pilot program, which began on March 1, 2024, the Bank provides a more favorable collateral haircut to members that pledge single-family mortgage loans to certain income-qualified borrowers. Extensions of credit under the CDSFP cannot exceed $200 million.
Statutory and Regulatory Community Investment Programs. The Bank offers a Community Investment Cash Advances (“CICA”) program (which includes a Community Investment Program, an Economic Development Program and a Disaster Relief Program) as authorized by Finance Agency regulations. Advances made under the CICA program benefit low- to moderate-income households by providing funds for housing or economic development projects or projects that promote recovery efforts in communities that have been declared disaster areas by the Federal Emergency Management Agency ("FEMA"). CICA advances are made at rates below the rates the Bank charges on standard advances. CICA advances are provided separately from and do not count toward the Bank’s statutory obligations under the Affordable Housing Program, through which the Bank provides grants to support projects that benefit very low-, low- and moderate-income households as further described below. As of December 31, 2023, the par value of advances outstanding under the CICA program totaled $277.9 million, representing approximately 0.3 percent of the Bank’s total advances outstanding as of that date.
The Bank also offers an Affordable Housing Program (“AHP”) as required by the FHLB Act and in accordance with Finance Agency regulations. The Bank sets aside 10 percent of each year’s earnings (as adjusted for interest expense on mandatorily redeemable capital stock) for its AHP, which provides grants for projects that facilitate development of rental and owner-occupied housing for very low-, low- and moderate-income households. The calculation of the amount to be set aside for the Bank's AHP is further discussed below in the section entitled “AHP Assessments.” For 2023, 2022 and 2021, the Bank set aside $97.2 million, $35.3 million and $18.3 million, respectively, for its AHP Program. Each year, a portion of the amount set aside is typically allocated specifically for the Bank's Homebuyer Equity Leverage Partnership ("HELP") program, its Special Needs Assistance Program ("SNAP") and its Disaster Rebuilding Assistance ("DRA") program. HELP provides grant funds for down payment and closing cost assistance for eligible first-time homebuyers. SNAP provides grant funds to special needs homeowners for rehabilitation costs. The DRA program provides grant funds (for repair and construction costs that are not covered by insurance or federal or state emergency assistance) to low- and very low-income households in the Bank's member communities that have been declared disaster areas eligible for individual assistance by FEMA. HELP is administered on a first-come, first-served basis while DRA is also offered on a first-come, first-served basis but in two separate offerings each year. SNAP is offered in two 3-day funding windows. All three programs are subject to member caps. For 2023, the Bank set aside from its 2022 AHP funds a total of $10.5 million which was comprised of $6.5 million, $2.0 million and $2.0 million for HELP, SNAP and the DRA program, respectively. For 2024, the Bank has set aside from its 2023 AHP funds a total of $20.0 million which is comprised of $15.5 million, $2.0 million and $2.5 million for HELP, SNAP and the DRA program, respectively. Each year, the Bank conducts a competitive application process to allocate the AHP funds set aside from the prior year’s earnings which have not been specifically allocated for HELP, SNAP and DRA. Applications submitted by Bank members and their community partners are scored in accordance with Finance Agency regulations and the Bank’s AHP Implementation Plan. The highest scoring proposals are approved to receive funds, which are disbursed upon receipt of documentation that the projects are progressing as specified in the original applications or in approved modifications thereto.

Voluntary Community Investment Programs. The Bank also offers a number of voluntary loan and grant programs that are designed to meet specific community investment needs in its district, some of which were introduced in the second half of 2023 and the first quarter of 2024.
The Bank offers a Small Business Boost ("SBB") Program, which is designed to provide recoverable assistance to small businesses in their first few years of operation. SBB funds awarded to small businesses are disbursed through member institutions. In 2023, 2022 and 2021, the Bank made available $4 million, $3 million and $3 million, respectively, for SBB loans. At December 31, 2023, $11.9 million of SBB loans were outstanding, all of which were unsecured.
In addition, the Bank offers a Housing Assistance for Veterans ("HAVEN") program that is designed to provide grants to households of veterans or active service members who were disabled as a result of an injury during their active military service since August 2, 1990. In each of 2023, 2022 and 2021, the Bank made available $0.3 million for the HAVEN program.
Further, the Bank offers a Partnership Grant Program ("PGP") which provides funding for the operational needs of community-based organizations ("CBOs"). CBOs include non-profit organizations involved in affordable housing, local community development funds and small business technical assistance providers. In each of 2023, 2022 and 2021, the Bank made available $0.4 million for the PGP.
Funds available in 2024 for SBB, HAVEN and PGP are $3.0 million, $0.3 million and $1.0 million, respectively.
In the latter half of 2023, the Bank introduced two new voluntary grant programs. The Heirs' Property Program ("HPP") was developed to assist in-district organizations (specifically, non profit, governmental and tribal entities) with initiatives that help prevent or address heirs' property issues and the FHLB Dallas FORTIFIED Fund was developed to assist income-qualified homeowners with purchases of storm-resistant roofs that are designed to withstand hurricanes, high winds, hailstorms, severe thunderstorms and tornados rated EF2 or lower. During 2023, the Bank made available $1.0 million for HPP grants and $1.75 million for FORTIFIED grants. Funds available in 2024 for HPP and the FORTIFIED Fund are $2.0 million and $4.0 million, respectively.
In February 2024, the Bank introduced the Capacity Building and Growth Grant ("CBGG"), a pilot program that was created to increase nondepository CDFI's ability to support affordable housing, small businesses and community economic development. Through the pilot program, the Bank will make available to eligible CDFIs $3.0 million in CBGG grants in 2024.
The Bank currently expects to offer two additional voluntary programs in 2024, each of which is presently under development. In 2024 and subsequent years, the Bank intends to make available for its voluntary loan and grant programs an amount that equals or exceeds 5 percent of its prior year income before assessments (for 2024, this amount is expected to equal or exceed $48.583 million). The following table sets forth a summary of the amounts that the Bank has thus far made available for its voluntary loan and grant programs in 2024 (2023 amounts are provided for comparative purposes). The total funds that are ultimately made available in 2024 are expected to increase when the new programs are introduced.
FUNDS MADE AVAILABLE FOR VOLUNTARY PROGRAMS
(dollars in thousands)

	2024	2023
SBB Loan Program	$3,000	$4,000

Grant Programs
Housing Assistance for Veterans	300	300
Partnership Grant Program	1,000	400
Heirs' Property Program	2,000	1,000
FORTIFIED Fund	4,000	1,750
Capacity Building and Growth Grant	3,000	—
Total Grant Programs	10,300	3,450
Total	$13,300	$7,450
Communities within the Bank's district are subject to severe storms from time to time. To promote recovery efforts in communities that have been devastated by storms, the Bank will typically offer assistance in the form of grants and/or charitable donations. For example, in 2023, in response to the devastation that was caused by severe storms in Arkansas and Northeast Mississippi, the Bank offered $4.0 million in assistance in the form of recovery grants and charitable donations.

Ultimately, the Bank expended $3.4 million to assist small businesses, member employees and charitable organizations with recovery efforts.
Standby Letters of Credit. The Bank’s credit services also include standby letters of credit issued or confirmed on behalf of members to facilitate business transactions with third parties that support residential housing finance, community lending, or asset/liability management or to provide liquidity to members. Standby letters of credit are also issued on behalf of members to secure the deposits of public entities that are held by such members. All letters of credit must be fully collateralized as though they were funded advances. At December 31, 2023 and 2022, outstanding standby letters of credit totaled $33.3 billion and $21.5 billion, respectively, of which $24 million and $29 million, respectively, had been issued or confirmed under the Bank’s CICA program as of those dates.
Correspondent Banking and Collateral Services. The Bank provides its members with a variety of correspondent banking and collateral services. These services include overnight and term deposit accounts, wire transfer services, securities safekeeping, and securities pledging services.
Standby Bond Purchase Agreements. The Bank offers standby bond purchase services to state housing finance agencies within its district. In these transactions, in order to enhance the liquidity of bonds issued by a state housing finance agency, the Bank, for a fee, agrees to stand ready to purchase, in certain circumstances specified in the standby agreement, a state housing finance agency’s bonds that the remarketing agent for the bonds is unable to sell. The specific terms for any bonds purchased by the Bank are specified in the standby bond purchase agreement entered into by the Bank and the state housing finance agency. The Bank reserves the right to sell any bonds it purchases at any time, subject to any conditions the Bank agrees to in the standby bond purchase agreement. At December 31, 2023, the Bank had outstanding standby bond purchase agreements with a state housing finance agency totaling $778 million. To date, the Bank has never been required to purchase any bonds under these agreements.
MPF Xtra. The Bank offers MPF Xtra® to its members. MPF Xtra is offered under the Mortgage Partnership Finance® (“MPF”®) program administered by the FHLBank of Chicago, which is discussed on pages 10-11 of this report (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). MPF Xtra provides members that participate in the MPF program (known as participating financial institutions or "PFIs") an opportunity to sell certain fixed-rate, conforming mortgage loans into the secondary market. Under this program, loans are sold to the FHLBank of Chicago and are concurrently sold to Fannie Mae as a third-party investor. These loans are not held by the Bank, nor are they recorded on the Bank's balance sheet. Unlike other products offered under the MPF program, PFIs are not required to provide credit enhancement and do not receive credit enhancement fees when using the MPF Xtra product. Under the MPF Xtra program, the Bank receives a fee for any loans sold by its PFIs. During 2023, 2022 and 2021, $26.3 million, $11.4 million and $68.5 million, respectively, of loans were sold through the MPF Xtra program and the fees earned on the sale of these loans were insignificant.
Investment Activities
The Bank maintains a portfolio of investments to enhance interest income and meet liquidity needs, including certain regulatory liquidity requirements, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. To ensure the availability of funds to meet members’ credit needs, the Bank’s operating needs, and its other general and regulatory liquidity requirements, the Bank maintains a portfolio of short-term investments typically consisting of overnight federal funds issued by highly rated domestic banks and U.S. branches of foreign financial institutions, overnight reverse repurchase agreements, overnight interest-bearing deposits with highly rated domestic banks and U.S. Treasury Bills and Notes. At December 31, 2023, the Bank’s short-term investments were comprised of $14.7 billion of overnight reverse repurchase agreements (of which $11.1 billion was transacted with the Federal Reserve Bank of New York), $6.4 billion of overnight federal funds sold, $2.3 billion of overnight interest-bearing deposits and $1.2 billion of U.S. Treasury Notes.
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

As of December 31, 2023, 2022 and 2021, the composition of the Bank’s long-term investment portfolio was as follows (dollars in millions):

	December 31,
	2023		2022		2021
	Amortized Cost	Percentage	Amortized Cost	Percentage	Amortized Cost	Percentage
Government-sponsored enterprises
Commercial MBS	$14,293	79.4%	$11,604	75.2%	$10,123	64.3%
Debentures	3,084	17.1	3,121	20.2	4,471	28.4
Residential MBS	253	1.4	288	1.9	484	3.1
Government-guaranteed securities	368	2.1	379	2.5	521	3.3
Non-agency residential MBS	—	—	29	0.2	37	0.2
Other	—	—	—	—	113	0.7
Total	$17,998	100.0%	$15,421	100.0%	$15,749	100.0%

The Bank is precluded from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed an amount equal to 300 percent of its total regulatory capital at the time of purchase. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments, which, for investment securities, are included in the definition of amortized cost basis under accounting principles generally accepted in the United States of America ("U.S. GAAP"). Using this definition, the Bank's MBS holdings totaled $15.0 billion as of December 31, 2023, which represented 210 percent of its total regulatory capital at that date. Given other balance sheet constraints imposed by the Finance Agency (see the section entitled "Core Mission Achievement" on page 11 of this report) and in the absence of a significant reduction in the size of the Bank's balance sheet and, correspondingly, its regulatory capital, the Bank's investments in MBS are expected to remain below the regulatory dollar limit which, as of December 31, 2023, was $21.5 billion.
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
Acquired Member Assets ("AMA")
Through the MPF program, the Bank currently invests in conventional residential mortgage loans originated by its PFIs. The Bank previously purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs) during the period from 1998 to mid-2003, and resumed acquiring conventional mortgage loans under this program in early 2016. All of the mortgage loans acquired during the period from 2016 to 2023 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. For the loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in the loans retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. Substantially all of the $5.0 billion (unpaid principal balance) of mortgage loans on the Bank's balance sheet at December 31, 2023 were conventional loans acquired during the period from 2016 through 2023.
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
The PFI’s CE Obligation arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268) (“AMA Regulation”), the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2023 did not include SMI. Under the AMA Regulation, any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee

(“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable), rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.
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
As of December 31, 2023 and 2022, MPF loans held for portfolio (net of allowance for credit losses) were $5.089 billion and $4.395 billion, respectively, representing approximately 4.0 percent and 3.8 percent, respectively, of the Bank’s total assets at each of those dates. Over time, the Bank expects to increase the balance of its mortgage loan portfolio to an amount that approximates 10 percent to 15 percent of its total assets. Currently, the Bank intends to continue to acquire a 100 percent interest in the mortgage loans that it purchases from its PFIs.
On June 3, 2020, the Finance Agency issued a final rule which amended the FHLBank housing goals regulation. Beginning in 2023, the rule establishes a mortgage purchase housing goal target in which 20 percent of any mortgage loans that are purchased in a calendar year (based on the number of loans acquired) must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The rule also establishes a separate small member participation housing goal. Under this provision of the rule, a target level of 50 percent of a FHLBank’s members that are selling mortgage loans to the FHLBank in a calendar year must be small members. Small members are defined as any AMA user whose average total assets over the three-year period culminating in the year preceding the one being reviewed are no greater than the applicable community-based AMA user cap (which is the same cap that is used to define CFIs). The rule's housing goals apply to each FHLBank that acquires any mortgage loans during a calendar year, eliminating the previous $2.5 billion volume threshold that, if met, triggered the application of housing goals for each FHLBank. If the Finance Agency determines that a FHLBank has failed to meet any housing goal and the achievement of that housing goal was feasible, it may require the FHLBank to submit a housing plan for approval. Among other things, the housing plan would need to describe the specific actions that the FHLBank will take to achieve the housing goal for the next calendar year. In 2023, the Bank met each of the two housing goals. During the year ended December 31, 2023, 22.8 percent of the mortgage loans purchased by the Bank were comprised of loans that were made to low-income or very low-income families, or to families in low-income areas and 57.5 percent of members that sold mortgage loans to the Bank were small members. It is possible that this rule could limit the Bank’s future purchase volumes. In addition, the rule could negatively impact PFI’s ability to sell loans to the Bank.
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
For the years ended December 31, 2023, 2022 and 2021, the Bank's CMA ratio was 76.7 percent, 73.0 percent and 66.4 percent, respectively.
The elevated levels of liquidity in the financial markets stemming from COVID-19 relief measures taken by the U.S. government dampened demand for the Bank's advances during 2021. Further, during that same year, the Bank's mortgage loans held for portfolio declined due to a combination of significant prepayment activity (due to historically low mortgage rates) and reduced purchase volumes (due to the Bank's less competitive mortgage pricing in the wake of the Federal Reserve's purchases of agency securities to support the flow of credit in the financial markets). The reductions in the Bank's advances and mortgage loans held for portfolio negatively impacted the Bank's CMA ratio in 2021. In 2022 and 2023, demand for advances increased significantly and mortgage prepayments moderated as a result of higher mortgage rates, both of which contributed to an increase in the Bank's CMA ratio for 2022 and 2023.
For 2024, the Bank's goal is to maintain a CMA ratio of at least 70 percent. Among other things, the achievement of this goal will be dependent upon the level of demand for advances, the volume of mortgage loan purchases and prepayments, and the Bank's ability to prudently manage the level and composition of its liquidity portfolio. Currently, the Bank believes that it can achieve this goal while at the same time continuing to acquire additional long-term investments, albeit in amounts that are likely less than the amounts that could otherwise be purchased under rules that are applicable to its investment activities. If at some point in the future the Bank expected that its CMA ratio could fall below 70 percent due, for example, to a significant and unexpected decline in advances, the Bank could choose to rely more heavily on U.S. Treasury securities to meet its liquidity requirements (given the favorable treatment afforded such investments in the Bank's CMA ratio relative to other short-term investment alternatives) and/or it could elect to selectively reduce the size of its long-term investment portfolio by selling assets. Reducing the size of the Bank's long-term investment portfolio would have the effect of reducing its future earnings. Similarly, investing in U.S. Treasury securities rather than alternative short-term investments would likely reduce the Bank's earnings. The Bank has no current plan to sell any long-term investments.
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
Twice weekly, the Bank may also request that specific amounts of consolidated obligation discount notes with fixed maturity dates ranging from 4 to 26 weeks be offered by the Office of Finance through competitive auctions conducted through securities dealers in the discount note selling group. One or more other FHLBanks may also request that amounts of those same discount notes be offered for sale for their benefit through the same auction. The discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding at a single price based on a Dutch auction format. If the bids submitted are less than the total of the FHLBanks’ requests, the Bank receives funding based on the ratio of the Bank’s regulatory capital (defined on page 40 of this report) relative to the regulatory capital of the other FHLBanks offering discount notes. The majority of the Bank’s discount note issuance in maturities of 4 weeks or longer is conducted through the auction process. Regardless of the method of issuance, as with consolidated obligation bonds, the Bank is the primary obligor for the portion of discount notes issued for which it has received the proceeds.
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
The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the first quarter of 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1.0 billion from the FHLBank of Topeka. The bond matured and was repaid during the second quarter of 2023. The Bank did not assume any other consolidated obligations from other FHLBanks during the years ended December 31, 2023, 2022 or 2021.
In addition, the Bank occasionally transfers debt that it no longer needs to other FHLBanks. The Bank did not transfer any consolidated obligations to other FHLBanks during the years ended December 31, 2023, 2022 or 2021.
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
According to the Office of Finance, the 11 FHLBanks had (at par value) approximately $1.204 trillion and $1.182 trillion in consolidated obligations outstanding at December 31, 2023 and 2022, respectively. The Bank was the primary obligor on $119.8 billion and $109.1 billion (at par value), respectively, of these consolidated obligations.
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
Negative Pledge Requirements. Each FHLBank must maintain specified assets free from any lien or pledge in an amount at least equal to its participation in outstanding consolidated obligations. Eligible assets for this purpose include (i) cash; (ii) obligations of, or fully guaranteed by, the U.S. government; (iii) secured advances; (iv) mortgages having any guaranty, insurance, or commitment from the U.S. government or any related agency; and (v) investments described in Section 16(a) of the FHLB Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located. At December 31, 2023 and 2022, the Bank had eligible assets free from pledge of $127.2 billion and $113.8 billion, respectively, compared to its participation in outstanding consolidated obligations of $119.8 billion and $109.1 billion, respectively. In addition, the Bank was in compliance with its negative pledge requirements at all times during the years ended December 31, 2023, 2022 and 2021.
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
The Finance Agency has regulatory oversight and enforcement authority over the OF and its directors and officers generally to the same extent as it has such authority over a FHLBank and its respective directors and officers. The FHLBanks are responsible for jointly funding the monthly expenses of the OF, which, since July 1, 2023, are shared on a pro rata basis with two-thirds based on each FHLBank’s total consolidated obligations outstanding (calculated as an average of the prior 12 month-end balances) and one-third divided equally among all of the FHLBanks. Prior to July 1, 2023, two-thirds of the OF's monthly expenses were shared on a pro rata basis based on each FHLBank’s total consolidated obligations outstanding as of the prior month-end and one-third was divided equally among all of the FHLBanks.
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
Because the Bank’s returns from net interest income generally track short-term interest rates, the Bank benchmarks the dividend rate that it pays on capital stock to a short-term index. Until recently, the index used for this purpose was one-month LIBOR. In anticipation of the discontinuance of one-month LIBOR after June 30, 2023, the Bank’s Board of Directors adopted new dividend target ranges for Class B-1 and Class B-2 Stock that became effective beginning with the dividends that were paid in the second quarter of 2023, such that they are indexed to the average overnight SOFR rate. While there can be no assurances about future dividends or future dividend rates, the target range for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average overnight SOFR rate plus 0 – 0.5 percent and the target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average overnight SOFR rate plus 1.0 – 1.5 percent.
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
Regulatory Oversight
As discussed above, the Finance Agency supervises and regulates the FHLBanks and the OF. The Finance Agency has a statutory responsibility and corresponding authority to ensure that the FHLBanks operate in a safe and sound manner. Consistent with that duty, the Finance Agency has an additional responsibility to ensure the FHLBanks carry out their housing and community development finance mission. In order to carry out those responsibilities, the Finance Agency establishes regulations governing the entire range of operations of the FHLBanks, conducts ongoing off-site monitoring and supervisory reviews, performs annual on-site examinations and periodic interim on-site reviews, and requires the FHLBanks to submit daily, monthly and quarterly information including, but not limited to, information regarding their financial condition, results of operations, advances activity, liquidity and risk metrics.
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
Banking Regulatory Proposals
Following the bank failures and banking industry turmoil that occurred in March 2023, the following rules have been proposed by federal banking regulators:
On September 18, 2023, the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “FRB”), and the FDIC published a joint notice of proposed rulemaking that would amend the capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity, by amending the calculation of risk-based capital requirements to better reflect the risks of these banking organizations’ exposures; reducing the complexity of the framework; enhancing the consistency of requirements across these banking organizations; and facilitating more effective supervisory and market assessments of capital adequacy (the “Proposed Capital Rule”). This proposed rule was open to public comment through January 16, 2024.
On September 19, 2023, the OCC, the FRB, and the FDIC published a joint notice of proposed rulemaking that would require certain large banking organizations to issue and maintain outstanding a minimum amount of long-term debt in order to: promote more orderly resolutions in the event of such organizations’ failure; reduce costs to the Deposit Insurance Fund; and mitigate financial stability and contagion risks by reducing the risk of loss to uninsured depositors (the “Proposed Long-Term Debt Rule”). This proposed rule was open to public comment through November 30, 2023.
On September 19, 2023, the FDIC published proposed amendments to its existing resolution plan requirements for insured depository institutions (“IDIs”) with $50 billion or more in total assets, which would require additional detail on covered IDIs’ strategies for their orderly and efficient resolutions and enhance the FDIC’s expectations for resolution plan testing. For resolutions involving a bridge depository institution, the proposed rule provides that a resolution strategy may assume continuation of FHLBank advances, provided the strategy contemplates timely repayment of those advances. This proposed rule was open to public comment through November 30, 2023.
The Bank is evaluating the extent to which these proposed rules, if adopted in their current form, may impact some of its members’ business activities with the Bank and/or the demand for, and liquidity of, the FHLBank's consolidated obligations.
Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions
On July 27, 2023, the Financial Industry Regulatory Authority, Inc. (“FINRA”) extended, to May 22, 2024, the implementation date of its amendments to FINRA Rule 4210 which establish margin requirements for forward-settling transactions in the to be announced (“TBA”) market. When the margining requirements become effective, the Bank may be required to collateralize transactions that occur in the TBA market. In any event, the costs associated with those transactions are likely to increase.
Final Rule on Climate-related Disclosures
On March 6, 2024, the SEC adopted a final rule that mandates and standardizes climate-related disclosures in annual reports that are filed with the SEC. Among other things, the final rule requires registrants to disclose climate-related risks that have had or are reasonably likely to have a material impact on its business strategy, results of operations or financial condition. In addition, the rule requires certain disclosures in a registrant's audited financial statements related to severe weather events and other natural conditions, such as hurricanes, tornadoes, flooding, drought, wildfires, extreme temperatures and sea level rise, subject to specified thresholds. The Bank is currently evaluating the disclosures that are applicable to non-accelerated filers, which, in a departure from the proposed rule, are less in scope than the disclosures that apply to large accelerated filers and accelerated filers.

Human Capital Resources
The Bank’s human capital is a significant contributor to the success of its strategic business objectives. In managing its human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.
Workforce Profile. The Bank’s workforce is comprised almost entirely of corporate employees, substantially all of whom are located in one office in Irving, Texas. The following table provides information regarding the Bank's workforce as of December 31, 2023, 2022 and 2021. The percentages in the table may not add to 100 percent because some employees chose not to specify ethnicity.

Date	Number of Full-time Employees	Number of Part-time Employees	Percent Male	Percent Female	Percent Minority	Percent Non-minority
December 31, 2023	202	2	61%	39%	58%	41%
December 31, 2022	200	1	60%	40%	56%	42%
December 31, 2021	196	1	59%	41%	54%	46%
In 2023, 2022 and 2021, the Bank's turnover rate approximated 12 percent, 13 percent and 15 percent, respectively. The Bank is leanly staffed and its workforce has historically included a number of longer-tenured employees. The Bank strives to develop talent from within the organization and to supplement those efforts with external hires. The Bank believes that developing talent internally contributes to institutional strength and continuity and promotes loyalty and commitment among its employees, which furthers the Bank’s success. At the same time, adding new employees contributes to new ideas, continuous improvement, and the Bank’s goal of having a diverse and inclusive workforce. As of both December 31, 2023 and 2022, the average tenure of the Bank’s employees was 9 years. None of the Bank’s employees are subject to a collective bargaining agreement.
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
In 2023, the Bank employed a hybrid work model. Employees worked in the office at least three days per week and remotely the remaining days. For 2024, the Bank expects that employees will continue to work in the office at least three days per week and remotely the remaining days. Days that are designated as "office days" are the same for all employees.
Diversity, Equity and Inclusion Program. Diversity, equity and inclusion is a strategic business priority for the Bank. The Bank’s diversity, equity and inclusion officer is a member of the executive management team who reports to the President and Chief Executive Officer and serves as a liaison to the Board of Directors. The Bank recognizes that diversity increases the capacity for innovation and creativity and that inclusion allows the Bank to: (i) leverage the unique perspectives of all employees and (ii) strengthen the Bank’s retention efforts. The Bank operationalizes its commitment to diversity, equity and inclusion through the development and execution of a 3-year diversity, equity and inclusion strategic plan that includes quantifiable metrics that are used to measure its performance. These performance metrics are regularly reported to executive management and the Board of Directors. The Bank offers various opportunities for its employees to connect and grow personally and professionally through its employee resource/affinity groups and it annually holds one or more events which, through various means, focus attention on diversity, equity and inclusion topics. The Bank considers learning to be an important component of its diversity, equity and inclusion strategy and, as such, it regularly offers related educational opportunities to its employees. Further, the Bank evaluates inclusive behaviors as part of its annual employee performance reviews.
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
The Bank intends to continue to operate under its cooperative business model for the foreseeable future. All other things being equal, the Bank’s earnings are typically expected to rise and fall with the general level of market interest rates, particularly short-term money market rates, and the Bank's total capital and asset size. Other factors that could have an effect on the Bank’s future earnings include the level, volatility of and relationships between short-term money market rates such as federal funds and SOFR; the availability and cost of the Bank’s short- and long-term debt relative to benchmark rates such as federal funds, SOFR, and long-term fixed mortgage rates; the availability of interest rate exchange agreements at competitive prices; whether the Bank’s larger borrowers continue to be members of the Bank and the level at which they maintain their borrowing activity; the extent to which the Bank's members continue to sell mortgage loans to the Bank; and the impact of economic conditions and possible regulatory changes on the demand for the Bank’s credit products.
During 2023, economic growth in the United States was to some extent negatively impacted by the higher level of interest rates and concerns about inflation and the possibility of a near-term recession. In addition, in March 2023, several out-of-district U.S. banks experienced significant deposit outflows and financial difficulties, creating stress for the banking industry and the financial markets, much of which had dissipated by the end of the year. The extent to which any of these concerns affect the Bank's future business will depend on many factors that remain uncertain and difficult to predict.
Notwithstanding the ongoing economic uncertainty, sustained long-term growth in both advances and mortgage loans held for portfolio continue to be strategic priorities for the Bank as these assets contribute to the value the Bank provides its members, as well as the Bank's earnings (and, correspondingly, the level of support for its AHP and voluntary programs), core mission assets and, similarly, its CMA ratio. As previously discussed in this report, the Bank also intends to further increase its support for affordable housing and community development in 2024 and subsequent years by way of its voluntary program offerings and has targeted a minimum level of annual support that will be tied to the Bank's prior year operating results.
While the Bank's primary focus will continue to be ensuring its ability to meet the liquidity and funding needs of its members, in order to become a more valuable resource to its members, the Bank will also continue to consider ways in which it can enhance its product and/or service offerings. The FHLB Act and Finance Agency regulations limit the products and services that the Bank can offer to its members and govern many of the terms of the products and services that the Bank offers. The Bank is also required by regulation to file New Business Activity notices with the Finance Agency for any new products or services that would constitute new business activities under the regulation and, therefore, with certain limited exceptions discussed in the next paragraph, it will have to assess any potential new products or services offerings in light of these statutory and regulatory restrictions.
On November 9, 2023, the Finance Agency issued an Advisory Bulletin ("AB 2023-06") that provides guidance for the FHLBanks regarding the establishment of pilot and voluntary programs and which generally affords the FHLBanks greater flexibility in offering such programs provided they are developed and administered in a safe and sound manner and in accordance with board-established prudential parameters. A pilot program or voluntary program must be permissible under applicable statutory, regulatory, or other legal authorities, and may not be used to circumvent existing statutory or regulatory requirements or Finance Agency guidance. As noted in AB 2023-06, pilot programs generally would be new business activities implemented with a small size and defined time frame and with the expectation that, after a given time period, careful analysis of the benefits and drawbacks will be conducted and considered. AB 2023-06 also notes that pilot programs and voluntary programs typically should not present material risks to a FHLBank but in those cases where specific programs may present material risks, they would be subject to the requirements of the New Business Activity Regulation. Further, depending upon the facts and circumstances, converting a pilot program to a permanent program may require the submission of a New Business Activity notice.

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
Unfavorable economic and market conditions can be caused by many factors. Volatility and uncertainty in global economic and political conditions and/or concerns about financial institutions' sources of and access to liquidity can significantly affect U.S. economic conditions and financial markets. Furthermore, natural disasters, pandemics or other widespread health emergencies, terrorist attacks, cyberattacks, civil unrest, geopolitical instability or conflicts, trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for advances and an increased risk of credit losses and may adversely affect our cost of or access to funding. These events may also lead to operational difficulties that could adversely affect our ability to conduct and manage our business. Any of these factors could adversely affect our business activities and results of operations.
In addition, our business and results of operations are significantly affected by the monetary policies of the U.S. government and its agencies, including the Federal Reserve. The Federal Reserve Board’s policies directly and indirectly influence interest rates on our assets and liabilities and could adversely affect the demand for advances and/or consolidated obligations as well as our financial condition and results of operations. Efforts by the Federal Reserve to reduce inflation, including multiple increases in the federal funds target rate during 2022 and 2023, and financial difficulties experienced by some depository institutions have contributed to significant volatility in the financial markets and uncertainties about the economic outlook, including concerns about a possible recession.
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
Like most financial institutions, our results of operations are significantly affected by our ability to manage interest rate risk. We use a number of tools to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include projections of advances volumes and pricing, MPF volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, the level of short-term interest rates, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Our ability to maintain a positive spread between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.
Credit Risk
Exposure to credit risk from our customers could have a negative impact on our profitability and financial condition.
We are subject to credit risk from advances and other extensions of credit to members, non-member borrowers and housing associates (collectively, our customers). Other extensions of credit include letters of credit issued or confirmed on behalf of customers, customers’ credit enhancement obligations associated with MPF loans held in portfolio, and interest rate exchange agreements we have entered into with our customers. For this purpose, other extensions of credit exclude a de minimis amount of unsecured loans that have been made to members under our SBB program, which is a voluntary program that is designed to promote small businesses.
We require that all outstanding advances and other extensions of credit to our customers be fully collateralized. We evaluate the types of collateral pledged by our customers and assign a borrowing capacity to the collateral, generally based on either a percentage of its book value or estimated market value. The vast majority of the collateral is assigned a borrowing capacity based on its estimated market value. During economic downturns, the number of our member institutions exhibiting significant financial stress generally increases. In addition, at any time, changes in the perceived financial strength of some or all of our member institutions could occur which, in turn, could cause the institutions to incur financial losses and/or funding challenges, or worse, to fail. Further, some of our members could experience financial stress as a result of the current challenges in the commercial real estate sector which, in turn, could increase the possibility that those member institutions might fail. If member institutions fail, and if the FDIC (or other receiver, conservator or acquiror) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding extensions of credit, we might be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. A devaluation of or our inability to liquidate collateral in a timely manner in the event of a default by the obligor could cause us to incur a credit loss and adversely affect our financial condition or results of operations.
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
We, and the other ten FHLBanks, currently have the highest credit rating from Moody’s and are rated AA+/A-1+ by S&P. The consolidated obligations issued by the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. S&P has assigned a stable outlook to its long-term credit rating on the FHLBank System's consolidated obligations and to its long-term rating of each of the FHLBanks. Moody’s has assigned a negative outlook to its long-term credit rating on the FHLBank System's consolidated obligations and to its long-term rating of each of the FHLBanks, reflecting Moody's negative outlook on the U.S. sovereign credit rating.
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
With increasing frequency, the United States will from time to time reach its statutory debt limit and the U.S. Treasury will then take extraordinary measures to prevent the United States from defaulting on its obligations. The failure by the U.S. government to adequately address its statutory debt limit in a timely manner, or uncertainty relating to the debt limit, could result in downgrades to the U.S. sovereign credit rating or outlook (and a downgrade to our rating or outlook and/or the rating or outlook assigned to the FHLBank System's consolidated obligations) and cause significant harm to the U.S. economy and global financial stability.
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

As discussed in Item 1. Business — Legislative and Regulatory Developments, the Finance Agency has indicated that it will likely pursue actions to require that certain members have at least 10 percent of their assets in residential mortgage loans or equivalent mission assets (including assets that qualify as CFI collateral where appropriate) on an ongoing basis to remain eligible for FHLBank financing. These actions, if taken, could result in a loss of borrowers or a decrease in borrowings by members impacted by these restrictions.
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
Market factors or regulatory changes could reduce loan demand from our member institutions, which could adversely affect our earnings. Since 2005, our quarter-end advances balances (at par value) have ranged from a low of $15.2 billion at March 31, 2014 to a high of $125.1 billion at March 31, 2023. High deposit levels and/or low demand for loans at member institutions could limit members’ needs for funding. A decline in the demand for advances, if significant, could negatively affect our results of operations.
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
On November 7, 2023, the Finance Agency issued a written report which sets forth the actions it intends to take or consider based on a review and analysis of the FHLBank System. The report, entitled FHLBank System at 100: Focusing on the Future, categorizes these actions under four broad themes: (1) mission of the FHLBank System; (2) stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The report set forth several actions that the Finance Agency will likely pursue, some of which could have a negative impact on our future business prospects, financial condition or results of operation. At this time, we are unable to predict what actions will ultimately result from the Finance Agency’s recommendations.
In addition, the regulatory environment affecting our members could change in a manner that could have a negative impact on their ability to own our stock or take advantage of our products and services.
For a discussion of recent legislative and regulatory developments, see Item 1. Business — Legislative and Regulatory Developments beginning on page 18 of this report.

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
An increase in our AHP contribution rate could adversely affect our ability to grow our retained earnings and/or pay dividends to our shareholders.
The FHLB Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or 10 percent of their current year’s income (before charges for AHP, as adjusted for interest expense on mandatorily redeemable capital stock) for their AHPs. If the FHLBanks’ combined income does not result in an aggregate AHP contribution of at least $100 million in a given year, we could be required to contribute more than 10 percent of our income to the AHP. As discussed in Item 1. Business — Legislative and Regulatory Developments, the Finance Agency has indicated that it will likely recommend that Congress consider amending the FHLBank Act to at least double the minimum required annual AHP contributions by the FHLBanks. A significant increase in our AHP contribution for any reason would reduce our net income and could limit our ability to grow our retained earnings and/or adversely affect our ability to pay dividends to our shareholders.
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
Failures of critical vendors or other third parties could disrupt our ability to conduct and manage our business
We rely on vendors and other third parties to perform certain critical services for us. A failure or interruption of one or more of these services, including as a result of human failings, failure to follow established protocols, breaches, cyberattacks, system malfunctions or failures, or other technological issues, could negatively affect our business operations. If one or more of these key external parties were not able to perform their functions for a period of time or at an acceptable service level, our operations could be constrained, disrupted, or otherwise negatively affected. Further, our use of vendors and other third parties also exposes us to the risk of a loss of data, intellectual property, or other confidential information, or other harm.
Our inability to attract and retain skilled labor could adversely affect our business and operations
We rely on key personnel to manage our business and conduct our operations. Competition for skilled labor from within and outside the financial services industry, including the technology sector, has often been intense. In addition, we experience competition for independent contractors, whom we currently rely on for software development projects. Further, as discussed in Item 1. Business - Legislative and Regulatory Developments, the Finance Agency has indicated that it will likely recommend the elimination of restrictions on its authority to prescribe levels or ranges for the compensation of FHLBank executive officers which, if enacted by Congress, could make it more difficult for us to attract and retain qualified executive officers. Our failure to attract and retain skilled personnel and/or independent contractors, or our failure to maintain effective succession plans for key positions, could adversely affect our business and operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
The Bank relies heavily on its information systems and other technology to conduct and manage its business and, as a result, it is subject to cybersecurity threat risk. Cybersecurity threats include potential unauthorized occurrences on or conducted through the Bank’s information systems that may result in adverse effects on the confidentiality, integrity, or availability of its information systems or any information residing therein. Cybersecurity threat risks include, but are not limited to, malicious software or the exploitation of vulnerabilities, social engineering (e.g., phishing), denial-of-service attacks, viruses, and/or malware. As further described below, the Bank has implemented processes for assessing, identifying, and managing material risks from cybersecurity threats that are designed to protect the confidentiality, integrity, and availability of its information technology assets and data.
Cybersecurity Risk Management and Strategy
The Bank’s approach to cybersecurity risk management relies upon having the right people, processes, and technology in place to identify, protect, detect, respond, and recover from cybersecurity threats/incidents. The Bank’s cybersecurity program aligns with industry standards, specifically the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the NIST 800-53 control framework. The effectiveness of the Bank’s cybersecurity program is measured through internal and external audits, Finance Agency regulatory oversight and other third-party control and compromise assessments such as periodic penetration tests and various security assessments. In addition, the Bank’s cybersecurity program includes processes and technologies that enhance its ability to detect and respond to cybersecurity threats, including the use of automation, threat intelligence feeds, robust incident response procedures and frequent vulnerability scans and remediation. The Bank’s Vulnerability Management Group, which is comprised of members from Information Technology (“IT”) Security, IT Infrastructure and Operational Risk Management, meets regularly to discuss details of the Bank’s vulnerability management program including, but not limited to, current threats and vulnerabilities, patching status, upcoming technology changes, and current issues or concerns, if any.
The Bank’s IT Security Program and policies establish safeguards to protect data and information that is used by the Bank’s employees, independent contractors, and vendors. The goal of the Bank’s cybersecurity risk management processes is to maintain and safeguard the confidentiality and integrity of the Bank’s data, and to ensure system availability to protect against cybersecurity threats and vulnerabilities. The Bank maintains IT security policies that are reviewed at least annually and approved by the Bank’s Chief Information Officer (“CIO”), appropriate management committees and, for its critical policies, the Bank’s Board of Directors. To help ensure the effectiveness of the Bank’s IT security policies, all employees are required to participate in annual IT security training and to review and acknowledge the Bank’s IT security policies.
The Bank maintains an Enterprise Risk Management Framework which is updated and approved at least annually by its Board of Directors. The framework outlines the methodology and elements that are used to manage Bank-wide risks, including cybersecurity risks, and it assigns responsibilities for the Bank’s enterprise risk management. The Bank’s IT Security department measures cybersecurity risks by way of risk assessments that utilize a scale which includes both the likelihood and impact of risk occurrence. The scale used to measure likelihood and impact is tied to the criteria contained in the Bank’s Enterprise Risk Management Framework.
The Bank also maintains Incident Response policies and procedures that are invoked in the event of a security breach or incident and which provide, among other things, guidance for the purpose of managing and executing the appropriate level of communication to executive management, the Board of Directors, government agencies, and/or the Finance Agency.
The Bank has a Business Continuity Program that sets forth the actions that would be taken to recover business processes in a timely manner in the event of a disruption. The Bank regularly tests its Business Continuity Plan to ensure its relevance and viability. Representatives from the Bank’s Business Continuity team work closely with the Bank’s business units and IT to help ensure that critical resources are available in the event of an interruption. To ensure its preparedness, the Bank updates its

Business Continuity Plan semiannually. In addition, the Bank evaluates and analyzes threat scenarios, and it conducts periodic exercises to demonstrate the Bank’s ability to run production systems from an alternate location and to seamlessly return to using production systems at its primary operations centers.
The Bank’s vendors are subject to a formal vendor management process which includes an assessment of vendor risks (including cybersecurity risks) and ongoing monitoring. When warranted, the Bank seeks independent third-party reports related to the performance of its vendors, such as System and Organization Controls ("SOC") reports that are issued in accordance with Statement on Standards for Attestation Engagements No. 18.
While risks from cybersecurity threats have not materially affected nor are they currently expected to materially affect the Bank’s business strategy, financial condition or results of operations, the Bank has invested and expects to continue to invest significant resources to maintain and enhance its cybersecurity program.
Cybersecurity Governance
The Bank’s cybersecurity program is managed by its Chief Information Security Officer (“CISO”) with oversight from executive management and the Bank’s Board of Directors. The CISO reports to both the Bank’s CIO and its Chief Risk Officer (“CRO”).
The Bank’s CISO has over 20 years of experience serving in various IT roles, and he maintains a number of technology and cloud certifications, including the Certified Information Systems Security Professional certification.
The Bank’s IT Infrastructure team, led by the Director of Cloud Infrastructure, is responsible for the hands-on configuration and patch management of the Bank’s information systems to ensure the security, reliability, and availability of those systems. The team is comprised of information system and cloud professionals that hold various certifications in systems administration and cloud computing.
The Bank’s Operational Risk Oversight Committee (“OROC”), led by the CRO, provides oversight of the Bank’s operational risk, including cybersecurity risk. OROC meets quarterly and is comprised of senior leaders from the IT (including Security), Legal, Accounting, and Operational Risk Management departments, among others. In addition, matters of cybersecurity importance relating to specific IT projects are discussed and addressed in the Bank’s Information Technology Steering Committee, which is led by the CIO and is comprised of senior leaders from across the Bank.
The Bank’s CISO provides quarterly reports to OROC which include vulnerability management and security incident metrics, the status of security awareness training (including phish-testing results), and the status of any risk-accepted items and remediations. The quarterly reports also include any significant findings from audits, third-party security assessments, and penetration tests. Monthly, the CISO briefs the CRO, CIO, and the Bank’s Chief Executive Officer regarding any significant IT security items.
The Bank’s CISO periodically updates the Board of Directors regarding the Bank’s cybersecurity program, including current risks and metrics, the evolving external threat landscape and the results of the Bank’s security awareness training. The Risk Management Committee of the Board of Directors, the Board committee that is primarily responsible for the oversight of risks from cybersecurity threats, is briefed quarterly on cybersecurity risks and receives information and metrics that are similar to the information and metrics provided to OROC. In addition, the Board’s Strategic Planning, Operations and Technology Committee is briefed, as needed, on security matters relating to specific IT projects.
Monthly, the Board of Directors receives an IT status dashboard which includes, among other things, IT security metrics regarding phish-training and vulnerability management.
Annually, the CISO prepares the Bank’s Annual State of Security report which is provided to executive management, OROC, and the Board of Directors. The report provides data on, and insights into, the top security concerns facing the Bank, such as shifts in the threat landscape, high-priority threats, and trends affecting the banking industry, in addition to security-specific technology changes which have occurred during the current year that could impact the overall risk to the Bank. The report also includes an assessment of the upcoming threats that the Bank could potentially face over the course of the next year and includes recommendations designed to mitigate those threats.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bank is a cooperative and all of its outstanding capital stock, which is known as Class B Stock, is owned by its members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by former members of the Bank that retain capital stock to support advances or other extensions of credit that remain outstanding or until any applicable stock redemption or withdrawal notice period expires. All members must hold stock in the Bank. All of the Bank’s shareholders are financial institutions; no individual may own any of the Bank’s capital stock. The Bank’s capital stock is not publicly traded, nor is there an established market for the stock. The Bank’s capital stock has a par value of $100 per share and it may be purchased, redeemed, repurchased and transferred only at its par value. By regulation, the parties to a transaction involving the Bank’s stock can include only the Bank and its member institutions (or non-member institutions or former members, as described above). While a member could transfer stock to another member of the Bank, such transfer could occur only upon approval of the Bank and then only at par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years' written notice to the Bank. The Bank does not issue options, warrants or rights relating to its capital stock, nor does it provide any type of equity compensation plan. As of March 12, 2024, the Bank had 795 shareholders and 46,461,235 shares of capital stock outstanding.
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
The Bank has had a long-standing practice of paying quarterly dividends in the form of capital stock. During the years ended December 31, 2022 and 2021 and the three months ended March 31, 2023, quarterly dividends on Class B-1 Stock were paid at annualized rates that equaled average one-month LIBOR for the preceding quarters (the then current target dividend rate for Class B-1 Stock) while quarterly dividends on Class B-2 Stock were paid at annualized rates that equaled average one-month LIBOR for the preceding quarters plus 1.0 percent (the upper end of the Bank's then current target range for dividends on Class B-2 Stock). In anticipation of the discontinuance of one-month LIBOR after June 30, 2023, the Bank’s Board of Directors adopted new dividend target ranges for Class B-1 and Class B-2 Stock that became effective beginning with the dividends that were paid in the second quarter of 2023, such that they are indexed to the average overnight SOFR rate. While there can be no assurances about future dividends or future dividend rates, the target range for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average overnight SOFR rate plus 0 – 0.5 percent and the target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average overnight SOFR rate plus 1.0 – 1.5 percent. Dividends are based upon shareholders' average capital stock holdings and the average benchmark index rate for the preceding quarter.
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
By way of example, the Bank’s fourth quarter 2023 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 5.34 percent (a rate equal to average overnight SOFR for the third quarter of 2023 plus 0.1 percent) and 6.34 percent (a rate equal to average overnight SOFR for the third quarter of 2023 plus 1.1 percent), respectively. The annualized dividend rates of 5.34 percent and 6.34 percent were applied to shareholders' average balances of Class B-1 Stock and Class B-2 Stock, respectively, which were held during the period from July 1, 2023 through September 30, 2023.
The following table sets forth certain information regarding the quarterly dividends that were declared and paid by the Bank during the years ended December 31, 2023 and 2022.
DIVIDENDS PAID
(dollars in thousands)

	2023		2022
	Amount(1)	Annualized Rate(3)	Amount(2)	Annualized Rate(3)
First Quarter	$43,231	4.595%	$3,693	0.665%
Second Quarter	65,837	5.372%	4,368	0.794%
Third Quarter	98,532	5.848%	10,568	1.618%
Fourth Quarter	88,314	6.096%	22,587	3.068%

Total Dividends Paid During the Period	$295,914		$41,216
____________________________________
(1)Amounts exclude (in thousands) $134, $86, $102 and $85 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2023, respectively. For financial reporting purposes, these dividends were classified as interest expense.
(2)Amounts exclude (in thousands) $3, $6, $58 and $100 of dividends paid on mandatorily redeemable capital stock for the first, second, third and fourth quarters of 2022, respectively. For financial reporting purposes, these dividends were classified as interest expense.
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
The following table sets forth the annualized dividend rates that were paid on Class B-1 and Class B-2 Stock during the years ended December 31, 2023 and 2022.

	2023		2022
	Class B-1	Class B-2	Class B-1	Class B-2
First Quarter	3.89%	4.89%	0.09%	1.09%
Second Quarter	4.60%	5.60%	0.23%	1.23%
Third Quarter	5.07%	6.07%	1.02%	2.02%
Fourth Quarter	5.34%	6.34%	2.47%	3.47%
On March 20, 2024, the Bank’s Board of Directors approved dividends on Class B-1 and Class B-2 Stock in the form of additional shares of Class B-1 Stock for the first quarter of 2024 at annualized rates of 5.42 percent (a rate equal to average overnight SOFR for the fourth quarter of 2023 plus 0.1 percent) and 6.42 percent (a rate equal to average overnight SOFR for the fourth quarter of 2023 plus 1.1 percent), respectively. The first quarter 2024 dividends, to be applied to average Class B-1

Stock and Class B-2 Stock held during the period from October 1, 2023 through December 31, 2023, will be paid on March 27, 2024.
The Bank has a retained earnings policy that calls for the Bank to maintain retained earnings in an amount at least sufficient to protect the par value of the Bank's capital stock against potential economic losses that could arise from a variety of designated risk factors, including those related to potential permanent losses, potential earnings shortfalls or losses in periodic earnings, and potential reductions in the Bank's estimated market value of equity. With certain exceptions, the Bank’s policy calls for the Bank to maintain its total retained earnings balance at or above its policy target when determining the amount of funds available to pay dividends. The Bank’s current retained earnings policy target, which was last updated as of December 31, 2023, calls for the Bank to maintain a total retained earnings balance of at least $642.7 million to protect against the risks identified in the policy. Notwithstanding the fact that the Bank’s December 31, 2023 retained earnings balance of $2.413 billion exceeds the policy target balance, the Bank currently expects to continue to build its retained earnings in keeping with its long-term strategic objectives and the provisions of the Amended JCE Agreement.
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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the annual audited financial statements and notes thereto for the years ended December 31, 2023, 2022 and 2021 beginning on page F-1 of this Annual Report on Form 10-K.

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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank's debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks and changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political events could possibly lead to changes in the Bank’s regulatory environment or its status as a GSE, or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see Item 1A. Risk Factors. The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
Overview
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies and credit unions. Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 are also eligible for membership in the Bank. While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the

Bank holds interests in a portfolio of mortgage loans that have been acquired through the MPF Program administered by the FHLBank of Chicago. Substantially all of the loans were acquired during the period from 2016 to 2023 and all of those loans are conventional loans. The remainder of the portfolio (less than 0.2 percent of the unpaid principal balance) is comprised of government-guaranteed/insured and conventional mortgage loans that were acquired during the period from 1998 to mid-2003. Shareholders’ return on their investment includes the value derived from access to the Bank’s products and services and, to a lesser extent, dividends (which are typically paid quarterly in the form of capital stock). Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
Financial Market Conditions
In March 2020, the President of the United States declared the COVID-19 pandemic a national emergency. The extraordinary governmental response to the pandemic in 2020 resulted in significantly higher financial market liquidity and lower interest rates during 2020 and 2021, as compared to levels before the pandemic. Many factors, some of which have been attributed to the pandemic, led to significant inflation in the U.S. beginning in 2021. In order to combat higher inflation, the Federal Reserve changed its monetary policy in 2022 by significantly increasing short-term interest rates and beginning to reduce its holdings of Treasury securities, agency debt and agency MBS, as further discussed below. These policy actions continued into 2023. Economic growth was modest during 2023, but was to some extent negatively impacted by the higher level of interest rates and concerns about inflation and the possibility of a near-term recession. In addition, in March 2023, several U.S. banks experienced significant deposit outflows and financial difficulties, creating stress for the banking industry and the financial markets. The extent to which these concerns affect the Bank's business will depend on many factors that remain uncertain and difficult to predict.
The gross domestic product increased at an annual rate of 2.5 percent during 2023 according to the second estimate reported by the Bureau of Economic Analysis, after increasing at annual rates of 1.9 percent during the year ended December 31, 2022 and 5.8 percent during the year ended December 31, 2021. In January 2024, the Bureau of Labor Statistics reported that the U.S. unemployment rate was 3.7 percent at the end of 2023 compared to 3.5 percent at the end of 2022 and 3.9 percent at the end of 2021. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index ("CPI") increased 3.4 percent for the year ended December 31, 2023, compared to an increase of 6.5 percent for the year ended December 31, 2022 and an increase of 7.0 percent for the year ended December 31, 2021. The CPI is one of the primary measures of inflation in the U.S., and the peak CPI rate of 9.1 percent for the 12 months ended June 30, 2022 was the highest such measure in the preceding 40 years.
Throughout 2021, the Federal Open Market Committee ("FOMC") maintained the target for the federal funds rate at a range between 0 percent and 0.25 percent. In an effort to combat inflation, the FOMC increased its target for the federal funds rate in increments of 0.25 percent to 0.75 percent at each of its scheduled meetings from March 2022 through May 2023. In July 2023, the FOMC further raised its target for the federal funds rate to a current range between 5.25 percent and 5.50 percent. At its March 19/20, 2024 meeting, the FOMC noted that it will continue to monitor the implications of incoming information for the economic outlook. In considering any adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks.
In 2020, in response to the instability caused by the COVID-19 pandemic, the FOMC stated that, to support the smooth functioning of markets for Treasury securities and agency MBS that are central to the flow of credit to households and businesses, it would increase its holdings of Treasury securities by at least $500 billion and its holdings of agency MBS by at least $200 billion and would reinvest all principal payments from the Federal Reserve's holdings of agency debt and agency MBS in agency MBS. In March 2021, the FOMC further stated that it would continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency MBS by at least $40 billion per month until substantial further progress had been made toward the Committee’s maximum employment and price stability goals. At its scheduled meeting on November 2/3, 2021, the FOMC stated that, in light of the substantial further progress the economy had made toward the FOMC's goals since December 2020, it would begin reducing the monthly pace of its net asset purchases by $10 billion for

Treasury securities and $5 billion for agency MBS. Beginning in November 2021, the FOMC stated it would increase its holdings of Treasury securities by at least $70 billion per month (down from $80 billion per month) and of agency MBS by at least $35 billion per month (down from $40 billion per month). Beginning in December 2021, the FOMC would increase its holdings of Treasury securities by at least $60 billion per month and of agency MBS by at least $30 billion per month. On January 26, 2022, the FOMC announced that it would continue to reduce the monthly pace of its net asset purchases, bringing them to an end in March 2022. At its May 3/4, 2022 meeting, the FOMC announced that it would begin reducing its holdings of Treasury securities and agency debt and agency MBS on June 1, 2022. Beginning on that date, principal payments from its holdings of Treasury securities and agency debt and agency MBS are reinvested to the extent that they exceed monthly caps. For Treasury securities, the cap was initially set at $30 billion per month and after three months it was increased to $60 billion per month. For agency debt and agency MBS, the cap was initially set at $17.5 billion per month and after three months it was increased to $35 billion per month. At its March 19/20, 2024 meeting, the FOMC stated that these reductions would continue.
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
In response to the disruptions in the banking industry and financial markets, the Federal Reserve, on March 12, 2023, announced a plan to make available additional funding to eligible depository institutions to help ensure that they have the ability to meet the needs of all their depositors, through easier access to the discount window and the creation of a new Bank Term Funding Program. The Bank Term Funding Program ceased making new loans on March 11, 2024.
The following table presents information on various market interest rates at December 31, 2023 and 2022 and various average market interest rates for the years ended December 31, 2023, 2022 and 2021.

	Ending Rate		Average Rate
	December 31,	December 31,	For the Year Ended December 31,
	2023	2022	2023	2022	2021
Federal Funds Target (1)	5.50%	4.50%	5.20%	1.89%	0.25%
Average Effective Federal Funds Rate (2)	5.33%	4.33%	5.03%	1.69%	0.08%
Overnight SOFR (3)	5.38%	4.30%	5.01%	1.64%	0.04%
1-month SOFR (3)	5.34%	4.06%	4.97%	1.46%	0.04%
3-month SOFR (3)	5.36%	3.62%	4.86%	1.17%	0.04%
2-year SOFR (3)	4.07%	4.45%	4.53%	3.01%	0.23%
5-year SOFR (3)	3.53%	3.75%	3.83%	2.79%	0.73%
10-year SOFR (3)	3.47%	3.56%	3.66%	2.72%	1.21%
3-month U.S. Treasury (3)	5.40%	4.42%	5.28%	2.09%	0.04%
2-year U.S. Treasury (3)	4.23%	4.41%	4.58%	2.99%	0.27%
5-year U.S. Treasury (3)	3.84%	3.99%	4.06%	3.00%	0.86%
10-year U.S. Treasury (3)	3.88%	3.88%	3.96%	2.95%	1.45%
____________________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg

2023 In Summary
•The Bank ended 2023 with total assets of $128.3 billion compared with $114.3 billion at the end of 2022. The $14.0 billion increase in total assets was attributable primarily to increases in the Bank's advances ($11.1 billion), long-term securities portfolio ($2.5 billion) and mortgage loans held for portfolio ($0.7 billion), partially offset by a decrease in its short-term liquidity portfolio ($0.5 billion)
•Total advances at December 31, 2023 were $80.0 billion, compared to $68.9 billion at the end of 2022.

•Mortgage loans held for portfolio increased from $4.4 billion at December 31, 2022 to $5.1 billion at December 31, 2023.
•The Bank’s net income for 2023 was $874.5 million, which represented a return on average capital stock of 15.42 percent. In comparison, the Bank's net income for 2022 was $317.2 million, which represented a return on average capital stock of 11.02 percent for that year. For discussion and analysis of the increase in net income, see the section entitled "Results of Operations" beginning on page 60 of this report.
•At all times during 2023, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s total retained earnings increased to $2.413 billion at December 31, 2023 from $1.834 billion at December 31, 2022. Retained earnings represented 1.9 percent and 1.6 percent of total assets at December 31, 2023 and 2022, respectively. At December 31, 2023, the balance of the Bank's restricted retained earnings account was $505.1 million, representing 0.42 percent of the carrying value of its consolidated obligations (excluding hedging adjustments) at that date.
•In 2023, the Bank paid dividends totaling $295.9 million which, based on the applicable average capital stock balances, equated to an overall blended rate of 5.58 percent for the year. Based on its net income for the year, the dividend payout ratio was 33.84 percent.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021	2020	2019
Balance sheet (at year end)
Advances	$79,951,855	$68,921,869	$24,637,464	$32,478,944	$37,117,455
Investments (1)	42,631,192	40,613,512	34,653,202	25,660,696	33,918,055
Mortgage loans	5,096,410	4,400,040	3,494,389	3,426,611	4,076,613
Allowance for credit losses on mortgage loans	7,768	4,865	3,124	3,925	1,149
Total assets	128,264,612	114,348,556	63,488,376	64,912,526	75,381,605
Consolidated obligations — discount notes	8,598,022	46,270,265	11,003,026	22,171,296	34,327,886
Consolidated obligations — bonds	109,536,207	59,946,458	44,514,220	37,112,721	35,745,827
Total consolidated obligations(2)	118,134,229	106,216,723	55,517,246	59,284,017	70,073,713
Mandatorily redeemable capital stock(3)	506	7,453	6,657	13,864	7,140
Capital stock — putable	4,737,388	3,984,105	2,192,504	2,101,380	2,466,242
Unrestricted retained earnings	1,907,882	1,504,236	1,291,656	1,174,359	1,038,533
Restricted retained earnings	505,101	330,210	266,761	233,886	194,144
Total retained earnings	2,412,983	1,834,446	1,558,417	1,408,245	1,232,677
Accumulated other comprehensive income	108,849	182,526	182,770	47,260	99,049
Total capital	7,259,220	6,001,077	3,933,691	3,556,885	3,797,968
Dividends paid(3)	295,914	41,216	14,205	38,589	75,923
Income statement
Net interest income after provision/reversal for mortgage loan losses(4)	$1,017,913	$479,672	$277,547	$309,979	$293,175
Other income (loss)(4)	91,718	(25,446)	10,243	32,159	56,320
Other expense	137,974	101,713	105,147	121,342	96,965
AHP assessment	97,206	35,268	18,266	22,087	25,272
Net income	874,451	317,245	164,377	198,709	227,258
Performance ratios
Net interest margin(4)(5)	0.66%	0.63%	0.46%	0.43%	0.41%
Net interest spread (4)(6)	0.33%	0.45%	0.45%	0.39%	0.28%
Return on average assets	0.57%	0.41%	0.27%	0.28%	0.32%
Return on average equity	10.94%	6.69%	4.31%	5.41%	5.96%
Return on average capital stock (7)	15.42%	11.02%	7.72%	8.17%	8.90%
Total average equity to average assets	5.17%	6.17%	6.37%	5.11%	5.35%
Regulatory capital ratio(8)	5.58%	5.09%	5.92%	5.43%	4.92%
Dividend payout ratio (3)(9)	33.84%	12.99%	8.64%	19.42%	33.41%

____________________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At December 31, 2023, 2022, 2021, 2020 and 2019, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.204 trillion, $1.182 trillion, $0.653 trillion, $0.747 trillion and $1.026 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $119.8 billion, $109.1 billion, $55.8 billion, $59.2 billion and $70.1 billion, respectively. The Bank records on its statement of condition only that portion of the consolidated obligations for which it has received the proceeds.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under U.S. GAAP. Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $407 thousand, $167 thousand, $25 thousand, $110 thousand and $201 thousand for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness increased (reduced) net interest income by ($83.1 million), ($5.7 million), $23.8 million, ($15.0 million) and ($17.9 million) for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively. Included in the fair value ineffectiveness amounts are price alignment amounts on cleared derivatives totaling ($73.7 million), ($15.8 million), $0.4 million, $3.9 million and $6.8 million for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 60 of this report.
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
(10)Rates obtained from the Federal Reserve Statistical Release.
(11)Rates obtained from Bloomberg.

Financial Condition
The following table provides selected period-end balances as of December 31, 2023, 2022 and 2021, as well as selected average balances for the years ended December 31, 2023, 2022 and 2021. As shown in the table, the Bank’s total assets increased by 12.2 percent (or $13.9 billion) during the year ended December 31, 2023 after increasing by 80.1 percent (or $50.9 billion) during the year ended December 31, 2022. The increase in total assets during the year ended December 31, 2023 was attributable primarily to increases in the Bank's advances ($11.0 billion), long-term securities portfolio ($2.5 billion) and mortgage loans held for portfolio ($0.7 billion), partially offset by a decrease in its short-term liquidity portfolio ($0.5 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2023, total consolidated obligations increased by $11.9 billion, as consolidated obligation bonds increased by $49.6 billion and consolidated obligation discount notes decreased by $37.7 billion.
The increase in total assets during the year ended December 31, 2022 was attributable primarily to increases in the Bank's advances ($44.3 billion), short-term liquidity portfolio ($5.9 billion) and mortgage loans held for portfolio ($0.9 billion), partially offset by a decrease in the Bank's long-term securities portfolio ($0.5 billion). As the Bank’s assets increased, the funding for those assets also increased. During the year ended December 31, 2022, total consolidated obligations increased by $50.7 billion, as consolidated obligation discount notes increased by $35.3 billion and consolidated obligation bonds increased by $15.4 billion.
The activity in each of the major balance sheet captions is discussed in the sections following the table. Activity for the year ended December 31, 2021 is discussed in the Bank's Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC on March 22, 2023 (the "2022 10-K").

SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	December 31, 2023			December 31, 2022			Balance at December 31, 2021
		Increase (Decrease)			Increase (Decrease)
	Balance	Amount	Percentage	Balance	Amount	Percentage
Advances	$79,952	$11,030	16.0%	$68,922	$44,285	179.7%	$24,637

Short-term liquidity holdings
Non-interest bearing excess cash balances (1)	—	—	—	—	(515)	(100.0)	515
Interest-bearing deposits	2,297	(723)	(23.9)	3,020	2,134	240.9	886
Securities purchased under agreements to resell	14,750	2,550	20.9	12,200	1,550	14.6	10,650
Federal funds sold	6,368	(3,416)	(34.9)	9,784	5,003	104.6	4,781
Trading securities
U.S. Treasury Notes	1,171	1,082	1,215.7	89	(8)	(8.2)	97
U.S. Treasury Bills	—	—	—	—	(2,250)	(100.0)	2,250
Total short-term liquidity holdings	24,586	(507)	(2.0)	25,093	5,914	30.8	19,179

Long-term investments
Trading securities (U.S. Treasury Note)	101	2	2.0	99	(9)	(8.3)	108
Available-for-sale securities	17,691	2,585	17.1	15,106	(182)	(1.2)	15,288
Held-to-maturity securities	253	(62)	(19.7)	315	(279)	(47.0)	594
Total long-term investments	18,045	2,525	16.3	15,520	(470)	(2.9)	15,990

Mortgage loans held for portfolio, net	5,089	694	15.8	4,395	904	25.9	3,491
Total assets	128,265	13,916	12.2	114,349	50,861	80.1	63,488

Consolidated obligations
Consolidated obligations — bonds	109,536	49,590	82.7	59,946	15,432	34.7	44,514
Consolidated obligations — discount notes	8,598	(37,672)	(81.4)	46,270	35,267	320.5	11,003
Total consolidated obligations	118,134	11,918	11.2	106,216	50,699	91.3	55,517

Mandatorily redeemable capital stock	1	(6)	(85.7)	7	—	—	7
Capital stock	4,737	753	18.9	3,984	1,791	81.7	2,193
Retained earnings	2,413	579	31.6	1,834	276	17.7	1,558

Average total assets	154,439	77,607	101.0	76,832	16,987	28.4	59,845
Average capital stock	5,672	2,794	97.1	2,878	748	35.1	2,130
Average mandatorily redeemable capital stock	6	(6)	(50.0)	12	4	50.0	8
____________________________________
(1)     Represents excess cash held at the Federal Reserve Bank of Dallas. These amounts are classified as "Cash and Due From Banks" in the Bank's statements of condition

Advances
The following table presents advances outstanding, by type of institution, as of December 31, 2023, 2022 and 2021.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Savings institutions	$36,893	46%	$20,105	29%	$1,880	8%
Commercial banks	26,654	33	33,026	48	13,181	54
Insurance companies	8,952	11	7,882	11	6,814	28
Credit unions	7,599	10	8,273	12	2,396	10
Community Development Financial Institutions	28	—	24	—	25	—
Total member advances	80,126	100	69,310	100	24,296	100
Housing associates	117	—	106	—	116	—
Non-member borrowers	18	—	21	—	—	—
Total par value of advances	$80,261	100%	$69,437	100%	$24,412	100%
Total par value of advances outstanding to CFIs (1)	$5,675	7%	$6,370	9%	$3,153	13%
____________________________________
(1)The figures presented above reflect the advances outstanding to CFIs as of December 31, 2023, 2022 and 2021 based upon the definitions of CFIs that applied as of those dates.

The Bank's advances balances (at par value) increased by $10.8 billion (16 percent) during the year ended December 31, 2023. Demand for the Bank's advances was extraordinary during the first quarter of 2023, particularly during the five-day period from March 13, 2023 through March 17, 2023 in response to the turmoil in the banking industry and financial markets that was sparked by the financial difficulties experienced by some out-of-district depository institutions. The increase in the Bank's advances during this period was driven largely by demand from savings institutions and commercial banks as they sought to increase their liquidity levels. At March 31, 2023, advances outstanding totaled $125.1 billion. As market liquidity began to normalize in the second quarter, member demand moderated and, correspondingly, advances balances began to decline toward the end of that period (at June 30, 2023, advances outstanding totaled $109.9 billion) and this trend continued in the second half of 2023 with outstanding advances further declining to $80.3 billion by year end. Members with more than a $2.0 billion net increase in advances during 2023 were Charles Schwab Bank SSB ($14.0 billion), Comerica Bank ($4.4 billion) and USAA Federal Savings Bank ($2.5 billion). While advances demand is difficult to predict, the Bank currently expects that advances will likely continue to decline in 2024 in the absence of some type of destabilizing event.
The Bank's advances balances (at par value) increased by $45.0 billion (184 percent) during the year ended December 31, 2022. The increase in advances was spread broadly across the Bank's membership with demand particularly robust from commercial banks (increase of $19.8 billion or 151 percent), savings institutions (increase of $18.2 billion or 969 percent) and credit unions (increase of $5.9 billion or 245 percent). The Bank believes the increase in advances was due in part to a decline in members' liquidity levels and healthy demand for loans at member institutions. Some of the Bank's larger members also used advances to fund investment activities. Members with more than a $2.0 billion net increase in advances during 2022 were Charles Schwab Bank SSB ($10.0 billion), USAA Federal Savings Bank ($3.5 billion), Beal Bank USA ($3.4 billion), Comerica Bank ($3.2 billion), Cadence Bank ($3.1 billion) and Charles Schwab Premier Bank ($2.4 billion).
At December 31, 2023, advances outstanding to the Bank’s five largest borrowers totaled $45.4 billion, representing 56.6 percent of the Bank’s total outstanding advances as of that date.

The following table presents the Bank’s five largest borrowers as of December 31, 2023.
FIVE LARGEST BORROWERS AS OF DECEMBER 31, 2023
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Charles Schwab Bank, SSB	$24,000	29.9%
Comerica Bank	7,550	9.4
USAA Federal Savings Bank	6,000	7.5
American General Life Insurance Company	4,475	5.6
Beal Bank USA	3,400	4.2
	$45,425	56.6%
With outstanding advances of $2.4 billion as of December 31, 2023 (representing 3.0 percent of the Bank's total outstanding advances as of that date), Charles Schwab Premier Bank, SSB, an affiliate of Charles Schwab Bank, SSB, was the Bank's seventh largest borrower at year end 2023.
As of December 31, 2022 and 2021, advances outstanding to the Bank's five largest borrowers comprised $23.5 billion (33.9 percent) and $10.1 billion (41.4 percent), respectively, of the total advances portfolio at those dates.
The following table presents information regarding the composition of the Bank’s advances by product type as of December 31, 2023 and 2022.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	December 31, 2023		December 31, 2022
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$69,559	86.7%	$53,056	76.4%
Adjustable/variable-rate indexed	9,685	12.1	15,480	22.3
Amortizing	1,017	1.2	901	1.3
Total par value	$80,261	100.0%	$69,437	100.0%
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
Short-Term Liquidity Holdings
At December 31, 2023, the Bank’s short-term liquidity holdings were comprised of $14.7 billion of overnight reverse repurchase agreements (of which $11.1 billion was transacted with the Federal Reserve Bank of New York), $6.4 billion of overnight federal funds sold, $2.3 billion of overnight interest-bearing deposits and $1.2 billion of U.S. Treasury Notes. At December 31, 2022, the Bank’s short-term liquidity holdings were comprised of a $12.2 billion overnight reverse repurchase agreement transacted with the Federal Reserve Bank of New York, $9.8 billion of overnight federal funds sold, $3.0 billion of overnight interest-bearing deposits and a $0.1 billion U.S. Treasury Note. All of the Bank's federal funds sold during 2023 and 2022 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties or U.S. subsidiaries of foreign holding companies.

As of December 31, 2023, the Bank’s overnight federal funds sold consisted of $3.6 billion of funds sold to counterparties rated double-A and $2.8 billion of funds sold to counterparties rated single-A. At that same date, substantially all of the Bank's overnight interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
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

Long-Term Investments
The composition of the Bank's long-term investment portfolio at December 31, 2023 and 2022 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
December 31, 2023	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
Debentures
U.S. government-guaranteed obligations	$—	$264	$101	$365	$—
GSE obligations	—	3,115	—	3,115	—
Total debentures	—	3,379	101	3,480	—

MBS portfolio
GSE residential MBS	253	—	—	253	247
GSE commercial MBS	—	14,312	—	14,312	—
Total MBS	253	14,312	—	14,565	247
Total long-term investments	$253	$17,691	$101	$18,045	$247

	Balance Sheet Classification			Total Long-Term Investments (at carrying value)
	Held-to-Maturity (at carrying value)	Available-for-Sale (at fair value)	Trading (at fair value)		Held-to-Maturity (at fair value)
December 31, 2022
Debentures
U.S. government-guaranteed obligations	$1	$277	$99	$377	$1
GSE obligations	—	3,169	—	3,169	—
Total debentures	1	3,446	99	3,546	1

MBS portfolio
GSE residential MBS	288	—	—	288	283
GSE commercial MBS	—	11,660	—	11,660	—
Non-agency residential MBS	26	—	—	26	30
Total MBS	314	11,660	—	11,974	313
Total long-term investments	$315	$15,106	$99	$15,520	$314

The following table presents supplemental information regarding the maturities and yields of the Bank’s investments (at carrying value) as of December 31, 2023. Maturities are based on the contractual maturities of the securities. All of the Bank's available-for-sale securities are fixed rate securities, substantially all of which have been swapped to a variable rate. The yields presented in the table for available-for-sale securities reflect their contractual fixed rates. The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the effect of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio.
AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES MATURITIES AND YIELDS
(dollars in thousands)

	Due In One Year Or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Maturities
Available-for-sale securities
U.S. government-guaranteed debentures	$180,201	$83,966	$—	$—	$264,167
GSE debentures	1,081,568	1,907,092	126,346	—	3,115,006
GSE commercial MBS	194,332	6,907,699	7,060,653	148,865	14,311,549
Total available-for-sale securities	$1,456,101	$8,898,757	$7,186,999	$148,865	$17,690,722
Held-to-maturity securities
U.S. government-guaranteed debentures	$374	$—	$—	$—	$374
GSE residential MBS	—	69	1,694	251,165	252,928
Total held-to-maturity securities	$374	$69	$1,694	$251,165	$253,302
Weighted average yields
Available-for-sale securities
U.S. government-guaranteed debentures	2.56%	2.66%	—%	—%	2.59%
GSE debentures	2.24	2.46	2.84	—	2.40
GSE commercial MBS	2.82	3.01	4.13	4.85	3.58
Yield on available-for-sale securities	2.36%	2.89%	4.11%	4.85%	3.36%
Held-to-maturity securities
U.S. government-guaranteed debentures	0.76%	—%	—%	—%	0.76%
GSE residential MBS	—	6.02	5.88	5.92	5.92
Yield on held-to-maturity securities	0.76%	6.02%	5.88%	5.92%	5.91%
During the years ended December 31, 2023 and 2022, proceeds from maturities, prepayments and paydowns of held-to-maturity securities totaled approximately $37 million and $180 million, respectively. Proceeds from maturities, prepayments and paydowns of available-for-sale securities totaled $0.648 billion and $2.386 billion during the years ended December 31, 2023 and 2022, respectively. The Bank did not sell any available-for-sale securities during the years ended December 31, 2023 or 2022. During the year ended December 31, 2023, the Bank sold all of its non-agency residential MBS ("RMBS") classified as held-to-maturity securities. Proceeds from the sale totaled $29.0 million, resulting in a net realized gain of $1.1 million. During the year ended December 31, 2022, the Bank sold $101.2 million (par value) of GSE RMBS classified as held-to-maturity securities. The gains recognized on these sales totaled $0.1 million. For each of the securities sold during 2023 and 2022, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.
During the year ended December 31, 2023, 17 GSE commercial MBS ("CMBS") with an aggregate par value of $443.9 million were prepaid. No yield maintenance fees were received in connection with these GSE CMBS prepayments. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $26.5 million for the year ended December 31, 2023, and were recorded as an increase in interest income on available-for-sale securities.
During the year ended December 31, 2022, 40 GSE CMBS with an aggregate par value of $1.1 billion were prepaid. In connection with the GSE CMBS prepayments, the Bank received yield maintenance fees totaling $27.7 million. The yield maintenance fees are recorded in interest income on available-for-sale securities, net of unamortized purchase premiums and discounts and hedge basis adjustments on the prepaid securities. The net amounts recorded in interest income totaled $47.4 million.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $15.0 billion as of December 31, 2023, which represented 210 percent of its total regulatory capital at that date. Given the constraints imposed by the Finance Agency's guidance regarding core mission achievement, the Bank did not purchase any MBS during the first three months of 2022. With capacity to purchase MBS and its CMA ratio above 70 percent, the Bank acquired (based on trade date) $3.0 billion (par value) and $3.9 billion (par value) of GSE CMBS during the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE CMBS if attractive opportunities are available and provided it is reasonably confident (at the time of purchase) that it can maintain its CMA ratio at or above 70 percent.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of December 31, 2023, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see the audited financial statements included in this report (specifically, Note 9 beginning on page F-24 of this report).
As of December 31, 2023, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P.
The Bank's remaining GSE RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($253 million par value at December 31, 2023). These CMOs include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps, exposing the Bank to interest rate risk. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of December 31, 2023, one-month SOFR was 5.34 percent and the effective interest rate caps on one-month SOFR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.84 percent to 9.04 percent. The largest concentration of embedded effective caps ($234 million) was between 5.84 percent and 6.10 percent. As of December 31, 2023, one-month SOFR rates were approximately 50 basis points below the lowest effective interest rate cap embedded in the CMO floaters.
Mortgage Loans Held For Portfolio
As of December 31, 2023 and 2022, mortgage loans held for portfolio (net of allowance for credit losses) were $5.1 billion and $4.4 billion, respectively, representing approximately 4.0 percent and 3.8 percent, respectively, of the Bank’s total assets at each of those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its PFIs. During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. During the years ended December 31, 2023 and 2022, the Bank acquired mortgage loans totaling $1.044 billion ($1.033 billion unpaid principal balance) and $1.423 billion ($1.431 billion unpaid principal balance), respectively. All of the mortgage loans acquired in 2023 and 2022 were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans.
During the second half of 2022, the Bank's mortgage loan purchases declined slightly in comparison to the first half of that year due to a slowdown in originations resulting from the significant increase in mortgage interest rates. The increase in mortgage interest rates also led to a significant reduction in mortgage prepayment activity during the second half of 2022. Both mortgage loan originations and prepayment activity remained low in 2023 as significantly higher mortgage interest rates persisted. During the year ended December 31, 2023, mortgage loan prepayments totaled $202 million. In comparison, mortgage loan prepayments totaled $380 million in 2022, of which $253 million occurred during the first half of that year.
The following table presents the Bank's mortgage loans held for portfolio, by contractual maturity, as of December 31, 2023 and 2022. All of the Bank's mortgage loans held for portfolio are fixed-rate loans.

MORTGAGE LOANS HELD FOR PORTFOLIO
(dollars in millions)

Redemption Term	December 31, 2023	December 31, 2022
Due in one year or less	$101	$92
Due after one year through five years	473	424
Due after five years through fifteen years	1,541	1,354
Thereafter	2,927	2,478
Total unpaid principal balance	5,042	4,348
Net premiums, discounts and deferred net derivative gains associated with mortgage delivery commitments	55	52
Total mortgage loans held for portfolio	5,097	4,400
Allowance for credit losses on mortgage loans	(8)	(5)
Mortgage loans held for portfolio, net	$5,089	$4,395
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
Under the MPF program, the PFI’s credit enhancement protection may take the form of the CE Obligation, which represents the direct liability to pay credit losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for an SMI policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The credit risk-sharing structures utilized by the Bank during the period from 2016 through 2023 did not include SMI. PFIs are paid a CE fee by the Bank as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI (if applicable). CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. During the years ended December 31, 2023 and 2022, mortgage loan interest income was reduced by CE fees totaling $2.5 million and $2.2 million, respectively. The required CE Obligation may vary depending on the MPF product alternatives selected. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses incurred by the Bank as part of its first loss obligation in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2023 and 2022, performance-based CE fees that were foregone and not paid to the Bank’s PFIs were insignificant.
If a PFI fails to comply with any of the requirements of the PFI agreement, MPF guides, applicable law or the terms of mortgage documents, it may be required to repurchase the MPF loans that are impacted by such failure. During the years ended December 31, 2023 and 2022, the principal amount of mortgage loans held by the Bank that were repurchased by the Bank’s PFIs totaled $4.9 million and $8.5 million, respectively.
The following table presents the geographic concentration of the Bank’s mortgage loan portfolio as of December 31, 2023.

GEOGRAPHIC CONCENTRATION OF MORTGAGE LOANS

Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT)	77.1%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV)	14.1
West (AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY)	4.1
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI)	2.9
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT)	1.8
100.0%

The following table presents various ratios pertaining to the allowance for credit losses on mortgage loans as of December 31, 2023 and 2022.

MORTGAGE LOANS HELD FOR PORTFOLIO — RISK ELEMENTS AND CREDIT LOSSES
(dollars in millions)

	December 31,
	2023	2022
Net charge-offs during the year	$—	$—
Average loans outstanding during the year (before allowance for credit losses)	4,776	3,972
Allowance for credit losses at the end of the year	8	5
Mortgage loans held for portfolio at the end of the year (before allowance for credit losses)	5,096	4,400
Non-accrual loans at the end of the year	21	19
Ratio of net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.15%	0.11%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.41%	0.44%
Ratio of allowance for credit losses to non-accrual loans	36.81%	25.05%
Consolidated Obligations and Deposits
During the year ended December 31, 2023, the Bank’s consolidated obligation bonds (at par value) increased by $48.7 billion and its consolidated obligation discount notes (at par value) decreased by $38.0 billion. The following table presents the composition of the Bank’s outstanding bonds at December 31, 2023 and 2022.

COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	December 31, 2023		December 31, 2022
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate
Callable	$53,550	48.2%	$28,801	46.1%
Non-callable	15,600	14.1	9,710	15.6
Non-callable SOFR-indexed variable rate	35,499	31.9	15,054	24.1
Step-up
Callable	4,492	4.0	7,616	12.2
Non-callable	1,954	1.8	1,246	2.0
Callable step-down	15	—	15	—
Total par value	$111,110	100.0%	$62,442	100.0%
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
The FHLBanks rely extensively on the underwriters of their securities, including investment banks, money center banks and large commercial banks, to source investors for consolidated obligations. Investors may be located in the United States or overseas. The features of consolidated obligations are structured to meet the requirements of investors. The various types of consolidated obligations included in the table above reflect the features of the Bank’s outstanding bonds as of December 31,

2023 and 2022 and do not represent all of the various types and styles of consolidated obligation bonds that may be issued by the Bank or the other FHLBanks.
Consistent with its risk management philosophy, the Bank uses interest rate exchange agreements (i.e., interest rate swaps) to convert many of the fixed-rate consolidated obligation bonds that it issues to variable-rate instruments that reset based on SOFR or, to a far lesser extent, the overnight index swap ("OIS") rate. Generally, the Bank receives a coupon on the interest rate swap that is identical to the coupon it pays on the consolidated obligation bond while paying a variable-rate coupon on the interest rate swap that resets based on SOFR or OIS. Typically, the formula for the variable-rate coupon also includes a spread to the index; for instance, the Bank may pay a coupon on the interest rate swap equal to SOFR plus 5 basis points.
During the years ended December 31, 2023 and 2022, the Bank issued $139.4 billion and $43.4 billion, respectively, of consolidated obligation bonds. The proceeds from these issuances were generally used to fund the increase in the Bank's assets, as well as to replace maturing or called consolidated obligations. During the year ended December 31, 2023, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 66 percent variable-rate bonds, 29 percent swapped fixed-rate callable bonds (including step-up bonds) and 5 percent fixed-rate non-callable bonds (most of which were swapped). During the year ended December 31, 2022, the Bank's consolidated obligation bond issuance (based on par value) consisted of approximately 47 percent variable-rate bonds, 37 percent swapped fixed-rate callable bonds (including step-up bonds) and 16 percent fixed-rate non-callable bonds (most of which were swapped).
At December 31, 2023 and 2022, discount notes comprised approximately 7 percent and 43 percent, respectively, of the Bank's total outstanding consolidated obligations. During 2023, the Bank issued approximately $144 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to fund the increase in the Bank's assets and to replace maturing or called consolidated obligation bonds and maturing consolidated obligation discount notes.
The primary benchmark that the Bank uses to analyze the effectiveness of its debt issuance efforts and trends in its debt issuance costs is the spread to SOFR that the Bank pays on interest rate swaps used to convert its fixed-rate consolidated obligations to SOFR. During the years ended December 31, 2023 and 2022, the weighted average SOFR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated SOFR plus 2 basis points and SOFR minus 2 basis points, respectively. SOFR-indexed bonds, which are generally more expensive than swapped fixed-rate callable bonds, represented a higher percentage of the Bank's debt issuance during 2023, resulting in an increase in the Bank's SOFR-equivalent cost of debt.
Demand and term deposits were approximately $1.4 billion and $1.3 billion at December 31, 2023 and 2022, respectively. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.
Time deposits totaled $23.5 million at December 31, 2023. These deposits mature as follows: $23.1 million in three months or less and $0.4 million in over three months through six months.
All of the Bank's deposits are uninsured.
Capital Stock
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $4.7 billion and $4.0 billion at December 31, 2023 and 2022, respectively, while the Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was $5.7 billion and $2.9 billion for the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023, the Bank’s five largest shareholders held $1.9 billion of capital stock, which represented 40.8 percent of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. The following table presents the Bank’s five largest shareholders as of December 31, 2023.

FIVE LARGEST SHAREHOLDERS AS OF DECEMBER 31, 2023
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Charles Schwab Bank, SSB	$1,011,814	21.4%
Comerica Bank	316,550	6.7
USAA Federal Savings Bank	264,085	5.6
American General Life Insurance Company	195,859	4.1
NexBank	140,233	3.0
	$1,928,541	40.8%
As of December 31, 2023, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Charles Schwab Premier Bank, SSB and Charles Schwab Trust Bank, affiliates of Charles Schwab Bank, SSB, held $108,866,000 and $5,288,000, respectively, of the Bank's capital stock as of December 31, 2023, representing 2.3 percent and 0.1 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. In aggregate, these three affiliated institutions held $1,125,968,000 of the Bank's capital stock as of December 31, 2023, representing 23.8 percent of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.
In addition, six affiliates of USAA Federal Savings Bank held a combined total of $29,745,000 of the Bank's capital stock as of December 31, 2023 and the Variable Annuity Life Insurance Company, an affiliate of American General Life Insurance Company, held $57,642,000 of the Bank's capital stock as of that date. In aggregate, USAA-affiliated institutions and institutions affiliated with American General Life Insurance Company held $293,830,000 and $253,501,000, respectively, of the Bank's capital stock as of December 31, 2023, representing 6.2 percent and 5.4 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.
As described in Item 1. Business, members are required to maintain an investment in Class B stock equal to the sum of a membership investment requirement and an activity-based investment requirement. Currently, the membership investment requirement is 0.04 percent of each member’s total assets as of the previous calendar year end, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is currently 4.10 percent of outstanding advances, except for advances that were funded under the special reduced stock advances offerings discussed below, and 0.10 percent of letters of credit that are issued or renewed on and after April 19, 2021. Prior to April 19, 2021, there was not an activity-based investment requirement for letters of credit. The Bank’s Board of Directors reviews these requirements at least annually and has the authority to adjust them periodically within ranges established in the Bank's Capital Plan, as amended from time to time, to ensure that the Bank remains adequately capitalized. Any changes to either the membership or activity-based investment requirements require at least 30 days advance notice to the Bank’s members. There were no changes to the investment requirements during the years ended December 31, 2023 and 2022.
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
The Bank’s Board of Directors may declare dividends at the same rate for all shares of Class B Stock, or at different rates for Class B-1 Stock and Class B-2 Stock, provided that in no event can the dividend rate on Class B-2 Stock be lower than the dividend rate on Class B-1 Stock. Dividend payments may be made in the form of cash, additional shares of either, or both, sub-

classes of Class B Stock, or a combination thereof as determined by the Bank’s Board of Directors. For additional information, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. The standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from October 21, 2015 through December 31, 2015. All other minimum investment requirements also continued to apply during that period. At December 31, 2023, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $413 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that: (1) were funded during the period from April 1, 2020 through December 31, 2020 and (2) had a maturity of one year or greater. On July 1, 2020, the Bank announced a Board-authorized modification to this special advances offering. As modified, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from August 1, 2020 through December 31, 2020 and (2) had a maturity of 28 days or greater. On December 7, 2020, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2020 to June 30, 2021. On March 17, 2021, the Bank announced another Board-authorized modification and extension to this special advances offering. As modified and extended, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for advances that: (1) were funded during the period from April 19, 2021 through December 31, 2021 and (2) had a maturity of 32 days or greater. For advances that were funded on or prior to April 18, 2021, the reduced activity-based capital stock investment requirement continued to apply to advances that had a maturity of 28 days or greater. On December 8, 2021, the Bank announced that its Board of Directors had authorized the Bank to extend the expiration date of the special advances offering from December 31, 2021 to December 31, 2022. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. If, at the time of funding an advance that would have otherwise been eligible for the reduced capital stock investment requirement, the then outstanding balance of advances made pursuant to this offering totaled $5 billion, then the standard capital stock investment requirement of 4.1 percent applied. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022. At December 31, 2023, advances outstanding under this program totaled approximately $4.0 billion.
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
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during 2023 and 2022, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. A shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). During the years ended December 31, 2023 and 2022, the Bank repurchased surplus stock totaling $1.393 billion and $0.470 billion, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.

Concurrent with the quarterly repurchases of surplus stock that occurred in 2023 and 2022, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $4 million and $10 million, respectively.
At December 31, 2023, excess stock held by the Bank’s members and former members totaled $1.012 billion, which represented 0.79 percent of the Bank’s total assets as of that date.
The Bank is precluded from paying dividends in the form of capital stock if excess stock held by its shareholders is greater than 1 percent of the Bank’s total assets or if, after the issuance of such shares, excess stock held by its shareholders would be greater than 1 percent of the Bank’s total assets.
The following table sets forth the repurchases of excess stock that have occurred under the quarterly repurchase program since January 1, 2022.

EXCESS STOCK REPURCHASED UNDER QUARTERLY REPURCHASE PROGRAM
(dollars in thousands)

Date of Repurchase by the Bank	Shares Repurchased	Amount of Surplus Stock Repurchased from Member Shareholders	Amount of Excess Stock Repurchased from Non-Member Shareholders
March 28, 2022	570,071	$57,007	$—
June 27, 2022	1,450,804	142,951	2,129
September 26, 2022	830,271	82,207	820
December 27, 2022	1,948,463	187,633	7,214
March 27, 2023	2,036,052	203,286	319
June 28, 2023	6,366,857	636,028	658
September 26, 2023	2,536,991	252,430	1,269
December 27, 2023	3,032,732	301,593	1,680
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
Stock dividends paid on capital stock that is classified as mandatorily redeemable capital stock are reported as either an issuance of capital stock or as an increase in the mandatorily redeemable capital stock liability depending upon the event that caused the stock on which the dividend is being paid to be classified as a liability. Stock dividends paid on stock subject to a written redemption notice are reported as an issuance of capital stock as such dividends are not covered by the original redemption notice. Stock dividends paid on stock that is subject to a withdrawal notice (or its equivalent) are reported as an increase in the mandatorily redeemable capital stock liability. During the years ended December 31, 2023 and 2022, the Bank did not receive any stock redemption notices.
Mandatorily redeemable capital stock outstanding at December 31, 2023 and 2022 was $0.5 million and $7.5 million, respectively. For the years ended December 31, 2023 and 2022, average mandatorily redeemable capital stock was $5.7 million and $12.4 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, this stock is considered capital for regulatory purposes (see the section below entitled “Risk-Based Capital Rules and Other Capital Requirements” for further information).

The following table presents capital stock outstanding, by type of institution, as of December 31, 2023 and 2022.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(dollars in millions)

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial banks	$1,954	41%	$1,991	50%
Savings institutions	1,600	34	864	22
Credit unions	699	15	697	17
Insurance companies	483	10	431	11
Community Development Financial Institutions	1	—	1	—
Total capital stock classified as capital	4,737	100	3,984	100
Mandatorily redeemable capital stock	1	—	7	—
Total regulatory capital stock	$4,738	100%	$3,991	100%
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
This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of interest rate derivatives and that requires frequent reporting of their values and impact on the Bank’s financial statements. All interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. As of December 31, 2023, substantially all of the Bank’s derivative instruments that were designated in hedging relationships were either hedging fair value risk attributable to changes in SOFR (the designated benchmark interest rate) or hedging the variability of cash flows associated with forecasted transactions.
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
As a result of using interest rate exchange agreements extensively to fulfill its role as a financial intermediary, the Bank has a large notional amount of interest rate exchange agreements relative to its size. As of December 31, 2023, 2022 and 2021, the Bank’s notional balance of interest rate exchange agreements was $164.1 billion, $104.5 billion and $53.0 billion, respectively, while its total assets were $128.3 billion, $114.3 billion and $63.5 billion, respectively. The notional amount of interest rate exchange agreements does not reflect the Bank’s credit risk exposure which, as discussed below, is much less than the notional amount.

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of December 31, 2023, 2022 and 2021.

COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
December 31, 2023
Advances	$50,880	$1,660	$—	$1,109	$53,649
Investments	—	17,987	—	1,552	19,539
Mortgage loans held for portfolio	—	—	—	1,377	1,377
Consolidated obligation bonds	—	70,233	—	1,021	71,254
Consolidated obligation discount notes	—	—	1,066	1,521	2,587
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$50,880	$89,880	$1,066	$22,299	$164,125
December 31, 2022
Advances	$18,768	$637	$—	$2,000	$21,405
Investments	—	15,847	—	1,153	17,000
Mortgage loans held for portfolio	—	—	—	596	596
Consolidated obligation bonds	—	43,766	—	372	44,138
Consolidated obligation discount notes	—	—	1,066	3,402	4,468
Intermediary positions	—	—	—	119	119
Counterparty exposures	—	—	—	16,300	16,300
Other	—	—	—	425	425
Total notional balance	$18,768	$60,250	$1,066	$24,367	$104,451
December 31, 2021
Advances	$9,324	$483	$—	$265	$10,072
Investments	—	14,398	—	3	14,401
Mortgage loans held for portfolio	—	—	—	898	898
Consolidated obligation bonds	—	24,112	—	—	24,112
Consolidated obligation discount notes	—	—	1,066	900	1,966
Intermediary positions	—	—	—	172	172
Counterparty exposures	—	—	—	1,000	1,000
Other	—	—	—	425	425
Total notional balance	$9,324	$38,993	$1,066	$3,663	$53,046

The following table provides the notional balances of the Bank’s derivative instruments, by hedging strategy, as of December 31, 2023 and 2022.
HEDGING STRATEGIES
(in millions)

		Hedge Accounting Designation	Notional Amount at December 31,
Hedged Item / Hedging Instrument	Hedging Objective		2023	2022
Advances
Pay fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable- rate index.	Fair Value	$47,354	$13,860
		Economic	1,109	2,000
Pay fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable- rate index and offsets option risk in the advance.	Fair Value	5,186	5,545
		Economic	—	—
Investments
Pay fixed, receive floating interest rate swap	Converts the investment security's fixed rate to a variable-rate index.	Fair Value	17,987	15,847
		Economic	402	3
Receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset prepayment risk associated with the CMBS portfolio.	Economic	1,150	1,150
Mortgage Loans
Pay fixed, receive floating interest rate swap, or receive fixed, pay floating interest rate swap	To hedge risks to the Bank's earnings associated with the mortgage loan portfolio.	Economic	813	588
Pay or receive fixed interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate risk associated with the mortgage loan portfolio.	Economic	550	—
Consolidated Obligation Bonds
Receive fixed, pay floating interest rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair Value	6,428	6,574
		Economic	76	—
Receive fixed, pay floating interest rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair Value	63,805	37,192
		Economic	945	372
Consolidated Obligation Discount Notes
Receive floating, pay fixed interest rate swap	Reduces cash flow variability by converting the variable cash flows of rolling three-month discount notes to fixed cash flows.	Cash Flow	1,066	1,066
Receive fixed, pay floating interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Economic	1,521	3,402
Intermediary Positions
Pay fixed, receive floating interest rate swap, and receive fixed, pay floating interest rate swap	To provide interest rate swaps to members and to offset these interest rate swaps by executing interest rate swaps with the Bank’s derivative counterparties.	Economic	19	79
Interest rate caps	To provide interest rate caps to members and to offset these interest rate caps by executing interest rate caps with the Bank's derivative counterparties.	Economic	—	40
Counterparty Exposure
Pay floating, receive fixed or pay fixed, receive floating interest rate swaps	To reduce net derivatives exposure to bilateral and clearinghouse counterparties by executing offsetting swaps	Economic	15,300	16,300
Other
Receive fixed, pay floating interest rate swaps	To hedge risks to the Bank's earnings that are not directly linked to specific assets, liabilities or forecasted transactions	Economic	400	425
Total derivatives used to hedge risk			164,111	104,443
Mortgage delivery commitments			14	8
Total notional amount of derivatives			$164,125	$104,451

As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of December 31, 2023, the Bank had cleared trades outstanding with notional amounts totaling $76.9 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has transacted some of its interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure amounts ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of December 31, 2023, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $87.2 billion.
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
The Dodd-Frank Act also changed the regulatory framework for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank is able in certain instances to continue to enter into uncleared trades on a bilateral basis, transactions entered into on and after September 1, 2022 are subject to two-way initial margin requirements if certain thresholds are met. The Bank is required to post initial margin when its unmargined exposure (excluding legacy derivatives) exceeds $50 million on a counterparty-by-counterparty basis. The Bank was not required to post initial margin relating to its bilaterally traded derivatives during 2022.
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
As of December 31, 2023, cash collateral totaling $1.0 billion had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged securities with a carrying value of $122 million to three bilateral derivative counterparties to meet its initial margin requirements. Further, as of December 31, 2023, the Bank had pledged $767 million (fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of December 31, 2023, the Bank had received $832 million in variation margin to settle its cleared derivatives with its clearinghouse counterparties.

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of December 31, 2023.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	3	$225.0	$1.9	$(0.3)	$—	$1.6
Cleared derivatives(3)	—	19,665.4	1.3	0.1	216.9	218.3
Liability positions with credit exposure
Single-A(4)	8	48,311.3	(477.3)	490.9	36.9	50.5
Cleared derivatives(3)	—	57,234.7	(7.4)	(1.6)	550.4	541.4
Total derivative positions with non-member counterparties to which the Bank had credit exposure	11	125,436.4	(481.5)	489.1	804.2	811.8

Asset positions without credit exposure	1	6,526.3	29.0	(29.1)	—	—
Liability positions without credit exposure	5	32,138.4	(573.5)	562.0	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	6	38,664.7	(544.5)	532.9	—	—
Total non-member counterparties	17	164,101.1	(1,026.0)	$1,022.0	$804.2	$811.8

Member institutions
Interest rate exchange agreements (5)
Asset positions	1	9.3	—
Mortgage delivery commitments	—	14.4	—
Total member institutions	1	23.7	—
Total	18	$164,124.8	$(1,026.0)
____________________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of December 31, 2023.
(2)Includes amounts that had not settled as of December 31, 2023.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for liability positions with credit exposure to counterparties rated single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $4.3 billion and a net credit exposure of $2.1 million.
(5)Interest rate exchange agreements with members and the collateral provisions associated therewith are discussed in the paragraph below.
Previously, the Bank offered interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties discussed above. For the two remaining interest rate exchange agreements with one of its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of the interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for these derivative transactions consists of collateral that is eligible to secure advances and other obligations under the member’s Advances and Security Agreement with the Bank (for a description of eligible collateral, see Item 1. Business — Products and Services – Advances).

Market Value of Equity
The ratio of the Bank’s estimated market value of equity to its book value of equity was 103 percent and 104 percent at December 31, 2023 and 2022, respectively. For additional discussion, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
LIBOR Phase-Out
In periods prior to June 30, 2023, many of the Bank's assets, liabilities and derivatives were indexed to either one-month or three-month LIBOR. After June 30, 2023, one-month and three-month LIBOR became non-representative. For some time, the Bank had been preparing for the phase-out of LIBOR and the associated transition to an alternative reference rate (i.e., SOFR). Among other things, a permanent discontinuation of LIBOR necessitated the addition of fallback language in the Bank's LIBOR-indexed derivative contracts that extended past the cessation date, as well as changes in the Bank's risk management practices.
On October 23, 2020, the International Swaps and Derivatives Association ("ISDA") launched the IBOR Fallbacks Supplement (“Supplement”) and the IBOR Fallbacks Protocol (“Protocol”). The Supplement amended ISDA’s standard definitions for interest rate derivatives to incorporate robust fallbacks for derivatives linked to certain interbank offered rates ("IBORs"). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both parties were required to adhere to the Protocol in order to effectively amend legacy derivative contracts or, alternatively, the parties had to bilaterally agree to amended legacy contracts to address LIBOR fallbacks. The Bank and all of its non-member bilateral derivative counterparties adhered to the Protocol. On and after January 25, 2021, all new derivative contracts were subject to the relevant LIBOR fallbacks set forth in the Supplement. ISDA stated that the announcement by the United Kingdom's Financial Conduct Authority ("FCA") on March 5, 2021 (in which the FCA announced the dates that panel bank submissions for all LIBOR settings would cease) constituted an index cessation event under the Supplement and the Protocol and, as a result, the fallback spread adjustment published by Bloomberg was fixed as of the date of that announcement for all LIBOR settings.
On March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act"). The LIBOR Act provided legal certainty for legacy contracts with inadequate or unworkable fallback provisions when LIBOR stopped being published after June 30, 2023. For contracts with either no fallback provisions or insufficient fallback provisions, the legislation automatically imposed a rate selected by the Federal Reserve based upon SOFR including any applicable tenor spread adjustment. On December 16, 2022, the Board of Governors of the Federal Reserve System adopted a final rule that implemented the LIBOR Act.
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
The Bank's remaining uncleared LIBOR-indexed derivatives as of June 30, 2023 ($236 million notional value) fell back to SOFR (pursuant to the Protocol) during the three months ended September 30, 2023. The Bank's remaining LIBOR-indexed investments as of June 30, 2023 ($271 million par value) fell back to SOFR during the three months ended September 30, 2023, in accordance with the provisions of the LIBOR Act or, in some cases, the contractual provisions of the securities. The Bank did not have any outstanding LIBOR-indexed financial instruments on or after September 30, 2023.

Results of Operations
Net Income
Net income for 2023, 2022 and 2021 was $874.5 million, $317.2 million and $164.4 million, respectively. The Bank’s net income for 2023 represented a return on average capital stock (“ROCS”) of 15.42 percent. In comparison, the Bank’s ROCS was 11.02 percent in 2022 and 7.72 percent in 2021. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income from 2022 to 2023 are discussed below. The factors contributing to the changes in the Bank's net income from 2021 to 2022 are discussed in the 2022 10-K.

While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside 10 percent of its income before assessments (adjusted for interest expense on mandatorily redeemable capital stock) for its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. For the years ended December 31, 2023 and 2022, the Bank’s AHP assessments totaled $97.2 million and $35.3 million, respectively. In each of these years, the effective assessment rate closely approximated 10 percent. Because interest expense on mandatorily redeemable capital stock is not deductible for purposes of computing the Bank’s AHP assessment, the effective assessment rate could exceed 10 percent in future periods.
Income Before Assessments
During 2023 and 2022, the Bank’s income before assessments was $971.7 million and $352.5 million, respectively. The $619.2 million increase in income before assessments for 2023 as compared to 2022 was attributable to a $538.2 million increase in net interest income after provision/reversal for mortgage loan losses and a $117.2 million favorable change in other income (loss) partially offset by a $36.3 million increase in other expenses. The components of income before assessments (net interest income after provision/reversal for mortgage loan losses, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision/Reversal for Mortgage Loan Losses
In 2023 and 2022, the Bank’s net interest income after provision/reversal for mortgage loan losses was $1.018 billion and $0.480 billion, respectively. The $538 million increase in net interest income after provision/reversal for mortgage loan losses from 2022 to 2023 was due primarily to a significant increase in the average balances of the Bank's interest-earning assets, higher average capital balances and higher rates of return on the Bank's invested capital, partially offset by a $57.9 million increase in net price alignment expense on cleared derivatives, a $19.5 million unfavorable change in fair value hedge ineffectiveness gains/losses from year to year and a $20.9 million decrease in net gains/losses recorded in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 45 of this report).
The average balances of the Bank's interest-earning assets increased by $77.2 billion, from $77.9 billion in 2022 to $155.1 billion in 2023. The Bank's net interest margin increased from 63 basis points in 2022 to 66 basis points in 2023. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread decreased from 45 basis points in 2022 to 33 basis points in 2023. Due to the significant increase in average short-term interest rates in 2023 relative to 2022, the contribution of the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 18 basis points in 2022 to 33 basis points in 2023. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income (including the price alignment amounts on cleared derivatives). In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net yield maintenance fees on GSE CMBS.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. As a result, the Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness that is recorded in net interest income. For the years ended December 31, 2023 and 2022, the fair value hedge ineffectiveness amounts reported in net interest income (excluding the price alignment amount on cleared derivatives) increased (reduced) interest income on advances by ($4.6 million) and $0.9 million, respectively, increased (reduced) interest income on available-for-sale securities by ($11.7 million) and $18.6 million, respectively, and increased (reduced) interest expense on consolidated obligations by ($6.9 million) and $9.4 million, respectively. In aggregate, these amounts increased (reduced) net interest income by ($9.4 million) and $10.1 million for the years ended December 31, 2023 and 2022, respectively. In addition, the price alignment amounts on cleared derivatives reduced net interest income by $73.7 million and $15.8 million for the years ended December 31, 2023 and 2022, respectively.
The higher yielding, longer duration fixed-rate GSE CMBS and GSE debentures held in the Bank’s available-for-sale securities portfolio (substantially all of which have been hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) expose the Bank to periodic earnings variability in the form of fair value hedge ineffectiveness. For the hedge relationships that were established prior to 2022, the hedge ineffectiveness gains and losses are attributable in large part to the use of different discount curves to value the interest rate swaps (either the OIS curve or the SOFR curve) and the GSE CMBS/GSE debentures (SOFR or, in some cases prior to June 30, 2023, LIBOR, plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can at times be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank expects to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are, in the absence of CMBS prepayments, expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
As allowed under U.S. GAAP, the Bank has designated the hedged risk associated with its investments in available-for-sale securities that were acquired in 2022 and 2023 as the SOFR benchmark interest rate component, thereby excluding the credit spread from the hedged items’ contractual cash flows. Long-haul hedging relationships that are based upon the benchmark rate component of the contractual coupon cash flows are expected to generate significantly less periodic earnings variability than the Bank’s other (pre-2022) available-for-sale hedging relationships which are based upon the securities’ contractual cash flows. During the years ended December 31, 2023 and 2022, the fair value hedge ineffectiveness gains (losses) associated with the Bank’s available-for-sale benchmark component hedging relationships totaled $0.1 million and ($0.9 million), respectively. The notional amount of interest rate swaps in benchmark component hedging relationships totaled $6.8 billion and $3.9 billion at December 31, 2023 and 2022, respectively.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for 2023, 2022 and 2021.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the year ended December 31,
	2023			2022			2021
	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)	Average Balance	Interest Income/ Expense	Average Rate(a)
Assets
Interest-bearing deposits (b)	$5,619	$289	5.14%	$3,025	$69	2.28%	$1,110	$1	0.11%
Securities purchased under agreements to resell	7,399	385	5.20%	924	14	1.52%	295	—	0.05%
Federal funds sold (c)	13,939	709	5.09%	6,994	165	2.36%	4,200	3	0.08%
Investments
Trading	364	12	3.18%	2,315	12	0.51%	2,715	9	0.32%
Available-for-sale (d)	16,362	993	6.07%	13,890	398	2.86%	15,983	152	0.95%
Held-to-maturity (d)	281	15	5.49%	451	9	1.94%	750	5	0.70%
Advances (e)	106,415	5,742	5.40%	46,306	1,079	2.33%	31,294	130	0.41%
Mortgage loans held for portfolio (f)	4,770	177	3.72%	3,968	119	3.00%	3,296	78	2.36%
Total earning assets	155,149	8,322	5.36%	77,873	1,865	2.39%	59,643	378	0.63%
Cash and due from banks	41			80			150
Other assets	703			255			197
Derivatives netting adjustment (b)	(1,522)			(1,532)			(421)
Fair value adjustment on available-for-sale securities (d)	69			160			281
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (d)	(1)			(4)			(5)
Total assets	$154,439	8,322	5.39%	$76,832	1,865	2.43%	$59,845	378	0.63%
Liabilities and Capital
Interest-bearing deposits (b) (g)	$1,424	71	5.00%	$1,626	24	1.45%	$1,753	—	0.02%
Consolidated obligations
Bonds	106,161	5,453	5.14%	45,898	889	1.94%	42,851	71	0.17%
Discount notes	37,423	1,776	4.75%	23,662	471	1.99%	11,099	30	0.27%
Mandatorily redeemable capital stock and other borrowings	17	1	5.62%	16	—	1.78%	20	—	0.03%
Total interest-bearing liabilities	145,025	7,301	5.03%	71,202	1,384	1.94%	55,723	101	0.18%
Other liabilities	2,946			2,421			731
Derivatives netting adjustment (b)	(1,522)			(1,532)			(421)
Total liabilities	146,449	7,301	4.99%	72,091	1,384	1.92%	56,033	101	0.18%
Total capital	7,990			4,741			3,812
Total liabilities and capital	$154,439		4.73%	$76,832		1.80%	$59,845		0.17%
Net interest income		$1,021			$481			$277
Net interest margin			0.66%			0.63%			0.46%
Net interest spread			0.33%			0.45%			0.45%
Impact of non-interest bearing funds			0.33%			0.18%			0.01%

____________________________________
(a)Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(b)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the years ended December 31, 2023, 2022 and 2021 in the table above include $1.462 billion, $1.531 billion and $0.411 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the years ended December 31, 2023, 2022 and 2021 in the table above include $57 million, $1 million and $10 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(c)Includes overnight federal funds sold to other FHLBanks.
(d)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(e)Interest income and average rates include net prepayment fees on advances.
(f)The average balances for mortgage loans held for portfolio in the table above include $20 million, $31 million and $87 million of non-accruing loans for the years ended December 31, 2023, 2022 and 2021, respectively.
(g)Average balances of deposits for the years ended December 31, 2023, 2022 and 2021 include time deposits of $44 million, $173 million and $62 million, respectively. The remaining balances are substantially comprised of interest-bearing demand deposits. During the years ended December 31, 2023, 2022 and 2021, interest was paid on demand deposits at average rates of 5.0 percent, 1.5 percent and 0.02 percent, respectively, and on time deposits at average rates of 4.6 percent, 1.0 percent and 0.04 percent, respectively.
Rate and Volume Analysis
Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2023 and 2022 and between 2022 and 2021. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	2023 vs. 2022 Increase (Decrease) Due To			2022 vs. 2021 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$89	$131	$220	$5	$63	$68
Securities purchased under agreements to resell	276	95	371	1	13	14
Federal funds sold	251	293	544	4	158	162
Investments
Trading	(17)	17	—	(1)	4	3
Available-for-sale	82	513	595	(22)	268	246
Held-to-maturity	(4)	10	6	(3)	7	4
Advances	2,317	2,346	4,663	89	860	949
Mortgage loans held for portfolio	26	32	58	18	23	41
Total interest income	3,020	3,437	6,457	91	1,396	1,487
Interest expense
Interest-bearing deposits	(3)	50	47	—	24	24
Consolidated obligations
Bonds	2,021	2,543	4,564	5	813	818
Discount notes	386	919	1,305	66	375	441
Mandatorily redeemable capital stock and other borrowings	—	1	1	—	—	—
Total interest expense	2,404	3,513	5,917	71	1,212	1,283
Changes in net interest income	$616	$(76)	$540	$20	$184	$204

Other Income (Loss)
The following table presents the various components of other income (loss) for the years ended December 31, 2023, 2022 and 2021.

OTHER INCOME (LOSS)
(in thousands)

	2023	2022	2021
Net interest income (expense) associated with:
Economic hedge derivatives related to consolidated obligation bonds	$872	$398	$555
Economic hedge derivatives related to consolidated obligation discount notes	(12,416)	(7,206)	124
Member/offsetting derivatives	10	36	44
Economic hedge derivatives related to advances	8,292	(3,262)	(583)
Economic hedge derivatives related to trading securities	152	1,074	(3,520)
Economic hedge derivatives related to available-for-sale securities	31	(11)	(36)
Economic hedge derivatives related to mortgage loans held for portfolio	17,752	3,836	1,599
Other stand-alone economic hedge derivatives	(13,862)	274	7,359
Total net interest income (expense) associated with economic hedge derivatives	831	(4,861)	5,542
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	1,523	3,823	5,668
Available-for-sale securities	(77)	321	169
Trading securities	(2,193)	—	3,532
Mortgage loans held for portfolio	(6,503)	45,617	3,867
Consolidated obligation bonds	1,763	(5,248)	—
Consolidated obligation discount notes	9,616	(8,555)	(905)
Other stand-alone economic hedge derivatives	11,024	(44,413)	(22,543)
Interest rate swaptions
Available-for-sale securities	(1,398)	(2,087)	—
Mortgage loans held for portfolio	(2,290)	(9,449)	5,307
Mortgage delivery commitments	3,338	(306)	(1,848)
Member/offsetting derivatives	(8)	(35)	(44)
Total fair value gains (losses) related to economic hedge derivatives	14,795	(20,332)	(6,797)
Price alignment amount on daily settled derivative contracts	15,068	2,377	3
Total net gains (losses) on derivatives and hedging activities	30,694	(22,816)	(1,252)
Net gains (losses) on trading securities	12,009	(19,011)	(10,501)
Gains on early extinguishment of debt	23,396	—	—
Net gains (losses) on other assets carried at fair value	2,075	(2,073)	1,848
Realized gains on sales of held-to-maturity securities	1,081	127	—
Service fees	3,191	3,137	2,753
Letter of credit fees	18,011	13,230	14,498
Standby bond purchase agreement fees	1,674	1,812	1,902
Other, net	(413)	148	995
Total other	61,024	(2,630)	11,495
Total other income (loss)	$91,718	$(25,446)	$10,243
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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $3.2 million and $(1.1) million in 2023 and 2022, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At December 31, 2023 and 2022, the notional balance of these derivatives totaled $400 million and $425 million, respectively. For the years ended December 31, 2023 and 2022, the gains (losses) associated with these stand-alone economic hedge derivatives were $10.9 million and $(44.4) million, respectively. The mitigation activities were much less effective in 2022 as compared to 2023 due largely to the volatility in the yield curve during 2022.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions was $(8.8) million and $36.2 million for the years ended December 31, 2023 and 2022, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains or losses from the commitment date to the settlement date) were $3.3 million and $(0.3) million for the years ended December 31, 2023 and 2022, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the years ended December 31, 2023 and 2022, the losses associated with these stand-alone economic hedge derivatives were $1.4 million and $2.1 million, respectively.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the years ended December 31, 2023 and 2022, the gains (losses) associated with these stand-alone economic hedge derivatives were $9.6 million and $(8.6) million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank previously offered interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the years ended December 31, 2023 and 2022, respectively.
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

Other
The Bank did not sell any available-for-sale securities during the years ended December 31, 2023 or 2022. During the year ended December 31, 2023, the Bank sold all of its non-agency RMBS that had been classified as held-to-maturity securities. Proceeds from the sale totaled $29.0 million, resulting in a net realized gain of $1.1 million. During the year ended December 31, 2022, the Bank sold nine held-to-maturity securities with an unpaid principal balance of $101.2 million. The gains recognized on these sales totaled $0.1 million. For each of the held-to-maturity securities sold during 2023 and 2022, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.
During the years ended December 31, 2023 and 2022, the Bank held from time to time U.S. Treasury Bills and U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these securities were $12.0 million and $(19.0) million for the years ended December 31, 2023 and 2022, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of its U.S. Treasury Notes and U.S. Treasury Bills. For the year ended December 31, 2023, the losses associated with these stand-alone derivatives were $2.2 million. There were no net gains or losses on the swaps used to hedge U.S. Treasury Notes or U.S. Treasury Bills during the year ended December 31, 2022 because the gains and losses had reversed by the end of the year.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains (losses) on these securities totaled $2.1 million and $(2.1) million for the years ended December 31, 2023 and 2022, respectively. The gains (losses) on the securities are offset by a corresponding increase (decrease) in amounts owed to participants in the deferred compensation plans, the expense (or credit) for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
During the year ended December 31, 2023, the Bank extinguished three consolidated obligation bonds with a total par value of $250 million. The gains on these extinguishments totaled $23.4 million. There were no debt extinguishments during the year ended December 31, 2022.
For the years ended December 31, 2023 and 2022, letter of credit fees totaled $18.0 million and $13.2 million, respectively. During the years ended December 31, 2023 and 2022, average outstanding letters of credit totaled $26.2 billion and $19.8 billion, respectively.
Standby bond purchase agreement fees totaled $1.7 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, outstanding standby bond purchase agreements totaled $778 million and $854 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits, other operating expenses, discretionary grants and donations, derivative clearing fees, and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the years ended December 31, 2023 and 2022, these expenses totaled $138.0 million and $101.7 million, respectively.
Compensation and benefits totaled $65.3 million for 2023, compared to $48.3 million for 2022. The $17.0 million increase in compensation and benefits for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due largely to increases in expenses related to the Bank's defined benefit pension plan, its non-qualified deferred compensation plans and employee incentives, as well as cost-of-living and merit increases and higher average headcount. In 2023, the Bank made a $10.0 million voluntary contribution to the multiemployer defined benefit pension plan in which it participates, which contributed to a $6.9 million increase in pension expenses from 2022 to 2023. Expenses related to employees' participation in the Bank's non-qualified deferred compensation plans were $3.4 million higher during the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to favorable changes in the fair value of the assets associated with those plans. Compensation and benefit expense (credit) related to the Bank's non-qualified deferred compensation plans were $1.7 million and $(1.7) million for the years ended December 31, 2023 and 2022, respectively. The Bank's average headcount in 2023 and 2022 was 203 and 197 employees, respectively. At December 31, 2023 and 2022, the Bank employed 204 and 201 people, respectively. From 2022 to 2023, incentive compensation increased by $4.1 million due in part to higher incentive plan goal achievement in 2023 as compared to 2022 and a special incentive that was paid to non-executive employees in 2023.
Other operating expenses for the years ended December 31, 2023 and 2022 were $48.1 million and $38.6 million, respectively. The $9.5 million increase in other operating expenses resulted primarily from increased usage of independent contractors to support information technology initiatives at the Bank ($4.2 million), as well as increases in member events ($1.3 million), mortgage program expenses ($0.8 million) and professional services ($0.7 million). In addition, expenses related to directors' participation in the Bank's non-qualified deferred compensation plan also increased due to favorable changes in the fair value of the assets associated with the plan. Other operating expense (credit) related to the Bank's non-qualified deferred compensation plans were $0.4 million and $(0.4) million for the years ended December 31, 2023 and 2022, respectively.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of the Office of Finance's expenses totaled $7.6 million and $5.6 million in 2023 and 2022, respectively, representing a year-over-year increase of $2.0 million. In these years, the Bank's allocated share of the Finance Agency's expenses totaled $9.5 million and $7.2 million, respectively, representing a year-over-year increase of $2.3 million.
Discretionary grants and donations were $5.3 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively. The $4.5 million increase in discretionary grants and donations was due largely to higher disaster relief grant funding in 2023 as compared to 2022 due to severe storms and tornados in Mississippi and Arkansas. In addition, as discussed in Item 1. Business, the Bank introduced two new voluntary programs in the second half of 2023. During 2023, grants related to the Heirs' Property Program and the FORTIFIED Fund totaled $0.9 million and $0.4 million, respectively. As discussed previously, the Bank expects to increase its discretionary grants and donations in 2024.
Derivative clearing fees were $2.1 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. The increase of $0.9 million from 2022 to 2023 was due to an increase in the Bank's cleared derivative transactions from year to year and the derivative modifications that were discussed previously in the section entitled "LIBOR Phase-Out."
Unaudited Quarterly Financial Data
The following is a summary of the Bank’s unaudited quarterly operating results for the year ended December 31, 2023.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$1,608,860	$2,484,064	$2,231,201	$1,998,058	$8,322,183
Net interest income after provision (reversal) for mortgage loan losses	196,124	285,545	284,851	251,393	1,017,913
Other income (loss)
Net gains (losses) on trading securities	2,803	(2,215)	(147)	11,568	12,009
Net gains on derivatives and hedging activities	5,644	8,154	14,882	2,014	30,694
Net gains (losses) on other assets carried at fair value	571	583	(381)	1,302	2,075
Realized gains on sales of held-to-maturity securities	—	1,081	—	—	1,081
Gains on early extinguishment of debt	23,396	—	—	—	23,396
Letter of credit fees	3,950	4,523	4,516	5,022	18,011
Service fees and other, net	1,245	1,570	1,311	326	4,452
Other expense	39,644	32,945	29,774	35,611	137,974
AHP assessment	19,422	26,648	27,533	23,603	97,206
Net income	174,667	239,648	247,725	212,411	874,451

Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At December 31, 2023, the Bank’s short-term liquidity portfolio was comprised of $14.7 billion of overnight reverse repurchase agreements, $6.4 billion of overnight federal funds sold, $2.3 billion of overnight interest-bearing deposits and $1.2 billion of U.S. Treasury Notes.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt is typically fixed-rate, fixed-term, non-callable debt, and may be in the form of discount notes or bonds. During the year ended December 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1.0 billion from the FHLBank of Topeka. The bond matured and was repaid during 2023. The Bank did not assume any other debt from other FHLBanks during the years ended December 31, 2023 or 2022.
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
With respect to base case liquidity, the Bank is required to maintain a positive cash balance during a prescribed period of time ranging from 10 to 30 calendar days assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. The supervisory letter sets forth the cash flow assumptions to be used by the FHLBanks which include, among other things, a reserve for potential draws on standby letters of credit and, through December 31, 2023, the inclusion of uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading or available-for-sale securities as a cash inflow one business day after measurement. Beginning January 1, 2024, uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading or available-for-sale securities are included as a cash inflow three business days after measurement.
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
The Bank was in compliance with these liquidity requirements at all times during the years ended December 31, 2023 and 2022, except as discussed in this paragraph. On four consecutive days during the first quarter of 2023, the Bank's positive daily cash balance measurement was below 20 calendar days due to unusually large and unforeseen advance demand resulting from the turmoil in the banking industry. On March 14, 15, 16 and 17, 2023, the Bank's positive daily cash balance measurement fell to 15 calendar days for each of the first three days before increasing to 19 calendar days on the fourth day. On the next business day (March 20, 2023), the Bank increased this liquidity measurement beyond 20 days. In addition, on one day during the second quarter of 2022, the Bank's positive daily cash balance measurement fell to 15 calendar days due to unusually large and unforeseen advance demand. On the next day, the Bank issued consolidated obligations that were sufficient to increase this liquidity measurement beyond 20 days.
The Bank’s access to the capital markets has never been interrupted to an extent that the Bank’s ability to meet its obligations was compromised and the Bank does not currently believe that its ability to issue consolidated obligations will be impeded to that extent in the future. If, however, the Bank were unable to issue consolidated obligations for an extended period of time, the Bank would eventually exhaust the availability of purchased federal funds (including borrowings from other FHLBanks) and repurchase agreements as sources of funds. It is also possible that an event (such as a natural disaster or a pandemic) that might impede the Bank’s ability to raise funds by issuing consolidated obligations would also limit the Bank’s ability to access the markets for federal funds purchased and/or repurchase agreements.
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
The Bank’s market risk capital requirement is determined by estimating the potential loss in market value of equity under a wide variety of market conditions. Simulations of over 300 historical market interest rate scenarios dating back to January 1998 (using changes in interest rates and volatilities over each six-month period since that date) are generated and, under each scenario, the hypothetical impact on the Bank’s current market value of equity is determined. The hypothetical impact associated with each historical scenario is calculated by simulating the effect of each set of rate and volatility conditions upon the Bank’s current risk position, each of which reflects actual assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date. From the complete set of resulting simulated scenarios, the average of the five scenarios resulting in the worst estimated deteriorations in market value of equity is identified as the market risk component of the Bank’s regulatory risk-based capital requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall risk-based capital requirement.
The Bank’s operations risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement.

At December 31, 2023, the Bank’s credit risk, market risk and operations risk capital requirements were $474 million, $677 million and $345 million, respectively. These requirements were $323 million, $473 million and $238 million, respectively, at December 31, 2022.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2023 or December 31, 2022. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. The Bank is required to submit monthly capital compliance reports to the Finance Agency. At all times during the years ended December 31, 2023 and 2022, the Bank was in compliance with all of its regulatory capital requirements. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2023 and 2022, see the audited financial statements included in this report (specifically, Note 15 beginning on page F-39).
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

Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses. Management bases its judgments and estimates on current market conditions and industry practices, historical experience, changes in the business environment and other factors that it believes to be reasonable under the circumstances. Although management believes its judgments, estimates, and assumptions are reasonable, actual results may differ and other parties could arrive at different conclusions. Given the assumptions used and judgment involved, management has identified the fair value measurement of interest rate derivatives and associated hedged items as the Bank's critical accounting estimate. The Bank's financial condition and results of operations could be materially affected under different conditions or different assumptions related to this accounting estimate. For additional discussion regarding the fair value measurement of interest rate derivatives, see Note 17 to the Bank’s audited financial statements included in this report.
As discussed in the section entitled Financial Condition — Derivatives and Hedging Activities, all interest rate derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. As of December 31, 2023, substantially all of the Bank’s derivative instruments that were designated in hedging relationships were either hedging fair value risk attributable to changes in SOFR (the designated benchmark interest rate) or hedging the variability of cash flows associated with forecasted transactions. U.S. GAAP requires that all derivative instruments be recorded in the statements of condition at their fair values. Changes in the fair values of the Bank’s derivatives, other than those designated in cash flow hedging relationships, are recorded each period in current earnings. If an asset or liability qualifies for fair value hedge accounting, changes in the fair value of the hedged item that are attributable to the hedged risk are also recorded in earnings. As a result, the net effect is that only the “ineffective” portion of a qualifying fair value hedge has an impact on current earnings. Changes in the fair values of the Bank’s derivatives that are designated in cash flow hedging relationships are recorded each period in other comprehensive income until earnings are affected by the variability of the cash flows of the hedged transaction, at which time these amounts are reclassified from accumulated other comprehensive income to earnings.
As of December 31, 2023, the Bank’s derivatives portfolio included $140.8 billion (notional amount) that was designated in fair value hedging relationships, $1.1 billion (notional amount) that was designated in cash flow hedging relationships and $22.3 billion (notional amount) that either did not qualify for hedge accounting or were not designated in hedge relationships for accounting purposes. By comparison, at December 31, 2022, the Bank’s derivatives portfolio included $79.0 billion (notional amount) that was designated in fair value hedging relationships, $1.1 billion (notional amount) that was designated in cash flow hedging relationships and $24.4 billion (notional amount) that either did not qualify for hedge accounting or were not designated in hedge relationships for accounting purposes.
The fair values of the Bank’s derivatives are estimated using a pricing model and inputs that are observable for the asset or liability, either directly or indirectly. For its derivatives, the Bank compares the fair values obtained from its pricing model to clearinghouse valuations (in the case of cleared derivatives) and non-binding dealer estimates (in the case of bilateral derivatives) and may also compare its fair values to those of similar instruments to ensure such fair values are reasonable. The assumptions and inputs used have a significant effect on the reported carrying values of derivative assets and liabilities and the related income and expense. The use of different assumptions/inputs could result in materially different earnings and reported carrying values.
In applying hedge accounting, the Bank calculates the periodic changes in the fair values of hedged items (e.g., certain advances, available-for-sale securities and consolidated obligations) that are attributable solely to changes in the designated benchmark interest rate ("the benchmark fair values") and the periodic changes in the fair values of hypothetical derivatives associated with cash flow hedges. Such values are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. Significant inputs to the pricing model (e.g., yield curves and volatilities) are based on current observable market data. The inputs to the pricing model have a significant effect on the benchmark fair values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different earnings.
The Bank’s pricing model is subject to an independent validation every three years. In those years when a validation is not performed, the pricing model is subject to an annual review. The Bank periodically reviews and refines, as appropriate, its assumptions and valuation methodologies to reflect market indications as closely as possible. The Bank believes it has the appropriate personnel, technology, and policies and procedures in place to enable it to value its derivatives and associated hedged items in a reasonable and consistent manner.

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
The Bank has investments in residential mortgage-related assets, primarily MPF mortgage loans and, to a far lesser extent, CMOs, both of which present prepayment risk. This risk arises from the mortgagors’ option to prepay their mortgages, making the effective maturities of these mortgage-based assets relatively more sensitive to changes in interest rates and other factors that affect the mortgagors’ decisions to repay their mortgages as compared to other long-term investment securities that do not have prepayment features. A decline in interest rates generally accelerates mortgage refinancing activity, thus increasing prepayments and thereby shortening the effective maturity of the mortgage-related assets. Conversely, rising rates generally slow prepayment activity and lengthen a mortgage-related asset’s effective maturity.
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
Business Objectives
The Bank serves as a financial intermediary between the capital markets and its members. In its most basic form, this intermediation process involves raising funds by issuing consolidated obligations in the capital markets and lending the proceeds to member institutions at slightly higher rates. The interest spread between the cost of the Bank’s liabilities and the yield on its assets, combined with the earnings on its invested capital, are the Bank’s primary sources of earnings. The Bank’s primary asset liability management goal is to manage its assets and liabilities in such a way that its current and projected net interest spread (excluding fair value hedge ineffectiveness, net prepayment fees on advances, gains associated with GSE CMBS prepayments, and net price alignment income/expense on cleared derivatives) is relatively consistent across a wide range of interest rate environments, although the Bank may occasionally take actions that are not necessarily consistent with this objective for short periods of time in response to unusual market conditions.
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

In order to have a ready supply of funds, the Bank typically issues debt as opportunities arise in the market, and makes the proceeds of those debt issuances (some of which bear fixed interest rates and have relatively long maturities) available for members to borrow in the form of advances. Holding fixed-rate liabilities in anticipation of member borrowing subjects the Bank to interest rate risk, and there is no assurance in any event that members will borrow from the Bank in quantities or maturities that will match these warehoused liabilities. Therefore, in order to intermediate the mismatches between advances with certain terms and features, and consolidated obligations with a different set of terms and features, the Bank typically converts both longer maturity assets and longer maturity liabilities to a floating rate index, and attempts to manage the interest spread between the pools of floating-rate assets and liabilities. The Bank typically uses SOFR when converting longer-maturity assets and liabilities to a floating rate index.
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
Interest Rate Risk Measurement
As discussed above, the Bank measures its market risk regularly and generally manages its market risk within its Enterprise Market Risk Management Policy limits on estimated market value of equity losses under 200 basis point interest rate shock scenarios. The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. The Bank was in compliance with this limit at each month-end during the period from December 2022 through December 2023.
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

The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) for each quarter-end during the period from December 2022 through December 2023. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios for the indicated periods.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points (1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2022	$6.237	$6.324	1.39%	$5.952	(4.57)%	$6.300	1.01%	$6.122	(1.84)%
March 2023	8.712	8.825	1.29%	8.410	(3.47)%	8.787	0.85%	8.586	(1.45)%
June 2023	8.831	8.818	(0.15)%	8.739	(1.04)%	8.831	—%	8.787	(0.50)%
September 2023	7.729	7.722	(0.09)%	7.692	(0.48)%	7.738	0.12%	7.701	(0.36)%
December 2023	7.445	7.404	(0.55)%	7.453	0.11%	7.440	(0.07)%	7.454	0.12%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios for each quarter-end during the period from December 2022 through December 2023.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2022	0.16	(0.26)	(0.10)	(1.52)	(0.60)	(0.17)	(2.25)	(3.38)
March 2023	0.16	(0.23)	(0.07)	(1.15)	(0.57)	(0.31)	(1.77)	(2.30)
June 2023	0.15	(0.17)	(0.02)	(0.20)	0.12	0.22	(0.57)	(0.57)
September 2023	0.15	(0.17)	(0.02)	(0.30)	0.04	0.28	(0.21)	(0.20)
December 2023	0.17	(0.18)	(0.01)	(0.02)	0.18	0.59	0.04	(0.28)
____________________________________
(1)In the up 100 and up 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous +100 and +200 basis point parallel shifts in interest rates.
(2)In the down 100 and down 200 basis point scenarios, the duration of equity is calculated under assumed instantaneous -100 and -200 basis point parallel shifts in interest rates.
Interest Rate Risk Components
The Bank manages the interest rate risk of a significant percentage of its assets and liabilities on a transactional basis. Using interest rate exchange agreements, the Bank pays (in the case of an asset) or receives (in the case of a liability) a coupon that is identical or nearly identical to the balance sheet item, and receives or pays in return, respectively, a floating rate such as SOFR. The combination of the interest rate exchange agreement with the balance sheet item has the effect of reducing the duration of the asset or liability to the term to maturity of the floating rate index.
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
In practice, management analyzes a variety of factors in order to assess the suitability of the Bank’s interest rate exposure within the established risk limits. These factors include current and projected market conditions, including possible changes in the level, shape, and volatility of the term structure of interest rates, possible changes to the composition of the Bank’s balance sheet, and possible changes in the delivery channels for the Bank’s assets, liabilities, and hedging instruments. Many of these same variables are also included in the Bank’s income modeling processes. While management considered the Bank’s interest rate risk profile to be appropriate given market conditions during 2023, the Bank may adjust its exposure to market interest rates based on the results of its analyses of the impact of these conditions on future earnings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Bank’s annual audited financial statements for the years ended December 31, 2023, 2022 and 2021, together with the notes thereto and the report of PricewaterhouseCoopers LLP thereon, are included in this Annual Report on pages F-1 through F-57.

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting as of December 31, 2023 is included herein on page F-2. The Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023, which is included herein on page F-3.
Changes in Internal Control over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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
Pursuant to the HER Act and an implementing Finance Agency regulation, member directors must constitute a majority of the members of the board of directors of each FHLBank and independent directors must constitute at least 40 percent of the members of each board of directors. At least two of the independent directors must be public interest directors with more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections. Annually, the Board of Directors of the Bank is required to determine how many of its independent directorships should be designated as public interest directorships, provided that the Bank at all times has at least two public interest directorships. By order of the Finance Agency on June 5, 2023, the Director of the Finance Agency designated that, for 2024, the Bank would have nine member directors and seven independent directors, a decrease of one independent director from 2023. With respect to the director elections that the Bank conducted during calendar year 2023, for terms beginning January 1, 2024, the order designated that one member director would be elected in Texas and two independent directors would be elected.
The term of office of each directorship is four years. Director terms commence on January 1 (except in instances where a vacancy is filled, as further discussed below) and end on December 31. Directors (both member and independent) cannot serve more than three consecutive full terms for which they have been elected by the Bank's members.
Member Directors
Each year the Finance Agency designates the number of member directorships for each state in the Bank’s district. The Finance Agency allocates the member directorships among the states in the Bank’s district as follows: (1) one member directorship is allocated to each state; (2) if the total number of member directorships allocated pursuant to clause (1) is less than eight, the Finance Agency allocates additional member directorships among the states using the method of equal proportions (which is the same equal proportions method used to apportion seats in the U.S. House of Representatives among states) until the total allocated for the Bank equals eight; (3) if the number of member directorships allocated to any state pursuant to clauses (1) and (2) is less than the number that was allocated to that state on December 31, 1960, the Finance Agency allocates such additional member directorships to that state until the total allocated to that state equals the number allocated to that state on December 31, 1960; and (4) after consultation with the Bank, the Finance Agency may approve additional discretionary member directorships. For 2024, the Finance Agency designated the Bank’s member directorships as follows: Arkansas – 1; Louisiana – 2 (the grandfather provision in clause (3) of the preceding sentence guarantees Louisiana two of the member directorships in the Bank’s district); Mississippi – 1; New Mexico – 1; and Texas – 4.
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
The Board of Directors has designated Dianne W. Bolen and Felipe A. Rael as the Bank's public interest directors.

2024 Directors
The following table sets forth certain information regarding each of the Bank’s directors (ages are as of March 21, 2024):

Name	Age	Director Since	Expiration of Term as Director	Board Committees
A. Fred Miller, Jr., Chairman (Member)	74	2015	2026	(a)(b)(c)(d)(e)(f)(g)
Sally I. Nelson, Vice Chairman (Independent)	70	2014	2025	(a)(b)(c)(d)(e)(f)(g)
Karuna Annavajjala (Independent)	48	2024	2027	(a)(c)(d)
Dorsey L. Baskin, Jr. (Independent)	70	2020	2025	(a)(b)
Dianne W. Bolen (Independent)	75	2012	2026	(e)(f)(g)
Tim H. Carter (Member)	69	2013	2024	(b)(d)(e)(g)
Albert C. Christman (Member)	72	2014	2025	(a)(d)(g)
Rufus Cormier, Jr. (Independent)	76	2021	2024	(b)(c)(d)(f)
James D. Goudge (Member)	70	2014	2025	(a)(c)(e)(g)
W. Wesley Hoskins (Member)	72	2013	2024	(d)(e)(g)
Michael C. Hutsell (Member)	73	2014	2025	(a)(b)(c)(g)
Lorraine Palacios (Independent)	45	2023	2026	(a)(e)(f)
Christopher G. Palmer (Member)	54	2023	2026	(b)(c)(d)
Stephen Panepinto (Member)	71	2021	2024	(d)(e)(f)
Felipe A. Rael (Independent)	46	2020	2027	(a)(c)(f)
Brett F. Seybold (Member)	43	2024	2027	(a)(b)(f)
_______________________________________
(a)Member of Risk Management Committee
(b)Member of Audit Committee
(c)Member of Compensation and Human Resources Committee
(d)Member of Strategic Planning, Operations and Technology Committee
(e)Member of Government and External Affairs Committee
(f)Member of Affordable Housing and Economic Development Committee
(g)Member of Executive and Governance Committee
A. Fred Miller, Jr. is Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2024. He has served as a director of the Bank continuously since 2015 and he previously served as a director of the Bank from 1997 to 2004. In 2002 and 2003, Mr. Miller served as Vice Chairman of the Bank's Board of Directors and in 2004 he served as Chairman of the Bank's Board of Directors. Mr. Miller serves as a director of Bank of Anguilla in Anguilla, Mississippi and has served in that capacity since 1986. He joined Bank of Anguilla, a member of the Bank, in 1971 and served as Chairman from January 2015 to January 2021. Since stepping down as Chairman, Mr. Miller has served as a consultant to Bank of Anguilla. From 1986 to January 2015, Mr. Miller served as President and Chief Executive Officer of Bank of Anguilla. From 2008 to January 2015, Mr. Miller also served as President and Chief Executive Officer of Pyramid Financial Corporation, Bank of Anguilla's privately held holding company. In addition, since 2008, Mr. Miller has served as a director of Pyramid Financial Corporation and, from January 2014 to January 2021, he served as Chairman of Pyramid Financial Corporation. Since January 2000, Mr. Miller has also served on the board of directors of Hope Enterprise Corporation. Mr. Miller currently serves on the Council of Federal Home Loan Banks and is a member of the Bank Directors' Committee of the Council of Federal Home Loan Banks. He also serves as Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Sally I. Nelson is Vice Chairman of the Board of Directors of the Bank and has served in that capacity since January 1, 2024. Ms. Nelson serves as Chairperson and Chief Executive Officer of Nextwave Ventures, a privately held real estate company located in Huntsville, Texas, and has served in such capacities since March 2015. From January 2013 until January 2014, Ms. Nelson served as an advisor to the Huntsville Memorial Hospital board of directors and as the chairman of the Huntsville Memorial Hospital Foundation. From 2007 until January 2013, Ms. Nelson served as Chief Executive Officer of Huntsville Memorial Hospital. Prior to that, she served as a board member and officer of the Greater Houston Area Chapter of the American Red Cross from 2005 to 2008. From 1986 to 2004, Ms. Nelson served as Executive Vice President, Chief Financial Officer and Chief Operations Officer of Texas Children's Hospital in Houston, Texas. From 1999 to 2005, she served as chair of the Finance and Audit committees of the United Way of Houston. Ms. Nelson is a Certified Public Accountant. She currently serves on the Council of Federal Home Loan Banks and is a member of the Bank Directors' Committee of the Council of Federal Home Loan Banks. She also serves as Vice Chairman of the Executive and Governance Committee of the Bank’s Board of Directors.
Karuna Annavajjala serves as Vice President and Chief Information Officer for Silicon Labs, a publicly held wireless technology company in Austin, Texas. She has served in this role since joining the company in May 2020. From October 2017 to May 2020, Ms. Annavajjala served as Chief Information Officer for Corporate Functions for American International Group, Inc. ("AIG"), a global provider of insurance and other financial services. Prior to joining AIG, she was employed by Teachers Insurance and Annuity Association of America ("TIAA"), where she served as Executive Director of IT Delivery from June 2014 to September 2017 and as Director, IT Shared Services from August 2012 to June 2014. From October 1999 to August 2012, Ms. Annavajjala served in various technology and technology consulting roles.
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
Based in Fort Worth, Texas, Tim H. Carter serves as a director of Southside Bank (a member of the Bank headquartered in Tyler, Texas) and has served in that capacity since December 17, 2014. From October 1, 2017 through December 31, 2020, Mr. Carter served as Executive Vice President and Development Officer of Southside Bank. From December 17, 2014 through September 30, 2017, he served as President, North Texas Region for Southside Bank. On December 17, 2014, Mr. Carter's then current employer, Fort Worth-based OmniAmerican Bank (then a member of the Bank) was merged with and into Southside Bank, a wholly-owned subsidiary of Southside Bancshares, Inc., Southside Bank's publicly traded holding company. Upon the closing of the merger, Mr. Carter became an officer of Southside Bank. From June 2007 until December 17, 2014, Mr. Carter served as a director, President and Chief Executive Officer of OmniAmerican Bank and its publicly traded holding company, OmniAmerican Bancorp, Inc. Immediately prior to the OmniAmerican Bank/Southside Bank merger, OmniAmerican Bancorp, Inc. was acquired by Southside Bancshares, Inc. Mr. Carter is a current member and immediate past chairman of the board of directors of Texas Wesleyan University. He is a past board member of the TCU Business School International Board of Visitors, the Van Cliburn Foundation, Lena Pope, the Fort Worth Club (for which he served as president), the Hill School (for which he served as chairman), North Texas LEAD (for which he also served as chairman), Safe City Commission and the North Texas Tollway Authority. Mr. Carter is a past president and chief executive officer of the United Way of Metropolitan Tarrant County and a former president of the Harris Methodist Health Foundation. He currently serves as Chairman of the Strategic Planning, Operations and Technology Committee of the Bank’s Board of Directors.
Albert C. Christman serves as Chairman and Chief Executive Officer of Guaranty Bank & Trust Company of Delhi (a member of the Bank located in Delhi, Louisiana) and as Chairman and Chief Executive Officer of its privately held holding company, Delhi Bancshares, Inc. He has served as Chairman of Guaranty Bank & Trust Company of Delhi since November 2016 and as

Chief Executive Officer since 1986. From 1986 to November 2016, Mr. Christman also served as a director and President of Guaranty Bank & Trust Company of Delhi. He has served as Chairman of Delhi Bancshares, Inc. since January 2017 and as its Chief Executive Officer since 1986. From 1986 to January 2017, Mr. Christman also served as a director and President of Delhi Bancshares, Inc. Since 1987, Mr. Christman has also served on the boards of directors of First National Bankers Bank, a member of the Bank, and its privately held holding company, First National Bankers Bankshares, Inc. He is the founder of Delhi Charter School and Community Financial Insurance Center, LLC. Mr. Christman has served as Chairman of Community Financial Insurance Center, LLC since its inception in 2004. In addition, he serves as a director of Pecan Haven Addiction Center, LLC. Further, Mr. Christman serves as Chairman and Chief Executive Officer of Southern Fidelity Agency, Inc., a privately held insurance agency he founded in 1998. He is a past chairman of the Louisiana Bankers Association and he previously served as Chairman of the Delhi Charter School from its inception in 2001 to June 2022. Mr. Christman currently serves as Chairman of the Risk Management Committee of the Bank's Board of Directors.
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
W. Wesley Hoskins serves as Chairman, President and Chief Executive Officer of First Community Bank (a member of the Bank located in Corpus Christi, Texas). Mr. Hoskins has served as Chairman since 2001, as President and Chief Executive Officer since 1997 and as a director since 1993. Since 1999, he has also served as Chairman of Coastal Bend Bancshares, Inc., First Community Bank's privately held holding company. In addition, Mr. Hoskins has served as a director and President of WBH Inc., a privately held real estate holding company in Premont, Texas since August 1996 and as President of LTF Holdings, Inc., a privately held real estate holding company in Corpus Christi, Texas since September 2010. He is a current member and past chairman of the Texas Bankers Association. Further, Mr. Hoskins presently serves as chairman of the ABA's BankPac Committee and as chairman of the Corpus Christi Chamber of Commerce. He currently serves as Chairman of the Government and External Affairs Committee of the Bank's Board of Directors.
Michael C. Hutsell serves as a director of First Security Bank in Searcy, Arkansas and has served in that capacity since March 2006. Mr. Hutsell joined First Security Bank, a member of the Bank, in 1989 and served as President from March 2006 to December 2020. From January 2002 to March 2006, he served as Executive Vice President and from October 1996 to January 2002, he served as Operations Officer. Mr. Hutsell previously served on the boards of directors of Main Street Searcy, the City of Searcy Planning Commission, and the Sunshine School (a private school for students with developmental disabilities in Searcy, Arkansas) and he is a past chairman of the Searcy Chamber of Commerce and the Searcy Kiwanis Club. Mr. Hutsell currently serves as Chairman of the Bank’s Audit Committee and as Vice Chairman of the Bank's Compensation and Human Resources Committee.
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
Christopher G. Palmer serves as a director, President and Chief Executive Officer of Pioneer Bank in Roswell, New Mexico. He joined Pioneer Bank, a member of the Bank, in November 2004 and has served as President and Chief Executive Officer since April 2019. From April 2017 to March 2019, Mr. Palmer served as President and Chief Operating Officer and from November 2004 to March 2017 he served as Senior Vice President and Chief Financial Officer. He has served as a director of Pioneer Bank since April 2017. Prior to joining Pioneer Bank, Mr. Palmer held various positions for The Citizens Bank in Farmington, New Mexico from September 1996 to October 2004. Mr. Palmer currently serves as the Past Chairman of the Independent Community Bankers Association of New Mexico and as Vice President of the Southeastern New Mexico Society of Certified Public Accountants. He previously served as President of the United Way of Chaves County, Chairman of the Roswell Chaves County Economic Development Corporation, Vice President of the United Way Foundation, Treasurer of the Community Foundation of Chaves County, Treasurer of the First Tee of the Pecos Valley and Treasurer of the Roswell Adult Center Foundation. Mr. Palmer is a Certified Public Accountant.
Stephen Panepinto serves as Chairman and Chief Executive Officer of Plaquemine Bank and Trust Company in Plaquemine, Louisiana. He joined Plaquemine Bank and Trust Company, a member of the Bank, in 1983 and has served as Chairman and Chief Executive Officer since 1998. Mr. Panepinto also served as President of Plaquemine Bank and Trust Company from 1998 to July 2023. He currently serves as chairman of the Civil Service Board representing the Police and Fire Departments for the city of Plaquemine. Mr. Panepinto previously served as a director of the Louisiana Bankers Association and as a director of the Community Bankers of Louisiana and he is a past chairman of the Iberville Chamber of Commerce. Mr. Panepinto currently serves as Vice Chairman of the Government and External Affairs Committee of the Bank’s Board of Directors.
Felipe A. Rael serves as Executive Director of Sol Housing, a non-profit affordable housing developer of multifamily rental and owner-occupied homes for first-time homebuyers. He has served as Executive Director of Sol Housing, formerly known as the Greater Albuquerque Housing Partnership, since December 2014. Prior to joining Sol Housing, Mr. Rael served as Director of Housing Development for the New Mexico Mortgage Finance Authority from February 2009 to December 2014. From 2001 to 2008, Mr. Rael served in various positions in the mortgage finance industry. Until his election to the Bank's Board of Directors, Mr. Rael had served as a member of the Bank's affordable housing Advisory Council since January 2016 and as the Advisory Council's vice chair since January 2019. Mr. Rael currently serves as Vice Chairman of the Affordable Housing and Economic Development Committee of the Bank's Board of Directors.
Brett F. Seybold serves as Senior Vice President and Treasurer for the United Services Automobile Association ("USAA"), a financial services company headquartered in San Antonio, Texas. In addition, he serves as Senior Vice President and Treasurer for USAA Federal Savings Bank, USAA Casualty Insurance Company, USAA General Indemnity Company, Garrison Property & Casualty, Catastrophe Reinsurance Company, and USAA Life Insurance Company (all of which are wholly owned subsidiaries of USAA and members of the Bank). In this capacity, he is responsible for USAA's investments, capital, liquidity, capital market activities, stress testing, financial analytics and rating agency relationships in addition to treasury operations. Mr. Seybold joined USAA in June 2004 and has served as Senior Vice President and Treasurer since April 2018. From September 2021 to September 2023, he also served as USAA's Chief Transformation Officer. From February 2016 to April 2018, he served as Vice President of Enterprise Planning and Analysis and from October 2014 to February 2016, he served as Vice President of Strategic Solutions and Financial Planning and Analysis. Mr. Seybold held various asset/liability management, capital management, investment and capital markets positions from June 2004 to October 2014. He currently serves as a board member of Haven for Hope, a non-profit organization addressing the needs of the homeless. Until his election to the Bank's Board of Directors, Mr. Seybold served as the Chair of the Bank's Insurance Member Advisory Council. He is a Certified Financial Analyst Charterholder.
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
Each of the Bank’s member directors and independent directors brings a unique background and strong set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance and board service, executive management, finance, accounting, information technology, cybersecurity, human resources, legal, risk management, affordable housing, economic development and government relations. Set forth below are the attributes of each of the Bank’s independent directors that the Board of Directors considered important to his or her inclusion on the Board. The Board of Directors does not make any judgments with regard to its member directors who have been elected by the Bank’s members, although the skills and experience of those directors may bear on the Board of Directors’ decisions with regard to the competencies it seeks when nominating candidates for independent directorships or when filling vacancies in either member or independent directorships.
Ms. Anavajjala was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2024. With over 20 years of experience in information technology and technology consulting, Ms. Annavajjala brings to the Board extensive experience in the areas of information technology, cybersecurity, project development, organizational management and risk management. She has served as Vice President and Chief Information Officer for Silicon Labs since May 2020. From October 2017 to May 2020, Ms. Annavajjala served as Chief Information Officer for Corporate Functions for AIG. Prior to joining AIG, she was employed by TIAA, where she served as Executive Director of IT Delivery from June 2014 to September 2017 and as Director, IT Shared Services from August 2012 to June 2014. From October 1999 to August 2012, Ms. Annavajjala served in various technology and technology consulting roles with Deloitte Consulting, Alliance Data, Insurance Services Office and Netmap Analytics, Inc.
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
Mr. Rael was elected by the Bank’s members at-large to serve a four-year term that commenced on January 1, 2024. He has served on the Bank's Board of Directors since March 6, 2020. With over 20 years of experience in the mortgage finance industry, Mr. Rael brings to the Board extensive experience in the areas of affordable housing, community development, organizational management and mortgage finance. Since December 2014, he has served as Executive Director of Sol Housing. From 2009 to 2014, he served as Director of Housing Development for the New Mexico Mortgage Finance Authority. From January 2016 until his election to the Bank's Board of Directors, Mr. Rael served as a member of the Bank’s affordable housing Advisory Council, which advises the Bank’s Board of Directors regarding opportunities for community revitalization through specialized community investment and affordable housing programs. Mr. Rael served as vice chair of the Bank's affordable housing Advisory Council from January 2019 until his election to the Bank's Board of Directors.
Executive Officers
Set forth below is certain information regarding the Bank’s executive officers (ages are as of March 21, 2024). The executive officers serve at the discretion of, and are elected annually by, the Bank’s Board of Directors.

Name	Age	Position Held	Officer Since
Sanjay Bhasin	55	President and Chief Executive Officer	2014
Brehan Chapman	47	Executive Vice President and Chief ESG and Administrative Officer	2009
Sandra Damholt	71	Executive Vice President and General Counsel	2010
Kelly Davis	56	Executive Vice President and Chief Risk Officer	2015
Tom Lewis	61	Executive Vice President and Chief Financial Officer	2003
Kalyan Madhavan	57	Executive Vice President and Chief Business Officer	2014
Gustavo Molina	51	Executive Vice President and Chief Banking and Digital Transformation Officer	2009
Jibo Pan	51	Executive Vice President and Head of Capital Markets	2014
Jeff Yeager	50	Executive Vice President and Chief Information Officer	2015
Michael Zheng	54	Executive Vice President and Chief Credit Officer	2015
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

Gustavo Molina serves as Executive Vice President and Chief Banking and Digital Transformation Officer. In this capacity, Mr. Molina oversees the Bank’s member services, collateral services, correspondent operations, product management and safekeeping functions. He joined the Bank in April 2002 as Credit Operations Manager and was promoted to Credit and Collateral Vault Operations Manager in 2004, to Customer Operations and Support Manager in 2007 and to Director of Banking Operations in 2009, a position he held until his appointment as Chief Banking Operations Officer in February 2014. In February 2024, Mr. Molina's responsibilities were expanded to include the Bank's product management function and, in recognition of this additional responsibility, his title was changed to Chief Banking and Digital Transformation Officer. Mr. Molina served as a Vice President of the Bank from 2009 to 2011. He was promoted to Senior Vice President in 2011 and to Executive Vice President in January 2022. Prior to joining the Bank, Mr. Molina served as a Project Manager in the Operational Control and Risk Management Department of Fleet Bank Boston Financial (now Bank of America).
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
Compensation Philosophy and Objectives
The goal of our compensation program is to attract, retain, and motivate employees and executives with the requisite skills and experience to enable us to achieve our short- and long-term strategic business objectives. We attempt to accomplish this goal as it relates to our executive officers through a mix of base salary, short-term incentive awards and other benefit programs. While we believe that we offer a work environment in which employees can find attractive career challenges and opportunities, we also recognize that those employees have a choice regarding where they pursue their careers and that the compensation we offer may play a significant role in their decision to join or remain with us. As a result, we seek to deliver fair and competitive compensation for our employees, including the named executive officers identified in the Summary Compensation Table on page 103.
For 2023, our named executive officers were: Sanjay Bhasin, our President and Chief Executive Officer; Tom Lewis, our Executive Vice President and Chief Financial Officer; Kalyan Madhavan, our Executive Vice President and Chief Business Officer; Jibo Pan, our Executive Vice President and Head of Capital Markets; and Brehan Chapman, our Executive Vice President and Chief ESG and Administrative Officer.
For our executive officers, we attempt to align and weight total direct and indirect compensation with the prevailing competitive market and provide total compensation opportunities that are consistent with each executive’s responsibilities and individual performance and with our overall business results. For 2023 and prior years, the Committee and Board of Directors defined the competitive market for our executives as: (1) the other Federal Home Loan Banks (each individually a “FHLBank” and collectively with us, the “FHLBanks” and, together with the Office of Finance, a joint office of the FHLBanks, the “FHLBank System”); (2) commercial banks with $20 billion or more in assets (including, to the extent data is available, the Federal Reserve Banks but excluding global investment banks); and (3) public proxy peers with assets between $10 billion and $20 billion. In addition to the other FHLBanks, we believed that the other institutions included in our peer group presented a breadth and level of complexity of operations that are generally comparable to our own.
In August 2023, the Finance Agency issued a Supervisory Letter that provides supplemental guidance to the FHLBanks regarding the comparative market data that should be used when setting the compensation of their executive officers. Consistent with that guidance, for 2024, the Committee and Board of Directors redefined the competitive market for our executives as (1) the other FHLBanks and (2) commercial financial services companies with assets between $10 billion and $20 billion (the "Primary Commercial Peer Group"). In instances where an executive officer position, for whatever reason, has fewer than nine like-for-like position matches using the Primary Commercial Peer Group, the competitive market is expanded to include commercial financial services companies with assets between $20 billion and $65 billion (the "Secondary Commercial Peer Group"). For companies in the Secondary Commercial Peer Group, like positions one or more levels down in those companies are used in the benchmarking analysis.

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
The Board of Directors is responsible for approving our short-term incentive compensation plan known as the Variable Pay Program or VPP. The VPP provides all regular, full-time employees (except those who participate in our executive incentive plan) with the opportunity to earn an annual incentive award. The Committee is responsible for recommending annually to the Board of Directors the approval of the VPP for the next year and the performance goals that will be applicable for that year under the Corporate plan (including the addendums for our Capital Markets and Member Sales Departments) and the plan for our Internal Audit Department. The VPP plan goals for our Internal Audit Department are approved by our Audit Committee before Internal Audit's VPP plan is considered by the Committee.
Further, the Board of Directors is responsible for approving our executive incentive plan known as the EIP. As more fully described below in the section entitled "Elements of Executive Compensation," the EIP provides cash-based award opportunities to officers of the Bank who are voting members of our Executive Management Committee ("EMC"), which include, among other executive officers, each of our named executive officers. The Committee is responsible for recommending annually to the Board of Directors the approval of the EIP for the next year and the performance goals that will be applicable for that year, which goals were (in the case of all previous EIPs except the 2022 EIP), are (in the case of the 2024 EIP) and are expected to be (in future years) substantially the same as the goals for the Corporate VPP. In 2022, a performance goal with a percentage weight of 20 percent was modified for purposes of the 2022 VPP but was not modified for purposes of the 2022 EIP.
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
In August 2022 (for compensation to be paid in 2023), the Committee and Board of Directors engaged McLagan Partners ("McLagan") to conduct a competitive market pay study for all of our executive officers (the "2022 Pay Study"). The 2022 Pay Study involved an analysis of total direct compensation for benchmark jobs at a total of 133 institutions, including the other FHLBanks; the value of retirement plans and other benefits were not considered as part of the study. To account for differences in the size and scope of the benchmark jobs included in the study, low quartile data (25th percentile), median data (50th percentile) or high quartile data (75th percentile) was judgmentally selected for each of those jobs to develop a market composite benchmark for each of the positions held by our named executive officers. In the case of the commercial bank peers, divisional head comparisons were used to identify the jobs with the closest functional responsibilities to our named executive officers. In the case of the public proxy peers, executive to executive comparisons were made for the top five paid positions and, conservatively, the 25th percentile was used for all of the comparable positions at those institutions. For purposes of our comparative analysis, total direct compensation within +/- 15 percent of the median market composite compensation was considered to be within the competitive market range. Total direct compensation within +/- 10 percent of the median market composite compensation was considered to be competitive.
Elements of Executive Compensation
We rely upon a mix of base salary, annual incentive compensation (50 percent of which is deferred) and benefits to attract, retain and motivate our executive officers. As a cooperative whose stock can only be held by member institutions, we are precluded from offering equity-based compensation to our employees, including our executive officers.
On December 7, 2017, the Board of Directors, acting upon a recommendation from the Committee, approved our 2018 EIP, subject to the review of the Finance Agency. On January 4, 2018, the Finance Agency informed us that it did not object to the 2018 EIP. The 2018 EIP was effective as of January 1, 2018. The 2018 EIP provided for an annual award, 50 percent of which could be fully earned in 2018 and 50 percent of which could be fully earned in 2021. For Mr. Bhasin, the threshold, target and maximum award percentages in the 2018 EIP were 50 percent, 75 percent and 95 percent of base salary, respectively. For all of our other executive officers, the threshold, target and maximum award percentages in the 2018 EIP were 30 percent, 50 percent and 65 percent of base salary, respectively.
On December 6, 2018, the Board of Directors, acting upon a recommendation from the Committee, approved our 2019 EIP, subject to the review of the Finance Agency. On December 20, 2018, the Finance Agency informed us that it did not object to the 2019 EIP. The 2019 EIP was effective as of January 1, 2019. Like the 2018 EIP, the 2019 EIP provided for an annual award, 50 percent of which could be fully earned in 2019 and 50 percent of which could be fully earned in 2022. The threshold, target and maximum award percentages in the 2019 EIP were the same as those in the 2018 EIP.
On December 5, 2019, the Board of Directors, acting upon a recommendation from the Committee, approved our 2020 EIP (the "Proposed 2020 EIP"), subject to the review of the Finance Agency. In response to comments received from the Finance Agency, the Board, acting upon a recommendation from the Committee, approved a revision to the Proposed 2020 EIP (inclusive of the revision, the "2020 EIP") on February 27, 2020, subject again to review by the Finance Agency. On May 21, 2020, the Finance Agency informed the Bank that it did not object to the 2020 EIP. The 2020 EIP was effective as of January 1, 2020. Like previous EIPs, the 2020 EIP provided for an annual award, 50 percent of which could be fully earned in 2020 and 50 percent of which could be fully earned in 2023.
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
On December 2, 2021, the Board of Directors, acting upon a recommendation from the Committee, approved our 2022 EIP, subject to the review of the Finance Agency. On January 31, 2022, the Finance Agency informed us that it did not object to the 2022 EIP. The 2022 EIP was retroactively effective as of January 1, 2022. Like previous EIPs, the 2022 EIP provided for an annual award, 50 percent of which could be fully earned in 2022 and 50 percent of which can be fully earned in 2025. The other 50 percent of our executives' 2022 incentive opportunity was derived from the 2019 EIP Deferred Award. The threshold, target and maximum award percentages in the 2022 EIP were the same as those in the 2021 EIP.
On December 1, 2022, the Board of Directors, acting upon a recommendation from the Committee, approved our 2023 EIP (the "Proposed 2023 EIP"), subject to the review of the Finance Agency. In response to comments received from the Finance

Agency, we made certain revisions to the Proposed 2023 EIP (inclusive of the revisions, the “2023 EIP”), subject again to review by the Finance Agency. On February 13, 2023, the Finance Agency informed us that it did not object to the 2023 EIP. The 2023 EIP was retroactively effective as of January 1, 2023. Like previous EIPs (and as more fully described in the "Incentive Compensation" section beginning on page 93 and the "Grants of Plan-Based Awards" section beginning on page 104), the 2023 EIP provided for an annual award, 50 percent of which could be fully earned in 2023 and 50 percent of which can be fully earned in 2026. The other 50 percent of our executives' 2023 incentive opportunity was derived from the 2020 EIP Deferred Award.
For 2023, the Committee and Board of Directors elected to increase the threshold, target and maximum incentive award percentages for all of our executive officers other than Mr. Bhasin. Mr. Bhasin's maximum award percentage (100 percent) was at that time the same as the maximum award percentage for all other FHLBank Presidents/CEOs and his threshold and target award percentages (50 percent and 75 percent, respectively) were equivalent to the median threshold and target award percentages for the FHLBank Presidents/CEOs. In establishing the higher award percentages for our other executives, the Committee and Board of Directors took into consideration the incentive opportunities that are available to similarly situated executives at the other FHLBanks and the results of the 2022 Pay Study. For Messrs. Madhavan and Pan, their threshold, target and maximum award percentages were increased from 30 percent, 60 percent and 80 percent, respectively, to 40 percent, 65 percent and 85 percent, respectively. For Mr. Lewis and Ms. Chapman, their threshold, target and maximum award percentages were increased from 30 percent, 50 percent and 70 percent, respectively, to 35 percent, 55 percent and 75 percent, respectively. The higher award percentages were either equal to or slightly above the median incentive opportunities for comparable positions at the other FHLBanks.
The threshold, target and maximum incentive award percentages set forth in the last six EIPs are summarized in the table below.

	Mr. Bhasin			Mr. Madhavan and Mr. Pan			Mr. Lewis and Ms. Chapman
	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
2018 EIP	50%	75%	95%	30%	50%	65%	30%	50%	65%
2019 EIP	50%	75%	95%	30%	50%	65%	30%	50%	65%
2020 EIP	50%	75%	100%	30%	60%	80%	30%	50%	70%
2021 EIP	50%	75%	100%	30%	60%	80%	30%	50%	70%
2022 EIP	50%	75%	100%	30%	60%	80%	30%	50%	70%
2023 EIP	50%	75%	100%	40%	65%	85%	35%	55%	75%
Base Salary
Base salary is one of several key components of our compensation program. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. Base salaries are reviewed annually in the fourth quarter for all of our officers and at other times as circumstances warrant. For our executive officers, we target base salary compensation at or above the market median base salary practices of our defined competitive market for those officers, although we maintain flexibility to deviate from market-median practices for individual circumstances, subject in all cases to review by the Finance Agency. In making base salary determinations, we also consider factors such as time in the position, prior related work experience, individual job performance, the position’s scope of duties and responsibilities within our organizational structure and hierarchy, and how these factors compare to other similar positions within our defined competitive market.
In setting the base salaries for our named executive officers for 2023, the Committee and Board of Directors took into consideration, among other things, the results of the 2022 Pay Study which was conducted in the latter part of 2022. The results of this study showed that while the base salaries and incentives for our named executive officers were competitive on a look-back basis, they were below the median market composite benchmarks for their positions. Based on this information and the then prevailing inflation rate, the Committee approved, based upon Mr. Bhasin's recommendation, salary increases of 5.5 percent for Ms. Chapman and Messrs. Lewis, Madhavan and Pan. For 2023, the standard cost-of-living increase for our employees was 5.0 percent. In addition, we had a Bank-wide merit pool of 1.0 percent. The Committee wanted to give Mr. Bhasin a salary increase at least equal to the salary increases for the other named executive officers; however, Mr. Bhasin informed the Committee that he preferred to receive a lower salary increase so that the forgone compensation could be used to increase the merit pool available for our other employees. In response to this request, the Board of Directors, acting upon a recommendation from the Committee, decided to give Mr. Bhasin a salary increase of 4.8 percent.
The base salaries of our named executive officers are presented in the Summary Compensation Table on page 103.

Incentive Compensation
The 2023 EIP provides cash-based award opportunities to all of our executive officers by means of an annual award ("Annual Award"). The Annual Award was based on the achievement of short-term performance goals for the period from January 1, 2023 through December 31, 2023 (the "2023 Performance Goals") and, for 50 percent of that award, the satisfaction of safety and soundness goals for the period from January 1, 2024 through December 31, 2026.
The 2023 Performance Goals that were used to calculate the Annual Award were established by the Board of Directors and fell into the following broad categories: (a) business activity and financial execution; (b) continuous improvement projects; (c) environmental, social and governance (“ESG”) initiatives; (d) learning initiatives; and (e) affordable housing program operations. Each 2023 Performance Goal was assigned a specific percentage weight. For 2023 Performance Goals comprising 93 percent of the executives’ 2023 Annual Award opportunity, each goal was assigned a "threshold," "target" and "stretch" objective. For 2023 Performance Goals comprising 7 percent of the executives’ 2023 Annual Award opportunity, each goal was assigned only a “stretch” objective.
For Mr. Bhasin, the incentive factor for each 2023 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold or target objective, the stretch objective was not met), 50 percent (if results were equal to the threshold objective for those 2023 Performance Goals that had a threshold objective), 75 percent (if results were equal to the target objective for those 2023 Performance Goals that had a target objective) or 100 percent (if results were equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2023 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold or target objective, the stretch objective was not met), 40 percent (if results were equal to the threshold objective for those 2023 Performance Goals that had a threshold objective), 65 percent (if results were equal to the target objective for those 2023 Performance Goals that had a target objective) or 85 percent (if results were equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2023 Performance Goal could have been 0 percent (if the threshold objective was not met or, in those cases where there was not a threshold or target objective, the stretch objective was not met), 35 percent (if results were equal to the threshold objective for those 2023 Performance Goals that had a threshold objective), 55 percent (if results were equal to the target objective for those 2023 Performance Goals that had a target objective) or 75 percent (if results were equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2023 Performance Goal that had those achievement levels were interpolated in a manner as determined by the Committee. The results for each 2023 Performance Goal were multiplied by the assigned percentage weight to determine its contribution to the overall 2023 EIP goal percentage for each of our named executive officers. For example, if the target objective was achieved for a goal with a percentage weight of 20.0 percent, then the contribution of that goal to Mr. Bhasin’s overall goal percentage would have been 15.0 percent (20.0 percent x 75 percent). For Messrs. Madhavan and Pan, the contribution of that same goal to their overall goal percentage would have been 13.0 percent (20.0 percent x 65 percent). For Mr. Lewis and Ms. Chapman, the contribution of that same goal to their overall goal percentage would have been 11.0 percent (20.0 percent x 55 percent). The percentages derived from this calculation for each 2023 Performance Goal were added together to derive each executive’s overall goal percentage for the 2023 EIP, which percentage was then multiplied by the executive’s 2023 base salary to determine his or her final Annual Award.
Generally, the Board of Directors has attempted to set the threshold, target and stretch objectives for our EIPs such that the relative difficulty of achieving each level is consistent from year to year.
For 2023, the Board of Directors established 14 separate performance goals, each of which had a specific percentage weight ranging from 1 percent to 30 percent. As further set forth in the table below, the goals relating to our business activity and financial execution objectives, continuous improvement projects, ESG initiatives, learning initiatives and affordable housing program operations comprised 40 percent, 30 percent, 15 percent, 10 percent and 5 percent, respectively, of our overall 2023 Performance Goals.
As more fully discussed in the section entitled “Grants of Plan-Based Awards” beginning on page 104, the Board of Directors could, among other things, adjust the 2023 Performance Goals to ensure the purposes of the 2023 EIP were served. In addition, the Board of Directors, in its discretion, could consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Adjustments of any kind would be subject to review by the Finance Agency. No adjustments were made to the 2023 Performance Goals.
For 2023, we had as one of our goals growth in our retained earnings from adjusted net income. This measure of our net income excluded: (1) unrealized gains and losses on derivatives and hedging activities (including the exclusion of the related basis adjustments in the calculation of the gains or losses associated with the sale or prepayment of any of our previously hedged advances or investment securities) and (2) unrealized gains and losses on securities classified as trading. Further, to derive our adjusted net income, our required AHP assessment was recalculated to incorporate the adjustments referred to in the preceding sentence.

2023 EIP Objectives
(dollars in millions)

	Percentage Weight	Objective				Contribution to the Executive's Overall Goal Percentage
		Threshold	Target	Stretch	Results	Mr. Bhasin	Mr. Madhavan and Mr. Pan	Mr. Lewis and Ms. Chapman
Business Activity and Financial Execution
1. Daily Average Advances Outstanding	12%	$35,000	$45,000	$50,000	$107,108	12.0000%	10.2000%	9.0000%
2. MPF Assets Acquired (UPB)	6%	$500	$750	$1,000	$1,033	6.0000%	5.1000%	4.5000%
3. New Small Business Boost Commitments	2%	$2	$3	$4	$3.62	1.8107%	1.5486%	1.3486%
4. Growth in Retained Earnings from Adjusted Net Income	20%	$90	$120	$150	$579.1	20.0000%	17.0000%	15.0000%
	40%					39.8107%	33.8486%	29.8486%
Continuous Improvement Projects (total points)	30%	83	110	138	121 units	25.4464%	21.8571%	18.8571%
Develop Product Strategy and Initiative Roadmap (10 units)					10 units
Resolve top initiatives from Product Strategy and Initiative Roadmap (3 units each per 100 story points - maximum 60 units)					60 units
Design signature card self-service process (10 units)					10 units
Implement signature card self-service process (20 units)					20 units
Implement Federal Funds solution (25 units)					Incomplete
DDA Implementation (20 units)					Incomplete
Decommission virtualization environment (15 units)					15 units
Decommission operating system environment (6 units)					Incomplete
Develop IT Optimization Strategy (6 units)					6 units
	30%					25.4464%	21.8571%	18.8571%
ESG Initiatives
Environmental: Develop Roadmap for Climate Initiatives for 2023-2024	3%	N/A	N/A	Complete	Complete	3.0000%	2.5500%	2.2500%
Social: Diverse Summer Internship Program (% offers to minorities and women applicants)	3%	40%	50%	60%	85%	3.0000%	2.5500%	2.2500%
Social: Conduct Bank-wide DEI Development/Training (% participation)	2%	90%	95%	98%	100%	2.0000%	1.7000%	1.5000%
Social: Bank-wide Project (% participation)	1%	85%	90%	95%	95.5%	1.0000%	0.8500%	0.7500%
Governance: Compile and Publish ESG Report	4%	N/A	N/A	Complete	Complete	4.0000%	3.4000%	3.0000%
Governance: ESG Training for Executive Team, ESG Management Committee and Subcommittees (% participation; count of certifications for stretch)	2%	85%	98%	Target + 8 Certifications	100% + 13 certifications	2.0000%	1.7000%	1.5000%
	15%					15.0000%	12.7500%	11.2500%
Learning Initiatives
Internal: Build Knowledge/Skills Training Library	9%	Approved Training Plan	Threshold+Content Creation for Level Zero	Target+ Content Creation for Level One	Target+ Content Creation for Level One	9.0000%	7.6500%	6.7500%
External: Member Webinars (total attendees)	1%	175	225	275	856	1.0000%	0.8500%	0.7500%
	10%					10.0000%	8.5000%	7.5000%
Affordable Housing Program Operations
Count of digitized and automated processes	5%	Two by 9/30/23	Five by 12/31/23	Target+ Future Roadmap by November Planning Meeting	Target + Future Roadmap Completed	5.0000%	4.2500%	3.7500%
Overall 2023 EIP Goal Percentage	100%					95.2571%	81.2057%	71.2057%

As shown in the table above, we achieved the stretch objective for 12 of the 14 performance goals. For each of the other 2 goals, which had a combined weighting of 32 percent, we achieved a level of performance between the target and stretch level. These results produced overall achievement rates for our named executive officers ranging from 94.9 percent to 95.5 percent

(calculated by dividing the executive's 2023 EIP goal percentage by his or her maximum award percentage). In comparison, the overall achievement rates for our named executive officers under the 2022 EIP, 2021 EIP, 2020 EIP, 2019 EIP and 2018 EIP were approximately 77 percent, 89 percent, 92 percent, 77 percent and 97 percent, respectively.
Because each named executive officer received a performance rating for 2023 of at least "Solid Performance," 50 percent of the executive’s final Annual Award under the 2023 EIP (the "2023 Current Award") became earned and vested on December 31, 2023 and was payable no later than March 15, 2024. The remaining 50 percent of the executive’s final Annual Award under the 2023 EIP (the "2023 Deferred Award") will become earned and vested on December 31, 2026 if the conditions described in the Grants of Plan-Based Awards section are satisfied.
The possible Annual Awards that could be earned by our named executive officers for 2023 are presented in the Grants of Plan-Based Awards section. The calculation of the Annual Awards earned by our named executive officers in 2023 is shown in the table below. The 2023 Current Awards are included in the Summary Compensation Table on page 103 in the column entitled "Non-Equity Incentive Plan Compensation."

Name	Base Salary as of January 1, 2023 ($)	2023 EIP Goal Percentage	2023 EIP Annual Award ($)	2023 EIP Current Award ($)	2023 EIP Deferred Award ($)
Sanjay Bhasin	1,026,104	95.2571%	977,437	488,718	488,719
Tom Lewis	455,075	71.2057%	324,039	162,020	162,019
Kalyan Madhavan	589,784	81.2057%	478,938	239,469	239,469
Jibo Pan	465,016	81.2057%	377,619	188,810	188,809
Brehan Chapman	402,193	71.2057%	286,384	143,192	143,192
Each of our named executive officers participated in the 2020 EIP which, like the 2023 EIP discussed above, provided for a deferred award that was equal to 50 percent of the executive's final Annual Award under the 2020 EIP (the "2020 Deferred Award"). The following table shows the 2020 Deferred Awards with interest at 6 percent compounded annually over the period from January 1, 2021 through December 31, 2023 (the "2020 Deferral Performance Period"). The 2020 Deferred Awards, which are more fully discussed in the Compensation Discussion and Analysis section of our 2020 10-K, became earned and vested on December 31, 2023 because: (i) each of the named executive officers was actively employed by us on December 31, 2023; (ii) each of the named executive officers received a performance rating for 2023 of at least "Solid Performance"; and (iii) the safety and soundness goals set forth in the paragraph immediately following the table were satisfied during the 2020 Deferral Performance Period.

Name	2020 EIP Deferred Award ($)	Interest on 2020 EIP Deferred Award ($)	2020 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	429,084	81,962	511,046
Tom Lewis	132,136	25,240	157,376
Kalyan Madhavan	195,994	37,438	233,432
Jibo Pan	154,532	29,518	184,050
Brehan Chapman	116,781	22,307	139,088
The safety and soundness goals applicable to the 2020 Deferred Award that were met during the 2020 Deferral Performance Period were: (i) we had no material risk management deficiencies at the Bank; (ii) no operational errors or omissions resulted in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency was significantly past due; (iv) we made sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we had sufficient capital to pay dividends and repurchase members’ stock.
Defined Benefit Pension Plan
All regular employees hired prior to January 1, 2007 who work a minimum of 1,000 hours per year participate in the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan"), a tax-qualified multiemployer defined benefit pension plan. The plan also covers any of our regular employees hired on or after January 1, 2007 who work a minimum of 1,000 hours per year, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan and also provided that, prior to January 1, 2008 or on and after April 1, 2023, the employee's break in service from his or her participation in the Pentegra DB Plan was not more than 12 months. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010 who work a minimum of 1,000 hours per year. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Under these participation rules, all of our named executive officers participate in the plan. Because this is a qualified defined benefit plan, it is subject to certain compensation and benefit limitations imposed by the Internal Revenue Service. In 2023, the maximum compensation limit was $330,000 and the maximum annual benefit limit was $265,000. The pension benefit earned under the plan is based on the number of years of credited service (up to a maximum of 30 years) and compensation earned over an employee’s 36 highest consecutive months of earnings. For employees hired prior to July 1, 2003, the high 36-month average compensation for purposes of the benefit earned prior to that date became fixed as of July 1, 2015. For employees hired on and after July 1, 2003, the high 36-month average compensation is calculated over the employee's entire participation period.
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
The details of this plan and the accumulated pension benefits for our named executive officers can be found in the Pension Benefits Table and accompanying narrative on pages 107-109 of this report.
Defined Contribution Savings Plan
We offer all regular employees who work a minimum of 1,000 hours per year, including our executive officers, the opportunity to participate in the FHLBank of Dallas 401(k) Retirement Plan ("FHLB Dallas DC Plan"), a tax-qualified defined contribution plan. Because this is a qualified plan, it is subject to the maximum compensation limit set by the Internal Revenue Code, which for 2023 was $330,000 per year. In addition, the combined calendar year contributions to a qualified defined contribution plan from both us and the employee are limited by the Internal Revenue Code. For 2023, combined contributions from both us and the employee to the FHLB Dallas DC Plan could not exceed $66,000. The FHLB Dallas DC Plan includes a pre-tax 401(k) option along with an opportunity to make contributions on an after-tax basis. The limitation on combined contributions applies to an employee's pre-tax and after-tax contributions and any matching contributions we make on his or her behalf. The limitation on an employee's pre-tax contributions was $22,500 for 2023. Employees who were age 50 or older could elect in 2023 to make additional pre-tax contributions (commonly known as catch-up contributions) of up to $7,500. Catch-up contributions are not taken into account in applying the combined contribution limit which, for employees who were age 50 or older, was $73,500 for 2023.
Subject to the limits prescribed by the Internal Revenue Code, employees can contribute up to 75 percent of their monthly base salary and up to 100 percent of their incentive compensation on either a pre-tax or after-tax basis.
For employees hired prior to January 1, 2019, we provide matching funds on the first 3 percent of eligible monthly base salary contributed by employees who are eligible to participate in the Pentegra DB Plan, and on the first 5 percent of eligible monthly base salary contributed by employees who are not eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions. In each case, our matching contribution is 0 percent in the first year of employment, 100 percent in the second and third years of employment, 150 percent in the next two years and 200 percent after the employee has completed five years of employment. For this purpose, an employee's length of service includes, if applicable, their service with a financial services institution that participated in the Pentegra Defined Contribution Plan for Financial Institutions ("Pentegra DC Plan"), during which service the employee was covered by such plan. The Pentegra DC Plan is a tax-qualified multiemployer defined contribution plan in which we participated prior to the establishment of the FHLB Dallas DC Plan in December 2018. Employees who are eligible to participate in the Pentegra DB Plan are fully vested in our matching contributions at the time such funds are deposited in their account. For employees who do not participate in the Pentegra DB Plan, there is a 2-6 year step vesting schedule for our matching contributions with the employee becoming fully vested after 6 years.
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
Under the FHLB Dallas DC Plan, participants can elect to invest plan contributions in up to 27 different fund options.
Based on their tenure with us (and, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the Pentegra DC Plan), each of our named executive officers was eligible to receive in 2023 a 200 percent matching contribution on the first 3 percent of his or her eligible monthly base salary that he or she contributed to the plan, subject in all cases to the compensation limit prescribed by the Internal Revenue Code. The matching contributions that were made by us are included in the “All Other Compensation” column of the

Summary Compensation Table found on page 103 and further set forth under the “401(k)/Thrift Plan” column of the related “Components of All Other Compensation for 2023” table.
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
We offer the program to allow our highly compensated employees to voluntarily defer more compensation than they would otherwise be permitted to defer under our tax-qualified defined contribution savings plan as a result of the limits imposed by the Internal Revenue Code. Further, we offer this program as a competitive practice to help us attract and retain top talent. The matching contributions that we provide in this plan are intended to make the participant whole with respect to the amount of matching funds that he or she would have otherwise been eligible to receive in our tax-qualified defined contribution savings plan if not for the limits imposed by the Internal Revenue Code. These matching contributions are included in the “All Other Compensation” column of the Summary Compensation Table found on page 103 and further set forth under the “Nonqualified Deferred Compensation Plan (NQDC Plan)” column of the related “Components of All Other Compensation for 2023” table. As noted above, we believe that our matching contributions to the qualified savings plan are at or above the market median for comparable companies. Based on our experience and general knowledge of the competitive market, we believe this may also be true for the matching contributions that we provide under the deferred compensation program, although we have not conducted a study to confirm this. The provisions of this program are described more fully in the narrative accompanying the Nonqualified Deferred Compensation table on pages 110-113.
Supplemental Executive Retirement Plan
We maintain a supplemental executive retirement plan (“SERP”) that, prior to 2024, served to benefit only Mr. Lewis and some of our former executives, each of whom was designated as a Group 1 participant. The SERP is a nonqualified defined contribution plan and, as such, it does not provide for a specified retirement benefit. Based on a recommendation from management in 2014, the Committee and Board of Directors decided at that time to discontinue contributions to our SERP and, as a result, no contributions were made to the SERP from 2015 through 2023. In August 2023, the Committee and Board of Directors engaged Aon plc to conduct a total rewards study for all of our executive officers and, as part of the study, to provide insight and analysis regarding a market-competitive form and level of supplemental retirement benefits for our executives. On December 19, 2023, the Board of Directors, acting upon a recommendation from the Committee, approved an amended and restated SERP, subject to the review of the Finance Agency. On February 2, 2024, the Finance Agency informed us that it did not object to the amended and restated SERP. The SERP was amended and restated principally to provide supplemental retirement benefits to our current executive officers including, but not limited to, Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan. To accomplish this objective, a new Group 5 was added to the SERP and all of our current executive officers were designated as participants in this group. Each participant’s benefit under the SERP consists of the contributions we make on his or her behalf, plus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the SERP are determined solely at the discretion of our Board of Directors and are based upon our desire to provide a reasonable level of supplemental retirement income to the participants and, secondarily, to serve as a retention tool. In each calendar year, our Board of Directors, in its sole and absolute discretion, may elect to make a contribution to the accounts of any or all of the Group 5 participants based on an allocation percentage that is within a specified allocation range, which, for Mr. Bhasin, is 10 percent to 20 percent and, for all other executive officers, is 5 percent to 20 percent (the “Annual Allocation Percentage”). The target Annual Allocation Percentages for Mr. Bhasin and all other executive officers are 15 percent and 10 percent, respectively. If made, the annual contribution will be an amount equal to the Annual Allocation Percentage multiplied by the sum of the executive officer’s (i) base salary for the most recently completed calendar year plus (ii) the non-equity incentive compensation payment that is attributable to the most recently completed calendar year (i.e., the total of the Current Award for that year plus any Deferred Award that vested as of the end of that year). On February 13, 2024, our Board of Directors approved a Group 5 contribution on behalf of each of our executive officers equal to their target Annual Allocation Percentage.
Generally, benefits under the Group 1 SERP vest when the participant attains the “Rule of 70.” A participant attains the Rule of 70 when the sum of his or her age and years of service with us is at least 70. As of December 31, 2023, Mr. Lewis had met the Rule of 70. Group 5 SERP benefits generally vest upon the earlier to occur of (i) the date on which the participant attains age 65 or (ii) the date on which the participant attains the Rule of 70. For purposes of the Group 5 SERP benefits, years of service with us does not include years of credited service with another FHLBank. As of December 31, 2023, neither Ms. Chapman nor Messrs. Bhasin, Madhavan or Pan had met the Group 5 vesting requirements. The provisions of the plan provide for accelerated vesting and payment in the event of a participant’s death or disability if such participant is not otherwise vested at the time of his or her death or disability. We maintain the right at any time to amend or terminate the SERP, or remove a participant from the SERP at our discretion, except that no amendment, modification or termination may reduce the then vested account balance of any participant.
For details regarding the operation of our SERP and the account balances for Mr. Lewis as of December 31, 2023, please refer to the Nonqualified Deferred Compensation table and accompanying narrative beginning on page 110.
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
Perquisites
In 2023, we did not provide any perquisites to our named executive officers.
Executive Employment Agreements
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. These agreements were authorized and approved by the Committee and Board of Directors and resulted from the Board’s desire to retain the services of Ms. Chapman and Mr. Bhasin for no less than the one-year term of the agreements. On each yearly anniversary, the executive's employment agreement automatically renews for an additional one-year term unless either we or the executive gives a notice of non-renewal not less than 30 days prior to the expiration date. Because neither we nor either of the executives gave a notice of non-renewal, the term of Ms. Chapman's employment agreement was automatically extended through December 31, 2024 and the term of Mr. Bhasin's employment agreement will be automatically extended through March 23, 2025.
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

2024 Compensation Actions
The 2024 base salaries for our named executive officers (and the percentage change from the salaries in effect at December 31, 2023) are presented below. All of the salaries in the table below were effective January 1, 2024.

Name	2024 Base Salary ($)	Percentage Change
Sanjay Bhasin	1,067,148	Increase of 4.00 percent
Tom Lewis	474,416	Increase of 4.25 percent
Kalyan Madhavan	604,528	Increase of 2.50 percent
Jibo Pan	476,641	Increase of 2.50 percent
Brehan Chapman	419,286	Increase of 4.25 percent
In August 2023, we engaged McLagan to conduct a competitive market pay study for all of our executive officers (the “2023 Pay Study”). The 2023 Pay Study involved an analysis of base salaries and incentives (total direct compensation) for benchmark jobs at 60 institutions, including the other FHLBanks. For one position (our Head of Capital Markets), the competitive market was expanded to include the Secondary Commercial Peer Group, which included 63 institutions. The results of the 2023 Pay Study showed that while the total direct compensation for all but one of our named executive officers was below the competitive market range in comparison to benchmark jobs at commercial financial services companies, their total direct compensation ranged from the low end of the competitive market range to the high end of the competitive market range for their peer positions at the other FHLBanks. Mr. Bhasin's total direct compensation approximated the market composite benchmark for the FHLBanks. Based on this information and input from the Finance Agency, the Committee approved, based upon Mr. Bhasin's recommendation, salary increases of 4.25 percent for Mr. Lewis and Ms. Chapman and 2.50 percent for Mr. Madhavan and Mr. Pan. The Board of Directors, acting upon a recommendation from the Committee, gave Mr. Bhasin a salary increase of 4.00 percent.
On December 7, 2023, the Board of Directors, acting upon a recommendation from the Committee, approved our 2024 EIP (the "Proposed 2024 EIP"), subject to the review of the Finance Agency. In response to comments received from the Finance Agency, we made certain revisions to the Proposed 2024 EIP (inclusive of the revisions, the “2024 EIP”), subject again to review by the Finance Agency. On March 8, 2024, the Finance Agency informed us that it did not object to the 2024 EIP. The 2024 EIP was retroactively effective as of January 1, 2024. Like previous EIPs, the 2024 EIP provides for an annual award (the "2024 Annual Award"), 50 percent of which can be fully earned in 2024 (the "2024 Current Award"). The 2024 Annual Award is based on the achievement of performance goals for the period from January 1, 2024 through December 31, 2024. The remaining 50 percent of an executive's 2024 Annual Award (the "2024 Deferred Award"), with interest at 7.6 percent compounded annually over the period from January 1, 2025 through December 31, 2027 (the "2024 Deferral Performance Period") will not become fully earned and vested until December 31, 2027 and then only if: (1) the Deferred Performance Goals described in the next sentence are satisfied during the 2024 Deferral Performance Period; (2) the executive receives a performance rating for 2027 of at least "Solid Performance"; and (3) the executive is actively employed by us on December 31, 2027. To satisfy the Deferred Performance Goals, we must: (i) maintain a minimum regulatory capital-to-assets ratio of at least 4 percent throughout the 2024 Deferral Performance Period and (ii) pay quarterly dividends throughout the 2024 Deferral Performance Period at annualized rates that are at least equal to the average overnight SOFR rate for the preceding quarter. An executive’s 2024 Deferred Award is payable no later than March 15, 2028. Notwithstanding the above, the Board of Directors, in its discretion, may reduce or eliminate award payments under the 2024 EIP if, in its judgment, our safety and soundness has not been maintained.
For the incentives that can be earned in 2024 (which will be payable in early 2025), our executive officers will derive 50 percent of their incentive opportunity from the 2024 EIP (via the 2024 Current Award) and 50 percent of their incentive opportunity from the 2021 EIP Deferred Award discussed below.

For purposes of our 2024 Annual Award, the Board of Directors established 24 performance goals (the "2024 Performance Goals"). The 2024 Performance Goals fall into the following broad categories (with category weights in parentheses): (a) business activity objectives and financial execution (35 percent); (b) community investments (30 percent); (c) continuous improvement projects (25 percent); (d) environmental, social and governance (“ESG”) initiatives (6 percent); and (e) learning initiatives (4 percent). Each 2024 Performance Goal has been assigned a specific percentage weight. For 2024 Performance Goals comprising 96 percent of the executives’ 2024 Annual Award opportunity, each goal has been assigned a "threshold," "target" and "stretch" objective. For 2024 Performance Goals comprising 2 percent of the executives’ 2024 Annual Award opportunity, each goal has been assigned only a “stretch” objective and for one 2024 Performance Goal comprising 2 percent of the executives’ 2024 Annual Award opportunity, the goal has been assigned only "target" and “stretch” objectives.
For Mr. Bhasin, the incentive factor for each 2024 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or, in those cases where there is not a threshold or target objective, the stretch objective is not met), 50 percent (if results are equal to the threshold objective for those 2024 Performance Goals that have a threshold objective), 75 percent (if results are equal to the target objective for those 2024 Performance Goals that have a target objective) or 100 percent (if results are equal to or greater than the stretch objective). For Messrs. Madhavan and Pan, the incentive factor for each 2024 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or in those cases where there is not a threshold or target objective, the stretch objective is not met), 40 percent (if results are equal to the threshold objective for those 2024 Performance Goals that have a threshold objective), 65 percent (if results are equal to the target objective for those 2024 Performance Goals that have a target objective) or 85 percent (if results are equal to or greater than the stretch objective). For Mr. Lewis and Ms. Chapman, the incentive factor for each 2024 Performance Goal can be 0 percent (if the threshold objective is not met or, in those cases where there is not a threshold objective, the target objective is not met or in those cases where there is not a threshold or target objective, the stretch objective is not met), 35 percent (if results are equal to the threshold objective for those 2024 Performance Goals that have a threshold objective), 55 percent (if results are equal to the target objective for those 2024 Performance Goals that have a target objective) or 75 percent (if results are equal to or greater than the stretch objective).
Achievement levels between threshold and target and between target and stretch for each 2024 Performance Goal that has those achievement levels will be interpolated in a manner as determined by the Committee. Like previous EIPs, the results for each 2024 Performance Goal will be multiplied by the assigned percentage weight to determine its contribution to the overall 2024 EIP goal percentage. The percentages derived from this calculation for each 2024 Performance Goal will be added together to derive each executive’s overall goal percentage for the 2024 EIP, which percentage will then be multiplied by the executive’s 2024 base salary to determine his or her final 2024 Annual Award. The executive's final 2024 Annual Award will be multiplied by 50 percent to derive his or her 2024 Current Award.
The following table sets forth an estimate of the possible 2024 Annual Awards (and, for 50 percent of those awards, the 2024 Current Awards) that can be earned by our named executive officers under the 2024 EIP. The threshold amounts were computed based upon the assumption that we would achieve the threshold objective for each of the 2024 Performance Goals that has a threshold objective. The target amounts were computed based upon the assumption that we would achieve the target objective for each of the 2024 Performance Goals that has a target objective. The maximum amounts were computed based upon the assumption that we would achieve the stretch objective for each of the 2024 Performance Goals. In addition, the threshold, target and maximum 2024 Current Awards are based upon the assumption that each of our named executive officers will receive a performance rating for 2024 of at least "Solid Performance." An executive's 2024 Current Award will become earned and vested on December 31, 2024 provided he or she is actively employed on that date and such award is payable no later than March 15, 2025. Given the number of variables involved in the calculation of our 2024 EIP awards, the ultimate payouts (other than the maximum payouts) can vary significantly. For instance, the 2024 EIP awards can be less than the threshold amounts if we fail to achieve (i) the threshold objective for one or more of our 2024 Performance Goals, (ii) the target objective for our 2024 Performance Goal that only has a target and stretch objective and (iii) the stretch objective for our two 2024 Performance Goals that have only a stretch objective, but we achieve the threshold objective for each of our other 2024 Performance Goals. In addition, as noted above, achievement levels between threshold and target and between target and stretch for each 2024 Performance Goal that has those achievement levels will be interpolated and, as a result, the ultimate awards payable to the named executive officers could vary significantly between the threshold and maximum amounts presented in the table.

	Estimated Possible 2024 Annual Award			Estimated Possible Payouts in Early 2025 Under Non-Equity Incentive Plan Awards for 2024 EIP (2024 Current Award)

Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	512,231	784,354	1,067,148	256,116	392,177	533,574
Tom Lewis	159,404	255,710	355,812	79,702	127,855	177,906
Kalyan Madhavan	232,139	385,084	513,849	116,070	192,542	256,925
Jibo Pan	183,030	303,620	405,145	91,515	151,810	202,573
Brehan Chapman	140,880	225,995	314,465	70,440	112,998	157,233

As previously noted, the remaining 50 percent of our executives' 2024 incentive opportunity will be derived from their 2021 Deferred Award. The amount of each executive's 2021 Deferred Award (before interest) became fixed at the end of 2021 based on the achievement of performance goals for the period from January 1, 2021 through December 31, 2021. The performance goals that were applicable to the 2021 Deferred Award are more fully discussed in the Compensation Discussion and Analysis section of our 2021 10-K.
An executive's 2021 Deferred Award will become earned and vested on December 31, 2024 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2022 through December 31, 2024 (the "2021 Deferral Performance Period"); (ii) the executive receives a performance rating for 2024 of at least "Solid Performance": and (iii) the executive is actively employed by us on December 31, 2024. An executive’s 2021 Deferred Award is payable no later than March 15, 2025 with interest at 6 percent compounded annually over the 2021 Deferral Performance Period.
The safety and soundness goals that must be satisfied during the 2021 Deferral Performance Period are: (i) no material risk management deficiency exists at the Bank; (ii) no operational errors or omissions result in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine incentive payouts; (iii) no submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; (iv) we make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings; and (v) we have sufficient capital to pay dividends and repurchase members’ stock.
The following table shows the deferred awards under the 2021 EIP, the anticipated growth in those awards during the 2021 Deferral Performance Period, and the total 2021 Deferred Awards (inclusive of interest) that will be payable in early 2025 provided all of the conditions for payment are met.

Name	2021 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total 2021 EIP Deferred Award Including Interest ($)
Sanjay Bhasin	426,582	81,484	508,066
Tom Lewis	129,407	24,719	154,126
Kalyan Madhavan	193,767	37,013	230,780
Jibo Pan	152,776	29,183	181,959
Brehan Chapman	114,369	21,846	136,215
The following table combines the possible 2024 EIP Current Awards and the actual 2021 Deferred Awards (including interest) from the two preceding tables and represents the total non-equity incentive plan compensation that can be fully earned by our named executive officers in 2024.

	Estimated Possible Payouts in Early 2025 for 2024 Incentive Opportunities
	2024 EIP Current Award			2021 EIP Deferred Award Including Interest ($)	Total if 2024 EIP Current Award is at Threshold, Target or Maximum
Name	Threshold ($)	Target ($)	Maximum ($)		Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	256,116	392,177	533,574	508,066	764,182	900,243	1,041,640
Tom Lewis	79,702	127,855	177,906	154,126	233,828	281,981	332,032
Kalyan Madhavan	116,070	192,542	256,925	230,780	346,850	423,322	487,705
Jibo Pan	91,515	151,810	202,573	181,959	273,474	333,769	384,532
Brehan Chapman	70,440	112,998	157,233	136,215	206,655	249,213	293,448

Notwithstanding anything to the contrary contained in the 2024 EIP or the 2021 EIP, the combination of an executive's 2024 Current Award and his or her 2021 Deferred Award (inclusive of interest at 6 percent compounded annually over the period from January 1, 2022 through December 31, 2024) cannot exceed 100 percent of the executive's annual base salary for 2024. This limitation will not have any impact on our executives' 2024 incentive opportunities as the maximum possible payout for each executive is less than his or her 2024 base salary.

Compensation Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 89-102 of this report. Based on our review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

The Compensation and Human Resources Committee

James D. Goudge, Chairman
Michael C. Hutsell, Vice Chairman
Karuna Annavajjala
Rufus Cormier, Jr.
A. Fred Miller, Jr.
Sally I. Nelson
Christopher G. Palmer
Felipe A. Rael

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation for 2023, 2022 and 2021 of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2023. Collectively, the five individuals presented in the table are referred to as our "named executive officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Sanjay Bhasin	2023	1,026,104	—	—	—	999,764	199,000	61,331	2,286,199
President/CEO	2022	979,107	—	—	—	753,063	—	58,746	1,790,916
	2021	950,589	—	—	—	880,244	51,000	57,035	1,938,868

Tom Lewis	2023	455,075	—	—	—	319,396	283,000	27,186	1,084,657
EVP/Chief Financial	2022	431,351	—	—	—	228,074	—	25,881	685,306
Officer	2021	418,788	—	—	—	265,360	74,000	25,127	783,275

Kalyan Madhavan	2023	589,784	—	—	—	472,901	211,000	39,027	1,312,712
EVP/Chief Business	2022	559,037	—	—	—	329,294	—	33,537	921,868
Officer	2021	542,754	—	—	—	382,866	67,000	32,071	1,024,691

Jibo Pan	2023	465,016	—	—	—	372,860	183,000	32,779	1,053,655
EVP/Head of Capital	2022	440,774	—	—	—	259,633	—	29,096	729,503
Markets	2021	427,936	—	—	—	300,445	29,000	25,632	783,013

Brehan Chapman	2023	402,193	—	—	—	282,280	149,000	28,791	862,264
EVP/Chief ESG and	2022	381,226	—	—	—	207,262	—	18,537	607,025
Administrative Officer	2021	370,122	—	—	—	241,456	16,000	10,572	638,150
___________________________________
(1)Amounts for 2023 represent 2023 EIP Current Awards earned for services rendered in 2023 and 2020 EIP Deferred Awards earned for services rendered during 2020, 2021, 2022 and 2023. Amounts for 2022 represent 2022 EIP Current Awards earned for services rendered in 2022 and 2019 EIP Deferred Awards earned for services rendered during 2019, 2020, 2021 and 2022. Amounts for 2021 represent 2021 EIP Current Awards earned for services rendered in 2021 and 2018 EIP Deferred Awards earned for services rendered during 2018, 2019, 2020 and 2021. The amounts shown for 2023 were paid to the named executive officers on February 15, 2024. The amounts shown for 2022 and 2021 were paid to the executive officers in February 2023 and February 2022, respectively. The components of this column for 2023 are provided in the table below entitled "Components of Non-Equity Incentive Plan Compensation for 2023."
(2)Amounts reported in this column for 2023, 2022 and 2021 are attributable solely to the change in the actuarial present value of the named executive officers’ accumulated benefit under the Pentegra Defined Benefit Plan for Financial Institutions during those years, calculated for each such period in accordance with the assumptions and limitations set forth in the narrative following the pension benefits table on pages 107-109. None of our named executive officers received preferential or above-market earnings on nonqualified deferred compensation during 2023, 2022 or 2021. In 2022, the actuarial present value of the accumulated pension benefits for Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan decreased by $396,000, $330,000, $360,000, $268,000 and $405,000, respectively.
(3)The components of this column for 2023 are provided in the table below entitled "Components of All Other Compensation for 2023."

Components of Non-Equity Incentive Plan Compensation for 2023

Name	2023 EIP Current Award ($)	2020 EIP Deferred Award ($)	Total Non-Equity Incentive Plan Compensation ($)
Sanjay Bhasin	488,718	511,046	999,764
Tom Lewis	162,020	157,376	319,396
Kalyan Madhavan	239,469	233,432	472,901
Jibo Pan	188,810	184,050	372,860
Brehan Chapman	143,192	139,088	282,280
Components of All Other Compensation for 2023

Name	Bank Contributions to Vested Defined Contribution Plans
	401(k)/Thrift Plan ($)	Nonqualified Deferred Compensation Plan (NQDC Plan) ($)	Perquisites ($)	Tax Gross ups ($)	Other ($)	Total All Other Compensation ($)

Sanjay Bhasin	19,800	41,531	—	—	—	61,331
Tom Lewis	19,800	7,386	—	—	—	27,186
Kalyan Madhavan	18,594	15,433	—	—	5,000	39,027
Jibo Pan	19,800	7,979	—	—	5,000	32,779
Brehan Chapman	19,164	4,227	—	—	5,400	28,791

GRANTS OF PLAN-BASED AWARDS
As discussed in the Compensation Discussion and Analysis, the 2023 EIP provided for an Annual Award, which was comprised of a Current Award and a Deferred Award. For the incentives that could be earned in 2023, our executive officers derived 50 percent of their incentive opportunity from the 2023 EIP (via the 2023 Current Award) and 50 percent of their incentive opportunity from the 2020 EIP (via the 2020 Deferred Award).
For Mr. Bhasin, the potential Annual Award under the 2023 EIP (before interest on the deferred portion, as described below), could have been 46.5 percent of salary (if the threshold objective was achieved for each of our 2023 Performance Goals that had a threshold objective), 69.75 percent of salary (if the target objective was achieved for each of our 2023 Performance Goals that had a target objective) or 100 percent of salary (if the stretch objective was achieved for each of our 2023 Performance Goals). For Messrs. Madhavan and Pan, the potential Annual Award under the 2023 EIP (before interest on the deferred portion), could have been 37.2 percent of salary (if the threshold objective was achieved for each of our 2023 Performance Goals that had a threshold objective), 60.45 percent of salary (if the target objective was achieved for each of our 2023 Performance Goals that had a target objective) or 85 percent of salary (if the stretch objective was achieved for each of our 2023 Performance Goals). For Mr. Lewis and Ms. Chapman, the potential Annual Award under the 2023 EIP (before interest on the deferred portion), could have been 32.55 percent of salary (if the threshold objective was achieved for each of our 2023 Performance Goals that had a threshold objective), 51.15 percent of salary (if the target objective was achieved for each of our 2023 Performance Goals that had a target objective) or 75 percent of salary (if the stretch objective was achieved for each of our 2023 Performance Goals).
The Current Award, representing 50 percent of the Annual Award, became earned and vested on December 31, 2023. The Deferred Award, representing the other 50 percent of the Annual Award, will become earned and vested on December 31, 2026 if: (i) the safety and soundness goals set forth in the next paragraph are satisfied during the three-year deferral performance period which runs from January 1, 2024 through December 31, 2026 (the "2023 Deferral Performance Period"); (ii) the executive receives a performance rating for 2026 of at least "Solid Performance"; and (iii) the executive is actively employed on December 31, 2026. An executive’s Deferred Award under the 2023 EIP is payable no later than March 15, 2027 with interest at 6 percent compounded annually over the three-year deferral performance period.
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
The following table sets forth an estimate of the possible Current Awards and Deferred Awards (before interest) that could have been earned by our named executive officers under the 2023 EIP. The achievement levels described above were used to compute the estimated awards shown in the table. Given the number of variables involved in the calculation of the Annual Awards, the ultimate awards (other than the maximum awards) could have varied significantly. For instance, the Annual Awards could have been less than 46.5 percent of salary for Mr. Bhasin, 37.2 percent of salary for Mr. Madhavan and Mr. Pan and 32.55 percent of salary for Ms. Chapman and Mr. Lewis if we failed to achieve the threshold objective for one or more of our 2023 Performance Goals that had a threshold objective but achieved the threshold objective for each of our other 2023 Performance Goals that had a threshold objective. In addition, because achievement levels between threshold and target and between target and stretch for each 2023 Performance Goal that had those achievement levels are interpolated, the ultimate 2023 EIP awards earned by the named executive officers could have varied significantly between the threshold and maximum amounts presented in the table. The 2023 EIP Current Awards that were actually earned by our named executive officers are presented in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above and are described more fully in the Compensation Discussion and Analysis on pages 89 through 102.

	Estimated Possible Awards for 2023 EIP
	2023 Current Award			2023 Deferred Award			Total 2023 Annual Award
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	238,569	357,854	513,052	238,569	357,854	513,052	477,138	715,708	1,026,104
Tom Lewis	74,063	116,385	170,653	74,064	116,386	170,653	148,127	232,771	341,306
Kalyan Madhavan	109,700	178,262	250,658	109,700	178,262	250,658	219,400	356,524	501,316
Jibo Pan	86,493	140,551	197,632	86,493	140,551	197,632	172,986	281,102	395,264
Brehan Chapman	65,457	102,861	150,822	65,457	102,861	150,823	130,914	205,722	301,645
The following table shows the anticipated growth in the threshold, target and maximum Deferred Awards (from the table above) during the period from January 1, 2024 through December 31, 2026 and the total Deferred Awards (inclusive of interest) that would have been payable in early 2027 at each of these achievement levels.

	Estimated Possible Payouts in Early 2027 Under Non-Equity Incentive Plan Awards for 2023 EIP
	2023 Deferred Award			Interest on Deferred Award (1)			Total Deferred Award Including Interest
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Sanjay Bhasin	238,569	357,854	513,052	45,570	68,356	98,001	284,139	426,210	611,053
Tom Lewis	74,064	116,386	170,653	14,147	22,232	32,597	88,211	138,618	203,250
Kalyan Madhavan	109,700	178,262	250,658	20,954	34,051	47,880	130,654	212,313	298,538
Jibo Pan	86,493	140,551	197,632	16,522	26,847	37,751	103,015	167,398	235,383
Brehan Chapman	65,457	102,861	150,823	12,503	19,648	28,810	77,960	122,509	179,633
(1) Amounts represent interest on the Deferred Awards at 6 percent, compounded annually.
The following table shows the actual deferred awards under the 2023 EIP, the anticipated growth in those awards during the period from January 1, 2024 through December 31, 2026, and the total Deferred Awards (inclusive of interest) that will be payable in early 2027 provided all of the conditions for payment are met.

Name	Actual 2023 EIP Deferred Award ($)	Interest on Deferred Award ($)	Total Deferred Award Including Interest ($)
Sanjay Bhasin	488,719	93,353	582,072
Tom Lewis	162,019	30,948	192,967
Kalyan Madhavan	239,469	45,742	285,211
Jibo Pan	188,809	36,066	224,875
Brehan Chapman	143,192	27,352	170,544

If an executive officer's employment is terminated for any reason other than death, disability, retirement, a reduction in force or by the officer for good reason (as defined in the 2023 EIP), his or her unvested 2023 EIP awards will be forfeited.
If an executive officer’s employment had been terminated in 2023 due to death or disability, then his or her Current Award would have been treated as earned and vested based on the portion of 2023 during which the executive was employed based on the assumption that we would have achieved the 2023 Performance Goals at the target achievement level. If an executive's employment is terminated during the 2023 Deferral Performance Period due to his or her death or disability, then his or her Deferred Award will be treated as fully earned and vested based on the assumption that we would achieve the safety and soundness goals applicable to that award. Payment of awards in connection with a death or disability would be made in a single lump sum within 75 days of the executive’s termination date. For the Deferred Award, the payment would include interest through the executive's termination date.
If an executive’s employment had been terminated in 2023 due to a retirement, then his or her Current Award would have been treated as earned and vested based on the portion of 2023 during which the executive was employed and the extent to which the 2023 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the 2023 Deferral Performance Period due to a retirement, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period. For purposes of the 2023 EIP, retirement is defined as an executive's planned and voluntary termination of employment on or after he or she has attained age 55 with at least 10 years of service to the Bank. Payment of awards in connection with a retirement would be made according to the normal scheduled dates.
If an executive’s employment had been terminated in 2023 due to a reduction in force or by the executive for good reason, then his or her Current Award would have been treated as earned and vested based on the portion of 2023 during which the executive was employed and the extent to which the 2023 Performance Goals were ultimately satisfied. If an executive’s employment is terminated during the 2023 Deferral Performance Period due to a reduction in force or by the executive for good reason, then his or her Deferred Award will be treated as fully earned and vested upon completion of the three-year performance period. Payment of awards in connection with a reduction in force or termination by the executive for good reason would be made according to the normal scheduled dates and would be contingent upon the executive executing the severance agreement offered by us.
If, in 2023, we had been involved in a merger, consolidation, reorganization or sale of all or substantially all of our assets, or we had been liquidated or dissolved (collectively, a "Reorganization"), subject to certain exceptions for which the Director of the Finance Agency had determined should not be a basis for accelerated vesting, then the Current Award would have been treated as earned and vested on a pro rata basis through the date of the Reorganization based on the assumption that we would have achieved the 2023 Performance Goals at the target achievement level. If we are involved in a Reorganization during the 2023 Deferral Performance Period, then the Deferred Award will be treated as fully earned and vested effective as of the Reorganization date based on the assumption that we would have achieved the safety and soundness goals applicable to that award. Payment of awards in connection with a Reorganization would be made in a single lump sum on the date on which the Reorganization occurs. If we are involved in a Reorganization during the 2023 Deferral Performance Period, the payment of the Deferred Award would also include interest through the Reorganization date.
The Board of Directors may adjust the 2023 Performance Goals to ensure the purposes of the 2023 EIP are served. In addition, the Board of Directors, in its discretion, may consider extraordinary occurrences when assessing performance results and determining award payments. Extraordinary occurrences mean those events that, in the opinion and at the discretion of the Board of Directors, are outside the significant influence of the executive or us and are likely to have a significant unanticipated effect, whether positive or negative, on our operating and/or financial results. Any changes, adjustments or modifications to the 2023 EIP that would affect the 2023 Performance Goals or increase the payment to an executive above the amount that would otherwise be awarded based upon the 2023 Performance Goals would require the Finance Agency's prior review and non-objection.
Any awards not yet paid may be reduced or eliminated if any actual losses or other measures or aspects of performance are realized which would have caused a reduction in the amount of the awards. Further, if during the most recent examination of us by the Finance Agency, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the Bank within the executive’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in our favor, then all of an executive’s vested and unvested awards under the 2023 EIP will be forfeited. Any future payments for a vested award will cease and we will have no further obligation to make such payments.
By resolution, the Board of Directors may reduce or eliminate an award that is otherwise earned under the 2023 EIP but not yet paid if the Board of Directors finds that a serious, material safety and soundness problem or a serious, material risk management deficiency exists at the Bank, or if: (i) operational errors or omissions result in material revisions to our financial results, the information submitted to the Finance Agency, or the data used to determine incentive payouts; (ii) the submission of material information to the SEC, the FHLBanks Office of Finance, and/or the Finance Agency is significantly past due; or (iii)

we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring and other supervisory findings.
The Board of Directors may amend the 2023 EIP at any time in its sole discretion. However, the Board of Directors may not amend the 2023 EIP to reduce an executive’s awards as determined on the day immediately preceding the effective date of the amendment or to otherwise retroactively impair or adversely affect the rights of an executive.
In addition, the Board of Directors may terminate the 2023 EIP at any time in its sole discretion. Absent an amendment to the contrary, incentives that were earned and vested prior to the termination will be paid at the times and in the manner provided for by the 2023 EIP at the time of the termination.

PENSION BENEFITS
All of our regular full-time employees hired prior to January 1, 2007 participate in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified multiemployer defined benefit pension plan. The Pentegra DB Plan also covers any of our regular full-time employees who were hired on or after January 1, 2007, provided that the employee had prior service with a financial services institution that participated in the Pentegra DB Plan, during which service the employee was covered by such plan, and also provided that, prior to January 1, 2008 or on and after April 1, 2023, the employee's break in service from his or her participation in the Pentegra DB Plan was not more than 12 months. Effective July 1, 2015, coverage was extended to include all of our non-highly compensated employees (as defined by Internal Revenue Service rules) who were hired on and after January 1, 2007 but before August 1, 2010. Concurrently, we amended our participation in the Pentegra DB Plan such that some of the benefits offered by the plan were reduced prospectively (that is, on and after July 1, 2015) for employees who were hired prior to July 1, 2003. Mr. Lewis is the only named executive officer who was hired prior to July 1, 2003. Messrs. Bhasin, Madhavan and Pan, each of whom was hired after January 1, 2007, participate in the Pentegra DB Plan because each of them had prior service with the Federal Home Loan Bank of Chicago during which service each of them was covered by the plan. Ms. Chapman was hired in 2004. We do not offer any other defined benefit plans (including supplemental executive retirement plans) that provide for specified retirement benefits. The following table shows the present value of the current accrued pension benefit and the number of years of credited service for each of our named executive officers as of December 31, 2023. The number of years of credited service and the pension benefits shown for Messrs. Bhasin, Madhavan and Pan are inclusive of their prior service with the Federal Home Loan Bank of Chicago.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sanjay Bhasin	Pentegra DB Plan	19.1	1,179,000	—
Tom Lewis	Pentegra DB Plan	20.9	1,928,000	—
Kalyan Madhavan	Pentegra DB Plan	18.2	1,257,000	—
Jibo Pan	Pentegra DB Plan	20.8	1,077,000	—
Brehan Chapman	Pentegra DB Plan	19.0	818,000	—
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
Valuation Assumptions
The accumulated pension benefits reflected in the table above were calculated using the following assumptions:
•Retirement at the earliest age at which retirement benefits may be received without any reduction in benefits (that is, benefits that have been accumulated through December 31, 2023 commence at age 62 and are discounted to December 31, 2023);
•Present values are calculated by weighting the present value of a benefit provided in the form of an annuity by 50 percent and the value of a benefit provided as a lump sum by 50 percent. The annuity benefit is calculated using a discount rate of 4.83 percent. The lump sum benefit is calculated using a discount rate of either 4.83 percent or, for those participants impacted by the Internal Revenue Code Section 415 limits, 5.50 percent (which is the discount rate used to calculate the maximum lump sum payable under Internal Revenue Code Section 415);

•The annuity benefit is valued using the Pri-2012 white collar worker annuitant table with mortality improvement scale MP-2021 and the lump sum benefit is valued using the applicable Internal Revenue Service mortality table for 2023; and
•No pre-retirement decrements (i.e., no pre-retirement termination from any cause including but not limited to voluntary resignation, death or early retirement).
Tax Code Limitations
As a tax-qualified defined benefit plan, the Pentegra DB Plan is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. Specifically, Section 415(b)(1)(A) of the Internal Revenue Code places a limit on the amount of the annual pension benefit that can be paid from a tax-qualified plan (for 2023, this amount was $265,000 at age 65). The annual pension benefit limit is less than $265,000 in the event that an employee retires before reaching age 65 (the extent to which the limit is reduced is dependent upon the age at which the employee retires, among other factors). In addition, Section 401(a)(17) of the Internal Revenue Code limits the amount of annual earnings that can be used to calculate a pension benefit (for 2023, this amount was $330,000).
From time to time, the Internal Revenue Service may increase the maximum compensation limit and/or the maximum allowable annual benefit for qualified plans. Future increases, if any, would be expected to increase the value of the accumulated pension benefits accruing to our named executive officers. For 2024, the Internal Revenue Service increased the maximum compensation limit to $345,000 per year. In addition, the Internal Revenue Service increased the maximum allowable annual benefit to $275,000 for 2024.

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

•2 percent x years of service credited on or after July 1, 2003 x high 36-month average compensation for the entire period of participation in the Pentegra DB Plan

The high 36-month average compensation is the average of a participant’s highest 36 consecutive months of compensation. Compensation covered by the Pentegra DB Plan includes taxable compensation as reported on the executive officer’s W-2 (reduced by any receipts of compensation deferred from a prior year) plus any pre-tax contributions to our Section 401(k) plan and/or Section 125 cafeteria plan, subject to the Internal Revenue Code limitation which, for 2023, 2022 and 2021, was $330,000, $305,000 and $290,000, respectively. In each of those years, the compensation of all of our named executive officers exceeded the applicable Internal Revenue Code limit; accordingly, the high 36-month average compensation for each of our named executive officers was limited to $308,333 as of December 31, 2023. Based on the Internal Revenue Code limitations in effect prior to July 1, 2015, the high 36-month average compensation for purposes of the first part of the benefit formula is limited to $255,000 for Mr. Lewis. The first part of the benefit formula does not apply to Ms. Chapman or Messrs. Bhasin, Madhavan and Pan as they were not employed by us prior to July 1, 2003.
The plan limits the maximum years of benefit service for all participants to 30 years. As of December 31, 2023, Mr. Bhasin, Mr. Lewis, Mr. Madhavan, Mr. Pan and Ms. Chapman had accumulated 9.6, 20.5, 9.3, 9.3 and 19.0 years of credited service, respectively, at the 2 percent service accrual rate. For Mr. Lewis, the remainder of his service (0.4 years) has been credited at the 3 percent service accrual rate. While employed by the Federal Home Loan Bank of Chicago, Messrs. Bhasin, Madhavan and Pan accrued benefits at a service accrual rate of 2.25 percent. As a matter of policy, we do not grant extra years of credited service to participants in the Pentegra DB Plan.
Vesting
As of December 31, 2023, all of our named executive officers were fully vested in their accrued pension benefits.

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
Because Mr. Lewis was hired prior to July 1, 2003, he is eligible to receive his pre-July 1, 2015 benefits without reduction at age 60 and his post-June 30, 2015 benefits without reduction at age 62. Given their hire dates, Ms. Chapman and Messrs. Bhasin, Madhavan and Pan are eligible to receive an unreduced benefit at age 62. As of December 31, 2023, Mr. Lewis was eligible for early retirement with reduced benefits. Given his age at December 31, 2023, Mr. Lewis is eligible to receive his pre-July 1, 2015 benefits without reduction. Because he had met the Rule of 70 as of December 31, 2023, the early retirement reduction factor applicable to Mr. Lewis as of that date would have been approximately 1.8 percent as it relates to the benefits he had earned on and after July 1, 2015. As of December 31, 2023, Mr. Madhavan was also eligible for early retirement with reduced benefits. Because he had met the Rule of 70 as of December 31, 2023, the early retirement reduction factor applicable to Mr. Madhavan as of that date would have been approximately 6.6 percent. Given their ages and hire dates, Ms. Chapman and Messrs. Bhasin and Pan were not eligible for early retirement as of December 31, 2023. Mr. Bhasin became eligible for early retirement in early 2024. The early retirement reduction factor applicable to Mr. Bhasin at the date he became eligible for early retirement would have been 10.5 percent.
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

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth information for 2023 regarding our nonqualified deferred compensation plan (“NQDC Plan”) and our Special Nonqualified Deferred Compensation Plan. The term "NQDC Plan" refers to our 2017 Deferred Compensation Plan, our Consolidated Deferred Compensation Plan and any predecessor plans. The 2017 Deferred Compensation Plan governs compensation earned in 2017 and later years to the extent it is deferred. The Special Nonqualified Deferred Compensation Plan serves primarily as a supplemental executive retirement plan (“SERP”). Prior to 2024, Mr. Lewis was the only currently serving executive officer that had been designated as a participant in the SERP and no SERP contributions had been made on his behalf since 2014. As discussed more fully in the Compensation Discussion and Analysis on pages 89-102, the SERP was recently amended and restated principally to provide supplemental retirement benefits to all of our current executive officers including, but not limited to, Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan. To accomplish this objective, a new Group 5 was added to the SERP and all of our current executive officers were designated as participants in this group. In February 2024, our Board of Directors approved the initial contributions on behalf of the Group 5 participants. The NQDC Plan and the SERP are defined contribution plans. The assets associated with these plans are held in a grantor trust that is administered by a third party. All assets held in the trust may be subject to forfeiture in the event of our receivership or conservatorship. As explained in the narrative following the table, our SERP is divided into three groups (Group 1, Group 2 and Group 5) based upon differences in participation and vesting characteristics. Groups 3 and 4 are no longer active.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings (Losses) in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Sanjay Bhasin
NQDC Plan	192,587	41,531	284,946	30,198	2,024,478

Tom Lewis
NQDC Plan	35,000	7,386	6,554	20,281	386,527
SERP — Group 1	—	—	58,476	—	477,062
SERP — Group 2	—	—	2,310	—	17,643
	35,000	7,386	67,340	20,281	881,232

Kalyan Madhavan
NQDC Plan	173,976	15,433	366,946	518,810	1,995,633

Jibo Pan
NQDC Plan	69,450	7,979	28,019	—	221,750

Brehan Chapman
NQDC Plan	10,000	4,227	5,912	—	53,820
_______________________________________
(1)All amounts in this column are included in the “Salary” column for 2023 in the Summary Compensation Table.
(2)All amounts in this column are included in the “All Other Compensation” column for 2023 in the Summary Compensation Table.
(3)The earnings presented in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column for 2023 in the Summary Compensation Table as such earnings are not at above-market or preferential rates.
(4)The balances presented in this column are comprised of the amounts shown in the table below entitled “Components of Nonqualified Deferred Compensation Accounts at Last Fiscal Year End.”
Components of Nonqualified Deferred Compensation Accounts
at Last Fiscal Year End
The following table sets forth the amounts included in the aggregate balance of each named executive officer’s nonqualified deferred compensation accounts as of December 31, 2023 that are attributable to: (1) executive and Bank contributions that are reported in the Summary Compensation Table on page 103; (2) executive and Bank contributions that either were reported in the summary compensation tables for 2006 through 2020 (or that would have been reported if the executive had been a named executive officer during those years) or that would have been reportable in years prior to 2006 if we had been a registrant in those years and a summary compensation table (in the tabular format presented on page 103) had been required; and (3) earnings (losses) accumulated through December 31, 2023 (2023 and prior years) that either have not been reported, or would not have been reportable, in a summary compensation table because such earnings were not at above-market or preferential rates. Because all of our named executive officers have received distributions from our NQDC Plan in the past, the amounts presented for these officers exclude any prior contributions and the accumulated earnings or losses on those contributions that have previously been distributed, as such assets are no longer held in their NQDC Plan accounts. Ms. Chapman's aggregate balance includes contributions made by her and the Bank and earnings (losses) on those contributions in years prior to 2020 when she was not a named executive officer.

	Amounts Reported in Summary Compensation Table			Reported/Reportable Compensation Related to Years Prior to 2021 ($)	Cumulative Earnings (Losses) Excluded from Reportable Compensation ($)
Name	2023 ($)	2022 ($)	2021 ($)			Total ($)
Sanjay Bhasin	143,750	248,307	222,718	834,447	575,256	2,024,478
Tom Lewis	42,386	7,581	7,727	533,835	289,703	881,232
Kalyan Madhavan	74,156	242,303	210,431	871,316	597,427	1,995,633
Jibo Pan	77,429	74,262	8,276	28,770	33,013	221,750
Brehan Chapman	14,227	—	—	31,880	7,713	53,820
NQDC Plan
Under the 2017 Deferred Compensation Plan, our named executive officers and other highly compensated employees can elect to defer receipt of all or part of their base salary and all or part of their non-equity incentive plan compensation. Deferral elections are made in December of each year for amounts to be earned in the following year and are irrevocable.
Based upon the length of service of our named executive officers (including, in the case of Messrs. Bhasin, Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago during which service each of them was a participant in the Pentegra Defined Contribution Plan for Financial Institutions), we match 200 percent of the first 3 percent of their contributed base salary reduced by 6 percent of their eligible compensation under the FHLBank of Dallas 401(k) Retirement Plan (for 2023, the maximum compensation limit for this plan was $330,000). We do not provide any matching on employees' incentive compensation awards that are contributed to the NQDC Plan. Base salary and incentive compensation deferred under our NQDC Plan are not included in eligible compensation for purposes of our defined benefit pension plan (the Pentegra DB Plan). All of our participating employees, including our named executive officers, are fully vested in their NQDC Plan account balance at all times, including our matching contributions.
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

SERP
Our SERP is currently divided into three groups (Group 1, Group 2 and Group 5) based upon differences in participation and vesting characteristics. The SERP was originally established primarily to provide supplemental retirement benefits to those employees who were serving as our executive officers in October 2004, each of whom was designated as a Group 1 participant. Mr. Lewis is the only remaining executive from that group. As noted above, the SERP was recently amended and restated principally to provide supplemental retirement benefits to those employees who currently serve as our executive officers including, but not limited to, Ms. Chapman and Messrs. Bhasin, Lewis, Madhavan and Pan. To accomplish this objective, a new Group 5 was added to the SERP and all of our current executive officers were designated as participants in this group. Group 2, as explained below, was established to provide a one-time benefit to a specified group of our employees. Mr. Lewis is the only named executive officer who participates in Group 2. Groups 3 and 4 were established for the benefit of a former executive and are no longer active.
Group 1
Mr. Lewis' benefit in Group 1 consists of contributions made by us on his behalf, plus or minus an allocation of the investment gains or losses on the assets used to fund the plan. Contributions to the Group 1 SERP are determined solely at the discretion of our Board of Directors and we have no obligation or current intention to make any future contributions to the Group 1 SERP. Mr. Lewis is not permitted to make contributions to the Group 1 SERP. The ultimate benefit to Mr. Lewis is based solely on the past contributions that were made by us on his behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to Mr. Lewis. In addition, we have the right at any time to amend or terminate the Group 1 SERP, or to remove Mr. Lewis at our discretion, except that no amendment, modification or termination may reduce his then vested account balance. Group 1 benefits vest on the date on which the sum of a participant’s age and years of service with us is at least 70. Based upon his age and years of service with us, Mr. Lewis was fully vested in his Group 1 benefits as of December 31, 2023. If Mr. Lewis retires or is terminated prior to reaching age 62, his Group 1 account balance will be paid at the time he reaches age 62 in a lump sum distribution based on his preexisting election. If Mr. Lewis retires or is terminated after reaching age 62, or upon a separation of service at any age due to a disability, his Group 1 account balance will be paid at that time in a lump sum distribution based on his preexisting election. In addition to a lump sum payment, the SERP provides an option to receive annual installment payments over periods ranging from 2 to 20 years. Mr. Lewis can change his existing distribution election but only if the change is made at least one year prior to the date the lump sum payment would otherwise be made and the first installment payment pursuant to the change occurs at least five years after the date the lump sum payment would otherwise be made. If Mr. Lewis dies before reaching age 62, his Group 1 account balance will be paid to his beneficiary in a lump sum distribution within 90 days of his death. Group 1 assets are currently invested in a portfolio of mutual funds that are actively managed by the administrator of our grantor trust. Decisions regarding the investment of the Group 1 assets are the sole responsibility of our Investment and Administrative Committee. In 2024, we intend to transfer responsibility for investment decisions to Mr. Lewis. Following this change, Mr. Lewis will direct the investment of his Group 1 account balance among the same mutual funds that are available to participants in our NQDC Plan.

Group 2
Eligibility for the Group 2 SERP was limited to all of our employees who were employed as of June 30, 2003 but who were not eligible to receive a special one-time supplemental contribution to our qualified plan at that time (the Pentegra Defined Contribution Plan for Financial Institutions) because of limitations imposed by that plan (only employees eligible to receive a matching contribution as of December 31, 2002 were eligible to receive the one-time supplemental contribution to our qualified plan). At the time the SERP was established, 22 ineligible employees, including Mr. Lewis, were enrolled in Group 2. The supplemental contribution, equal to 3 percent of each ineligible employee’s base salary as of June 30, 2003, was made to the Group 2 SERP to partially offset a reduction in the employee service accrual rate applicable to our defined benefit pension plan (the Pentegra DB Plan) from 3 percent to 2 percent effective July 1, 2003. Our employees are not permitted to make contributions to the Group 2 SERP, nor do we intend to make any future contributions to the Group 2 SERP. Mr. Lewis is fully vested in the one-time contribution and the accumulated earnings on that contribution. The ultimate benefit to be derived by Mr. Lewis from Group 2 is dependent upon the earnings or losses generated on the one-time contribution. We have not guaranteed a specific benefit amount or investment return to him or any of the other employees participating in Group 2. Based on his preexisting election, Mr. Lewis' benefit under Group 2 is payable as a lump sum distribution upon termination of his employment for any reason. Mr. Lewis can change this distribution election in the same way he can change his Group 1 distribution election. Group 2 assets are currently invested in one of the asset allocation funds managed by the administrator of our grantor trust. Similar to Group 1, decisions regarding the investment of the Group 2 assets are the sole responsibility of our Investment and Administrative Committee. In 2024, we intend to transfer responsibility for investment decisions to each of the Group 2 participants, including Mr. Lewis. Following this change, participants will direct the investment of their Group 2 account balances among the same mutual funds that are available to participants in our NQDC Plan.
Group 5
All of our current executive officers are participants in the Group 5 SERP. Each participant’s benefit in Group 5 consists of the contributions that are made by us on the participant’s behalf, plus or minus the investment gains or losses on the assets used to fund the plan. Group 5 benefits vest upon the earlier to occur of (i) the date on which the participant attains age 65 or (ii) the date on which the sum of the participant’s age and years of credited service with us is at least 70. If, prior to becoming vested, the executive officer terminates employment for any reason other than death or disability, or he or she is removed from Group 5, all benefits under the plan are forfeited. The provisions of the plan provide for accelerated vesting in the event of a participant’s separation from service due to death or disability. In addition, a Group 5 participant would vest in the balance of his or her account if the participant’s employment was involuntarily terminated by us without cause within 12 months following a reorganization (as defined in the SERP), provided that such involuntary termination of employment constituted a separation from service under the provisions of the plan.
Contributions to the Group 5 SERP are determined solely at the discretion of our Board of Directors and we have no obligation to make contributions to the Group 5 SERP. In each calendar year, our Board of Directors, in its sole and absolute discretion, may elect to make a contribution to the accounts of any or all of the Group 5 participants based on an allocation percentage that is within a specified allocation range, which, for Mr. Bhasin, is 10 percent to 20 percent and, for all other executive officers, is 5 percent to 20 percent (the “Annual Allocation Percentage”). The target Annual Allocation Percentages for Mr. Bhasin and all other executive officers are 15 percent and 10 percent, respectively. If made, the annual contribution will be an amount equal to the Annual Allocation Percentage multiplied by the sum of the executive officer’s (i) base salary for the most recently completed calendar year plus (ii) the non-equity incentive compensation payment that is attributable to the most recently completed calendar year (i.e., the total of the Current Award for that year plus any Deferred Award that vested as of the end of that year). Participants are not permitted to make contributions to the Group 5 SERP. In February 2024, our Board of Directors approved a Group 5 SERP contribution on behalf of each of our executive officers equal to their target Annual Allocation Percentage.
The ultimate benefit to a participant is based solely on the contributions that we make on his or her behalf and the earnings or losses on those contributions. We do not guarantee a specific benefit amount or investment return to any participant. In addition, we have the right at any time to amend or terminate the Group 5 SERP, or to remove a participant from the group at our discretion, except that no amendment, modification, or termination may reduce the then vested account balance of any participant. If a vested executive retires or is terminated, that executive’s Group 5 account balance will be paid in either a lump sum distribution within 30 days following the last day of the month in which the participant’s separation occurred or annual installment payments over periods ranging from 2 to 10 years based on that participant’s preexisting election. Upon a separation of service due to a disability, the participant’s Group 5 account balance will be paid at that time in either a lump sum distribution within 30 days following the last day of the month in which the participant’s separation occurred or annual installment payments over periods ranging from 2 to 10 years based on the participant’s preexisting election. If a participant were to die, his or her Group 5 SERP account would be paid to the participant’s beneficiary in a lump sum distribution within 90 days of the participant’s death. Each participant will direct the investment of his or her Group 5 account balance among the same mutual funds that are available to participants in our NQDC Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We currently have employment agreements with Mr. Bhasin and Ms. Chapman. As further discussed below, the employment agreements with each of these executive officers provide for certain termination benefits in specified circumstances. As of December 31, 2023 (and as of the date of this report), no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, we have a Reduction in Workforce Policy ("RIF Policy") that applied to all of our employees at that date other than four executive officers with whom we have entered into employment agreements, including Mr. Bhasin and Ms. Chapman. With certain exceptions, our RIF Policy provides severance pay and the continuation of certain employee benefits for any employee in a job position that is eliminated due to economic conditions, functional reorganization, budgetary constraints or other business conditions. A reduction in force can also occur when a position changes so significantly that the related job responsibilities are no longer needed or applicable (collectively, a "RIF Policy Triggering Event"). Accordingly, at December 31, 2023, Messrs. Lewis, Madhavan and Pan would have been entitled to termination benefits under our RIF Policy if (and only if) a RIF Policy Triggering Event had occurred on that date. The potential payments upon termination under the employment agreements (applicable to Mr. Bhasin and Ms. Chapman) and our RIF Policy (as applied to Messrs. Lewis, Madhavan and Pan) are discussed in the following sections.
Employment Agreements with Mr. Bhasin and Ms. Chapman
Effective January 1, 2014 and March 24, 2015, we entered into employment agreements with Ms. Chapman and Mr. Bhasin, respectively. Each of these employment agreements provides that we will employ the executive officer for one year (such period, as it may be extended, the "Employment Period"), unless terminated earlier for any of the following reasons: (1) death; (2) disability; (3) termination by us for cause (as discussed below); (4) termination by us for other than cause (i.e., for any other reason or for no reason); or (5) termination by the executive officer with good reason (as discussed below). On each yearly anniversary, the employment agreements automatically renew for an additional one-year term unless either we or the executive officer gives a notice of non-renewal. Not less than 30 days prior to the anniversary date, either we or the executive officer may give a notice of non-renewal, in which case the executive's employment with us would terminate at the end of the Employment Period. We may, in our sole discretion, pay the executive in lieu of such 30-day notice an amount equal to the base salary that would otherwise be payable to the executive for such 30-day period, in which case the termination of the executive would become effective immediately upon the date of such payment. Because neither we nor the executives gave a notice of non-renewal, the employment agreement with Ms. Chapman was recently extended through December 31, 2024 and the employment agreement with Mr. Bhasin will soon be extended through March 23, 2025.
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
The following table sets forth the amounts that would have been payable to Mr. Bhasin and Ms. Chapman as of December 31, 2023 if a Triggering Event had occurred on that date. If the Triggering Event had been related to a reduction in force, then Mr. Bhasin and Ms. Chapman would also have been entitled, under the terms of the 2021 EIP and 2022 EIP, to receive (in early 2025 and early 2026, respectively), his or her 2021 EIP Deferred Award and 2022 EIP Deferred Award with interest at 6 percent compounded annually over the three-year deferral performance periods. A termination due to a reduction in force would entitle Mr. Bhasin and Ms. Chapman to receive their 2023 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2024 through December 31, 2026).

Name	Accrued/Unused Vacation as of 12/31/23 ($)	Undiscounted Value of Base Salary Continuation ($)	2023 Non-Equity Incentive Plan Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Total Termination Benefit if Triggering Event was not a RIF ($)	2021 EIP Deferred Award ($)	2022 EIP Deferred Award ($)	Total Estimated Termination Benefit if Triggering Event was a RIF ($)
Sanjay Bhasin	98,664	1,026,104	999,764	27,261	2,151,793	508,066	451,876	3,111,735
Brehan Chapman	38,672	402,193	282,280	15,897	739,042	136,215	122,592	997,849
If our employment of Mr. Bhasin had been terminated on December 31, 2023 due to his death or disability, he (or his beneficiary in the case of his death) would have been entitled to receive an amount totaling $2,065,413 comprised of the following: (i) his accrued/unused vacation ($98,664); (ii) his base salary for one month ($85,509); (iii) his 2023 non-equity incentive plan compensation comprised of the 2023 EIP Current Award and 2020 EIP Deferred Award ($999,764); (iv) his 2021 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2022 through December 31, 2023 ($479,308); and (v) his 2022 EIP Deferred Award with interest at 6 percent for the period from January 1, 2023 through December 31, 2023 ($402,168). A termination due to Mr. Bhasin's death or disability would entitle him (or his beneficiary in the case of his death) to receive his 2023 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
If our employment of Ms. Chapman had been terminated on December 31, 2023 due to her death or disability, she (or her beneficiary in the case of her death) would have been entitled to receive an amount totaling $592,080 comprised of the following: (i) her accrued/unused vacation ($38,672); (ii) her base salary for one month ($33,516); (iii) her 2023 non-equity incentive plan compensation comprised of the 2023 EIP Current Award and 2020 EIP Deferred Award ($282,280); (iv) her 2021 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2022 through December 31, 2023 ($128,505); and (v) her 2022 EIP Deferred Award with interest at 6 percent for the period from January 1, 2023 through December 31, 2023 ($109,107). A termination due to Ms. Chapman's death or disability would entitle her (or her beneficiary in the case of her death) to receive her 2023 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to the award.
Termination Benefits for Messrs. Lewis, Madhavan and Pan Under our RIF Policy
As of December 31, 2023, no employment agreement or contract of any kind existed between us and Messrs. Lewis, Madhavan or Pan. However, as discussed above, Messrs. Lewis, Madhavan and Pan would have been entitled to benefits under our RIF Policy as of December 31, 2023 if a RIF Policy Triggering Event had occurred on that date. The severance benefit provided under the RIF Policy is based upon an employee's status (nonexempt, exempt, officer or senior officer), length of service (including, in the case of Messrs. Madhavan and Pan, their service with the Federal Home Loan Bank of Chicago pursuant to our standard FHLBank System transfer procedures) and base salary at the time of termination, subject to certain minimum and maximum amounts. In no event may the severance benefit paid to any senior officer under the RIF Policy exceed an amount equal to one year's base salary plus the continuation of certain employee benefits for a one-year period. In addition, employees are entitled to receive a lump sum payment for any accrued and unused vacation.
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
As of December 31, 2023, Messrs. Lewis, Madhavan and Pan would have been entitled under our RIF Policy to severance pay and benefits continuation for one year. Further, under the terms of our 2021 and 2022 EIPs, the executives would have been entitled to receive their 2021 and 2022 EIP Deferred Awards upon completion of the applicable three-year deferral performance periods. The following table sets forth the amounts that would have been payable to these executive officers as of December 31, 2023 if a RIF Policy Triggering Event had occurred on that date. For the 2021 EIP Deferred Awards (payable in early 2025) and 2022 EIP Deferred Awards (payable in early 2026), the amounts presented in the table include interest at 6 percent compounded annually over the three-year deferral performance periods. None of these executives would have been entitled to receive their 2023 EIP Deferred Award because the termination event did not occur during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2024 through December 31, 2026).

Name	Accrued/Unused Vacation as of 12/31/23 ($)	Undiscounted Value of Base Salary Continuation ($)	2023 Non-Equity Incentive Compensation ($)	Undiscounted Value of Health Care Benefits Continuation ($)	Lump Sum Payment for Loss of Future Vacation Benefits ($)	Lump Sum Payment for Loss of Future Matching Contributions ($)	SERP ($) (1)	2021 EIP Deferred Award ($)	2022 EIP Deferred Award ($)	Total Termination Benefit ($)
Tom Lewis	43,757	455,075	319,396	27,261	43,757	19,800	494,705	154,126	138,712	1,696,589
Kalyan Madhavan	56,710	589,784	472,901	27,259	56,710	19,800	—	230,780	206,404	1,660,348
Jibo Pan	44,713	465,016	372,860	27,259	44,713	19,800	—	181,959	162,740	1,319,060
______________________________________________________________________________________
(1) Amounts reflect the vested balances in Mr. Lewis' Group 1 and Group 2 SERP accounts. Mr. Lewis' Group 1 SERP account ($477,062) would have been payable to him as a lump sum upon reaching age 62. His Group 2 SERP account ($17,643) would have been payable to him as a lump sum upon his termination.
Messrs. Lewis, Madhavan and Pan would have been required to execute non-disparagement/confidentiality agreements in order to receive the termination benefits provided by the RIF Policy (i.e., base salary and health care benefits continuation and lump sum payments for the loss of future vacation benefits and matching contributions). These executive officers would not have been required to execute any type of agreement in order to receive their accrued/unused vacation and SERP benefits, if applicable. In order to receive the termination benefits arising under the 2021 and 2022 EIPs, the executives would have been required to execute the severance agreement offered by us, the provisions of which are not dictated by either the 2021 or 2022 EIP.
If our employment of Messrs. Lewis, Madhavan or Pan had been terminated on December 31, 2023 due to the executive's death or disability, the executive (or his beneficiary in the case of his death) would have been entitled to receive the following: (i) his accrued/unused vacation; (ii) his 2023 non-equity incentive plan compensation comprised of the 2023 EIP Current Award and 2020 EIP Deferred Award; (iii) his 2021 EIP Deferred Award with interest at 6 percent compounded annually for the period from January 1, 2022 through December 31, 2023; and (iv) his 2022 EIP Deferred Award with interest at 6 percent for the period from January 1, 2023 through December 31, 2023. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $632,008, $931,027 and $734,070, respectively. These amounts would have been payable no later than March 15, 2024. A termination due to the executive's death or disability would trigger the payment of the 2023 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2024 through December 31, 2026).
If on December 31, 2023: (1) we had merged or consolidated with or reorganized into or with another FHLBank or other entity, or another FHLBank or other entity had merged or consolidated into us; (2) we had sold or transferred all or substantially all of our business and/or assets to another FHLBank or other entity; or (3) we had liquidated or dissolved (each, a “Significant Transaction”), then the 2023 EIP Current Award, the 2020 EIP Deferred Award, the 2021 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent compounded annually for the period from January 1, 2022 through December 31, 2023) and the 2022 EIP Deferred Award (based on the assumption that the applicable safety and soundness goals had been met and with interest at 6 percent for the period from January 1, 2023 through December 31, 2023) would have been payable to Messrs. Lewis, Madhavan and Pan on that date. For Messrs. Lewis, Madhavan and Pan, these amounts would have totaled $588,250, $874,318 and $689,357, respectively. A termination due to a Significant Transaction would trigger the payment of the 2023 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2024 through December 31, 2026).
In the event the 2023 EIP Current Award, the 2020 EIP Deferred Award, the 2021 EIP Deferred Award and the 2022 EIP Deferred Award would not otherwise have been payable under the terms of their employment agreements, Mr. Bhasin and Ms. Chapman would have been entitled under the terms of the 2020, 2021, 2022 and 2023 EIPs to receive $1,881,240 and $519,893, respectively, on December 31, 2023 if a Significant Transaction had occurred on that date. These amounts would have been comprised of the executive's 2023 EIP Current Award and 2020 EIP Deferred Award in addition to their 2021 and 2022 Deferred Awards with interest at 6 percent compounded annually through December 31, 2023 (based on the assumption that the applicable safety and soundness goals had been met). A termination due to a Significant Transaction would trigger the payment of the 2023 EIP Deferred Award only if the termination occurs during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2024 through December 31, 2026).
Other
If any of our named executive officers had voluntarily retired on December 31, 2023, the executive would have been entitled to receive: (i) his or her accrued/unused vacation and (ii) his or her 2023 non-equity incentive plan compensation comprised of the 2023 EIP Current Award and 2020 EIP Deferred Award. If Mr. Lewis had voluntarily retired on December 31, 2023, he would also have been entitled to receive his 2022 Deferred Award in early 2026 (following completion of the three-year deferral performance period that is applicable to that award). This retirement provision did not exist in the EIPs prior to the 2022 EIP and therefore it is not applicable to the 2021 Deferred Award. To qualify for this retirement benefit, an executive must have attained age 55 and have at least 10 years of service with us. Mr. Lewis would not have been entitled to receive his 2023 Deferred Award because his retirement, if it occurred on December 31, 2023, would not have occurred during the three-year deferral performance period applicable to that award (i.e., the period from January 1, 2024 through December 31, 2026). None of our other named executive officers met the requirements for this retirement benefit as of December 31, 2023.
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

PAY RATIO
For 2023, the estimated ratio of our President/CEO's total compensation to the median annual total compensation of all of our other employees was 11.9 to 1. The estimated median annual total compensation of all of our other employees was determined by calculating their compensation in the same manner as total compensation is calculated for our President/CEO, which calculation includes, among other things, amounts attributable to the change in pension value for those of our employees who participate in the Pentegra DB Plan ("DB Plan Participants"), as discussed in the "Pension Benefits" section on page 107. The change in pension value for DB Plan Participants varies based upon their age, compensation and tenure with us. For 2023, the estimated median annual total compensation of all of our employees (excluding our President/CEO) was $191,710 and the total compensation of our President/CEO was $2,286,199, as shown in the Summary Compensation Table on page 103.
We identified the median by estimating the annual total compensation for each of our employees who were employed by us on December 31, 2023 (excluding our President/CEO) and then ranking the total compensation for those employees from lowest to highest. The ranking included 201 full-time employees and 2 part-time employees. For those employees who were not employed by us during the entire year, we annualized their total compensation. For base salaries (or, in the case of our hourly employees, wages plus overtime), incentive compensation and our matching contributions to qualified and nonqualified defined contribution plans, we used actual (or, as appropriate, annualized) amounts. For the annual change in pension values, we calculated changes for each of the DB Plan Participants for whom the calculation could have impacted our determination of the median annual total compensation.

DIRECTOR COMPENSATION
Director fees and reimbursable expenses are determined at the discretion of our Board of Directors, subject to the authority of the Finance Agency’s Director to object to, and to prohibit prospectively, compensation and/or expenses that she determines are not reasonable. For 2023, our directors received fees based on the number of our regularly scheduled board meetings that they attended in person and the number of telephonic meetings in which they participated, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors were entitled to receive for each regular board meeting that they attended in 2023 (subject to a maximum of five out of the six meetings held). In addition, each director was entitled to receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2023	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$148,835	$29,767
Vice Chairman of the Board	133,900	26,780
Chairmen of the Audit and Risk Management Committees	129,780	25,956
Chairmen of all other Board Committees	125,145	25,029
All other Directors	114,330	22,866

The following table sets forth the actual compensation earned by our directors in 2023. Three of the directors shown in the table, Robert M. Rigby, Margo S. Scholin and John P. Salazar, no longer serve on our Board of Directors as their terms expired on December 31, 2023. All of the directors shown in the table served on our Board of Directors during all of 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert M. Rigby, Chairman in 2023	148,835	—	—	—	—	*	148,835
Margo S. Scholin, Vice Chairman in 2023	133,900	—	—	—	—	*	133,900
Dorsey L. Baskin, Jr.	114,330	—	—	—	—	*	114,330
Dianne W. Bolen	125,145	—	—	—	—	*	125,145
Tim H. Carter	125,145	—	—	—	—	*	125,145
Albert C. Christman	129,780	—	—	—	—	*	129,780
Rufus Cormier, Jr.	114,330	—	—	—	—	*	114,330
James D. Goudge	125,145	—	—	—	—	*	125,145
W. Wesley Hoskins	114,330	—	—	—	—	*	114,330
Michael C. Hutsell	129,780	—	—	—	—	*	129,780
A. Fred Miller, Jr.	114,330	—	—	—	—	*	114,330
Sally I. Nelson	114,330	—	—	—	—	*	114,330
Lorraine Palacios	114,330	—	—	—	—	*	114,330
Christopher Palmer	114,330	—	—	—	—	*	114,330
Stephen Panepinto	114,330	—	—	—	—	*	114,330
Felipe A. Rael	114,330	—	—	—	—	*	114,330
John P. Salazar	125,145	—	—	—	—	*	125,145
_____________________________________
*    Our directors did not receive any other form of compensation in 2023 other than the limited perquisites which are discussed below. For each director, the aggregate amount of such perquisites was either less than $3,032 or zero.
Under our NQDC Plan, our directors may elect to defer any or all of their fees. Deferral elections must be made in December of each year for amounts to be earned in the following year and are irrevocable. Participating board members can elect to receive distributions under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Similarly, directors’ distribution schedules cannot be accelerated but they can be postponed under the same rules that apply to our highly compensated employees who have elected to participate in the plan. Participating board members direct the investment of their deferred fees among the same externally managed mutual funds that are available to our employee participants. As the earnings derived from these mutual funds are not at above-market or preferential rates, they are not included in the table above. Our liability for directors’ deferred compensation (including both current and former directors), which consists of the accumulated compensation deferrals and the accrued earnings or losses on those deferrals, totaled $3,551,000 at December 31, 2023.
We have a policy under which we will reimburse our directors for all travel and meal expenses of a spouse accompanying them to no more than two meetings of our board and/or any of its committees each year. In addition, we will reimburse our directors for the meal expenses of a spouse accompanying them to any group functions of the Board of Directors regardless of whether the meal occurs during one of the trips specified in the immediately preceding sentence provided the meal was incurred in connection with a group outing in which directors and officers were in attendance. Further, we will pay for the expenses of directors' spouses attending up to two group spousal functions annually, provided the functions are organized by us. In 2023, 14 of our directors used these benefits to some extent at a total cost to us of $23,665. As no individual director was reimbursed more than $3,031 for spousal travel and meal expenses, these perquisites are not reportable as compensation in the table above.
In accordance with Finance Agency regulations, we have established a formal policy governing the travel reimbursement provided to our directors. During 2023, our directors’ Bank-related travel expenses totaled $183,882, not including the spousal travel and meal reimbursements described above.

For 2024, our directors will receive fees based on the number of our regularly scheduled board meetings that they attend in person and the number of telephonic meetings in which they participate, subject to a maximum compensation limit. The following table sets forth the annual compensation limits and attendance fees that our directors will be entitled to receive for each regular board meeting that they attend in 2024 (subject to a maximum of five out of the six meetings to be held). In addition, each director will receive (subject to the annual compensation limits) $1,000 for his or her participation in telephonic meetings of the Board of Directors and $1,000 for his or her participation in telephonic or special in-person meetings of its committees.

	Annual Compensation Limit for 2024	Fee For Attendance at Each Regular Board Meeting
Chairman of the Board	$156,277	$31,255
Vice Chairman of the Board	140,595	28,119
Chairmen of the Audit and Risk Management Committees	136,269	27,254
Chairmen of all other Board Committees	130,000	26,000
All other Directors	122,333	24,467

Compensation Committee Interlocks and Insider Participation
None of our directors who served on our Compensation and Human Resources Committee during 2023 was, prior to or during 2023, an officer or employee of the Bank, nor did they have any relationships requiring disclosure under applicable related party requirements. None of our executive officers served as a member of the compensation committee (or similar committee) or board of directors of any entity whose executive officers served on our Compensation and Human Resources Committee or Board of Directors.

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

As of March 12, 2024, there were 46,461,235 shares of the Bank’s capital stock (including mandatorily redeemable capital stock) outstanding. The following table sets forth certain information as of that date with respect to shareholders that beneficially owned more than five percent of the Bank’s outstanding capital stock and other shareholders that were affiliated with those shareholders. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.
Beneficial Owners of More than 5% of the Bank's Outstanding Stock

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Outstanding Shares Owned
Charles Schwab Bank, SSB 3000 Schwab Way, Westlake, TX 76262	9,910,000	21.33%
Charles Schwab Premier Bank, SSB 3000 Schwab Way, Westlake, TX 76262	644,000	1.39%
Charles Schwab Trust Bank 3000 Schwab Way, Westlake, TX 76262	52,164	0.11%
The Charles Schwab Corporation 3000 Schwab Way, Westlake, TX 76262	10,606,164	22.83%

USAA Federal Savings Bank 10750 McDermott Fwy, San Antonio, TX 78288	2,640,849	5.68%
USAA Life Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	103,204	0.22%
United Services Automobile Association 9800 Fredericksburg Road, San Antonio, TX 78288	76,224	0.16%
USAA Casualty Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	59,145	0.13%
USAA General Indemnity Company 9800 Fredericksburg Road, San Antonio, TX 78288	32,074	0.07%
Garrison Property & Casualty 9800 Fredericksburg Road, San Antonio, TX 78288	17,541	0.04%
Catastrophe Reinsurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	9,265	0.02%
United Services Automobile Association (including the subsidiaries listed above) 9800 Fredericksburg Road, San Antonio, TX 78288	2,938,302	6.32%

American General Life Insurance Company 2727 Allen Parkway Suite A, Houston, TX 77019	1,958,587	4.22%
The Variable Annuity Life Insurance Company 2929 Allen Parkway, Houston, TX 77019	576,418	1.24%
Corebridge Financial, Inc. 2919 Allen Parkway, Woodson Tower, Houston, TX 77019	2,535,005	5.46%
The Bank does not offer any type of compensation plan under which its equity securities are authorized to be issued to any person. Nine of the Bank’s 16 directorships are designated as member directorships which by law must be occupied by officers or directors of a member of the Bank. The following table sets forth, as of March 12, 2024, the number of shares owned beneficially by members that have one of their officers and/or directors serving as a director of the Bank and the name of the director of the Bank who is affiliated with each such member. Each shareholder has sole voting and investment power for all shares shown (subject to the restrictions described above), none of which represent shares with respect to which the shareholder has a right to acquire beneficial ownership.

Security Ownership of Directors’ Financial Institutions

Name and Address of Beneficial Owner	Bank Director Affiliated with Beneficial Owner	Number of Shares Owned**	Percentage of Outstanding Shares Owned
USAA Federal Savings Bank 10750 McDermott Fwy, San Antonio, TX 78288	Brett F. Seybold	2,640,849	5.68%
Southside Bank 1201 South Beckham, Tyler, TX 75701	Tim H. Carter	318,229	*
Broadway National Bank 1177 NE Loop 410, San Antonio, TX 78209	James D. Goudge	152,735	*
USAA Life Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	103,204	*
United Services Automobile Association 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	76,224	*
USAA Casualty Insurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	59,145	*
First Security Bank 314 North Spring Street, Searcy, AR 72143	Michael C. Hutsell	47,868	*
USAA General Indemnity Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	32,074	*
First Community Bank 416 North Water Street, Corpus Christi, TX 78401	W. Wesley Hoskins	18,157	*
Garrison Property & Casualty 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	17,541	*
Pioneer Bank 3000 North Main Street, Roswell, NM 88201	Christopher G. Palmer	17,477	*
First National Bankers Bank 7813 Office Park Boulevard, Baton Rouge, LA 70809	Albert C. Christman	15,886	*
Guaranty Bank & Trust Company of Delhi 120 Oak Street, Delhi, LA 71232	Albert C. Christman	14,536	*
Bank of Anguilla 130 Holland Street, Anguilla, MS 38721	A. Fred Miller, Jr.	12,562	*
Catastrophe Reinsurance Company 9800 Fredericksburg Road, San Antonio, TX 78288	Brett F. Seybold	9,265	*
Plaquemine Bank and Trust Company 24025 Eden Street, Plaquemine, LA 70764	Stephen Panepinto	979	*

All Directors’ Financial Institutions as a group		3,536,731	7.61%
_______________________________________
*    Indicates less than one percent ownership.
**    All shares owned by the Directors’ Financial Institutions are pledged as collateral to secure extensions of credit from the Bank.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our capital stock can only be held by our members or, in some cases, by non-member institutions that acquire stock by virtue of acquiring member institutions, by a federal or state agency or insurer acting as a receiver of a closed institution, or by our former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires. All members are required by law to purchase our capital stock. As a cooperative, our products and services are provided almost exclusively to our shareholders. In the ordinary course of business, transactions between us and our shareholders are carried out on terms that are established by us, including pricing and collateralization terms, under our Member Products and Credit Policy, which treats all similarly situated members on a non-discriminatory basis. We provide, in the ordinary course of business, products and services to members whose officers or directors may serve as our directors (“Directors’ Financial Institutions”). Currently, 9 of our 16 directors are officers and/or directors of member institutions. Our products and services are provided to Directors’ Financial Institutions and to holders of more than five percent of our capital stock on terms that are no more favorable to them than comparable transactions with our other similarly situated members.

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
Since January 1, 2023, we have not engaged in any transactions with any of our directors, executive officers, or any members of their immediate families that require disclosure under applicable rules and regulations, including Item 404 of Regulation S-K. Additionally, since January 1, 2023, we have not had any dealings with entities that are affiliated with our directors that require disclosure under applicable rules and regulations. None of our directors or executive officers or any of their immediate family members has been indebted to us at any time since January 1, 2023.
As of December 31, 2023 and 2022, advances outstanding to Directors’ Financial Institutions aggregated $399 million and $487 million, respectively, representing 0.5 percent and 0.7 percent, respectively, of our total outstanding advances as of those dates. As of January 1, 2024, advances outstanding to Directors' Financial Institutions aggregated $6.399 billion (8.0 percent of our total outstanding advances as of that date), reflecting changes in the composition of the Bank's Board of Directors on January 1, 2024.
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
Finance Agency Regulations
The Finance Agency’s regulations prohibit directors from serving as members of our Audit Committee if they have one or more disqualifying relationships with us or our management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include employment with us currently or at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for us currently or at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, one of our executive officers. The current members of our Audit Committee are Dorsey L. Baskin, Jr., Tim H. Carter, Rufus Cormier, Jr., Michael C. Hutsell, A. Fred Miller, Jr., Sally I. Nelson, Christopher G. Palmer and Brett F. Seybold, each of whom is independent within the meaning of the Finance Agency’s regulations. Additionally, Robert M. Rigby and Margo S. Scholin served on our Audit Committee during 2023 and were independent under the Finance Agency's criteria. The terms of Mr. Rigby and Ms. Scholin expired on December 31, 2023.
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

The current members of our Audit Committee are independent within the meaning of Rule 10A-3, as were Robert M. Rigby and Margo S. Scholin , each of whom served as an Audit Committee member during 2023. The terms of Mr. Rigby and Ms. Scholin expired on December 31, 2023.
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
Our Board of Directors determined that presumptively our member directors are not independent under the NYSE’s subjective independence standard. Our Board of Directors determined that, under the NYSE independence standards, member directors have a material relationship with us through their member institutions’ relationships with us. This determination was based upon the fact that we are a member-owned cooperative and each member director is required to be an officer or director of a member institution. Also, a member director’s member institution may routinely engage in transactions with us that could occur frequently and in large dollar amounts and that we encourage. Furthermore, because the level of each member institution’s business with us is dynamic and our desire is to increase our level of business with each of our members, our Board of Directors determined it would be inappropriate to make a determination of independence with respect to each member director based on the director’s member’s given level of business as of a particular date. As the scope and breadth of the member director’s member’s business with us changes, such member’s relationship with us might, at any time, constitute a disqualifying transaction or business relationship with respect to the member’s member director under the NYSE’s objective independence standards. Therefore, our member directors are presumed to be not independent under the NYSE’s independence standards. Our Board of Directors could, however, in the future, determine that a member director is independent under the NYSE’s independence standards based on the particular facts and circumstances applicable to that member director. Furthermore, the determination by our Board of Directors regarding member directors’ independence under the NYSE’s standards is not necessarily determinative of any member director’s independence with respect to his or her service on any special or ad hoc committee of the Board of Directors to which he or she may be appointed in the future. Our current member directors are Tim H. Carter, Albert C. Christman, James D. Goudge, W. Wesley Hoskins, Michael C. Hutsell, A. Fred Miller, Jr., Christopher G. Palmer, Stephen Panepinto and Brett F. Seybold. The determination that none of our member directors is independent for purposes of the NYSE's independence standards also applies to Robert M. Rigby, who served on our Board of Directors during 2023. Mr. Rigby's term as a director expired on December 31, 2023.
Our Board of Directors affirmatively determined that each of our current independent directors is independent under the NYSE’s independence standards. Our Board of Directors noted as part of its determination that independent directors and their spouses are specifically prohibited from being an officer of any FHLBank or an officer, employee or director of any of our members, or of any recipient of advances from us, subject to the exception discussed above for positions in certain holding companies. This independence determination applies to Karuna Annavajjala, Dorsey L. Baskin, Jr., Dianne W. Bolen, Rufus Cormier, Jr., Sally I. Nelson, Lorraine Palacios and Felipe A. Rael. This determination also applies to John P. Salazar and Margo S. Scholin, who served on our Board of Directors during 2023. The terms of Mr. Salazar and Ms. Scholin expired on December 31, 2023.
Our Board of Directors also assessed the independence of the members of our Audit Committee under the NYSE standards for audit committees. Our Board of Directors determined that, for the same reasons set forth above regarding the independence of our directors generally, none of the member directors serving on our Audit Committee (Tim H. Carter, Michael C. Hutsell, A. Fred Miller, Jr, Christopher G. Palmer and Brett F. Seybold) is independent under the NYSE standards for audit committees. Additionally, in 2023, Robert M. Rigby served on our Audit Committee. Our Board of Directors determined that Mr. Rigby, as a member director, was not independent under the NYSE independence standards for audit committee members. Mr. Rigby no longer serves on our Board of Directors as his term expired on December 31, 2023.
Our Board of Directors determined that Dorsey L. Baskin, Jr., Rufus Cormier, Jr. and Sally I. Nelson, independent directors who serve on our Audit Committee, are independent under the NYSE standards for audit committees. This determination also applies to Margo S. Scholin, who served on our Audit Committee during 2023. Ms. Scholin's term as a director expired on December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2023 and 2022 by PricewaterhouseCoopers LLP (“PwC”), the Bank’s independent registered public accounting firm.

	(In thousands) Year Ended December 31,
	2023	2022
Audit fees	$1,001	$936
Audit-related fees	134	181
Tax fees	—	—
All other fees	30	30
Total fees	$1,165	$1,147

In 2023 and 2022, audit fees were for services rendered in connection with the integrated audits of the Bank’s financial statements and its internal control over financial reporting.
In 2023, the fees associated with audit-related services were for an ESG reporting attestation and discussions regarding miscellaneous accounting-related matters. In 2022, the fees associated with audit-related services were for an ESG reporting attestation, a limited review of the Bank’s progress toward implementing a new banking and collateral management system, and discussions regarding miscellaneous accounting-related matters.
All other fees in 2023 and 2022 were for a subscription to the ESG content within PwC’s upskilling product.
The Bank is assessed its proportionate share of the costs of operating the FHLBanks Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PwC to the Office of Finance and the Bank is assessed its proportionate share of these expenses. In 2023 and 2022, the Bank was assessed $65,000 and $47,000, respectively, for the costs associated with PwC’s audits of the combined financial statements for those years. These assessments are not included in the table above.
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
All of the services provided by PwC in 2023 and 2022 were pre-approved by the Audit Committee. There were no services for which the de minimis exception was used.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements are set forth on pages F-1 through F-57 of this Annual Report on Form 10-K.
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
10.9    2008 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated December 10, 2008 (incorporated by reference to Exhibit 10.6 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 27, 2009).*
10.10    2010 Amendment to Non-Qualified Deferred Compensation Plan for the Board of Directors of the Registrant for Deferrals Effective January 1, 2005, dated July 22, 2010 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed on November 12, 2010).*

10.11    Consolidated Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2011, as adopted by the Bank’s Board of Directors on December 29, 2010 (incorporated by reference to Exhibit 10.9 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 25, 2011).*
10.12    2017 Deferred Compensation Plan of the Registrant for deferrals made on or after January 1, 2017, as adopted by the Bank’s Board of Directors on July 21, 2016 (incorporated by reference to Exhibit 10.12 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.13    Form of Special Non-Qualified Deferred Compensation Plan of the Registrant, as amended and restated effective December 14, 2023.
10.14    Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement entered into effective January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks (incorporated by reference to Exhibit 10.14 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 24, 2017).*
10.15    Form of Employment Agreement between the Registrant and each of Brehan Chapman and Gustavo Molina, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.16    Employment Agreement between the Registrant and Sandra Damholt, entered into effective January 1, 2014 (incorporated by reference to Exhibit 10.16 to the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 24, 2014).*
10.17    Employment Agreement between the Registrant and Sanjay Bhasin, entered into effective March 24, 2015 (incorporated by reference to Exhibit 10.2 to the Bank’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed on May 13, 2015).*
10.18    2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 22, 2018).*
10.19    2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.22 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 25, 2019).*
10.20    2020 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Bank's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed on August 12, 2020).*
10.21    2021 Executive Incentive Plan (filed as Exhibit 10.1 to the Bank's Current Report on Form 8-K dated January 11, 2021 and filed with the SEC on January 15, 2021, which exhibit is incorporated herein by reference).*
10.22    2022 Executive Incentive Plan (incorporated by reference to Exhibit 10.23 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 23, 2022).*
10.23    2023 Executive Incentive Plan (incorporated by reference to Exhibit 10.24 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 22, 2023).*
10.24    2024 Executive Incentive Plan.
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

Federal Home Loan Bank of Dallas
March 21, 2024	By	/s/ Sanjay Bhasin
Date		Sanjay Bhasin
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2024.

/s/ Sanjay Bhasin
Sanjay Bhasin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Tom Lewis
Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ A. Fred Miller, Jr.
A. Fred Miller, Jr.
Chairman of the Board of Directors

/s/ Sally I. Nelson
Sally I. Nelson
Vice Chairman of the Board of Directors

Karuna Annavajjala
Director

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

/s/ Lorraine Palacios
Lorraine Palacios
Director

/s/ Christopher G. Palmer
Christopher G. Palmer
Director

/s/ Stephen Panepinto
Stephen Panepinto
Director

/s/ Felipe A. Rael
Felipe A. Rael
Director

Brett F. Seybold
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
Management evaluated the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 edition of Internal Control — Integrated Framework. Based upon that evaluation, management concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report which appears on page F-3.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Dallas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Dallas (the “Bank”) as of December 31, 2023 and 2022, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 14 and 17 to the financial statements, the Bank uses derivatives to manage its exposure to changes in interest rates and to reduce funding costs, among other things. The total notional amount of derivatives as of December 31, 2023 was $164 billion, of which 86% were designated as hedging instruments, and the net estimated fair value of derivative assets and liabilities as of December 31, 2023 was $18 million and $22 million, respectively. The fair values of interest-rate derivatives and hedged items are estimated using a pricing model that employs discounted cash flows or other similar pricing techniques. The pricing model uses inputs observable in the market, such as interest rate curves and volatility assumptions.

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
March 21, 2024
We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Cash and due from banks	$49,885	$27,826
Interest-bearing deposits (Notes 8, 9 and 19)	2,297,225	3,020,217
Securities purchased under agreements to resell (Notes 8, 9 and 13)	14,750,000	12,200,000
Federal funds sold (Notes 8, 9, 19 and 20)	6,368,000	9,784,000
Trading securities (Notes 3 and 8) ($67,284 pledged at December 31, 2023, which could not be rehypothecated)	1,271,943	188,164
Available-for-sale securities (a) (Notes 4, 8, 9, 13 and 18) ($821,812 and $434,756 pledged at December 31, 2023 and 2022, respectively, of which $767,368 and $434,756, respectively, could be rehypothecated)	17,690,722	15,106,457
Held-to-maturity securities (b) (Notes 5, 8 and 9)	253,302	314,674
Advances (Notes 6, 8, 9 and 19)	79,951,855	68,921,869
Mortgage loans held for portfolio, net of allowance for credit losses of $7,768 and $4,865 at December 31, 2023 and 2022, respectively (Notes 7, 8, 9 and 19)	5,088,642	4,395,175
Accrued interest receivable (Note 8)	426,243	291,682
Premises and equipment, net	14,449	15,045
Derivative assets (Notes 13 and 14)	17,604	26,889
Other assets (including $16,546 and $16,089 of securities held at fair value at December 31, 2023 and 2022, respectively)	84,742	56,558
TOTAL ASSETS	$128,264,612	$114,348,556

LIABILITIES AND CAPITAL
Deposits (Notes 10 and 19) (including $1 and $20 of non-interest bearing deposits at December 31, 2023 and 2022, respectively)	$1,427,843	$1,338,160
Consolidated obligations (Note 11)
Discount notes	8,598,022	46,270,265
Bonds	109,536,207	59,946,458
Total consolidated obligations	118,134,229	106,216,723
Mandatorily redeemable capital stock (Note 15)	506	7,453
Accrued interest payable	883,353	307,288
Affordable Housing Program (Note 12)	150,431	76,794
Derivative liabilities (Notes 13 and 14)	21,575	6,902
Other liabilities (Notes 3 and 4)	387,455	394,159
Total liabilities	121,005,392	108,347,479
Commitments and contingencies (Notes 9, 12, 14, 16 and 18)
CAPITAL (Notes 15 and 19)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 15,107,202 and 12,355,250 at December 31, 2023 and 2022, respectively	1,510,720	1,235,525
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 32,266,682 and 27,485,801 at December 31, 2023 and 2022, respectively	3,226,668	2,748,580
Total Class B Capital Stock	4,737,388	3,984,105
Retained earnings
Unrestricted	1,907,882	1,504,236
Restricted	505,101	330,210
Total retained earnings	2,412,983	1,834,446
Accumulated other comprehensive income (Note 21)	108,849	182,526
Total capital	7,259,220	6,001,077
TOTAL LIABILITIES AND CAPITAL	$128,264,612	$114,348,556
_______________________________________
(a)Amortized cost: $17,640,544 and $14,999,405 at December 31, 2023 and 2022, respectively.
(b)Fair values: $247,126 and $314,373 at December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
INTEREST INCOME
Advances	$5,734,400	$1,070,013	$119,754
Prepayment fees on advances, net	7,130	9,199	9,812
Interest-bearing deposits	288,828	69,064	1,212
Securities purchased under agreements to resell	384,683	14,086	162
Federal funds sold	709,116	165,004	3,395
Trading securities	11,568	11,782	8,776
Available-for-sale securities	993,496	397,823	151,684
Held-to-maturity securities	15,421	8,734	5,222
Mortgage loans held for portfolio	177,541	119,040	77,667
Total interest income	8,322,183	1,864,745	377,684

INTEREST EXPENSE
Consolidated obligations
Bonds	5,453,341	888,774	70,916
Discount notes	1,775,820	470,740	29,635
Deposits	71,267	23,523	381
Mandatorily redeemable capital stock	406	169	17
Other borrowings	533	126	(11)
Total interest expense	7,301,367	1,383,332	100,938

NET INTEREST INCOME	1,020,816	481,413	276,746
Provision (reversal) for mortgage loan losses	2,903	1,741	(801)

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR MORTGAGE LOAN LOSSES	1,017,913	479,672	277,547

OTHER INCOME (LOSS)
Service fees	3,191	3,137	2,753
Net gains (losses) on trading securities	12,009	(19,011)	(10,501)
Net gains (losses) on derivatives and hedging activities	30,694	(22,816)	(1,252)
Net gains (losses) on other assets carried at fair value	2,075	(2,073)	1,848
Realized gains on sales of held-to-maturity securities	1,081	127	—
Gains on early extinguishment of debt	23,396	—	—
Letter of credit fees	18,011	13,230	14,498
Other, net	1,261	1,960	2,897
Total other income (loss)	91,718	(25,446)	10,243

OTHER EXPENSE
Compensation and benefits	65,254	48,278	55,170
Other operating expenses	48,118	38,611	34,348
Finance Agency	9,478	7,196	6,451
Office of Finance	7,637	5,596	5,433
Discretionary grants and donations	5,343	798	2,907
Derivative clearing fees	2,144	1,234	838
Total other expense	137,974	101,713	105,147

INCOME BEFORE ASSESSMENTS	971,657	352,513	182,643

Affordable Housing Program assessment	97,206	35,268	18,266

NET INCOME	$874,451	$317,245	$164,377
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
NET INCOME	$874,451	$317,245	$164,377
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	(56,874)	(134,008)	68,699
Unrealized gains on cash flow hedges	8,612	126,793	42,418
Reclassification adjustment for losses (gains) on cash flow hedges included in net income	(28,717)	5,711	22,345
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	3,338	—	—
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	90	1,057	1,917
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	20	21	21
Actuarial gain (loss)	(43)	281	201
Amortization of net actuarial gain included in net periodic benefit cost/credit	(103)	(99)	(91)
Total other comprehensive income (loss)	(73,677)	(244)	135,510
TOTAL COMPREHENSIVE INCOME	$800,774	$317,001	$299,887

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2021	9,044	$904,448	11,969	$1,196,932	$1,174,359	$233,886	$1,408,245	$47,260	$3,556,885
Net transfers of shares between Class B-1 and Class B-2 Stock	17,241	1,724,131	(17,241)	(1,724,131)	—	—	—	—	—
Proceeds from sale of capital stock	217	21,693	14,379	1,437,889	—	—	—	—	1,459,582
Repurchase/redemption of capital stock	(13,824)	(1,382,401)	—	—	—	—	—	—	(1,382,401)
Shares reclassified to mandatorily redeemable capital stock	—	(40)	—	—	—	—	—	—	(40)
Comprehensive income
Net income	—	—	—	—	131,502	32,875	164,377	—	164,377
Other comprehensive income	—	—	—	—	—	—	—	135,510	135,510
Dividends on capital stock
Cash	—	—	—	—	(222)	—	(222)	—	(222)
Stock	140	13,983	—	—	(13,983)	—	(13,983)	—	—

BALANCE, DECEMBER 31, 2021	12,818	1,281,814	9,107	910,690	1,291,656	266,761	1,558,417	182,770	3,933,691
Net transfers of shares between Class B-1 and Class B-2 Stock	21,334	2,133,377	(21,334)	(2,133,377)	—	—	—	—	—
Proceeds from sale of capital stock	204	20,410	39,713	3,971,267	—	—	—	—	3,991,677
Repurchase/redemption of capital stock	(22,300)	(2,229,965)	—	—	—	—	—	—	(2,229,965)
Shares reclassified to mandatorily redeemable capital stock	(110)	(11,051)	—	—	—	—	—	—	(11,051)
Comprehensive income (loss)
Net income	—	—	—	—	253,796	63,449	317,245	—	317,245
Other comprehensive loss	—	—	—	—	—	—	—	(244)	(244)
Dividends on capital stock
Cash	—	—	—	—	(243)	—	(243)	—	(243)
Mandatorily redeemable capital stock	—	—	—	—	(33)	—	(33)	—	(33)
Stock	409	40,940	—	—	(40,940)	—	(40,940)	—	—

BALANCE, DECEMBER 31, 2022	12,355	1,235,525	27,486	2,748,580	1,504,236	330,210	1,834,446	182,526	6,001,077
Net transfers of shares between Class B-1 and Class B-2 Stock	49,513	4,951,284	(49,513)	(4,951,284)	—	—	—	—	—
Proceeds from sale of capital stock	153	15,299	54,294	5,429,372	—	—	—	—	5,444,671
Repurchase/redemption of capital stock	(49,835)	(4,983,489)	—	—	—	—	—	—	(4,983,489)
Shares reclassified to mandatorily redeemable capital stock	(35)	(3,489)	—	—	—	—	—	—	(3,489)
Comprehensive income (loss)
Net income	—	—	—	—	699,560	174,891	874,451	—	874,451
Other comprehensive loss	—	—	—	—	—	—	—	(73,677)	(73,677)
Dividends on capital stock
Cash	—	—	—	—	(267)	—	(267)	—	(267)
Mandatorily redeemable capital stock	—	—	—	—	(57)	—	(57)	—	(57)
Stock	2,956	295,590	—	—	(295,590)	—	(295,590)	—	—
BALANCE, DECEMBER 31, 2023	15,107	$1,510,720	32,267	$3,226,668	$1,907,882	$505,101	$2,412,983	$108,849	$7,259,220
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$874,451	$317,245	$164,377
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(42,732)	278,644	52,748
Concessions on consolidated obligations	6,859	5,312	2,751
Premises, equipment and computer software costs	3,924	4,786	5,194
Non-cash interest on mandatorily redeemable capital stock	407	167	25
Provision (reversal) for mortgage loan losses	2,903	1,741	(801)
Net losses (gains) on trading securities	(12,009)	19,011	10,501
Net change in derivatives and hedging activities	(571,182)	1,345,063	674,460
Gains on early extinguishment of debt	(23,396)	—	—
Net losses (gains) on other assets carried at fair value	(2,075)	2,073	(1,848)
Gains on sales of held-to-maturity securities	(1,081)	(127)	—
Decrease (increase) in accrued interest receivable	(132,183)	(206,938)	14,745
Increase in other assets	(24,356)	(9,385)	(5,322)
Increase (decrease) in Affordable Housing Program (AHP) liability	73,637	16,661	(3,020)
Increase in accrued interest payable	576,111	234,250	30,998
Increase (decrease) in other liabilities	14,111	30,879	(467)
Total adjustments	(131,062)	1,722,137	779,964
Net cash provided by operating activities	743,389	2,039,382	944,341

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	1,611,062	(3,614,478)	(116,927)
Net increase in securities purchased under agreements to resell	(2,550,000)	(1,550,000)	(9,650,000)
Net decrease (increase) in federal funds sold	3,416,000	(5,003,000)	(3,866,000)
Purchases of trading securities	(1,915,833)	(8,598,654)	(10,070,699)
Proceeds from maturities of trading securities	1,000,000	3,276,300	11,361,650
Proceeds from sales of trading securities	—	5,321,059	3,493,399
Purchases of available-for-sale securities	(3,145,472)	(3,529,004)	—
Principal collected on available-for-sale securities	648,034	2,386,190	772,428
Principal collected on held-to-maturity securities	36,830	179,912	306,469
Proceeds from sales of held-to-maturity securities	29,025	100,365	—
Principal collected on advances	1,267,307,758	1,123,433,909	537,732,747
Advances made	(1,278,131,547)	(1,168,458,407)	(530,230,119)
Principal collected on mortgage loans held for portfolio	340,401	504,846	1,257,669
Purchases of mortgage loans held for portfolio	(1,043,930)	(1,423,229)	(1,354,271)
Purchases of premises, equipment and computer software	(4,836)	(3,663)	(5,597)
Net cash used in investing activities	(12,402,508)	(56,977,854)	(369,251)

	For the Years Ended December 31,
	2023	2022	2021
FINANCING ACTIVITIES
Net increase (decrease) in deposit liabilities, including swap collateral held	118,896	(258,993)	3,881
Net receipts on derivative contracts with financing elements	32,093	242,265	76,020
Net proceeds from issuance of consolidated obligations
Discount notes	383,755,584	165,787,516	34,663,059
Bonds	139,358,781	43,405,574	50,151,289
Debt issuance costs	(6,854)	(5,729)	(1,770)
Proceeds from assumption of debt from other Federal Home Loan Bank	999,987	—	—
Payments for maturing and retiring consolidated obligations
Discount notes	(421,401,925)	(130,763,925)	(45,825,626)
Bonds	(91,625,399)	(25,734,225)	(42,347,110)
Proceeds from issuance of capital stock	5,444,671	3,991,677	1,459,582
Proceeds from issuance of mandatorily redeemable capital stock	—	13	22
Payments for redemption of mandatorily redeemable capital stock	(10,900)	(10,468)	(7,294)
Payments for repurchase/redemption of capital stock	(4,983,489)	(2,229,965)	(1,382,401)
Cash dividends paid	(267)	(243)	(222)
Net cash provided by (used in) financing activities	11,681,178	54,423,497	(3,210,570)

Net increase (decrease) in cash and cash equivalents	22,059	(514,975)	(2,635,480)
Cash and cash equivalents at beginning of the year	27,826	542,801	3,178,281
Cash and cash equivalents at end of the year	$49,885	$27,826	$542,801

Supplemental disclosures
Interest paid	$6,921,366	$861,972	$118,806
AHP payments, net	$23,569	$18,607	$21,286
Stock dividends issued	$295,590	$40,940	$13,983
Dividends paid through issuance of mandatorily redeemable capital stock	$57	$33	$—
Capital stock reclassified to mandatorily redeemable capital stock, net	$3,489	$11,051	$40
Right-of-use assets acquired by lease	$79	$139	$77

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
The Office of Finance facilitates the issuance and servicing of the FHLBanks’ debt instruments (known as consolidated obligations). As provided by the FHLB Act and Finance Agency regulation, the FHLBanks’ consolidated obligations are backed only by the financial resources of all 11 FHLBanks. Consolidated obligations are the joint and several obligations of all the FHLBanks and are the FHLBanks’ primary source of funds. Deposits, other borrowings, and the proceeds from capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans (known as advances) to its members, to purchase single-family mortgage loans from its members, and to fund other investments. The Bank’s credit services also include letters of credit issued or confirmed on behalf of members. Further, the Bank provides its members with a variety of correspondent banking services, including overnight and term deposit accounts, wire transfer services, securities safekeeping and securities pledging services. Previously, the Bank offered interest rate swaps, caps and floors to its members.

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
     Federal Funds Sold, Securities Purchased Under Agreements to Resell, Loans to Other FHLBanks and Interest-Bearing Deposits. These investments are carried at cost. Substantially all of the Bank's interest-bearing deposits are over the Federal Deposit Insurance Corporation ("FDIC") insurance limit.
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
Prior to the adoption of Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, the Bank evaluated outstanding investment securities classified as held-to-maturity and available-for-sale for other-than-temporary impairment ("OTTI"). In periods prior to 2020, the Bank identified 15 held-to-maturity securities as other-than-temporarily impaired because the present value of cash flows expected to be collected from each of the debt securities was less than the amortized cost basis of the security (any such shortfall was referred to as a “credit loss”). All of these securities were sold during 2023. In instances in which a determination was made that a credit loss existed, the other-than-temporary impairment (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) was separated into (i) the amount of the total impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the total impairment related to all other factors (i.e., the non-credit component). The credit component was recognized in earnings and the non-credit component was recognized in other comprehensive income. The non-credit component recognized in other comprehensive income was accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the held-to-maturity security. Subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security was accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected was accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. Beginning January 1, 2020, accretion was not adjusted for significant increases in expected cash flows.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is doubtful or 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At December 31, 2023 and 2022, cash payments received on non-accrual loans and recorded as a reduction of principal totaled $5,051,000 and $4,569,000, respectively. Government-guaranteed/insured loans are not placed on nonaccrual status.
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
     Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation and amortization. At December 31, 2023 and 2022, the Bank’s accumulated depreciation and amortization relating to premises and equipment was $29,327,000 and $29,576,000, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from 3 to 39 years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1,472,000, $1,526,000 and $1,352,000 during the years ended December 31, 2023, 2022 and 2021, respectively. The Bank includes gains and losses on disposal of premises and equipment, if any, in other income (loss) under the caption “other, net.”
     Computer Software. The cost of purchased computer software, certain costs incurred in developing computer software for internal use, and implementation costs associated with cloud computing arrangements that are service contracts are capitalized and amortized over future periods. As of December 31, 2023 and 2022, the Bank had $9,211,000 and $7,704,000, respectively, in unamortized computer software costs included in other assets. Total software costs charged to expense were $12,968,000, $13,473,000 and $13,149,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Included in these total software costs was amortization of $2,452,000, $3,260,000 and $3,842,000, respectively.
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
     Concessions on Consolidated Obligations. The Bank defers and amortizes, using the level-yield method, the amounts paid to securities dealers in connection with the sale of consolidated obligation bonds over the term to maturity of the related bonds. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $2,314,000 and $2,319,000 at December 31, 2023 and 2022, respectively, and are recorded as a reduction in the balance of consolidated obligation bonds on the statements of condition. Amortization of such concessions is included in consolidated obligation bond interest expense and totaled $2,584,000, $1,090,000 and $1,871,000 during the years ended December 31, 2023, 2022 and 2021, respectively. The Bank charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of the short maturities of these notes. Concessions related to the sale of discount notes totaling $4,275,000, $4,222,000 and $880,000 are included in interest expense on consolidated obligation discount notes in the statements of income for the years ended December 31, 2023, 2022 and 2021, respectively.
     Discounts and Premiums on Consolidated Obligations. The Bank expenses the discounts on consolidated obligation discount notes using the level-yield method over the term to maturity of the related notes. It accretes the discounts and amortizes the premiums on consolidated obligation bonds to expense using the level-yield method over the term to maturity of the bonds.
     Finance Agency and Office of Finance Expenses. The Bank is assessed its proportionate share of the costs of operating the Finance Agency and the Office of Finance. The assessment for the FHLBanks’ portion of the Finance Agency’s operating and capital expenditures is allocated among the FHLBanks based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of all FHLBanks determined as of June 30 of each year. Prior to July 1, 2023, the expenses of the Office of Finance were shared on a pro rata basis with two-thirds based on each FHLBank’s total consolidated obligations outstanding (as of the prior month-end) and one-third divided equally among all of the FHLBanks. Beginning July 1, 2023, the expenses of the Office of Finance are shared on a pro rata basis with two-thirds based on each FHLBank’s total consolidated obligations outstanding (calculated as an average of the prior 12 month-end balances) and one-third divided equally among all of the FHLBanks. These costs are included in the other expense section of the statements of income.
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
During the six months ended June 30, 2023, the Bank modified all of its remaining clearinghouse-traded LIBOR-indexed derivatives (other than those which had either an expiration date or last LIBOR reset date prior to July 1, 2023) to reference SOFR and, in so doing, it elected to apply the optional expedients and exceptions provided by ASU 2020-04 in order to preserve existing hedging relationships. During the three months ended September 30, 2023, the Bank applied some of the expedients and exceptions provided in ASU 2020-04 to its remaining LIBOR-indexed bilateral derivative contracts that fell back to SOFR during that period. These modifications did not have a material impact on the Bank's financial position or results of operations.
While the Bank has no current intentions to do so, it could also elect to apply the expedients and exceptions provided in ASU 2020-04 relating to sales or transfers of held-to-maturity securities.
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
Troubled Debt Restructuring. On March 31, 2022, the FASB issued ASU 2022-02, "Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings ("TDRs") by creditors that have adopted ASU 2016-13 and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. In addition, ASU 2022-02 enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Further, ASU 2022-02 requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases.
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
Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 modifies the reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses. In addition, ASU 2023-07: (i) enhances interim disclosure requirements, (ii) clarifies the circumstances in which an entity can disclose multiple measures of a segment’s profit or loss, (iii) provides new segment disclosure requirements for public entities with a single reportable segment, and (iv) requires that a public entity disclose the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 are to be applied retrospectively to all prior periods presented in the financial statements.
The Bank adopted ASU 2023-07 on January 1, 2024. Beginning with its financial statements for the fiscal year ended December 31, 2024, the Bank will present the disclosures that are applicable to entities with a single reportable segment. ASU 2023-07 will not impact the Bank's financial condition or results of operations.

Note 3—Trading Securities
     Trading securities as of December 31, 2023 and 2022 were comprised solely of U.S. Treasury Notes.
Included in the balance as of December 31, 2023 are U.S. Treasury Notes that were purchased but which had not yet settled as of that date. The aggregate amount due of $149,796,000 is included in other liabilities on the statement of condition at December 31, 2023.
Net gains (losses) on trading securities during the years ended December 31, 2023, 2022 and 2021 included changes in net unrealized holding gain (loss) of $12,009,000, $(17,672,000) and $(6,489,000) for securities that were held on December 31, 2023, 2022 and 2021, respectively.

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$263,673	$494	$—	$264,167
GSE obligations	3,083,853	35,229	4,076	3,115,006
	3,347,526	35,723	4,076	3,379,173
GSE commercial MBS	14,293,018	59,940	41,409	14,311,549
Total	$17,640,544	$95,663	$45,485	$17,690,722
Available-for-sale securities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$274,169	$2,729	$—	$276,898
GSE obligations	3,121,141	50,922	2,963	3,169,100
	3,395,310	53,651	2,963	3,445,998
GSE commercial MBS	11,604,095	81,871	25,507	11,660,459
Total	$14,999,405	$135,522	$28,470	$15,106,457

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $70,460,000 and $58,259,000 at December 31, 2023 and 2022, respectively. Included in the tables above are GSE commercial MBS that were purchased but which had not yet settled as of December 31, 2023 and 2022, respectively. The aggregate amounts due of $148,865,000 and $319,603,000, respectively, are included in other liabilities on the statements of condition at those dates.
The following table summarizes (dollars in thousands) the available-for-sale securities with unrealized losses as of December 31, 2023. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	$—	$—	$73,799	$4,076	$73,799	$4,076
GSE commercial MBS	5,224,152	26,892	851,318	14,517	6,075,470	41,409
Total	$5,224,152	$26,892	$925,117	$18,593	$6,149,269	$45,485

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2023 and 2022 are presented below (in thousands).

	December 31, 2023		December 31, 2022
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Debentures
Due in one year or less	$1,256,186	$1,261,769	$116,190	$116,774
Due after one year through five years	1,967,570	1,991,058	3,075,501	3,120,902
Due after five years through ten years	123,770	126,346	203,619	208,322
	3,347,526	3,379,173	3,395,310	3,445,998
GSE commercial MBS	14,293,018	14,311,549	11,604,095	11,660,459
Total	$17,640,544	$17,690,722	$14,999,405	$15,106,457

Interest Rate Payment Terms. At December 31, 2023 and 2022, all of the Bank’s available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. During the years ended December 31, 2023, 2022 and 2021, there were no sales of available-for-sale securities.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-guaranteed debentures	$374	$1	$—	$375
GSE residential MBS	252,928	55	6,232	246,751
Total	$253,302	$56	$6,232	$247,126

Held-to-maturity securities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	OTTI Recorded in AOCI	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$1,121	$—	$1,121	$5	$—	$1,126
Mortgage-backed securities
GSE residential MBS	287,757	—	287,757	175	5,247	282,685
Non-agency residential MBS	29,224	3,428	25,796	6,088	1,322	30,562
	316,981	3,428	313,553	6,263	6,569	313,247
Total	$318,102	$3,428	$314,674	$6,268	$6,569	$314,373
In the tables above, amortized cost includes premiums, discounts and, as of December 31, 2022, the credit portion of OTTI recorded prior to January 1, 2020. Amortized cost excludes accrued interest of $404,000 and $411,000 at December 31, 2023 and 2022, respectively.
 Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2023 and 2022 are presented below (in thousands). The expected maturities of some debentures could differ from the contractual maturities presented because issuers may have the right to call such debentures prior to their final stated maturities.

	December 31, 2023			December 31, 2022
Maturity	Amortized Cost	Carrying Value	Estimated Fair Value	Amortized Cost	Carrying Value	Estimated Fair Value
Debentures
Due in one year or less	$374	$374	$375	$—	$—	$—
Due after one year through five years	—	—	—	1,121	1,121	1,126
	374	374	375	1,121	1,121	1,126
Mortgage-backed securities	252,928	252,928	246,751	316,981	313,553	313,247
Total	$253,302	$253,302	$247,126	$318,102	$314,674	$314,373

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $57,000 and $62,000 at December 31, 2023 and 2022, respectively.
     Interest Rate Payment Terms. At December 31, 2023 and 2022, all of the Bank's held-to-maturity securities were variable-rate securities. All of the Bank’s variable-rate MBS classified as held-to-maturity securities were collateralized mortgage obligations which have coupon rates that are subject to interest rate caps, none of which were reached during the years ended December 31, 2023 or 2022.
Sales of Securities. During the year ended December 31, 2023, the Bank sold all of its non-agency residential MBS investments. At the time of the sale, the amortized cost of the securities (determined by the specific identification method) was $27,944,000. Proceeds from the sales totaled $29,025,000, resulting in realized gains of $1,081,000. During the year ended December 31, 2022, the Bank sold held-to-maturity securities with an amortized cost (determined by the specific identification method) of $100,238,000. Proceeds from the sales totaled $100,365,000, resulting in realized gains of $127,000. For each of the securities sold during 2023 and 2022, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no sales of held-to-maturity securities during the year ended December 31, 2021.

Note 6—Advances
Redemption Terms. At December 31, 2023 and 2022, the Bank had advances outstanding at interest rates ranging from 0.39 percent to 8.27 percent and from 0.26 percent to 8.27 percent, respectively, as summarized below (dollars in thousands).

	2023		2022
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$14,121	4.80%
Due in one year or less	44,567,898	5.36	48,037,478	4.54
Due after one year through two years	4,689,293	4.40	1,601,879	2.98
Due after two years through three years	6,435,369	4.48	1,877,716	3.17
Due after three years through four years	12,535,123	3.58	1,454,293	3.73
Due after four years through five years	5,776,581	5.06	6,683,504	2.94
Due after five years through fifteen years	6,228,089	3.45	9,736,049	3.27
Due after fifteen years	28,254	2.39	31,779	2.35
Total par value	80,260,607	4.78%	69,436,819	4.12%
Deferred net prepayment fees	(3,079)		(4,306)
Commitment fees	(32)		(35)
Hedging adjustments	(305,641)		(510,609)
Total	$79,951,855		$68,921,869
Advances presented in the table above exclude accrued interest of $295,802,000 and $198,313,000 at December 31, 2023 and 2022, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At December 31, 2023 and 2022, the Bank had aggregate prepayable and callable advances totaling $6,237,407,000 and $6,472,357,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.
The following table summarizes advances outstanding at December 31, 2023 and 2022, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	2023	2022
Overdrawn demand deposit accounts	$—	$14,121
Due in one year or less	49,152,564	54,039,078
Due after one year through two years	4,125,832	1,265,164
Due after two years through three years	5,816,165	1,068,233
Due after three years through four years	12,279,074	781,633
Due after four years through five years	2,688,446	6,394,892
Due after five years	6,198,526	5,873,698
Total par value	$80,260,607	$69,436,819
The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2023 and 2022, the Bank had putable advances outstanding totaling $5,130,000,000 and $5,483,000,000, respectively.

The following table summarizes advances at December 31, 2023 and 2022, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	2023	2022
Overdrawn demand deposit accounts	$—	$14,121
Due in one year or less	48,325,898	51,605,479
Due after one year through two years	5,213,793	2,161,879
Due after two years through three years	6,415,369	2,407,716
Due after three years through four years	12,947,623	1,454,293
Due after four years through five years	5,416,331	6,828,504
Due after five years	1,941,593	4,964,827
Total par value	$80,260,607	$69,436,819
     Credit Concentrations. Due to the composition of its shareholders, the Bank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, savings institutions and credit unions. At December 31, 2023, the Bank had advances of $24,000,000,000 outstanding to its largest borrower, Charles Schwab Bank SSB, which represented approximately 29.9 percent of total advances outstanding at that date. In addition, at that same date, the Bank had advances of $2,400,000,000 outstanding to Charles Schwab Premier Bank, an affiliate of Charles Schwab Bank SSB, which represented approximately 3.0 percent of total advances outstanding as of December 31, 2023. For the year ended December 31, 2023, interest income on advances to Charles Schwab Bank SSB and Charles Schwab Premier Bank totaled $1,541,626,000 (26.9 percent of total interest income on advances) and $269,274,000 (4.7 percent of total interest income on advances), respectively. At December 31, 2022, the Bank had advances of $10,000,000,000 outstanding to its largest borrower, Charles Schwab Bank SSB, which represented approximately 14.4 percent of total advances outstanding at that date. In addition, at that same date, the Bank had advances of $2,400,000,000 outstanding to Charles Schwab Premier Bank, which represented approximately 3.5 percent of total advances outstanding as of December 31, 2022. For the year ended December 31, 2022, interest income on advances to Charles Schwab Bank SSB and Charles Schwab Premier Bank totaled $92,443,000 (8.7 percent of total interest income on advances) and $12,765,000 (1.2 percent of total interest income on advances), respectively. At December 31, 2021, the Bank had advances of $3,148,133,000 outstanding to its largest borrower, American General Life Insurance Company, which represented approximately 12.9 percent of total advances outstanding at that date. Interest income on advances to American General Life Insurance Company totaled $8,526,000 (7.1 percent of total interest income on advances) for the year ended December 31, 2021. Interest income on advances to Simmons Bank, the Bank's fifth largest borrower as of December 31, 2021 with outstanding advances of $1,305,533,000 (representing 5.3 percent of total advances outstanding at that date), totaled $18,678,000 (15.6 percent of total interest income on advances) for the year ended December 31, 2021. No other borrower represented more than 10 percent of advances outstanding at December 31, 2023, 2022 or 2021 or more than 10 percent of interest income on advances for the years ended December 31, 2023, 2022 or 2021.
     Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at December 31, 2023 and 2022 (in thousands):

	2023	2022
Fixed-rate
Due in one year or less	$40,590,309	$38,537,518
Due after one year	29,984,969	15,418,892
Total fixed-rate	70,575,278	53,956,410
Variable-rate
Due in one year or less	3,977,589	9,514,081
Due after one year	5,707,740	5,966,328
Total variable-rate	9,685,329	15,480,409
Total par value	$80,260,607	$69,436,819
At December 31, 2023 and 2022, 76 percent and 40 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
     Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. As discussed in Note 1, the Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. Gross advance prepayment fees received from members/borrowers during the years ended December 31, 2023, 2022 and 2021 were $1,973,000, $5,815,000 and $15,059,000, respectively. During the year ended December 31, 2021, the Bank deferred $653,000 of the gross advance prepayment fees received during that year. None of the gross advance prepayment fees received during the years ended December 31, 2023 or 2022 were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. During the year ended December 31, 2022, seven symmetrical prepayment advances with an aggregate par value of $42,153,000 were prepaid. The total difference by which the par values of these advances exceeded their fair values, less the make-whole amounts, totaled $1,350,000 and was recorded in prepayment fees on the advances, net of the associated hedging adjustments on the advances. There were no prepayments of symmetrical prepayment advances for which the par values of the advances exceeded their fair values, less the make-whole amounts, during the years ended December 31, 2023 or 2021.
Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the MPF program (see Note 1). Under the MPF program, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans Affairs (“DVA”)) during the period from 1998 to mid-2003. The Bank resumed acquiring conventional mortgage loans under this program in 2016. Since 2016, all of the acquired mortgage loans were originated by certain of the Bank's member institutions that participate in the MPF program ("Participating Financial Institutions" or “PFIs”) and the Bank acquired a 100 percent interest in such loans. For loans that were acquired from its members during the period from 1998 to mid-2003, the Bank retained title to the mortgage loans, subject to any participation interest in such loans that was sold to the FHLBank of Chicago; the interest in these loans that was retained by the Bank ranged from 1 percent to 49 percent. Additionally, during the period from 1998 to 2000, the Bank also acquired from the FHLBank of Chicago a percentage interest (ranging up to 75 percent) in certain MPF loans originated by PFIs of other FHLBanks. The Bank manages the liquidity, interest rate and prepayment risk of these loans, while the PFIs or their designees retain the servicing activities. The Bank and the PFIs share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the First Loss Account (“FLA”), and the PFIs assuming credit losses in excess of the FLA, up to the amount of the credit enhancement obligation as specified in the master agreement (“Second Loss Credit Enhancement”). The Bank assumes all losses in excess of the Second Loss Credit Enhancement. The following table presents information as of December 31, 2023 and 2022 for mortgage loans held for portfolio (in thousands):

	2023	2022
Fixed-rate medium-term* single-family mortgages	$108,718	$115,466
Fixed-rate long-term single-family mortgages	4,932,497	4,233,023
Premiums	66,823	64,067
Discounts	(18,730)	(17,140)
Deferred net derivative gains associated with mortgage delivery commitments	7,102	4,624
Total mortgage loans held for portfolio	5,096,410	4,400,040
Less: allowance for credit losses on mortgage loans	(7,768)	(4,865)
Total mortgage loans held for portfolio, net of allowance for credit losses	$5,088,642	$4,395,175
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $31,054,000 and $22,838,000 at December 31, 2023 and 2022, respectively.
The unpaid principal balance of mortgage loans held for portfolio at December 31, 2023 and 2022 was comprised of conventional loans totaling $5,035,553,000 and $4,341,686,000, respectively, and government-guaranteed/insured loans totaling $5,662,000 and $6,803,000, respectively.
PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement obligation varies depending upon the MPF product type. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as a reduction to mortgage loan interest income when paid by the Bank. During the years ended December 31, 2023, 2022 and 2021, mortgage loan interest income was reduced by CE fees totaling $2,470,000, $2,186,000 and $1,858,000, respectively. The Bank also pays performance-based CE fees that are based on the actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed accrued performance-based CE fees, the remaining losses may be recovered from future performance-based CE fees payable to the PFI. During the years ended December 31, 2023, 2022 and 2021, performance-based CE fees that were forgone and not paid to the Bank’s PFIs totaled $1,000, $3,000 and $26,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Advances	$295,802	$198,313
Investment securities
Trading	9,734	962
Available-for-sale	70,460	58,259
Held-to-maturity	404	411
Mortgage loans held for portfolio	31,054	22,838
Interest-bearing deposits	9,425	5,634
Securities purchased under agreements to resell	6,530	2,914
Federal funds sold	2,834	2,351
Total	$426,243	$291,682

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities sold under agreements to repurchase. These investments provide short-term liquidity and are carried at amortized cost. At December 31, 2023, all investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell were repaid according to the contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at December 31, 2023.
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
At December 31, 2023, the gross unrealized losses on the Bank’s available-for-sale and held-to-maturity securities were $45,485,000 and $6,232,000, respectively, all of which related to securities that are issued and guaranteed by GSEs.
As of December 31, 2023, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE commercial MBS ("CMBS") and GSE residential MBS ("RMBS") were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through December 31, 2023, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in August 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at December 31, 2023 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in these investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank's amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its U.S. government-guaranteed and GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at December 31, 2023.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at December 31, 2023.
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
    Advances and Other Extensions of Credit to Members. In accordance with federal statutes, including the FHLB Act, the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other extensions of credit to protect against losses. The Bank makes advances and otherwise extends credit only against eligible collateral, as defined by regulation. Eligible collateral includes whole first mortgages on improved residential real property (not more than 90 days delinquent), or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies, including mortgage-backed and other debt securities issued or guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”); term deposits in the Bank; and other real estate-related collateral acceptable to the Bank, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In the case of Community Financial Institutions (which for 2023 included all FDIC-insured institutions with average total assets as of December 31, 2022, 2021 and 2020 of less than $1.417 billion), the Bank may also accept as eligible collateral secured small business, small farm and small agribusiness loans, securities representing a whole interest in such loans, and secured loans for community development activities. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. The Bank has procedures in place for validating the reasonableness of its collateral valuations. In addition, collateral verifications and on-site reviews are performed based on the risk profile of the borrower.
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
On at least a quarterly basis, the Bank evaluates all outstanding extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at December 31, 2023 or 2022.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its extensions of credit to members/borrowers. At December 31, 2023 and 2022, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At December 31, 2023 and 2022, the Bank did not have any advances that were past due or on nonaccrual status.
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
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at December 31, 2023 and 2022 (dollars in thousands).

	December 31, 2023
	Conventional Loans Originated Prior to 2019	Conventional Loans Originated in 2019-2023	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$7,926	$39,417	$47,343	$222	$47,565
60-89 days delinquent	2,796	14,736	17,532	15	17,547
90 days or more delinquent	4,261	10,915	15,176	62	15,238
Total past due	14,983	65,068	80,051	299	80,350
Total current loans	371,320	4,639,360	5,010,680	5,380	5,016,060
Total mortgage loans	$386,303	$4,704,428	$5,090,731	$5,679	$5,096,410

	December 31, 2022
	Conventional Loans Originated Prior to 2018	Conventional Loans Originated in 2018-2022	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$3,605	$33,213	$36,818	$175	$36,993
60-89 days delinquent	477	6,701	7,178	45	7,223
90 days or more delinquent	3,512	10,537	14,049	56	14,105
Total past due	7,594	50,451	58,045	276	58,321
Total current loans	160,632	4,174,538	4,335,170	6,549	4,341,719
Total mortgage loans	$168,226	$4,224,989	$4,393,215	$6,825	$4,400,040

_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at December 31, 2023 and 2022 (dollars in thousands).

	December 31, 2023			December 31, 2022
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$3,404	$19	$3,423	$5,030	$—	$5,030
Serious delinquency rate (2)	0.3%	1.1%	0.3%	0.3%	0.8%	0.3%
Past due 90 days or more and still accruing interest (3)	$—	$62	$62	$—	$56	$56
Nonaccrual loans (4)	$21,105	$—	$21,105	$19,420	$—	$19,420
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at December 31, 2023.
The Bank's other assets included $705,000 and $429,000 of real estate owned at December 31, 2023 and 2022, respectively.
In certain circumstances, the Bank enters into loan modifications that allow borrowers who are experiencing financial difficulty to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. During year ended December 31, 2023, both the aggregate unpaid principal balance of loans that were modified and payment defaults on loans that had been modified within the previous 12 months were insignificant.
The Bank individually reviews each seriously delinquent mortgage loan for credit losses. At December 31, 2023 and 2022, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at December 31, 2023 was $7,768,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$4,865	$3,124	$3,925
Provision (reversal) for credit losses	2,903	1,741	(801)
Balance, end of year	$7,768	$4,865	$3,124
With the onset of the COVID-19 pandemic in early 2020, the Bank applied a more adverse set of assumptions in developing its estimate of the allowance for credit losses, not fully knowing the impact that this unprecedented event could have on its mortgage loan portfolio. As the expected impact of the pandemic on its mortgage loan portfolio became clearer in 2021, the Bank’s credit loss estimates were revised downward and, correspondingly, its allowance for credit losses was reduced. The increase in the allowance for credit losses in 2023 and 2022 was due primarily to the growth in the Bank’s mortgage loan portfolio.

Note 10—Deposits
The Bank offers demand and overnight deposits for members and qualifying non-members. In addition, the Bank offers short-term interest-bearing deposit programs to members and qualifying non-members. Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate, or a stepped fixed rate schedule, that is determined on the issuance date of the deposit. The weighted average interest rates paid on average outstanding deposits were 5.00 percent, 1.45 percent and 0.02 percent during 2023, 2022 and 2021, respectively. None of the deposits are federally insured. For additional information regarding other interest-bearing deposits, see Note 14.

The following table details interest-bearing and non-interest bearing deposits as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Interest-bearing
Demand and overnight	$1,404,355	$1,319,569
Term	23,487	18,571
Non-interest bearing (other)	1	20
Total deposits	$1,427,843	$1,338,160

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
The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.204 trillion and $1.182 trillion at December 31, 2023 and 2022, respectively. The Bank was the primary obligor on approximately $119.8 billion and $109.1 billion (at par value), respectively, of these consolidated obligations. Regulations require each of the FHLBanks to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S. government; obligations, participations, mortgages, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLB Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
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

     Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at December 31, 2023 and 2022 (in thousands, at par value).

	2023	2022
Fixed-rate	$69,150,410	$38,510,775
Variable-rate SOFR-indexed	35,499,000	15,054,500
Step-up	6,445,750	8,861,750
Step-down	15,000	15,000
Total par value	$111,110,160	$62,442,025
At December 31, 2023 and 2022, 94 percent and 93 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.
Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at December 31, 2023 and 2022, by contractual maturity (dollars in thousands):

	2023		2022
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$79,593,685	4.99%	$26,138,655	3.99%
Due after one year through two years	8,366,470	3.25	10,310,105	2.04
Due after two years through three years	10,524,685	1.52	5,795,470	2.19
Due after three years through four years	6,076,530	2.39	9,494,685	1.03
Due after four years through five years	2,744,660	3.82	5,772,740	2.16
Due after five years	3,804,130	2.10	4,930,370	1.80
Total par value	111,110,160	4.25%	62,442,025	2.71%
Premiums	15,026		17,563
Discounts	(1,351)		(2,451)
Debt issuance costs	(2,314)		(2,319)
Hedging adjustments	(1,585,314)		(2,508,360)
Total	$109,536,207		$59,946,458
At December 31, 2023 and 2022, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	2023	2022
Non-callable bonds	$53,052,780	$26,010,480
Callable bonds	58,057,380	36,431,545
Total par value	$111,110,160	$62,442,025
The following table summarizes the Bank’s consolidated obligation bonds outstanding at December 31, 2023 and 2022, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	2023	2022
Due in one year or less	$104,490,185	$56,752,700
Due after one year through two years	2,362,870	2,669,560
Due after two years through three years	2,282,685	593,970
Due after three years through four years	1,218,630	1,232,685
Due after four years through five years	629,660	820,740
Due after five years	126,130	372,370
Total par value	$111,110,160	$62,442,025

     Discount Notes. At December 31, 2023 and 2022, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate
December 31, 2023	$8,598,022	$8,658,784	5.10%
December 31, 2022	$46,270,265	$46,634,885	3.96%

Note 12—Affordable Housing Program
Section 10(j) of the FHLB Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below market interest rate advances to members who use the funds to assist with the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank provides subsidies under its AHP solely in the form of direct grants. Annually, each FHLBank must set aside for the AHP 10 percent of its current year’s income before charges for AHP (as adjusted for interest expense on mandatorily redeemable capital stock), subject to a collective minimum contribution for all 11 FHLBanks of $100 million. The exclusion of interest expense on mandatorily redeemable capital stock is required pursuant to a Finance Agency regulatory interpretation. If the result of the aggregate 10 percent calculation is less than $100 million for all 11 FHLBanks, then the FHLB Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP to the sum of the income before AHP of all of the FHLBanks provided, however, that each FHLBank’s required annual AHP contribution is limited to its annual net earnings before the contribution. There was no shortfall during the years ended December 31, 2023, 2022 or 2021. If a FHLBank determines that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. No FHLBank applied for a suspension of its AHP contributions in 2023, 2022 or 2021.
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
The following table summarizes the changes in the Bank’s AHP liability during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Balance, beginning of year	$76,794	$60,133	$63,153
AHP assessment	97,206	35,268	18,266
Grants funded, net of recaptured amounts	(23,569)	(18,607)	(21,286)
Balance, end of year	$150,431	$76,794	$60,133
Note 13—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of December 31, 2023 or 2022.
The Bank's derivative transactions are executed either bilaterally or, if required, cleared through a third-party central clearinghouse. The Bank has entered into master agreements with each of its bilateral derivative counterparties that provide for the netting of all transactions with each of these counterparties. Under its master agreements with its non-member bilateral derivative counterparties, collateral is delivered (or returned) daily when certain thresholds (ranging from $50,000 to $500,000) are met. The Bank offsets the fair value amounts recognized for bilaterally traded derivatives executed with the same counterparty, including any cash collateral remitted to or received from the counterparty. Prior to September 1, 2022, the Bank was subject only to variation margin requirements associated with its bilaterally traded derivatives. Under new rules that took effect on September 1, 2022, the Bank became subject to initial margin requirements for bilaterally traded derivatives that are transacted on and after that date provided certain thresholds are met. During the period from September 1, 2022 through December 31, 2022, the Bank was not required to post any initial margin relating to its bilaterally traded derivatives. As further described in the table below, the Bank was required to post initial margin relating to its bilaterally traded derivatives during the year ended December 31, 2023.
For derivative transactions with its members, the Bank requires the member to post eligible collateral in an amount equal to the sum of the net market value of the member’s derivative transactions with the Bank (if the value is positive to the Bank) plus a percentage of the notional amount of any interest rate swaps, with market values determined on at least a monthly basis. Eligible collateral for derivative transactions with members consists of collateral that is eligible to secure advances and other obligations under the member's Advances and Security Agreement with the Bank. The Bank is not required to pledge collateral to its members to secure derivative positions.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of December 31, 2023 and 2022 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
December 31, 2023

Assets

Derivatives
Bilateral derivatives	$760,465	$(744,226)	$16,239	$(3,644)	(2)	$12,595
Cleared derivatives	7,775	(6,410)	1,365	—		1,365
Total derivatives	768,240	(750,636)	17,604	(3,644)		13,960
Securities purchased under agreements to resell	14,750,000	—	14,750,000	(14,750,000)		—

Total assets	$15,518,240	$(750,636)	$14,767,604	$(14,753,644)		$13,960

Liabilities

Derivatives
Bilateral derivatives	$1,780,309	$(1,767,740)	$12,569	$(1,061)	(2)	$11,508
Cleared derivatives	13,892	(4,886)	9,006	(9,006)	(3)	—

Total liabilities	$1,794,201	$(1,772,626)	$21,575	$(10,067)		$11,508

December 31, 2022

Assets

Derivatives
Bilateral derivatives	$538,743	$(528,258)	$10,485	$(30)	(2)	$10,455
Cleared derivatives	33,080	(16,676)	16,404	—		16,404
Total derivatives	571,823	(544,934)	26,889	(30)		26,859
Securities purchased under agreements to resell	12,200,000	—	12,200,000	(12,200,000)		—

Total assets	$12,771,823	$(544,934)	$12,226,889	$(12,200,030)		$26,859

Liabilities

Derivatives
Bilateral derivatives	$2,477,561	$(2,471,480)	$6,081	$—		$6,081
Cleared derivatives	17,206	(16,385)	821	(821)	(3)	—

Total liabilities	$2,494,767	$(2,487,865)	$6,902	$(821)		$6,081

_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Consists of collateral pledged by member counterparties and securities received or pledged as a result of the initial margin requirements imposed upon the Bank and its bilateral counterparties. The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank's or the counterparties' uncleared exposure. At December 31, 2023, the Bank had pledged excess non-cash collateral with a fair value of $120,667,000 and the Bank had received excess non-cash collateral with a fair value of $81,340,000 from its bilateral counterparties.
(3)    Consists of securities pledged by the Bank. In addition to the amounts needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $758,362,000 and $433,935,000 at December 31, 2023 and 2022, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
All of the Bank's available-for-sale securities are fixed-rate agency and U.S. government-guaranteed debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, substantially all of which are designated as fair value hedges. For the fair value hedges that were entered into during 2023 and 2022, the Bank measures the change in the fair value of the available-for-sale securities on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.
 The Bank's trading securities include fixed-rate and variable-rate U.S. Treasury Notes and, at times, U.S. Treasury Bills. To convert some of its fixed-rate U.S. Treasury Notes and, at times, some of its U.S. Treasury Bills to a short-term floating rate, the Bank has entered into fixed-for-floating interest rate exchange agreements indexed to either the overnight index swap ("OIS") rate or SOFR. These derivatives are treated as economic hedges.
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
Intermediation — In the past, the Bank offered interest rate exchange agreements to its members to assist them in meeting their hedging needs. In these transactions, the Bank acts as an intermediary for its members by entering into an interest rate exchange agreement with a member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s approved derivative counterparties. All interest rate exchange agreements related to the Bank’s intermediary activities with its members are accounted for as economic hedges.
      Other — From time to time, the Bank may enter into derivatives to hedge risks to its earnings that are not directly linked to specific assets, liabilities or forecasted transactions. These derivatives are treated as economic hedges.

Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at December 31, 2023 and 2022 (in thousands).

	December 31, 2023			December 31, 2022
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$52,539,282	$78,178	$70,360	$19,404,622	$133,486	$17,583
Available-for-sale securities (1)	17,987,464	138,600	66,469	15,846,428	166,294	4,161
Consolidated obligation bonds (1)	70,233,175	258,148	1,654,346	43,766,005	4,681	2,457,104
Consolidated obligation discount notes (2)	1,066,000	49	116	1,066,000	1,733	—
Total derivatives designated as hedging instruments	141,825,921	474,975	1,791,291	80,083,055	306,194	2,478,848
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	1,108,500	238	—	2,000,000	61	—
Available-for-sale securities	2,049	—	—	3,025	4	—
Mortgage loans held for portfolio	812,975	3,690	2,028	588,000	3,471	79
Consolidated obligation bonds	1,021,445	8,401	474	372,445	60	865
Consolidated obligation discount notes	1,521,000	19	104	3,402,000	71	188
Trading securities	400,000	—	146	—	—	—
Counterparty exposure	15,300,000	275,027	—	16,300,000	257,313	13,201
Intermediary transactions	18,558	123	108	78,558	177	888
Other	400,000	—	50	425,000	—	663
Interest rate swaptions
Available-for-sale securities	1,150,000	3,058	—	1,150,000	4,456	—
Mortgage loans held for portfolio	550,000	2,642	—	—	—	—
Mortgage delivery commitments	14,410	67	—	8,473	—	19
Interest rate caps
Intermediary transactions	—	—	—	40,000	16	16
Total derivatives not designated as hedging instruments	22,298,937	293,265	2,910	24,367,501	265,629	15,919
Total derivatives before collateral and netting adjustments	$164,124,858	768,240	1,794,201	$104,450,556	571,823	2,494,767
Cash collateral and related accrued interest		(14,738)	(1,038,247)		9,861	(1,933,359)
Cash received or remitted in excess of variation margin requirements		120	1,639		(291)	(2)
Netting adjustments		(736,018)	(736,018)		(554,504)	(554,504)
Total collateral and netting adjustments(3)		(750,636)	(1,772,626)		(544,934)	(2,487,865)
Net derivative balances reported in statements of condition		$17,604	$21,575		$26,889	$6,902
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the years ended December 31, 2023, 2022 and 2021 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Year ended December 31, 2023

Total amount of the financial statement line item	$5,734,400	$993,496	$(5,453,341)	$(1,775,820)	$(73,677)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$421,682	$117,144	$(237,947)	$—	$—
Hedged items	199,811	305,821	(883,252)	—	—
Net gains (losses) on fair value hedging relationships	$621,493	$422,965	$(1,121,199)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$28,717	$(28,717)
Recognized in OCI	—	—	—	—	8,612
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$28,717	$(20,105)

Year ended December 31, 2022

Total amount of the financial statement line item	$1,070,013	$397,823	$(888,774)	$(470,740)	$(244)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$758,156	$1,470,182	$(2,379,685)	$—	$—
Hedged items	(746,421)	(1,507,918)	2,235,081	—	—
Net gains (losses) on fair value hedging relationships	$11,735	$(37,736)	$(144,604)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(5,711)	$5,711
Recognized in OCI	—	—	—	—	126,793
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(5,711)	$132,504

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Year ended December 31, 2021

Total amount of the financial statement line item	$119,754	$151,684	$(70,916)	$(29,635)	$135,510

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$235,243	$473,271	$(200,839)	$—	$—
Hedged items	(335,583)	(749,714)	401,649	—	—
Net gains (losses) on fair value hedging relationships	$(100,340)	$(276,443)	$200,810	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$(22,345)	$22,345
Recognized in OCI	—	—	—	—	42,418
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$(22,345)	$64,763
For the years ended December 31, 2023, 2022 and 2021, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At December 31, 2023, $29,440,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 6.1 years.
The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of December 31, 2023 and 2022 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
December 31, 2023
Advances	$53,387,467	$(283,161)	$(22,480)	$(305,641)
Available-for-sale securities	17,640,544	(604,482)	(12,031)	(616,513)
Consolidated obligation bonds	(69,859,709)	1,579,847	5,467	1,585,314

December 31, 2022
Advances	18,917,426	(514,280)	3,671	(510,609)
Available-for-sale securities	14,999,406	(940,566)	(9,978)	(950,544)
Consolidated obligation bonds	(41,373,828)	2,508,704	(344)	2,508,360
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.

The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Gain (Loss) Recognized in Other Income (Loss) for the Year Ended December 31,
	2023	2022	2021
Derivatives not designated as hedging instruments
Interest rate swaps	$15,145	$(8,490)	$(10,256)
Net interest income (expense) on interest rate swaps	831	(4,861)	5,542
Interest rate swaptions	(3,688)	(11,536)	5,307
Mortgage delivery commitments	3,338	(306)	(1,848)
Total net gain (loss) related to derivatives not designated as hedging instruments	15,626	(25,193)	(1,255)
Price alignment amount on variation margin for daily settled derivative contracts(1)	15,068	2,377	3
Net gains (losses) on derivatives and hedging activities reported in other income (loss)	$30,694	$(22,816)	$(1,252)
________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.
Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy and Finance Agency regulations. Approximately 47 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of December 31, 2023, the notional balance of cleared transactions outstanding totaled $76.9 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions (as of December 31, 2023, the notional balance of outstanding transactions with non-member bilateral counterparties and member counterparties (including mortgage delivery commitments) totaled $87.2 billion and $0.02 billion, respectively). Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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
The Bank’s Member Products and Credit Policy provides that the Bank may periodically repurchase a portion of members’ excess capital stock. The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during 2023, 2022 and 2021, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For the repurchases that occurred during 2023, 2022 and 2021, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). During the years ended December 31, 2023, 2022 and 2021, the Bank repurchased surplus stock totaling $1,393,337,000, $469,798,000 and $153,087,000, respectively, none of which was classified as mandatorily redeemable capital stock at the time of repurchase. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
Concurrent with the quarterly repurchases of surplus stock that occurred in 2023, 2022 and 2021, the Bank also repurchased all excess stock held by non-member shareholders as of the repurchase dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $3,926,000, $10,163,000 and $7,049,000, respectively.
The following table presents total excess stock at December 31, 2023 and 2022 (in thousands).

	2023	2022
Excess stock
Capital stock	$1,012,007	$761,005
Mandatorily redeemable capital stock	50	2,237
Total	$1,012,057	$763,242
Under the Finance Agency’s regulations, the Bank is subject to three capital requirements. First, the Bank must maintain at all times permanent capital (defined under the Finance Agency’s rules and regulations as retained earnings and all Class B stock regardless of its classification for financial reporting purposes) in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank must, at all times, maintain total capital in an amount at least equal to 4.0 percent of its total assets (capital-to-assets ratio). For the Bank, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Finally, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general reserves at December 31, 2023 or 2022. Under the regulatory definitions, total capital and permanent capital exclude AOCI. Additionally, mandatorily redeemable capital stock is considered capital for purposes of determining the Bank’s compliance with its regulatory capital requirements.

At all times during the three years ended December 31, 2023, the Bank was in compliance with the aforementioned capital requirements. The following table summarizes the Bank’s compliance with the Finance Agency’s capital requirements as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023		December 31, 2022
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,496,484	$7,150,877	$1,034,303	$5,826,004
Total capital	$5,130,584	$7,150,877	$4,573,942	$5,826,004
Total capital-to-assets ratio	4.00%	5.58%	4.00%	5.09%
Leverage capital	$6,413,231	$10,726,316	$5,717,428	$8,739,006
Leverage capital-to-assets ratio	5.00%	8.36%	5.00%	7.64%
Pursuant to an Advisory Bulletin issued by the Finance Agency, the Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each month end in 2023, 2022 and 2021.
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
At December 31, 2023, the Bank had $506,000 in outstanding capital stock subject to mandatory redemption held by 3 institutions. As of December 31, 2022, the Bank had $7,453,000 in outstanding capital stock subject to mandatory redemption held by 4 institutions. These amounts are classified as liabilities in the statements of condition. During the years ended December 31, 2023, 2022 and 2021, dividends on mandatorily redeemable capital stock in the amount of $406,000, $169,000 and $17,000, respectively, were recorded as interest expense in the statements of income.
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
The following table summarizes the Bank’s mandatorily redeemable capital stock at December 31, 2023 by year of earliest mandatory redemption (in thousands). The earliest mandatory redemption reflects the earliest time at which the Bank is required to redeem the shareholder’s capital stock, and is based on the assumption that the activities associated with the activity-based stock have concluded by the time the notice of redemption or withdrawal expires.

2027	$456
2028	50
Total	$506
The following table summarizes the Bank’s mandatorily redeemable capital stock activity during 2023, 2022 and 2021 (in thousands).

Balance, January 1, 2021	$13,864
Capital stock that became subject to mandatory redemption during the year	40
Redemption/repurchase of mandatorily redeemable capital stock	(7,294)
Mandatorily redeemable capital stock issued during the year	22
Stock dividends classified as mandatorily redeemable	25
Balance, December 31, 2021	6,657
Capital stock that became subject to mandatory redemption during the year	11,051
Redemption/repurchase of mandatorily redeemable capital stock	(10,468)
Mandatorily redeemable capital stock issued during the year	13
Stock dividends classified as mandatorily redeemable	200
Balance, December 31, 2022	7,453
Capital stock that became subject to mandatory redemption during the year	3,489
Redemption/repurchase of mandatorily redeemable capital stock	(10,900)
Stock dividends classified as mandatorily redeemable	464
Balance, December 31, 2023	$506
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

The following table provides the number of institutions that held mandatorily redeemable capital stock and the number that submitted a withdrawal notice or otherwise initiated a termination of their membership and the number of terminations completed during 2023, 2022 and 2021:

	2023	2022	2021
Number of institutions, beginning of year	4	3	6
Due to mergers and acquisitions	2	3	—
Due to liquidation	—	—	1
Terminations completed during the year	(3)	(2)	(4)
Number of institutions, end of year	3	4	3
The Bank did not receive any stock redemption notices in 2023, 2022 or 2021.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2022. The Bank's contributions for the year ended December 31, 2021 represented 3.6 percent of the total contributions to the plan for the plan year ended June 30, 2022.
The following table presents the Bank's net pension cost and its funded status, as well as the funded status of the Pentegra DB Plan (dollars in thousands, including amounts presented in the footnotes to the table).

	2023		2022		2021
Net pension cost charged to compensation and benefit expense for the year ended December 31	$10,551		$3,679		$7,677
Pentegra DB Plan funded status as of July 1	113.6%	(a)	119.1%	(b)	130.6%
Bank's funded status as of July 1	121.4%		116.2%		123.5%
____________
(a)    The Pentegra DB Plan's funded status as of July 1, 2023 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2023 through March 15, 2024. Contributions made during the period from July 1, 2023 through March 15, 2024 and designated for the plan year ended June 30, 2023 will be included in the final valuation as of July 1, 2023. The final funded status as of July 1, 2023 will not be available until the Form 5500 for the plan year July 1, 2023 through June 30, 2024 is filed (this Form 5500 is due to be filed no later than April 2025).
(b)    The Pentegra DB Plan's funded status as of July 1, 2022 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2022 through March 15, 2023. Contributions made during the period from July 1, 2022 through March 15, 2023 and designated for the plan year ended June 30, 2022 will be included in the final valuation as of July 1, 2022. The final funded status as of July 1, 2022 will not be available until the Form 5500 for the plan year July 1, 2022 through June 30, 2023 is filed (this Form 5500 is due to be filed no later than April 2024).
Substantially all employees are eligible to participate in the FHLBank of Dallas 401(k) Retirement Plan (the "FHLB Dallas DC Plan"), a tax-qualified defined contribution plan. The Bank’s contributions to the FHLB Dallas DC Plan are equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2023, 2022 and 2021, the Bank contributed $1,897,000, $1,822,000 and $1,911,000, respectively, to this plan.
Additionally, the Bank maintains a non-qualified deferred compensation plan that is available to some employees, which is, in substance, an unfunded supplemental retirement plan. The Bank’s liability, which consists of the accumulated employee compensation deferrals, accrued earnings (or losses) on those deferrals and matching Bank contributions corresponding to the contribution percentages applicable to the defined contribution plan, was $11,037,000 and $9,549,000 at December 31, 2023 and 2022, respectively. Compensation and benefits expense includes accrued earnings (or losses) on deferred employee compensation and Bank contributions totaling $1,568,000, $(1,407,000) and $1,382,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
The Bank's non-qualified deferred compensation plan is also available to all of its directors. The Bank’s liability for directors' deferred compensation, which consists of the accumulated compensation deferrals (representing directors’ fees) and the accrued earnings (or losses) on those deferrals, was $3,551,000 and $3,171,000 at December 31, 2023 and 2022, respectively. Other operating expense includes accrued earnings (or losses) on deferred director compensation totaling $328,000, $(347,000) and $296,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
The Bank maintains a Special Non-Qualified Deferred Compensation Plan (the “SERP”), a defined contribution plan that was established primarily to provide supplemental retirement benefits to those employees who were serving as the Bank’s executive officers at the time the SERP was established. Each participant’s benefit under the SERP consists of contributions that were made by the Bank on the participant’s behalf, plus an allocation of the investment gains or losses on the assets used to fund the SERP. Contributions to the SERP are determined solely at the discretion of the Bank’s Board of Directors. During the years ended December 31, 2023, 2022 and 2021, the Bank did not make any contributions to the SERP. The Bank’s accrued liability under this plan was $1,780,000 and $1,624,000 at December 31, 2023 and 2022, respectively. Recently, the SERP was amended and restated principally to provide supplemental retirement benefits to those employees who are currently serving as the Bank's executive officers. To that end, the Bank expects to resume making contributions to the SERP beginning in 2024.
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
The Bank uses a December 31 measurement date for its retirement benefits program. A reconciliation of the accumulated postretirement benefit obligation (“APBO”) and funding status of the retirement benefits program for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Change in APBO
APBO at beginning of year	$246	$575
Service cost	19	33
Interest cost	13	9
Actuarial loss (gain)	43	(281)
Participant contributions	147	170
Benefits paid	(147)	(260)
APBO at end of year	321	246
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Benefits paid by the Bank	—	90
Participant contributions	147	170
Benefits paid	(147)	(260)
Fair value of plan assets at end of year	—	—
Funded status recognized in other liabilities at end of year	$(321)	$(246)

Amounts recognized in AOCI at December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Net actuarial gain	$1,118	$1,264
Prior service cost	(7)	(27)
	$1,111	$1,237

The amounts in AOCI include $20,000 of prior service cost and $89,000 of net actuarial gains that are expected to be recognized as components of net periodic benefit credit in 2024.
The actuarial assumptions used in the measurement of the Bank’s benefit obligation included a gross health care cost trend rate of 6.5 percent for 2024. For 2023, 2022 and 2021, gross health care cost trend rates of 6.8 percent, 5.4 percent and 7.5 percent, respectively, were used. The gross health care cost trend rate is assumed to decline by 0.14 percent per year to a final rate of 4.1 percent in 2041 and thereafter. To compute the APBO at December 31, 2023 and 2022, weighted average discount rates of 4.91 percent and 5.08 percent were used. Weighted average discount rates of 5.08 percent, 2.95 percent and 2.61 percent were used to compute the net periodic benefit cost (credit) for 2023, 2022 and 2021, respectively.
Components of net periodic benefit cost (credit) for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Service cost	$19	$33	$41
Interest cost	13	9	12
Amortization of prior service cost	20	21	21
Amortization of net actuarial gain	(103)	(99)	(91)
Net periodic benefit credit	$(51)	$(36)	$(17)
The Bank reports the service cost component of its net periodic postretirement benefit cost (credit) in compensation and benefits expense and the other components of net periodic postretirement benefit cost (credit) in "other, net" in the other income (loss) section of the statement of income.
Under U.S. GAAP, the Bank is required to recognize the overfunded or underfunded status of its retirement benefits program as an asset or liability in its statement of condition and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. Changes in benefit obligations recognized in other comprehensive income during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization of prior service cost included in net periodic benefit cost	$20	$21	$21
Actuarial gain (loss)	(43)	281	201
Amortization of net actuarial gain included in net periodic benefit cost	(103)	(99)	(91)
Total changes in benefit obligations recognized in other comprehensive income	$(126)	$203	$131
A 1 percent increase or decrease in the health care cost trend rate would have had an insignificant effect on the APBO at December 31, 2023 and the aggregate of the service and interest cost components of the net periodic benefit cost for the year ended December 31, 2023.
The following net postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year Ended December 31,	Expected Benefits Payments, Net of Participant Contributions
2024	$18
2025	25
2026	18
2027	19
2028	7
2029-2033	32
$119

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the years ended December 31, 2023 and 2022, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2023 and 2022. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances, mortgage loans held for portfolio and, prior to May 2023, non-agency RMBS), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of December 31, 2023 and 2022, three vendor prices were received for substantially all of the Bank's trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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

The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2023 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment(2)
Assets:
Cash and due from banks	$49,885	$49,885	$49,885	$—	$—	$—
Interest-bearing deposits	2,297,225	2,297,225	—	2,297,225	—	—
Securities purchased under agreements to resell	14,750,000	14,750,000	—	14,750,000	—	—
Federal funds sold	6,368,000	6,368,000	—	6,368,000	—	—
Trading securities (1)	1,271,943	1,271,943	—	1,271,943	—	—
Available-for-sale securities (1)	17,690,722	17,690,722	—	17,690,722	—	—
Held-to-maturity securities	253,302	247,126	—	247,126	—	—
Advances	79,951,855	79,963,694	—	79,963,694	—	—
Mortgage loans held for portfolio, net	5,088,642	4,701,659	—	4,701,659	—	—
Accrued interest receivable	426,243	426,243	—	426,243	—	—
Derivative assets (1)	17,604	17,604	—	768,240	—	(750,636)
Other assets held at fair value (1)	16,546	16,546	16,546	—	—	—

Liabilities:
Deposits	1,427,843	1,427,830	—	1,427,830	—	—
Consolidated obligations
Discount notes	8,598,022	8,594,261	—	8,594,261	—	—
Bonds	109,536,207	108,972,660	—	108,972,660	—	—
Mandatorily redeemable capital stock	506	506	506	—	—	—
Accrued interest payable	883,353	883,353	—	883,353	—	—
Derivative liabilities (1)	21,575	21,575	—	1,794,201	—	(1,772,626)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of December 31, 2023.
(2)Amounts represent the impact of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions (inclusive of variation margin for daily settled contracts) as well as any cash collateral held or placed with those same counterparties.

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

Note 18—Commitments and Contingencies
     Joint and several liability. As described in Note 11, the Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At December 31, 2023 and 2022, the par amounts of the other 10 FHLBanks’ outstanding consolidated obligations totaled $1.085 trillion and $1.073 trillion, respectively. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other

FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
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
Other commitments and contingencies. At December 31, 2023 and 2022, the Bank had commitments to make additional advances totaling approximately $592,000 and $11,136,000, respectively. At December 31, 2023, all of the outstanding commitments to make additional advances expire in 2024.
The Bank issues standby letters of credit for a fee on behalf of its members. Standby letters of credit serve as performance guarantees. If the Bank is required to make payment for a beneficiary’s draw on the letter of credit, the amount funded is converted into a collateralized advance to the member. Letters of credit are fully collateralized in the same manner as advances (see Note 6). Outstanding standby letters of credit totaled $33,308,221,000 and $21,483,119,000 at December 31, 2023 and 2022, respectively. At December 31, 2023, outstanding letters of credit had original terms of up to 15 years with a final expiration in 2038. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $5,963,000 and $4,597,000 at December 31, 2023 and 2022, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2023 and 2022, the Bank had outstanding standby bond purchase agreements totaling $777,870,000 and $854,470,000, respectively. At December 31, 2023, standby bond purchase agreements totaling $41,162,000, $199,976,000, $219,084,000, $145,962,000 and $171,686,000 expire in 2024, 2025, 2026, 2027 and 2028, respectively. The Bank was not required to purchase any bonds under these agreements during the years ended December 31, 2023 or 2022.
At December 31, 2023 and 2022, the Bank had commitments to purchase conventional mortgage loans totaling $14,410,000 and $8,473,000, respectively, from certain of its PFIs.
At December 31, 2023 and 2022, the Bank had commitments to issue $33,700,000 and $375,000,000 (par value), respectively, of consolidated obligation bonds, of which $25,000,000 and $375,000,000, respectively, were swapped to SOFR. In addition, at December 31, 2022, the Bank had commitments to issue $32,290,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at December 31, 2023.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of December 31, 2023 and 2022, the Bank had pledged cash collateral of $1,048,427,000 and $1,936,496,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of December 31, 2023 and 2022, the Bank had pledged securities with carrying values (and fair values) of $889,096,000 and $434,756,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. None of the pledged securities are netted against derivative assets and liabilities in the statement of condition.

During the years ended December 31, 2023, 2022 and 2021, the Bank charged to operating expenses net rental costs of approximately $409,000, $373,000 and $390,000, respectively. Future minimum rentals at December 31, 2023 were as follows (in thousands):

Year	Premises	Equipment	Total
2024	$510	$26	$536
2025	263	13	276
2026	264	—	264
2027	268	—	268
2028	216	—	216
Thereafter	493	—	493
Total	$2,014	$39	$2,053
Lease agreements for Bank premises generally provide for increases in the base rentals resulting from increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.
The Bank has entered into certain lease agreements to rent space to outside parties in its building. Future minimum rentals under these operating leases at December 31, 2023 were as follows (in thousands):

Year	Total
2024	$1,351
2025	239
2026	243
2027	247
2028	188
Total	$2,268
In the ordinary course of its business, the Bank is subject to the risk that litigation may arise. Currently, the Bank is not a party to any material pending legal proceedings.
For a discussion of other commitments and contingencies, see Notes 12, 13 and 16.

Note 19 — Transactions with Shareholders
As a cooperative, the Bank’s capital stock is owned by its members, by former members that retain the stock as provided in the Bank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support advances or other activities with the Bank. No shareholder owns more than 10% of the voting interests of the Bank due to statutory limits on members’ voting rights. As of December 31, 2023, nine of the Bank’s directors were member directors. By law, member directors must be officers or directors of a member of the Bank.
Substantially all of the Bank’s advances are made to its shareholders (while eligible to borrow from the Bank, housing associates are not required or allowed to hold capital stock). In addition, substantially all of its mortgage loans held for portfolio were purchased from certain of its shareholders. The Bank maintains demand deposit accounts for shareholders primarily as an investment alternative for their excess cash and to facilitate settlement activities that are directly related to advances. As an additional service to members, the Bank also offers term deposit accounts. Further, the Bank previously offered interest rate exchange agreements to its members. Periodically, the Bank may sell (or purchase) federal funds to (or from) shareholders and/or their affiliates. These transactions are executed on terms that are the same as those with other eligible third-party market participants, except that the Bank’s underwriting guidelines specify a lower minimum threshold for the amount of capital that members must have to be an eligible federal funds counterparty than non-members. The Bank has never held any direct equity investments in its shareholders or their affiliates.
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
The Bank did not purchase any debt or equity securities issued by any of its shareholders or their affiliates during the years ended December 31, 2023, 2022 or 2021.

All transactions with shareholders are entered into in the ordinary course of business. The Bank provides the same pricing for advances and other services to all similarly situated members regardless of asset or transaction size, charter type, or geographic location.
The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the Bank (“Directors’ Financial Institutions”). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. As of December 31, 2023 and 2022, advances outstanding to Directors’ Financial Institutions aggregated $399,314,000 and $487,156,000, respectively, representing 0.5 percent and 0.7 percent, respectively, of the Bank’s total outstanding advances as of those dates. The Bank did not acquire any mortgage loans from Directors’ Financial Institutions during the years ended December 31, 2023, 2022 or 2021. As of December 31, 2023 and 2022, capital stock outstanding to Directors’ Financial Institutions aggregated $41,460,000 and $35,346,000, respectively, representing 0.9 percent of the Bank’s outstanding capital stock at each of those dates. For purposes of this determination, the Bank’s outstanding capital stock includes those shares that are classified as mandatorily redeemable.

Note 20 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (from) other FHLBanks. During the years ended December 31, 2023 and 2022, interest income on loans to other FHLBanks totaled $148,000 and $182,000, respectively; these amounts are reported as interest income from federal funds sold in the statements of income. The Bank did not loan any short-term federal funds to other FHLBanks during the year ended December 31, 2021. The following table summarizes the Bank's loans to other FHLBanks during the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2023	2022
Balance at January 1,	$—	$—
Loans made to:
FHLBank of San Francisco	—	1,000,000
FHLBank of Atlanta	—	750,000
FHLBank of Pittsburgh	1,000	500,000
FHLBank of Chicago	1,000,000	—
Collections from:
FHLBank of San Francisco	—	(1,000,000)
FHLBank of Atlanta	—	(750,000)
FHLBank of Pittsburgh	(1,000)	(500,000)
FHLBank of Chicago	(1,000,000)	—
Balance at December 31,	$—	$—

During the years ended December 31, 2023, 2022 and 2021, interest expense on borrowings from other FHLBanks totaled $521,000, $122,000 and $77, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2023	2022	2021
Balance at January 1,	$—	$—	$—
Borrowings from:
FHLBank of Indianapolis	30,000	40,000	40,000
FHLBank of Boston	1,000,000	400,000	—
FHLBank of Pittsburgh	—	1,000,000	—
FHLBank of San Francisco	300,000	—	—
Repayments to:
FHLBank of Indianapolis	(30,000)	(40,000)	(40,000)
FHLBank of Boston	(1,000,000)	(400,000)	—
FHLBank of Pittsburgh	—	(1,000,000)
FHLBank of San Francisco	(300,000)	—	—
Balance at December 31,	$—	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1,000,000,000 from the FHLBank of Topeka. The bond matured and was repaid during the three months ended June 30, 2023. The Bank did not assume any debt from other FHLBanks during the nine months ended ended December 31, 2023 or the years ended December 31, 2022 or 2021. When they occur, the Bank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 1).
Occasionally, the Bank transfers debt that it no longer needs to other FHLBanks. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. The Bank did not transfer any debt to other FHLBanks during the years ended December 31, 2023, 2022 or 2021.

Note 21 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2023
Balance at January 1, 2023	$107,052	$77,665	$(3,428)	$1,237	$182,526
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(28,717)	—	—	(28,717)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(83)	(83)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(56,874)	—	—	—	(56,874)
Unrealized gains on cash flow hedges	—	8,612	—	—	8,612
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	—	3,338	—	3,338
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	90	—	90
Actuarial loss	—	—	—	(43)	(43)
Total other comprehensive income (loss)	(56,874)	(20,105)	3,428	(126)	(73,677)
Balance at December 31, 2023	$50,178	$57,560	$—	$1,111	$108,849

Year ended December 31, 2022
Balance at January 1, 2022	$241,060	$(54,839)	$(4,485)	$1,034	$182,770
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	5,711	—	—	5,711
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(78)	(78)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(134,008)	—	—	—	(134,008)
Unrealized gains on cash flow hedges	—	126,793	—	—	126,793
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,057	—	1,057
Actuarial gain	—	—	—	281	281
Total other comprehensive income (loss)	(134,008)	132,504	1,057	203	(244)
Balance at December 31, 2022	$107,052	$77,665	$(3,428)	$1,237	$182,526

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Year ended December 31, 2021
Balance at January 1, 2021	$172,361	$(119,602)	$(6,402)	$903	$47,260
Reclassifications from AOCI to net income
Losses on cash flow hedges included in interest expense	—	22,345	—	—	22,345
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(70)	(70)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	68,699	—	—	—	68,699
Unrealized gains on cash flow hedges	—	42,418	—	—	42,418
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	1,917	—	1,917
Actuarial gain	—	—	—	201	201
Total other comprehensive income	68,699	64,763	1,917	131	135,510
Balance at December 31, 2021	$241,060	$(54,839)	$(4,485)	$1,034	$182,770

(1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.