Form 10-Q
period 2024-03-31
Federal Home Loan Bank of Dallas
filed 2024-05-13
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At May 3, 2024, the registrant had outstanding 46,105,791 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$21,021	$49,885
Interest-bearing deposits (Notes 8 and 9)	2,647,939	2,297,225
Securities purchased under agreements to resell (Notes 8, 9 and 12)	24,350,000	14,750,000
Federal funds sold (Notes 8 and 9)	3,340,000	6,368,000
Trading securities (Notes 3, 8, 12 and 17) ($40,822 and $67,284 pledged at March 31, 2024 and December 31, 2023, respectively, which could not be rehypothecated)	1,441,873	1,271,943
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 17) ($705,516 and $821,812 pledged at March 31, 2024 and December 31, 2023, respectively, of which $652,558 and $767,368, respectively, could be rehypothecated)	18,257,219	17,690,722
Held-to-maturity securities (b) (Notes 5, 8 and 9)	246,276	253,302
Advances (Notes 6, 8 and 9)	69,089,394	79,951,855
Mortgage loans held for portfolio, net of allowance for credit losses of $6,859 and $7,768 at March 31, 2024 and December 31, 2023, respectively (Notes 7, 8 and 9)	5,235,701	5,088,642
Accrued interest receivable (Note 8)	402,322	426,243
Premises and equipment, net	14,086	14,449
Derivative assets (Notes 12 and 13)	18,623	17,604
Other assets (Note 9) (including $17,462 and $16,546 of securities held at fair value at March 31, 2024 and December 31, 2023, respectively)	74,164	84,742
TOTAL ASSETS	$125,138,618	$128,264,612

LIABILITIES AND CAPITAL
Deposits (including $1 of non-interest bearing deposits at March 31, 2024 and December 31, 2023)	$1,527,296	$1,427,843
Consolidated obligations (Note 10)
Discount notes	14,464,671	8,598,022
Bonds	100,725,004	109,536,207
Total consolidated obligations	115,189,675	118,134,229

Mandatorily redeemable capital stock	453	506
Accrued interest payable	749,022	883,353
Affordable Housing Program (Note 11)	157,115	150,431
Derivative liabilities (Notes 12 and 13)	11,738	21,575
Other liabilities (Note 4)	385,006	387,455
Total liabilities	118,020,305	121,005,392

Commitments and contingencies (Notes 9 and 17)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 15,676,701 and 15,107,202 shares at March 31, 2024 and December 31, 2023, respectively	1,567,670	1,510,720
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 28,001,051 and 32,266,682 shares at March 31, 2024 and December 31, 2023, respectively	2,800,105	3,226,668
Total Class B Capital Stock	4,367,775	4,737,388
Retained earnings
Unrestricted	1,971,641	1,907,882
Restricted	541,218	505,101
Total retained earnings	2,512,859	2,412,983
Accumulated other comprehensive income (Note 20)	237,679	108,849
Total capital	7,118,313	7,259,220
TOTAL LIABILITIES AND CAPITAL	$125,138,618	$128,264,612
_____________________________
(a)Amortized cost: $18,090,486 and $17,640,544 at March 31, 2024 and December 31, 2023, respectively.
(b)Fair values: $242,336 and $247,126 at March 31, 2024 and December 31, 2023, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME
Advances	$1,149,941	$1,140,187
Prepayment fees on advances, net	1,015	10
Interest-bearing deposits	56,487	58,712
Securities purchased under agreements to resell	72,606	18,207
Federal funds sold	153,598	146,029
Trading securities	15,644	778
Available-for-sale securities	280,701	201,752
Held-to-maturity securities	3,698	3,876
Mortgage loans held for portfolio	52,249	39,309
Other	49	—
Total interest income	1,785,988	1,608,860
INTEREST EXPENSE
Consolidated obligations
Bonds	1,442,539	826,203
Discount notes	103,396	571,230
Deposits	17,365	14,537
Mandatorily redeemable capital stock	30	136
Other borrowings	10	250
Total interest expense	1,563,340	1,412,356
NET INTEREST INCOME	222,648	196,504
Provision (reversal) for credit losses	(850)	380

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	223,498	196,124

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(4,403)	2,803
Net gains on derivatives and hedging activities	6,618	5,644
Net gains on other assets carried at fair value	1,061	571
Gains on early extinguishment of debt	—	23,396
Letter of credit fees	5,815	3,950
Other, net	1,374	1,245
Total other income	10,465	37,609
OTHER EXPENSE
Compensation and benefits	14,603	24,078
Other operating expenses	12,088	11,039
Finance Agency	3,270	2,069
Office of Finance	1,844	1,850
Voluntary grants, donations and Affordable Housing Program contributions	1,068	72
Derivative clearing fees	433	536
Total other expense	33,306	39,644
INCOME BEFORE ASSESSMENTS	200,657	194,089
Affordable Housing Program assessment	20,069	19,422
NET INCOME	$180,588	$174,667
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
NET INCOME	$180,588	$174,667
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	116,555	(82,024)
Unrealized gains (losses) on cash flow hedges	20,429	(12,933)
Reclassification adjustment for gains on cash flow hedges included in net income	(8,137)	(5,098)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	70
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	5	5
Amortization of net actuarial gain included in net periodic benefit cost/credit	(22)	(24)
Total other comprehensive income (loss)	128,830	(100,004)
TOTAL COMPREHENSIVE INCOME	$309,418	$74,663

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2024	15,107	$1,510,720	32,267	$3,226,668	$1,907,882	$505,101	$2,412,983	$108,849	$7,259,220
Net transfers of shares between Class B-1 and Class B-2 Stock	9,538	953,738	(9,538)	(953,738)	—	—	—	—	—
Proceeds from sale of capital stock	4	409	5,272	527,175	—	—	—	—	527,584
Repurchase/redemption of capital stock	(9,778)	(977,842)	—	—	—	—	—	—	(977,842)
Comprehensive income
Net income	—	—	—	—	144,471	36,117	180,588	—	180,588
Other comprehensive income	—	—	—	—	—	—	—	128,830	128,830
Dividends on capital stock (a)
Cash	—	—	—	—	(67)	—	(67)	—	(67)
Stock	806	80,645	—	—	(80,645)	—	(80,645)	—	—

BALANCE, MARCH 31, 2024	15,677	$1,567,670	28,001	$2,800,105	$1,971,641	$541,218	$2,512,859	$237,679	$7,118,313

BALANCE, JANUARY 1, 2023	12,355	$1,235,525	27,486	$2,748,580	$1,504,236	$330,210	$1,834,446	$182,526	$6,001,077
Net transfers of shares between Class B-1 and Class B-2 Stock	11,567	1,156,628	(11,567)	(1,156,628)	—	—	—	—	—
Proceeds from sale of capital stock	5	493	34,532	3,453,174	—	—	—	—	3,453,667
Repurchase/redemption of capital stock	(10,902)	(1,090,239)	—	—	—	—	—	—	(1,090,239)
Comprehensive income (loss)
Net income	—	—	—	—	139,733	34,934	174,667	—	174,667
Other comprehensive loss	—	—	—	—	—	—	—	(100,004)	(100,004)
Dividends on capital stock (b)
Cash	—	—	—	—	(70)	—	(70)	—	(70)
Mandatorily redeemable capital stock	—	—	—	—	(12)	—	(12)	—	(12)
Stock	431	43,149	—	—	(43,149)	—	(43,149)	—	—

BALANCE, MARCH 31, 2023	13,456	$1,345,556	50,451	$5,045,126	$1,600,738	$365,144	$1,965,882	$82,522	$8,439,086

(a) Dividends were paid at annualized rates of 5.42 percent and 6.42 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2024.
(b) Dividends were paid at annualized rates of 3.89 percent and 4.89 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2023.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$180,588	$174,667
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(147,112)	155,045
Concessions on consolidated obligations	1,357	3,629
Premises, equipment and computer software costs	589	1,043
Non-cash interest on mandatorily redeemable capital stock	30	134
Gains on early extinguishment of debt	—	(23,396)
Provision (reversal) for credit losses	(850)	380
Net gains on other assets carried at fair value	(1,061)	(571)
Net losses (gains) on trading securities	4,403	(2,803)
Net change in derivative and hedging activities	329,851	(223,775)
Decrease (increase) in accrued interest receivable	24,260	(170,314)
Decrease (increase) in other assets	13,868	(9,498)
Increase in Affordable Housing Program (AHP) liability	6,684	14,492
Increase (decrease) in accrued interest payable	(134,281)	160,113
Increase (decrease) in other liabilities	(30,636)	27,145
Total adjustments	67,102	(68,376)
Net cash provided by operating activities	247,690	106,291

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits, including swap collateral pledged	(174,556)	457,505
Net increase in securities purchased under agreements to resell	(9,600,000)	(10,550,000)
Net decrease in federal funds sold	3,028,000	746,000
Purchases of trading securities	(323,451)	—
Purchases of available-for-sale securities	(626,381)	(927,420)
Principal collected on available-for-sale securities	99,323	162,235
Principal collected on held-to-maturity securities	7,028	9,894
Net decrease (increase) in advances	10,502,749	(55,688,961)
Principal collected on mortgage loans held for portfolio	80,797	62,540
Purchases of mortgage loans held for portfolio	(228,726)	(234,222)
Purchases of premises, equipment and computer software	(965)	(1,096)
Net cash provided by (used in) investing activities	2,763,818	(65,963,525)

	For the Three Months Ended
	March 31,
	2024	2023
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	96,390	169,529
Net receipts (payments) on derivative contracts with financing elements	28,932	(7,619)
Increase in loan from other Federal Home Loan Bank	—	1,000,000
Net proceeds from issuance of consolidated obligations
Discount notes	16,446,410	189,437,337
Bonds	44,447,920	53,165,295
Proceeds from assumption of debt from other Federal Home Loan Bank	—	999,987
Debt issuance costs	(1,674)	(4,210)
Payments for maturing and retiring consolidated obligations
Discount notes	(10,435,932)	(173,651,812)
Bonds	(53,172,010)	(7,606,969)
Proceeds from issuance of capital stock	527,584	3,453,667
Payments for redemption of mandatorily redeemable capital stock	(83)	(401)
Payments for repurchase/redemption of capital stock	(977,842)	(1,090,239)
Cash dividends paid	(67)	(70)
Net cash provided by (used in) financing activities	(3,040,372)	65,864,495

Net increase (decrease) in cash and cash equivalents	(28,864)	7,261
Cash and cash equivalents at beginning of the period	49,885	27,826
Cash and cash equivalents at end of the period	$21,021	$35,087

Supplemental Disclosures:
Interest paid	$1,729,924	$1,088,315
AHP payments, net	$13,493	$4,930
Stock dividends issued	$80,645	$43,149
Dividends paid through issuance of mandatorily redeemable capital stock	$—	$12
Right-of-use assets acquired by lease	$1,317	$—

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
The Bank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2023. The interim financial statements presented herein should be read in conjunction with the Bank’s audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024 (the “2023 10-K”). The notes to the interim financial statements update and/or highlight significant changes to the notes included in the 2023 10-K.
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

Note 2—Recently Issued Accounting Guidance
Segment Reporting. On November 27, 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting: Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 modifies the reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses. In addition, ASU 2023-07: (i) enhances interim disclosure requirements, (ii) clarifies the circumstances in which an entity can disclose multiple measures of a segment’s profit or loss, (iii) provides new segment disclosure requirements for public entities with a single reportable segment, and (iv) requires that a public entity disclose the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
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

Note 3—Trading Securities
Trading securities as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
U.S Treasury Notes	$1,342,393	$1,271,943
U.S. Treasury Bills	99,480	—
Total	$1,441,873	$1,271,943

Included in the balance as of December 31, 2023 are U.S. Treasury Notes that were purchased but which had not yet settled as of that date. The aggregate amount due of $149,796,000 is included in other liabilities on the statement of condition at December 31, 2023.
Net gains (losses) on trading securities during the three months ended March 31, 2024 and 2023 included changes in net unrealized holding gain (loss) of $(4,393,000) and $2,803,000 for securities that were held on March 31, 2024 and 2023, respectively.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of March 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$263,901	$155	$—	$264,056
GSE obligations	3,015,951	35,961	4,374	3,047,538
	3,279,852	36,116	4,374	3,311,594
GSE commercial MBS	14,810,634	143,526	8,535	14,945,625
Total	$18,090,486	$179,642	$12,909	$18,257,219

Available-for-sale securities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$263,673	$494	$—	$264,167
GSE obligations	3,083,853	35,229	4,076	3,115,006
	3,347,526	35,723	4,076	3,379,173
GSE commercial MBS	14,293,018	59,940	41,409	14,311,549
Total	$17,640,544	$95,663	$45,485	$17,690,722

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $69,457,000 and $70,460,000 at March 31, 2024 and December 31, 2023, respectively. Included in the tables above are GSE commercial MBS ("CMBS") that were purchased but which had not yet settled as of March 31, 2024 and December 31, 2023. The aggregate amounts due of $325,514,000 and $148,865,000, respectively, are included in other liabilities on the statement of condition at those dates.
The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of March 31, 2024. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	$—	$—	$74,135	$4,374	$74,135	$4,374
GSE commercial MBS	363,697	1,307	828,630	7,228	1,192,327	8,535
Total	$363,697	$1,307	$902,765	$11,602	$1,266,462	$12,909

The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of December 31, 2023. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
GSE debentures	$—	$—	$73,799	$4,076	$73,799	$4,076
GSE commercial MBS	5,224,152	26,892	851,318	14,517	6,075,470	41,409
Total	$5,224,152	$26,892	$925,117	$18,593	$6,149,269	$45,485
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2024 and December 31, 2023 are presented below (in thousands).

	March 31, 2024		December 31, 2023
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$1,220,286	$1,223,694	$1,256,186	$1,261,769
Due after one year through five years	1,983,978	2,009,825	1,967,570	1,991,058
Due after five years through ten years	75,588	78,075	123,770	126,346
	3,279,852	3,311,594	3,347,526	3,379,173
GSE commercial MBS	14,810,634	14,945,625	14,293,018	14,311,549
Total	$18,090,486	$18,257,219	$17,640,544	$17,690,722
Interest Rate Payment Terms. At March 31, 2024 and December 31, 2023, all of the Bank's available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the three months ended March 31, 2024 or 2023.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of March 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-guaranteed debenture	$374	$—	$4	$370
GSE residential MBS	245,902	129	4,065	241,966
Total	$246,276	$129	$4,069	$242,336

Held-to-maturity securities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-guaranteed debenture	$374	$1	$—	$375
GSE residential MBS	252,928	55	6,232	246,751
Total	$253,302	$56	$6,232	$247,126

In the tables above, amortized cost includes premiums and discounts. Amortized cost excludes accrued interest of $396,000 and $404,000 at March 31, 2024 and December 31, 2023, respectively.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2024 and December 31, 2023 are presented below (in thousands).

	March 31, 2024		December 31, 2023
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debenture due in one year or less	$374	$370	$374	$375
Mortgage-backed securities	245,902	241,966	252,928	246,751
Total	$246,276	$242,336	$253,302	$247,126
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $55,000 and $57,000 at March 31, 2024 and December 31, 2023, respectively.
Interest Rate Payment Terms. At March 31, 2024 and December 31, 2023, all of the Bank's held-to-maturity securities were variable-rate securities. All of the Bank’s variable-rate MBS classified as held-to-maturity securities were collateralized mortgage obligations which have coupon rates that are subject to interest rate caps, none of which were reached during 2023 or the three months ended March 31, 2024.
Sales of Securities. There were no sales of held-to-maturity securities during the three months ended March 31, 2024 or 2023.

Note 6—Advances
     Redemption Terms. At March 31, 2024 and December 31, 2023, the Bank had advances outstanding at interest rates ranging from 0.39 percent to 8.27 percent, as summarized below (dollars in thousands).

	March 31, 2024		December 31, 2023
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$4,260	5.85%	$—	—%
Due in one year or less	34,984,659	5.27	44,567,898	5.36
Due after one year through two years	5,757,363	4.53	4,689,293	4.40
Due after two years through three years	11,697,431	3.91	6,435,369	4.48
Due after three years through four years	9,748,745	4.33	12,535,123	3.58
Due after four years through five years	2,311,366	4.54	5,776,581	5.06
Due after five years through fifteen years	5,226,317	3.18	6,228,089	3.45
Due after fifteen years	27,718	2.42	28,254	2.39
Total par value	69,757,859	4.67%	80,260,607	4.78%
Deferred net prepayment fees	(2,801)		(3,079)
Commitment fees	(31)		(32)
Hedging adjustments	(665,633)		(305,641)
Total	$69,089,394		$79,951,855
Advances presented in the table above exclude accrued interest of $259,157,000 and $295,802,000 at March 31, 2024 and December 31, 2023, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At March 31, 2024 and December 31, 2023, the Bank had aggregate prepayable and callable advances totaling $6,400,036,000 and $6,237,407,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.

The following table summarizes advances outstanding at March 31, 2024 and December 31, 2023, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	March 31, 2024	December 31, 2023
Overdrawn demand deposit accounts	$4,260	$—
Due in one year or less	39,730,541	49,152,564
Due after one year through two years	5,224,043	4,125,832
Due after two years through three years	10,788,442	5,816,165
Due after three years through four years	6,587,629	12,279,074
Due after four years through five years	2,223,845	2,688,446
Due after five years	5,199,099	6,198,526
Total par value	$69,757,859	$80,260,607

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At March 31, 2024 and December 31, 2023, the Bank had putable advances outstanding totaling $5,140,000,000 and $5,130,000,000, respectively.
The following table summarizes advances outstanding at March 31, 2024 and December 31, 2023, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	March 31, 2024	December 31, 2023
Overdrawn demand deposit accounts	$4,260	$—
Due in one year or less	38,752,659	48,325,898
Due after one year through two years	6,281,863	5,213,793
Due after two years through three years	11,677,431	6,415,369
Due after three years through four years	10,152,995	12,947,623
Due after four years through five years	1,949,366	5,416,331
Due after five years	939,285	1,941,593
Total par value	$69,757,859	$80,260,607

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Fixed-rate
Due in one year or less	$34,466,598	$40,590,309
Due after one year	28,986,673	29,984,969
Total fixed-rate	63,453,271	70,575,278
Variable-rate
Due in one year or less	522,321	3,977,589
Due after one year	5,782,267	5,707,740
Total variable-rate	6,304,588	9,685,329
Total par value	$69,757,859	$80,260,607
At March 31, 2024 and December 31, 2023, 82 percent and 76 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three months ended March 31, 2024 and 2023, gross advance prepayment fees received from members/borrowers were $36,000 and $10,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank. There were no prepayments of symmetrical prepayment advances for which the par values of the advances exceeded their fair values, less the make-whole amounts, during the three months ended March 31, 2024 and 2023.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of March 31, 2024 and December 31, 2023 for mortgage loans held for portfolio (in thousands):

	March 31, 2024	December 31, 2023
Fixed-rate medium-term* single-family mortgages	$106,728	$108,718
Fixed-rate long-term single-family mortgages	5,078,487	4,932,497
Premiums	68,442	66,823
Discounts	(18,596)	(18,730)
Deferred net derivative gains associated with mortgage delivery commitments	7,499	7,102
Total mortgage loans held for portfolio	5,242,560	5,096,410
Less: allowance for credit losses on mortgage loans	(6,859)	(7,768)
Total mortgage loans held for portfolio, net of allowance for credit losses	$5,235,701	$5,088,642
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $32,726,000 and $31,054,000 at March 31, 2024 and December 31, 2023, respectively.
The unpaid principal balance of mortgage loans held for portfolio at March 31, 2024 and December 31, 2023 was comprised of conventional loans totaling $5,179,784,000 and $5,035,553,000, respectively, and government-guaranteed/insured loans totaling $5,431,000 and $5,662,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Advances	$259,157	$295,802
Investment securities
Trading	15,179	9,734
Available-for-sale	69,457	70,460
Held-to-maturity	396	404
Mortgage loans held for portfolio	32,726	31,054
Interest-bearing deposits	9,494	9,425
Securities purchased under agreements to resell	14,354	6,530
Federal funds sold	1,559	2,834
Total	$402,322	$426,243

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities purchased under agreements to resell. These investments provide short-term liquidity and are carried at amortized cost. All investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell that were outstanding at March 31, 2024 were repaid according to their contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at March 31, 2024.
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
At March 31, 2024, the gross unrealized losses on the Bank’s available-for-sale and held-to-maturity securities were $12,909,000 and $4,069,000, respectively, all of which related to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs.
As of March 31, 2024, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE CMBS and GSE residential MBS ("RMBS") were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through March 31, 2024, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debenture that was in an unrealized loss position at March 31, 2024 would not be settled at an amount less than the Bank's amortized cost basis in the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at March 31, 2024 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its U.S. government-guaranteed and GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at March 31, 2024.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at March 31, 2024.
Financing Receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses on financing receivables which, for the Bank, includes off-balance sheet credit exposures to members. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments: (1) advances and other secured extensions of credit to members/borrowers, collectively referred to as “secured extensions of credit to members”; (2) government-guaranteed/insured mortgage loans held for portfolio; (3) conventional mortgage loans held for portfolio; and (4) unsecured loans to members under voluntary community investment programs.
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
Advances and Other Secured Extensions of Credit to Members. In accordance with federal statutes, including the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”), the Bank lends to financial institutions within its five-state district that are involved in housing finance. The FHLB Act requires the Bank to obtain and maintain sufficient collateral for advances and other secured extensions of credit to protect against losses. The Bank makes advances and otherwise extends secured credit only against eligible collateral, as defined by regulation. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances and other secured extensions of credit, the Bank applies various haircuts, or discounts, to the collateral to determine the value against which borrowers may borrow. As additional security, the Bank has a statutory lien on each borrower’s capital stock in the Bank. The Bank has procedures in place for validating the reasonableness of its collateral valuations. In addition, collateral verifications and on-site reviews are performed based on the risk profile of the borrower.
On at least a quarterly basis, the Bank evaluates all outstanding secured extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other secured extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at March 31, 2024 or December 31, 2023.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its secured extensions of credit to members/borrowers. At March 31, 2024 and December 31, 2023, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding secured extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At March 31, 2024 and December 31, 2023, the Bank did not have any advances that were past due or on nonaccrual status.
The Bank has never experienced a credit loss on an advance or any other secured extension of credit to a member/borrower and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on its secured extensions of credit to members/borrowers. Accordingly, the Bank has not provided any allowance for credit losses on advances, nor has it recorded any liabilities to reflect an allowance for credit losses related to its off-balance sheet credit exposures to members.
Mortgage Loans — Government-guaranteed or government-insured. The Bank’s government-guaranteed or government-insured fixed-rate mortgage loans are guaranteed or insured by the Federal Housing Administration or the Department of Veterans Affairs and were acquired through the MPF program (as more fully described in the 2023 10-K) in periods prior to 2004. Any losses from these loans are expected to be recovered from those entities. Any losses from these loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank has not established an allowance for credit losses on government-guaranteed or government-insured mortgage loans. Government-guaranteed or government-insured loans are not placed on nonaccrual status.
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
The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is doubtful or 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At March 31, 2024 and December 31, 2023, interest payments received on nonaccrual loans and recorded as a reduction of principal totaled $5,342,000 and $5,051,000, respectively.
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
In certain circumstances, the Bank enters into loan modifications that allow borrowers who are experiencing financial difficulty to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. During the three months ended March 31, 2024, both the aggregate unpaid principal balance of loans that were modified and payment defaults on loans that had been modified within the previous 12 months were insignificant.
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at March 31, 2024 and December 31, 2023 (dollars in thousands).

	March 31, 2024
	Conventional Loans Originated Prior to 2020	Conventional Loans Originated in 2020-2024	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$15,260	$37,708	$52,968	$174	$53,142
60-89 days delinquent	3,365	7,485	10,850	19	10,869
90 days or more delinquent	7,330	10,245	17,575	100	17,675
Total past due	25,955	55,438	81,393	293	81,686
Total current loans	1,040,010	4,115,711	5,155,721	5,153	5,160,874
Total mortgage loans	$1,065,965	$4,171,149	$5,237,114	$5,446	$5,242,560

	December 31, 2023
	Conventional Loans Originated Prior to 2019	Conventional Loans Originated in 2019-2023	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$7,926	$39,417	$47,343	$222	$47,565
60-89 days delinquent	2,796	14,736	17,532	15	17,547
90 days or more delinquent	4,261	10,915	15,176	62	15,238
Total past due	14,983	65,068	80,051	299	80,350
Total current loans	371,320	4,639,360	5,010,680	5,380	5,016,060
Total mortgage loans	$386,303	$4,704,428	$5,090,731	$5,679	$5,096,410
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at March 31, 2024 and December 31, 2023 (dollars in thousands).

	March 31, 2024			December 31, 2023
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$3,480	$19	$3,499	$3,404	$19	$3,423
Serious delinquency rate (2)	0.3%	1.8%	0.3%	0.3%	1.1%	0.3%
Past due 90 days or more and still accruing interest (3)	$—	$100	$100	$—	$62	$62
Nonaccrual loans (4)	$25,423	$—	$25,423	$21,105	$—	$21,105
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at March 31, 2024.
At March 31, 2024 and December 31, 2023, the Bank’s other assets included $1,112,000 and $705,000 of real estate owned.
The Bank individually reviews each seriously delinquent mortgage loan for credit losses. At March 31, 2024 and December 31, 2023, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at March 31, 2024 was $6,859,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Balance, beginning of period	$7,768	$4,865
Provision (reversal) for credit losses	(909)	380
Balance, end of period	$6,859	$5,245
Unsecured Loans to Members under Voluntary Community Investment Programs. The Bank offers a volume-limited Small Business Boost (“SBB”) Program, which is designed to provide recoverable assistance to small businesses. Under the SBB Program, the Bank makes unsecured loans to participating member institutions which, in turn, fund members’ secondary, unsecured loans to small businesses. As these loans are offered separately from the Bank's advances, they are not subject to the statutory and regulatory requirements that apply to secured extensions of credit. The allowance for credit losses on SBB loans is calculated based on expected default rates for similar commercial loans and the presumption of a total loss upon default. The Bank records a charge-off on an SBB loan when the loan becomes 180 days or more past due or when a member informs the Bank that the small business is unable to repay the member’s secondary loan, whichever occurs first. As of March 31, 2024 and December 31, 2023, SBB loans outstanding totaled $12,327,000 and $11,872,000, respectively. SBB loans are included in other assets and are presented net of an allowance for credit losses.

The following table presents the activity in the allowance for credit losses on SBB loans during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Balance, beginning of period	$1,552	$1,255
Chargeoffs	(83)	—
Provision for credit losses	59	36	(*)
Balance, end of period	$1,528	$1,291
(*) The provision for credit losses on SBB loans was recorded in "other, net" in other income (loss) during 2023.

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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.172 trillion and $1.204 trillion at March 31, 2024 and December 31, 2023, respectively. The Bank was the primary obligor on $117.0 billion and $119.8 billion (at par value), respectively, of these consolidated obligations.
 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at March 31, 2024 and December 31, 2023 (in thousands, at par value).

	March 31, 2024	December 31, 2023
Fixed-rate	$53,124,935	$69,150,410
Variable-rate SOFR-indexed	42,996,500	35,499,000
Step-up	6,250,750	6,445,750
Step-down	15,000	15,000
Total par value	$102,387,185	$111,110,160

At March 31, 2024 and December 31, 2023, 93 percent and 94 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at March 31, 2024 and December 31, 2023, by contractual maturity (dollars in thousands):

	March 31, 2024		December 31, 2023
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$69,992,005	4.84%	$79,593,685	4.99%
Due after one year through two years	11,342,475	2.60	8,366,470	3.25
Due after two years through three years	9,809,810	2.00	10,524,685	1.52
Due after three years through four years	3,518,430	3.33	6,076,530	2.39
Due after four years through five years	2,925,335	3.90	2,744,660	3.82
Due after five years	4,799,130	2.93	3,804,130	2.10
Total par value	102,387,185	4.15%	111,110,160	4.25%

Premiums	13,840		15,026
Discounts	(2,354)		(1,351)
Debt issuance costs	(2,631)		(2,314)
Hedging adjustments	(1,671,036)		(1,585,314)
Total	$100,725,004		$109,536,207

At March 31, 2024 and December 31, 2023, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	March 31, 2024	December 31, 2023
Non-callable bonds	$59,771,805	$53,052,780
Callable bonds	42,615,380	58,057,380
Total par value	$102,387,185	$111,110,160

The following table summarizes the Bank’s consolidated obligation bonds outstanding at March 31, 2024 and December 31, 2023, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	March 31, 2024	December 31, 2023
Due in one year or less	$94,781,505	$104,490,185
Due after one year through two years	3,001,875	2,362,870
Due after two years through three years	2,660,810	2,282,685
Due after three years through four years	1,087,530	1,218,630
Due after four years through five years	775,335	629,660
Due after five years	80,130	126,130
Total par value	$102,387,185	$111,110,160

     Discount Notes. At March 31, 2024 and December 31, 2023, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

March 31, 2024	$14,464,671	$14,659,193	5.09%

December 31, 2023	$8,598,022	$8,658,784	5.10%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$150,431	$76,794
AHP assessment	20,069	19,422
Voluntary AHP contributions	108	—
Grants funded, net of recaptured amounts	(13,493)	(4,930)
Balance, end of period	$157,115	$91,286
Voluntary AHP contributions are recorded in voluntary grants, donations and Affordable Housing Program contributions on the statement of income.

Note 12—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of March 31, 2024 or December 31, 2023.
The Bank's derivative transactions are executed either bilaterally or, if required, cleared through a third-party central clearinghouse. The Bank has entered into master agreements with each of its bilateral derivative counterparties that provide for the netting of all transactions with each of these counterparties. Under its master agreements with its non-member bilateral derivative counterparties, collateral (variation margin) is delivered (or returned) daily when certain thresholds (ranging from $50,000 to $500,000) are met. The Bank offsets the fair value amounts recognized for bilaterally traded derivatives executed with the same counterparty, including any cash collateral remitted to or received from the counterparty. The Bank is also subject to initial margin requirements for bilaterally traded derivatives that are transacted on and after September 1, 2022 provided certain thresholds are met.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of March 31, 2024 and December 31, 2023 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
March 31, 2024

Assets

Derivatives
Bilateral derivatives	$935,872	$(926,124)	$9,748	$(2,528)	(2)	$7,220
Cleared derivatives	16,992	(8,117)	8,875	—		8,875
Total derivatives	952,864	(934,241)	18,623	(2,528)		16,095
Securities purchased under agreements to resell	24,350,000	—	24,350,000	(24,350,000)		—
Total assets	$25,302,864	$(934,241)	$24,368,623	$(24,352,528)		$16,095

Liabilities

Derivatives
Bilateral derivatives	$1,787,894	$(1,776,156)	$11,738	$—	(2)	$11,738
Cleared derivatives	5,198	(5,198)	—	—	(3)	—
Total liabilities	$1,793,092	$(1,781,354)	$11,738	$—		$11,738

December 31, 2023

Assets

Derivatives
Bilateral derivatives	$760,465	$(744,226)	$16,239	$(3,644)	(2)	$12,595
Cleared derivatives	7,775	(6,410)	1,365	—		1,365
Total derivatives	768,240	(750,636)	17,604	(3,644)		13,960
Securities purchased under agreements to resell	14,750,000	—	14,750,000	(14,750,000)		—
Total assets	$15,518,240	$(750,636)	$14,767,604	$(14,753,644)		$13,960

Liabilities

Derivatives
Bilateral derivatives	$1,780,309	$(1,767,740)	$12,569	$(1,061)	(2)	$11,508
Cleared derivatives	13,892	(4,886)	9,006	(9,006)	(3)	—
Total liabilities	$1,794,201	$(1,772,626)	$21,575	$(10,067)		$11,508
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Includes collateral pledged by member counterparties and securities received or pledged as a result of the initial margin requirements imposed upon the Bank and its bilateral counterparties. The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank's or the counterparties' uncleared exposure. At March 31, 2024 and December 31, 2023, the Bank had pledged excess non-cash collateral with fair values of $93,780,000 and $120,667,000, respectively, and the Bank had received excess non-cash collateral with fair values of $113,136,000 and $81,340,000, respectively, from its bilateral counterparties.
(3)Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $652,558,000 and $758,362,000 at March 31, 2024 and December 31, 2023, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
All of the Bank's available-for-sale securities are fixed-rate agency and U.S. government-guaranteed debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, substantially all of which are designated as fair value hedges. For the fair value hedges that were entered into during 2022, 2023 and the three months ended March 31, 2024, the Bank measures the change in the fair value of the available-for-sale securities on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.
The Bank's trading securities include fixed-rate and variable-rate U.S. Treasury Notes and fixed-rate U.S. Treasury Bills. To convert some of its fixed-rate U.S. Treasury securities to a short-term floating rate, the Bank enters into fixed-for-floating interest rate exchange agreements that are indexed to either the overnight index swap ("OIS") rate or the secured overnight financing rate ("SOFR"). These derivatives are treated as economic hedges.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at March 31, 2024 and December 31, 2023 (in thousands).

	March 31, 2024			December 31, 2023
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$49,750,384	$122,791	$6,912	$52,539,282	$78,178	$70,360
Available-for-sale securities (1)	18,747,950	273,179	25,732	17,987,464	138,600	66,469
Consolidated obligation bonds (1)	54,635,065	143,996	1,755,812	70,233,175	258,148	1,654,346
Consolidated obligation discount notes (2)	1,066,000	451	287	1,066,000	49	116
Total derivatives designated as hedging instruments	124,199,399	540,417	1,788,743	141,825,921	474,975	1,791,291
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	2,108,500	223	6	1,108,500	238	—
Available-for-sale securities	2,039	1	—	2,049	—	—
Mortgage loans held for portfolio	972,975	4,434	1,067	812,975	3,690	2,028
Consolidated obligation bonds	313,445	1,889	473	1,021,445	8,401	474
Consolidated obligation discount notes	1,266,000	27	1	1,521,000	19	104
Trading securities	400,000	—	96	400,000	—	146
Counterparty exposure	15,300,000	403,327	2,246	15,300,000	275,027	—
Intermediary transactions	18,558	125	111	18,558	123	108
Other	400,000	—	349	400,000	—	50
Interest rate swaptions
Available-for-sale securities	1,150,000	1,494	—	1,150,000	3,058	—
Mortgage loans held for portfolio	575,000	862	—	550,000	2,642	—
Mortgage delivery commitments	23,421	65	—	14,410	67	—
Total derivatives not designated as hedging instruments	22,529,938	412,447	4,349	22,298,937	293,265	2,910
Total derivatives before collateral and netting adjustments	$146,729,337	952,864	1,793,092	$164,124,858	768,240	1,794,201

Cash collateral and related accrued interest		(18,283)	(868,314)		(14,738)	(1,038,247)
Cash received or remitted in excess of variation margin requirements		(2,918)	—		120	1,639
Netting adjustments		(913,040)	(913,040)		(736,018)	(736,018)
Total collateral and netting adjustments (3)		(934,241)	(1,781,354)		(750,636)	(1,772,626)
Net derivative balances reported in statements of condition		$18,623	$11,738		$17,604	$21,575
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

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three months ended March 31, 2024 and 2023 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended March 31, 2024

Total amount of the financial statement line item	$1,149,941	$280,701	$(1,442,539)	$(103,396)	$128,830

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$540,356	$376,896	$(383,863)	$—	$—
Hedged items	(360,970)	(250,745)	85,722	—	—
Net gains (losses) on fair value hedging relationships	$179,386	$126,151	$(298,141)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$8,137	$(8,137)
Recognized in OCI	—	—	—	—	20,429
Net gains on cash flow hedging relationships	$—	$—	$—	$8,137	$12,292

Three Months Ended March 31, 2023

Total amount of the financial statement line item	$1,140,187	$201,752	$(826,203)	$(571,230)	$(100,004)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$(141,257)	$(212,594)	$230,921	$—	$—
Hedged items	222,498	286,578	(467,270)	—	—
Net gains (losses) on fair value hedging relationships	$81,241	$73,984	$(236,349)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$5,098	$(5,098)
Recognized in OCI	—	—	—	—	(12,933)
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$5,098	$(18,031)

For the three months ended March 31, 2024 and 2023, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At March 31, 2024, $32,122,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 5.8 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of March 31, 2024 and December 31, 2023 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
March 31, 2024
Advances	$49,784,594	$(650,066)	$(15,567)	$(665,633)
Available-for-sale securities	18,090,486	(856,301)	(10,381)	(866,682)
Consolidated obligation bonds	(54,036,001)	1,667,375	3,661	1,671,036

December 31, 2023
Advances	$53,387,467	$(283,161)	$(22,480)	$(305,641)
Available-for-sale securities	17,640,544	(604,482)	(12,031)	(616,513)
Consolidated obligation bonds	(69,859,709)	1,579,847	5,467	1,585,314
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three months ended March 31, 2024 and 2023 (in thousands).

	Gain (Loss) Recognized in
	Other Income (Loss) for the
	Three Months Ended March 31,
	2024	2023
Derivatives not designated as hedging instruments
Interest rate swaps	$2,238	$7,032
Net interest income (expense) on interest rate swaps	2,752	(4,443)
Interest rate swaptions	(3,548)	1,191
Mortgage delivery commitments	557	(513)
Total net gains related to derivatives not designated as hedging instruments	1,999	3,267
Price alignment amount on variation margin for daily settled derivative contracts(1)	4,619	2,377
Net gains on derivatives and hedging activities reported in other income (loss)	$6,618	$5,644
_____________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. Approximately 52 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of March 31, 2024, the notional balance of cleared transactions outstanding totaled $76.6 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions. As of March 31, 2024, the notional balance of outstanding transactions (including mortgage delivery commitments) with non-member bilateral counterparties and member counterparties totaled $70.1 billion and $0.03 billion, respectively. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.

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

Note 14—Capital
At all times during the three months ended March 31, 2024, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,312,890	$6,881,087	$1,496,484	$7,150,877
Total capital	$5,005,545	$6,881,087	$5,130,584	$7,150,877
Total capital-to-assets ratio	4.00%	5.50%	4.00%	5.58%
Leverage capital	$6,256,931	$10,321,631	$6,413,231	$10,726,316
Leverage capital-to-assets ratio	5.00%	8.25%	5.00%	8.36%
The Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the month ends during the three months ended March 31, 2024 and 2023.
Members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of December 31, 2023, subject to a minimum of $1,000 and a maximum of $7,000,000. The activity-based investment requirement is 4.1 percent of outstanding advances and 0.1 percent of outstanding letters of credit, except as described below.
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
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that were funded during the period from April 1, 2020 through December 31, 2020 and that had a maturity of one year or greater. Pursuant to several Board-authorized extensions and modifications to this program, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for: (1) advances that were funded during the period from August 1, 2020 through April 18, 2021 and that had a maturity of 28 days or greater and (2) advances that were funded during the period from April 19, 2021 through December 31, 2022 and that had a maturity of 32 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022.
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

The Bank generally repurchases surplus stock quarterly. For the repurchase that occurred during the three months ended March 31, 2024, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 26, 2024, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 26, 2024, the Bank repurchased surplus stock totaling $166,651,000, none of which was classified as mandatorily redeemable capital stock at that date. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 26, 2024, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $4,000.

Note 15—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and limited life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Service cost	$5	$5
Interest cost	4	3
Amortization of prior service cost	5	5
Amortization of net actuarial gain	(22)	(24)
Net periodic benefit credit	$(8)	$(11)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the three months ended March 31, 2024, the Bank did not reclassify any fair value measurements.
The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2024 and December 31, 2023. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of March 31, 2024 and December 31, 2023, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
       Derivative assets/liabilities. The fair values of the Bank’s interest rate swap and swaption agreements are estimated using a pricing model with inputs that are observable in the market (e.g., the relevant interest rate curves (that is, the SOFR curve or the OIS curve and, for purposes of discounting, either the OIS curve for bilateral contracts or the SOFR curve for cleared contracts) and, for agreements containing options, swaption volatility).
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2024 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment(2)
Assets:
Cash and due from banks	$21,021	$21,021	$21,021	$—	$—	$—
Interest-bearing deposits	2,647,939	2,647,939	—	2,647,939	—	—
Securities purchased under agreements to resell	24,350,000	24,350,000	—	24,350,000	—	—
Federal funds sold	3,340,000	3,340,000	—	3,340,000	—	—
Trading securities (1)	1,441,873	1,441,873	—	1,441,873	—	—
Available-for-sale securities (1)	18,257,219	18,257,219	—	18,257,219	—	—
Held-to-maturity securities	246,276	242,336	—	242,336	—	—
Advances	69,089,394	69,179,971	—	69,179,971	—	—
Mortgage loans held for portfolio, net	5,235,701	4,757,082	—	4,757,082	—	—
Accrued interest receivable	402,322	402,322	—	402,322	—	—
Derivative assets (1)	18,623	18,623	—	952,864	—	(934,241)
Other assets held at fair value (1)	17,462	17,462	17,462	—	—	—

Liabilities:
Deposits	1,527,296	1,527,292	—	1,527,292	—	—
Consolidated obligations
Discount notes	14,464,671	14,454,164	—	14,454,164	—	—
Bonds	100,725,004	100,225,340	—	100,225,340	—	—
Mandatorily redeemable capital stock	453	453	453	—	—	—
Accrued interest payable	749,022	749,022	—	749,022	—	—
Derivative liabilities (1)	11,738	11,738	—	1,793,092	—	(1,781,354)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of March 31, 2024.
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
Note 17—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At March 31, 2024, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $1.055 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.
Other commitments and contingencies. At March 31, 2024 and December 31, 2023, the Bank had commitments to make additional advances totaling approximately $3,481,000 and $592,000, respectively. In addition, outstanding standby letters of credit totaled $32,737,951,000 and $33,308,221,000 at March 31, 2024 and December 31, 2023, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At both March 31, 2024 and December 31, 2023, the Bank had outstanding standby bond purchase agreements totaling $777,870,000. At March 31, 2024, standby bond purchase agreements totaling $41,162,000, $199,976,000, $219,084,000, $145,962,000 and $171,686,000 expire in 2024, 2025, 2026, 2027 and 2028, respectively. The Bank was not required to purchase any bonds under these agreements during the three months ended March 31, 2024 or the year ended December 31, 2023.
At March 31, 2024 and December 31, 2023, the Bank had commitments to purchase conventional mortgage loans totaling $23,421,000 and $14,410,000, respectively, from certain of its members that participate in the MPF program.
At March 31, 2024 and December 31, 2023, the Bank had commitments to issue $4,440,000,000 and $33,700,000 (par values), respectively, of consolidated obligation bonds, of which $45,000,000 and $25,000,000, respectively, were swapped to SOFR. In addition, as of March 31, 2024, the Bank had commitments to issue $57,065,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes at December 31, 2023.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of March 31, 2024 and December 31, 2023, the Bank had pledged cash collateral of $872,269,000 and $1,048,427,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of March 31, 2024 and December 31, 2023, the Bank had pledged securities with carrying values (and fair values) of $746,338,000 and $889,096,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. None of the pledged securities are netted against derivative assets and liabilities in the statements of condition.
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

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the three months ended March 31, 2024 or 2023.
During the three months ended March 31, 2024 and 2023, interest expense on borrowings from other FHLBanks totaled $3,000 and $249,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
	2024	2023
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	—	300,000
FHLBank of Indianapolis	20,000	—
FHLBank of Boston	—	1,000,000
Repayments to:
FHLBank of San Francisco	—	(300,000)
FHLBank of Indianapolis	(20,000)	—
Balance at March 31,	$—	$1,000,000
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1,000,000,000 from the FHLBank of Topeka. The bond matured and was repaid during the three months ended June 30, 2023. The Bank did not assume any debt from other FHLBanks during the three months ended March 31, 2024.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three months ended March 31, 2024 and 2023 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended March 31, 2024
Balance at January 1, 2024	$50,178	$57,560	$—	$1,111	$108,849
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(8,137)	—	—	(8,137)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(17)	(17)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	116,555	—	—	—	116,555
Unrealized gains on cash flow hedges	—	20,429	—	—	20,429
Total other comprehensive income (loss)	116,555	12,292	—	(17)	128,830
Balance at March 31, 2024	$166,733	$69,852	$—	$1,094	$237,679

Three Months Ended March 31, 2023
Balance at January 1, 2023	$107,052	$77,665	$(3,428)	$1,237	$182,526
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(5,098)	—	—	(5,098)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized losses on available-for-sale securities	(82,024)	—	—	—	(82,024)
Unrealized losses on cash flow hedges	—	(12,933)	—	—	(12,933)
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	70	—	70
Total other comprehensive income (loss)	(82,024)	(18,031)	70	(19)	(100,004)
Balance at March 31, 2023	$25,028	$59,634	$(3,358)	$1,218	$82,522
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
These risks and uncertainties include, without limitation, evolving economic and market conditions, political events, and the impact of competitive business forces. The risks and uncertainties related to evolving economic and market conditions include, but are not limited to, changes in interest rates, changes in the Bank’s access to the capital markets, changes in the cost of the Bank’s debt, changes in the ratings on the Bank’s debt, adverse consequences resulting from a significant regional, national or global economic downturn (including, but not limited to, reduced demand for the Bank's products and services), credit and prepayment risks and changes in the financial health of the Bank’s members or non-member borrowers. Among other things, political or other events could possibly lead to changes in the Bank’s regulatory environment or its status as a government-sponsored enterprise (“GSE”), or to changes in the regulatory environment for the Bank’s members or non-member borrowers. Risks and uncertainties related to competitive business forces include, but are not limited to, the potential loss of a significant amount of member borrowings through acquisitions or other means or changes in the relative competitiveness of the Bank’s products and services for member institutions. For a more detailed discussion of the risk factors applicable to the Bank, see “Item 1A — Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024 (the “2023 10-K”). The Bank undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.
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
The Bank serves eligible financial institutions in Arkansas, Louisiana, Mississippi, New Mexico and Texas (collectively, the Ninth District of the FHLBank System). The Bank’s primary business is lending relatively low cost funds (known as advances) to its member institutions, which include commercial banks, savings institutions, insurance companies, credit unions, and Community Development Financial Institutions that are certified under the Community Development Banking and Financial Institutions Act of 1994 ("CDFIs"). While not members of the Bank, housing associates, including state and local housing authorities, that meet certain statutory criteria may also borrow from the Bank. The Bank also maintains a portfolio of highly rated investments for liquidity purposes and to provide additional earnings. Additionally, the Bank holds interests in a portfolio of mortgage loans that were acquired through the Mortgage Partnership Finance® (“MPF”®) Program administered by the FHLBank of Chicago, substantially all of which are conventional loans. Shareholders’ return on their investment includes the value derived from access to the Bank’s products and services and, to a lesser extent, dividends (which are typically paid quarterly in the form of capital stock). Historically, the Bank has balanced the financial rewards to shareholders by seeking to pay a dividend that meets or exceeds the return on alternative short-term money market investments available to shareholders, while lending funds at the lowest rates expected to be compatible with that objective and its objective to build retained earnings over time.
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
The FHLBanks’ debt instruments (known as consolidated obligations) are their primary source of funds and are the joint and several obligations of all 11 FHLBanks. Consolidated obligations are issued through the Office of Finance (acting as agent for the FHLBanks) and generally are publicly traded in the over-the-counter market. The Bank records on its statements of condition only those consolidated obligations for which it receives the proceeds. Although consolidated obligations are not obligations of or guaranteed by the U.S. government, FHLBanks are considered to be GSEs and thus have historically been able to borrow at the more favorable rates generally available to GSEs. Consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AA+/A-1+ by S&P Global Ratings (“S&P”). In the application of S&P's Government Related Entities criteria, the ratings of the FHLBanks are constrained by the long-term sovereign credit rating of the United States. Moody's outlook for the Aaa rating on the FHLBank System's consolidated obligations is negative, reflecting Moody's negative outlook on the Aaa rating of the U.S. government. These ratings indicate that each of these nationally recognized statistical rating organizations ("NRSROs") has concluded that the FHLBanks have a very strong capacity to meet their commitments to pay principal and interest on consolidated obligations. The ratings also reflect the FHLBank System’s status as a GSE. Historically, the FHLBanks’ GSE status and very high credit ratings on consolidated obligations have provided the FHLBanks with excellent capital markets access. Deposits, other borrowings and the proceeds from capital stock issued to members are also sources of funds for the Bank.
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of March 31, 2024, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+. Moody's outlook for the Aaa rating on each of the FHLBank's long-term deposit ratings was negative, reflecting Moody's negative outlook on the ratings of the U.S. government.
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
Beginning with the quarterly dividends that were paid in the second quarter of 2023, the Bank's target range for quarterly dividends on Class B-1 Stock is an annualized rate that approximates the average overnight SOFR rate for the immediately preceding quarter plus 0 - 0.5 percent and the target range for quarterly dividends on Class B-2 Stock is an annualized rate that approximates the average overnight SOFR rate for the preceding quarter plus 1.0 - 1.5 percent. While the Bank has had a long-

standing practice of paying quarterly dividends, future dividend payments cannot be assured. Dividends paid in the first quarter of 2023 were indexed to average one-month LIBOR.
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of March 31, 2024 and December 31, 2023.

MEMBERSHIP SUMMARY
	March 31, 2024	December 31, 2023
Commercial banks	539	537
Credit unions	135	135
Insurance companies	62	61
Savings institutions	50	51
CDFIs	7	7
Total members	793	791

Housing associates	8	8
Non-member borrowers	2	2
Total	803	801
Community Financial Institutions (“CFIs”) (1)	495	496
_____________________________
(1)The figures shown reflect the number of members that were CFIs as of March 31, 2024 and December 31, 2023 based upon the definitions of CFIs that applied as of those dates.
For 2024, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2023, 2022 and 2021 of less than $1.461 billion. For 2023, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2022, 2021 and 2020 of less than $1.417 billion.
Financial Market Conditions
During the first three months of 2024, economic growth in the United States remained modest, albeit at a slower rate than in 2023. The gross domestic product increased at an annual rate of 1.6 percent during the first quarter of 2024 according to the advance estimate reported by the Bureau of Economic Analysis, after increasing at annual rates of 3.4 percent during the fourth quarter of 2023 and 2.5 percent during the year ended December 31, 2023. According to the Bureau of Labor Statistics, the U.S. unemployment rate increased to 3.8 percent at March 31, 2024 from 3.7 percent at December 31, 2023. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index increased 3.5 percent for the 12 months ended March 31, 2024, compared to an increase of 3.4 percent for the 12 months ended December 31, 2023.
In an effort to combat inflation, the Federal Open Market Committee ("FOMC") increased its target for the federal funds rate in increments of 0.25 percent to 0.75 percent at each of its scheduled meetings from March 2022 through May 2023. In July 2023, the FOMC further raised its target for the federal funds rate to a current range between 5.25 percent and 5.50 percent. At its April 30/May 1, 2024 meeting, the FOMC noted that it will continue to monitor the implications of incoming information for the economic outlook. In considering any adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks.
The FOMC began reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities ("MBS") on June 1, 2022. Beginning on that date, principal payments from its holdings of Treasury securities and agency debt and agency MBS are reinvested to the extent that they exceed monthly caps. During 2023 and the first three months of 2024, the caps were set at $60 billion per month for Treasury securities and $35 billion per month for agency debt and agency MBS. At its April 30/May 1, 2024 meeting, the FOMC announced that it will slow the pace of decline of its securities holdings by reducing the monthly redemption cap on Treasury securities from $60 billion to $25 billion. It will maintain the monthly redemption cap on agency debt and agency MBS at $35 billion and will reinvest any principal payments in excess of this cap into Treasury securities.

The following table presents information on various market interest rates at March 31, 2024 and December 31, 2023 and various average market interest rates for the three-month periods ended March 31, 2024 and 2023.

	Ending Rate		Average Rate
	March 31, 2024	December 31, 2023	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Federal Funds Target (1)	5.50%	5.50%	5.50%	4.70%
Average Effective Federal Funds Rate (2)	5.33%	5.33%	5.33%	4.51%
Overnight SOFR (3)	5.34%	5.38%	5.31%	4.50%
1-month SOFR (3)	5.32%	5.34%	5.33%	4.42%
3-month SOFR (3)	5.35%	5.36%	5.36%	4.18%
2-year SOFR (3)	4.55%	4.07%	4.36%	4.39%
5-year SOFR (3)	3.98%	3.53%	3.86%	3.59%
10-year SOFR (3)	3.84%	3.47%	3.78%	3.35%
3-month U.S. Treasury (3)	5.46%	5.40%	5.45%	4.78%
2-year U.S. Treasury (3)	4.59%	4.23%	4.48%	4.34%
5-year U.S. Treasury (3)	4.21%	3.84%	4.12%	3.80%
10-year U.S. Treasury (3)	4.20%	3.88%	4.16%	3.65%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg
Year-to-Date 2024 Summary
•The Bank ended the first quarter of 2024 with total assets of $125.1 billion compared with $128.3 billion at the end of 2023. The $3.2 billion decrease in total assets for the three months ended March 31, 2024 was attributable primarily to a decrease in the Bank's advances ($10.9 billion), partially offset by increases in the Bank's short-term liquidity holdings ($7.1 billion), long-term investments ($0.5 billion) and mortgage loans held for portfolio ($0.1 billion).
•Total advances decreased from $80.0 billion at December 31, 2023 to $69.1 billion at March 31, 2024. For the three months ended March 31, 2024, the Bank's average advances were $80.5 billion.
•Mortgage loans held for portfolio increased from $5.1 billion at December 31, 2023 to $5.2 billion at March 31, 2024.
•The Bank’s net income for the three months ended March 31, 2024 was $180.6 million as compared to $174.7 million during the corresponding period in 2023. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 54 of this report.
•At all times during the first three months of 2024, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $2.513 billion at March 31, 2024 from $2.413 billion at December 31, 2023. Retained earnings was 2.0 percent and 1.9 percent of total assets at March 31, 2024 and December 31, 2023, respectively.
•During the first three months of 2024, the Bank paid dividends totaling $80.7 million. The Bank’s first quarter 2024 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 5.42 percent (a rate equal to average overnight SOFR for the fourth quarter of 2023 plus 0.1 percent) and 6.42 percent (a rate equal to average overnight SOFR for the fourth quarter of 2023 plus 1.1 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2024	2023
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance sheet (at quarter end)
Advances	$69,089,394	$79,951,855	$91,338,176	$109,031,770	$124,833,636
Investments (1)	50,283,307	42,631,192	50,707,609	59,507,921	51,166,492
Mortgage loans held for portfolio	5,242,560	5,096,410	4,989,752	4,788,016	4,569,900
Allowance for credit losses on mortgage loans	6,859	7,768	7,551	7,471	5,245
Total assets	125,138,618	128,264,612	147,613,554	173,983,556	181,176,357
Consolidated obligations — discount notes	14,464,671	8,598,022	20,930,677	41,309,102	62,209,960
Consolidated obligations — bonds	100,725,004	109,536,207	116,303,450	121,323,406	106,947,356
Total consolidated obligations(2)	115,189,675	118,134,229	137,234,127	162,632,508	169,157,316
Mandatorily redeemable capital stock(3)	453	506	568	8,452	7,198
Capital stock — putable	4,367,775	4,737,388	5,204,484	6,216,036	6,390,682
Unrestricted retained earnings	1,971,641	1,907,882	1,826,268	1,726,619	1,600,738
Restricted retained earnings	541,218	505,101	462,618	413,074	365,144
Total retained earnings	2,512,859	2,412,983	2,288,886	2,139,693	1,965,882
Accumulated other comprehensive income	237,679	108,849	175,977	219,219	82,522
Total capital	7,118,313	7,259,220	7,669,347	8,574,948	8,439,086
Dividends paid(3)	80,712	88,314	98,532	65,837	43,231
Income statement (for the quarter)
Net interest income after provision (reversal) for credit losses(4)	$223,498	$251,393	$284,851	$285,545	$196,124
Other income	10,465	20,232	20,181	13,696	37,609
Other expense	33,306	35,611	29,774	32,945	39,644
AHP assessment	20,069	23,603	27,533	26,648	19,422
Net income	180,588	212,411	247,725	239,648	174,667
Performance ratios
Net interest margin(4)(5)	0.71%	0.73%	0.72%	0.61%	0.59%
Net interest spread (4)(6)	0.32	0.36	0.37	0.31	0.27
Return on average assets	0.58	0.61	0.62	0.51	0.53
Return on average equity	9.88	10.90	11.98	10.80	9.96
Return on average capital stock (7)	15.54	16.18	17.10	14.23	14.25
Total average equity to average assets	5.86	5.58	5.21	4.76	5.29
Regulatory capital ratio(8)	5.50	5.58	5.08	4.81	4.62
Dividend payout ratio (3)(9)	44.69	41.58	39.77	27.47	24.75

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.172 trillion, $1.204 trillion $1.230 trillion, $1.340 trillion and $1.478 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $117 billion, $120 billion, $140 billion, $165 billion and $172 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $30 thousand, $85 thousand, $102 thousand, $86 thousand and $134 thousand for the quarters ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness reduced net interest income by $23.5 million, $28.0 million, $19.9 million, $12.5 million and $22.7 million for the quarters ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively. Included in the fair value ineffectiveness amounts are price alignment amounts on cleared derivatives totaling ($18.4 million), ($23.2 million), ($24.0 million), ($13.8 million) and ($12.6 million) for the quarters ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 54 of this report.
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

Legislative and Regulatory Developments
Finance Agency’s Review and Analysis of the FHLBank System
As more fully discussed on pages 18-19 of the 2023 10-K, the Finance Agency issued a report on November 7, 2023 entitled FHLBank System at 100: Focusing on the Future. The report sets forth the actions that the Finance Agency intends to take or consider based on a comprehensive review and analysis of the FHLBank System that it conducted over the 15 months preceding the report’s issuance. The Finance Agency characterized the report as a blueprint for innovative and prudent steps to bolster and improve the FHLBank System and its publication as the beginning of a multi-year, collaborative effort with stakeholders to address the recommended actions in the report. Under its existing authorities, the Finance Agency can implement some of the recommendations through ongoing supervision, guidance, or rulemaking, while some of the other recommendations will require Congressional action.
On April 3, 2024, the Finance Agency provided an update on its plan to implement the report’s recommendations and announced its key priorities for 2024 which include: (i) clarifying the FHLBank System mission; (ii) aligning and strengthening membership eligibility requirements for different types of FHLBank members; and (iii) streamlining Affordable Housing Program regulatory requirements. As currently listed on its website, the Finance Agency’s other top priorities for implementation in 2024 include:
•setting forth criteria for assessing mission achievement by the FHLBanks
•establishing an incentive structure for FHLBank members to support the housing and community development mission of the FHLBanks
•enhancing the scope of the FHLBanks’ Targeted Community Lending Plans
•increasing limits on maximum unsecured extensions of credit for overnight assets of similar risk profile
•improving FHLBank evaluation of member creditworthiness
•increasing support to mission-oriented organizations
•establishing mission-oriented collateral programs that incentivize use of collateral with a strong connection to the mission of the FHLBank System

•revising the maturity term for the definition of a long-term advance
•enhancing support for prudently structured voluntary and pilot programs (see pages 21-22 of the 2023 10-K for a discussion of AB 2023-06: FHLBank Framework for Pilot and Voluntary Programs)
•expanding the list of expertise for independent directors
•clarifying board of director responsibility for mission performance, including through ties to executive compensation
In its announcement on April 3, 2024, the Finance Agency indicated that it would continue a robust stakeholder engagement process as it proceeds to implement the recommendations in the report.
The Bank is unable at this time to predict what actions will ultimately result from the Finance Agency’s recommendations or the extent to which any of those actions could impact the Bank’s future business prospects, financial condition, or results of operations.
Final Rule on Climate-related Disclosures
On March 6, 2024, the SEC adopted a final rule that mandates and standardizes climate-related disclosures in annual reports that are filed with the SEC. Among other things, the final rule requires registrants to disclose climate-related risks that have had or are reasonably likely to have a material impact on its business strategy, results of operations or financial condition. In addition, the final rule requires certain disclosures in a registrant’s audited financial statements related to severe weather events and other natural conditions, such as hurricanes, tornadoes, flooding, drought, wildfires, extreme temperatures, and sea level rise, subject to specified thresholds. As a non-accelerated filer, the final rule’s disclosure requirements are applicable to the Bank beginning with its Annual Report on Form 10-K for the year ending December 31, 2027.
Shortly after its adoption, petitions seeking review of the final rule’s validity were filed in multiple jurisdictions. On April 4, 2024, the SEC issued an order to stay the final rule in part to facilitate the orderly judicial resolution of those challenges and allow the court of appeals to focus on deciding the merits. Further, the stay avoids potential regulatory uncertainty for registrants that might become subject to the rule’s requirements while it awaits judicial review.
Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans
On April 29, 2024, the Finance Agency released its final rule that specifies requirements related to FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act, the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) articulates standards related to the board of directors’ oversight of fair housing, fair lending, and principles of equitable housing and (ii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (“Equitable Housing Report Requirements”). The final rule will become effective 60 days after the date it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Bank is currently evaluating the potential impact that the final rule could have on its business and operations.

Financial Condition
The following table provides selected period-end balances as of March 31, 2024 and December 31, 2023, as well as selected average balances for the three-month period ended March 31, 2024 and the year ended December 31, 2023. As shown in the table, the Bank’s total assets decreased by 2.4 percent between December 31, 2023 and March 31, 2024, due to a decrease in the Bank's advances, partially offset by increases in the Bank's short-term liquidity holdings, long-term investments and mortgage loans held for portfolio. Total consolidated obligations decreased by $2.9 billion during the three months ended March 31, 2024 as consolidated obligation bonds decreased by $8.8 billion and consolidated obligation discount notes increased by $5.9 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	March 31, 2024
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2023
Advances	$69,089	$(10,863)	(13.6)%	$79,952
Short-term liquidity holdings
Interest-bearing deposits	2,648	351	15.3%	2,297
Securities purchased under agreements to resell	24,350	9,600	65.1%	14,750
Federal funds sold	3,340	(3,028)	(47.6)%	6,368
Trading securities
U.S. Treasury Bills	99	99	*	—
U.S. Treasury Notes	1,242	71	6.1%	1,171
Total short-term liquidity holdings	31,679	7,093	28.8%	24,586
Long-term investments
Trading securities (U.S. Treasury Note)	101	—	—%	101
Available-for-sale securities	18,257	566	3.2%	17,691
Held-to-maturity securities	246	(7)	(2.8)%	253
Total long-term investments	18,604	559	3.1%	18,045

Mortgage loans held for portfolio, net	5,236	147	2.9%	5,089
Total assets	125,139	(3,126)	(2.4)%	128,265

Consolidated obligations
Consolidated obligations — bonds	100,725	(8,811)	(8.0)%	109,536
Consolidated obligations — discount notes	14,465	5,867	68.2%	8,598
Total consolidated obligations	115,190	(2,944)	(2.5)%	118,134

Mandatorily redeemable capital stock	—	(1)	(100.0)%	1
Capital stock	4,368	(369)	(7.8)%	4,737
Retained earnings	2,513	100	4.1%	2,413

Average total assets	125,590	(28,849)	(18.7)%	154,439
Average capital stock	4,675	(997)	(17.6)%	5,672
Average mandatorily redeemable capital stock	—	(6)	(100.0)%	6
•The percentage increase is not meaningful.

Advances
The Bank's advances balances (at par value) decreased by $10.5 billion (13 percent) during the first three months of 2024, continuing a decline that began late in the second quarter of 2023. Demand for the Bank's advances was extraordinary during the first quarter of 2023 in response to the turmoil in the banking industry and financial markets that was sparked by the financial difficulties experienced by some out-of-district depository institutions in March 2023. The increase in the Bank's advances during this period was driven largely by demand from savings institutions and commercial banks as they sought to increase their liquidity levels. As market liquidity began to normalize in the second quarter of 2023, member demand moderated and, correspondingly, advances balances began to decline toward the end of that period and this trend continued in the second half of 2023 and the first three months of 2024. The largest decreases in advances during the first three months of 2024 were to Comerica Bank ($3.6 billion), Charles Schwab Premier Bank, SSB ($1.4 billion) and Charles Schwab Bank, SSB ($1.0 billion).While advances demand is difficult to predict, the Bank currently expects that advances will likely continue to decline during the remainder of 2024, but at a decelerating rate, in the absence of some type of destabilizing event.
The following table presents advances outstanding, by type of institution, as of March 31, 2024 and December 31, 2023.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Savings institutions	$34,183	49%	$36,893	46%
Commercial banks	19,015	27	26,654	33
Insurance companies	9,232	14	8,952	11
Credit unions	7,204	10	7,599	10
CDFIs	28	—	28	—
Total member advances	69,662	100	80,126	100
Housing associates	78	—	117	—
Non-member borrowers	18	—	18	—
Total par value of advances	$69,758	100%	$80,261	100%
Total par value of advances outstanding to CFIs (1)	$5,309	8%	$5,675	7%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of March 31, 2024 and December 31, 2023 based upon the definitions of CFIs that applied as of those dates.
At March 31, 2024, advances outstanding to the Bank’s five largest borrowers totaled $40.9 billion, representing 58.6 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2023 totaled $45.4 billion, representing 56.6 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of March 31, 2024.
FIVE LARGEST BORROWERS AS OF MARCH 31, 2024
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Charles Schwab Bank, SSB	$23,000	33.0%
USAA Federal Savings Bank	6,000	8.6
American General Life Insurance Company	4,475	6.4
Comerica Bank	4,000	5.7
Beal Bank USA	3,400	4.9
	$40,875	58.6%

With outstanding advances of $1.0 billion as of March 31, 2024 (representing 1.4 percent of the Bank's total outstanding advances as of that date), Charles Schwab Premier Bank, SSB, an affiliate of Charles Schwab Bank, SSB, was the Bank's tenth largest borrower.
The following table presents information regarding the composition of the Bank’s advances by product type as of March 31, 2024 and December 31, 2023.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	March 31, 2024		December 31, 2023
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$62,428	89.5%	$69,559	86.7%
Adjustable/variable-rate indexed	6,304	9.0	9,685	12.1
Amortizing	1,026	1.5	1,017	1.2
Total par value	$69,758	100.0%	$80,261	100.0%
The Bank is required by statute and regulation to obtain sufficient collateral from members/borrowers to fully secure all advances and other secured extensions of credit. The Bank’s collateral arrangements with its members/borrowers and the types of collateral it accepts to secure advances are described in the 2023 10-K. To ensure the value of collateral pledged to the Bank is sufficient to secure its advances, the Bank applies various haircuts, or discounts, to determine the value of the collateral against which borrowers may borrow. From time to time, the Bank reevaluates the adequacy of its collateral haircuts under a range of stress scenarios to ensure that its collateral haircuts are sufficient to protect the Bank from credit losses on advances.
In addition, as described in the 2023 10-K, the Bank reviews the financial condition of its depository institution borrowers on at least a quarterly basis to identify any borrowers whose financial condition indicates they might pose an increased credit risk and, as needed, takes appropriate action. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on its credit extension and collateral policies, management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for credit losses on advances.

Short-Term Liquidity Holdings
At March 31, 2024, the Bank’s short-term liquidity holdings were comprised of $24.4 billion of overnight reverse repurchase agreements (of which $19.7 billion was transacted with the Federal Reserve Bank of New York), $3.3 billion of overnight federal funds sold, $2.6 billion of overnight interest-bearing deposits, $1.2 billion of U.S. Treasury Notes and $0.1 billion of U.S. Treasury Bills. At December 31, 2023, the Bank’s short-term liquidity holdings were comprised of $14.7 billion of overnight reverse repurchase agreements (of which $11.1 billion was transacted with the Federal Reserve Bank of New York), $6.4 billion of overnight federal funds sold, $2.3 billion of overnight interest-bearing deposits and $1.2 billion of U.S. Treasury Notes. All of the Bank's federal funds sold during the three months ended March 31, 2024 were transacted with U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties.
As of March 31, 2024, all of the Bank’s overnight federal funds sold were transacted with counterparties rated double-A. At that same date, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance maturities and prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2023 10-K. For the three months ended March 31, 2024, the Bank's core mission asset ("CMA") ratio was 74.2 percent. In comparison, the Bank's CMA ratio was 76.7 percent for the year ended December 31, 2023. The decrease in the Bank's CMA ratio was due to the decrease in its advances balance during the three months ended March 31, 2024.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at March 31, 2024 and December 31, 2023 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
March 31, 2024	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$—	$264	$101	$365	$—
GSE obligations	—	3,047	—	3,047	—
Total debentures	—	3,311	101	3,412	—

MBS portfolio
GSE residential MBS	246	—	—	246	242
GSE commercial MBS	—	14,946	—	14,946	—
Total MBS	246	14,946	—	15,192	242
Total long-term investments	$246	$18,257	$101	$18,604	$242

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2023	(at carrying value)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$—	$264	$101	$365	$—
GSE obligations	—	3,115	—	3,115	—
Total debentures	—	3,379	101	3,480	—

MBS portfolio
GSE residential MBS	253	—	—	253	247
GSE commercial MBS	—	14,312	—	14,312	—
Total MBS	253	14,312	—	14,565	247
Total long-term investments	$253	$17,691	$101	$18,045	$247

During the three months ended March 31, 2024, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $7 million and $99 million, respectively. During the three months ended March 31, 2023, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $10 million and $162 million, respectively.
During the three months ended March 31, 2024, one GSE commercial MBS ("CMBS") with a par value of $15.1 million was prepaid. No yield maintenance fee was received in connection with this GSE CMBS prepayment. The unamortized purchase premium and hedge basis adjustment on the prepaid security totaled $0.5 million and was recorded as an increase in interest income on available-for-sale securities. During the three months ended March 31, 2023, five GSE CMBS with aggregate par values of $140.6 million were prepaid. No yield maintenance fees were received in connection with these GSE CMBS prepayments. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $6.0 million and were recorded as an increase in interest income on available-for-sale-securities.
There were no sales of long-term investments during the three months ended March 31, 2024 or 2023.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $15.8 billion as of March 31, 2024, which represented 229 percent of its total regulatory capital at that date. With capacity to purchase

MBS and its CMA ratio above 70 percent, the Bank acquired (based on trade date) $797 million (par value) of GSE CMBS during the three months ended March 31, 2024. The Bank acquired (based on trade date) $951 million (par value) of GSE CMBS during the three months ended March 31, 2023. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE CMBS if attractive opportunities are available and provided it is reasonably confident (at the time of purchase) that it can maintain its CMA ratio at or above 70 percent. In the absence of a significant reduction in the size of the Bank's balance sheet and, correspondingly, its regulatory capital, the Bank's investments in MBS are expected to remain below the regulatory dollar limit which, as of March 31, 2024, was $20.6 billion.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of March 31, 2024, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 13 of this report).
As of March 31, 2024, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P.
The Bank's remaining GSE residential MBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($246 million par value at March 31, 2024). These CMOs include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps, exposing the Bank to interest rate risk. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of March 31, 2024, one-month SOFR was 5.32 percent and the effective interest rate caps on one-month SOFR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.84 percent to 9.04 percent. The largest concentration of embedded effective caps ($228 million) was below 6.10 percent. As of March 31, 2024, one-month SOFR rates were 52 basis points below the lowest effective interest rate cap embedded in the CMO floaters.

Mortgage Loans Held For Portfolio
As of March 31, 2024 and December 31, 2023, mortgage loans held for portfolio (net of allowance for credit losses) were $5.2 billion and $5.1 billion, respectively, representing approximately 4.2 percent and 4.0 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its participating financial institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Substantially all of the mortgage loans on the Bank's balance sheet at March 31, 2024 were conventional loans, almost all of which were acquired since 2016.
During the three months ended March 31, 2024, the Bank acquired mortgage loans totaling $229 million ($225 million unpaid principal balance). In comparison, the Bank acquired mortgage loans totaling $234 million ($233 million unpaid principal balance) during the three months ended March 31, 2023. All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. During the three months ended March 31, 2024, mortgage loan prepayments totaled $43 million compared to $30 million during the three months ended March 31, 2023. The Bank’s mortgage loan purchases and prepayment activity were lower during these periods in comparison to periods prior to 2023 due to the relatively high level of mortgage interest rates.
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

Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $631,000 and $609,000 during the three months ended March 31, 2024 and 2023, respectively. The Bank's allowance for credit losses, which factors in the CE obligation, was $6,859,000 and $7,768,000 at March 31, 2024 and December 31, 2023, respectively.
As more fully discussed in the 2023 10-K, the Bank is subject to two annual housing goals relating to its purchases of mortgage loans. First, at least 20 percent of any mortgage loans that are purchased in a calendar year (based on the number of loans acquired) must be comprised of loans to low-income or very low-income families, or to families in low-income areas. Second, at least 50 percent of the Bank's members that are selling mortgage loans to the Bank in a calendar year must be small members. During the first three months of 2024, approximately 25 percent of the mortgage loans purchased by the Bank were comprised of loans that were made to low-income or very low-income families, or to families in low-income areas and approximately 58 percent of members that sold mortgage loans to the Bank were small members.

Consolidated Obligations and Deposits
During the three months ended March 31, 2024, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $8.7 billion and its outstanding consolidated obligation discount notes (at par value) increased by $6.0 billion. The following table presents the composition of the Bank’s outstanding bonds at March 31, 2024 and December 31, 2023.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	March 31, 2024		December 31, 2023
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate SOFR-indexed
Non-callable	$41,896	40.9%	$35,499	31.9%
Callable	1,100	1.1	—	—
Fixed-rate
Callable	37,273	36.4	53,550	48.2
Non-callable	15,852	15.5	15,600	14.1
Step-up
Callable	4,227	4.1	4,492	4.0
Non-callable	2,024	2.0	1,954	1.8
Callable step-down	15	—	15	—
Total par value	$102,387	100.0%	$111,110	100.0%
During the first three months of 2024, the Bank issued $44.4 billion of consolidated obligation bonds and approximately $11.2 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing and called consolidated obligations. At March 31, 2024 and December 31, 2023, discount notes comprised approximately 13 percent and 7 percent, respectively, of the Bank's total consolidated obligations. During the three months ended March 31, 2024, the Bank's bond issuance (based on trade date and par value) consisted of approximately $35.8 billion of SOFR-indexed bonds, $9.3 billion of swapped fixed-rate callable bonds (including step-up bonds) and $3.5 billion of fixed-rate, predominately short-term non-callable bonds (which were not swapped).
The weighted average SOFR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated the SOFR rate during the three months ended March 31, 2024, compared to SOFR plus 5 basis points during the three months ended March 31, 2023. SOFR-indexed bonds, which are generally more expensive than swapped fixed-rate callable bonds, represented a lower percentage of the Bank's debt issuance during the three months ended March 31, 2024, resulting in a decrease in the Bank's SOFR-equivalent cost of debt.
Demand and term deposits were $1.5 billion and $1.4 billion at March 31, 2024 and December 31, 2023. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $4.4 billion and $4.7 billion at March 31, 2024 and December 31, 2023, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $4.7 billion and $5.7 billion for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.
Mandatorily redeemable capital stock outstanding at both March 31, 2024 and December 31, 2023 was $0.5 million. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At March 31, 2024 and December 31, 2023, the Bank’s five largest shareholders collectively held $1.729 billion and $1.929 billion, respectively, of capital stock, which represented 39.6 percent and 40.8 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of March 31, 2024.
FIVE LARGEST SHAREHOLDERS AS OF MARCH 31, 2024
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Charles Schwab Bank, SSB	$950,000	21.8%
USAA Federal Savings Bank	268,260	6.1
American General Life Insurance Company	198,960	4.6
Comerica Bank	171,000	3.9
Hancock Whitney Bank	140,910	3.2
	$1,729,130	39.6%
As of March 31, 2024, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.
Charles Schwab Premier Bank, SSB and Charles Schwab Trust Bank, affiliates of Charles Schwab Bank, SSB, held $48,000,000 and $5,216,000 respectively, of the Bank's capital stock as of March 31, 2024, representing 1.1 percent and 0.1 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. In aggregate, these three affiliated institutions held $1,003,216,000 of the Bank's capital stock as of March 31, 2024, representing 23.0 percent of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.
In addition, six affiliates of USAA Federal Savings Bank held a combined total of $30,146,000 of the Bank's capital stock as of March 31, 2024 and the Variable Annuity Life Insurance Company, an affiliate of American General Life Insurance Company, held $56,207,000 of the Bank's capital stock as of that date. In aggregate, USAA-affiliated institutions and institutions affiliated with American General Life Insurance Company held $298,406,000 and $255,167,000, respectively, of the Bank's capital stock as of March 31, 2024, representing 6.8 percent and 5.8 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.

The following table presents outstanding capital stock, by type of institution, as of March 31, 2024 and December 31, 2023.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	March 31, 2024		December 31, 2023
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,682	39%	$1,954	41%
Savings institutions	1,470	34	1,600	34
Credit unions	718	16	699	15
Insurance companies	497	11	483	10
CDFIs	1	—	1	—
Total capital stock classified as capital	4,368	100	4,737	100
Mandatorily redeemable capital stock	—	—	1	—
Total regulatory capital stock	$4,368	100%	$4,738	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. During the three months ended March 31, 2024, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below, and 0.1 percent of outstanding letters of credit that were issued or renewed on and after April 19, 2021 (the "LC Percentage"). The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose include amendments that extend the expiration date of the letter of credit. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. At March 31, 2024, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $411 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that were funded during the period from April 1, 2020 through December 31, 2020 and that had a maturity of one year or greater. Pursuant to several Board-authorized extensions and modifications to this program, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for: (1) advances that were funded during the period from August 1, 2020 through April 18, 2021 and that had a maturity of 28 days or greater and (2) advances that were funded during the period from April 19, 2021 through December 31, 2022 and that had a maturity of 32 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022. At March 31, 2024, advances outstanding under this program totaled approximately $3.8 billion.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchase that occurred during the three months ended March 31, 2024, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For that repurchase, which occurred on March 26, 2024, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 26, 2024, the Bank repurchased surplus stock totaling $166.7 million, none of which was classified as mandatorily redeemable capital stock at that date.
On March 26, 2024, the Bank also repurchased all excess stock held by non-member shareholders as of that date. This excess stock, all of which was classified as mandatorily redeemable capital stock at that date, totaled $4,000.

At March 31, 2024, the Bank’s excess stock totaled $1.069 billion, which represented 0.85 percent of the Bank’s total assets as of that date.
During the three months ended March 31, 2024, the Bank’s retained earnings increased by $100 million, from $2.413 billion at December 31, 2023 to $2.513 billion at March 31, 2024. During this same period, the Bank paid dividends on capital stock totaling $80.7 million, which represented a weighted average annualized dividend rate of 6.15 percent. These dividends were paid in the form of capital stock with any fractional shares paid in cash. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 5.42 percent (a rate equal to average overnight SOFR for the fourth quarter of 2023 plus 0.1 percent) and 6.42 percent (a rate equal to average overnight SOFR for the fourth quarter of 2023 plus 1.1 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2023 through December 31, 2023, were paid on March 27, 2024.
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
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2023 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At March 31, 2024, the Bank’s total risk-based capital requirement was $1.313 billion, comprised of credit risk, market risk and operations risk capital requirements of $471 million, $539 million and $303 million, respectively, and its permanent capital was $6.881 billion.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at March 31, 2024 or December 31, 2023. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the three months ended March 31, 2024, the Bank was in compliance with all of its regulatory capital requirements. At March 31, 2024, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.50 percent and 8.25 percent, respectively. The Bank's capital stock-to-assets ratio was 3.73 percent for the month ended March 31, 2024. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of March 31, 2024 and December 31, 2023, see “Item 1. Financial Statements” (specifically, Note 14 on page 28 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption and cap agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 13 beginning on page 21 of this report).

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of March 31, 2024 and December 31, 2023.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
March 31, 2024
Advances	$47,800	$1,950	$—	$2,109	$51,859
Investments	—	18,748	—	1,552	20,300
Mortgage loans held for portfolio	—	—	—	1,571	1,571
Consolidated obligation bonds	—	54,635	—	313	54,948
Consolidated obligation discount notes	—	—	1,066	1,266	2,332
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$47,800	$75,333	$1,066	$22,530	$146,729
December 31, 2023
Advances	$50,880	$1,660	$—	$1,109	$53,649
Investments	—	17,987	—	1,552	19,539
Mortgage loans held for portfolio	—	—	—	1,377	1,377
Consolidated obligation bonds	—	70,233	—	1,021	71,254
Consolidated obligation discount notes	—	—	1,066	1,521	2,587
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$50,880	$89,880	$1,066	$22,299	$164,125
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of March 31, 2024, the Bank had cleared trades outstanding with notional amounts totaling $76.6 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has also transacted interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of March 31, 2024, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $70.1 billion.

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
As of March 31, 2024, cash collateral totaling $872 million had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged securities with a carrying value of $93.8 million to two bilateral derivative counterparties to meet its initial margin requirements. Further, as of March 31, 2024, the Bank had pledged $653 million (fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of March 31, 2024, the Bank had received $1.0 billion in variation margin to settle its cleared derivatives with its clearinghouse counterparties.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of March 31, 2024.
DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A	2	$16,603.3	$27.7	$(25.1)	$(0.1)	$2.5
Cleared derivatives (3)	—	76,618.7	11.8	(2.9)	652.6	661.5
Liability positions with credit exposure
Single-A(4)	5	33,194.9	(332.2)	339.2	18.7	25.7
Total derivative positions with non-member counterparties to which the Bank had credit exposure	7	126,416.9	(292.7)	311.2	671.2	689.7
Asset positions without credit exposure	1	210.0	0.2	(1.3)	—	—
Liability positions without credit exposure	9	20,069.7	(547.8)	537.2	(40.5)	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	10	20,279.7	(547.6)	535.9	(40.5)	—
Total non-member counterparties	17	146,696.6	(840.3)	$847.1	$630.7	$689.7

Member institutions
Interest rate exchange agreements (5)
Liability positions	1	9.3	—
Mortgage delivery commitments	—	23.4	—
Total member institutions	1	32.7	—
Total	18	$146,729.3	$(840.3)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of March 31, 2024.
(2)Includes amounts that had not settled as of March 31, 2024.
(3)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
(4)The figures for liability positions with credit exposure to counterparties rated single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $6.1 billion and a net credit exposure of $0.6 million.
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
Results of Operations
Net Income
Net income for the three months ended March 31, 2024 and 2023 was $180.6 million and $174.7 million, respectively. The Bank’s net income for the three months ended March 31, 2024 represented an annualized return on average capital stock ("ROCS") of 15.54 percent. In comparison, the Bank’s ROCS was 14.25 percent for the three months ended March 31, 2023. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.

Income Before Assessments
During the three months ended March 31, 2024 and 2023, the Bank’s income before assessments was $200.7 million and $194.1 million, respectively. As discussed in more detail below, the $6.6 million increase in income before assessments from period to period was attributable to a $27.4 million increase in net interest income after provision (reversal) for credit losses and a $6.3 million decrease in other expense, partially offset by a $27.1 million unfavorable change in other income (loss).
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision (Reversal) for Credit Losses
For the three months ended March 31, 2024, the Bank’s net interest income after provision (reversal) for credit losses was $223.5 million compared to $196.1 million for the comparable period in 2023. The $27.4 million increase in net interest income for the three months ended March 31, 2024, as compared to the corresponding period in 2023, was due largely to higher rates of return on the Bank's invested capital and a $5.0 million favorable change in fair value hedge ineffectiveness gains and losses from period to period, partially offset by the impact of a decrease in the average balances of the Bank's interest-earning assets from $135.5 billion during the three months ended March 31, 2023 to $126.0 billion during the comparable period in 2024, a $5.8 million increase in net price alignment expense on cleared derivatives and a $5.5 million decrease in net gains recorded in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 46 of this report).
The Bank’s net interest margin was 71 basis points for the three months ended March 31, 2024 and 59 basis points for the three months ended March 31, 2023. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 32 basis points and 27 basis points for the three months ended March 31, 2024 and 2023, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income. In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net gains recorded on GSE CMBS prepayments. The increase in the Bank's net interest spread for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, was due in large part to changes in the mix of the Bank's assets. Advances, which generally earn lower rates relative to the Bank's long-term investments, represented a significantly lower percentage of the Bank's earning assets during the three months ended March 31, 2024 as compared to the prior period.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended March 31, 2024 and 2023, the fair value hedge ineffectiveness amounts reported in net interest income (excluding the price alignment amount on cleared derivatives) increased (reduced) interest income on advances by $195,000 and ($3,094,000), respectively, increased (reduced) interest income on available-for-sale securities by $1,030,000 and ($9,004,000), respectively, and increased (reduced) interest expense on consolidated obligations by $6,320,000 and ($1,954,000), respectively. In aggregate, these amounts reduced net interest income by $5,095,000 and $10,144,000 for the three months ended March 31, 2024 and 2023, respectively. In addition, the price alignment amounts on cleared derivatives reduced net interest income by $18,386,000 and $12,564,000 for the three months ended March 31, 2024 and 2023, respectively.
The higher yielding, longer duration fixed-rate GSE CMBS and GSE debentures held in the Bank’s available-for-sale securities portfolio (substantially all of which are hedged with fixed-for-floating interest rate swaps in long-haul hedging relationships) expose the Bank to periodic earnings variability in the form of fair value hedge ineffectiveness. For the hedge relationships that were established prior to 2022, the hedge ineffectiveness gains and losses are attributable in large part to the use of different discount curves to value the interest rate swaps (either the overnight index swap curve or the SOFR curve) and the GSE CMBS/GSE debentures (SOFR or, in some cases prior to June 30, 2023, LIBOR, plus a constant spread). Notwithstanding the hedge ineffectiveness gains and losses, these hedging relationships have been, and are expected to continue to be, highly effective in achieving offsetting changes in fair values attributable to the hedged risk. While the ineffectiveness-related gains and losses associated with these hedging relationships can be significant when evaluated in the context of the Bank’s net income, they are relatively small when expressed as a percentage of the values of the positions. Because the Bank intends to hold these interest rate swaps to maturity, the unrealized ineffectiveness-related gains (or losses) associated with its holdings of GSE CMBS and GSE debentures are, in the absence of CMBS prepayments, expected to be transitory, meaning that they will reverse in future periods in the form of ineffectiveness-related losses (or gains).
As allowed under U.S. GAAP, the Bank has designated the hedged risk associated with its investments in available-for-sale securities that were acquired after January 1, 2022 as the SOFR benchmark interest rate component, thereby excluding the credit spread from the hedged items’ contractual cash flows. Long-haul hedging relationships that are based upon the benchmark rate component of the contractual coupon cash flows are expected to generate significantly less periodic earnings variability than the Bank’s other (pre-2022) available-for-sale hedging relationships which are based upon the securities’ contractual cash flows. During the three months ended March 31, 2024 and 2023, the fair value hedge ineffectiveness losses associated with the Bank’s available-for-sale benchmark component hedging relationships totaled $29,000 and $42,000 respectively. The notional amount of interest rate swaps in benchmark component hedging relationships totaled $7.6 billion and $4.7 billion at March 31, 2024 and 2023, respectively.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 32 basis points during the three months ended March 31, 2023 to 39 basis points during the three months ended March 31, 2024. The increase in the impact of non-interest bearing funds for the three months ended March 31, 2024, as compared to the corresponding period in 2023, was primarily due to the significant increase in short-term interest rates between the periods.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended March 31, 2024 and 2023.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$4,161	$56	5.46%	$5,145	$59	4.63%
Securities purchased under agreements to resell	5,404	73	5.40%	1,584	18	4.66%
Federal funds sold	11,396	153	5.42%	12,941	146	4.58%
Investments
Trading	1,342	16	4.66%	188	1	1.65%
Available-for-sale (3)	17,763	281	6.32%	15,539	202	5.19%
Held-to-maturity (3)	250	4	5.91%	314	4	4.94%
Advances (4)	80,502	1,151	5.72%	95,337	1,140	4.78%
Mortgage loans held for portfolio (5)	5,165	52	4.05%	4,471	39	3.52%
Total earning assets	125,983	1,786	5.67%	135,519	1,609	4.75%
Cash and due from banks	31			29
Other assets	442			622
Derivatives netting adjustment (2)	(969)			(1,833)
Fair value adjustment on available-for-sale securities (3)	103			142
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	—			(3)
Total assets	$125,590	1,786	5.69%	$134,476	1,609	4.79%
Liabilities and Capital
Interest-bearing deposits (2)	$1,307	17	5.34%	$1,315	15	4.48%
Consolidated obligations
Bonds	107,108	1,443	5.39%	73,171	826	4.52%
Discount notes	8,477	103	4.88%	51,607	571	4.43%
Mandatorily redeemable capital stock and other borrowings	1	—	13.57%	29	—	5.46%
Total interest-bearing liabilities	116,893	1,563	5.35%	126,122	1,412	4.48%
Other liabilities	2,312			3,074
Derivatives netting adjustment (2)	(969)			(1,833)
Total liabilities	118,236	1,563	5.29%	127,363	1,412	4.44%
Total capital	7,354			7,113
Total liabilities and capital	$125,590		4.98%	$134,476		4.20%
Net interest income		$223			$197
Net interest margin			0.71%			0.59%
Net interest spread			0.32%			0.27%
Impact of non-interest bearing funds			0.39%			0.32%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended March 31, 2024 and 2023 in the table above include $0.948 billion and $1.831 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended March 31, 2024 and 2023 in the table above include $19 million and $2 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $23 million and $20 million of non-accruing loans for the three months ended March 31, 2024 and 2023, respectively.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three-month periods ended March 31, 2024 and 2023. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended
	March 31, 2024 vs. 2023
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(13)	$10	$(3)
Securities purchased under agreements to resell	52	3	55
Federal funds sold	(18)	25	7
Investments
Trading	11	4	15
Available-for-sale	31	48	79
Held-to-maturity	(1)	1	—
Advances	(193)	204	11
Mortgage loans held for portfolio	7	6	13
Total interest income	(124)	301	177
Interest expense
Interest-bearing deposits	—	2	2
Consolidated obligations
Bonds	435	182	617
Discount notes	(521)	53	(468)
Mandatorily redeemable capital stock and other borrowings	—	—	—
Total interest expense	(86)	237	151
Changes in net interest income	$(38)	$64	$26

Other Income (Loss)
The following table presents the various components of other income (loss) for the three months ended March 31, 2024 and 2023.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net interest income (expense) associated with:
Member/offsetting derivatives	$2	$5
Economic hedge derivatives related to advances	3,098	(356)
Economic hedge derivatives related to trading securities	810	—
Economic hedge derivatives related to available-for-sale securities	4	8
Economic hedge derivatives related to consolidated obligation bonds	(751)	(336)
Economic hedge derivatives related to consolidated obligation discount notes	(935)	(4,520)
Economic hedge derivatives related to mortgage loans held for portfolio	4,287	3,589
Other stand-alone economic hedge derivatives	(3,763)	(2,833)
Total net interest income (expense) associated with economic hedge derivatives	2,752	(4,443)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(515)	(644)
Available-for-sale securities	22	(40)
Trading securities	3,734	—
Mortgage loans held for portfolio	3,795	(10,788)
Consolidated obligation bonds	(927)	1,961
Consolidated obligation discount notes	(794)	8,502
Other stand-alone economic hedge derivatives	(3,076)	8,046
Interest rate swaptions
Available-for-sale securities	(1,564)	139
Mortgage loans held for portfolio	(1,984)	1,052
Mortgage delivery commitments	557	(513)
Member/offsetting swaps	(1)	(5)
Total fair value gains (losses) related to economic hedge derivatives	(753)	7,710
Price alignment amount on daily settled derivative contracts	4,619	2,377
Total net gains on derivatives and hedging activities	6,618	5,644
Net gains (losses) on trading securities	(4,403)	2,803
Net gains on other assets carried at fair value	1,061	571
Gains on early extinguishment of debt	—	23,396
Service fees	772	773
Letter of credit fees	5,815	3,950
Standby bond purchase agreement fees	393	422
Other, net	209	50
Total other	3,847	31,965
Total other income	$10,465	$37,609

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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(1.4) million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both March 31, 2024 and December 31, 2023, the notional balance of these derivatives totaled $400 million. For the three months ended March 31, 2024 and 2023, the gains (losses) associated with these stand-alone economic hedge derivatives were ($3.1) million and $8.0 million for the three months ended March 31, 2024 and 2023, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions were $1.8 million and $(9.7) million for the three months ended March 31, 2024 and 2023, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains/losses from the commitment date to the settlement date) were $0.6 million and $(0.5) million for the three months ended March 31, 2024 and 2023, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the three months ended March 31, 2024 and 2023, the gains (losses) associated with these stand-alone economic hedge derivatives were $(1.6) million and $0.1 million, respectively.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the three months ended March 31, 2024 and 2023, the gains (losses) associated with these stand-alone economic hedge derivatives were $(0.8) million and $8.5 million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank previously offered interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the three months ended March 31, 2024 and 2023.
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
Other
During the three months ended March 31, 2024, the Bank held U.S. Treasury Notes and U.S Treasury Bills, all of which were classified as trading securities. During the three months ended March 31, 2023, the Bank held U.S. Treasury Notes, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these investments were

$(4.4) million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes and U.S Treasury Bills held in its short-term liquidity portfolio. The gains associated with these stand-alone derivatives were $3.7 million for the three months ended March 31, 2024. No stand-alone derivatives were used to hedge the U.S. Treasury Notes that were held during the three months ended March 31, 2023.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains on these securities totaled $1.1 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. The gains on the securities are offset by a corresponding increase in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
During the three months ended March 31, 2023, the Bank extinguished three consolidated obligation bonds with a total par value of $250 million. The gains on these extinguishments totaled $23.4 million. There were no debt extinguishments during the three months ended March 31, 2024.
Letter of credit fees totaled $5.8 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and 2023, outstanding letters of credit totaled $32.7 billion and $24.4 billion, respectively.
Standby bond purchase agreement fees totaled $0.4 million for both the three months ended March 31, 2024 and 2023. At March 31, 2024 and 2023, outstanding standby bond purchase agreements totaled $778 million and $850 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; voluntary grants, donations and Affordable Housing Program contributions; derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three months ended March 31, 2024, these expenses totaled $33.3 million compared to $39.6 million for the corresponding period in 2023.
Compensation and benefits were $14.6 million for the three months ended March 31, 2024 compared to $24.1 million for the corresponding period in 2023. The decrease in compensation and benefits for the three months ended March 31, 2024, as compared to the corresponding period in 2023, totaled $9.5 million and was due largely to a decrease in expenses related to the Bank's defined benefit pension plan, partially offset by an increase in expenses related to its non-qualified deferred compensation plans. In March 2023, the Bank made a $10.0 million voluntary contribution to the multiemployer defined benefit pension plan in which it participates. The Bank did not make any voluntary contributions to this plan during the three months ended March 31, 2024. Expenses related to employees' participation in the Bank's non-qualified deferred compensation plans were $0.5 million higher during the three months ended March 31, 2024, as compared to the corresponding period in 2023 due to more favorable changes in the fair value of the assets associated with those plans during 2024. The Bank's average headcount was 208 and 203 employees for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the Bank employed 210 people, an increase of 6 employees from December 31, 2023.
Other operating expenses for the three months ended March 31, 2024 were $12.1 million compared to $11.0 million for the corresponding period in 2023, representing an increase of $1.1 million. The increase in other operating expenses for the three months ended March 31, 2024, as compared to the corresponding period in 2023, resulted primarily from increased usage of independent contractors to support information technology initiatives at the Bank, as well as increases in software costs and mortgage program expenses.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled $5.1 million for the three months ended March 31, 2024 as compared to $3.9 million for the corresponding period in 2023.
Voluntary grants, donations and Affordable Housing Program contributions increased from $0.1 million for the three months ended March 31, 2023 to $1.1 million for the three months ended March 31, 2024, due primarily to $0.9 million of grants that were disbursed under the Bank's FORTIFIED Fund during the three months ended March 31, 2024. This program was not offered until the second half of 2023. In addition, the Bank made a $0.1 million voluntary make-whole contribution to its Affordable Housing Program ("AHP") during the three months ended March 31, 2024, as further discussed below in the section entitled "Voluntary Community Investment Programs."
Derivative clearing fees declined from $0.5 million for the three months ended March 31, 2023 to $0.4 million for the three months ended March 31, 2024. The small decline in derivative clearing fees was due in part to the additional fees associated with the derivative modifications that were entered into during the three months ended March 31, 2023 in preparation for the phase-out of LIBOR after June 30, 2023.

AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its AHP.
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $20.1 million and $19.4 million for the three months ended March 31, 2024 and 2023, respectively.

Voluntary Community Investment Programs
The Bank offers a number of voluntary loan and grant programs that are designed to meet specific community investment needs in its district, all but two of which are discussed in the 2023 10-K.
In April 2024, the Bank introduced two new voluntary programs, each of which will operate as a pilot program. First, the Community Advancement through New Opportunities & Partnerships Yielding Results Fund (“CANOPY Fund”) was developed to provide long-term, unsecured loans to non-depository CDFI members for use in supporting underserved, rural and low- to moderate-income communities and populations within the Bank’s district. Permissible uses for the loan proceeds include affordable housing and community investment activities. Second, the Native American Housing Opportunities Fund was created to provide housing-related grants to federally recognized Native American tribes and Tribally Designated Housing Entities that provide housing services to tribal members residing in the Bank’s district. Grant recipients must be sponsored by one of the Bank’s member institutions.
In 2024 and subsequent years, the Bank intends to make available for its voluntary loan and grant programs an amount that equals or exceeds five percent of its prior year income before assessments as adjusted for interest expense on mandatorily redeemable capital stock and the income statement effects of voluntary programs and AHP make-whole contributions (“Adjusted Income Before Assessments”). The income statement effects of voluntary programs are comprised of grants, donations, and interest income and the provision (reversal) for credit losses on the Bank’s voluntary program loans. Make-whole contributions to the Bank’s AHP are disclosed in Note 11 to the Bank's financial statements and are more fully discussed in the paragraph immediately following the table below. By adjusting for these items, the amount to be made available for the Bank’s voluntary loan and grant programs in the following year is not affected by interest expense on mandatorily redeemable capital stock, the income statement effects of voluntary programs or AHP make-whole contributions that are recorded in the Bank’s current year earnings.
For the year ended December 31, 2023, the Bank’s Adjusted Income Before Assessments was $977,622,000, which resulted in a target minimum allocation of $48,881,000 to its voluntary loan and grant programs for 2024. As shown in the table below, the Bank also intends to make available for its voluntary loan and grant programs any receipts of principal and interest on voluntary program loans from the prior year. Using its best efforts, the Bank will endeavor to award or loan these funds in 2024. Due to the recent introduction of some programs and the application periods that apply to other programs, the Bank expects that its voluntary loan and grant fundings will be higher in the second half of 2024 as compared to the first half of the year. Unused funds, if any, at the end of 2024 will be carried forward to 2025 to support the program(s) for which the funds were initially designated or, alternatively, reallocated to other voluntary programs. This process is expected to be repeated in each subsequent year.

The following table sets forth a summary of the amounts that the Bank has made available for its voluntary loan and grant programs in 2024 and the loans/grants funded during the three months ended March 31, 2024.

	Amount from 2023 Made Available in 2024	Receipts of Principal and Interest from 2023	Total Available in 2024	Loans/Grants Funded During the Three Months Ended March 31, 2024	Amount Remaining
Loan Programs
CANOPY Fund	$35,000	$—	$35,000	$—	$35,000
Small Business Boost	3,000	1,270	4,270	979	3,291
Total Loan Programs	38,000	1,270	39,270	979	38,291

Grant Programs
FORTIFIED Fund	4,000	—	4,000	887	3,113
Capacity Building and Growth Grant	3,000	—	3,000	—	3,000
Heirs' Property Program	2,000	—	2,000	—	2,000
Partnership Grant Program	1,000	—	1,000	—	1,000
Native American Housing Opportunities Fund	1,000	—	1,000	—	1,000
Housing Assistance for Veterans	300	—	300	73	227
Total Grant Programs	11,300	—	11,300	960	10,340

Total Voluntary Community Investment Programs	$49,300	$1,270	$50,570	$1,939	$48,631
Overall, the income statement effects of the voluntary programs discussed above reduce the Bank’s reported income before assessments which, in turn, reduces the Bank’s statutory AHP assessment. To fully restore the Bank’s total AHP contribution to the dollar amount it would be in the absence of these effects, the Bank contributes a make-whole amount to its AHP. By resolution of the Bank’s Board of Directors, this obligation became effective on January 1, 2024. During the three months ended March 31, 2024, the AHP make-whole amount was $108,000. This amount, which is recorded in “Voluntary grants, donations and Affordable Housing Program contributions” in the Bank’s Statement of Income, was derived by aggregating the income statement effects of the voluntary programs which, in total, reduced the Bank’s reported income before assessments for the three months ended March 31, 2024 by $971,000 and then multiplying the total by the percentage needed to fully restore the Bank's AHP contribution.

Critical Accounting Estimates
A discussion of the Bank’s critical accounting estimates is provided in the 2023 10-K. During the three months ended March 31, 2024, there were no substantive changes to the methods used by the Bank to calculate its critical accounting estimates.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At March 31, 2024, the Bank’s short-term liquidity holdings were comprised of $24.4 billion of overnight reverse repurchase agreements (of which $19.7 billion was transacted with the Federal Reserve Bank of New York), $3.3 billion of overnight federal funds sold, $2.6 billion of overnight interest-bearing deposits, $1.2 billion of U.S. Treasury Notes and $0.1 billion of U.S. Treasury Bills.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1.0 billion from the FHLBank of Topeka. The bond matured and was repaid during the three months ended June 30, 2023. The Bank did not assume any other consolidated obligations from other FHLBanks during the three months ended March 31, 2024 or 2023.
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
With respect to base case liquidity, the Bank is required to maintain a positive cash balance during a prescribed period of time ranging from 10 to 30 calendar days assuming no access to the market for consolidated obligations or other unsecured funding sources and the renewal of all advances that are scheduled to mature during the measurement period. The supervisory letter sets forth the cash flow assumptions to be used by the FHLBanks which include, among other things, a reserve for potential draws on standby letters of credit. In addition, pursuant to Finance Agency guidance, uncommitted/unencumbered U.S. Treasury securities with a remaining maturity no greater than 10 years which are classified as trading or available-for-sale securities are included as a cash inflow three business days after measurement. Prior to January 1, 2024, securities meeting this criteria were included as a cash inflow one business day after measurement.
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
On and after December 31, 2020, the Finance Agency considers a FHLBank to have adequate reserves of liquid assets if the FHLBank maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2022, the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 15 percent and negative 30 percent, respectively. The Bank was in compliance with these liquidity requirements at all times during the three months ended March 31, 2024.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the 2023 10-K. The information provided in this item is intended to update the disclosures made in the 2023 10-K.
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
The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below entitled "Market Value of Equity," the Bank was in compliance with this limit at March 31, 2024 and December 31, 2023.

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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2023 and March 31, 2024. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2023	$7.445	$7.404	(0.55)%	$7.453	0.11%	$7.440	(0.07)%	$7.454	0.12%
March 2024	7.242	7.217	(0.35)%	7.282	0.55%	7.231	(0.15)%	7.260	0.25%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2023 and March 31, 2024.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2023	0.17	(0.18)	(0.01)	(0.02)	0.18	0.59	0.04	(0.28)
March 2024	0.19	(0.19)	—	0.18	0.11	0.24	0.27	0.22
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	2024 Executive Incentive Plan (incorporated by reference to Exhibit 10.24 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 21, 2024).*

10.2
Form of Special Non-Qualified Deferred Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.13 to the Bank's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 21, 2024).*

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

May 13, 2024	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)