Form 10-Q
period 2024-06-30
Federal Home Loan Bank of Dallas
filed 2024-08-12
CIK 1331757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51405
FEDERAL HOME LOAN BANK OF DALLAS
(Exact name of registrant as specified in its charter)

Federally chartered corporation		71-6013989
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

8500 Freeport Parkway South, Suite 600
Irving,	TX	75063-2547
(Address of principal executive offices)		(Zip code)

(214)	441-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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
At August 6, 2024, the registrant had outstanding 44,232,988 shares of its Class B Capital Stock, $100 par value per share.

FEDERAL HOME LOAN BANK OF DALLAS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CONDITION
(Unaudited; in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$41,458	$49,885
Interest-bearing deposits (Notes 8 and 9)	2,647,933	2,297,225
Securities purchased under agreements to resell (Notes 8, 9 and 12)	13,550,000	14,750,000
Federal funds sold (Notes 8 and 9)	7,200,000	6,368,000
Trading securities (Notes 3, 8, 12 and 17) ($65,219 and $67,284 pledged at June 30, 2024 and December 31, 2023, respectively, which could not be rehypothecated)	2,335,256	1,271,943
Available-for-sale securities (a) (Notes 4, 8, 9, 12 and 17) ($609,676 and $821,812 pledged at June 30, 2024 and December 31, 2023, respectively, of which $555,886 and $767,368, respectively, could be rehypothecated)	19,070,588	17,690,722
Held-to-maturity securities (b) (Notes 5, 8 and 9)	238,534	253,302
Advances (Notes 6, 8 and 9)	75,225,134	79,951,855
Mortgage loans held for portfolio, net of allowance for credit losses of $6,711 and $7,768 at June 30, 2024 and December 31, 2023, respectively (Notes 7, 8 and 9)	5,409,439	5,088,642
Accrued interest receivable (Note 8)	397,954	426,243
Premises and equipment, net	13,781	14,449
Derivative assets (Notes 12 and 13)	33,060	17,604
Other assets (Note 9) (including $18,708 and $16,546 of securities held at fair value at June 30, 2024 and December 31, 2023, respectively)	68,446	84,742
TOTAL ASSETS	$126,231,583	$128,264,612

LIABILITIES AND CAPITAL
Deposits (including $1 of non-interest bearing deposits at June 30, 2024 and December 31, 2023)	$1,420,225	$1,427,843
Consolidated obligations (Note 10)
Discount notes	19,009,983	8,598,022
Bonds	96,906,629	109,536,207
Total consolidated obligations	115,916,612	118,134,229

Mandatorily redeemable capital stock	296	506
Accrued interest payable	804,455	883,353
Affordable Housing Program (Note 11)	167,254	150,431
Derivative liabilities (Notes 12 and 13)	4,973	21,575
Other liabilities (Notes 3 and 4)	470,602	387,455
Total liabilities	118,784,417	121,005,392

Commitments and contingencies (Notes 9 and 17)

CAPITAL (Note 14)
Capital stock
Capital stock — Class B-1 putable ($100 par value) issued and outstanding shares: 15,228,887 and 15,107,202 shares at June 30, 2024 and December 31, 2023, respectively	1,522,889	1,510,720
Capital stock — Class B-2 putable ($100 par value) issued and outstanding shares: 30,591,899 and 32,266,682 shares at June 30, 2024 and December 31, 2023, respectively	3,059,190	3,226,668
Total Class B Capital Stock	4,582,079	4,737,388
Retained earnings
Unrestricted	2,050,277	1,907,882
Restricted	578,673	505,101
Total retained earnings	2,628,950	2,412,983
Accumulated other comprehensive income (Note 20)	236,137	108,849
Total capital	7,447,166	7,259,220
TOTAL LIABILITIES AND CAPITAL	$126,231,583	$128,264,612
_____________________________
(a)Amortized cost: $18,903,352 and $17,640,544 at June 30, 2024 and December 31, 2023, respectively.
(b)Fair values: $233,243 and $247,126 at June 30, 2024 and December 31, 2023, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME
Advances	$1,143,057	$1,731,345	$2,292,998	$2,871,532
Prepayment fees on advances, net	86	76	1,101	86
Interest-bearing deposits	54,264	83,869	110,751	142,581
Securities purchased under agreements to resell	53,526	148,791	126,132	166,998
Federal funds sold	151,162	223,998	304,760	370,027
Trading securities	37,482	4,582	53,126	5,360
Available-for-sale securities	290,414	245,361	571,115	447,113
Held-to-maturity securities	3,589	3,929	7,287	7,805
Mortgage loans held for portfolio	55,398	42,113	107,647	81,422
Other	18	—	67	—
Total interest income	1,788,996	2,484,064	3,574,984	4,092,924
INTEREST EXPENSE
Consolidated obligations
Bonds	1,337,457	1,491,843	2,779,996	2,318,046
Discount notes	200,394	684,811	303,790	1,256,041
Deposits	22,031	19,189	39,396	33,726
Mandatorily redeemable capital stock	16	177	46	313
Other borrowings	5	273	15	523
Total interest expense	1,559,903	2,196,293	3,123,243	3,608,649
NET INTEREST INCOME	229,093	287,771	451,741	484,275
Provision (reversal) for credit losses	6	2,226	(844)	2,606

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	229,087	285,545	452,585	481,669

OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(597)	(2,215)	(5,000)	588
Net gains on derivatives and hedging activities	7,793	8,154	14,411	13,798
Net gains on other assets carried at fair value	298	583	1,359	1,154
Realized gains on sales of held-to-maturity securities	—	1,081	—	1,081
Gains on early extinguishment of debt	—	—	—	23,396
Letter of credit fees	5,996	4,523	11,811	8,473
Other, net	1,126	1,570	2,500	2,815
Total other income	14,616	13,696	25,081	51,305
OTHER EXPENSE
Compensation and benefits	14,252	13,143	28,855	37,221
Other operating expenses	14,167	12,358	26,255	23,397
Finance Agency	3,270	2,070	6,540	4,139
Office of Finance	1,780	2,221	3,624	4,071
Voluntary grants, donations and Affordable Housing Program contributions	1,778	2,433	2,846	2,505
Derivative clearing fees	375	720	808	1,256
Total other expense	35,622	32,945	68,928	72,589
INCOME BEFORE ASSESSMENTS	208,081	266,296	408,738	460,385
Affordable Housing Program assessment	20,809	26,648	40,878	46,070
NET INCOME	$187,272	$239,648	$367,860	$414,315
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NET INCOME	$187,272	$239,648	$367,860	$414,315
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities, net of unrealized gains and losses relating to hedged interest rate risk included in net income	503	113,299	117,058	31,275
Unrealized gains on cash flow hedges	6,068	27,695	26,497	14,762
Reclassification adjustment for gains on cash flow hedges included in net income	(8,096)	(7,636)	(16,233)	(12,734)
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	3,338	—	3,338
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	20	—	90
Postretirement benefit plan
Amortization of prior service cost included in net periodic benefit cost/credit	5	5	10	10
Amortization of net actuarial gain included in net periodic benefit cost/credit	(22)	(24)	(44)	(48)
Total other comprehensive income (loss)	(1,542)	136,697	127,288	36,693
TOTAL COMPREHENSIVE INCOME	$185,730	$376,345	$495,148	$451,008

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, APRIL 1, 2024	15,677	$1,567,670	28,001	$2,800,105	$1,971,641	$541,218	$2,512,859	$237,679	$7,118,313
Net transfers of shares between Class B-1 and Class B-2 Stock	7,911	791,161	(7,911)	(791,161)	—	—	—	—	—
Proceeds from sale of capital stock	30	3,037	10,502	1,050,246	—	—	—	—	1,053,283
Repurchase/redemption of capital stock	(9,092)	(909,179)	—	—	—	—	—	—	(909,179)
Shares reclassified to mandatorily redeemable capital stock	(9)	(905)	—	—	—	—	—	—	(905)
Comprehensive income (loss)
Net income	—	—	—	—	149,817	37,455	187,272	—	187,272
Other comprehensive loss	—	—	—	—	—	—	—	(1,542)	(1,542)
Dividends on capital stock (a)
Cash	—	—	—	—	(64)	—	(64)	—	(64)
Mandatorily redeemable capital stock	—	—	—	—	(12)	—	(12)	—	(12)
Stock	711	71,105	—	—	(71,105)	—	(71,105)	—	—

BALANCE, JUNE 30, 2024	15,228	$1,522,889	30,592	$3,059,190	$2,050,277	$578,673	$2,628,950	$236,137	$7,447,166

BALANCE, APRIL 1, 2023	13,456	$1,345,556	50,451	$5,045,126	$1,600,738	$365,144	$1,965,882	$82,522	$8,439,086
Net transfers of shares between Class B-1 and Class B-2 Stock	16,145	1,614,537	(16,145)	(1,614,537)	—	—	—	—	—
Proceeds from sale of capital stock	116	11,558	9,964	996,408	—	—	—	—	1,007,966
Repurchase/redemption of capital stock	(12,466)	(1,246,526)	—	—	—	—	—	—	(1,246,526)
Shares reclassified to mandatorily redeemable capital stock	(18)	(1,837)	—	—	—	—	—	—	(1,837)
Comprehensive income
Net income	—	—	—	—	191,718	47,930	239,648	—	239,648
Other comprehensive income	—	—	—	—	—	—	—	136,697	136,697
Dividends on capital stock (b)
Cash	—	—	—	—	(64)	—	(64)	—	(64)
Mandatorily redeemable capital stock	—	—	—	—	(22)	—	(22)	—	(22)
Stock	658	65,751	—	—	(65,751)	—	(65,751)	—	—

BALANCE, JUNE 30, 2023	17,891	$1,789,039	44,270	$4,426,997	$1,726,619	$413,074	$2,139,693	$219,219	$8,574,948

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited, in thousands)

	Capital Stock Class B-1 - Putable (Membership/Excess)		Capital Stock Class B-2 - Putable (Activity)					Accumulated Other Comprehensive Income (Loss)
					Retained Earnings				Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JANUARY 1, 2024	15,107	$1,510,720	32,267	$3,226,668	$1,907,882	$505,101	$2,412,983	$108,849	$7,259,220
Net transfers of shares between Class B-1 and Class B-2 Stock	17,449	1,744,899	(17,449)	(1,744,899)	—	—	—	—	—
Proceeds from sale of capital stock	34	3,446	15,774	1,577,421	—	—	—	—	1,580,867
Repurchase/redemption of capital stock	(18,870)	(1,887,021)	—	—	—	—	—	—	(1,887,021)
Shares reclassified to mandatorily redeemable capital stock	(9)	(905)	—	—	—	—	—	—	(905)
Comprehensive income
Net income	—	—	—	—	294,288	73,572	367,860	—	367,860
Other comprehensive income	—	—	—	—	—	—	—	127,288	127,288
Dividends on capital stock (a)
Cash	—	—	—	—	(131)	—	(131)	—	(131)
Mandatorily redeemable capital stock	—	—	—	—	(12)	—	(12)	—	(12)
Stock	1,517	151,750	—	—	(151,750)	—	(151,750)	—	—

BALANCE, JUNE 30, 2024	15,228	$1,522,889	30,592	$3,059,190	$2,050,277	$578,673	$2,628,950	$236,137	$7,447,166

BALANCE, JANUARY 1, 2023	12,355	$1,235,525	27,486	$2,748,580	$1,504,236	$330,210	$1,834,446	$182,526	$6,001,077
Net transfers of shares between Class B-1 and Class B-2 Stock	27,712	2,771,165	(27,712)	(2,771,165)	—	—	—	—	—
Proceeds from sale of capital stock	121	12,051	44,496	4,449,582	—	—	—	—	4,461,633
Repurchase/redemption of capital stock	(23,368)	(2,336,765)	—	—	—	—	—	—	(2,336,765)
Shares reclassified to mandatorily redeemable capital stock	(18)	(1,837)	—	—	—	—	—	—	(1,837)
Comprehensive income
Net income	—	—	—	—	331,451	82,864	414,315	—	414,315
Other comprehensive income	—	—	—	—	—	—	—	36,693	36,693
Dividends on capital stock (b)
Cash	—	—	—	—	(134)	—	(134)	—	(134)
Mandatorily redeemable capital stock	—	—	—	—	(34)	—	(34)	—	(34)
Stock	1,089	108,900	—	—	(108,900)	—	(108,900)	—	—

BALANCE, JUNE 30, 2023	17,891	$1,789,039	44,270	$4,426,997	$1,726,619	$413,074	$2,139,693	$219,219	$8,574,948

(a) Dividends were paid at annualized rates of 5.42 percent and 6.42 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2024 and at annualized rates of 5.41 percent and 6.41 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2024.
(b) Dividends were paid at annualized rates of 3.89 percent and 4.89 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the first quarter of 2023 and at annualized rates of 4.60 percent and 5.60 percent on Class B-1 Stock and Class B-2 Stock, respectively, in the second quarter of 2023.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DALLAS
STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$367,860	$414,315
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization
Net premiums and discounts on advances, consolidated obligations, investments and mortgage loans	(55,566)	359,564
Concessions on consolidated obligations	2,808	5,168
Premises, equipment and computer software costs	1,107	2,064
Non-cash interest on mandatorily redeemable capital stock	37	220
Gains on early extinguishment of debt	—	(23,396)
Provision (reversal) for credit losses	(844)	2,606
Realized gains on sales of held-to-maturity securities	—	(1,081)
Net gains on other assets carried at fair value	(1,359)	(1,154)
Net losses (gains) on trading securities	5,000	(588)
Net change in derivative and hedging activities	276,699	72,453
Decrease (increase) in accrued interest receivable	29,381	(203,809)
Decrease (increase) in other assets	20,918	(9,125)
Increase in Affordable Housing Program (AHP) liability	16,823	31,337
Increase (decrease) in accrued interest payable	(78,723)	536,512
Increase (decrease) in other liabilities	(32,106)	49,579
Total adjustments	184,175	820,350
Net cash provided by operating activities	552,035	1,234,665

INVESTING ACTIVITIES
Net increase in interest-bearing deposits, including swap collateral pledged	(69,142)	(2,109,934)
Net decrease (increase) in securities purchased under agreements to resell	1,200,000	(12,450,000)
Net increase in federal funds sold	(832,000)	(1,700,000)
Purchases of trading securities	(4,251,923)	(994,458)
Proceeds from sales of trading securities	3,056,540	—
Purchases of available-for-sale securities	(1,570,401)	(1,720,993)
Principal collected on available-for-sale securities	320,185	293,751
Proceeds from sales of held-to-maturity securities	—	29,025
Principal collected on held-to-maturity securities	14,774	19,538
Net decrease (increase) in advances	4,386,133	(40,491,607)
Principal collected on mortgage loans held for portfolio	205,513	148,548
Purchases of mortgage loans held for portfolio	(528,926)	(539,706)
Purchases of premises, equipment and computer software	(2,319)	(2,098)
Net cash provided by (used in) investing activities	1,928,434	(59,517,934)

	For the Six Months Ended
	June 30,
	2024	2023
FINANCING ACTIVITIES
Net increase in deposit liabilities, including swap collateral held	21,215	187,180
Net proceeds from derivative contracts with financing elements	37,829	43,901
Net proceeds from issuance of consolidated obligations
Discount notes	43,470,720	362,246,938
Bonds	64,766,090	90,393,465
Proceeds from assumption of debt from other Federal Home Loan Bank	—	999,987
Debt issuance costs	(2,868)	(5,552)
Payments for maturing and retiring consolidated obligations
Discount notes	(33,030,322)	(367,575,092)
Bonds	(77,444,110)	(30,128,199)
Proceeds from issuance of capital stock	1,580,867	4,461,633
Payments for redemption of mandatorily redeemable capital stock	(1,165)	(1,092)
Payments for repurchase/redemption of capital stock	(1,887,021)	(2,336,765)
Cash dividends paid	(131)	(134)
Net cash provided by (used in) financing activities	(2,488,896)	58,286,270

Net increase (decrease) in cash and cash equivalents	(8,427)	3,001
Cash and cash equivalents at beginning of the period	49,885	27,826
Cash and cash equivalents at end of the period	$41,458	$30,827

Supplemental Disclosures:
Interest paid	$3,157,631	$2,831,611
AHP payments, net	$24,354	$14,733
Stock dividends issued	$151,750	$108,900
Dividends paid through issuance of mandatorily redeemable capital stock	$12	$34
Net capital stock reclassified to mandatorily redeemable capital stock	$905	$1,837
Right-of-use assets acquired by lease	$1,364	$—

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

Note 3—Trading Securities
Trading securities as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
U.S Treasury Notes	$1,342,039	$1,271,943
U.S. Treasury Bills	993,217	—
Total	$2,335,256	$1,271,943

`
Included in the balance as of December 31, 2023 are U.S. Treasury Notes that were purchased but which had not yet settled as of that date. The aggregate amount due of $149,796,000 is included in other liabilities on the statement of condition at December 31, 2023.
Net gains (losses) on trading securities during the six months ended June 30, 2024 and 2023 included changes in net unrealized holding gain (loss) of $(5,005,000) and $588,000 for securities that were held on June 30, 2024 and 2023, respectively.

Note 4—Available-for-Sale Securities
 Major Security Types. Available-for-sale securities as of June 30, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$84,275	$—	$24	$84,251
GSE obligations	3,033,029	27,013	1,394	3,058,648
	3,117,304	27,013	1,418	3,142,899
GSE commercial MBS	15,786,048	151,721	10,080	15,927,689
Total	$18,903,352	$178,734	$11,498	$19,070,588

Available-for-sale securities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debentures
U.S. government-guaranteed obligations	$263,673	$494	$—	$264,167
GSE obligations	3,083,853	35,229	4,076	3,115,006
	3,347,526	35,723	4,076	3,379,173
GSE commercial MBS	14,293,018	59,940	41,409	14,311,549
Total	$17,640,544	$95,663	$45,485	$17,690,722

In the tables above, the amortized cost of the Bank's available-for-sale securities includes premiums, discounts and hedging adjustments. Amortized cost excludes accrued interest of $72,931,000 and $70,460,000 at June 30, 2024 and December 31, 2023, respectively. Included in the tables above are GSE commercial MBS ("CMBS") that were purchased but which had not yet settled as of June 30, 2024 and December 31, 2023. The aggregate amounts due of $412,517,000 and $148,865,000, respectively, are included in other liabilities on the statement of condition at those dates.
The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of June 30, 2024. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Debentures
U.S. government-guaranteed obligations	$84,251	$24	$—	$—	$84,251	$24
GSE debentures	34,815	1	24,868	1,393	59,683	1,394
GSE commercial MBS	749,980	4,615	488,382	5,465	1,238,362	10,080
Total	$869,046	$4,640	$513,250	$6,858	$1,382,296	$11,498

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
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2024 and December 31, 2023 are presented below (in thousands).

	June 30, 2024		December 31, 2023
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debentures
Due in one year or less	$1,355,828	$1,358,810	$1,256,186	$1,261,769
Due after one year through five years	1,685,910	1,706,229	1,967,570	1,991,058
Due after five years through ten years	75,566	77,860	123,770	126,346
	3,117,304	3,142,899	3,347,526	3,379,173
GSE CMBS	15,786,048	15,927,689	14,293,018	14,311,549
Total	$18,903,352	$19,070,588	$17,640,544	$17,690,722
Interest Rate Payment Terms. At June 30, 2024 and December 31, 2023, all of the Bank's available-for-sale securities were fixed rate securities, substantially all of which were swapped to a variable rate.
Sales of Securities. There were no sales of available-for-sale securities during the six months ended June 30, 2024 or 2023.

Note 5—Held-to-Maturity Securities
     Major Security Types. Held-to-maturity securities as of June 30, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
GSE residential MBS	$238,534	$72	$5,363	$233,243
Total	$238,534	$72	$5,363	$233,243

Held-to-maturity securities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
U.S. government-guaranteed debenture	$374	$1	$—	$375
GSE residential MBS	252,928	55	6,232	246,751
Total	$253,302	$56	$6,232	$247,126

In the tables above, amortized cost includes premiums and discounts. Amortized cost excludes accrued interest of $379,000 and $404,000 at June 30, 2024 and December 31, 2023, respectively.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2024 and December 31, 2023 are presented below (in thousands).

	June 30, 2024		December 31, 2023
Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debenture due in one year or less	$—	$—	$374	$375
Mortgage-backed securities	238,534	233,243	252,928	246,751
Total	$238,534	$233,243	$253,302	$247,126
The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net purchase discounts of $52,000 and $57,000 at June 30, 2024 and December 31, 2023, respectively.
Interest Rate Payment Terms. At June 30, 2024 and December 31, 2023, all of the Bank's held-to-maturity securities were variable-rate securities. All of the Bank’s variable-rate MBS classified as held-to-maturity securities were collateralized mortgage obligations which have coupon rates that are subject to interest rate caps, none of which were reached during 2023 or the six months ended June 30, 2024.
Sales of Securities. There were no sales of held-to-maturity securities during the six months ended June 30, 2024. On May 4, 2023, the Bank sold all of its non-agency residential MBS investments. Proceeds from the sale totaled $29,025,000, resulting in a net realized gain of $1,081,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Note 6—Advances
     Redemption Terms. At June 30, 2024 and December 31, 2023, the Bank had advances outstanding at interest rates ranging from 0.39 percent to 8.27 percent, as summarized below (dollars in thousands).

	June 30, 2024		December 31, 2023
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1,294	5.75%	$—	—%
Due in one year or less	42,493,816	5.33	44,567,898	5.36
Due after one year through two years	6,780,104	4.64	4,689,293	4.40
Due after two years through three years	13,725,811	3.72	6,435,369	4.48
Due after three years through four years	6,649,026	4.80	12,535,123	3.58
Due after four years through five years	2,008,691	4.61	5,776,581	5.06
Due after five years through fifteen years	4,188,249	3.20	6,228,089	3.45
Due after fifteen years	27,485	2.48	28,254	2.39
Total par value	75,874,476	4.79%	80,260,607	4.78%
Deferred net prepayment fees	(2,564)		(3,079)
Commitment fees	—		(32)
Hedging adjustments	(646,778)		(305,641)
Total	$75,225,134		$79,951,855
Advances presented in the table above exclude accrued interest of $259,970,000 and $295,802,000 at June 30, 2024 and December 31, 2023, respectively.
The Bank offers advances to members that may be prepaid on specified dates without the member incurring prepayment or termination fees (prepayable and callable advances). At June 30, 2024 and December 31, 2023, the Bank had aggregate prepayable and callable advances totaling $6,242,000,000 and $6,237,407,000, respectively. The prepayment of other advances requires the payment of a fee to the Bank (prepayment fee) if necessary to make the Bank financially indifferent to the prepayment of the advance.

The following table summarizes advances outstanding at June 30, 2024 and December 31, 2023, by the earlier of contractual maturity or next call date, or the first date on which prepayable advances can be repaid without a prepayment fee (in thousands):

Contractual Maturity or Next Call Date	June 30, 2024	December 31, 2023
Overdrawn demand deposit accounts	$1,294	$—
Due in one year or less	47,146,537	49,152,564
Due after one year through two years	5,837,556	4,125,832
Due after two years through three years	13,425,813	5,816,165
Due after three years through four years	3,522,260	12,279,074
Due after four years through five years	1,779,390	2,688,446
Due after five years	4,161,626	6,198,526
Total par value	$75,874,476	$80,260,607

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance on specified dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At June 30, 2024 and December 31, 2023, the Bank had putable advances outstanding totaling $4,566,750,000 and $5,130,000,000, respectively.
The following table summarizes advances outstanding at June 30, 2024 and December 31, 2023, by the earlier of contractual maturity or next possible put date (in thousands):

Contractual Maturity or Next Put Date	June 30, 2024	December 31, 2023
Overdrawn demand deposit accounts	$1,294	$—
Due in one year or less	46,213,566	48,325,898
Due after one year through two years	6,602,104	5,213,793
Due after two years through three years	13,896,644	6,415,369
Due after three years through four years	6,632,359	12,947,623
Due after four years through five years	2,081,525	5,416,331
Due after five years	446,984	1,941,593
Total par value	$75,874,476	$80,260,607

 Interest Rate Payment Terms. The following table provides interest rate payment terms for advances outstanding at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Fixed-rate
Due in one year or less	$41,951,804	$40,590,309
Due after one year	27,762,747	29,984,969
Total fixed-rate	69,714,551	70,575,278
Variable-rate
Due in one year or less	543,306	3,977,589
Due after one year	5,616,619	5,707,740
Total variable-rate	6,159,925	9,685,329
Total par value	$75,874,476	$80,260,607
At June 30, 2024 and December 31, 2023, 73 percent and 76 percent, respectively, of the Bank’s fixed-rate advances were swapped to a variable rate.
Prepayment Fees. When a member/borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. The Bank records prepayment fees received from members/borrowers on prepaid advances net of any associated hedging adjustments on those advances. These fees are reflected as interest income in the statements of income either immediately (as prepayment fees on advances) or over time (as interest income on advances) as further described below. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance and the advance meets the accounting criteria to qualify as a modification of the prepaid advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized into interest income on advances over the life of the modified advance using the level-yield method. During the three and six months ended June 30, 2024, gross advance prepayment fees received from members/borrowers were $48,000 and $84,000, respectively, none of which were deferred. During the three and six months ended June 30, 2023, gross advance prepayment fees received from members/borrowers were $75,000 and $85,000, respectively, none of which were deferred.
The Bank also offers advances that include a symmetrical prepayment feature which allows a member to prepay an advance at the lower of par value or fair value plus a make-whole amount payable to the Bank.  There were no prepayments of symmetrical prepayment advances for which the par values of the advances exceeded their fair values, less the make-whole amounts, during the six months ended June 30, 2024 and 2023.

Note 7—Mortgage Loans Held for Portfolio
Mortgage loans held for portfolio represent held-for-investment loans acquired through the Mortgage Partnership Finance® ("MPF"®) program. The following table presents information as of June 30, 2024 and December 31, 2023 for mortgage loans held for portfolio (in thousands):

	June 30, 2024	December 31, 2023
Fixed-rate medium-term* single-family mortgages	$104,712	$108,718
Fixed-rate long-term single-family mortgages	5,251,914	4,932,497
Premiums	70,517	66,823
Discounts	(18,283)	(18,730)
Deferred net derivative gains associated with mortgage delivery commitments	7,290	7,102
Total mortgage loans held for portfolio	5,416,150	5,096,410
Less: allowance for credit losses on mortgage loans	(6,711)	(7,768)
Total mortgage loans held for portfolio, net of allowance for credit losses	$5,409,439	$5,088,642
________________________________________
*Medium-term is defined as an original term of 15 years or less.
Mortgage loans presented in the table above exclude accrued interest receivable of $33,824,000 and $31,054,000 at June 30, 2024 and December 31, 2023, respectively.
The unpaid principal balance of mortgage loans held for portfolio at June 30, 2024 and December 31, 2023 was comprised of conventional loans totaling $5,351,487,000 and $5,035,553,000, respectively, and government-guaranteed/insured loans totaling $5,139,000 and $5,662,000, respectively.

Note 8—Accrued Interest Receivable
The components of accrued interest receivable as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Advances	$259,970	$295,802
Investment securities
Trading	11,772	9,734
Available-for-sale	72,931	70,460
Held-to-maturity	379	404
Mortgage loans held for portfolio	33,824	31,054
Interest-bearing deposits	9,889	9,425
Securities purchased under agreements to resell	5,992	6,530
Federal funds sold	3,197	2,834
Total	$397,954	$426,243

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
Short-Term Investments. The Bank invests in overnight interest-bearing deposits, overnight Federal Funds sold and overnight securities purchased under agreements to resell. These investments provide short-term liquidity and are carried at amortized cost. All investments in Federal Funds sold, interest-bearing deposits and securities purchased under agreements to resell that were outstanding at June 30, 2024 were repaid according to their contractual terms. Accordingly, no allowance for credit losses was recorded on these assets at June 30, 2024.
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
At June 30, 2024, the gross unrealized losses on the Bank’s available-for-sale securities were $11,498,000, all of which related to securities that are either guaranteed by the U.S. government or issued and guaranteed by GSEs. At June 30, 2024, the gross unrealized losses on the Bank’s held-to-maturity securities were $5,363,000, all of which related to securities that are issued and guaranteed by GSEs.
As of June 30, 2024, the U.S. government and the issuers of the Bank’s holdings of GSE debentures, GSE CMBS and GSE residential MBS ("RMBS") were rated triple-A by Moody’s Investors Service (“Moody’s”) and AA+ by S&P Global Ratings (“S&P”). Through June 30, 2024, the Bank has not experienced any defaults on its government-guaranteed debentures or GSE RMBS and it has experienced only one default on its GSE CMBS, which default occurred in 2020. In the event of a default, the guarantor is required to repurchase the security at its par value and thus the Bank's exposure is limited to the amount of any unamortized premiums and/or positive fair value hedge accounting adjustments included in the amortized cost basis of the investment. Based upon the Bank's assessment of the strength of the government guaranty, the Bank expects that the U.S. government-guaranteed debenture that was in an unrealized loss position at June 30, 2024 would not be settled at an amount less than the Bank's amortized cost basis in the investment. Based upon the Bank's assessment of the creditworthiness of the issuers of the GSE debentures that were in an unrealized loss position at June 30, 2024 and the credit ratings assigned by Moody's and S&P, the Bank expects that these debentures would not be settled at an amount less than the Bank's amortized cost bases in the investments. In addition, based upon the Bank's assessment of the strength of the GSEs' guarantees of the Bank's holdings of GSE CMBS and GSE RMBS and the credit ratings assigned by Moody's and S&P, the Bank expects that the amounts to be collected on its holdings of GSE MBS will not be less than the Bank’s amortized cost bases in these investments (or, in the rare circumstance of a default, the amount to be collected would not be expected to be significantly less than the Bank’s amortized cost basis in the investment). The Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. Because the current market value deficits associated with the Bank's available-for-sale securities are not attributable to credit quality, and because the amount expected to be collected on its held-to-maturity securities is not less than the amortized cost of these investments, the Bank has determined that the credit losses on its U.S. government-guaranteed and GSE investments, if any, would be insignificant and, therefore, the Bank did not provide an allowance for credit losses on these investments at June 30, 2024.
Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. To date, the Bank has never been required to purchase a bond under its standby bond purchase agreements. In addition, the agreements contain provisions that allow the Bank to terminate the agreement if the housing finance agency's credit rating, or the rating of the bonds underlying the agreements, decline to a level below investment grade. Based on these provisions, the high credit quality of the housing finance agency and the unlikelihood that the Bank will be required to repurchase the bonds, an allowance for credit losses on standby bond purchase agreements was not considered necessary at June 30, 2024.

Financing Receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses on financing receivables which, for the Bank, includes off-balance sheet credit exposures to members. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments: (1) advances and other secured extensions of credit to members/borrowers, collectively referred to as “secured extensions of credit to members”; (2) government-guaranteed/insured mortgage loans held for portfolio; (3) conventional mortgage loans held for portfolio and (4) unsecured loans to members under voluntary community investment programs.
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
On at least a quarterly basis, the Bank evaluates all outstanding secured extensions of credit to members/borrowers for potential credit losses. These evaluations include a review of: (1) the amount, type and performance of collateral available to secure the outstanding obligations; (2) metrics that may be indicative of changes in the financial condition and general creditworthiness of the member/borrower; and (3) the payment status of the obligations. Any outstanding extensions of credit that exhibit a potential credit weakness that could jeopardize the full collection of the outstanding obligations would be classified as substandard, doubtful or loss. The Bank did not have any advances or other secured extensions of credit to members/borrowers that were classified as substandard, doubtful or loss at June 30, 2024 or December 31, 2023.
The Bank considers the amount, type and performance of collateral to be the primary indicator of credit quality with respect to its secured extensions of credit to members/borrowers. At June 30, 2024 and December 31, 2023, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower’s outstanding secured extensions of credit.
The Bank continues to evaluate and, as necessary, modify its credit extension and collateral policies based on market conditions. At June 30, 2024 and December 31, 2023, the Bank did not have any advances that were past due or on nonaccrual status.
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

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is doubtful or 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. A loan on nonaccrual status is restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal. At June 30, 2024 and December 31, 2023, interest payments received on nonaccrual loans and recorded as a reduction of principal totaled $5,542,000 and $5,051,000, respectively.
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
In certain circumstances, the Bank enters into loan modifications that allow borrowers who are experiencing financial difficulty to defer past due principal and interest payments until the earlier of the date on which the loan is prepaid or the end of the loan term. During the three months ended June 30, 2024, both the aggregate unpaid principal balance of loans that were modified and payment defaults on loans that had been modified within the previous 12 months were insignificant.
The Bank considers the key credit quality indicator for conventional mortgage loans to be the payment status of each loan. The table below summarizes the amortized cost (excluding accrued interest receivable) by payment status for mortgage loans at June 30, 2024 and December 31, 2023 (dollars in thousands).

	June 30, 2024
	Conventional Loans Originated Prior to 2019	Conventional Loans Originated in 2019-2023	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$15,180	$39,991	$55,171	$182	$55,353
60-89 days delinquent	4,902	8,928	13,830	12	13,842
90 days or more delinquent	7,060	9,713	16,773	75	16,848
Total past due	27,142	58,632	85,774	269	86,043
Total current loans	1,008,579	4,316,644	5,325,223	4,884	5,330,107
Total mortgage loans	$1,035,721	$4,375,276	$5,410,997	$5,153	$5,416,150

	December 31, 2023
	Conventional Loans Originated Prior to 2018	Conventional Loans Originated in 2018-2022	Total Conventional Loans	Government- Guaranteed/ Insured Loans (1)	Total
Mortgage loans:
30-59 days delinquent	$7,926	$39,417	$47,343	$222	$47,565
60-89 days delinquent	2,796	14,736	17,532	15	17,547
90 days or more delinquent	4,261	10,915	15,176	62	15,238
Total past due	14,983	65,068	80,051	299	80,350
Total current loans	371,320	4,639,360	5,010,680	5,380	5,016,060
Total mortgage loans	$386,303	$4,704,428	$5,090,731	$5,679	$5,096,410
_____________________________
(1)All of the Bank's government-guaranteed/insured loans were originated in years prior to 2004.

The table below summarizes other delinquency statistics for mortgage loans at June 30, 2024 and December 31, 2023 (dollars in thousands).

	June 30, 2024			December 31, 2023
	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total	Total Conventional Loans	Government- Guaranteed/ Insured Loans	Total
In process of foreclosure (1)	$3,938	$18	$3,956	$3,404	$19	$3,423
Serious delinquency rate (2)	0.3%	1.5%	0.3%	0.3%	1.1%	0.3%
Past due 90 days or more and still accruing interest (3)	$—	$75	$75	$—	$62	$62
Nonaccrual loans (4)	$23,331	$—	$23,331	$21,105	$—	$21,105
_____________________________
(1)Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been made.
(2)Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the loan portfolio.
(3)Only government-guaranteed/insured mortgage loans continue to accrue interest after they become 90 days or more past due.`
(4)The Bank did not have any specific allowance for credit losses on nonaccrual loans at June 30, 2024.
At June 30, 2024 and December 31, 2023, the Bank’s other assets included $1,112,000 and $705,000 of real estate owned.
The Bank individually reviews each seriously delinquent mortgage loan for credit losses. At June 30, 2024 and December 31, 2023, the estimated value of the collateral securing each of these loans, plus the estimated amount that can be recovered through credit enhancements and mortgage insurance, if any, exceeded the amortized cost basis of the loans. Therefore, no allowance for credit losses was established for any of the individually reviewed mortgage loans. The remaining conventional mortgage loans were evaluated for credit losses on a pool basis. Based upon the current and past performance of these loans, current economic conditions, reasonable and supportable forecasts of expected economic conditions and expected recoveries from credit enhancements, the Bank's best estimate of the expected credit losses in its conventional mortgage loan portfolio at June 30, 2024 was $6,711,000.
The following table presents the activity in the allowance for credit losses on conventional mortgage loans held for portfolio during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance, beginning of period	$6,859	$5,245	$7,768	$4,865
Provision (reversal) for credit losses	(148)	2,226	(1,057)	2,606
Balance, end of period	$6,711	$7,471	$6,711	$7,471
Unsecured Loans to Members under Voluntary Community Investment Programs. The Bank offers a volume-limited Small Business Boost (“SBB”) Program, which is designed to provide recoverable assistance to small businesses. Under the SBB Program, the Bank makes unsecured loans to participating member institutions which, in turn, fund members’ secondary, unsecured loans to small businesses. As these loans are offered separately from the Bank's advances, they are not subject to the statutory and regulatory requirements that apply to secured extensions of credit. The allowance for credit losses on SBB loans is calculated based on expected default rates for similar commercial loans and the presumption of a total loss upon default. The Bank records a charge-off on an SBB loan when the loan becomes 180 days or more past due or when a member informs the Bank that the small business is unable to repay the member’s secondary loan, whichever occurs first. As of June 30, 2024 and December 31, 2023, SBB loans outstanding totaled $12,865,000 and $11,872,000, respectively. SBB loans are included in other assets and are presented net of an allowance for credit losses.

The following table presents the activity in the allowance for credit losses on SBB loans during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023		2024	2023
Balance, beginning of period	$1,528	$1,291		$1,552	$1,255
Chargeoffs	—	(20)		(83)	(20)
Provision for credit losses	154	79	(*)	213	115	(*)
Balance, end of period	$1,682	$1,350		$1,682	$1,350
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
The par amounts of the 11 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $1.192 trillion and $1.204 trillion at June 30, 2024 and December 31, 2023, respectively. The Bank was the primary obligor on $117.7 billion and $119.8 billion (at par value), respectively, of these consolidated obligations.
 Interest Rate Payment Terms. The following table summarizes the Bank’s consolidated obligation bonds outstanding by interest rate payment terms at June 30, 2024 and December 31, 2023 (in thousands, at par value).

	June 30, 2024	December 31, 2023
Fixed-rate	$52,266,105	$69,150,410
Variable-rate SOFR-indexed	40,261,500	35,499,000
Step-up	5,890,750	6,445,750
Step-down	15,000	15,000
Total par value	$98,433,355	$111,110,160

At June 30, 2024 and December 31, 2023, 92 percent and 94 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds (including step-up and step-down bonds) were swapped to a variable rate.

Redemption Terms. The following is a summary of the Bank’s consolidated obligation bonds outstanding at June 30, 2024 and December 31, 2023, by contractual maturity (dollars in thousands):

	June 30, 2024		December 31, 2023
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$63,840,880	4.81%	$79,593,685	4.99%
Due after one year through two years	14,126,000	2.94	8,366,470	3.25
Due after two years through three years	9,084,100	2.23	10,524,685	1.52
Due after three years through four years	3,295,370	3.65	6,076,530	2.39
Due after four years through five years	2,777,005	4.29	2,744,660	3.82
Due after five years	5,310,000	3.29	3,804,130	2.10
Total par value	98,433,355	4.17%	111,110,160	4.25%

Premiums	12,712		15,026
Discounts	(2,366)		(1,351)
Debt issuance costs	(2,374)		(2,314)
Hedging adjustments	(1,534,698)		(1,585,314)
Total	$96,906,629		$109,536,207

At June 30, 2024 and December 31, 2023, the Bank’s consolidated obligation bonds outstanding included the following (in thousands, at par value):

	June 30, 2024	December 31, 2023
Non-callable bonds	$56,492,975	$53,052,780
Callable bonds	41,940,380	58,057,380
Total par value	$98,433,355	$111,110,160

The following table summarizes the Bank’s consolidated obligation bonds outstanding at June 30, 2024 and December 31, 2023, by the earlier of contractual maturity or next possible call date (in thousands, at par value):

Contractual Maturity or Next Call Date	June 30, 2024	December 31, 2023
Due in one year or less	$90,811,780	$104,490,185
Due after one year through two years	2,963,000	2,362,870
Due after two years through three years	2,872,200	2,282,685
Due after three years through four years	985,370	1,218,630
Due after four years through five years	740,005	629,660
Due after five years	61,000	126,130
Total par value	$98,433,355	$111,110,160

     Discount Notes. At June 30, 2024 and December 31, 2023, the Bank’s consolidated obligation discount notes, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Implied Interest Rate

June 30, 2024	$19,009,983	$19,288,937	5.09%

December 31, 2023	$8,598,022	$8,658,784	5.10%

Note 11—Affordable Housing Program (“AHP”)
The following table summarizes the changes in the Bank’s AHP liability during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$150,431	$76,794
AHP assessment	40,878	46,070
Voluntary AHP contributions	299	—
Grants funded, net of recaptured amounts	(24,354)	(14,733)
Balance, end of period	$167,254	$108,131
Voluntary AHP contributions are recorded in voluntary grants, donations and Affordable Housing Program contributions on the statement of income.

Note 12—Assets and Liabilities Subject to Offsetting
The Bank enters into derivatives and securities purchased under agreements to resell that are subject to enforceable master netting agreements or similar arrangements. For purposes of reporting derivative assets and derivative liabilities, the Bank offsets the fair value amounts recognized for derivative instruments (including the right to reclaim cash collateral and the obligation to return cash collateral) where a legally enforceable right of setoff exists. The Bank did not have any liabilities that were eligible to offset its securities purchased under agreements to resell (i.e., securities sold under agreements to repurchase) as of June 30, 2024 or December 31, 2023.
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

The following table presents derivative instruments and securities purchased under agreements to resell with the legal right of offset, including the related collateral received from or pledged to counterparties as of June 30, 2024 and December 31, 2023 (in thousands). For daily settled derivative contracts, the variation margin payments/receipts are included in the gross amounts of derivative assets and liabilities.

	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Condition	Net Amounts Presented in the Statement of Condition	Collateral Not Offset in the Statement of Condition (1)		Net Unsecured Amount
June 30, 2024

Assets

Derivatives
Bilateral derivatives	$922,329	$(901,989)	$20,340	$(12,409)	(2)	$7,931
Cleared derivatives	20,826	(8,106)	12,720	—		12,720
Total derivatives	943,155	(910,095)	33,060	(12,409)		20,651
Securities purchased under agreements to resell	13,550,000	—	13,550,000	(13,550,000)		—
Total assets	$14,493,155	$(910,095)	$13,583,060	$(13,562,409)		$20,651

Liabilities

Derivatives
Bilateral derivatives	$1,618,785	$(1,613,839)	$4,946	$(1,899)	(2)	$3,047
Cleared derivatives	4,777	(4,750)	27	(27)	(3)	—
Total liabilities	$1,623,562	$(1,618,589)	$4,973	$(1,926)		$3,047

December 31, 2023

Assets

Derivatives
Bilateral derivatives	$760,465	$(744,226)	$16,239	$(3,644)	(2)	$12,595
Cleared derivatives	7,775	(6,410)	1,365	—		1,365
Total derivatives	768,240	(750,636)	17,604	(3,644)		13,960
Securities purchased under agreements to resell	14,750,000	—	14,750,000	(14,750,000)		—
Total assets	$15,518,240	$(750,636)	$14,767,604	$(14,753,644)		$13,960

Liabilities

Derivatives
Bilateral derivatives	$1,780,309	$(1,767,740)	$12,569	$(1,061)	(2)	$11,508
Cleared derivatives	13,892	(4,886)	9,006	(9,006)	(3)	—
Total liabilities	$1,794,201	$(1,772,626)	$21,575	$(10,067)		$11,508
_____________________________
(1)Any overcollateralization or any excess variation margin associated with daily settled contracts at an individual clearinghouse/clearing member or bilateral counterparty level is not included in the determination of the net unsecured amount.
(2)Includes collateral pledged by member counterparties and securities received or pledged as a result of the initial margin requirements imposed upon the Bank and its bilateral counterparties. The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank's or the counterparties' uncleared exposure. At June 30, 2024 and December 31, 2023, the Bank had pledged excess non-cash collateral with fair values of $117,110,000 and $120,667,000, respectively, and the Bank had received excess non-cash collateral with fair values of $71,888,000 and $81,340,000, respectively, from its bilateral counterparties.
(3)Consists of securities pledged by the Bank. In addition to the amount needed to secure the counterparties' exposure to the Bank, the Bank had pledged securities with aggregate fair values of $555,859,000 and $758,362,000 at June 30, 2024 and December 31, 2023, respectively, to further secure its cleared derivatives, which is a result of the initial margin requirements imposed upon the Bank.

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
All of the Bank's available-for-sale securities are fixed-rate agency and U.S. government-guaranteed debentures and agency CMBS. To hedge the interest rate risk associated with these fixed-rate investment securities, the Bank has entered into fixed-for-floating interest rate exchange agreements, substantially all of which are designated as fair value hedges. For the fair value hedges that were entered into during 2022, 2023 and the six months ended June 30, 2024, the Bank measures the change in the fair value of the available-for-sale securities on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.
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

 Impact of Derivatives and Hedging Activities. The following table summarizes the notional balances and estimated fair values of the Bank’s outstanding derivatives (inclusive of variation margin on daily settled contracts) and the amounts offset against those values in the statement of condition at June 30, 2024 and December 31, 2023 (in thousands).

	June 30, 2024			December 31, 2023
	Notional Amount of Derivatives	Estimated Fair Value		Notional Amount of Derivatives	Estimated Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps
Advances (1)	$45,980,087	$117,501	$8,099	$52,539,282	$78,178	$70,360
Available-for-sale securities (1)	19,616,122	308,359	28,295	17,987,464	138,600	66,469
Consolidated obligation bonds (1)	53,080,465	145,532	1,582,205	70,233,175	258,148	1,654,346
Consolidated obligation discount notes (2)	1,066,000	1,022	—	1,066,000	49	116
Total derivatives designated as hedging instruments	119,742,674	572,414	1,618,599	141,825,921	474,975	1,791,291
Derivatives not designated as hedging instruments
Interest rate swaps
Advances	5,108,500	100	—	1,108,500	238	—
Available-for-sale securities	2,028	1	—	2,049	—	—
Mortgage loans held for portfolio	950,995	5,104	268	812,975	3,690	2,028
Consolidated obligation bonds	718,445	1,117	434	1,021,445	8,401	474
Consolidated obligation discount notes	4,623,500	—	101	1,521,000	19	104
Trading securities	400,000	15	—	400,000	—	146
Counterparty exposure	15,300,000	362,266	3,874	15,300,000	275,027	—
Intermediary transactions	18,558	113	100	18,558	123	108
Other	400,000	—	185	400,000	—	50
Interest rate swaptions
Available-for-sale securities	1,150,000	1,444	—	1,150,000	3,058	—
Mortgage loans held for portfolio	575,000	581	—	550,000	2,642	—
Mortgage delivery commitments	19,188	—	1	14,410	67	—
Total derivatives not designated as hedging instruments	29,266,214	370,741	4,963	22,298,937	293,265	2,910
Total derivatives before collateral and netting adjustments	$149,008,888	943,155	1,623,562	$164,124,858	768,240	1,794,201

Cash collateral and related accrued interest		(50,662)	(762,506)		(14,738)	(1,038,247)
Cash received or remitted in excess of variation margin requirements		(3,323)	27		120	1,639
Netting adjustments		(856,110)	(856,110)		(736,018)	(736,018)
Total collateral and netting adjustments (3)		(910,095)	(1,618,589)		(750,636)	(1,772,626)
Net derivative balances reported in statements of condition		$33,060	$4,973		$17,604	$21,575
_____________________________
(1)Derivatives designated as fair value hedges.
(2)Derivatives designated as cash flow hedges.
(3)Amounts represent the impact of legally enforceable master netting agreements or other legally enforceable arrangements between the Bank and its derivative counterparties that allow the Bank to offset positive and negative positions as well as any cash collateral held or placed with those same counterparties.

The following table presents the components of net gains (losses) on qualifying fair value and cash flow hedging relationships for the three and six months ended June 30, 2024 and 2023 (in thousands). Gains and losses on derivatives in fair value hedging relationships include the change in fair value of the derivatives and the net interest income/expense associated with those derivatives.

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Three Months Ended June 30, 2024

Total amount of the financial statement line item	$1,143,057	$290,414	$(1,337,457)	$(200,394)	$(1,542)

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$152,158	$120,540	$(138,459)	$—	$—
Hedged items	18,817	4,043	(136,339)	—	—
Net gains (losses) on fair value hedging relationships	$170,975	$124,583	$(274,798)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$8,096	$(8,096)
Recognized in OCI	—	—	—	—	6,068
Net gains (losses) on cash flow hedging relationships	$—	$—	$—	$8,096	$(2,028)

Three Months Ended June 30, 2023

Total amount of the financial statement line item	$1,731,345	$245,361	$(1,491,843)	$(684,811)	$136,697

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$763,258	$433,594	$(610,842)	$—	$—
Hedged items	(604,809)	(325,132)	330,285	—	—
Net gains (losses) on fair value hedging relationships	$158,449	$108,462	$(280,557)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$7,636	$(7,636)
Recognized in OCI	—	—	—	—	27,695
Net gains on cash flow hedging relationships	$—	$—	$—	$7,636	$20,059

	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Other Comprehensive Income (Loss)
Six Months Ended June 30, 2024

Total amount of the financial statement line item	$2,292,998	$571,115	$(2,779,996)	$(303,790)	$127,288

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$692,514	$497,436	$(522,322)	$—	$—
Hedged items	(342,153)	(246,702)	(50,617)	—	—
Net gains (losses) on fair value hedging relationships	$350,361	$250,734	$(572,939)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$16,233	$(16,233)
Recognized in OCI	—	—	—	—	26,497
Net gains on cash flow hedging relationships	$—	$—	$—	$16,233	$10,264

Six Months Ended June 30, 2023

Total amount of the financial statement line item	$2,871,532	$447,113	$(2,318,046)	$(1,256,041)	$36,693

Gains (losses) on fair value hedging relationships included in the financial statement line item
Interest rate contracts
Derivatives	$622,001	$221,000	$(379,921)	$—	$—
Hedged items	(382,311)	(38,554)	(136,985)	—	—
Net gains (losses) on fair value hedging relationships	$239,690	$182,446	$(516,906)	$—	$—

Gains (losses) on cash flow hedging relationships included in the financial statement line item
Interest rate contracts
Reclassified from AOCI into interest expense	$—	$—	$—	$12,734	$(12,734)
Recognized in OCI	—	—	—	—	14,762
Net gains on cash flow hedging relationships	$—	$—	$—	$12,734	$2,028

For the three and six months ended June 30, 2024 and 2023, there were no amounts reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because the original forecasted transactions occurred by the end of the originally specified time periods or within two-month periods thereafter. At June 30, 2024, $32,153,000 of deferred net gains on derivative instruments in AOCI are expected to be reclassified to earnings during the next 12 months. At that same date, the maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is 5.6 years.

The following table presents the cumulative basis adjustments on hedged items either designated or previously designated as fair value hedges and the related amortized cost of those items as of June 30, 2024 and December 31, 2023 (in thousands).

Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/(Liability) (1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Fair Value Hedging Basis Adjustments (2)
June 30, 2024
Advances	$45,912,037	$(636,297)	$(10,481)	$(646,778)
Available-for-sale securities	18,903,352	(852,038)	(9,357)	(861,395)
Consolidated obligation bonds	(52,401,507)	1,532,456	2,242	1,534,698

December 31, 2023
Advances	$53,387,467	$(283,161)	$(22,480)	$(305,641)
Available-for-sale securities	17,640,544	(604,482)	(12,031)	(616,513)
Consolidated obligation bonds	(69,859,709)	1,579,847	5,467	1,585,314
_____________________________
(1)Reflects the amortized cost of hedged items in active or discontinued fair value hedging relationships, which includes fair value hedging basis adjustments.
(2)Reflects the cumulative life-to-date unamortized hedging gains (losses) on the hedged items.
The following table presents the components of net gains (losses) on derivatives and hedging activities that are reported in other income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	Other Income (Loss) for the		Other Income (Loss) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives not designated as hedging instruments
Interest rate swaps	$(475)	$4,118	$1,763	$11,150
Net interest income (expense) on interest rate swaps	3,669	1,907	6,421	(2,536)
Interest rate swaptions	(332)	(3,167)	(3,880)	(1,976)
Mortgage delivery commitments	21	2,563	578	2,050
Total net gains related to derivatives not designated as hedging instruments	2,883	5,421	4,882	8,688
Price alignment amount on variation margin for daily settled derivative contracts(1)	4,910	2,733	9,529	5,110
Net gains on derivatives and hedging activities reported in other income (loss)	$7,793	$8,154	$14,411	$13,798
_____________________________
(1)Reflects the price alignment amounts on variation margin for daily settled derivative contracts that are not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts that are designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

Credit Risk Related to Derivatives. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The Bank manages derivative counterparty credit risk through the use of master netting agreements or other similar collateral exchange arrangements, credit analysis, and adherence to the requirements set forth in the Bank’s Enterprise Market Risk Management Policy, Enterprise Credit Risk Management Policy, and Finance Agency regulations. Approximately 52 percent of the Bank's derivative contracts (based on notional value) have been cleared through third-party central clearinghouses (as of June 30, 2024, the notional balance of cleared transactions outstanding totaled $77.46 billion). With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The remainder of the Bank's derivative contracts have been transacted bilaterally with large financial institutions under master netting agreements or, to a much lesser extent, with member institutions. As of June 30, 2024, the notional balance of outstanding transactions (including mortgage delivery commitments) with non-member bilateral counterparties and member counterparties totaled $71.52 billion and $0.03 billion, respectively. Some of these institutions (or their affiliates) buy, sell, and distribute consolidated obligations.
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

Note 14—Capital
At all times during the six months ended June 30, 2024, the Bank was in compliance with all applicable statutory and regulatory capital requirements. The following table summarizes the Bank’s compliance with those capital requirements as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,225,565	$7,211,325	$1,496,484	$7,150,877
Total capital	$5,049,263	$7,211,325	$5,130,584	$7,150,877
Total capital-to-assets ratio	4.00%	5.71%	4.00%	5.58%
Leverage capital	$6,311,579	$10,816,988	$6,413,231	$10,726,316
Leverage capital-to-assets ratio	5.00%	8.57%	5.00%	8.36%
The Bank must also maintain a minimum capital stock-to-assets ratio of 2.0 percent, as measured on a daily average basis at each month end. The Bank was in compliance with this requirement at each of the month ends during the six months ended June 30, 2024 and 2023.
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
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that were funded during the period from April 1, 2020 through December 31, 2020 and that had a maturity of one year or greater. Pursuant to several Board-authorized extensions and modifications to this program, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for (1) advances that were funded during the period from August 1, 2020 through April 18, 2021 and that had a maturity of 28 days or greater and (2) advances that were funded during the period from April 19, 2021 through December 31, 2022 and had a maturity of 32 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022.
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

The Bank generally repurchases surplus stock quarterly. For the repurchases that occurred during the six months ended June 30, 2024, surplus stock was defined as the amount of stock held by a member shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 26, 2024 and June 25, 2024, a member shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less, (2) the shareholder elected to opt-out of the repurchase, or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 26, 2024 and June 25, 2024, the Bank repurchased surplus stock totaling $166,651,000 and $130,259,000, respectively, none of which was classified as mandatorily redeemable capital stock at those dates. From time to time, the Bank may modify the definition of surplus stock or the timing and/or frequency of surplus stock repurchases.
On March 26, 2024 and June 25, 2024, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $4,000 and $266,000, respectively.

Note 15—Employee Retirement Plans
The Bank sponsors a retirement benefits program that includes health care and limited life insurance benefits for eligible retirees. Components of net periodic benefit cost (credit) related to this program for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Service cost	$6	$5	$11	$10
Interest cost	4	3	8	6
Amortization of prior service cost	5	5	10	10
Amortization of net actuarial gain	(22)	(24)	(44)	(48)
Net periodic benefit credit	$(7)	$(11)	$(15)	$(22)

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
For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. For the six months ended June 30, 2024, the Bank did not reclassify any fair value measurements.

The following estimated fair value amounts have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2024 and December 31, 2023. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for many of the Bank’s financial instruments (e.g., advances and mortgage loans held for portfolio), in certain cases their fair values are not subject to precise quantification or verification. Therefore, the estimated fair values presented below in the Fair Value Summary Tables may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. Further, the fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
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
As of June 30, 2024 and December 31, 2023, three vendor prices were received for substantially all of the Bank’s trading and available-for-sale securities and the final prices for substantially all of those securities were computed by averaging the three prices. Based on the Bank's understanding of the pricing methods employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the Bank's additional analyses), the Bank believes its final prices result in reasonable estimates of the fair values and that the fair value measurements are classified appropriately in the fair value hierarchy.
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
The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of the Bank's bilateral derivatives are netted by counterparty pursuant to the provisions of the credit support annexes to the Bank’s master netting agreements with its non-

member bilateral derivative counterparties. The Bank's cleared derivative transactions with each clearing member of each clearinghouse are netted pursuant to the Bank's arrangements with those parties. In each case, if the netted amounts are positive, they are classified as an asset and, if negative, as a liability.
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
The following table presents the carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2024 (in thousands), as well as the level within the fair value hierarchy in which the measurements are classified. Financial assets and liabilities are classified in their entirety based on the lowest level input that is significant to the fair value estimate.
FAIR VALUE SUMMARY TABLE

		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment(2)
Assets:
Cash and due from banks	$41,458	$41,458	$41,458	$—	$—	$—
Interest-bearing deposits	2,647,933	2,647,933	—	2,647,933	—	—
Securities purchased under agreements to resell	13,550,000	13,550,000	—	13,550,000	—	—
Federal funds sold	7,200,000	7,200,000	—	7,200,000	—	—
Trading securities (1)	2,335,256	2,335,256	—	2,335,256	—	—
Available-for-sale securities (1)	19,070,588	19,070,588	—	19,070,588	—	—
Held-to-maturity securities	238,534	233,243	—	233,243	—	—
Advances	75,225,134	75,272,794	—	75,272,794	—	—
Mortgage loans held for portfolio, net	5,409,439	4,901,082	—	4,901,082	—	—
Accrued interest receivable	397,954	397,954	—	397,954	—	—
Derivative assets (1)	33,060	33,060	—	943,155	—	(910,095)
Other assets held at fair value (1)	18,708	18,708	18,708	—	—	—

Liabilities:
Deposits	1,420,225	1,420,202	—	1,420,202	—	—
Consolidated obligations
Discount notes	19,009,983	18,995,006	—	18,995,006	—	—
Bonds	96,906,629	96,414,514	—	96,414,514	—	—
Mandatorily redeemable capital stock	296	296	296	—	—	—
Accrued interest payable	804,455	804,455	—	804,455	—	—
Derivative liabilities (1)	4,973	4,973	—	1,623,562	—	(1,618,589)
___________________________
(1)Financial instruments measured at fair value on a recurring basis as of June 30, 2024.
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
Note 17—Commitments and Contingencies
Joint and several liability. The Bank is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. At June 30, 2024, the par amount of the other 10 FHLBanks’ outstanding consolidated obligations was approximately $1.074 trillion. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, regardless of whether there has been a default by a FHLBank having primary liability. To the extent that a FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor; as a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked. If the Bank expected that it would be required to pay any amounts on behalf of its co-obligors under its joint and several liability, the Bank would charge to income the amount of the expected payment. Based upon the creditworthiness of the other FHLBanks, the Bank currently believes that the likelihood that it would have to pay any amounts beyond those for which it is primarily liable is remote.

Other commitments and contingencies. At June 30, 2024 and December 31, 2023, the Bank had commitments to make additional advances totaling approximately $2,029,000 and $592,000, respectively. In addition, outstanding standby letters of credit totaled $32,128,414,000 and $33,308,221,000 at June 30, 2024 and December 31, 2023, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these letters of credit (see Note 9).
The Bank has entered into standby bond purchase agreements with a state housing finance agency within its district whereby, for a fee, the Bank agrees to serve as a standby liquidity provider. If required, the Bank will purchase and hold the housing finance agency's bonds until the designated marketing agent can find a suitable investor or the housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At June 30, 2024 and December 31, 2023, the Bank had outstanding standby bond purchase agreements totaling $741,864,000 and $777,870,000, respectively. At June 30, 2024, standby bond purchase agreements totaling $39,788,000, $189,765,000, $208,011,000, $141,313,000 and $162,987,000 expire in 2024, 2025, 2026, 2027 and 2028, respectively. The Bank was not required to purchase any bonds under these agreements during the six months ended June 30, 2024 or the year ended December 31, 2023.
At June 30, 2024 and December 31, 2023, the Bank had commitments to purchase conventional mortgage loans totaling $19,188,000 and $14,410,000, respectively, from certain of its members that participate in the MPF program.
At June 30, 2024 and December 31, 2023, the Bank had commitments to issue $3,065,000,000 and $33,700,000 (par values), respectively, of consolidated obligation bonds, of which $65,000,000 and $25,000,000, respectively, were swapped to SOFR. In addition, as of June 30, 2024, the Bank had commitments to issue $30,020,000 (par value) of consolidated obligation discount notes, none of which were hedged. The Bank did not have any commitments to issue consolidated obligation discount notes as of December 31, 2023.
The Bank has transacted interest rate exchange agreements with large financial institutions and third-party clearinghouses that are subject to collateral exchange arrangements. As of June 30, 2024 and December 31, 2023, the Bank had pledged cash collateral of $766,861,000 and $1,048,427,000, respectively, to those parties that had credit risk exposure to the Bank related to interest rate exchange agreements. The pledged cash collateral (i.e., interest-bearing deposit asset) is netted against derivative assets and liabilities in the statements of condition. In addition, as of June 30, 2024 and December 31, 2023, the Bank had pledged securities with carrying values (and fair values) of $674,895,000 and $889,096,000, respectively, to parties that had credit risk exposure to the Bank related to interest rate exchange agreements. None of the pledged securities are netted against derivative assets and liabilities in the statements of condition.
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

Note 19 — Transactions with Other FHLBanks
Occasionally, the Bank loans (or borrows) short-term federal funds to (or from) other FHLBanks. The Bank did not loan any short-term federal funds to other FHLBanks during the six months ended June 30, 2024 or 2023.
During the six months ended June 30, 2024 and 2023, interest expense on borrowings from other FHLBanks totaled $4,000 and $518,000, respectively. The following table summarizes the Bank’s borrowings from other FHLBanks during the six months ended June 30, 2024 and 2023 (in thousands).

	Six Months Ended June 30,
	2024	2023
Balance at January 1,	$—	$—
Borrowings from:
FHLBank of San Francisco	—	300,000
FHLBank of Indianapolis	30,000	10,000
FHLBank of Boston	—	1,000,000
Repayments to:
FHLBank of San Francisco	—	(300,000)
FHLBank of Indianapolis	(30,000)	(10,000)
FHLBank of Boston	—	(1,000,000)
Balance at June 30,	$—	$—
The Bank has, from time to time, assumed the outstanding debt of another FHLBank rather than issue new debt. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1,000,000,000 from the FHLBank of Topeka. The bond matured and was repaid during the three months ended June 30, 2023. The Bank did not assume any debt from other FHLBanks during the six months ended June 30, 2024 or the three months ended June 30, 2023.

Note 20 — Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of AOCI for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Three Months Ended June 30, 2024
Balance at April 1, 2024	$166,733	$69,852	$—	$1,094	$237,679
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(8,096)	—	—	(8,096)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(17)	(17)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	503	—	—	—	503
Unrealized gains on cash flow hedges	—	6,068	—	—	6,068
Total other comprehensive income (loss)	503	(2,028)	—	(17)	(1,542)
Balance at June 30, 2024	$167,236	$67,824	$—	$1,077	$236,137

Three Months Ended June 30, 2023
Balance at April 1, 2023	$25,028	$59,634	$(3,358)	$1,218	$82,522
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(7,636)	—	—	(7,636)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(19)	(19)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	113,299	—	—	—	113,299
Unrealized gains on cash flow hedges	—	27,695	—	—	27,695
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	—	3,338	—	3,338
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	20	—	20
Total other comprehensive income (loss)	113,299	20,059	3,358	(19)	136,697
Balance at June 30, 2023	$138,327	$79,693	$—	$1,199	$219,219
_____________________________ (1) Net unrealized gains (losses) on available-for-sale securities are net of unrealized gains and losses relating to hedged interest rate risk included in net income.

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Non-Credit Portion of Other-than-Temporary Impairment Losses on Held-to-Maturity Securities	Postretirement Benefits	Total AOCI
Six Months Ended June 30, 2024
Balance at January 1, 2024	$50,178	$57,560	$—	$1,111	$108,849
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(16,233)	—	—	(16,233)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(34)	(34)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	117,058	—	—	—	117,058
Unrealized gains on cash flow hedges	—	26,497	—	—	26,497
Total other comprehensive income (loss)	117,058	10,264	—	(34)	127,288
Balance at June 30, 2024	$167,236	$67,824	$—	$1,077	$236,137

Six Months Ended June 30, 2023
Balance at January 1, 2023	$107,052	$77,665	$(3,428)	$1,237	$182,526
Reclassifications from AOCI to net income
Gains on cash flow hedges included in interest expense	—	(12,734)	—	—	(12,734)
Amortization of prior service costs and net actuarial gains recognized in other income (loss)	—	—	—	(38)	(38)
Other amounts of other comprehensive income (loss)
Net unrealized gains on available-for-sale securities	31,275	—	—	—	31,275
Unrealized gains on cash flow hedges	—	14,762	—	—	14,762
Reversal of non-credit other-than-temporary impairment losses upon sale of held-to-maturity securities	—	—	3,338	—	3,338
Accretion of non-credit portion of other-than-temporary impairment losses to the carrying value of held-to-maturity securities	—	—	90	—	90
Total other comprehensive income (loss)	31,275	2,028	3,428	(38)	36,693
Balance at June 30, 2023	$138,327	$79,693	$—	$1,199	$219,219
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
In addition to ratings on the FHLBanks’ consolidated obligations, each FHLBank is rated individually by both S&P and Moody’s. These individual FHLBank ratings apply to the individual obligations of the respective FHLBanks, such as interest rate derivatives, deposits and letters of credit. As of June 30, 2024, Moody’s had assigned a deposit rating of Aaa/P-1 to each of the FHLBanks and S&P had rated each of the FHLBanks AA+/A-1+. Moody's outlook for the Aaa rating on each of the FHLBank's long-term deposit ratings was negative, reflecting Moody's negative outlook on the ratings of the U.S. government.
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
The Bank operates in only one reportable segment. All of the Bank’s revenues are derived from U.S. operations.
The following table summarizes the Bank’s membership, by type of institution, as of June 30, 2024 and December 31, 2023.

MEMBERSHIP SUMMARY
	June 30, 2024	December 31, 2023
Commercial banks	536	537
Credit unions	135	135
Insurance companies	63	61
Savings institutions	50	51
CDFIs	9	7
Total members	793	791
Housing associates	8	8
Non-member borrowers	1	2
Total	802	801
Community Financial Institutions (“CFIs”) (1)	485	496
_____________________________
(1)The figures shown reflect the number of members that were CFIs as of June 30, 2024 and December 31, 2023 based upon the definitions of CFIs that applied as of those dates.
For 2024, Community Financial Institutions (“CFIs”) are defined to include all institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) with average total assets as of December 31, 2023, 2022 and 2021 of less than $1.461 billion. For 2023, CFIs were defined as FDIC-insured institutions with average total assets as of December 31, 2022, 2021 and 2020 of less than $1.417 billion.
Financial Market Conditions
During the first six months of 2024, economic growth in the United States remained modest. The gross domestic product increased at an annual rate of 2.8 percent during the second quarter of 2024 according to the advance estimate reported by the Bureau of Economic Analysis, after increasing at annual rates of 1.4 percent during the first quarter of 2024 and 2.5 percent during the year ended December 31, 2023. According to the Bureau of Labor Statistics, the U.S. unemployment rate increased to 4.1 percent at June 30, 2024, from 3.8 percent at March 31, 2024 and 3.7 percent at December 31, 2023. The Bureau of Labor Statistics also reported that the unadjusted U.S. consumer price index increased 3.0 percent for the 12 months ended June 30, 2024, compared to increases of 3.5 percent for the 12 months ended March 31, 2024 and 3.4 percent for the 12 months ended December 31, 2023.
In an effort to combat inflation, the Federal Open Market Committee ("FOMC") increased its target for the federal funds rate in increments of 0.25 percent to 0.75 percent at each of its scheduled meetings from March 2022 through May 2023. In July 2023, the FOMC further raised its target for the federal funds rate to a current range between 5.25 percent and 5.50 percent. At its July 30/31, 2024 meeting, the FOMC noted that it will continue to monitor the implications of incoming information for the economic outlook. In considering any adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks.
The FOMC began reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities ("MBS") on June 1, 2022. Beginning on that date, principal payments from its holdings of Treasury securities and agency debt and agency MBS are reinvested to the extent that they exceed monthly caps. During 2023 and the first three months of 2024, the caps were set at $60 billion per month for Treasury securities and $35 billion per month for agency debt and agency MBS. At its April 30/May 1, 2024 meeting, the FOMC announced that it would slow the pace of decline of its securities holdings by reducing the monthly redemption cap on Treasury securities from $60 billion to $25 billion. It maintained the monthly redemption cap on agency debt and agency MBS at $35 billion and will reinvest any principal payments in excess of this cap into Treasury securities.

The following table presents information on various market interest rates at June 30, 2024 and December 31, 2023 and various average market interest rates for the three and six-month periods ended June 30, 2024 and 2023.

	Ending Rate		Average Rate		Average Rate
	June 30, 2024	December 31, 2023	Second Quarter 2024	Second Quarter 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Federal Funds Target (1)	5.50%	5.50%	5.50%	5.17%	5.50%	4.93%
Average Effective Federal Funds Rate (2)	5.33%	5.33%	5.33%	4.99%	5.33%	4.75%
Overnight SOFR (3)	5.33%	5.38%	5.32%	4.97%	5.32%	4.73%
1-month SOFR (3)	5.34%	5.34%	5.33%	4.92%	5.33%	4.67%
3-month SOFR (3)	5.35%	5.36%	5.35%	4.77%	5.35%	4.48%
2-year SOFR (3)	4.61%	4.07%	4.73%	4.22%	4.55%	4.30%
5-year SOFR (3)	4.10%	3.53%	4.22%	3.48%	4.04%	3.53%
10-year SOFR (3)	3.98%	3.47%	4.07%	3.32%	3.93%	3.33%
3-month U.S. Treasury (3)	5.48%	5.40%	5.47%	5.27%	5.46%	5.03%
2-year U.S. Treasury (3)	4.71%	4.23%	4.83%	4.26%	4.66%	4.30%
5-year U.S. Treasury (3)	4.33%	3.84%	4.46%	3.69%	4.30%	3.75%
10-year U.S. Treasury (3)	4.36%	3.88%	4.45%	3.60%	4.30%	3.62%
_____________________________
(1)Source: Bloomberg (reflects upper end of target range)
(2)Source: Federal Reserve Statistical Release
(3)Source: Bloomberg
Year-to-Date 2024 Summary
•The Bank ended the second quarter of 2024 with total assets of $126.2 billion compared with $128.3 billion at the end of 2023. The $2.1 billion decrease in total assets for the six months ended June 30, 2024 was attributable primarily to a decrease in the Bank's advances ($4.8 billion), partially offset by increases in its long-term investments ($1.4 billion), short-term liquidity holdings ($1.0 billion), and mortgage loans held for portfolio ($0.3 billion).
•Total advances decreased from $80.0 billion at December 31, 2023 to $75.2 billion at June 30, 2024. For the six months ended June 30, 2024, the Bank's average advances were $80.2 billion.
•Mortgage loans held for portfolio increased from $5.1 billion at December 31, 2023 to $5.4 billion at June 30, 2024.
•The Bank’s net income for the three and six months ended June 30, 2024 was $187.3 million and $367.9 million, respectively, as compared to $239.6 million and $414.3 million, respectively, during the corresponding periods in 2023. For discussion and analysis of the changes in net income, see the section entitled "Results of Operations" beginning on page 57 of this report.
•At all times during the first six months of 2024, the Bank was in compliance with all of its regulatory capital requirements. In addition, the Bank’s retained earnings increased to $2.629 billion at June 30, 2024 from $2.413 billion at December 31, 2023. Retained earnings was 2.1 percent and 1.9 percent of total assets at June 30, 2024 and December 31, 2023, respectively.
•During the first six months of 2024, the Bank paid dividends totaling $151.9 million. The Bank’s first quarter 2024 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 5.42 percent (a rate equal to average overnight SOFR for the fourth quarter of 2023 plus 0.1 percent) and 6.42 percent (a rate equal to average overnight SOFR for the fourth quarter of 2023 plus 1.1 percent), respectively. The Bank’s second quarter 2024 dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 5.41 percent (a rate equal to average overnight SOFR for the first quarter of 2024 plus 0.1 percent) and 6.41 percent (a rate equal to average overnight SOFR for the first quarter of 2024 plus 1.1 percent), respectively.

Selected Financial Data
SELECTED FINANCIAL DATA
(dollars in thousands)

	2024		2023
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance sheet (at quarter end)
Advances	$75,225,134	$69,089,394	$79,951,855	$91,338,176	$109,031,770
Investments (1)	45,042,311	50,283,307	42,631,192	50,707,609	59,507,921
Mortgage loans held for portfolio	5,416,150	5,242,560	5,096,410	4,989,752	4,788,016
Allowance for credit losses on mortgage loans	6,711	6,859	7,768	7,551	7,471
Total assets	126,231,583	125,138,618	128,264,612	147,613,554	173,983,556
Consolidated obligations — discount notes	19,009,983	14,464,671	8,598,022	20,930,677	41,309,102
Consolidated obligations — bonds	96,906,629	100,725,004	109,536,207	116,303,450	121,323,406
Total consolidated obligations(2)	115,916,612	115,189.675	118,134,229	137,234,127	162,632,508
Mandatorily redeemable capital stock(3)	296	453	506	568	8,452
Capital stock — putable	4,582,079	4,367,775	4,737,388	5,204,484	6,216,036
Unrestricted retained earnings	2,050,277	1,971,641	1,907,882	1,826,268	1,726,619
Restricted retained earnings	578,673	541,218	505,101	462,618	413,074
Total retained earnings	2,628,950	2,512,859	2,412,983	2,288,886	2,139,693
Accumulated other comprehensive income	236,137	237,679	108,849	175,977	219,219
Total capital	7,447,166	7,118,313	7,259,220	7,669,347	8,574,948
Dividends paid(3)	71,181	80,712	88,314	98,532	65,837
Income statement (for the quarter)
Net interest income after provision (reversal) for credit losses(4)	$229,087	$223,498	$251,393	$284,851	$285,545
Other income	14,616	10,465	20,232	20,181	13,696
Other expense	35,622	33,306	35,611	29,774	32,945
AHP assessment	20,809	20,069	23,603	27,533	26,648
Net income	187,272	180,588	212,411	247,725	239,648
Performance ratios
Net interest margin(4)(5)	0.72%	0.71%	0.73%	0.72%	0.61%
Net interest spread (4)(6)	0.34	0.32	0.36	0.37	0.31
Return on average assets	0.60	0.58	0.61	0.62	0.51
Return on average equity	10.08	9.88	10.90	11.98	10.80
Return on average capital stock (7)	16.34	15.54	16.18	17.10	14.23
Total average equity to average assets	5.92	5.86	5.58	5.21	4.76
Regulatory capital ratio(8)	5.71	5.50	5.58	5.08	4.81
Dividend payout ratio (3)(9)	38.01	44.69	41.58	39.77	27.47

_____________________________
(1)Investments consist of interest-bearing deposits, federal funds sold, securities purchased under agreements to resell and securities classified as held-to-maturity, available-for-sale and trading.
(2)The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all of the FHLBanks. At June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023, the outstanding consolidated obligations (at par value) of all of the FHLBanks totaled approximately $1.192 trillion, $1.172 trillion, $1.204 trillion, $1.230 trillion and $1.340 trillion, respectively. As of those dates, the Bank’s outstanding consolidated obligations (at par value) were $118 billion, $117 billion, $120 billion, $140 billion and $165 billion, respectively.
(3)Mandatorily redeemable capital stock represents capital stock that is classified as a liability under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Dividends on mandatorily redeemable capital stock are recorded as interest expense and excluded from dividends paid. Dividends paid on mandatorily redeemable capital stock totaled $7 thousand, $30 thousand, $85 thousand, $102 thousand and $86 thousand for the quarters ended June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023, respectively.
(4)Under U.S. GAAP, changes in the fair value of a derivative in a qualifying fair value hedge along with changes in the fair value of the hedged asset or liability attributable to the hedged risk (the net amount of which is referred to as fair value hedge ineffectiveness) are recorded in net interest income. Fair value hedge ineffectiveness reduced net interest income by $21.4 million,$23.5 million, $28.0 million, $19.9 million and $12.5 million for the quarters ended June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023, respectively. Included in the fair value ineffectiveness amounts are price alignment amounts on cleared derivatives totaling ($20.1 million), ($18.4 million), ($23.2 million), ($24.0 million) and ($13.8 million) for the quarters ended June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023, respectively. For additional discussion, see the section entitled "Results of Operations" beginning on page 57 of this report.
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
On May 16, 2024, the Finance Agency issued a Request for Input on FHLBank core mission activities and mission achievement. As it considers potential mission-related rulemakings, the Finance Agency sought input on three categories of questions: (1) updating and clarifying the regulatory statement of the FHLBank System’s mission to better reflect its role in the broader housing finance system; (2) developing metrics and thresholds to evaluate the FHLBanks’ mission achievement; and (3) identifying responsible financial incentives that the FHLBanks could provide to members with a strong and demonstrable connection to the FHLBank System’s mission. Comments were due by July 15, 2024.
On June 20, 2024, the Finance Agency issued a Request for Input regarding the FHLBanks’ AHP competitive application programs. Seeking to streamline the AHP competitive application process, the Finance Agency requested input on the efficiency and effectiveness of the FHLBanks’ current processes, as well as suggestions for potential improvements. Comments are due by August 19, 2024.
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
Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans
On April 29, 2024, the Finance Agency released its final rule that specifies requirements related to FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act, the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) articulates standards related to the board of directors’ oversight of fair housing, fair lending, and principles of equitable housing and (ii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (“Equitable Housing Report Requirements”). The final rule became effective on July 15, 2024, except for the Equitable Housing Report Requirements, which will become effective on February 15, 2026. The Bank is currently evaluating the potential impact that the final rule could have on its business and operations.

Financial Condition
The following table provides selected period-end balances as of June 30, 2024 and December 31, 2023, as well as selected average balances for the six-month period ended June 30, 2024 and the year ended December 31, 2023. As shown in the table, the Bank’s total assets decreased by 1.6 percent between December 31, 2023 and June 30, 2024, due primarily to a decrease in the Bank's advances, partially offset by increases in the Bank's short-term liquidity holdings, long-term investments and mortgage loans held for portfolio. Total consolidated obligations decreased by $2.2 billion during the six months ended June 30, 2024 as consolidated obligation bonds decreased by $12.6 billion and consolidated obligation discount notes increased by $10.4 billion. The activity in each of the major balance sheet captions is discussed in the sections following the table.
SUMMARY OF CHANGES IN FINANCIAL CONDITION
(dollars in millions)

	June 30, 2024
		Increase (Decrease)		Balance at
	Balance	Amount	Percentage	December 31, 2023
Advances	$75,225	$(4,727)	(5.9)%	$79,952
Short-term liquidity holdings
Interest-bearing deposits	2,648	351	15.3%	2,297
Securities purchased under agreements to resell	13,550	(1,200)	(8.1)%	14,750
Federal funds sold	7,200	832	13.1%	6,368
Trading securities
U.S. Treasury Bills	993	993	*	—
U.S. Treasury Notes	1,241	70	6.0%	1,171
Total short-term liquidity holdings	25,632	1,046	4.3%	24,586
Long-term investments
Trading securities (U.S. Treasury Note)	101	—	—%	101
Available-for-sale securities	19,071	1,380	7.8%	17,691
Held-to-maturity securities	239	(14)	(5.5)%	253
Total long-term investments	19,411	1,366	7.6%	18,045

Mortgage loans held for portfolio, net	5,409	320	6.3%	5,089
Total assets	126,232	(2,033)	(1.6)%	128,265

Consolidated obligations
Consolidated obligations — bonds	96,907	(12,629)	(11.5)%	109,536
Consolidated obligations — discount notes	19,010	10,412	121.1%	8,598
Total consolidated obligations	115,917	(2,217)	(1.9)%	118,134

Mandatorily redeemable capital stock	—	(1)	(100.0)%	1
Capital stock	4,582	(155)	(3.3)%	4,737
Retained earnings	2,629	216	9.0%	2,413

Average total assets	125,873	(28,566)	(18.5)%	154,439
Average capital stock	4,643	(1,029)	(18.1)%	5,672
Average mandatorily redeemable capital stock	1	(5)	(83.3)%	6
*The percentage increase is not meaningful.

Advances
The Bank's advances balances (at par value) decreased by $4.4 billion (5 percent) during the first six months of 2024. Demand for the Bank's advances was extraordinary during the first quarter of 2023 in response to the turmoil in the banking industry and financial markets that was sparked by the financial difficulties experienced by some out-of-district depository institutions in March 2023. The increase in the Bank's advances during this period was driven largely by demand from savings institutions and commercial banks as they sought to increase their liquidity levels. As market liquidity began to normalize in the second quarter of 2023, member demand moderated and, correspondingly, advances balances began to decline toward the end of that period. Advances balances continued to decline in the second half of 2023 and the first quarter of 2024 before increasing during the latter half of the second quarter of 2024. The largest decreases in advances during the first six months of 2024 were to Comerica Bank ($2.3 billion), Charles Schwab Bank, SSB ($1.0 billion) and Charles Schwab Premier Bank, SSB ($1.0 billion). While advances demand is difficult to predict, the Bank currently expects that advances will likely decline during the remainder of 2024 in the absence of some type of destabilizing event.
The following table presents advances outstanding, by type of institution, as of June 30, 2024 and December 31, 2023.
ADVANCES OUTSTANDING BY BORROWER TYPE
(par value, dollars in millions)

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Savings institutions	$35,844	47%	$36,893	46%
Commercial banks	23,117	31	26,654	33
Insurance companies	8,962	12	8,952	11
Credit unions	7,822	10	7,599	10
Community Development Financial Institutions	28	—	28	—
Total member advances	75,773	100	80,126	100
Housing associates	95	—	117	—
Non-member borrowers	6	—	18	—
Total par value of advances	$75,874	100%	$80,261	100%
Total par value of advances outstanding to CFIs (1)	$5,189	7%	$5,675	7%
_____________________________
(1)The figures shown reflect the advances outstanding to CFIs as of June 30, 2024 and December 31, 2023 based upon the definitions of CFIs that applied as of those dates.
At June 30, 2024, advances outstanding to the Bank’s five largest borrowers totaled $42.1 billion, representing 55.4 percent of the Bank’s total outstanding advances as of that date. In comparison, advances outstanding to the Bank’s five largest borrowers as of December 31, 2023 totaled $45.4 billion, representing 56.6 percent of the total outstanding advances at that date. The following table presents the Bank’s five largest borrowers as of June 30, 2024.
FIVE LARGEST BORROWERS AS OF JUNE 30, 2024
(par value, dollars in millions)

Name	Par Value of Advances	Percent of Total Par Value of Advances
Charles Schwab Bank, SSB	$23,000	30.3%
USAA Federal Savings Bank	6,000	7.9
Comerica Bank	5,250	6.9
American General Life Insurance Company	4,423	5.8
Beal Bank USA	3,400	4.5
	$42,073	55.4%

With outstanding advances of $1.4 billion as of June 30, 2024 (representing 1.8 percent of the Bank's total outstanding advances as of that date), Charles Schwab Premier Bank, SSB, an affiliate of Charles Schwab Bank, SSB, was the Bank's eleventh largest borrower.
The following table presents information regarding the composition of the Bank’s advances by product type as of June 30, 2024 and December 31, 2023.
ADVANCES OUTSTANDING BY PRODUCT TYPE
(par value, dollars in millions)

	June 30, 2024		December 31, 2023
	Balance	Percentage of Total	Balance	Percentage of Total
Fixed-rate	$68,732	90.6%	$69,559	86.7%
Adjustable/variable-rate indexed	6,160	8.1	9,685	12.1
Amortizing	982	1.3	1,017	1.2
Total par value	$75,874	100.0%	$80,261	100.0%
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

Short-Term Liquidity Holdings
At June 30, 2024, the Bank’s short-term liquidity holdings were comprised of $13.6 billion of overnight reverse repurchase agreements (of which $9.4 billion was transacted with the Federal Reserve Bank of New York), $7.2 billion of overnight federal funds sold, $2.6 billion of overnight interest-bearing deposits, $1.2 billion of U.S.Treasury Notes and $1.0 billion of U.S. Treasury Bills. At December 31, 2023, the Bank’s short-term liquidity holdings were comprised of $14.7 billion of overnight reverse repurchase agreements (of which $11.1 billion was transacted with the Federal Reserve Bank of New York), $6.4 billion of overnight federal funds sold, $2.3 billion of overnight interest-bearing deposits and $1.2 billion of U.S. Treasury Notes. All of the Bank's federal funds sold during the six months ended June 30, 2024 were transacted with domestic bank counterparties, U.S. subsidiaries of foreign holding companies or U.S. branches of foreign financial institutions on an overnight basis. All of the Bank's interest-bearing deposits were transacted on an overnight basis with domestic bank counterparties.
As of June 30, 2024, the Bank’s overnight federal funds sold consisted of $3.6 billion transacted with counterparties rated double-A and $3.6 billion transacted with counterparties rated single-A. At that same date, substantially all of the Bank's interest-bearing deposits were held in single-A rated banks. The credit ratings presented in the two preceding sentences represent the lowest long-term rating assigned to the counterparty by Moody’s or S&P.
The amount of the Bank’s short-term liquidity holdings fluctuates in response to several factors, including the anticipated demand for advances, the timing and extent of advance maturities and prepayments, changes in the Bank’s deposit balances, the Bank’s pre-funding activities, prevailing conditions (or anticipated changes in conditions) in the short-term debt markets, the level of liquidity needed to satisfy Finance Agency requirements and the Finance Agency's expectations with regard to the Bank's core mission achievement. For a discussion of the Finance Agency’s liquidity requirements, see the section below entitled “Liquidity and Capital Resources.” For a discussion of the Finance Agency's guidance regarding core mission achievement, see Item 1 - Business - Core Mission Achievement in the 2023 10-K. For the six months ended June 30, 2024, the Bank's core mission asset ("CMA") ratio was 74.7 percent. In comparison, the Bank's CMA ratio was 76.7 percent for the year ended December 31, 2023. The decrease in the Bank's CMA ratio was due to the decrease in its advances balance during the six months ended June 30, 2024.

Long-Term Investments
The composition of the Bank's long-term investment portfolio at June 30, 2024 and December 31, 2023 is set forth in the table below.
COMPOSITION OF LONG-TERM INVESTMENT PORTFOLIO
(in millions)

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
June 30, 2024	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$—	$84	$101	$185	$—
GSE obligations	—	3,059	—	3,059	—
Total debentures	—	3,143	101	3,244	—

MBS portfolio
GSE residential MBS	239	—	—	239	233
GSE commercial MBS	—	15,928	—	15,928	—
Total MBS	239	15,928	—	16,167	233
Total long-term investments	$239	$19,071	$101	$19,411	$233

	Balance Sheet Classification			Total Long-Term
	Held-to-Maturity	Available-for-Sale	Trading	Investments	Held-to-Maturity
December 31, 2023	(at amortized cost)	(at fair value)	(at fair value)	(at carrying value)	(at fair value)
Debentures
U.S. government-guaranteed obligations	$—	$264	$101	$365	$—
GSE obligations	—	3,115	—	3,115	—
Total debentures	—	3,379	101	3,480	—

MBS portfolio
GSE residential MBS	253	—	—	253	247
GSE commercial MBS	—	14,312	—	14,312	—
Total MBS	253	14,312	—	14,565	247
Total long-term investments	$253	$17,691	$101	$18,045	$247

During the six months ended June 30, 2024, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $15 million and $320 million, respectively. During the six months ended June 30, 2023, proceeds from maturities, prepayments and paydowns of held-to-maturity securities and available-for-sale securities totaled approximately $20 million and $294 million, respectively.
During the three and six months ended June 30, 2024, one and two GSE commercial MBS ("CMBS") with aggregate par values of $18.6 million and $33.7 million, respectively, were prepaid. No yield maintenance fees were received in connection with these GSE CMBS prepayments. The unamortized purchase premiums and hedge basis adjustments on the prepaid securities totaled $1.3 million and $1.8 million for the three and six months ended June 30, 2024, respectively, and were recorded as an increase in interest income on available-for-sale securities. During the three and six months ended June 30, 2023, two and seven GSE CMBS with aggregate par values of $83.5 million and $224.1 million, respectively, were prepaid. No yield maintenance fees were received in connection with these GSE CMBS prepayments. The unamortized purchase premiums or discounts and hedge basis adjustments on the prepaid securities totaled $4.9 million and $10.9 million for the three and six months ended June 30, 2023, respectively, and were recorded as an increase in interest income on available-for-sale securities.
During the three months ended June 30, 2023, the Bank sold all of its non-agency residential MBS ("RMBS"). Proceeds from the sale totaled $29.025 million, resulting in a net realized gain of $1.1 million. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The Bank did not sell any long-term investments during the six months ended June 30, 2024 or the three months ended March 31, 2023.
The Bank is precluded by regulation from purchasing additional MBS if such purchase would cause the aggregate amortized historical cost of its MBS holdings to exceed 300 percent of the Bank’s total regulatory capital (the sum of its capital stock, mandatorily redeemable capital stock and retained earnings). However, the Bank is not required to sell any mortgage securities that it purchased at a time when it was in compliance with this ratio. For purposes of applying this limit, the Finance Agency defines "amortized historical cost" as the sum of the initial investment, less the amount of cash collected that reduces principal, less write-downs plus yield accreted to date. This definition excludes hedge basis adjustments which, for investment securities, are included in the U.S. GAAP definition of amortized cost basis. Under this definition, the Bank's MBS holdings totaled $16.8 billion as of June 30, 2024, which represented 232 percent of its total regulatory capital at that date. With capacity to purchase MBS and its CMA ratio above 70 percent, the Bank acquired (based on trade date) $1.8 billion (par value) of GSE CMBS during the six months ended June 30, 2024. The Bank acquired (based on trade date) $1.6 billion (par value) of GSE CMBS during the six months ended June 30, 2023. All of the Bank's CMBS holdings are backed by multi-family loans. To the extent it has capacity, the Bank intends to continue to purchase GSE CMBS if attractive opportunities are available and provided it is reasonably confident (at the time of purchase) that it can maintain its CMA ratio at or above 70 percent. In the absence of a significant reduction in the size of the Bank's balance sheet and, correspondingly, its regulatory capital, the Bank's investments in MBS are expected to remain below the regulatory dollar limit which, as of June 30, 2024, was $21.6 billion.
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
The Bank evaluates all outstanding available-for-sale securities in an unrealized loss position and all outstanding held-to-maturity securities as of the end of each calendar quarter to determine whether an allowance is needed to reserve for expected credit losses on the securities. As of June 30, 2024, the Bank determined that an allowance for credit losses was not necessary on any of its held-to-maturity or available-for-sale securities. For a summary of the Bank's evaluation, see “Item 1. Financial Statements” (specifically, Note 9 beginning on page 14 of this report).
As of June 30, 2024, the U.S. government and the issuers of the Bank's holdings of GSE debentures and GSE MBS were rated triple-A by Moody's and AA+ by S&P.
The Bank's remaining GSE RMBS portfolio is comprised of collateralized mortgage obligations ("CMOs") with variable-rate coupons ($239 million par value at June 30, 2024). These CMOs include caps that would limit increases in the variable-rate coupons if short-term interest rates rise above the caps, exposing the Bank to interest rate risk. In addition, if interest rates rise, prepayments on the mortgage loans underlying the securities would likely decline, thus lengthening the time that the securities would remain outstanding with their coupon rates capped. As of June 30, 2024, one-month SOFR was 5.34 percent and the effective interest rate caps on one-month SOFR (the interest cap rate minus the stated spread on the coupon) embedded in the CMO floaters ranged from 5.84 percent to 9.04 percent. The largest concentration of embedded effective caps ($221 million) was below 6.10 percent. As of June 30, 2024, one-month SOFR rates were 50 basis points below the lowest effective interest rate cap embedded in the CMO floaters.

Mortgage Loans Held For Portfolio
As of June 30, 2024 and December 31, 2023, mortgage loans held for portfolio (net of allowance for credit losses) were $5.4 billion and $5.1 billion, respectively, representing approximately 4.3 percent and 4.0 percent, respectively, of the Bank’s total assets at those dates. Through the MPF program, the Bank currently invests in only conventional residential mortgage loans originated by its participating financial institutions ("PFIs"). During the period from 1998 to mid-2003, the Bank purchased conventional mortgage loans and government-guaranteed/insured mortgage loans (i.e., those insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs). The Bank resumed acquiring conventional mortgage loans under this program in early 2016. Substantially all of the mortgage loans on the Bank's balance sheet at June 30, 2024 were conventional loans, almost all of which were acquired since 2016.
During the three and six months ended June 30, 2024, the Bank acquired mortgage loans totaling $300 million ($296 million unpaid principal balance) and $529 million ($521 million unpaid principal balance), respectively. In comparison, the Bank acquired mortgage loans totaling $306 million ($301 million unpaid principal balance) and $540 million ($534 million unpaid principal balance) during the three and six months ended June 30, 2023, respectively. All of the acquired mortgage loans were originated by certain of the Bank's PFIs and the Bank acquired a 100 percent interest in such loans. During the three and six months ended June 30, 2024, mortgage loan prepayments totaled $85 million and $128 million, respectively, compared to $52 million and $82 million during the three and six months ended June 30, 2023, respectively. The Bank’s mortgage loan purchases and prepayment activity were lower during these periods in comparison to periods prior to 2023 due to the relatively high level of mortgage interest rates.
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
Under the Finance Agency’s Acquired Member Asset regulation (12 C.F.R. part 1268), any portion of the CE Obligation that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. Accordingly, the PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and, further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid credit enhancement fees (“CE fees”) as compensation for retaining a portion of the credit risk on the loans sold to the Bank, as an incentive to minimize credit losses on those loans, to share in the risk of loss on MPF loans and, in limited cases related to loans acquired prior to 2016, to pay for supplemental mortgage insurance, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans during the applicable month. CE fees are recorded as a reduction to mortgage loan interest income when paid by the Bank. Mortgage loan interest income was reduced by CE fees totaling $628,000 and $615,000 during the three months ended June 30, 2024 and 2023, respectively, and $1,259,000 and $1,224,000 for the six months ended June 30, 2024 and 2023, respectively. The Bank's allowance for loan losses, which factors in the CE obligation, was $6,711,000 and $7,768,000 at June 30, 2024 and December 31, 2023, respectively.
As more fully discussed in the 2023 10-K, the Bank is subject to two annual housing goals relating to its purchases of mortgage loans. First, at least 20 percent of any mortgage loans that are purchased in a calendar year (based on the number of loans acquired) must be comprised of loans to low-income or very low-income families, or to families in low-income areas. Second, at least 50 percent of the Bank's members that are selling mortgage loans to the Bank in a calendar year must be small members. During the first six months of 2024, approximately 26 percent of the mortgage loans purchased by the Bank were comprised of loans that were made to low-income or very low-income families, or to families in low-income areas and approximately 58 percent of members that sold mortgage loans to the Bank were small members.

Consolidated Obligations and Deposits
During the six months ended June 30, 2024, the Bank’s outstanding consolidated obligation bonds (at par value) decreased by $12.7 billion and its outstanding consolidated obligation discount notes (at par value) increased by $10.6 billion. The following table presents the composition of the Bank’s outstanding bonds at June 30, 2024 and December 31, 2023.
COMPOSITION OF CONSOLIDATED OBLIGATION BONDS OUTSTANDING
(par value, dollars in millions)

	June 30, 2024		December 31, 2023
	Balance	Percentage of Total	Balance	Percentage of Total
Variable-rate SOFR-indexed
Non-callable	$40,161	40.8%	$35,499	31.9%
Callable	100	0.1	—	—
Fixed-rate
Callable	37,903	38.5	53,550	48.2
Non-callable	14,363	14.6	15,600	14.1
Step-up
Callable	3,922	4.0	4,492	4.0
Non-callable	1,969	2.0	1,954	1.8
Callable step-down	15	—	15	—
Total par value	$98,433	100.0%	$111,110	100.0%

During the first six months of 2024, the Bank issued $64.8 billion of consolidated obligation bonds and approximately $25.8 billion of consolidated obligation discount notes (excluding those with overnight terms), the proceeds of which were used primarily to replace maturing and called consolidated obligations. At June 30, 2024 and December 31, 2023, discount notes comprised approximately 16 percent and 7 percent, respectively, of the Bank's total consolidated obligations. During the six months ended June 30, 2024, the Bank's bond issuance (based on trade date and par value) consisted of approximately $47.9 billion of SOFR-indexed bonds, $15.8 billion of swapped fixed-rate callable bonds (including step-up bonds) and $3.8 billion of fixed-rate, predominately short-term non-callable bonds (which were not swapped).
The weighted average SOFR-equivalent cost of swapped and variable-rate consolidated obligation bonds issued by the Bank approximated SOFR minus 1 basis point during the three months ended June 30, 2024, compared to SOFR flat during the three months ended March 31, 2024 and SOFR minus 2 basis points during the three months ended June 30, 2023.
Demand and term deposits were approximately $1.4 billion at both June 30, 2024 and December 31, 2023. The size of the Bank’s deposit base varies as market factors change, including the attractiveness of the Bank’s deposit pricing relative to the rates available to members on alternative money market investments, members’ investment preferences with respect to the maturity of their investments, and member liquidity.

Capital
The Bank’s outstanding capital stock (excluding mandatorily redeemable capital stock) was $4.6 billion and $4.7 billion at June 30, 2024 and December 31, 2023, respectively. The Bank’s average outstanding capital stock (excluding mandatorily redeemable capital stock) was approximately $4.6 billion and $5.7 billion for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.
Mandatorily redeemable capital stock outstanding at June 30, 2024 and December 31, 2023 was $0.3 million and $0.5 million, respectively. Although mandatorily redeemable capital stock is excluded from capital (equity) for financial reporting purposes, it is considered capital for regulatory purposes.
At June 30, 2024 and December 31, 2023, the Bank’s five largest shareholders collectively held $1.790 billion and $1.929 billion, respectively, of capital stock, which represented 39.1 percent and 40.8 percent, respectively, of the Bank’s total outstanding capital stock (including mandatorily redeemable capital stock) as of those dates. The following table presents the Bank’s five largest shareholders as of June 30, 2024.
FIVE LARGEST SHAREHOLDERS AS OF JUNE 30, 2024
(par value, dollars in thousands)

Name	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Charles Schwab Bank, SSB	$950,000	20.7%
USAA Federal Savings Bank	272,438	6.0
Comerica Bank	222,250	4.9
American General Life Insurance Company	202,062	4.4
Hancock Whitney Bank	142,804	3.1
	$1,789,554	39.1%

As of June 30, 2024, all of the stock held by the five institutions shown in the table above was classified as capital in the statement of condition.

Charles Schwab Premier Bank, SSB and Charles Schwab Trust Bank, affiliates of Charles Schwab Bank, SSB, held $64,400,000 and $4,090,000, respectively, of the Bank's capital stock as of June 30, 2024, representing 1.4 percent and 0.1 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date. In aggregate, these three affiliated institutions held $1,018,490,000 of the Bank's capital stock as of June 30, 2024, representing 22.2 percent of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.

In addition, six affiliates of USAA Federal Savings Bank held a combined total of $31,107,000 of the Bank's capital stock as of June 30, 2024 and the Variable Annuity Life Insurance Company, an affiliate of American General Life Insurance Company, held $57,075,000 of the Bank's capital stock as of that date. In aggregate, USAA-affiliated institutions and institutions affiliated with American General Life Insurance Company held $303,545,000 and $259,137,000, respectively, of the Bank's capital stock as of June 30, 2024, representing 6.6 percent and 5.7 percent, respectively, of the Bank's total outstanding capital stock (including mandatorily redeemable capital stock) as of that date.

The following table presents outstanding capital stock, by type of institution, as of June 30, 2024 and December 31, 2023.
CAPITAL STOCK OUTSTANDING BY INSTITUTION TYPE
(par value, dollars in millions)

	June 30, 2024		December 31, 2023
	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock	Par Value of Capital Stock	Percent of Total Par Value of Capital Stock
Commercial banks	$1,799	39%	$1,954	41%
Savings institutions	1,535	34	1,600	34
Credit unions	742	16	699	15
Insurance companies	505	11	483	10
CDFIs	1	—	1	—
Total capital stock classified as capital	4,582	100	4,737	100
Mandatorily redeemable capital stock	—	—	1	—
Total regulatory capital stock	$4,582	100%	$4,738	100%
Members are required to maintain an investment in Class B Stock equal to the sum of a membership investment requirement and an activity-based investment requirement. The membership investment requirement is currently 0.04 percent of each member’s total assets as of the previous calendar year-end, subject to a minimum of $1,000 and a maximum of $7,000,000. During the six months ended June 30, 2024, the activity-based investment requirement was 4.1 percent of outstanding advances, except as described below, and 0.1 percent of outstanding letters of credit that were issued or renewed on and after April 19, 2021 (the "LC Percentage"). The LC Percentage is applied to the issued amount of the letter of credit rather than, if applicable, the amount of the letter of credit that is used from time to time during the term of the letter of credit. Further, renewals for this purpose include amendments that extend the expiration date of the letter of credit. Class B-1 Stock is used to meet the membership investment requirement and Class B-2 Stock is used to meet the activity-based investment requirement.
On September 21, 2015, the Bank announced a Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for certain advances that were funded during the period from October 21, 2015 through December 31, 2015. At June 30, 2024, the remaining balance of advances funded under this special reduced stock advances offering totaled approximately $411 million.
On February 28, 2020, the Bank announced another Board-authorized reduction in the activity-based stock investment requirement from 4.1 percent to 2.0 percent for up to $5.0 billion of advances that were funded during the period from April 1, 2020 through December 31, 2020 and that had a maturity of one year or greater. Pursuant to several Board-authorized extensions and modifications to this program, the Bank's activity-based capital stock investment requirement was reduced from 4.1 percent to 2.0 percent for: (1) advances that were funded during the period from August 1, 2020 through April 18, 2021 and that had a maturity of 28 days or greater and (2) advances that were funded during the period from April 19, 2021 through December 31, 2022 and that had a maturity of 32 days or greater. Under the special advances offering described in this paragraph, the maximum balance of advances to which the reduced activity-based stock investment requirement could be applied was $5.0 billion. Except as described in this paragraph, the standard activity-based stock investment requirement of 4.1 percent continued to apply to all other advances that were funded during the period from April 1, 2020 through December 31, 2022. At June 30, 2024, advances outstanding under this program totaled approximately $3.4 billion.
Quarterly, the Bank typically repurchases a portion of members’ excess capital stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum investment requirement. The portion of members’ excess capital stock subject to repurchase is known as surplus stock. For the repurchases that occurred during the six months ended June 30, 2024, surplus stock was defined as the amount of stock held by a shareholder in excess of 125 percent of the shareholder’s minimum investment requirement. For those repurchases, which occurred on March 26, 2024 and June 25, 2024, a shareholder's surplus stock was not repurchased if: (1) the amount of that shareholder's surplus stock was $2,000,000 or less; (2) the shareholder elected to opt-out of the repurchase; or (3) the shareholder was on restricted collateral status (subject to certain exceptions). On March 26, 2024 and June 25, 2024, the Bank repurchased surplus stock totaling $166.7 million and $130.3 million, respectively, none of which was classified as mandatorily redeemable capital stock at those dates.

On March 26, 2024 and June 25, 2024, the Bank also repurchased all excess stock held by non-member shareholders as of those dates. This excess stock, all of which was classified as mandatorily redeemable capital stock at those dates, totaled $4,000 and $266,000, respectively.
At June 30, 2024, the Bank’s excess stock totaled $1.0 billion, which represented 0.80 percent of the Bank’s total assets as of that date.
During the six months ended June 30, 2024, the Bank’s retained earnings increased by $216 million, from $2.413 billion at December 31, 2023 to $2.629 billion at June 30, 2024. During this same period, the Bank paid dividends on capital stock totaling $151.9 million, which represented a weighted average annualized dividend rate of 6.13 percent. These dividends were paid in the form of capital stock with any fractional shares paid in cash. The Bank’s first quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 5.42 percent (a rate equal to average overnight SOFR for the fourth quarter of 2023 plus 0.1 percent) and 6.42 percent (a rate equal to average overnight SOFR for the fourth quarter of 2023 plus 1.1 percent), respectively. The first quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from October 1, 2023 through December 31, 2023, were paid on March 27, 2024. The Bank’s second quarter dividends on Class B-1 Stock and Class B-2 Stock were paid at annualized rates of 5.41 percent (a rate equal to average overnight SOFR for the first quarter of 2024 plus 0.1 percent) and 6.41 percent (a rate equal to average overnight SOFR for the first quarter of 2024 plus 1.1 percent), respectively. The second quarter dividends, which were applied to average Class B-1 Stock and average Class B-2 Stock held during the period from January 1, 2024 through March 31, 2024, were paid on June 26, 2024.
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
The Bank is required to maintain at all times permanent capital in an amount at least equal to its risk-based capital requirement, which is the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, as further described in the 2023 10-K. Permanent capital is defined under the Finance Agency’s rules as retained earnings and amounts paid in for Class B stock (which for the Bank includes both Class B-1 Stock and Class B-2 Stock), regardless of its classification as equity or liabilities for financial reporting purposes. At June 30, 2024, the Bank’s total risk-based capital requirement was $1.226 billion, comprised of credit risk, market risk and operations risk capital requirements of $458 million, $485 million and $283 million, respectively, and its permanent capital was $7.211 billion.
In addition to the risk-based capital requirement, the Bank is subject to three other capital requirements. First, the Bank must, at all times, maintain a minimum total capital-to-assets ratio of 4.0 percent. For this purpose, total capital is defined by Finance Agency rules and regulations as the Bank’s permanent capital and the amount of any general allowance for losses (i.e., those reserves that are not held against specific assets). Second, the Bank is required to maintain at all times a minimum leverage capital-to-assets ratio in an amount at least equal to 5.0 percent of its total assets. In applying this requirement to the Bank, leverage capital includes the Bank’s permanent capital multiplied by a factor of 1.5 plus the amount of any general allowance for losses. The Bank did not have any general allowance for losses at June 30, 2024 or December 31, 2023. Under the regulatory definitions, total capital and permanent capital exclude accumulated other comprehensive income (loss). Third, the Bank is required to maintain a capital stock-to-assets ratio of at least 2.0 percent, as measured on a daily average basis at each month end. At all times during the six months ended June 30, 2024, the Bank was in compliance with all of its regulatory capital requirements. At June 30, 2024, the Bank's total capital-to-assets and leverage capital-to-assets ratios were 5.71 percent and 8.57 percent, respectively. The Bank's capital stock-to-assets ratio was 3.67 percent for the month ended June 30, 2024. For a summary of the Bank’s compliance with the Finance Agency’s capital requirements as of June 30, 2024 and December 31, 2023, see “Item 1. Financial Statements” (specifically, Note 14 on page 30 of this report).

Derivatives and Hedging Activities
The Bank enters into interest rate swap, swaption and cap agreements (collectively, interest rate exchange agreements) to manage its exposure to changes in interest rates and/or to adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments. This use of derivatives is integral to the Bank’s financial management strategy, and the impact of these interest rate exchange agreements permeates the Bank’s financial statements. For additional discussion, see “Item 1. Financial Statements” (specifically, Note 13 beginning on page 22 of this report).

The following table provides the notional balances of the Bank’s derivative instruments, by balance sheet category and accounting designation, as of June 30, 2024 and December 31, 2023.
COMPOSITION OF DERIVATIVES BY BALANCE SHEET CATEGORY AND ACCOUNTING DESIGNATION
(in millions)

	Fair Value Hedges
	Shortcut Method	Long-Haul Method	Cash Flow Hedges	Economic Hedges	Total
June 30, 2024
Advances	$43,210	$2,770	$—	$5,109	$51,089
Investments	—	19,616	—	1,552	21,168
Mortgage loans held for portfolio	—	—	—	1,545	1,545
Consolidated obligation bonds	—	53,081	—	718	53,799
Consolidated obligation discount notes	—	—	1,066	4,623	5,689
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$43,210	$75,467	$1,066	$29,266	$149,009
December 31, 2023
Advances	$50,880	$1,660	$—	$1,109	$53,649
Investments	—	17,987	—	1,552	19,539
Mortgage loans held for portfolio	—	—	—	1,377	1,377
Consolidated obligation bonds	—	70,233	—	1,021	71,254
Consolidated obligation discount notes	—	—	1,066	1,521	2,587
Intermediary positions	—	—	—	19	19
Counterparty exposures	—	—	—	15,300	15,300
Other	—	—	—	400	400
Total notional balance	$50,880	$89,880	$1,066	$22,299	$164,125
As a result of statutory and regulatory requirements emanating from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), certain derivative transactions that the Bank enters into are required to be cleared through a third-party central clearinghouse. As of June 30, 2024, the Bank had cleared trades outstanding with notional amounts totaling $77.5 billion. Cleared trades are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. Collateral (or variation margin on daily settled derivative contracts) is typically delivered/paid (or returned/received) daily and, unlike bilateral derivatives, is not subject to any maximum unsecured credit exposure thresholds. The fair values of all interest rate derivatives (including accrued interest receivables and payables) with each clearing member of each clearinghouse are offset for purposes of measuring credit exposure and determining initial and variation margin requirements. With cleared transactions, the Bank is exposed to credit risk in the event that the clearinghouse or the clearing member fails to meet its obligations to the Bank. The Bank has determined that the exercise by a non-defaulting party of the setoff rights incorporated in its cleared derivative transactions should be upheld in the event of a default, including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or any of its clearing members or both.
The Bank has also transacted interest rate exchange agreements bilaterally with large financial institutions (with which it has in place master agreements). In doing so, the Bank has generally exchanged a defined market risk for the risk that the counterparty will not be able to fulfill its obligations in the future. The Bank manages this credit risk by spreading its transactions among as many highly rated counterparties as is practicable, by entering into master agreements with each of its non-member bilateral counterparties that include maximum unsecured credit exposure thresholds ranging from $50,000 to $500,000, and by monitoring its exposure to each counterparty on a daily basis. In addition, all of the Bank’s master agreements with its bilateral counterparties include netting arrangements whereby the fair values of all interest rate derivatives (including accrued interest receivables and payables) with each counterparty are offset for purposes of measuring credit exposure. As of June 30, 2024, the notional balance of outstanding interest rate exchange agreements transacted with non-member bilateral counterparties totaled $71.5 billion.

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
As of June 30, 2024, cash collateral totaling $767 million had been delivered by the Bank to its non-member bilateral derivative counterparties under the terms of the collateral exchange agreements. At that date, the Bank had pledged securities with a carrying value of $119 million to four bilateral derivative counterparties to meet is initial margin requirements. Further, as of June 30, 2024, the Bank had pledged $556 million (fair value) of securities to satisfy initial margin requirements associated with its cleared derivatives. In addition, as of June 30, 2024, the Bank had received $1.0 billion in variation margin to settle its cleared derivatives with its clearinghouse counterparties.
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

The following table provides information regarding the Bank’s derivative counterparty credit exposure as of June 30, 2024.

DERIVATIVES COUNTERPARTY CREDIT EXPOSURE
(dollars in millions)

Credit Rating(1)	Number of Bilateral Counterparties	Notional Principal(2)	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Other Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties
Asset positions with credit exposure
Single-A(3)	3	$32,039.0	$70.7	$(57.7)	$26.2	$39.2
Cleared derivatives (4)	—	77,464.1	16.0	(3.3)	555.9	568.6
Liability positions with credit exposure
Single-A	5	15,609.5	(136.0)	141.6	8.5	14.1
Total derivative positions with non-member counterparties to which the Bank had credit exposure	8	125,112.6	(49.3)	80.6	590.6	621.9
Asset positions without credit exposure	1	166.7	0.4	(0.7)	—	—
Liability positions without credit exposure	8	23,701.1	(631.5)	628.6	—	—
Total derivative positions with non-member counterparties to which the Bank did not have credit exposure	9	23,867.8	(631.1)	627.9	—	—
Total non-member counterparties	17	148,980.4	(680.4)	$708.5	$590.6	$621.9

Member institutions
Interest rate exchange agreements (5)
Liability positions	1	9.3	—
Mortgage delivery commitments	—	19.2	—
Total member institutions	1	28.5	—
Total	18	$149,008.9	$(680.4)
_____________________________
(1)Credit ratings shown in the table reflect the lowest rating from Moody’s or S&P and are as of June 30, 2024.
(2)Includes amounts that had not settled as of June 30, 2024.
(3)The figures for asset positions with credit exposure to counterparties rated single-A included transactions with a counterparty that is affiliated with a member of the Bank. Transactions with that counterparty had an aggregate notional principal of $7.1 billion and a net credit exposure of $7.5 million.
(4)The Bank's cleared derivatives were transacted with clearinghouses that are rated double-A.
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

Results of Operations
Net Income
Net income for the three months ended June 30, 2024 and 2023 was $187.3 million and $239.6 million, respectively. The Bank’s net income for the three months ended June 30, 2024 represented an annualized return on average capital stock ("ROCS") of 16.34 percent. In comparison, the Bank’s ROCS was 14.23 percent for the three months ended June 30, 2023. Net income for the six months ended June 30, 2024 and 2023 was $367.9 million and $414.3 million, respectively. The Bank’s net income for the six months ended June 30, 2024 represented an annualized ROCS of 15.93 percent. In comparison, the Bank’s ROCS was 14.24 percent for the six months ended June 30, 2023. To derive the Bank’s ROCS, net income is divided by average capital stock outstanding excluding stock that is classified as mandatorily redeemable capital stock. The factors contributing to the changes in the Bank's net income are discussed below.
Income Before Assessments
During the three months ended June 30, 2024 and 2023, the Bank’s income before assessments was $208.1 million and $266.3 million, respectively. As discussed in more detail below, the $58.2 million decrease in income before assessments from period to period was attributable to a $56.4 million decrease in net interest income after provision (reversal) for credit losses and a $2.7 million increase in other expense, partially offset by a $0.9 million increase in other income.
During the six months ended June 30, 2024 and 2023, the Bank’s income before assessments was $408.7 million and $460.4 million, respectively. As discussed in more detail below, the $51.7 million decrease in income before assessments from period to period was attributable to a $29.1 million decrease in net interest income after provision (reversal) for credit losses and a $26.2 million decrease in other income, partially offset by a $3.6 million decrease in other expense.
The components of income before assessments (net interest income, other income/loss and other expense) are discussed in more detail in the following sections.
Net Interest Income After Provision (Reversal) for Credit Losses
For the three months ended June 30, 2024, the Bank’s net interest income after provision (reversal) for credit losses was $229.1 million compared to $285.5 million for the comparable period in 2023. The $56.4 million decrease in net interest income for the three months ended June 30, 2024, as compared to the corresponding period in 2023, was due largely to the significant decrease in the average balances of the Bank's interest-earning assets from $188.0 billion during the three months ended June 30, 2023 to $126.3 billion during the comparable period in 2024, a $6.3 million increase in net price alignment expense on cleared derivatives, a $2.6 million unfavorable change in fair value hedge ineffectiveness gains and losses from period to period and a $3.6 million decrease in net gains recorded in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 49 of this report), partially offset by higher rates of return on the Bank's invested capital.
For the six months ended June 30, 2024, the Bank’s net interest income after provision (reversal) for credit losses was $452.6 million compared to $481.7 million for the comparable period in 2023. The $29.1 million decrease in net interest income for the six months ended June 30, 2024, as compared to the corresponding period in 2023, was due largely to the significant decrease in the average balances of the Bank's interest-earning assets from $161.9 billion during the six months ended June 30, 2023 to $126.1 billion during the comparable period in 2024, a $12.1 million increase in net price alignment expense on cleared derivatives and a $9.1 million decrease in net gains recorded in connection with GSE CMBS prepayments (as previously discussed in the Long-Term Investments section beginning on page 49 of this report), partially offset by a $2.4 million favorable change in fair value hedge ineffectiveness gains and losses from period to period, a $1.0 million increase in net prepayment fees on advances and higher rates of return on the Bank's invested capital.
The Bank’s net interest margin was 72 basis points for both the three and six months ended June 30, 2024 and 61 basis points and 60 basis points for the three and six months ended June 30, 2023, respectively. Net interest margin, or net interest income as a percentage of average earning assets, is a function of net interest spread and the rates of return on assets funded by the investment of the Bank’s capital. Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank’s net interest spread was 34 basis points and 31 basis points for the three months ended June 30, 2024 and 2023, respectively, and 33 basis points and 29 basis points for the six months ended June 30, 2024 and 2023, respectively. The Bank's net interest margin and net interest spread are impacted positively or negatively, as the case may be, by the amount of fair value hedge ineffectiveness recorded in net interest income. In addition, the Bank's net interest margin and net interest spread are impacted positively by the amount of net prepayment fees on advances and net gains recorded on GSE CMBS prepayments. The increase in the Bank's net interest spread for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, was primarily due to changes in the mix of the Bank's assets. Advances and short-term investments, which generally earn lower rates relative to the Bank's long-term investments, represented a significantly lower percentage of the Bank's earning assets during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.
U.S. GAAP requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness along with the changes in the fair value of the hedged item attributable to the hedged risk be presented in the same income statement line that is used to present the earnings effect of the hedged item. For the three months ended June 30, 2024 and 2023, the fair value hedge ineffectiveness amounts reported in net interest income (excluding the price alignment amount on cleared derivatives) increased interest income on advances by $369,000 and $83,000, respectively, increased (reduced) interest income on available-for-sale securities by ($2,112,000) and $1,508,000, respectively, and increased (reduced) interest expense on consolidated obligations by ($514,000) and $277,000, respectively. In aggregate, these amounts increased (reduced) net interest income by $(1,229,000) and $1,314,000 for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the fair value hedge ineffectiveness amounts reported in net interest income (excluding the price alignment amount on cleared derivatives) increased (reduced) interest income on advances by $564,000 and ($3,011,000), respectively, reduced interest income on available-for-sale securities by $1,082,000 and $7,496,000, respectively, and increased (reduced) interest expense on consolidated obligations by $5,806,000 and ($1,677,000), respectively. In aggregate, these amounts reduced net interest income by $6,324,000 and $8,830,000 for the six months ended June 30, 2024 and 2023, respectively.
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
As allowed under U.S. GAAP, the Bank has designated the hedged risk associated with its investments in available-for-sale securities that were acquired after January 1, 2022 as the SOFR benchmark interest rate component, thereby excluding the credit spread from the hedged items’ contractual cash flows. Long-haul hedging relationships that are based upon the benchmark rate component of the contractual coupon cash flows are expected to generate significantly less periodic earnings variability than the Bank’s other (pre-2022) available-for-sale hedging relationships which are based upon the securities’ contractual cash flows. During the three and six months ended June 30, 2024, the fair value hedge ineffectiveness losses associated with the Bank’s available-for-sale benchmark component hedging relationships totaled $594,000 and $623,000 respectively, compared to $348,000 and $390,000 for the three and six months ended June 30, 2023, respectively. The notional amount of interest rate swaps in benchmark component hedging relationships totaled $8.6 billion and $5.4 billion at June 30, 2024 and 2023, respectively.
The contribution of earnings from the Bank’s invested capital to the net interest margin (the impact of non-interest bearing funds) increased from 30 basis points and 31 basis points during the three and six months ended June 30, 2023, respectively, to 38 basis points and 39 basis points during the three and six months ended June 30, 2024, respectively. The increase in the impact of non-interest bearing funds for the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, was primarily due to the increase in short-term interest rates between the periods.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the three months ended June 30, 2024 and 2023.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$4,003	$55	5.45%	$6,573	$84	5.12%
Securities purchased under agreements to resell	3,977	53	5.41%	11,829	149	5.05%
Federal funds sold	11,212	152	5.42%	17,706	224	5.07%
Investments
Trading	3,168	37	4.73%	509	4	3.60%
Available-for-sale (3)	18,343	290	6.33%	16,441	245	5.97%
Held-to-maturity (3)	243	3	5.91%	287	4	5.47%
Advances (4)	79,989	1,143	5.72%	129,987	1,732	5.33%
Mortgage loans held for portfolio (5)	5,334	56	4.15%	4,658	42	3.62%
Total earning assets	126,269	1,789	5.67%	187,990	2,484	5.28%
Cash and due from banks	39			58
Other assets	613			675
Derivatives netting adjustment (2)	(939)			(1,639)
Fair value adjustment on available-for-sale securities (3)	173			(2)
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	—			(1)
Total assets	$126,155	1,789	5.67%	$187,081	2,484	5.31%
Liabilities and Capital
Interest-bearing deposits (2)	$1,651	22	5.37%	$1,566	19	4.92%
Consolidated obligations
Bonds	99,614	1,337	5.37%	118,289	1,492	5.04%
Discount notes	15,908	201	5.04%	56,749	685	4.83%
Mandatorily redeemable capital stock and other borrowings	1	—	6.82%	30	1	5.96%
Total interest-bearing liabilities	117,174	1,560	5.33%	176,634	2,197	4.97%
Other liabilities	2,450			3,183
Derivatives netting adjustment (2)	(939)			(1,639)
Total liabilities	118,685	1,560	5.26%	178,178	2,197	4.93%
Total capital	7,470			8,903
Total liabilities and capital	$126,155		4.95%	$187,081		4.70%
Net interest income		$229			$287
Net interest margin			0.72%			0.61%
Net interest spread			0.34%			0.31%
Impact of non-interest bearing funds			0.38%			0.30%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the three months ended June 30, 2024 and 2023 in the table above include $0.841 billion and $1.635 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the three months ended June 30, 2024 and 2023 in the table above include $95.4 million and $0.5 million, respectively, which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $25 million and $20 million of non-accruing loans for the three months ended June 30, 2024 and 2023, respectively.

The following table presents average balance sheet amounts together with the total dollar amounts of interest income and expense and the weighted average interest rates of major earning asset categories and the funding sources for those earning assets for the six months ended June 30, 2024 and 2023.
YIELD AND SPREAD ANALYSIS
(dollars in millions)

	For the Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Rate(1)	Average Balance	Interest Income/ Expense	Average Rate(1)
Assets
Interest-bearing deposits (2)	$4,082	$111	5.46%	$5,863	$143	4.90%
Securities purchased under agreements to resell	4,691	126	5.41%	6,735	167	5.00%
Federal funds sold	11,304	305	5.42%	15,337	370	4.87%
Investments
Trading	2,255	53	4.71%	349	5	3.07%
Available-for-sale (3)	18,053	571	6.33%	15,992	447	5.59%
Held-to-maturity (3)	247	7	5.91%	300	8	5.20%
Advances (4)	80,245	2,294	5.72%	112,758	2,872	5.09%
Mortgage loans held for portfolio (5)	5,249	108	4.10%	4,565	81	3.57%
Total earning assets	126,126	3,575	5.67%	161,899	4,093	5.05%
Cash and due from banks	35			44
Other assets	528			648
Derivatives netting adjustment (2)	(954)			(1,735)
Fair value adjustment on available-for-sale securities (3)	138			70
Adjustment for net non-credit portion of other-than-temporary impairments on held-to-maturity securities (3)	—			(2)
Total assets	$125,873	3,575	5.68%	$160,924	4,093	5.09%
Liabilities and Capital
Interest-bearing deposits (2)	$1,479	39	5.36%	$1,441	34	4.72%
Consolidated obligations
Bonds	103,361	2,780	5.38%	95,854	2,318	4.84%
Discount notes	12,193	304	4.98%	54,192	1,256	4.64%
Mandatorily redeemable capital stock and other borrowings	1	—	10.10%	30	1	5.72%
Total interest-bearing liabilities	117,034	3,123	5.34%	151,517	3,609	4.76%
Other liabilities	2,381			3,129
Derivatives netting adjustment (2)	(954)			(1,735)
Total liabilities	118,461	3,123	5.27%	152,911	3,609	4.72%
Total capital	7,412			8,013
Total liabilities and capital	$125,873		4.96%	$160,924		4.49%
Net interest income		$452			$484
Net interest margin			0.72%			0.60%
Net interest spread			0.33%			0.29%
Impact of non-interest bearing funds			0.39%			0.31%

_____________________________
(1)Percentages are annualized figures. Amounts used to calculate average rates are based on whole dollars. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)The Bank offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against the fair value amounts recognized for derivative instruments transacted under a master netting agreement or other similar arrangement. The average balances of interest-bearing deposit assets for the six months ended June 30, 2024 and 2023 in the table above include $0.895 billion and $1.731 billion, respectively, which are classified as derivative assets/liabilities on the statements of condition. In addition, the average balances of interest-bearing deposit liabilities for the six months ended June 30, 2024 and 2023 in the table above include $57 million and $1 million, respectively which are classified as derivative assets/liabilities on the statements of condition.
(3)Average balances for available-for-sale and held-to-maturity securities are calculated based upon amortized cost.
(4)Interest income and average rates include net prepayment fees on advances.
(5)The average balances for mortgage loans held for portfolio in the table above include $24 million and $20 million of non-accruing loans for the six months ended June 30, 2024 and 2023, respectively.

Changes in both volume (i.e., average balances) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six-month periods ended June 30, 2024 and 2023. Changes in interest income and interest expense that cannot be attributed to either volume or rate have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
RATE AND VOLUME ANALYSIS
(in millions)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024 vs. 2023			June 30, 2024 vs. 2023
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(34)	$5	$(29)	$(47)	$15	$(32)
Securities purchased under agreements to resell	(106)	10	(96)	(54)	13	(41)
Federal funds sold	(87)	15	(72)	(105)	40	(65)
Investments
Trading	31	2	33	43	5	48
Available-for-sale	29	16	45	61	63	124
Held-to-maturity	(1)	—	(1)	(1)	—	(1)
Advances	(708)	119	(589)	(899)	321	(578)
Mortgage loans held for portfolio	7	7	14	13	14	27
Total interest income	(869)	174	(695)	(989)	471	(518)
Interest expense
Interest-bearing deposits	1	2	3	1	4	5
Consolidated obligations
Bonds	(247)	92	(155)	190	272	462
Discount notes	(513)	29	(484)	(1,040)	88	(952)
Mandatorily redeemable capital stock and other borrowings	(1)	—	(1)	(1)	—	(1)
Total interest expense	(760)	123	(637)	(850)	364	(486)
Changes in net interest income	$(109)	$51	$(58)	$(139)	$107	$(32)

Other Income (Loss)
The following table presents the various components of other income (loss) for the three and six months ended June 30, 2024 and 2023.
OTHER INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income (expense) associated with:
Member/offsetting derivatives	$2	$2	$4	$7
Economic hedge derivatives related to advances	3,345	3,385	6,443	3,029
Economic hedge derivatives related to trading securities	1,069	(64)	1,879	(64)
Economic hedge derivatives related to available-for-sale securities	3	10	7	18
Economic hedge derivatives related to consolidated obligation bonds	(27)	456	(778)	120
Economic hedge derivatives related to consolidated obligation discount notes	(1,078)	(3,025)	(2,013)	(7,545)
Economic hedge derivatives related to mortgage loans held for portfolio	4,121	4,619	8,408	8,208
Other stand-alone economic hedge derivatives	(3,766)	(3,476)	(7,529)	(6,309)
Total net interest income (expense) associated with economic hedge derivatives	3,669	1,907	6,421	(2,536)
Gains (losses) related to economic hedge derivatives
Interest rate swaps
Advances	(934)	7,344	(1,449)	6,700
Available-for-sale securities	(3)	44	19	4
Trading securities	490	(19)	4,224	(19)
Mortgage loans held for portfolio	(525)	11,033	3,270	245
Consolidated obligation bonds	158	(3,482)	(769)	(1,521)
Consolidated obligation discount notes	(1,256)	(4,647)	(2,050)	3,855
Other stand-alone economic hedge derivatives	1,596	(6,154)	(1,480)	1,892
Interest rate swaptions
Available-for-sale securities	(50)	(1,238)	(1,614)	(1,099)
Mortgage loans held for portfolio	(282)	(1,929)	(2,266)	(877)
Mortgage delivery commitments	21	2,563	578	2,050
Member/offsetting swaps and caps	(1)	(1)	(2)	(6)
Total fair value gains (losses) related to economic hedge derivatives	(786)	3,514	(1,539)	11,224
Price alignment amount on daily settled derivative contracts	4,910	2,733	9,529	5,110
Total net gains on derivatives and hedging activities	7,793	8,154	14,411	13,798
Net gains (losses) on trading securities	(597)	(2,215)	(5,000)	588
Net gains on other assets carried at fair value	298	583	1,359	1,154
Gains on early extinguishment of debt	—	—	—	23,396
Realized gains on sales of held-to-maturity securities	—	1,081	—	1,081
Service fees	590	792	1,362	1,565
Letter of credit fees	5,996	4,523	11,811	8,473
Standby bond purchase agreement fees	388	424	781	846
Other, net	148	354	357	404
Total other	6,823	5,542	10,670	37,507
Total other income	$14,616	$13,696	$25,081	$51,305

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

Fair Value Hedge Ineffectiveness
The Bank uses interest rate swaps to hedge the risk of changes in the fair value of some of its advances and consolidated obligation bonds and substantially all of its available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair values of both the derivative (the interest rate swap) and the hedged item (limited to changes attributable to the hedged risk) are recorded in net interest income in the same income statement line that is used to present the earnings effect of the hedged item. To the extent that the Bank's fair value hedging relationships do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in fair value of the derivative is recorded in earnings as net gains (losses) on derivatives and hedging activities (in this case, there is no offsetting change in fair value of the hedged item). The net gains (losses) on derivatives associated with specific advances, available-for-sale securities and consolidated obligation bonds that did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, totaled $(0.8) million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively, and totaled $(2.2) million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively.
Economic Hedge Derivatives
Notwithstanding the transitory nature of the ineffectiveness-related gains and losses associated with the Bank's available-for-sale securities portfolio (discussed above), the Bank has entered into several derivative transactions in an effort to mitigate a portion of the periodic earnings variability that can result from those fair value hedging relationships. At both June 30, 2024 and December 31, 2023, the notional balance of these derivatives totaled $400 million. For the three months ended June 30, 2024 and 2023, the gains (losses) associated with these stand-alone economic hedge derivatives were $1.6 million and $6.1 million, respectively. The gains (losses) associated with these stand-alone economic hedge derivatives were $(1.5) million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively.
The Bank has invested in residential mortgage loans. A portion of the interest rate and prepayment risk associated with the Bank's mortgage loan portfolio is managed through the use of interest rate swaps and swaptions. The net change in the fair values of these interest rate swaps and swaptions were $(0.8) million and $9.1 million for the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $(0.6) million for the six months ended June 30, 2024 and 2023, respectively. In addition, in some but not all cases, the Bank enters into delivery commitments associated with the purchase of the mortgage loans. The fair value changes associated with mortgage delivery commitments (representing net unrealized gains/losses from the commitment date to the settlement date) were $0.02 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.
The Bank has invested in GSE CMBS. To hedge a portion of the prepayment risk that exists during the open period (i.e., the period during which the securities can be prepaid without a yield maintenance fee), the Bank has entered into swaptions with a notional balance of $1.15 billion. For the three months ended June 30, 2024 and 2023, the losses associated with these stand-alone economic hedge derivatives were $0.05 million and $1.2 million, respectively. For the six months ended June 30, 2024 and 2023, the losses associated with these stand-alone economic hedge derivatives were $1.6 million and $1.1 million, respectively.
From time to time, the Bank hedges the risk of changes in the fair value of some of its longer-term consolidated obligation discount notes using fixed-for-floating swaps. For the three months ended June 30, 2024 and 2023, the losses associated with these stand-alone economic hedge derivatives were $1.3 million and $4.6 million, respectively, and for the six months ended June 30, 2024 and 2023, the gains (losses) associated with these stand-alone economic hedge derivatives were $(2.1) million and $3.9 million, respectively.
As discussed previously in the section entitled “Financial Condition — Derivatives and Hedging Activities," the Bank previously offered interest rate exchange agreements to its members to assist them in meeting their risk management objectives. In derivative transactions with its members, the Bank acts as an intermediary by entering into an interest rate exchange agreement with the member and then entering into an offsetting interest rate exchange agreement with one of the Bank’s non-member derivative counterparties. The net change in the fair values of derivatives transacted with members and the offsetting derivatives was insignificant for the three and six months ended June 30, 2024 and 2023.
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
Other
During the six months ended June 30, 2024 and 2023, the Bank held U.S. Treasury Notes and U.S Treasury Bills, all of which were classified as trading securities. Due to fluctuations in interest rates, the aggregate gains (losses) on these investments were $(0.6) million and $(2.2) million for the three months ended June 30, 2024 and 2023, respectively, and $(5.0) million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively. The Bank occasionally hedges the risk of changes in the fair value of some of the U.S. Treasury Notes and U.S Treasury Bills held in its short-term liquidity portfolio. The gains (losses) associated with these stand-alone derivatives were $0.49 million and $(0.02) million for the three months ended June 30, 2024 and 2023, respectively, and $4.2 million and $(0.02 million) for the six months ended June 30, 2024 and 2023, respectively.
The Bank has a small balance of marketable equity securities consisting solely of mutual fund investments associated with its non-qualified deferred compensation plans. These securities are carried at fair value and included in other assets on the statements of condition. The fair value gains on these securities totaled $0.3 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. The gains on the securities are offset by a corresponding increase in amounts owed to participants in the deferred compensation plans, the expense for which is recorded in compensation and benefits expense (in the case of employees) or other operating expenses (in the case of directors).
During the three months ended March 31, 2023, the Bank extinguished three consolidated obligation bonds with a total par value of $250 million. The gains on these extinguishments totaled $23.4 million. There were no debt extinguishments during the six months ended June 30, 2024 or the three months ended June 30, 2023.
During the three months ended June 30, 2023, the Bank sold all of its non-agency RMBS that had been classified as held-to-maturity securities. Proceeds from the sale totaled $29,025,000, resulting in a net realized gain of $1,081,000. For each of these securities, the Bank had previously collected at least 85 percent of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. The Bank did not sell any available-for-sale securities or any other held-to-maturity securities during the six months ended June 30, 2024 or 2023.
Letter of credit fees totaled $6.0 million and $11.8 million for the three and six months ended June 30, 2024, respectively, compared to $4.5 million and $8.5 million for the corresponding periods in 2023. At June 30, 2024 and 2023, outstanding letters of credit totaled $32.1 billion and $25.7 billion, respectively.
Standby bond purchase agreement fees totaled $0.4 million for both the three months ended June 30, 2024 and 2023 and $0.8 million for both the six months ended June 30, 2024 and 2023. At June 30, 2024 and 2023, outstanding standby bond purchase agreements totaled $742 million and $814 million, respectively.
Other Expense
Total other expense includes the Bank’s compensation and benefits; other operating expenses; voluntary grants, donations and Affordable Housing Program contributions; derivative clearing fees and its proportionate share of the costs of operating the Finance Agency and the Office of Finance. For the three and six months ended June 30, 2024, these expenses totaled $35.6 million and $68.9 million, respectively, compared to $32.9 million and $72.6 million for the corresponding periods in 2023.
Compensation and benefits were $14.3 million and $28.9 million for the three and six months ended June 30, 2024, respectively, compared to $13.1 million and $37.2 million for the corresponding periods in 2023. The increase in compensation and benefits for the three months ended June 30, 2024, as compared to the corresponding period in 2023, totaled $1.2 million and was due largely to an increase in expenses related to the Bank's supplemental executive retirement plan ("SERP"), as well as cost-of-living and merit increases and higher average headcount. The decrease in compensation and benefits for the six months ended June 30, 2024, as compared to the corresponding period in 2023, totaled $8.3 million and was due largely to a decrease in expenses related to the Bank's defined benefit pension plan, partially offset by an increase in expenses related to its SERP, as well as cost-of-living and merit increases and higher average headcount. In March 2023, the Bank made a $10.0 million voluntary contribution to the multiemployer defined benefit pension plan in which it participates. The Bank did not make any voluntary contributions to this plan during the six months ended June 30, 2024. During the three months ended June 30, 2024, the Bank made initial contributions to its recently reactivated SERP. The Bank's average headcount was 211 and 203 employees for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the Bank employed 212 people, an increase of 8 employees from December 31, 2023.
Other operating expenses for the three and six months ended June 30, 2024 were $14.2 million and $26.3 million, respectively, compared to $12.4 million and $23.4 million, respectively, for the corresponding periods in 2023, representing increases of $1.8 million and $2.9 million, respectively. The increases in other operating expenses for the three and six months ended June 30,

2024, as compared to the corresponding periods in 2023, resulted primarily from increased usage of independent contractors to support information technology initiatives at the Bank, as well as increases in professional services, member events and mortgage program expenses.
The Bank, together with the other FHLBanks, is assessed for the costs of operating the Office of Finance and a portion of the costs of operating the Finance Agency. The Bank’s allocated share of these expenses totaled approximately $5.1 million and $10.2 million for the three and six months ended June 30, 2024, respectively, as compared to $4.3 million and $8.2 million, respectively, for the corresponding periods in 2023.
Voluntary grants, donations and Affordable Housing Program contributions totaled $1.8 million and $2.8 million for the three and six months ended June 30, 2024, respectively, and $2.4 million and $2.5 million for the three and six months ended June 30, 2023, respectively. During the second quarter of 2023, the Bank provided approximately $2.4 million of disaster relief in response to severe storms and tornados in Mississippi and Arkansas. During the three and six months ended June 30, 2024, the Bank disbursed approximately $1.4 million and $2.3 million of grants under its FORTIFIED Fund. This program was not offered until the second half of 2023. In addition, during the three and six months ended June 30, 2024, the Bank made voluntary make-whole contributions of $0.2 million and $0.3 million, respectively, to its Affordable Housing Program ("AHP"), as further discussed below in the section entitled "Voluntary Community Investment Programs."
Derivative clearing fees were $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, compared to $0.7 million and $1.2 million for the corresponding periods in 2023. The decline in derivative clearing fees was due in part to the additional fees associated with the derivative modifications that were entered into during the six months ended June 30, 2023 in preparation for the phase-out of LIBOR after June 30, 2023.
AHP Assessments
While the Bank is exempt from all federal, state and local income taxes, it is obligated to set aside amounts for its AHP.
As required by statute, each year the Bank contributes 10 percent of its earnings (as adjusted for interest expense on mandatorily redeemable capital stock) to its AHP. The AHP provides grants that members can use to support affordable housing projects in their communities. Generally, the Bank’s AHP assessment is derived by adding interest expense on mandatorily redeemable capital stock to income before assessments; the result of this calculation is then multiplied by 10 percent. The Bank’s AHP assessments totaled $20.8 million and $26.7 million for the three months ended June 30, 2024 and 2023, respectively, and $40.9 million and $46.1 million for the six months ended June 30, 2024 and 2023, respectively.
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
The following table sets forth a summary of the amounts that the Bank has made available for its voluntary loan and grant programs in 2024 and the loans/grants funded during the six months ended June 30, 2024 (in thousands).

	Amount from 2023 Made Available in 2024	Receipts of Principal and Interest from 2023	Reallocations	Total Available in 2024	Loans/Grants Funded During the Six Months Ended June 30, 2024	Amount Remaining
Loan Programs
CANOPY Fund	$35,000	$—	$(399)	$34,601	$—	$34,601
Small Business Boost	3,000	1,270	—	4,270	1,748	2,522
Total Loan Programs	38,000	1,270	(399)	38,871	1,748	37,123

Grant Programs
FORTIFIED Fund	4,000	—	—	4,000	2,282	1,718
Capacity Building and Growth Grant	3,000	—	399	3,399	—	3,399
Heirs' Property Program	2,000	—	—	2,000	—	2,000
Partnership Grant Program	1,000	—	—	1,000	—	1,000
Native American Housing Opportunities Fund	1,000	—	—	1,000	—	1,000
Housing Assistance for Veterans	300	—	—	300	265	35
Total Grant Programs	11,300	—	399	11,699	2,547	9,152

Total Voluntary Community Investment Programs	$49,300	$1,270	$—	$50,570	$4,295	$46,275
Overall, the income statement effects of the voluntary programs discussed above reduce the Bank’s reported income before assessments which, in turn, reduces the Bank’s statutory AHP assessment. To fully restore the Bank’s total AHP contribution to the dollar amount it would be in the absence of these effects, the Bank contributes a make-whole amount to its AHP. By resolution of the Bank’s Board of Directors, this obligation became effective on January 1, 2024. During the three and six months ended June 30, 2024, the AHP make-whole amounts were $191,000 and $299,000, respectively. These amounts, which are recorded in “Voluntary grants, donations and Affordable Housing Program contributions” in the Bank’s Statement of Income, were derived by aggregating the income statement effects of the voluntary programs which, in total, reduced the Bank’s reported income before assessments for the three and six months ended June 30, 2024 by $1,722,000 and $2,693,000, respectively, and then multiplying the total by the percentage needed to fully restore the Bank's AHP contribution.

Critical Accounting Estimates
A discussion of the Bank’s critical accounting estimates is provided in the 2023 10-K. During the six months ended June 30, 2024, there were no substantive changes to the methods used by the Bank to calculate its critical accounting estimates.
Liquidity and Capital Resources
In order to meet members’ credit needs and the Bank’s financial obligations, the Bank maintains a portfolio of money market instruments typically consisting of overnight federal funds, overnight reverse repurchase agreements, overnight interest-bearing deposits, U.S. Treasury Bills and U.S. Treasury Notes. Beyond those amounts that are required to meet members’ credit needs and its own obligations, the Bank typically holds additional balances of short-term investments that fluctuate as the Bank invests the proceeds of debt issued to replace maturing and called liabilities, as the balance of deposits changes, and as the level of liquidity needed to satisfy Finance Agency requirements changes. At June 30, 2024, the Bank’s short-term liquidity holdings were comprised of $13.6 billion of overnight reverse repurchase agreements (of which $9.4 billion was transacted with the Federal Reserve Bank of New York), $7.2 billion of overnight federal funds sold, $2.6 billion of overnight interest-bearing deposits, $1.2 billion of U.S.Treasury Notes and $1.0 billion of U.S. Treasury Bills.
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
On occasion, and as an alternative to issuing new debt, the Bank may assume the outstanding consolidated obligations for which other FHLBanks are the original primary obligors. This occurs in cases where the original primary obligor may have participated in a large consolidated obligation issue to an extent that exceeded its immediate funding needs in order to facilitate better market execution for the issue. The original primary obligor might then warehouse the funds until they were needed, or make the funds available to other FHLBanks. Transfers may also occur when the original primary obligor’s funding needs change, and that FHLBank offers to transfer debt that is no longer needed to other FHLBanks. Transferred debt may be in the form of discount notes or bonds. The Bank participates in such transfers of funding from other FHLBanks when the transfer represents favorable pricing relative to a new issue of consolidated obligations with similar features. During the three months ended March 31, 2023, the Bank assumed one SOFR-indexed consolidated obligation bond with a par value of $1.0 billion from the FHLBank of Topeka. The bond matured and was repaid during the three months ended June 30, 2023. The Bank did not assume any other consolidated obligations from other FHLBanks during the six months ended June 30, 2024 or 2023.
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

On and after December 31, 2020, the Finance Agency considers a FHLBank to have adequate reserves of liquid assets if the FHLBank maintains 20 calendar days of positive daily cash balances. Further, the Finance Agency considers a FHLBank to have adequate liquidity to address funding gap risks if, on and after December 31, 2022, the FHLBank's funding gap ratios for the three-month and one-year time horizons do not exceed negative 15 percent and negative 30 percent, respectively. The Bank was in compliance with these liquidity requirements at all times during the six months ended June 30, 2024.
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

The Enterprise Market Risk Management Policy articulates the Bank’s tolerance for the amount of overall interest rate risk the Bank will assume by limiting the maximum estimated loss in market value of equity that the Bank would incur under simulated 200 basis point changes in interest rates to 15 percent of the estimated base case market value. As reflected in the table below entitled "Market Value of Equity," the Bank was in compliance with this limit at June 30, 2024, March 31, 2024 and December 31, 2023.
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
The following table provides the Bank’s estimated base case market value of equity and its estimated market value of equity under up and down 200 basis point interest rate shock scenarios (and, for comparative purposes, its estimated market value of equity under up and down 100 basis point interest rate shock scenarios) as of December 31, 2023, March 31, 2024 and June 30, 2024. In addition, the table provides the percentage change in estimated market value of equity under each of these shock scenarios as of those dates.
MARKET VALUE OF EQUITY
(dollars in billions)

		Up 200 Basis Points(1)		Down 200 Basis Points(2)		Up 100 Basis Points(1)		Down 100 Basis Points(2)
	Base Case Market Value of Equity	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case	Estimated Market Value of Equity	Percentage Change from Base Case
December 2023	$7.445	$7.404	(0.55)%	$7.453	0.11%	$7.440	(0.07)%	$7.454	0.12%
March 2024	7.242	7.217	(0.35)%	7.282	0.55%	7.231	(0.15)%	7.260	0.25%
June 2024	7.492	7.485	(0.09)%	7.540	0.64%	7.494	0.03%	7.509	0.23%
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
The following table provides information regarding the Bank’s base case duration of equity as well as its duration of equity in up and down 100 and 200 basis point interest rate shock scenarios as of December 31, 2023, March 31, 2024 and June 30, 2024.
DURATION ANALYSIS
(expressed in years)

	Base Case Interest Rates				Duration of Equity
	Asset Duration	Liability Duration	Duration Gap	Duration of Equity	Up 100(1)	Up 200(1)	Down 100(2)	Down 200(2)
December 2023	0.17	(0.18)	(0.01)	(0.02)	0.18	0.59	0.04	(0.28)
March 2024	0.19	(0.19)	—	0.18	0.11	0.24	0.27	0.22
June 2024	0.20	(0.21)	(0.01)	(0.04)	—	0.17	0.35	0.37
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

August 12, 2024	By	/s/ Tom Lewis
Date		Tom Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)